Form 10-K
CURTISS WRIGHT CORP
filed 1994-04-07
CIK 26324

Page 1 of 77
                                                       Exhibit Index:  Page 26
                                    FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                 [FEE REQUIRED]

Commission File Number 1-134
                           CURTISS-WRIGHT CORPORATION
            (Exact name of Registrant as specified in its charter)

           Delaware                                      13-0612970
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

1200 Wall Street West, Lyndhurst, N.J.                      07071
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (201) 896-8400 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
Common Stock, par value $1 per share                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such 2iling requirements for the past 90 days.
                                      Yes  x   No
                                         -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      Yes      No  x
                                         -----   -----
The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant is $ 84,061,337 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 15, 1994 of $35.50).


[FN]
(*)Shares held by former subsidiaries of Teledyne, Inc. have been excluded from this computation soley because of the definition of the term "affiliate" in the regulations promulgated pursuant to the Securities Exchange Act of 1934. Also, for purposes of this computation, all directors and executive officers of Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate. See material referred to under Item 12, below.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.
                                                          Number of Shares
         Class                                    Outstanding at March 11, 1994

Common Stock, par value $1 per share                         5,059,053


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1993 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 1994 Annual Meeting of Stockholders are incorporated by reference into Parts II and III.

Introduction
  Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation, ("Curtiss-Wright", the "Corporation" or the "Registrant"), hereby files its Form 10-K Annual Report for the year 1993. References in the text to the "Corporation," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise.
                                    PART I
Item 1.  Business.
- ------------------
  Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. Curtiss-Wright operates in three industry segments:
Aerospace; Industrial; and Flow Control and Marine.

                               AEROSPACE  SEGMENT
  Control and actuation systems are designed, developed and manufactured by the Corporation for the aerospace industry by Curtiss-Wright Flight Systems, Inc. and Curtiss-Wright Flight Systems/Shelby, Inc. (collectively "Flight Systems"), wholly-owned subsidiaries of the Registrant. Generally speaking, such components and systems are designed to position aircraft control surfaces, or to operate canopies, landing gear or weapon bay doors or other devices through the use of actuators. Products offered consist of electro-mechanical and hydro-mechanical actuation components and systems. They include actuators for the Lockheed (formerly General Dynamics) F-16, and McDonnell Douglas F/A-18 fighter planes, the Boeing 737, 747, 757 and 777 jet transports, and the Sikorsky Black Hawk and Seahawk helicopters. Flight Systems also provides spare parts and overhaul services for these products as well as for systems and components previously supplied on other aerospace programs including the Lockheed L-1011 transport aircraft and the Grumman F-14A fighter plane.
  Flight Systems provides the Leading Edge Flap Rotary Actuators (LEFRA) for the F-16. These are ongoing commitments for new F-16 aircraft from Lockheed/Fort Worth Company for the U.S. Air Force and for foreign military customers. LEFRAs provided for an Air Force retrofit program are scheduled to be completed in 1994. Work on the F-16 is the largest program at Flight Systems. Future government orders for this aircraft are uncertain and the potential for the F-16 is largely dependent on Lockheed's foreign sales. In 1993, Flight Systems obtained a sole-source contract from Lockheed covering its requirements for LEFRA to support such sales. This potentially significant contract can generate a high volume of sales but is not expected to fully replace the volume that has been experienced from the U.S. Air Force programs.

   Flight Systems is a major supplier for the Lockheed/Boeing F-22 Advanced Tactical Fighter plane which has been described as the Air Force's future air superiority fighter. While Flight Systems does not expect to begin substantial production on this program for several years the program is proceeding with the engineering and manufacturing development phase. In 1993 it received further funding to proceed with F-22 engineering and manufacturing development valued at approximately $24 million to be performed during the next three years.
  An award was received in 1993 for an engineering manufacturing and development phase contract for the FA-18E/F Lex Vent Drive System with actual production several years away.
  Efforts by Flight Systems to expand its product base include continued work on a control system for the new Bell/Boeing tilt rotor V-22 aircraft.
  Flight Systems is developing a complete overhaul service for the airlines of transmissions and actuators previously manufactured by it for Boeing 737 and 747 aircraft. Overhaul services are also provided for other Boeing 727 and 737 components originally manufactured by other Boeing suppliers.
  Flight Systems products are sold in keen competition with a number of other systems suppliers, some of which have financial resources greater than those of the Corporation and significant technological and human resources. Flight Systems and these suppliers compete to have their systems selected to perform control and actuation functions on new aircraft. While an aircraft manufacturer usually awards a contract of several years duration to one system supplier, "second sourcing" is becoming more prevalent. Competition has intensified because relatively few new aircraft models have been produced in recent years. This operation competes primarily on the basis of engineering capability, quality and price. Products are marketed directly to Flight Systems customers by employees. Flight Systems maintains field marketing offices in Texas and California.
  Metal Improvement Company, Inc. ("MIC"), a wholly-owned subsidiary, performs shot peening and peen forming operations for aerospace manufacturers and their suppliers. Shot peening is a physical process used primarily to increase fatigue life in metal parts. MIC provides shot peening services to jet engine manufacturers, landing gear suppliers and many other aerospace manufacturers. Peen forming is a process used to form curvatures in panel shape metal parts to very close tolerances. These panels are used as the "wing skins" after assembly on many commercial, military and executive aircraft in service today. Currently, MIC is peen forming wing skins for jet transports manufactured by McDonnell Douglas. It also participates in the "Airbus" commercial jet transport program as a supplier to British Aerospace. The continued stretch out of orders from McDonnell Douglas and British Aerospace is expected to adversely impact sales to an extent not presently determinable.
  MIC's marketing is accomplished through direct sales. While MIC competes with a great many firms and often deals with customers which have the resources to perform for themselves the same services as are provided by MIC, MIC considers that its greater technical expertise and superior quality provide it with a competitive advantage.
  The Buffalo Facility, a division of the Corporation, extrudes preforms for tactical missile motor cases and offers titanium shapes used for aircraft structural support.
  The Corporation offers replacement parts for Curtiss-Wright reciprocating and turbo-jet propulsion engines to military agencies of foreign governments and, to a lesser extent, the U. S. Government. Sales are derived primarily from the receipt of orders by users of previously manufactured aircraft engines. It also manufactures windshield wiper systems for marine and aircraft use which are sold primarily by direct sales.

  The business of the Aerospace Segment would be materially affected by the loss of any one of several important customers. A substantial portion of segment sales are made to Lockheed Corporation and Boeing Company for F-22 engineering and design work and to Lockheed Corporation for F-16 fighter aircraft for U. S. and foreign government end use or to the Boeing Company for commercial transport aircraft. The loss of any of these important customers would have a material adverse effect on this segment. Furthermore, the likelihood of future reductions in military and commercial programs due to reduced spending and problems in the airline industry continues to exist.
  The backlog of the Aerospace segment as of January 31, 1994 was $104.3 million as compared with $96.2 million as of January 31, 1993. Of the January 31, 1994 amount, approximately 39% is expected to be shipped during 1994. None of the business of this segment is seasonal. Raw materials, though not significant to these operations, are available in adequate quantities.

                              INDUSTRIAL  SEGMENT
  The MIC subsidiary of the Corporation is engaged in the business of performing shot peening and heat treating for a broad spectrum of industrial customers, principally in the agricultural equipment, construction equipment, automotive and oil and gas industries. Heat treating is a metallurgical process used primarily to harden metals in order to provide increased durability and service life. MIC marketing and sales activity is done on a direct sales basis. Operations are conducted in facilities in the United States, Canada, England, France and Germany. Although numerous companies compete in the shot peening field, and many customers for shot peening services have the resources to perform such services themselves, MIC believes that its greater technical know how provides it with a competitive advantage. Substantial numbers of industrial firms elect to perform shot peening services for themselves. MIC also competes on the basis of quality, service, price and delivery. MIC experiences substantial competition from other companies in heat treating metal components.
  MIC is also engaged in the business of precision stamping and finishing of high strength steel reed valves used by various manufacturers of products such as refrigerators, air compressors, and small engines.
  The Corporation's Buffalo, New York facility produces custom extruded shapes and seamless alloy, stainless steel and titanium pipe on a 12,000 ton horizontal extrusion press. These products are marketed by direct salesmen and distributors for use primarily in the chemical, petrochemical and oil and gas industries. Keen competition exists in these markets. It comes from foreign sources and a small number of domestic competitors who use substantially the same or other methods of manufacture. In addition, excess capacity exists in the industry because of the sharp reduction in military procurements and the effects of the recession. The Corporation competes in these markets primarily on the basis of price, quality and delivery with quality and delivery being the major factors. The extrusion press has been in operation for thirty-seven
years and is unique in its size and certain capabilities.   The Buffalo
facility remains dependent on this press for its operations and a failure resulting in a shutdown of the operation in the future for an extended period could have adverse consequences.
  The backlog of the Industrial segment (which has historically been low relative to sales of the segment) as of January 31, 1994 was $2.8 million as compared with $3.8 million as of January 31, 1993. All of the January 31, 1994 backlog is expected to be shipped in 1994. None of the business of this segment is seasonal. Raw materials, though not particularly significant to these operations, are available in adequate quantities.

                        FLOW CONTROL AND MARINE SEGMENT

  The Target Rock subsidiary of the Corporation manufactures and refurbishes highly engineered valves of various types and sizes, such as hydraulically operated, motor operated and solenoid operated globe, gate, control and safety relief valves, which are used to control the flow of liquids and gases, and provide safe relief in the event of system overpressure. They are used primarily in United States Navy nuclear propulsion systems, in new and existing commercial nuclear and fossil fuel power plants and in facilities for process steam regeneration in the petroleum, paper and chemical industries. It also supplies actuators and controllers for Target Rock manufactured valves as well as for valves manufactured by others. These products are sold for use by the Nuclear Navy by direct sales.
  The Corporation's Buffalo, New York facility produces, on its extrusion press, custom extruded shapes and seamless pipe of varying wall sizes from various alloys for use in U.S. Navy ships, including the nuclear propulsion systems utilized by such ships.
  Sales to commercial users are accomplished through independent marketing representatives and by direct sales. Sales for United States Government use are made by responding directly to requests for proposals from customers and through the use of marketing representatives.
  Strong competition in valves is encountered primarily from a small number of experienced domestic firms in the military market, and from a larger number of domestic and foreign sources in the commercial market. Some firms, competing with the Buffalo facility, employ processes different from the extrusion process in the production of competing products. The products of the Flow Control and Marine Segment are sold to customers who are sophisticated and demanding. Performance, quality, technology, production methods, delivery and price are the principal areas of competition.
   Raw materials are generally available in adequate supply from a number of suppliers. The business of this segment is not materially dependent upon any single source of supply.
   The dollar amount of the Flow Control and Marine segment backlog of orders at January 31, 1994 was $43.4 million as compared with $46.6 million at January 31, 1993. Of the January 31, 1994 backlog, approximately 49.6% is expected to be delivered during 1994. Despite a declining market, Target Rock has been able to increase its market share and to maintain its sales volume. Target Rock's business, especially the production of valves for the United States Navy, is characterized by long lead times from order placement to delivery.
The business of this segment is not seasonal.
  Target Rock is anticipating an increase in demand for its packless electronic control valve as a replacement item for competitors' commercial valves containing packing, as a result of the future application of stringent new Federal standards limiting air pollution from "fugitive" emissions from valves now widely in use.
  A substantial amount of the sales in the Flow Control and Marine segment are made to the Westinghouse Electric Corporation for United States Government end use. The loss of this customer would have a material adverse effect on this segment. U.S. Government direct and end use sales of this segment in 1993 and 1992 were $16.9 and $20.6 million, respectively.

                               OTHER INFORMATION

Government Sales
  In 1993, 1992 and 1991, direct sales to the United States Government and sales for United States Government end use aggregated 34%, 36% and 34%, respectively, of total sales for all segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.
  In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of termination, there generally are provisions for recovery by the Corporation of its allowable costs and a proportionate share of the profit or fee on the work done, consistent with regulations of the United States Government. Subcontracts for Navy nuclear valves usually provide that Target Rock must absorb most of any over-run of "target" costs. In the event that there is a cost underrun, however, the customer is to recoup the larger portion of the underrun.
  It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States government prime contracts or subcontracts, they are secured by a lien in favor of the government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1 C, 3 and 4 to the Consolidated Financial Statements, on pages 21 and 23 of the 1993 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and hereinafter referred to as the "Registrant's Annual Report".) In the case of most Flow Control and Marine products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
   Research and development expenditures of the Corporation amounted to approximately $1.4 million in 1993 as compared to about $1.6 million in 1992 and $2.3 million in 1991. All research and development expenditures were spent on Corporation sponsored activities for 1993 and 1992. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications which have been obtained or filed over a period of years. The Corporation does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
   The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in the material in Note 13 to the Consolidated Financial Statements which appears on pages 30 and 31 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
   At the end of 1993, the Corporation had approximately 1,550 employees. Most production employees are represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
   The material in Note 21 to the Consolidated Financial Statements, which appears on Page 37 of the Registrant's Annual Report, is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Corporation has been derived from European operations (basically those of MIC). The Corporation does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
- --------------------
   The principal physical properties of the Corporation and its subsidiaries are described below:

                          Descrip-    Owned/
Location                   tion(1)    Leased(5)  Principal Use
- -----------------------   ---------   ---------  ------------------------------
Wood-Ridge,               2,322,000   Owned(2)   Multi-tenant industrial
New Jersey                sq. ft. on             rental facility.
                          144 acres

Fairfield,                450,000     Owned(3)   Manufacture of actuation and
New Jersey                sq. ft. on             control systems
                          39 acres               (Aerospace segment).

Buffalo,                  267,000     Owned      Extrusion of shapes and pipe
New York                  sq. ft. on             (Flow Control and Marine,
                          14 acres               Industrial and Aerospace
                                                 segments).

Brampton,                 87,000      Owned      Shot peening & peen forming
Ontario,                  sq. ft. on             operations (Aerospace segment)
Canada                    8 acres

East                      195,000     Owned(4)   Manufacture of valves (Flow
Farmingdale,              sq. ft. on             Control and Marine segment).
New York                  11 acres

Shelby,                   59,000      Owned      Manufacture of actuation and
North Carolina            sq. ft on              control systems (Aerospace
                          6.2 acres              segment).

Columbus,                 75,000      Owned      Heat treating (Industrial
Ohio                      sq. ft.                segment).

Deeside,                  81,000      Owned      Shot peening and peen forming
Wales                     sq. ft.                (Aerospace segment).
United Kingdom

   (1)Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

   (2)Approximately 1,926,000 square feet are leased to others and approximately another 396,000 square feet are vacant and available for lease.

   (3)Approximately 197,000 square feet are leased to other parties and approximately another 50,000 square feet are available for lease.

   (4)Title to approximately six acres of land and the building located thereon is held by the Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond.

   (5)Generally, the leases under the Industrial Revenue Financing Programs referred to above provide that upon expiration and payment of the related bonds, title will be transferred to the Corporation on payment of a minimal amount.

   It is the policy of the Corporation to lease to others those portions of its facilities that it does not fully utilize.
   In addition to the properties listed above, MIC (Aerospace and Industrial segments) leases an aggregate of approximately 300,000 square feet of space at nineteen different locations in the United States and England and owns buildings encompassing about 326,000 square feet in fifteen different locations in the United States, France, Germany, and England. Curtiss-Wright Flight Systems/Shelby, Inc. leases a 25,000 square foot building in Lattimore, North Carolina for warehouse purposes.
   Curtiss-Wright of Canada owns a building containing approximately 44,000 square feet of commercial space located in London, Ontario, Canada. Pursuant to the termination of manufacturing operations, this building is now being offered for sale.
   The Corporation leases approximately 17,000 square feet of office space in Lyndhurst, New Jersey, for its executive offices.
   It is the Corporation's opinion that the buildings on the properties referred to in this Item generally are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them by the Corporation. No examination of titles to properties owned by the Corporation has been made for the purposes of this Form 10-K Report.
   The following undeveloped tracts, owned by the Registrant, are not attributable to a particular industry segment of the Corporation: Hardwick Township, New Jersey, 679 acres; Perico Island, Florida, 158 acres, the bulk of which is below water; Reno vicinity, Nevada, 44 acres; Washington Township, New Jersey, 33 acres; and Nantucket, Massachusetts, 33 acres. In addition, the Registrant owns approximately 7.4 acres of land in Lyndhurst, New Jersey which is leased, on a long-term basis, to the owner of the commercial building located on the land.

Item 3. Legal Proceedings.
- --------------------------
   1. The material in Note 10 to the Consolidated Financial Statements which appears on page 28 of the Registrant's Annual Report is incorporated by reference in this Form 10-K Annual Report.
   2. In October 1989 a joint and several liability claim in an unspecified amount was brought by the State of New Jersey Department of Environmental Protection against the Registrant and a dozen or more other corporations under the Comprehensive Environmental Response, Compensation and Liability Act for reimbursement of costs incurred by the State in response to the release of hazardous substances at Sharkey Landfill site in Parsippany, New Jersey, for a future declaratory judgment in favor of the State with respect to all future such costs and for penalties and costs of enforcement, including attorney fees. The case was subsequently consolidated for all purposes with U.S. v. CMDG Realty co., et al., a parallel action by the U. S. Environmental Protection Agency in which the Registrant was not a defendant. Both cases are pending in the U. S. District Court for the District of New Jersey. A third-party complaint in both cases has been filed against approximately thirty industrial concerns, forty governmental instrumentalities and forty transporters, alleging that each of them is liable in some measure for the costs related to the site.
   3. Caldwell Trucking Superfund Site. Registrant incorporates by reference its response to Item 1 to Form 10-Q for the quarter ended June 30, 1993. Registrant further states that following said reporting period in December 1993 Registrant and seven other companies considered by the U. S. Environmental Protection Agency ("EPA") to be potentially responsible parties signed a consent order with the EPA, the New Jersey Department of Environment and Energy and the U. S. Department of Interior. The order provides that, among other things, the parties perform groundwater and natural resources investigation and remediation activities. The consent order also released parties from past costs, future federal oversight costs and all other natural resource damage.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------
        Not applicable.

Executive Officers of the Registrant.
- -------------------------------------
   The following table sets forth the names, ages, and principal occupations and employment of all executive officers of Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

Name                   Principal Occupation and Employment                  Age
- ---------------------  ---------------------------------------------------  ---
Shirley D. Brinsfield  Chairman since March 1990 and President from July
                       1991 to May 1993.                                    71

David Lasky            President (from May 1993); previously Senior Vice
                       President, General Counsel and Secretary.            61

Robert E. Mutch        Executive Vice President; President, since July
                       1991, Vice President and General Manager since
                       1987, Director of Operations 1985-1987 of
                       Curtiss-Wright Flight Systems, Inc., a wholly-
                       owned subsidiary since 1982.                         49

Gerald Nachman         Executive Vice President; President of Metal
                       Improvement Company, Inc., a wholly-owned
                       subsidiary.                                          64

George J. Yohrling     Vice President; Senior Vice President, since July
                       1991, Vice President and General Manager of
                       Curtiss-Wright Flight Systems/Shelby, Inc., a
                       wholly-owned subsidiary, since 1985.                 53

Robert A. Bosi         Vice President - Finance since January 1993;
                       Treasurer, 1990-1993; Treasurer 1988-1989 of
                       Essex Chemical Corporation.                          38

Dana M. Taylor, Jr.    Secretary, General Counsel (from May 1993);
                       Assistant General Counsel (July 1992 to May 1993);
                       Senior Attorney (February 1979 - July 1992).         61

Gary Benschip          Treasurer since January 1993; Assistant Treasurer,
                       1991 to January 1993; 1989-1991 Financial
                       Consultant; 1988-1989, Treasurer of Amerace
                       Corporation.                                         46

Kenneth P. Slezak      Controller; Vice President and Controller, Plessey
                       Dynamics Corp., 1986-1990.                           42

   The executive officers of the Registrant are elected annually by the Board of Directors at its organization meeting in May and hold office until the organization meeting in the next subsequent year and until their respective successors are chosen and qualified.
   There are no family relationships among these officers, or between any of them and any director of Curtiss-Wright Corporation, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
- -----------------------------------------------------------------------------
   See the information contained in the Registrant's Annual Report on page 43 under the captions "Common Stock Price Range" and "Dividends," and on the inside back cover, under the captions "Stock Exchange Listing," and "Common Stockholders," which information is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of Registrant was 6,800 as of March 11, 1994.

Item 6.  Selected Financial Data.
- ---------------------------------
   See the information contained in the Registrant's Annual Report on pages 42 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
- ----------------------------------------------------------
   See the information contained in the Registrant's Annual Report at pages 8 through 15, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------
   The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

        Consolidated Statements of Earnings for the years ended December 31, 1993, 1992 and 1991, page 16.

        Consolidated Balance Sheets at December 31, 1993 and 1992, pages 17 and 18.

        Consolidated Statements of Cash Flows for the years ended December
          31, 1993, 1992 and 1991, page 19.

        Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1993, 1992 and 1991, page 20.

        Notes to Consolidated Financial Statements, pages 21 through 39, inclusive, which include selected quarterly financial data.

        The Report of Independent Accountants for the two years ended December
          31, 1993, page 41.

   The Report of Independant Accountants for the year ended December 31, 1991, is included herein on page 17.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
- ------------------------------------------------------
   Information required by this Item is included under the caption "Independent Public Accountants" in the Registrant's Proxy Statement, dated March 17, 1994, filed with the Securities and Exchange Commission in accordance with Regulation 14A ("Registrant's Proxy Statement"), which information is incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers
          of the Registrant.
- ------------------------------------------
   Information required in connection with directors and executive officers is set forth under the title "Executive Officers of the Registrant," in Part I hereof, at pages 16 and 17, and under the caption "Election of Directors," in the Registrant's Proxy Statement, which information is incorporated herein by reference.
   Dana M. Taylor, Jr., Secretary of the Registrant was late in filing his initial Form 3 report following his becoming an officer. However, he did not have any transactions in the Corporation's stock between when he became an officer and when the report was filed.

Item 11.  Executive Compensation.
- ---------------------------------
   Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.
- --------------------------------------------------
   See the following portions of the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the material under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) material included under the caption "Election of Directors."

Item 13.  Certain Relationships and Related Transactions.
- ---------------------------------------------------------
   Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.
- -------------------------------------------------
(a)(1) Financial Statements:

   The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in Registrant's Annual Report are incorporated herein by reference in Item 8:

       (i) Consolidated Statements of Earnings for the years ended December 31, 1993, 1992 and 1991.

       (ii)  Consolidated Balance Sheets at December 31, 1993 and 1992.

       (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

       (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.

       (v)   Notes to Consolidated Financial Statements.

       (vi) The Report of Independent Accountants for the two years ended December 31, 1993. In addition, the Report of Independent Accountants for the year ended December 31, 1991 is included herein on page 17.

(a)(2)  Financial Statement Schedules:

  The items listed below are presented herein on pages 18 through 25

        The Report of Independent Accountants on Financial Statement Schedules

        Schedule I - Marketable Securities - Other Investments

        Schedule V - Property, Plant and Equipment.

        Schedule VI - Accumulated Depreciation and Amortization of Property,
                        Plant and Equipment.

        Schedule VIII - Valuation and Qualifying Accounts.

        Schedule IX - Short Term Borrowings

        Schedule X - Supplementary Income Statement Information.

   Schedules other than those listed above have been omitted since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(4)  Exhibits:

        (3)(i) Restated Certificate of Incorporation, as amended May 8, 1987 (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-Q Report for the quarter ended June 30, 1987).

        (3)(ii) By-Laws as amended May 9, 1989 (incorporated by reference to
                Exhibit 3(b) to Amendment No. 1 to Registrant's Form 10-Q Report for the quarter ended March 31, 1989) and Amendment dated May 11, 1993.

        (4)(i) Agreement to furnish to the Commission upon request, a copy of any long term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

        (4)(ii) Revolving Credit Agreement dated October 29, 1991 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A. Article I Definitions, Section 1.01 Certain Definitions; Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30, 1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement.

        (10) Material Contracts:

             (i) Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).

             (ii) Curtiss-Wright 1989 Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

             (iii) Curtiss-Wright Corporation 1985 Stock Option Plan, as
                   amended, (incorporated by reference to Exhibit 4(iii) to Registrant's Form S-8 Registration Statement and Exhibit 4(i) to post-effective amendment No. 1 filed November 24, 1993, Registration No. 2-99113).

             (iv) Standard Severance Agreement with Officers of Curtiss-Wright (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1991).

             (v) Retirement Benefits Restoration Plan as amended May 9, 1989, (incorporated by reference to Exhibit 10(b) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).

        (13)  Annual Report to Stockholders for the year ended December 31,
              1993.

        (22)  Subsidiaries of the Registrant.

        (24) Consents of Experts and Counsel - see Consent of Independent Accountants.

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the three months ended December 31, 1993

                                  SIGNATURES
                                 ============
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CURTISS-WRIGHT CORPORATION
                                                        (Registrant)

                                                 By: David Lasky
                                                     David Lasky
                                                     President
Date:  March  28, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March  28, 1994                           By: Robert A. Bosi
                                                     Robert A. Bosi
                                                     Vice President

Date:  March  28, 1994                           By: Kenneth P. Slezak
                                                     Kenneth P. Slezak
                                                     Controller

Date:  March  28, 1994                           By: Thomas R. Berner
                                                     Thomas R. Berner
                                                     Director

Date:  March  28, 1994                           By: Shirley D. Brinsfield
                                                     Shirley D. Brinsfield
                                                     Director

Date:  March  28, 1994                           By: John S. Bull
                                                     John S. Bull
                                                     Director

Date:  March  28, 1994                           By: John B. Morris
                                                     John B. Morris
                                                     Director

Date:  March  28, 1994                           By: William W. Sihler
                                                     William W. Sihler
                                                     Director

Date:                                            By:
                                                     J. McLain Stewart
                                                     Director
                                                  certified public accountants

COOPERS & LYBRAND

                REPORT of INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
   of Curtiss-Wright Corporation:

We have audited the consolidated statements of earnings, cash flows and stockholders' equity of Curtiss Wright Corporation and Subsidiaries for the year ended December 31, 1991 which are incorporated by reference in this Annual Report on Form 10K. We have also audited the related financial statement schedules listed in Item 14(a)(2) of this Form 10K for the year ended December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Curtiss-Wright Corporation and Subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 10 to the consolidated financial statements in December 1990, the U. S. government filed a complaint against Target Rock Corporation, a wholly-owned subsidiary of the Corporation, asserting claims under the False Claims Act and at common law based on alleged embezzlements from Target Rock and labor mischarging to Government subcontracts issued to Target Rock. The ultimate outcome of the litigation cannot presently be determined.
Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


COOPERS & LYBRAND
COOPERS & LYBRAND

1301 Avenue of the Americas
New York, New York
February 10, 1992

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Curtiss-Wright Corporation

   Our audit of the consolidated financial statements referred to in our report dated February 14, 1994, appearing on page 41 of the 1993 Curtiss-Wright Corporation Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE
PRICE WATERHOUSE

Hackensack, NJ
February 14, 1994

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
            SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                              as of December 31, 1993

                                                                 (In thousands)
                                                    ---------------------------- ----------------------------
                                                                                     Amount at Which Each
                                Number of Shares                 Market Value          Portfolio of Equity
                                   or Units -                      of Each             Security Issues and
                                Principal Amount     Cost of      Issue at             Each Other Security
   Name of Issuer                 of Bonds and        Each        Balance               Issue Carried in
and Title of Each Issue                Notes          Issue       Sheet Date            the Balance Sheet

Money Market Preferred Stocks:

  Van Kempen Merit Trust for
    Insured Municipals                 3,000        $ 3,000        $ 3,000                 $ 3,000
  Van Kampen Merritt Trust for
    Investment Grade Municipals        2,000          2,000          2,000                   2,000
  Muni-Yield FLA Insured Fund          3,000          3,000          3,000                   3,000
  Brooklyn Union Gas Company           1,000          1,000          1,000                   1,000
  Duff and Phelps Utility Fund         2,000          2,000          2,000                   2,000
  Fujitec Capital Corporation          5,000          5,000          5,000                   5,000
  General Electric Capital Corp.       3,000          3,000          3,000                   3,000
  Alcoa International Holdings Co      4,000          4,000          4,000                   4,000
  Potomac Electric Power Co            5,000          5,000          5,000                   5,000
  Central Power and Light Co           4,000          4,000          4,000                   4,000
  Pioneer International Limited        5,000          5,000          5,000                   5,000
  Redland Preferred Stock plc          1,994          1,994          1,994                   1,994
  Elf Aquitaine U.K.
    (Holdings) plc                     5,000          5,000          5,000                   5,000

Utility Common Stocks(1)             366,400         10,667         10,673                  10,667

Common Stocks(1)                       5,957            150            202                     150
                                                    -------        -------                 -------
                                                    $54,811        $54,869                 $54,811
                                                    =======        =======                 =======


(1) Securities of any one individual issuer do not exceed 2% of total assets of $236,947,000.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT and EQUIPMENT
             for the years ended December 31, 1993, 1992 and 1991
                                (In thousands)

                                                                      (A)
                                                                   Transfers
                                                                   (to) from
                                   Balance at                        Other              Balance at
   Classification                  Beginning   Additions  Retire-  Classifi-  (B)       End of
  ----------------                 of Period    at Cost   ments    cations   Other      Period
PROPERTY USED in OPERATIONS:
Year ended December 31, 1993:
 Land                              $  4,931                        $    1   $    62    $  4,994
 Build'gs & build'g improvements     74,878               $  272    1,498       679      76,783
 Leasehold improvements               3,208                  195       46      (468)      2,591
 Machinery and equipment            116,364                3,134    3,788    (1,926)    115,092
 Office furniture and fixtures        6,450                   36    1,017        67       7,498
 Construction in progress             3,321    $ 4,914        52   (6,350)                1,833
                                   --------    -------    ------   -------  -------    --------
                                   $209,152    $ 4,914    $3,689   $  -     $(1,586)   $208,791
                                   ========    =======    ======   =======  ========   ========
Year ended December 31, 1992:
 Land                              $  5,133               $  191 $    (11)            $   4,931
 Build'gs & build'g improvements     75,208                1,798    1,496  $    (28)     74,878
 Leasehold improvements               3,122                  400      608      (122)      3,208
 Machinery and equipment            115,428                4,773    6,077      (368)    116,364
 Office furniture and fixtures        6,949                  751      239        13       6,450
 Construction in progress             6,058    $ 6,752         6   (9,038)     (445)      3,321
                                   --------    -------    ------   -------  -------    --------
                                   $211,898    $ 6,752    $7,919   $ (629)  $  (950)   $209,152
                                   ========    =======    ======   =======  ========   ========
Year ended December 31, 1991:
 Land                              $  4,904                        $  229              $  5,133
 Build'gs & build'g improvements     75,031              $    46      229 $      (6)     75,208
 Leasehold improvements               2,978                  128      294       (22)      3,122
 Machinery and equipment            112,249                3,377    6,641       (85)    115,428
 Office furniture and fixtures        6,963                  693      696       (17)      6,949
 Construction in progress             6,561    $ 7,651             (8,089)      (65)      6,058
                                   --------    -------    ------   -------  -------    --------
                                   $208,686    $ 7,651    $4,244   $   -    $  (195)   $211,898
                                   ========    =======    ======   =======  =======    ========

continued on next page



                                                                      (A)
                                                                   Transfers
                                                                   (to) from
                                   Balance at                        Other              Balance at
   Classification                  Beginning   Additions  Retire-  Classifi-  (B)       End of
  ----------------                 of Period    at Cost   ments    cations   Other      Period
PROPERTY NOT USED in OPERATIONS:
Year ended December 31, 1993
 Land                              $  3,985               $   63   $             (4)  $   3,918
 Build'gs & build'g improvements        635                                     (21)        614
                                   --------    -------    ------   -------  -------    --------
                                   $  4,620               $   63            $   (25)  $   4,532
                                   ========    =======    ======   =======  =======    ========

Year ended December 31, 1992
 Land                              $  3,891  $      94                                $   3,985
 Build'gs & build'g improvements        100        535                                      635
                                   --------    -------    ------   -------  -------    --------
                                   $  3,991   $    629                                $   4,620
                                   ========    =======    ======   =======  =======    ========

Year ended December 31, 1991
 Land                              $  3,891                                           $   3,891
 Build'gs & build'g improvements        100                                                 100
                                   --------    -------    ------   -------  -------    --------
                                   $  3,991                                           $   3,991
                                   ========    =======    ======   =======  =======    ========

Notes (applicable to each year presented):
  (A) Transfers from construction in progress and transfers to property not used in operations.
  (B) Foreign currency translation adjustments.

Supplemental disclosure information:
 1. Depreciation methods are described in Note 1-E to Consolidated Financial Statements of the 1993 Annual Report
 2. Annual provisions for depreciation have been calculated in accordance with the following range of useful lives:
        Buildings and building improvements   4 to 40 years
        Leasehold improvements                5 to 20 years
        Machinery and equipment               2 to 15 years
        Office furniture and fixtures         3 to 10 years

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
          SCHEDULE VI - ACCUMULATED DEPRECIATION and AMORTIZATION of
                         PROPERTY, PLANT and EQUIPMENT
             for the years ended December 31, 1993, 1992 and 1991
                                (In thousands)

                                                                            Transfers
                                                    Additions               (to) from
                                       Balance at   Charged to                Other               Balance at
                                      Beginning of   Costs &   Retire-      Classifi-               End of
   Classification                        Period      Expenses  ments        cations(A)  Other(B)    Period

PROPERTY USED in OPERATIONS:

 Year Ended December 31, 1993:
  Buildings and building improvements   $ 53,119    $ 2,237     $    3                 $(119)    $ 55,234
  Leasehold improvements                   1,577        184        170                   (83)       1,508
  Machinery and equipment                 70,170      8,249      2,653                  (504)      75,262
  Office furniture and fixtures            4,655        813         32                   (79)       5,357
                                        --------    -------    -------      ------     ------    --------
                                        $129,521    $11,483     $2,858                 $(785)    $137,361
                                        ========    =======    =======      ======     ======    ========
 Year ended December 31, 1992:
  Buildings and building improvements   $ 51,862    $ 2,391     $1,105                 $ (29)    $ 53,119
  Leasehold improvements                   1,512        282        324                   107        1,577
  Machinery and equipment                 65,444      8,433      3,868                   161       70,170
  Office furniture and fixtures            4,492        802        694                    55        4,655
                                        --------    -------    -------      ------     ------    --------
                                        $123,310    $11,908     $5,991                 $ 294     $129,521
                                        ========    =======    =======      ======     ======    ========
 Year ended December 31, 1991:
  Buildings and building improvements   $ 49,519    $ 2,360    $     8      $  (5)     $  (4)    $ 51,862
  Leasehold improvements                   1,251        329         90         28         (6)       1,512
  Machinery and equipment                 59,561      8,508      2,619        (23)        17       65,444
  Office furniture and fixtures            4,081        916        501                    (4)       4,492
                                        --------    -------    -------      ------     ------    --------
                                        $114,412    $12,113     $3,218        -        $   3     $123,310
                                        ========    =======    =======      ======     ======    ========

PROPERTY NOT USED in OPERATIONS:
 Year ended December 31, 1993:
  Buildings and building improvements   $     98    $     2                                      $    100
                                        ========    =======    =======      ======     ======    ========
 Year ended December 31, 1992:
  Buildings and building improvements   $     93    $     5                                      $     98
                                        ========    =======    =======      ======     ======    ========
 Year ended December 31, 1991:
  Buildings and building improvements   $     88    $     5                                      $     93
                                        ========    =======    =======      ======     ======    ========

Notes (applicable to each year presented):

  (A) Reclassifications
  (B) Foreign currency translation adjustments

                    CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS
               for the years ended December 31, 1993, 1992 and 1991
                                  (In thousands)

                                                       Additions
                                             -------------------------
                                                           Charged to
                                 Balance at   Charged to     Other                    Balance at
                                 Beginning    Costs and    Accounts -   Deductions -    End of
Description                      of Period     Expenses     Describe     Describe(A)    Period

Deducted from assets to which
 they apply:

  Reserves for doubtful accounts
   and notes:


    Year-ended December 31, 1993   $1,031      $ 16                       $154          $  893
                                   ======      ====                       ====          ======

    Year-ended December 31, 1992   $  864      $194                       $ 27          $1,031
                                   ======      ====                       ====          ======

    Year-ended December 31, 1991   $  618      $633                       $387          $  864
                                   ======      ====                       ====          ======


Note:

  (A) Write off of bad debts.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
             for the years ended December 31, 1993, 1992 and 1991
                                (In thousands)

                                                          Maximum       Average       Weighted
                                             Weighted     Amount        Amount         Average
                                   Balance   Average    Outstanding   Outstanding   Interest Rate
Category of Aggregate             at End of  Interest   During the    During the     During the
Short-Term Borrowings               Period     Rate       Period        Period(2)      Period(3)

Year-ended December 31, 1993
  Notes payable to bank(1)       $     0      -         $     0     $     0          -
                                 =======     =======    =======     =======         =======

Year-ended December 31, 1992
  Notes payable to bank(1)       $     0      -         $     0     $     0            -
                                 =======     =======    =======     =======         =======

Year-ended December 31, 1991
  Notes payable to bank(1)       $     0      -         $ 3,000     $   750          8.31%
                                 =======     =======    =======     =======         =======

(1) Notes payable to banks represent borrowings under lines of credit borrowing arrangements which have no termination date, but are reviewed annually for renewal and First Bank Acceptance borrowings, which are for a 30 day minimum period.

(2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

            CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION for the years ended December 31, 1993, 1992 and 1991
                         (In thousands)


                                 Charged to Costs and Expenses
                             -------------------------------------
        Item                     1993         1992         1991
- --------------------------      ------       ------       ------
Maintenance and repairs         $6,113       $6,411       $7,539
                                ======       ======       ======

Local property taxes            $2,906       $2,860       $2,725
                                ======       ======       ======



[FN]
Note:    The items not listed do not exceed one percent of total sales and revenues or are furnished in the financial statements or the notes thereto.

                                EXHIBIT INDEX
                              =================


Exhibit No.    Name                                                      Page
- -----------    -----------------------------------------------------     ----

(3) (ii)       Amendment to Registrant's By-Laws dated May 11, 1993       27

(13)           Annual Report to Stockholders for the year ended
                 December 31, 1993                                        28

(22)           Subsidiaries of the Registrant                             75

(24)           Consents of Experts and Counsel - see Consent of
                 Independent Accountants                                  76