Form 10-Q
period 1994-03-31
CURTISS WRIGHT CORP
filed 1994-05-13
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934


For the quarterly period ended March 31, 1994

Commission File Number 1-134

                    CURTISS-WRIGHT CORPORATION
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


           Delaware                            13-0612970
- - -------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


     1200 Wall Street West
     Lyndhurst, New Jersey                        07071
- - ----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)


          (201) 896-8400
     ----------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

Yes   X        No
    -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 5,059,053 shares (as of May 9, 1994)





                                    1 0f 14

           CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS






                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                    3

          Consolidated Statements of Earnings            4

          Consolidated Statements of Cash Flows          5

          Consolidated Statements of Stockholders'
            Equity                                       6

          Notes to Consolidated Financial Statements   7 - 9

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                 10 - 12


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a vote of
         Security Holders                               13

Item 6 - Exhibits and Reports on Form 8-K               13

                      PART I - FINANCIAL INFORMATION
                      Item 1 - Financial Statements

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (In Thousands)
                                                  March 31,      December 31,
                                                    1994             1993
Assets:                                           ---------      -----------
 Cash and cash equivalents                        $  7,902         $ 20,349
 Short-term investments, at lower of
  aggregate cost or market                          66,003           54,811
 Receivables, net                                   29,005           27,333
 Deferred tax asset                                  9,815            8,882
 Inventories                                        21,642           22,455
 Other current assets                                1,752            2,397
                                                  --------         --------
   Total current assets                            136,119          136,227

 Property, plant and equipment, at cost            209,142          208,791
 Less, accumulated depreciation                    140,053          137,361
                                                  --------         --------
   Property, plant and equipment, net               69,089           71,430

 Prepaid pension costs                              24,937           24,062
 Other assets                                        5,171            5,228
                                                  --------         --------
   Total assets                                   $235,316         $236,947
                                                  ========         ========
Liabilities:
 Accounts payable and accrued expenses            $ 15,263         $ 14,990
 Dividends payable                                   1,264
 Income taxes payable                                3,382
 Other current liabilities                          19,040           28,525
                                                  --------         --------
   Total current liabilities                        38,949           43,515

 Long-term debt                                     14,382           14,426
 Deferred income taxes                               6,542            6,354
 Accrued benefit costs                              10,907           10,376
 Other liabilities                                  17,737           18,045
                                                  --------         --------
   Total liabilities                                88,517           92,716
Stockholders' equity:
 Common stock, $1 par value                         10,000           10,000
 Capital surplus                                    57,172           57,172
 Retained earnings                                 264,152          261,356
 Unearned portion of restricted stock                  (63)             (87)
 Equity adj from foreign currency translat'n        (2,114)          (1,862)
                                                  --------         --------
                                                   329,147          326,579
    Less, cost of treasury stock                   182,348          182,348
                                                  --------         --------
   Total shareholders' equity                      146,799          144,231
   Total liab & shareholders' equity              $235,316         $236,947
                                                  ========         ========

     See notes to consolidated financial statements.
                                     - 3 -

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)
                                                      Three Months Ended
                                                           March 31,
                                                      1994          1993
                                                     -------        -------
Revenues:
 Sales                                               $38,538        $40,727
 Rentals and gains and losses on
  sales of real estate and equipment                   2,100          2,117
 Interest, dividends and gains & losses on
  sales of short-term investments, net                   825          1,002
 Other income, net                                       198            137
                                                     -------        -------
   Total revenues                                     41,661         43,983

Cost and expenses:
 Product and engineering                              27,144         29,423
 Selling and service                                   1,357          1,472
 Administrative and general                            6,515          6,983
 Interest                                                 88            145
                                                     -------        -------
   Total costs and expenses                           35,104         38,023

Earnings before income taxes and
  cumulative effect of changes
  in accounting principles                             6,557          5,960
Provision for income taxes                             2,252          2,153
                                                     -------        -------
Earnings before cumulative effect
  of changes in acct'g principles                      4,305          3,807
Cumulative effect of changes in
 acct'g principles (net of applicable taxes)            (244)        (2,671)
                                                     -------        -------
   Net earnings                                      $ 4,061        $ 1,136
                                                     =======        =======
Weighted average number of common
 shares outstanding                                    5,061          5,061

Net earnings per common share:
  Earnings before cumulative effect
    of changes in acct'g principles                    $ .85          $ .75
  Cumulative effect of changes in
   accounting principles                                (.05)          (.53)
Net earnings per common share                          $ .80          $ .22
                                                     ========       ========
Dividends per common share                             $ .25          $ .25
                                                     ========       ========

     See notes to consolidated financial statements.
                                     - 4 -

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                          Three Months Ended
                                                                March 31
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
Cash Flows from operating activities:
 Net earnings                                            $  4,061    $  1,136
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative effect of changes in acct'g principles         244       2,671
    Depreciation and amortization                           2,721       3,047
    Net gains on short-term investments                      (495)       (335)
    Increase (decrease) in deferred taxes                    (614)     (1,263)
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities            31,043
      Purchases of trading securities                     (40,500)
      Increase in receivables                              (1,582)     (3,199)
      Increase in retainages                                             (125)
      Decrease in inventory                                   515       1,029
      Increase (decrease) in progress payments                208        (302)
      Inc/(dec) in accts payable & accrued expenses        (1,276)      1,165
      Increase (decrease) in income taxes payable           3,637         (84)
      Increase in other assets                               (428)     (1,299)
      Increase in other liabilities                           786         178
      Litigation settlement                                (8,880)
      Other, net                                             (218)        313
                                                          --------     -------
        Total adjustments                                 (14,839)      1,796

    Net cash provided (used) by operat'g activities       (10,778)      2,932
                                                          --------     -------
Cash flows from investing activities:
 Proceeds (losses) on sales of real estate & equipm't         (57)         40
 Additions to property, plant and equipment                  (334)     (1,387)
 Proceeds from sales of short-term investments                        108,584
 Purchases of short-term investments                                 (125,334)
                                                          --------     -------
    Net cash used by investing activities                    (391)    (18,097)
                                                          --------     -------
Cash flows from financing activities:
 Principal payments on long-term debt                         (25)     (2,647)
                                                          --------     -------
    Net cash used by financing activities                     (25)     (2,647)
                                                          --------     -------
Net decrease in cash and cash equivalents                 (11,194)    (17,812)
Cash and cash equivalents at beginning of period           20,349      28,134
                                                          --------     -------
Cash and cash equivalents at end of period               $  9,155    $ 10,322
                                                         =========   =========

     See notes to consolidated financial statements.
                                     - 5 -

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                 (In thousands of dollars)

                                                                       Equity
                                                           Unearned   Adjustments
                    |-Common  Stock-|                     Portion of  from Foreign
                    Shares             Capital  Retained  Restricted    Currency     Treasury Stock
                    Issued     Amount  Surplus  Earnings     Stock    Translation   Shares   Amount
                  ----------  -------  -------  --------    ------      -------    --------- --------
December 31, 1992 10,000,000  $10,000  $57,062  $272,038    $(317)      ($1,231)   4,939,257 $182,348

 Net earnings                                     (5,623)
 Common dividends                                 (5,059)
 Amortization of
  unearned portion
  of restricted
  stock                                   (110)               230
 Translation ad-
  justments, net                                                           (631)
                  ----------  -------  -------  --------    ------      -------    --------- --------
December 31, 1993 10,000,000   10,000   57,172   261,356      (87)       (1,862)   4,939,257  182,348

 Net earnings                                      4,061
 Common dividends                                 (1,265)
 Amortization of
  unearned portion
  of restricted
  stock                                                        24
 Translation ad-
  justment, net                                                            (252)
                  ----------  -------  -------  --------    ------      -------    --------- --------
March 31, 1994    10,000,000  $10,000  $57,172  $264,152    $ (63)      $(2,114)   4,939,257 $182,348
                  ==========  =======  =======  ========    ======      =======    ========= ========

     see notes to consolidated financial statements.
                                     - 6 -

                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   BASIS OF PRESENTATION

     The information furnished in this report reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1993 Annual Report to Stockholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications of prior year amounts have been made in order to conform with the current consolidated financial presentation.

2.   CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1994, Curtiss-Wright adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This statement requires that provision be made for benefits for former or inactive employees, after employment but before retirement, such as salary continuation, severance benefits and disability-related items. Under the new accounting rules, the Corporation recorded a projected obligation for these benefits of $375,000. This obligation resulted in an after-tax charge to earnings for the first quarter of 1994 of $244,000 or $.05 per share.

3.   SHORT-TERM INVESTMENTS

     Effective January 1, 1994, the Corporation began accounting for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires that the Corporation's investments in equity securities be classified as "trading securities" or "available for sale securities." The Corporation's short-term investments are comprised of marketable equity and non-equity securities, all classified as trading securities at March 31, 1994, under SFAS No. 115.

     Short term investments have an aggregate cost of $66,717,000 and an aggregate market value of $66,003,000 at March 31, 1994, compared to an aggregate cost of $54,811,000 and an aggregate market value of $54,869,000 at December 31, 1993. Included in the determination of net earnings were net realized gains on the sales of short-term investments, determined on the specific identification cost basis, totaling $1,209,000 and $335,000 for the first quarter of 1994 and 1993, respectively. Also included in the determination of net earnings for the first quarter of 1994 were net unrealized holding losses on trading securities totaling $714,000.

4.   RECEIVABLES

     Receivables, at March 31, 1994 and December 31, 1993, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                      (In thousands)
                                               ---------------------------
                                               March 31,      December 31,
                                                 1994            1993
                                                --------        --------
Accounts receivable, billed                     $23,048         $25,004
  Less: progress payments applied                 1,956           4,108
                                                --------        --------
                                                 21,097          20,896
Unbilled charges on long-term contracts          23,824          20,265
  Less: progress payments applied                14,997          12,935
                                                --------        --------
                                                  8,827           7,330
                                                --------        --------
     Allowance for doubtful accounts               (914)           (893)
                                                --------        --------
     Receivables, net                           $29,005         $27,333
                                                ========        ========

5.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 1994 and December
31, 1993 is as follows:

                                                      In thousands
                                               ---------------------------
                                                March 31,     December 31,
                                                  1994            1993
                                                --------        --------
 Raw material                                   $ 4,717         $ 5,626
 Work-in-process                                  8,806           7,905
 Finished goods                                   2,027           2,385
 Inventoried costs related to U. S. Gov't
   and other long-term contracts                  9,075           9,224
                                                --------        --------
 Total inventories                               24,625          25,140
   Less: progress payments applied,
    principally related to long-term contracts    2,983           2,685
                                                --------        --------
     Net inventories                            $21,642         $22,455
                                                ========        ========
                                     - 8 -

6.   ENVIRONMENTAL MATTERS

     The Corporation is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative or court proceedings involving a number of sites under these laws, usually as a participant in an industry group of potentially responsible parties. Many of these proceedings are at an early stage where it is impossible to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Corporation alone or in relation to that of any other responsible parties. The Corporation also has been seeking to establish insurance coverage with respect to many of these matters, in some cases through litigation initiated against certain insurance carriers. When it is possible to make a reasonable estimate of the Corporation's liability with respect to such a matter, a provision is recorded as appropriate. Actual costs to be incurred in future periods may vary from these estimates.

     Based on facts presently known to it, the Corporation does not believe that the outcome of any one of these proceedings, in excess of amounts provided, will have a material adverse effect on its results of operations or financial condition.

7.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments of $62,000 and $131,000 were made primarily in association with long-term debt in the first quarters of 1994 and 1993, respectively. The Corporation made an estimated federal income tax payment of $2,709,000 for the first quarter of 1993, while no estimated payment was necessary for the first quarter of 1994.

     Cash flows from purchases and sales of trading securities have been classified as cash flows from operating activities for the first quarter of 1994, in accordance with SFAS No. 115. Cash flows from purchases and sales of short-term investments for the first quarter of 1993 are classified as investing activities.

8.  EARNINGS PER SHARE

     Earnings per share were computed by dividing the applicable amount of earnings by the weighted average number of common shares outstanding during each period shown in the accompanying Consolidated Statements of Earnings.

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation posted consolidated net earnings for the first quarter of 1994 totaling $4.1 million, or $.80 per share, compared to net earnings of $1.1 million, or $.22 per share, for the first quarter of 1993. Net earnings of both periods reflect the cumulative effects of changes in accounting principles. Accounting changes for postemployment benefits (SFAS No. 112), primarily relating to severance, life insurance and disability related obligations, resulted in a charge against earnings of $.2 million, or $.05 per share, for the first quarter of 1994. Accounting changes for postretirement health care costs (SFAS No. 106) and income taxes (SFAS No. 109) resulted in a net charge of $2.7 million, or $.53 per share, recorded in the first quarter of 1993. Excluding these charges, earnings were $4.3 million, or $.85 per share, for the first quarter 1994, 13% above earnings of $3.8 million, or $.75 per share, for the same period of 1993.

     Sales for the first quarter of 1994 amounted to $38.5 million, compared to sales of $40.7 million for the first quarter of 1993. Despite a 5% decline in sales, earnings before interest and taxes totaled $6.6 million for the first quarter of 1994, a 9% improvement over the $6.1 million of earnings before interest and taxes for the same period of the prior year. Curtiss-Wright received new orders of $26.8 million in the first three months of 1994, slightly below orders of $27.3 million received in the first three months of 1993.
The backlog of unshipped orders for the Corporation totaled $137.5 million at March 31, 1994, also slightly below the backlog of $138.6 million at March 31, 1993.

Segment Performance:
     The Corporation's Aerospace segment posted lower results for the first quarter of 1994, with sales and operating earnings declining 7% and 5%, respectively, from the results reported in the first quarter of 1993. The declines continue to reflect the depressed state of the Aerospace industry overall. Specifically, sales declines reflect lower production volume on Curtiss-Wright actuation equipment for the Lockheed F-16 program and lower pricing on the current and final U. S. Air Force F-16 retrofit order received in 1992. Sales of commercial actuation products primarily for Boeing transport aircraft also declined in the first quarter of 1994 as compared to the same period of the prior year. Declines in current production programs were partially offset by increases in both military and commercial spare parts sales and the Corporation's successful efforts to expand its overhaul operations. Sales of shot peening and peen forming services also declined slightly, when comparing the first quarter of 1994 to the first quarter of 1993. The declines are largely attributable to the closure of a Los Angeles area facility as a result of the California earthquake. Increases in sales of shot peening and peen forming services from foreign operations, generated by increased Airbus production, partially offset the lower domestic sales. Operating income from the Aerospace segment was reduced in the first quarter of 1994 by charges for anticipated additional costs on fixed fee actuation development programs, and by anticipated costs related to the California earthquake.

Improved operating income generated by the increased sales of actuation spare parts, overhaul services and foreign shot peening and peen forming services helped offset the additional charges. New orders received in the first quarter of 1994 by the Aerospace segment were $14.8 million, compared to $15.0 million received in the first quarter of 1993, while backlog levels totaled $95.7 million at March 31, 1994, compared to $91.1 million at March 31, 1993.

     Sales and operating results for the Flow Control and Marine segment improved slightly when comparing the first quarter of 1994 to the same period of 1993. Improvements reflect higher revenue from valve products for government programs and higher sales of commercial valve spare parts. Operating income also improved through reduced selling and administrative expenses, when comparing the first quarter of 1994 to the first quarter of 1993. Sales of extruded tubular products remained even with 1993 levels but operating earnings showed a slight improvement due to lower material costs. New orders for the Flow Control and Marine segment totaled $2.6 million in the first quarter of 1994, compared to $3.0 million in the first quarter of 1993. Backlog for this segment also declined from the prior year to $38.7 million at March 31, 1994, as compared to $44.3 million at March 31, 1993.

     The Corporation's Industrial segment posted slightly lower sales but improved operating earnings when comparing the first quarter of 1994 to the first quarter of 1993. Sales of shot peening and heat treating services in the 1994 period improved 18%, primarily due to an increase in volume from automotive industry customers. This, however, was more than offset by a lack of Swench product line sales in the 1994 quarter. The Corporation had received a large contract for Swench products in 1992, on which final shipments were made in early 1993. When comparing the first quarter of 1994 to the first quarter of 1993, higher operating earnings in this segment primarily reflect the higher sales of shot peening services and heat treating services. New orders received in the first quarter of 1994 totaled $9.4 million, virtually even with new orders of $9.3 received in first quarter of 1993. Backlog levels for the Industrial segment are historically low relative to sales, totaling $3.1 million at March 31, 1994, as compared to $3.2 million at March 31, 1993.

Other Revenue and Costs:
     Other revenues recorded by the Corporation in the first quarter of 1994 totaled $3.1 million, compared to $3.3 million reported for the same period of 1993. The change in other revenue is primarily reflective of lower overall investment income for the 1994 period, when compared to the prior year. Operating costs, for the Corporation as a whole, were 8% lower for the first quarter of 1994 than costs incurred in the first quarter of 1993. Lower costs are primarily reflective of the lower overall sales from our operating segments, as detailed above, recorded in the first quarter of 1994, as compared with the prior year's period. Administrative and general expenses recorded in the first quarter of 1994 declined on a period to period basis primarily due to continued cost containment efforts, including a 7% decline in total employees at March 31, 1994, compared to total employees at March 31, 1993. Administrative expenses for the first quarters of both years were reduced $.9 million by accrued income generated from the Corporation's overfunded pension plan.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
     The Corporation's working capital was $97.2 million at March 31, 1994, an increase of 5% from working capital at December 31, 1993 and 9% over working capital at March 31, 1993. The ratio of current assets to current liabilities at March 31, 1994 also improved to 3.5 to 1, from a ratio of
3.1 to 1 at December 31, 1993. The increase in working capital reflects significantly lower current liabilities at March 31, 1994 compared to December 31, 1993. Other current liabilities were reduced by an $8.9 million payment made in January 1994 to the U.S. Government in settlement of the litigation against Target Rock Corporation, which had been provided for in December 1993. Despite the settlement payment, cash and short-term investment balances declined only slightly when March 31, 1994 totals are compared to December 31, 1993.

     The Corporation continues to maintain a $45.0 million revolving credit lending facility with a group of banks, to provide an additional source of capital to the Corporation. This agreement, of which $28.1 million remains unused at March 31, 1994, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds.

     During the first quarter of 1994, internally generated funds were more than adequate to meet capital requirements. Projected funds from operating sources are expected to be more than adequate to cover future cash requirements, including anticipated capital expenditures of approximately $7.3 million for the balance of the year and anticipated expenditures connected with environmental remediation programs.

                         PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1994, the Registrant held its annual meeting of share-holders. The vote received by the Registrant's current directors was as follows:

                                      For                  Withheld
                                  -----------              --------
Thomas R. Berner                   4,541,467                14,142

Shirley D. Brinsfield              4,540,621                14,988

John S. Bull                       4,541,080                14,529

David Lasky                        4,541,501                14,108

William W. Sihler                  4,542,802                12,807

J. McLain Stewart                  4,541,186                14,423


     There were no votes against or broker nonvotes.

     The shareholders also approved the retention of Price Waterhouse as independent accountants and auditors for the Registrant. The holders of 4,550,201 voted in favor; 1,593 voted against, and 3,815 abstained. There were no broker nonvotes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (none)

     (b)  Reports on Form 8-K

          The Registrant filed a report on Form 8-K on January 19, 1994 announcing that its wholly-owned subsidiary, Target Rock Corporation, had agreed to pay $17,500,000 to settle litigation brought by the U.S. Government and that the Registrant had expected to report a loss for the fourth quarter and for the full year of 1993. This information was submitted in response to Item 5. Other Events.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                   --------------------------
                                   (Registrant)



                                   By:  Robert A. Bosi
                                        Robert A. Bosi,
                                        Vice-President Finance



                                   By:  Kenneth P. Slezak
                                        Kenneth P. Slezak,
                                        Controller

Dated:  May 13, 1994