Form 10-Q
period 1994-06-30
CURTISS WRIGHT CORP
filed 1994-08-15
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of  1934


For the quarterly period ended June 30, 1994

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

Yes  X        No
    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 5,059,053 shares (as of August 8, 1994)

           CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS






                                                       PAGE
                                                      ------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                    3

          Consolidated Statements of Earnings            4

          Consolidated Statements of Cash Flows          5

          Consolidated Statements of Stockholders'
            Equity                                       6

          Notes to Consolidated Financial Statements     7 -  9

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                   10 - 13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                 14

                      PART I - FINANCIAL INFORMATION
                       Item 1 - Financial Statements
                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (In Thousands)
                                              June 30,       December 31,
                                                1994             1993
ASSETS:                                       ---------      -----------
 Cash and cash equivalents                    $  8,688         $ 20,349
 Short-term investments                         70,660           54,811
 Receivables, net                               29,126           27,333
 Income taxes refundable                                            255
 Deferred tax asset                              9,437            8,882
 Inventories                                    23,306           22,455
 Other current assets                            1,720            2,142
                                              ---------      -----------
   TOTAL CURRENT ASSETS                        142,937          136,227

 Property, plant and equipment, at cost        207,666          208,791
 Less, accumulated depreciation                140,669          137,361
                                              ---------      -----------
   Property, plant and equipment, net           66,997           71,430
 Prepaid pension costs                          25,812           24,062
 Other assets                                    5,259            5,228
                                              ---------      -----------
   TOTAL ASSETS                               $241,005         $236,947
                                              =========      ===========
LIABILITIES:
 Current portion of long-term debt            $  1,415         $    124
 Accounts payable and accrued expenses          18,282           14,990
 Dividends payable                               1,264
 Income taxes payable                            2,003
 Other current liabilities                      18,834           28,401
                                              ---------      -----------
   TOTAL CURRENT LIABILITIES                    41,798           43,515
 Long-term debt                                 13,047           14,426
 Deferred income taxes                           6,767            6,354
 Accrued post retirement benefit costs          10,688           10,376
 Other liabilities                              17,175           18,045
                                              ---------      -----------
   TOTAL LIABILITIES                            89,475           92,716
STOCKHOLDERS' EQUITY:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,172           57,172
 Retained earnings                             268,212          261,356
 Unearned portion of restricted stock              (35)             (87)
 Equity adj from foreign currency translation   (1,471)          (1,862)
                                              ---------      -----------
    SUBTOTAL                                   333,878          326,579
    Less, cost of treasury stock               182,348          182,348
                                              ---------      -----------
   TOTAL SHAREHOLDERS' EQUITY                  151,530          144,231
                                              ---------      -----------
   TOTAL LIAB & SHAREHOLDERS' EQUITY          $241,005         $236,947
                                              =========      ===========
     See notes to consolidated financial statements.
                                     - 3 -

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)
                                    Six Months Ended      Three Months Ended
                                         June 30,              June 30,
                                      1994       1993       1994       1993
                                   ---------  ---------   --------   --------
Revenues:
 Sales                             $ 76,027   $ 81,636    $37,489    $40,909
 Rentals and gains on sales
   of real estate and equipment       4,138      4,166      2,038      2,049
 Interest, dividends and gains
   (losses) on sales of short-
   term investments, net              1,690      1,562        865        560
 Other income, net                      232        227         34         90
                                   ---------  ---------   --------   --------
    Total revenues                   82,087     87,591     40,426     43,608

Cost and Expenses:
 Product and engineering             52,245     57,277     25,101     27,854
 Selling and service                  2,646      3,106      1,289      1,634
 Administrative and general          12,987     14,238      6,472      7,255
 Interest                               181        322         93        177
                                   ---------  ---------   --------   --------
    Total costs and expenses         68,059     74,943     32,955     36,920

Earnings before taxes and cumu-
  lative effect of changes in
  accounting principles              14,028     12,648      7,471      6,688
Provision for income taxes            4,398      4,508      2,146      2,355
                                   ---------  ---------   --------   --------
Earnings before cumulative effect
 of changes in account'g principles   9,630      8,140      5,325      4,333
Cumulative effect of changes in
  accounting principles (net of
  applicable taxes)                    (244)    (2,671)
                                   ---------  ---------   --------   --------
    Net earnings                   $  9,386   $  5,469    $ 5,325    $ 4,333
                                   =========  =========   ========   ========
Weighted average number of
  common shares outstanding           5,061      5,061      5,061      5,061

Net earnings per common share:
  Earnings before cumulative effect
  of changes in account'g principles  $1.90      $1.61      $1.05      $ .86
  Cumulative effect of changes
    in accounting principles           (.05)      (.53)
                                   ---------  ---------   --------   --------
Net earnings per common share         $1.85      $1.08      $1.05      $ .86
                                   =========  =========   ========   ========
Dividends per common share            $ .50      $ .50      $ .25      $ .25
                                   =========  =========   ========   ========

     See notes to consolidated financial statements.
                                     - 4 -

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                       Six Months Ended
                                                            June 30
                                                     ---------------------
                                                       1994        1993
                                                     ---------   ---------
Cash flows from operating activities:
 Net earnings                                        $  9,386    $  5,469
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cumulative eff of changes in acctg principles         244       2,671
    Depreciation and amortization                       5,350       6,010
    Net gains on sales of short-term investments         (965)       (274)
    Decrease in deferred taxes                            (11)     (1,458)
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities        69,000
      Purchases of trading securities                 (83,484)
      (Increase) decrease in receivables               (1,465)      1,342
      Increase in retainages                                         (486)
      (Increase) decrease in inventory                 (2,002)        694
      Increase (decrease) in progress payments            823      (3,270)
      Inc in accounts payable & accrued expenses        1,743         435
      Increase (decrease) in income taxes payable       2,258      (1,131)
      Increase in other assets                         (1,359)     (1,809)
      Increase (decrease) in other liabilities           (471)      1,051
      Litigation settlement                            (8,880)
      Other, net                                          904         362
                                                     ---------   ---------
        Total adjustments                             (18,315)      4,137

    Net cash provided (used) by operat'g activities    (8,929)      9,606
                                                     ---------   ---------
Cash flows from investing activities:
 Proceeds on sales of real estate and equipment            34         217
 Additions to property, plant and equipment            (1,412)     (3,541)
 Proceeds from sales of short-term investments                    232,304
 Purchases of short-term investments                             (250,819)
                                                     ---------   ---------
    Net cash used by investing activities              (1,378)    (21,839)
                                                     ---------   ---------
Cash flows from financing activities:
 Principal payments on long-term debt                     (88)     (3,620)
 Dividends paid                                        (1,266)     (1,265)
                                                     ---------   ---------
    Net cash used by financing activities              (1,354)     (4,885)
                                                     ---------   ---------
Net decrease in cash and cash equivalents             (11,661)    (17,118)
Cash and cash equivalents at beginning of period       20,349      28,134
                                                     ---------   ---------
Cash and cash equivalents at end of period           $  8,688    $ 11,016
                                                     =========   =========
     See notes to consolidated financial statements.
                                     - 5 -

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                 (In thousands of dollars)

                                                                       Equity
                                                           Unearned   Adjustments
                       Common Stock                       Portion of  from Foreign
                    Shares             Capital  Retained  Restricted    Currency     Treasury Stock
                    Issued     Amount  Surplus  Earnings     Stock    Translation   Shares   Amount
                  ----------  -------  -------  --------    ------      --------   --------- --------
December 31, 1992 10,000,000  $10,000  $57,062  $272,038    $(317)      ($1,231)   4,939,257 $182,348

 Net earnings                                     (5,623)
 Common dividends                                 (5,059)
 Amortization of
  unearned portion
  of restricted
  stock                                    110                230
 Translation ad-
  justments, net                                                           (631)
                  ----------  -------  -------  --------    ------      --------   --------- --------
December 31, 1993 10,000,000   10,000   57,172   261,356      (87)       (1,862)   4,939,257  182,348

 Net earnings                                      9,386
 Common dividends                                 (2,530)
 Amortization of
  unearned portion
  of restricted
  stock                                                        52
 Translation ad-
  justment, net                                                             391
                  ----------  -------  -------  --------    ------      --------   --------- --------
June 30, 1994     10,000,000  $10,000  $57,172  $268,212    $ (35)      $(1,471)   4,939,257 $182,348
                  ==========  =======  =======  ========    ======      ========   ========= ========

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

3.   SHORT-TERM INVESTMENTS

     Effective January 1, 1994, the Corporation began accounting for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires that the Corporation's investments in equity securities be classified as "trading securities" or "available for sale securities." The Corporation's short-term investments are comprised of marketable equity and non-equity securities, all classified as trading securities at June 30, 1994, under SFAS No. 115.

     Short term investments have an aggregate cost of $72,007,000 and an aggregate market value of $70,660,000 at June 30, 1994, compared to an aggregate cost of $54,811,000 and an aggregate market value of $54,869,000 at December 31, 1993. Included in the determination of net earnings were net realized gains on the sales of short-term investments, determined on the specific identification cost basis, totaling $2,312,000 and $549,000 for the first six months of 1994 and 1993, respectively. Also included in the determination of net earnings for the first six months of 1994 were net unrealized holding losses on trading securities totaling $1,347,000 and $275,000 for the first six months of 1994 and 1993, respectively. Net realized gains on sales of short-term investments totaled $1,103,000 and $214,000 for the second quarter of 1994 and 1993, respectively.

4.   RECEIVABLES

     Receivables, at June 30, 1994 and December 31, 1993, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                          (In thousands)
                                                    --------------------------
                                                    June 30,      December 31,
                                                      1994            1993
                                                   ---------     ------------
 Accounts receivable, billed                        $22,785         $25,004
   Less: progress payments applied                    1,635           4,108
                                                    --------      ------------
                                                     21,150          20,896
 Unbilled charges on long-term contracts             23,960          20,265
   Less: progress payments applied                   15,080          12,935
                                                    --------      ------------
                                                      8,880           7,330
                                                    --------      ------------
 Allowance for doubtful accounts                       (904)           (893)
                                                    --------      ------------
 Receivables, net                                   $29,126         $27,333
                                                    ========      ============

5.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 1994 and December
31, 1993 is as follows:

                                                          In thousands
                                                    --------------------------
                                                    June 30,      December 31,
                                                      1994            1993
                                                    --------      ------------
 Raw material                                       $ 5,105         $ 5,626
 Work-in-process                                     10,303           7,905
 Finished goods                                       1,962           2,385
 Inventoried costs related to U. S. Gov't
  and other long-term contracts                       9,772           9,224
                                                    --------      ------------
 Total inventories                                   27,142          25,140
  Less: progress payments applied,
   principally related to long-term contracts         3,836           2,685
                                                    --------      ------------
 Net inventories                                    $23,306         $22,455
                                                    ========      ============

                                     - 8 -

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments totaling $212,000 and $332,000 were made primarily in association with long-term debt in the first six months of 1994 and 1993, respectively. The Corporation made estimated federal income tax payments totaling $2,400,000 and $6,019,000 in the first half of 1994 and 1993, respectively.

     Cash flows from purchases and sales of trading securities have been classified as cash flows from operating activities for the first six months of 1994, in accordance with SFAS No. 115. Cash flows from purchases and sales of short-term investments for the first six months of 1993 are classified as investing activities.

7.  EARNINGS PER SHARE

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

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation reported consolidated net earnings for the second quarter 1994 of $5.3 million or $1.05 per share, a 23% increase compared to net earnings of $4.3 million or $.86 per share reported in the second quarter of 1993. Excluding the effects of accounting changes in both years, net earnings for the first six months of 1994 totaled $9.6 million or $1.90 per share, showing an 18% improvement over comparable period 1993 earnings of $8.1 million or $1.61 per share. Net earnings of both six month periods were reduced by charges for required accounting changes which were recorded in the first quarter of each year. Net earnings for 1994 were reduced by $.2 million or $.05 per share for a change in accounting for postemployment benefits, while 1993 net earnings were reduced by $2.7 million or $.53 per share for the net effect of changes in accounting for postretirement benefits and income taxes. Overall, earnings before taxes and accounting changes increased for the second quarter and first six months of 1994, as compared with the prior year's results, reflecting the benefits of reduced corporate administrative expenses and the absence of environmental charges recorded in 1993, as discussed following the segment performance review.

     Sales for the second quarter of 1994 totaled $37.5 million and were $76.0 million for the first six months of the year. Sales in both periods declined when compared with sales of $40.9 million and $81.6 million for the second quarter and first six month periods of 1993, respectively. In recent years, Curtiss-Wright's Aerospace operations have accounted for more than 50% of total sales and, as expected, the declines in sales, year to year, continue to reflect reduced worldwide aerospace production overall and the winding down of certain mature military programs. New orders also declined, to $31.8 million and $58.6 million for the second quarter and first six months of 1994, respectively, from new orders of $38.4 million and $65.7 million reported for the same respective periods of 1993. The backlog of unshipped orders for the Corporation totaled $131.7 million at June 30, 1994, compared to $136.1 million at June 30, 1993.

Segment Performance:
     Aggregate pre-tax operating income generated by the Corporation's three business segments was also lower in the second quarter of 1994, totaling $7.2 million, compared with operating earnings of $8.0 million for the second quarter of 1993. For the first six months of 1994, segment operating income is slightly behind 1993 levels, totaling $13.4 million in 1994, compared with $13.6 million in 1993.
     The Corporation's Aerospace segment posted lower results for both the second quarter and first six months of 1994, when compared with results for the same periods of 1993. Sales declined 14% in the second quarter of 1994, to $21.3 million from the same period of the prior year and totaled $43.9 million for the first six months of 1994, 11% lower than in the same six month period of 1993.

Operating income for the Aerospace segment also showed declines when comparing the second quarter and first six months of 1994 to those same respective periods in the prior year, largely due to sales declines. The overall reductions in operating results of both periods, year to year, generally reflect lower production volume on Curtiss-Wright actuation equipment for both military and commercial programs. In addition, earnings were adversely affected by cost overruns on the development of a Boeing 777 actuator and expenditures in connection with the new Power HawkTM rescue tool discussed later in this report. The Corporation's earnings this year have also been penalized by delays in the overall F-22 program and development expenditures in
excess of budgeted amounts.    Reduced sales on military programs primarily
reflect declines in both volume and pricing on the F-16 program, while reduced sales of commercial actuation products reflect lower production for Boeing transport aircraft. For the second quarter and first six months of 1994, there have been some significant improvements, compared to the 1993 periods, in sales of actuation spare parts and overhaul services, as well as increased sales of shot peening services in Europe. New orders received by the Aerospace segment in the second quarter of 1994 were $16.2 million and totaled $31.0 million for the first six month period of 1994. New orders recorded in both periods of 1994 are substantially below the order levels of the same respective periods of 1993 primarily reflecting the decline in orders for the matured F-16 program.

     On July 1, 1994, after the close of the quarter, the Corporation received a not to exceed $3.8 million order for engineering and manufacturing development (EMD) for cockpit control feel and drive actuators for the Bell/Boeing V-22 program. The Corporation expects to realize some small development revenue on this program during the remainder of 1994 with the bulk of revenue expected upon the delivery of hardware in 1995.

     Sales for the Flow Control and Marine segment totaled $6.2 million and $12.9 million for the second quarter and first six month periods of 1994, respectively, both periods showing declines from sales recorded in the second quarter and first six month periods of 1993. Operating income for the second quarter of 1994 trailed the income recorded in the second quarter of 1993, reversing the favorable period to period results shown in the first quarter of 1994. The declines largely reflect non-recurring additional revenue recorded in the second quarter of 1993 under a basic settlement agreement reached on termination claims filed due to the cancellation of the U. S. Navy's Seawolf Program. The recovery of costs and termination expenses resulted in additional revenue of $2.0 million and operating profits, before applicable taxes, of $1.3 million being added to the 1993 results for the second quarter and first six month periods. New orders received by the Flow Control and Marine segment were $2.4 million for the second quarter of 1994 and total $5.0 million for the first six months period. New order levels for both 1994 periods are well above the levels recorded in the same 1993 periods primarily due to an increase in orders for commercial nuclear valve products.

     Sales for the Industrial segment totaled $9.9 million and $19.3 million for the second quarter and first six months of 1994, respectively. Sales in the second quarter of 1994 and operating income for both 1994 periods showed improvements when compared to the same periods' results in 1993. Improvements in Industrial segment results are largely due to higher sales of shot peening and heat treating services to automotive industry customers. New orders received in the second quarter of 1994 were $13.2 million compared to orders of $10.4 million received in the second quarter of 1993. For the first six months of 1994, new orders totaled $22.6 million compared to $19.7 million for the first six months of 1993. The increase in new orders for the 1994 periods is largely due to a $3.7 million order for stainless steel pipe received by our Buffalo Extrusion Facility.
     Curtiss-Wright's Flight Systems Group announced the introduction of a new industrial product during the second quarter of 1994. Curtiss-Wright Flight Systems has designed, developed and patented a new rescue tool which utilizes a conventional 12 volt automotive battery as its power source. This new product, called the Power HawkTM, was introduced at the Fire Department Instructors Conference in Cincinnati, Ohio and at a major fire and rescue show held in Germany. The Power HawkTM utilizes Curtiss-Wright's aerospace technology to produce cutting and spreading forces competitive with existing products but with the advantages of light weight, extreme portability, compactness, low noise levels, no gasoline fumes or hazardous chemicals and ease and safety of use. Initial production of the Power HawkTM began early in the third quarter and initial deliveries are scheduled for late August of 1994. While the introduction of this new product has received encouraging reviews, the Corporation cannot yet determine the significance of its future sales or operating profits.

OTHER REVENUES AND COSTS:
     Other revenue recorded in the second quarter of 1994 totaled $2.9 million, compared to $2.7 million recorded in the second quarter of 1993, while other revenue for the first six months of 1994 totaled $6.1 million, essentially equal to other revenue recorded in the same period of 1993.
The change in other revenue is primarily reflective of higher overall investment income recorded in the second quarter of 1994.
     Operating costs for the Corporation as a whole were 11% lower for the second quarter and 9% lower for the first six months of 1994 when compared with costs incurred in the same respective periods of 1993. Lower costs for both 1994 periods are generally reflective of the lower overall sales from our operating segments in comparison to the same periods of 1993.
Also contributing to the decline in operating costs, when comparing 1994 periods to 1993 periods, were lower Corporate administrative costs primarily associated with reduced personnel levels. Administrative and general expenses had also been increased in the 1993 periods by a charge for estimated future environmental costs associated with our Buffalo Extrusion Facility. Administrative expenses for the first six months of both years were reduced by $1.8 million for accrued income generated from the Corporation's overfunded pension plan.
    In the first six months of 1994, the Corporation has made significant progress in the environmental clean-up program at its Wood-Ridge, New Jersey complex. The Corporation is currently proceeding with groundwater and soil remediation efforts including the design, pilot pumping and treatment for ground-water, and the installation of a vapor extrac-tion/enhanced bioremediation system for the soil. During the remainder of 1994, the Corporation expects to complete: 1) excavation of its former oil tank farm, 2) construction of the vapor extraction system, 3) landfill design and 4) remedial design for ground-water.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
     The Corporation's working capital was $101.1 million at June 30, 1994, a 9% increase from working capital of $92.7 million at December 31, 1993. The ratio of current assets to current liabilities at June 30, 1994 also increased to 3.4 to 1 from 3.1 to 1 at December 31, 1993. The increase in working capital reflects an increase in cash and short-term investment balances which total $79.3 million at June 30, 1994, a 5% increase from December 31, 1993. Net receivables and inventories at June 30, 1994 were slightly higher when compared with balances at December 31, 1993 due to an increase in unbilled charges and inventory associated with long-term contracts and other current work in process inventory. Working capital for the first six months of 1994 was partially reduced by higher accrued expenses generally caused by the timing of expected payments for insurance, interest and accrued wages, and by the reclassification of $1.3 million of long-term debt to a current item, caused by the exercise of a call option by the bond holder for payment in early 1995. Current liabilities overall were reduced by an $8.9 million payment made to the U.S. Government early in 1994 in settlement of the litigation against Target Rock Corporation, which had been provided for in December 1993. In addition, the Corporation's estimated federal tax payments were significantly reduced when comparing first half 1994 payments to the same prior year period. The litigation settlement resulted in a $1.2 million refund for the fourth quarter of 1993 received in the 1994 period, compared to a payment of $2.7 million for the fourth quarter of 1992 made in the 1993 period.

     The Corporation continues to maintain a $45.0 million revolving credit lending facility with a group of banks to provide an additional source of capital to the Corporation. This agreement of which $28.3 million remains unused at June 30, 1994, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds.

     During the first half of 1994, internally generated funds were more than adequate to meet capital requirements. Projected funds from operating sources are expected to be more than adequate to cover future cash requirements, including anticipated capital expenditures of approximately $8.6 million for the balance of the year and anticipated expenditures connected with environmental remediation programs.

                         PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (none)

     (b)  Reports on Form 8-K

          On August 3, 1994 Registrant received a letter from the U. S. Securities and Exchange Commission dated July 28, 1994 stating that its Form 8-K, which it had transmitted via EDGAR on January 19, 1994, had not been received. On August 4, 1994 a subsequent transmission was made and the Form 8-K was received.

                        -------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                   (Registrant)

                                   By:  Robert A. Bosi
                                        Robert A. Bosi,
                                        Vice-President Finance

                                   By:  Kenneth P. Slezak
                                        Kenneth P. Slezak,
                                        Controller

Dated: August 15, 1994