Form 10-Q
period 1994-09-30
CURTISS WRIGHT CORP
filed 1994-11-14
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934


For the quarterly period ended September 30, 1994

Commission File Number 1-134

                    CURTISS-WRIGHT CORPORATION

     (Exact name of Registrant as specified in its charter)


           Delaware                            13-0612970
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


     1200 Wall Street West
     Lyndhurst, New Jersey                        07071

(Address of principal executive offices)        (Zip Code)


          (201) 896-8400

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

Common Stock, par value $1.00 per share: 5,059,053 shares (as of October 29, 1994)

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

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (In thousands)
                                              September 30,  December 31,
                                                  1994           1993
Assets:                                       ---------        ----------
 Cash and cash equivalents                    $  5,208         $ 20,349
 Short-term investments                         71,969           54,811
 Receivables, net                               32,070           27,333
 Income taxes refundable                                            255
 Deferred tax asset                              9,055            8,882
 Inventories                                    24,171           22,455
 Other current assets                            1,722            2,142
                                              ---------        ----------
   Total current assets                        144,195          136,227

 Property, plant and equipment, at cost        208,987          208,791
 Less, accumulated depreciation                143,178          137,361
                                              ---------        ----------
   Property, plant and equipment, net           65,809           71,430
 Prepaid pension costs                          26,687           24,062
 Other assets                                    5,290            5,228
                                              ---------        ----------
   Total assets                               $241,981         $236,947
                                              =========        ==========
Liabilities:
 Current portion of long-term debt            $  1,391         $    124
 Accounts payable and accrued expenses          17,461           14,990
 Dividends payable                               1,264
 Income taxes payable                            1,927
 Other current liabilities                      18,292           28,401
                                              ---------        ----------
   Total current liabilities                    40,335           43,515
 Long-term debt                                 13,047           14,426
 Deferred income taxes                           7,080            6,354
 Accrued post retirement benefit costs          10,844           10,376
 Other liabilities                              15,738           18,045
                                              ---------        ----------
   Total liabilities                            87,044           92,716
Stockholders' equity:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,172           57,172
 Retained earnings                             271,115          261,356
 Unearned portion of restricted stock               (9)             (87)
 Equity adj from foreign currency translation     (993)          (1,862)
                                              ---------        ----------
   Subtotal                                    337,285          326,579
    Less, cost of treasury stock               182,348          182,348
                                              ---------        ----------
   Total stockholders' equity                  154,937          144,231
                                              ---------        ----------
   Total liab & stockholders' equity          $241,981         $236,947
                                              =========        ==========
     See notes to consolidated financial statements.

               CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)
                                    Nine Months Ended     Three Months Ended
                                      September 30,          September 30,
                                      1994       1993       1994       1993
Revenues:                          ---------  ---------   --------   --------
 Sales                             $114,819   $117,932    $38,792    $36,296
 Rentals & gains on sales of real
   estate & equipment                 6,411      6,207      2,273      2,041
 Interest, dividends and gains
   (losses) on sales of short-
   term investments, net              2,509      1,975        819        413
 Other income, net                      249        281         17         54
                                   ---------  ---------   --------   --------
    Total revenues                  123,988    126,395     41,901     38,804

Cost and Expenses:
 Product and engineering             79,387     83,659     27,142     26,382
 Selling and service                  4,108      4,584      1,462      1,478
 Administrative and general          19,464     20,907      6,477      6,669
 Interest                               274        430         93        108
                                   ---------  ---------   --------   --------
    Total costs and expenses        103,233    109,580     35,174     34,637

Earnings before taxes and cumu-
  lative effect of changes in
  accounting principles              20,755     16,815      6,727      4,167
Provision for income taxes            6,958      6,003      2,560      1,495
                                   ---------  ---------   --------   --------
Earnings before cumulative effect
  of changes in account'g principles 13,797     10,812      4,167      2,672
Cumulative effect of changes in
  accounting principles (net of
  applicable taxes)                    (244)    (2,671)
                                   ---------  ---------   --------   --------
    Net earnings                   $ 13,553   $  8,141    $ 4,167    $ 2,672
                                   =========  =========   ========   ========
Weighted average number of
  common shares outstanding           5,061      5,061      5,061      5,061

Net earnings per common share:
  Earnings before cumulative
    effect of changes in
    accounting principles             $2.73      $2.14      $ .82      $ .53
  Cumulative effect of changes
    in accounting principles           (.05)      (.53)
                                   ---------  ---------   --------   --------
Net earnings per common share         $2.68      $1.61      $ .82      $ .53
                                   =========  =========   ========   ========
Dividends per common share            $ .75      $ .75      $ .25      $ .25
                                   =========  =========   ========   ========
     See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                      Nine Months Ended
                                                        September 30,
                                                     ---------------------
                                                       1994        1993
Cash flows from operating activities:                ---------   ---------
 Net earnings                                        $ 13,553    $  8,141
 Adjustments to reconcile net earnings to
   net cash provided by (used for) operating activities:
    Cumulative eff of changes in acctg principles         244       2,671
    Depreciation and amortization                       8,109       8,971
    Net gains on sales of short-term investments       (1,246)       (171)
    Increase (decrease) in deferred taxes                 684      (1,526)
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities       103,699
      Purchases of trading securities                (116,691)
      (Increase) decrease in receivables               (7,155)        382
      Increase in retainages                                         (440)
      (Increase) decrease in inventory                 (2,847)        297
      Increase (decrease) in progress payments          3,549      (2,351)
      Inc (dec) in accts payable & accrued expenses       922        (133)
      Increase (decrease) in income taxes payable       2,182      (2,323)
      Increase in other assets                         (2,267)     (2,516)
      Increase (decrease) in other liabilities         (4,814)      1,400
      Litigation settlement                            (8,880)
      Other, net                                        1,003         289
        Total adjustments                             (23,508)      4,550
                                                     ---------   ---------
Net cash provided by (used for) operat'g activities    (9,955)     12,691
                                                     ---------   ---------
Cash flows from investing activities:
 Proceeds on sales of real estate and equipment           759         291
 Additions to property, plant and equipment            (3,303)     (4,312)
 Proceeds from sales of short-term investments                    364,970
 Purchases of short-term investments                             (385,591)
                                                     ---------   ---------
    Net cash used by investing activities              (2,544)    (24,642)
                                                     ---------   ---------
Cash flows from financing activities:
 Principal payments on long-term debt                    (112)     (3,862)
 Dividends paid                                        (2,530)     (2,530)
                                                     ---------   ---------
    Net cash used by financing activities              (2,642)     (6,392)
                                                     ---------   ---------
Net decrease in cash and cash equivalents             (15,141)    (18,343)
Cash and cash equivalents at beginning of period       20,349      28,134
                                                     ---------   ---------
Cash and cash equivalents at end of period           $  5,208    $  9,791
                                                     =========   =========
     See notes to consolidated financial statements.

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                 (In thousands of dollars)

                                                                       Equity
                                                           Unearned   Adjustments
                       Common Stock                       Portion of  from Foreign
                    Shares             Capital  Retained  Restricted    Currency     Treasury Stock
                    Issued     Amount  Surplus  Earnings     Stock    Translation   Shares   Amount
                  ----------  -------  -------  --------    ------      --------   --------- ---------
December 31, 1992 10,000,000  $10,000  $57,062  $272,038    $(317)      $(1,231)   4,939,257 $182,348

 Net earnings (loss)                              (5,623)
 Common dividends                                 (5,059)
 Amortization of
  unearned portion
  of restricted
  stock                                    110                230
 Translation ad-
  justments, net                                                           (631)
                  ----------  -------  -------  --------    ------      --------   --------- ---------
December 31, 1993 10,000,000   10,000   57,172   261,356      (87)       (1,862)   4,939,257  182,348

 Net earnings                                     13,553
 Common dividends                                 (3,794)
 Amortization of
  unearned portion
  of restricted
  stock                                                        78
 Translation ad-
  justment, net                                                             869
                  ----------  -------  -------  --------    ------      --------   --------- ---------
Sept. 30, 1994    10,000,000  $10,000  $57,172  $271,115    $  (9)      $  (993)   4,939,257 $182,348
                  ==========  =======  =======  ========    ======      ========   ========= =========
     See notes to consolidated financial statements.

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

3.   SHORT-TERM INVESTMENTS

     Effective January 1, 1994, the Corporation began accounting for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires that the Corporation's investments in equity securities be classified as "trading securities" or "available for sale securities." The Corporation's short-term investments are comprised of marketable equity and non-equity securities, all classified as trading securities at September 30, 1994, under SFAS No. 115.


     Short term investments have an aggregate cost of $73,523,000 and an aggregate market value of $71,969,000 at September 30, 1994, compared to an aggregate cost of $54,811,000 and an aggregate market value of $54,869,000 at December 31, 1993. Included in the determination of net earnings were net realized gains on the sales of short-term investments, determined on the specific identification cost basis, totaling $2,800,000 and $206,000 for the first nine months of 1994 and 1993, respectively. Also included in the determination of net earnings were net unrealized holding losses on trading securities totaling $1,544,000 and $35,000 for the first nine months of 1994 and 1993, respectively.

4.   RECEIVABLES
     Receivables, at September 30, 1994 and December 31, 1993, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                  (In thousands)
                                          ----------------------------
                                          September 30,   December 31,
                                               1994           1993
                                            --------        --------
 Accounts receivable, billed                $26,319         $25,004
   Less: progress payments applied            2,460           4,108
                                            --------        --------
                                             23,859          20,896
 Unbilled charges on long-term contracts     26,282          20,265
   Less: progress payments applied           17,001          12,935
                                            --------        --------
                                              9,281           7,330
 Allowance for doubtful accounts             (1,070)           (893)
                                            --------        --------
     Receivables, net                       $32,070         $27,333
                                            --------        --------

5.   INVENTORIES
     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 1994 and December 31, 1993 is as follows:

                                                        In thousands
                                                ----------------------------
                                                September 30,   December 31,
                                                     1994           1993
                                                  --------        --------
 Raw material                                     $ 4,740         $ 5,626
 Work-in-process                                   11,490           7,905
 Finished goods                                     1,666           2,385
 Inventoried costs related to U.S. Gov't
  and other long-term contracts                    10,091           9,224
                                                  --------        --------
 Total inventories                                 27,987          25,140
  Less: progress payments applied, principally
         related to long-term contracts             3,816           2,685
                                                  --------        --------
 Net inventories                                  $24,171         $22,455
                                                  ========        ========

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments totaling $305,000 and $440,000 were made primarily in association with long-term debt in the first nine months of 1994 and 1993, respectively. The Corporation made estimated federal income tax payments totaling $3,400,000 and $7,295,000 in the first nine months of 1994 and 1993, respectively.

     Cash flows from purchases and sales of trading securities have been classified as cash flows from operating activities for the first nine months of 1994, in accordance with SFAS No. 115. Cash flows from purchases and sales of short-term investments for the first nine months of 1993 are classified as investing activities.

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

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation reported consolidated net earnings for the third quarter of 1994 totaling $4.2 million or $.82 per share, a 56% increase compared with net earnings of $2.7 million or $.53 per share reported in the third quarter of 1993. Excluding the effects of accounting changes in both years, net earnings for the first nine months of 1994 totaled $13.8 million or $2.73 per share, showing a 28% improvement over comparable period 1993 earnings of $10.8 million or $2.14 per share. Net earnings of both nine month periods were reduced by charges for required accounting changes which were recorded in the first quarter of each year. Net earnings for 1994 were reduced by $.2 million or $.05 per share for a change in accounting for postemployment benefits, while 1993 net earnings were reduced by $2.7 million or $.53 per share for the net effect of changes in accounting for postretirement benefits and income taxes. Overall, earnings before taxes and accounting changes increased for the third quarter and first nine months of 1994, as compared with the prior year's results, largely due to improvements in sales of shot peening, aerospace overhaul services and spare parts. Cost containment measures, reduced administrative expenses and the absence of environmental charges recorded in the nine month 1993 period were key factors in producing better 1994 results.

     Sales for the third quarter of 1994 totaled $38.8 million, a 7% improvement compared with sales of $36.3 million recorded in the third quarter of 1993. Sales for the first nine months of 1994 were slightly below sales totals of the same prior year period, totaling $114.8 million in the 1994 period compared with $117.9 million in the 1993 period. New orders declined for both the third quarter and nine month periods of 1994, totaling $29.0 million and $87.6 million, respectively, as compared with new orders of $40.0 million and $105.7 million received in the same respective periods of 1993. The decline in orders is largely attributable to a high level of engineering and manufacturing development orders received in 1993, as well as a general decline in new aerospace production programs. The backlog of unshipped orders for the Corporation totaled $122.0 million at September 30, 1994, compared to $139.8 million at September 30, 1993.

Segment Performance:
     Aggregate pre-tax operating income generated by the Corporation's three business segments improved in the third quarter of 1994, totaling $6.6 million, compared with operating income of $4.6 million for the third quarter of 1993. For the first nine months of 1994, segment operating income also surpassed the same period 1993 levels, totaling $20.0 million in 1994, compared with $18.2 million in 1993.

     The Corporation's Aerospace segment posted sales declines of 15% for the third quarter and 12% for the first nine months of 1994, respectively, when compared with those same period results of 1993. Sales totaled $19.3 million for the third quarter of 1994, compared with $22.6 million in the same quarter of 1993 and were $63.2 million for the first nine months of 1994, compared with $71.7 million in the same nine month period of 1993. The sales declines in both periods in comparison with the prior year primarily reflect lower volume and reduced pricing on actuation products for the F-16 military program, as well as lower production of actuation products for Boeing commercial transport aircraft. Sales of aerospace spare parts and overhaul services increased significantly for the nine month 1994 period over the nine month 1993 period, but did not offset the declines in sales on major aerospace production programs over the same periods. Pre-tax operating income for the Aerospace segment improved significantly in the third quarter of 1994 totaling $4.2 million, a 20% increase from the same period of 1993. The current improvements are largely due to cost containment efforts and increased sales of actuation spare parts and overhaul services. Operating income for this segment totaled $12.5 million in the first nine months of 1994, slightly below operating income of $12.7 million for the same nine month period of 1993. New orders recorded in both periods of 1994, however, are substantially below the order levels of the same respective periods of 1993. The decline in orders reflects a non-recurrence of the high level of engineering and manufacturing development orders for the F-22 program received in 1993 and a lack of new aerospace production programs to replace orders received in the prior year for the matured F-16 program.


     Sales for the Industrial segment totaled $12.8 million and $32.1 million for the third quarter and first nine months of 1994, respectively. Sales and operating income for both 1994 periods increased when compared with the results reported in the same respective periods of 1993. Improvements in the Industrial segment's performance were largely due to higher sales of shot peening and heat treating services to automotive industry customers and improved sales of industrial valves for other commercial customers. New orders received in the third quarter of 1994 were $12.9 million compared to orders of $8.2 million received in the third quarter of 1993. For the first nine months of 1994, new orders totaled $35.5 million compared to $27.9 million for the first nine months of 1993. The increases in sales and new orders for the 1994 periods are largely due to improved worldwide economic conditions which had hindered sales and orders for our shot peening and heat treating services in 1993.

     Sales for the Flow Control and Marine segment totaled $6.7 million and $19.5 million for the third quarter and first nine month periods of 1994, respectively; both periods showing increases from sales of $4.9 million and $18.2 million recorded in the third quarter and first nine month periods of 1993. The improvements are primarily due to the progress achieved on long-term military valve contracts. Segment operating income for the third quarter continued at a level consistent with that of the first two quarters of 1994 and compared favorably to a small loss which was reported in the third quarter of 1993. New orders received by the Flow Control and Marine segment were $2.0 million for the third quarter of 1994 and total $7.0 million for the first nine month period. New order levels for both 1994 periods are well below the levels recorded in the same 1993 periods primarily due to valve production orders received in the prior year for use in the U.S. Navy's next aircraft carrier currently being built. The Flow Control and Marine segment has, however, received a $4.5 million contract in October 1994 to develop a series of new valves for the Navy's next generation of attack submarines.

Other Revenues and Costs:
     Other revenue recorded by the Corporation improved over the prior year in both the third quarter and first nine month periods of 1994, totaling $3.1 million and $9.2 million, respectively, as compared with $2.5 million and $8.5 million recorded in the same respective periods of 1993. The increases in both periods primarily reflects higher overall investment income for 1994 as compared with 1993.

     Operating costs for the Corporation as a whole increased slightly for the third quarter primarily due to higher sales, but were 6% lower for the nine month period when comparing costs incurred in the 1994 periods with those of the same respective periods of 1993. Lower costs for the nine month 1994 period is generally reflective of cost containment measures and lower Corporate administrative costs primarily associated with reduced personnel costs. Administrative and general expenses had also been increased in the nine month 1993 period by a $.8 million charge for estimated future environmental costs. Administrative expenses for the first nine months of both years were reduced by $2.6 million for accrued income recognized due to the Corporation's overfunded pension plan.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
     The Corporation's working capital was $103.9 million at September 30, 1994, a 12% increase from working capital of $92.7 million at December 31, 1993. The ratio of current assets to current liabilities at September 30, 1994 also increased to 3.6 to 1 from 3.1 to 1 at December 31, 1993. The increase in working capital reflects an increase in cash and short-term investment balances which total $77.2 million at September 30, 1994, a 3% increase from December 31, 1993. Net receivables and inventories at September 30, 1994 were higher when compared with balances at December 31, 1993 due to an increase in unbilled charges associated with long-term contracts and current work in process inventory. Working capital for the first nine months of 1994 was partially reduced by higher accrued expenses generally caused by the timing of expected payments for insurance, interest and accrued wages, and by the reclassification of $1.3 million of long-term debt to a current item, caused by the exercise of a call option by a bond holder for payment in early 1995. Current liabilities overall were reduced $8.9 million for a previously reported payment made to the U.S. Government in early 1994 in connection with the settlement of a litigation. In addition, the Corporation's estimated federal tax payments were significantly reduced when comparing payments made in the first nine month period of 1994 to those made in the same prior year period. The aforementioned litigation settlement resulted in a $1.2 million refund received in the 1994 nine month period.

     The Corporation currently maintains a revolving credit lending facility with a group of banks which provide additional sources of capital totaling $45.0 million to the Corporation, of which $26.5 million remains unused at September 30, 1994. This facility encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds.

     During the first nine of 1994, internally generated funds were more than adequate to meet capital requirements. Projected funds from operating sources are expected to be more than adequate to cover future cash requirements, including anticipated capital expenditures of approximately $3.1 million for the balance of the year and anticipated expenditures connected with environmental remediation programs.

                         PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedules  (Page 15)

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1994.




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

Dated: November 14, 1994