Form 10-K
CURTISS WRIGHT CORP
filed 1995-03-31
CIK 26324

        1 of 257
Exhibit Index Page 18
                                 FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                             DECEMBER 31, 1994
                              [FEE REQUIRED]

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

Registrant's telephone number, including area code: (201) 896-8400 Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
------------------------------------                ---------------------
Common Stock, par value $1 per share               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ x ]       No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Yes [ x ]       No  [   ]

The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant is $ 91,506,470 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 10, 1995 of $ 38.00).

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                             Number of Shares
     Class                                   Outstanding at March 10, 1995
------------------------------------         -----------------------------
Common Stock, par value $1 per share                  5,059,053

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 1995 Annual Meeting of Stockholders are incorporated by reference into Parts II and III.


[FN]
(*) Shares held by former subsidiaries of Teledyne, Inc. have been excluded from this computation solely because of the definition of the term "affiliate" in the regulations promulgated pursuant to the Secuties Exchange Act of 1934. Also, for purposes of this computation, all directors and executive officers of Registrant have been deemed to be affilitiates, but the Registrant disclaims that any of such directors of officers is an affiliate. See material referred to under Item 12, below.

INTRODUCTION
============
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation, ("Curtiss-Wright", the "Corporation" or the "Registrant"), hereby files its Form 10-K Annual Report for the year 1994. References in the text to the "Corporation," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise.

                                     PART I
                                     ------
Item 1.  Business.
------------------
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. Curtiss-Wright operates in three industry segments:
Aerospace; Industrial; and Flow Control and Marine.

                               Aerospace Segment
                               -----------------
 Control and actuation systems are designed, developed and manufactured by the Corporation for the aerospace industry by Curtiss-Wright Flight Systems, Inc. and Curtiss-Wright Flight Systems/Shelby, Inc. (collectively "Flight Systems"), wholly-owned subsidiaries of the Registrant. Generally speaking, such components and systems are designed to position aircraft control surfaces, or to operate canopies, landing gear or weapon bay doors or other devices through the use of actuators. Products offered consist of electro-mechanical and hydro-mechanical actuation components and systems. They include actuators for the Lockheed F-16, and McDonnell Douglas F/A-18 fighter planes, the Boeing 737, 747, 757, 767 and 777 jet transports, and the Sikorsky Black Hawk and Seahawk helicopters. Flight Systems also provides spare parts and overhaul services for these products as well as for systems and components previously supplied on other aerospace programs including the Lockheed L-1011 transport aircraft and the Grumman F-14A fighter plane.
  Flight Systems provides the Leading Edge Flap Rotary Actuators (LEFRA) for the F-16. There are ongoing commitments for new F-16 aircraft from the Lockheed/Fort Worth Company for foreign military customers and a retrofit program for military customers administered through the Ogden Air Logistics Center. In recent years, work on the F-16 has been the largest program at Flight Systems. Future government orders for this aircraft are uncertain and the potential for the F-16 is largely dependent on Lockheed's foreign sales. Flight Systems is a major supplier for the Lockheed/Boeing F-22 Advanced Tactical Fighter plane which has been described as the Air Force's future air superiority fighter. While Flight Systems does not expect to begin substantial production on this program for several years the program is proceeding with the engineering and manufacturing development phase.
  Engineering manufacturing and development work is proceeding for the FA-18E/F Lex Vent Drive System under a contract awarded in 1993 with actual production several years away.
  Efforts by Flight Systems to expand its product base include continued work on a control system for the new Bell/Boeing tilt rotor V-22 aircraft and in 1994 it received a not to exceed $3.8 million award for the engineering and manufacturing development of "feel and drive" actuators for this aircraft.
  Flight Systems provides the airlines with overhauls of transmissions and actuators previously manufactured by it for Boeing 737 and 747 aircraft and other components for the Lockheed L-1011 aircraft. Overhaul services are also provided for other Boeing aircraft components originally manufactured by other Boeing suppliers.
     Flight Systems products are sold in keen competition with a number of other systems suppliers, some of which have financial resources greater than those of the Corporation and significant technological and human resources. Flight Systems and these suppliers compete to have their systems selected to
perform control and actuation functions on new aircraft.   Competition has
intensified because relatively few new aircraft models have been produced in recent years. This operation competes primarily on the basis of engineering capability, quality and price. Products are marketed directly to Flight Systems customers by employees.
     Metal Improvement Company, Inc. ("MIC"), a wholly-owned subsidiary, performs shot-peening and peen-forming operations for aerospace manufacturers and their suppliers. Shot-peening is a physical process used primarily to increase fatigue life in metal parts. MIC provides shot-peening services to jet engine manufacturers, landing gear suppliers and many other aerospace manufacturers. Peen forming is a process used to form curvatures in panel shape metal parts to very close tolerances. These panels are used as the "wing skins" after assembly on many commercial, military and executive aircraft in service today. Currently, MIC is peen forming wing skins for jet transports manufactured by McDonnell Douglas. It also participates in the "Airbus" commercial jet transport program as a supplier to British Aerospace.
     MIC's marketing is accomplished through direct sales. While MIC competes with a great many firms and often deals with customers which have the resources to perform for themselves the same services as are provided by MIC, MIC considers that its greater technical expertise and superior quality provide it with a competitive advantage.
     The Corporation also manufactures windshield wiper systems for marine and aircraft use which are sold primarily by direct sales. It also extrudes preforms for tactical missile motor cases.
     The business of the Aerospace Segment would be materially affected by the loss of any one of several important customers. A substantial portion of segment sales are made to Lockheed Corporation and Boeing Company for F-22 engineering and design work and to the Boeing Company for commercial transport aircraft. The loss of any of these important customers would have a material adverse effect on this segment. Furthermore, the likelihood of future reductions in military and commercial programs due to reduced spending and problems in the airline industry continues to exist.
     The backlog of the Aerospace segment as of January 31, 1995 was $79.0 million as compared with $104.3 million as of January 31, 1994. Of the January 31, 1995 amount, approximately 42% is expected to be shipped during 1995. None of the business of this segment is seasonal. Raw materials, though not significant to these operations, are available in adequate quantities.
                               Industrial Segment
                               ------------------
     The MIC subsidiary of the Corporation is engaged in the business of performing shot peening and heat treating for a broad spectrum of industrial customers, principally in the automotive, agricultural equipment, construction equipment and oil and gas industries. Heat treating is a metallurgical process used primarily to harden metals in order to provide increased durability and service life. MIC marketing and sales activity are done on a direct sales basis.
Operations are conducted in facilities in the United States, Canada, England, France and Germany. Although numerous companies compete in the shot-peening field, and many customers for shot-peening services have the resources to perform such services themselves, MIC believes that its greater technical know how provides it with a competitive advantage. Substantial numbers of industrial firms elect to perform shot-peening services for themselves. MIC also competes on the basis of quality, service, price and delivery. MIC experiences substantial competition from other companies in heat-treating metal components.
     MIC is also engaged in the business of precision stamping and finishing of high strength steel reed valves used by various manufacturers of products such as refrigerators, air compressors, and small engines.
     The Corporation's Buffalo, New York extrusion facility is being offered for sale. Its sales comprised 6% of the total revenue of the Corporation in 1994. This facility produces seamless pipe and extruded shapes on a 12,000 ton horizontal extrusion press. These products are marketed by direct salesmen and distributors for use primarily in the chemical, petrochemical and oil and gas industries. Keen competition exists in these markets. It comes from foreign sources and a small number of domestic competitors who use substantially the same or other methods of manufacture. The Corporation competes in these markets primarily on the basis of price, quality and delivery with quality and delivery being the major factors. The extrusion press has been in operation for thirty-eight years and is unique in its size and certain capabilities.
   The Buffalo facility remains dependent on this press for its operations and a failure resulting in a shutdown of the operation in the future for an extended period could have adverse consequences.
     Flight Systems' has designed and developed a commercial rescue tool using its power hinge aerospace technology which is being marketed under the name
Power Hawk.   The primary use for this tool is the extrication of automobile accident victims. A distribution network for the United States market has been completed and commercial sales are expected to commence in 1995.
     The backlog of the Industrial segment (which has historically been low relative to sales of the segment) as of January 31, 1995 was $6.2 million as compared with $2.8 million as of January 31, 1994. Virtually all of the January 31, 1995 backlog is expected to be shipped in 1995. None of the business of this segment is seasonal. Raw materials, though not particularly significant to these operations, are available in adequate quantities.

                        Flow Control and Marine Segment
                        -------------------------------
     The Target Rock subsidiary of the Corporation manufactures and refurbishes highly engineered valves of various types and sizes, such as hydraulically operated, motor operated and solenoid operated globe, gate, control and safety relief valves, which are used to control the flow of liquids and gases, and provide safe relief in the event of system overpressure. They are used primarily in United States Navy nuclear propulsion systems, in new and existing commercial nuclear and fossil fuel power plants and in facilities for process steam regeneration in the petroleum, paper and chemical industries. It also supplies actuators and controllers for Target Rock manufactured valves as well as for valves manufactured by others.
     The Corporation's Buffalo, New York facility produces, on its extrusion press, custom extruded shapes and seamless pipe of varying wall sizes from various alloys for use in U.S. Navy ships, including the nuclear propulsion systems utilized by such ships.
     Sales to commercial users are accomplished through independent marketing representatives and by direct sales. Sales for United States Government use are made by responding directly to requests for proposals from customers and through the use of marketing representatives.

     Strong competition in valves is encountered primarily from a small number of experienced domestic firms in the military market, and from a larger number of domestic and foreign sources in the commercial market. Some firms, competing with the Buffalo facility, employ processes different from the extrusion process in the production of competing products. The products of the Flow Control and Marine Segment are sold to customers who are sophisticated and demanding. Performance, quality, technology, production methods, delivery and price are the principal areas of competition.
     Raw materials are generally available in adequate supply from a number of suppliers. The business of this segment is not materially dependent upon any single source of supply.
     The dollar amount of the Flow Control and Marine segment backlog of orders at January 31, 1995 was $33.8 million as compared with $43.4 million at January 31, 1994. Of the January 31, 1995 backlog, approximately 54% is expected to be delivered during 1995. Despite a declining market, Target Rock has been able to increase its market share and to maintain its sales volume. Target Rock's business, especially the production of valves for the United States Navy, is characterized by long lead times from order placement to delivery. The business of this segment is not seasonal.
     Target Rock offers its packless electronic control valve as a replacement item for competitors' commercial valves containing packing. The success of this valve is dependent upon the future application of stringent new Federal standards limiting air pollution from "fugitive" emissions from valves now widely in use.
     A substantial amount of the sales in the Flow Control and Marine segment are made to the Westinghouse Electric Corporation for United States Government end use. The loss of this customer would have a material adverse effect on this segment. U.S. Government direct and end use sales of this segment in 1994, 1993 and 1992 were $16.8, $16.9 and $20.6 million, respectively.

                               Other Information
                               -----------------
Government Sales
----------------
     In 1994, 1993 and 1992, direct sales to the United States Government and sales for United States Government end use aggregated 31%, 34% and 36%, respectively, of total sales for all segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.
    In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the Government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work done, consistent with regulations of the United States Government. Subcontracts for Navy nuclear valves usually provide that Target Rock must absorb most of any over-run of "target" costs. In the event that there is a cost underrun, however, the customer is to recoup the larger portion of the underrun.
     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States government prime contracts or subcontracts, they are secured by a lien in favor of the government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 3 and 4 to the Consolidated Financial Statements, on pages 19 and 20 of the 1994 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and hereinafter referred to as the "Registrant's Annual Report".) In the case of most Flow Control and Marine products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures of the Corporation amounted to approximately $1.2 million in 1994 as compared to about $1.4 million in 1993 and $1.6 million in 1992 for Corporation-sponsored activities. During 1994 Curtiss-Wright spent an additional $9.1 million for customer-sponsored development work. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications which have been obtained or filed over a period of years. The Corporation does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in the material in Note 13 to the Consolidated Financial Statements which appears on page 23 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
---------
     At the end of 1994, the Corporation had approximately 1,500 employees. Most production employees are represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
-----------------------------
     The material in Note 20 to the Consolidated Financial Statements, which appears on Pages 25 and 26 of the Registrant's Annual Report, is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Corporation has been derived from European operations of MIC. The Corporation does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
--------------------
     The principal physical properties of the Corporation and its subsidiaries are described below:

                                  Owned/
Location       Description(1)     Leased         Principal Use
-------------  ---------------  ----------  ----------------------------------
Wood-Ridge,    2,322,000         Owned(2)       Multi-tenant industrial
New Jersey     sq. ft. on                       rental facility.
               144 acres

Fairfield,       450,000         Owned(3)       Manufacture of actuation
New Jersey     sq. ft. on                       and control systems
                39 acres                        (Aerospace segment).

Buffalo,         267,000         Owned          Extrusion of shapes and
New York       sq. ft. on                       pipe (Flow Control and Marine,
                14 acres                        Industrial and Aerospace
                                                segments).

Brampton,         87,000         Owned          Shot-peening and peen-forming
Ontario,       sq. ft. on                       operations (Aerospace segment).
Canada           8 acres

East             195,000         Owned(4)       Manufacture of valves (Flow
Farmingdale,   sq. ft. on                       Control and Marine segment).
New York        11 acres

Shelby,           56,000         Owned          Manufacture of actuation and
No. Carolina    sq. ft on                       control systems (Aerospace
                29 acres                        segment).

Columbus,         75,000         Owned          Heat-treating (Industrial
Ohio           sq. ft. on                       segment).
                 9 acres

Deeside,          81,000         Owned          Shot-peening and peen forming
Wales          sq. ft. on                       (Aerospace segment).
United Kingdom   2.2 acres

(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

(2) Approximately 1,991,000 square feet are leased to others and approximately another 331,000 square feet are vacant and available for lease.

(3)  Approximately 247,000 square feet are leased to other parties.

(4) Title to approximately six acres of land and the building located thereon is held by the Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond.

     It is the policy of the Corporation to lease to others those portions of its facilities that it does not fully utilize.
     In addition to the properties listed above, MIC (Aerospace and Industrial segments) leases an aggregate of approximately 346,000 square feet of space at eighteen different locations in the United States and England and owns build-ings encompassing about 326,000 square feet in fourteen different locations in the United States, France, Germany, and England. Curtiss-Wright Flight Systems/Shelby, Inc. leases a 25,000 square foot building in Lattimore, North Carolina for warehouse purposes.
     The Corporation leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.
     It is the Corporation's opinion that the buildings on the properties referred to in this Item generally are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them by the Corporation. No examination of titles to properties owned by the Corporation has been made for the purposes of this Form 10-K Report.
     The following undeveloped tracts, owned by the Registrant, are not attributable to a particular industry segment and are being held for sale:
Hardwick Township, New Jersey, 678 acres; Perico Island, Florida, 158 acres, the bulk of which is below water; Washington Township, New Jersey, 33 acres; and Nantucket, Massachusetts, 33 acres. Curtiss-Wright of Canada Inc. owns a building containing approximately 44,000 square feet of commercial space located in London, Ontario, Canada. Pursuant to the termination of manufac-turing operations in 1992, this building is now being offered for sale. A 32,000 square foot building on 2.6 acres of land owned by MIC in Wyandanch, New York and no longer needed for its shot-peening operations is also being offered for sale. In addition, the Registrant owns approximately 7.4 acres of land in Lyndhurst, New Jersey which is leased, on a long-term basis, to the owner of the commercial building located on the land.

Item 3. Legal Proceedings.
--------------------------
     1. In October 1989 a joint and several liability claim in an unspecified amount was brought by the State of New Jersey Department of Environmental Protection against the Registrant and a dozen or more other corporations under the Comprehensive Environmental Response, Compensation and Liability Act for reimbursement of costs incurred by the State in response to the release of hazardous substances at Sharkey Landfill site in Parsippany, New Jersey, for a future declaratory judgment in favor of the State with respect to all future such costs and for penalties and costs of enforcement, including attorney fees.
 The case was subsequently consolidated for all purposes with U.S. v. CMDG Realty Co., et al., a parallel action by the U.S. Environmental Protection Agency in which the Registrant was not a defendant. Both cases are pending in the U.S. District Court for the District of New Jersey. A third-party complaint in both cases has been filed against approximately thirty industrial concerns, forty governmental instrumentalities and forty transporters, alleging that each of them is liable in some measure for the costs related to the site.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     Not applicable.

Executive Officers of the Registrant.
-------------------------------------
     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

Name                       Principal Occupation and Employment             Age
-------------------------  ----------------------------------------------  ----
Shirley D. Brinsfield      Chairman (since March 1990) and President from
                           July 1991 to May 1993.                            72

David Lasky                President (since May 1993); previously Senior
                           Vice President, General Counsel and Secretary.    62

Robert E. Mutch            Executive Vice President; President (since July
                           1991), Vice President and General Manager (since
                           1987) of Curtiss-Wright Flight Systems, Inc., a
                           wholly-owned subsidiary.                          50

Gerald Nachman             Executive Vice President; President of Metal
                           Improvement Company, Inc., a wholly-owned sub-
                           sidiary.                                          65

George J. Yohrling         Vice President; Senior Vice President (since
                           July 1991); Vice President and General Manager
                           of Curtiss-Wright Flight Systems/Shelby, Inc.,
                           a wholly-owned subsidiary, (since 1985).          54

Robert A. Bosi             Vice President-Finance (since January 1993);
                           Treasurer, 1989-1993.                             39

Dana M. Taylor, Jr.        Secretary, General Counsel (since May 1993);
                           Assistant General Counsel (July 1992 to May
                           1993); Senior Attorney (February 1979 -
                           July 1992).                                       62

Gary Benschip              Treasurer (since January 1993); Assistant
                           Treasurer, 1991 to January 1993; 1989-1991
                           Financial Consultant.                             47

Kenneth P. Slezak          Controller (since July, 1990); Corporate
                           Director, Operational Analysis, March -
                           July, 1990.                                       43

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

                                  PART II
                                 =========

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
------------------------------------------------------------------------------
     See the information contained in the Registrant's Annual Report on page 28 under the captions "Common Stock Price Range" and "Dividends," and on the in-side back cover, under the captions "Stock Exchange Listing," and "Common Stockholders," which information is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of Registrant was 6,300 as of March 10, 1995.

Item 6.  Selected Financial Data.
---------------------------------
     See the information contained in the Registrant's Annual Report on page 28 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------
     See the information contained in the Registrant's Annual Report at pages 9 through 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
     The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

     Consolidated Statements of Earnings for the years ended December 31, 1994,
      1993 and 1992, page 15.

     Consolidated Balance Sheets at December 31, 1994 and 1993, page 16.

     Consolidated Statements of Cash Flows for the years ended December 31,
      1994, 1993 and 1992, page 17.

     Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1994, 1993 and 1992, page 18.

     Notes to Consolidated Financial Statements, pages 19 through 26, inclusive, and selected quarterly financial data on page 27.

     The Report of Independent Accountants for the three years ended December
      31, 1994, 1993 and 1992, page 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     Not applicable.

                                 PART III
                                ==========

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     Information required in connection with directors and executive officers is set forth under the title "Executive Officers of the Registrant," in Part I hereof, at pages 13 and 14, and under the caption "Election of Directors," in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation.
---------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
     See the following portions of the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the material under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) material included under the caption "Election of Directors."

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

                                  PART IV
                                 =========

Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------
(a)(1)  Financial Statements:
     The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in Registrant's Annual Report, are incorporated herein by reference in Item 8:

     (i) Consolidated Statements of Earnings for the years ended December 31, 1994, 1993 and 1992.

     (ii)  Consolidated Balance Sheets at December 31, 1994 and 1993.

     (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

     (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

     (v) Notes to Consolidated Financial Statements and selected quarterly financial data.

     (vi) The Report of Independent Accountants for the years ended December 31, 1994, 1993 and 1992.

(a)(2)  Financial Statement Schedules:
The items listed below are presented herein on pages 16 through 17.

         The Report of Independent Accountants on Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Schedules other than those listed above have been omitted since they are not required, are not applicable, or because the required inform-ation is included in the financial statements or notes thereto.

(a)(3)    Exhibits:

          (3)(i) Restated Certificate of Incorporation, as amended May 8, 1987 (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-Q Report for the quarter ended June 30, 1987).

          (3)(ii) By-Laws as amended May 9, 1989 (incorporated by reference to
                 Exhibit 3(b) to Amendment No. 1 to Registrant's Form 10-Q Report for the quarter ended March 31, 1989) and Amendment dated May 11, 1993 (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

          (4)(i) Agreement to furnish to the Commission upon request, a copy of any long term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

          (4)(ii) Revolving Credit Agreement dated October 29, 1991 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A.
                 Article I Definitions, Section 1.01 Certain Definitions;
                 Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30, 1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993). Third Amendment to Credit Agreement dated as of October 29, 1994.

          (4)(iii) Short Term Credit Agreement dated as of October 29, 1994 among Curtiss-Wright Corporation, as Borrower, the Lenders Parties and Mellon Bank, N.A., as Agent.

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

          (iii) Curtiss-Wright Corporation 1985 Stock Option Plan, as amended (incorporated by reference to Exhibit 4(iii) to Registrant's Form S-8 Registration Statement and Exhibit 4(i) to post-effective amendment No. 1 filed November 24, 1993, Registra-tion No. 2-99113).

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

          (vi) Curtiss-Wright Corporation Retirement Plan dated September 1,
                 1994.

          (vii) Curtiss-Wright Corporation Savings and Investment Plan dated March 1, 1995

     (13) Annual Report to Stockholders for the year ended December 31, 1994.

     (21) Subsidiaries of the Registrant.

     (23) Consents of Experts & Counsel-see Consent of Independent Accountants.

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three months ended December 31, 1994.

SIGNATURES
==========
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                        (Registrant)

                                             David Lasky
                                             David Lasky, President
Date:  March  31, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March  31, 1995                  Robert A. Bosi
                                        Robert A. Bosi,
                                          Vice President - Finance

Date:  March  31, 1995                  Kenneth P. Slezak
                                        Kenneth P. Slezak, Controller

Date:  March  22, 1995                  Thomas R. Berner
                                        Thomas R. Berner, Director

Date:  March  22, 1995                  Shirley D. Brinsfield
                                        Shirley D. Brinsfield, Director

Date:  March  31, 1995                  John S. Bull
                                        John S. Bull, Director

Date:  March  31, 1995                  David Lasky
                                        David Lasky, President

Date:  March  22, 1995                  William W. Sihler
                                        William W. Sihler, Director

Date:  March  31, 1995                  J. McLain Stewart, Director
                                        J. McLain Stewart, Director

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Curtiss-Wright Corporation


Our audit of the consolidated financial statements referred to in our report dated February 6, 1995, appearing on page 14 of the 1994 Curtiss-Wright Corporation Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







Price Waterhouse LLP
Price Waterhouse LLP
Morristown, NJ
February 6, 1995

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
               SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)

                                       Additions
                                   --------------------
                       Balance at  Charged to  Other                 Balance at
                       Beginning    Costs &   Accounts- Deductions-    End of
 Description           of Period   Expenses   Describe   Describe      Period
---------------------- ----------- ---------- --------- -----------  ----------
Deducted from assets
to which they apply:

Reserves for doubtful
accounts and notes:

Year-ended
December 31, 1994       $  893      $   32                $231(B)        $  694

Year-ended
December 31, 1993       $1,031      $   16                $154(B)        $  893

Year-ended
December 31, 1992       $  864      $  194                $ 27(B)        $1,031

Deferred tax asset
valuation allowance:

Year-ended
December 31, 1994       $5,861      $  193                $594(C)        $5,460

Year-ended
December 31, 1993       $  -        $5,861(A)             $  -           $5,861




Notes:

  (A) Includes a deferred tax benefit of an additional capital loss carry-forward identified in the fourth quarter of 1993.

  (B) Write off of bad debts.

  (C) Utilization of tax benefits under capital loss carryforward.

                                 EXHIBIT INDEX
                                ===============
               The following is an index of the exhibits included
              in this report or incorporated herein by reference.


Exhibit No.                      Name                                     Page
------------  ---------------------------------------------------------  ------
(a)(3)(i)     Restated Certificate of Incorporation, as amended May 8,      *
              1987 (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-Q Report for the quarter ended June
              30, 1987).

(a)(3)(ii)    By-Laws as amended May 9, 1989 (incorporated by reference     *
              to Exhibit 3(b) to Amendment No. 1 to Registrant's Form
              10-Q Report for the quarter ended March 31, 1989) and Amendment dated May 11, 1993 (incorporated by reference to
              Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

(a)(4)(i)     Agreement to furnish to the Commission upon request, a        *
              copy of any long term debt instrument where the amount of the securities authorized thereunder does not exceed
              10% of the total assets of the Registrant and its sub-sidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1985).

(a)(4)(ii)    Revolving Credit Agreement dated October 29, 1991 between     *
              Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A.
              Article I Definitions, Section 1.01 Certain Definitions;
              Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30, 1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

              Third Amendment to Credit Agreement
              dated as of October 29, 1994.                                  20

(a)(4)(iii)   Short Term Credit Agreement dated as of October 29, 1994
              among Curtiss-Wright Corporation, as Borrower, the Lenders
              parties and Mellon Bank, N.A.                                  25

Exhibit No.                      Name                                     Page
------------  ---------------------------------------------------------  ------
(10)(i)**     Modified Incentive Compensation Plan, as amended November     *
              9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended
              September 30, 1989).

(10)(ii)**    Curtiss-Wright 1989 Restricted Stock Purchase Plan (incor-    *
              porated by reference to Exhibit 10(iii) to Registrant's
              Annual Report on Form 10-K for the year ended December 31,
              1988).

(10)(iii)**   Curtiss-Wright Corporation 1985 Stock Option Plan, as         *
              amended (incorporated by reference to Exhibit 4(iii) to Registrant's Form S-8 Registration Statement and Exhibit
              4(i) to post-effective amendment No. 1 filed November 24,
              1993, Registration No. 2-99113).

(10)(iv)**    Standard Severance Agreement with Officers of Curtiss-        *
              Wright (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

(10)(v)** Retirement Benefits Restoration Plan as amended May 9, 1989, * (incorporated by reference to Exhibit 10(b) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).

(10)(vi)**    Curtiss-Wright Corporation Retirement Plan dated September     79
              1, 1994

(10)(vii)**   Amended Curtiss-Wright Corporation Savings and Investment
              Plan dated March 1, 1995.                                     162

(13)          Annual Report to Stockholders for the year ended December
              31, 1994                                                      212

(21)          Subsidiaries of the Registrant                                255

(23)          Consents of Experts and Counsel - see Consent of Independent
              Accountants                                                   256

(27)          Financial Data Schedule                                       257

[FN]
    *  Incorporated by reference as noted.
    ** Management contract or compensatory plan or arrangement.