Form 10-Q
period 1995-06-30
CURTISS WRIGHT CORP
filed 1995-08-11
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


For the quarterly period ended June 30, 1995

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

Common Stock, par value $1.00 per share:  5,059,293 shares (as of  August 8,
1995)

           CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS






                                                                PAGE
                                                                ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                             3

          Consolidated Statements of Earnings                     4

          Consolidated Statements of Cash Flows                   5

          Consolidated Statements of Stockholders' Equity         6

          Notes to Consolidated Financial Statements              7 -  9

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    10 - 12


PART II - OTHER INFORMATION

Item 5 - Other Information                                       13

Item 6 - Exhibits and Reports on Form 8-K                        13

                       PART I - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                              (In Thousands)
                                               June 30,       December 31,
                                                1995             1994
Assets:                                       ---------        ---------
 Cash and cash equivalents                    $  5,700         $  4,245
 Short-term investments                         75,690           72,200
 Receivables, net                               32,578           32,467
 Deferred tax asset                              7,203            8,204
 Inventories                                    27,041           24,889
 Other current assets                            2,142            2,338
                                              ---------        ---------
   Total current assets                        150,354          144,343
                                              ---------        ---------

 Property, plant and equipment, at cost        195,830          202,988
 Less, accumulated depreciation                138,463          142,550
                                              ---------        ---------
   Property, plant and equipment, net           57,367           60,438
 Prepaid pension costs                          29,453           28,092
 Other assets                                    5,803            5,821
                                              ---------        ---------
   Total assets                               $242,977         $238,694
                                              =========        =========
Liabilities:
 Current portion of long-term debt            $  4,000         $  5,354
 Accounts payable and accrued expenses          14,200           15,250
 Dividends payable                               1,264
 Income taxes payable                              350            2,105
 Other current liabilities                      13,518           13,305
                                              ---------        ---------
   Total current liabilities                    33,332           36,014
                                              ---------        ---------
 Long-term debt                                 10,347            9,047
 Deferred income taxes                           6,671            6,446
 Accrued post retirement benefit costs          10,982           10,802
 Other liabilities                              16,351           17,616
                                              ---------        ---------
   Total liabilities                            77,683           79,925
                                              ---------        ---------
Stockholders' equity:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,132           57,139
 Retained earnings                             281,307          275,600
 Equity adjustments from foreign
  currency translation                            (811)          (1,622)
                                              ---------        ---------
                                               347,628          341,117
    Less, cost of treasury stock               182,334          182,348
                                              ---------        ---------
   Total stockholders' equity                  165,294          158,769
                                              ---------        ---------
Total liab. & stockholders' equity            $242,977         $238,694
                                              =========        =========
[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)

                                      Six Months Ended      Three Months Ended
                                           June 30,              June 30,
                                        1995       1994       1995       1994
Revenues:                            ---------  ---------   --------   --------
 Sales                               $ 74,459   $ 76,027    $36,916    $37,489
 Rentals & gains on sales of real
   estate and equipment                 4,469      4,138      2,377      2,038
 Interest, dividends & gains/(losses)
   on short-term investments, net       2,299      1,690      1,239        865
 Other income, net                        139        232         21         34
                                     ---------  ---------   --------   --------
    Total revenues                     81,366     82,087     40,553     40,426
                                     ---------  ---------   --------   --------
Costs and Expenses:
 Product and engineering               51,585     52,245     25,604     25,101
 Selling and service                    3,037      2,646      1,448      1,289
 Administrative and general            14,093     12,987      7,056      6,472
 Interest                                 289        181        161         93
                                     ---------  ---------   --------   --------
    Total costs and expenses           69,004     68,059     34,269     32,955
                                     ---------  ---------   --------   --------
Earnings before taxes & cumulative
  eff. of change in acct'g principle   12,362     14,028      6,284      7,471
Provision for income taxes              4,125      4,398      2,059      2,146
Earnings before cumulative effect of
  change in accounting principle        8,237      9,630      4,225      5,325
Cumulative effect of change in acct'g
  principle (net of applicable taxes)               (244)
                                     ---------  ---------   --------   --------
    Net earnings                     $  8,237   $  9,386    $ 4,225    $ 5,325
                                     =========  =========   ========   ========
Weighted average number of
  common shares outstanding             5,061      5,061      5,061      5,061

Net earnings per common share:
  Earnings before cumulative effect
  of change in accounting principle     $1.63      $1.90      $ .83      $1.05
  Cumulative effect of change in
  accounting principle                              (.05)
                                     ---------  ---------   --------   --------
Net earnings per common share           $1.63      $1.85      $ .83      $1.05
                                     =========  =========   ========   ========
Dividends per common share              $ .50      $ .50      $ .25      $ .25
                                     =========  =========   ========   ========

[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                            Six Months Ended
                                                                 June 30
                                                             1995        1994
Cash flows from operating activities:                     ---------   ---------
 Net earnings                                             $  8,237    $  9,386
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Cum effect of change in accounting principle                           244
    Depreciation and amortization                            4,975       5,350
    Net gains on sales of short-term investments              (714)       (965)
    Increase (decrease) in deferred taxes                    1,226         (11)
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities             90,750      69,000
      Purchases of trading securities                      (93,442)    (83,484)
      Increase in receivables                                 (741)     (1,465)
      Increase in inventory                                 (3,809)     (2,002)
      Increase in progress payments                          2,287         823
      Inc (dec) in accts payable & accrued expenses         (1,050)      1,743
      Increase (decrease) in income taxes payable           (1,755)      2,258
      Increase in other assets                              (1,145)     (1,359)
      Decrease in other liabilities                           (958)       (471)
      Litigation settlement                                             (8,880)
      Other, net                                                64         904
                                                          ---------   ---------
        Total adjustments                                   (4,312)    (18,315)
                                                          ---------   ---------
    Net cash provided (used) by operating activities         3,925      (8,929)
                                                          ---------   ---------
Cash flows from investing activities:
 Proceeds from sales of real estate and equipment            1,813          34
 Additions to property, plant and equipment                 (2,964)     (1,412)
                                                          ---------   ---------
    Net cash used by investing activities                   (1,151)     (1,378)
                                                          ---------   ---------
Cash flows from financing activities:
 Principal payments on long-term debt                          (54)        (88)
 Dividends paid                                             (1,265)     (1,266)
                                                          ---------   ---------
    Net cash used by financing activities                   (1,319)     (1,354)
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents         1,455     (11,661)
Cash and cash equivalents at beginning of period             4,245      20,349
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  5,700    $  8,688
                                                          =========   =========
[FN] See notes to consolidated financial statements.

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                 (In thousands of dollars)

                                                                       Equity
                                                           Unearned   Adjustments
                       Common Stock                       Portion of  from Foreign
                    Shares             Capital  Retained  Restricted    Currency    Treasury Stock
                    Issued     Amount  Surplus  Earnings     Stock    Translation  Shares   Amount
                  ----------  -------  -------  --------    -------   ----------- -------- -------
December 31, 1993 10,000,000  $10,000  $57,172  $261,356    $ (87)      ($1,862)  4,939,257 $182,348

 Net earnings                                     19,303
 Common dividends                                 (5,059)
 Amortization of
  unearned portion
  of restricted
  stock                                    (33)                87
 Translation ad-
  justments, net                                                           (240)
                  ----------  -------  -------  --------    -------   ----------- --------   -------

December 31, 1994 10,000,000   10,000   57,139   275,600                 (1,622)  4,939,257  182,348

 Net earnings                                      8,237
 Common dividends                                 (2,530)
 Exercise of stock
   options                                  (7)                                        (240)     (14)
 Translation ad-
  justment, net                                                             811
                  ----------  -------  -------  --------    -------   ----------- --------   -------
June 30, 1995     10,000,000  $10,000  $57,132  $281,307    $ -         $  (811)  4,939,017 $182,334
                  ==========  =======  =======  ========    =======   =========== ========  =======

[FN] See notes to consolidated financial statements.

                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial statements present the consolidated accounts of Curtiss-Wright Corporation and all majority owned subsidiaries (the "Corporation"), after elimination of all significant intercompany transactions and accounts.

     The information furnished in this report reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual Report to Stockholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

2.   SHORT-TERM INVESTMENTS

     The Corporation accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Corporation's short-term investments are comprised of marketable equity and non-equity securities, all classified as trading securities under SFAS No.
115 and, accordingly, are carried at their fair value, which is based on quoted prices for these investments. Short-term investments have an aggregate cost of $75,378,000 and an aggregate fair value of $75,690,000 at June 30, 1995, compared with an aggregate cost of $72,750,000 and an aggregate fair value of $72,200,000 at December 31, 1994.

     Included in the determination of net earnings were net realized gains and losses on the sales of short-term investments, determined on the specific identification cost basis.  The composition of investment income for the first six months and second quarter of 1995 and 1994, respectively, is as follows:
                                                     (In thousands)
                                       Six Months Ended      Three Months Ended
                                             June 30,              June 30,
                                         1995       1994       1995       1994
                                      -------     -------    -------    -------
Net realized gains (losses) on the
 sale of marketable securities        $ (147)     $2,312     $  110     $1,103
Interest and dividend income, net      1,585         725        741        395
Net unrealized holding gains (losses)    861      (1,347)       388       (633)
                                      -------     -------    -------    -------
  Int, div & gains/(losses) on short-
  term investments, net               $2,299      $1,690     $1,239     $  865
                                      -------     -------    -------    -------

3.   RECEIVABLES

     Receivables, at June 30, 1995 and December 31, 1994, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year.  The composition of receivables for those periods is as follows:
                                                           (In thousands)
                                                       Jun 30,         Dec 31,
                                                        1995            1994
                                                       --------        --------
     Accounts receivable, billed                       $25,274         $28,121
       Less:  progress payments applied                  3,100           4,464
                                                       --------        --------
                                                        22,174          23,657
                                                       --------        --------

     Unbilled charges on long-term contracts            30,634          27,084
        Less:  progress payments applied                19,574          17,580
                                                       --------        --------
                                                        11,060           9,504
                                                       --------        --------
     Allowance for doubtful accounts                      (656)           (694)
                                                       --------        --------
     Receivables, net                                  $32,578         $32,467
                                                       ========        ========

4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost)
or market. The composition of inventories at June 30, 1995 and December 31, 1994 is as follows:
                                                            (In thousands)
                                                        Jun 30,         Dec 31,
                                                         1995            1994
                                                       --------        --------
     Raw materials                                     $ 3,718         $ 4,195
     Work-in-process                                    15,388           9,819
     Finished goods                                      3,070           3,477
     Inventoried costs related to U. S. Gov't and
       other long-term contracts                         9,173          10,049
                                                       --------        --------
     Total inventories                                  31,349          27,540
       Less: progress payments applied, principally
         related to long-term contracts                  4,308           2,651
                                                       --------        --------
     Net inventories                                   $27,041         $24,889
                                                       ========        ========

5.   ENVIRONMENTAL MATTERS

     The Corporation is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative or court proceedings involving a number of sites under these laws, usually as a participant in an industry group of potentially responsible parties. Many of these proceedings are at a stage where it is impossible to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the Corporation alone or in relation to that of any other responsible party. The Corporation also has been seeking to establish insurance coverage with respect to a number of these matters through litigation against certain insurance carriers. When it is possible to make a reasonable estimate of the Corporation's liability with respect to an environmental matter, a provision is recorded as appropriate. Actual costs to be incurred in future periods may vary from these estimates.

     Based on facts presently known to it and the advice of counsel, the Corporation does not believe that the outcome of any one of these environmental proceedings, in excess of amounts provided, will have a material adverse effect on its results of operations or financial condition.

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments of $294,000 and $212,000 were made primarily in association with long-term debt in the first six months of 1995 and 1994, respectively. The Corporation made estimated federal income tax payments of $3,012,000 and $2,400,000 the first six months of 1995 and 1994, respectively.

7.  EARNINGS PER SHARE

     Earnings per share were computed by dividing the applicable amount of earnings by the weighted average number of common shares outstanding during each period shown in the accompanying Consolidated Statements of Earnings. The assumed exercise of all outstanding stock options had an immaterial dilutive effect on earnings per share in each respective period.

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation (the "Corporation") posted consolidated net earnings for the second quarter of 1995 totaling $4.2 million, or $.83 per share, a 21% decline when compared with net earnings of $5.3 million, or $1.05 per share, reported in the second quarter of 1994. Net earnings for the second quarter increased slightly in 1995, from $.79 per share in the first quarter to $.83 per share in the second quarter. For the first six months of 1995, net earnings totaled $8.2 million, or $1.63 per share, as compared with net earnings of $9.4 million, or $1.85 per share, reported for the same period of 1994.

     Sales for the second quarter of 1995 were $36.9 million, down slightly from the level of the $37.5 million recorded in the 1994 second quarter.
For the six-month period, sales also declined from $76.0 million in 1994 to $74.5 million in 1995. Operating income generated by the Corporation's three business segments was lower in the second quarter of 1995, totaling $4.9 million, compared with operating earnings of $6.8 million for the second quarter of 1994. For the first six months of 1995, operating income also decreased compared to 1994 first half levels, totaling $10.3 million in 1995 and $12.4 million in 1994. Overall, sales and operating earnings continue to reflect the trend of recent quarters with a substantial decline in Aerospace results, largely offset by increases in Industrial segment results. Our Flow Control and Marine segment continues to maintain steady levels of sales and operating income.

     New orders rose to $36.5 million and $71.3 million for the second quarter and first six months of 1995, respectively, from new orders of $31.8 million and $58.6 million reported for the same respective periods of 1994. The increase in new orders reflects a higher level of activity in 1995 from industrial markets, overhaul services and the receipt of two production orders for commercial actuation systems received from the Boeing Airplane Company. Backlog levels of unshipped orders totaled $104.0 million at June 30, 1995, compared with $116.6 million at December 31, 1994 and $131.7 million at June 30, 1994. Significant declines in backlog positions for the Aerospace and Flow Control and Marine segments reflect a decline in available new production in military aircraft and shipbuilding programs.
The Industrial segment also reported a decline in backlog due to the sale of the Buffalo Extrusion Facility, discussed below.

     On June 13, 1995, the Corporation consummated the sale of its Extrusion Facility, located in Buffalo, New York, to International Extruded Products, LLC. The Buffalo facility manufactured extruded shapes and seamless tubular products of various metal alloys, utilizing a 12,000 ton press. The facility's products served Aerospace, Industrial and Flow Control and Marine markets but historically accounted for less than 10% of the Corporation's total consolidated sales. In earlier years, Buffalo's extrusion business had been largely in defense-oriented areas. More recently, its business had shifted to lower margin commercial pipe markets, bearing no relationship to Curtiss-Wright's other businesses. Buffalo had reported a small operating loss in 1994 and was only marginally profitable during the first six months of 1995. The transaction did not have a material impact on 1995 earnings.

Segment Performance:
     The Corporation's Aerospace segment posted substantially lower results for both the second quarter and first six months of 1995, when compared with those for the same periods of 1994. Sales declined 19% in the second quarter of 1995, to $17.3 million, from sales in the same period of the prior year and totaled $34.2 million for the first six months of 1995, 22% lower than in the same six month period of 1994. Sales reductions in both periods, year to year, continue to reflect the completion last year of an Air Force F-16 retrofit program and a general softness in the global aerospace market. The F-16 retrofit program, completed in the third quarter of 1994, had contributed high sales levels of Curtiss-Wright actuation equipment in both the second quarter and first six months of last year. Sales of actuation products for Boeing production programs also continued to decline in comparison to the prior year, reflecting reduced current Boeing requirements. Aerospace sales of shot-peening and peen-forming services also declined when comparing the second quarter and first six months of 1995 to the same prior year periods. However, for the second quarter and first six months of 1995, the Aerospace segment has shown some significant improvements, when compared with 1994, in sales of actuation spare parts and overhaul services. Revenue from overhaul services, although currently at a much smaller volume than sales of production programs, has increased more than 46% in the first six months of 1995, when compared with the same period of 1994. The joint-venture overhaul facility in Denmark recently established to service the European commercial markets is fully operational and generated its first sales during the second quarter of 1995.

     Operating income of the Aerospace segment for the second quarter of 1995 was substantially below that of the same period of 1994 as was operating income for the first six months of 1995 in comparison with the six month 1994 period.
 In addition to the decline in revenue from current military and commercial production programs, the Corporation recorded significant non-reimbursed engineering costs associated with its actuation and control development programs during the first six months of 1995. It is important to note that Curtiss-Wright is currently running full scale development programs on three major aircraft, the Lockheed/Martin F-22, the Bell Boeing V-22 Osprey and the McDonnell Douglas F/A-18 E/F, an extraordinary situation for the Corporation.
 While these development costs have had a substantial impact on operating income for the second quarter and first six months of 1995, they are regarded as an important investment in the future of Curtiss-Wright. Historically, the successful completion of a development program has gone a long way to ensuring the capture of follow-on production contracts.

     The Corporation's Industrial segment posted substantial increases in sales and operating income for the first six months of 1995, when compared with the six month 1994 results. Sales totaled $13.4 million and $28.1 million for the second quarter and first six months of 1995, respectively, as compared with sales of $9.9 million and $19.3 million posted in the same respective periods of 1994. Improvements in the Industrial segment's results are largely reflective of higher domestic and European sales volumes from the Corporation's Metal Improvement Company (MIC) subsidiary. MIC performs shot-peening and heat-treating services for automotive, industrial and farm machinery customers and has experienced improvements throughout all sectors of its markets during the first half of 1995.

     Sales for the Flow Control and Marine segment totaled $6.3 million and $12.1 million for the second quarter and first six month periods of 1995, respectively, as compared with sales of $6.2 million and $12.9 million reported in the second quarter and first six-month periods of 1994, respectively.
 Operating income for the second quarter of 1995 improved over the income recorded in the second quarter of 1994, largely due to revenue recognized under a termination claim stemming from the partial cancellation of a valve actuation contract.

Other Revenues and Costs:

     Other revenue recorded in the second quarter of 1995 totaled $3.6 million, compared with $2.9 million recorded in the second quarter of 1994, while other revenue for the first six months of 1995 totaled $6.9 million, compared with $6.1 million recorded in the same period of 1994. The change in other revenue for both 1995 periods is reflective of higher overall investment income and gains recorded on the sale of machinery and equipment.

     Despite lower sales, operating costs for the Corporation as a whole were slightly higher for the second quarter and first six months of 1995, when compared with costs incurred in the same respective periods of 1994.
The increase in operating costs is attributed to a high level of non-reimbursed expenses for Aerospace development programs, as discussed above.
In addition, operating costs for the same 1994 periods had been reduced by lower Corporate administrative costs and a life insurance dividend of $0.5 million received in the second quarter of 1994. Administrative expenses for the first six months of 1995 also reflect a reduction in accrued income generated from the Corporation's overfunded pension plan. Pension income for the first six months of 1995 totaled $1.4 million, compared with $1.8 million for the first six months of 1994.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

     The Corporation's working capital was $117.0 million at June 30, 1995, an 8% increase from working capital of $108.3 million at December 31, 1994. The ratio of current assets to current liabilities at June 30, 1995 also increased to 4.5 to 1 from 4.0 to 1 at December 31, 1994. The increase in working capital reflects an increase in cash, cash equivalents and short-term investments balances which total $81.4 million at June 30, 1995, a 6% increase from December 31, 1994. Net inventories at June 30, 1995 were higher when compared with balances at December 31, 1994, primarily due to significant increases in work-in-process inventory associated with current development contracts. Working capital for the first six months of 1995 also improved due to a reclassification of $1.3 million of debt from current to long-term liabilities. In May 1994, the bond holder had exercised a call option requiring payment in May 1995; however, the call was recently rescinded returning the bond to its original maturity date in the year 2001.

     The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $3.6 million remains unused at June 30, 1995, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings made on the short-term credit agreement during the first six months of 1995.

     During the first half of 1995, internally generated funds were more than adequate to meet capital requirements. Projected funds from operating sources are expected to be more than adequate to cover future cash requirements, including anticipated capital expenditures of approximately $8.0 million for the balance of the year and anticipated expenditures connected with environmental remediation programs. In addition, the Corporation expects to make payment on an outstanding industrial revenue bond amounting to $4.0 million early in the fourth quarter of 1995.

                         PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On June 13, 1995, the Corporation consummated the sale of its Extrusion Facility located in Buffalo, New York to International Extruded Products, LLC. This facility had manufactured extruded shapes and seamless tubular products of various metal alloys. This facility had accounted for less than 10% of the Registrant's total consolidated sales. The sale of this facility will not have a material impact on the Corporation's 1995 earnings.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedules (Page 14)

     (b)  Reports on Form 8-K

          The Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1995.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CURTISS-WRIGHT CORPORATION
                                          (Registrant)



                                   By:        s/Robert A. Bosi
                                                Robert A. Bosi,
                                            Vice President-Finance



                                   By:       s/Kenneth P. Slezak
                                               Kenneth P. Slezak,
                                                  Controller



Dated: August 11, 1995