Form 10-Q
period 1995-09-30
CURTISS WRIGHT CORP
filed 1995-11-13
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934


For the quarterly period ended September 30, 1995

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

Common Stock, par value $1.00 per share:  5,059,293 shares (as of  October 31,
1995)

           CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS




                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                    3

          Consolidated Statements of Earnings            4

          Consolidated Statements of Cash Flows          5

          Consolidated Statements of Stockholders'
            Equity                                       6

          Notes to Consolidated Financial Statements   7 - 9

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                  10 - 13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                 14
  Exhibit Index                                           15

                      PART I - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (In thousands)

                                              September 30,  December 31,
                                                  1995           1994
Assets:                                       ------------   -----------
 Cash and cash equivalents                    $  6,264         $  4,245
 Short-term investments                         75,205           72,200
 Receivables, net                               35,706           32,467
 Deferred tax asset                              7,425            8,204
 Inventories                                    27,517           24,889
 Other current assets                            2,088            2,338
                                              ---------       ---------
   Total current assets                        154,205          144,343

 Property, plant and equipment, at cost        196,911          202,988
 Less, accumulated depreciation                140,515          142,550
                                              ---------       ---------
   Property, plant and equipment, net           56,396           60,438
 Prepaid pension costs                          30,134           28,092
 Other assets                                    4,994            5,821
                                              ---------       ---------
   Total assets                               $245,729         $238,694
                                              =========       =========
Liabilities:
 Current portion of long-term debt            $  4,000         $  5,354
 Accounts payable and accrued expenses          16,690           15,250
 Dividends payable                               1,264
 Income taxes payable                               31            2,105
 Other current liabilities                      11,406           13,305
                                              ---------       ---------
   Total current liabilities                    33,391           36,014
 Long-term debt                                 10,347            9,047
 Deferred income taxes                           7,030            6,446
 Accrued post retirement benefit costs          10,892           10,802
 Other liabilities                              15,323           17,616
                                              ---------       ---------
   Total liabilities                            76,983           79,925
Stockholders' equity:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,135           57,139
 Retained earnings                             285,009          275,600
 Equity adjustments from foreign
  currency translation                          (1,061)          (1,622)
                                              ---------       ---------
                                               351,083          341,117
    Less, cost of treasury stock               182,337          182,348
                                              ---------       ---------
   Total stockholders' equity                  168,746          158,769
   Total liabilities and stockholders'        --------         --------
     equity                                   $245,729         $238,694
                                              =========       =========
[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)

                                    Nine Months Ended     Three Months Ended
                                      September 30,          September 30,
                                      1995       1994       1995       1994
Revenues:                          ---------  ---------   --------   --------
 Sales                             $110,388   $114,819    $35,929    $38,792
 Rentals and gains on sales
   of real estate and
   equipment                          6,696      6,411      2,227      2,273
 Interest, dividends and gains
   (losses) on sales of short-
   term investments, net              3,396      2,509      1,097        819
 Other income, net                      189        249         50         17
                                   ---------  ---------   --------   --------
    Total revenues                  120,669    123,988     39,303     41,901

Costs and expenses:
 Product and engineering             75,662     79,387     24,077     27,142
 Selling and service                  4,425      4,108      1,388      1,462
 Administrative and general          20,586     19,464      6,493      6,477
 Interest                               431        274        142         93
                                   ---------  ---------   --------   --------
    Total costs and expenses        101,104    103,233     32,100     35,174

Earnings before taxes & cumulative
  effect of a change in accounting
  principle                          19,565     20,755      7,203      6,727
Provision for income taxes            6,362      6,958      2,237      2,560
Earnings before cumulative effect  ---------  ---------   --------   --------
  of a change in acctg principle     13,203     13,797      4,966      4,167
Cumulative effect of a change in
  accounting principle (net of
  applicable taxes)                               (244)
                                   ---------  ---------   --------   --------
    Net earnings                   $ 13,203   $ 13,553    $ 4,966    $ 4,167
                                   =========  =========   ========   ========
Weighted average number of
  common shares outstanding           5,061      5,061      5,061      5,061
                                   =========  =========   ========   ========
Net earnings per common share:
  Earnings before cumulative
    effect of a change in
    accounting principle              $2.61      $2.73      $ .98      $ .82
  Cumulative effect of a change
    in accounting principle                       (.05)
                                   ---------  ---------   --------   --------
Net earnings per common share         $2.61      $2.68      $ .98      $ .82
                                   =========  =========   ========   ========
Dividends per common share            $ .75      $ .75      $ .25      $ .25

[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                      Nine Months Ended
                                                        September 30,
                                                       1995        1994
Cash flows from operating activities:                ---------   ---------
 Net earnings                                        $ 13,203    $ 13,553
 Adjustments to reconcile net earnings to net cash
   provided by (used for) operating activities:
    Cum effect of a change in acctg principle                         244
    Depreciation and amortization                       7,814       8,109
    Net gains on sales of short-term investments       (1,044)     (1,246)
    Increase in deferred taxes                          1,363         684
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities       137,570     103,699
      Purchases of trading securities                (139,155)   (116,691)
      Increase in receivables                          (2,332)     (7,155)
      Increase in inventories                          (6,840)     (2,847)
      Increase in progress payments                     3,305       3,549
      Inc in accts payable & accrued expenses           1,440         922
      Increase (decrease) in income taxes payable      (2,074)      2,182
      Increase in other assets                           (963)     (2,267)
      Decrease in other liabilities                    (4,480)     (4,814)
      Litigation settlement                                        (8,880)
      Other, net                                       (1,065)      1,003
                                                     ---------    --------
        Total adjustments                              (6,461)    (23,508)
                                                     ---------    --------
    Net cash provided by (used for) operating
      activities                                        6,742      (9,955)
                                                     ---------    --------
Cash flows from investing activities:
 Proceeds from sales of real estate and equipment       3,219         759
 Additions to property, plant and equipment            (5,359)     (3,303)
                                                     ---------    --------
    Net cash used for investing activities             (2,140)     (2,544)
                                                     ---------    --------
Cash flows from financing activities:
 Principal payments on long-term debt                     (54)       (112)
 Dividends paid                                        (2,529)     (2,530)
                                                     ---------    --------
    Net cash used for financing activities             (2,583)     (2,642)
                                                     ---------    --------
Net inc/(dec) in cash & cash equivalents                2,019     (15,141)
Cash and cash equivalents at beginning of period        4,245      20,349
                                                     ---------    --------
Cash and cash equivalents at end of period           $  6,264    $  5,208
                                                     =========    ========

[FN] See notes to consolidated financial statements.

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                 (In thousands of dollars)

                                                                       Equity
                                                           Unearned   Adjustments
                       Common Stock                       Portion of  from Foreign
                    Shares             Capital  Retained  Restricted    Currency     Treasury Stock
                    Issued     Amount  Surplus  Earnings     Stock    Translation   Shares   Amount
----------------- ----------- -------- -------- ----------- ----------- ---------- --------- -------
December 31, 1993 10,000,000  $10,000  $57,172  $261,356    $ (87)      $(1,862)   4,939,257 $182,348

 Net earnings                                     19,303
 Common dividends                                 (5,059)
 Amortization of
  unearned portion
  of restricted
  stock                                    (33)                87
 Translation ad-
  justments, net                                                            240
----------------- ----------- -------- -------- ----------- ----------- ---------- --------- -------
December 31, 1994 10,000,000   10,000   57,139   275,600       --        (1,622)   4,939,257  182,348

 Net earnings                                     13,203
 Common dividends                                 (3,794)
 Exercise of stock
  options                                   (4)                                         (240)     (11)
 Translation ad-
  justment, net                                                             561
----------------- ----------- -------- -------- ----------- ----------- ---------- --------- -------
September 30,
  1995            10,000,000  $10,000  $57,135  $285,009    $  -        $(1,061)   4,939,017 $182,337
                  =========== ======== ======== =========== =========== ========== ========= =======

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

     The information furnished in this report reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1994 Annual
Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

2.   SHORT-TERM INVESTMENTS

     The Corporation accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Corporation's short-term investments are comprised of marketable equity and non-equity securities, all classified as trading securities under SFAS No. 115 and, accordingly, are carried at their fair value, which is based on quoted prices for these investments. Short-term investments have an aggregate cost of $74,628,000 and an aggregate fair value of $75,205,000 at September 30, 1995, compared with an aggregate cost of $72,750,000 and an aggregate fair value of $72,200,000 at December 31, 1994.

     Included in the determination of net earnings were net realized gains and losses on the sales of short-term investments, determined on the specific identification cost basis. The composition of investment income for the first nine months and third quarter of 1995 and 1994, respectively, is as follows:
                                                (In thousands)
                                   Nine Months Ended      Three Months Ended
                                      September 30,         September 30,
                                     1995       1994       1995       1994
                                   -------     -------    -------    -------
Net realized gains (losses) on the
  sale of marketable securities    $  (82)     $2,800     $   65     $  488
Interest and dividend income, net   2,352       1,263        767        538
Net unrealized holding gains
  (losses)                          1,126      (1,554)       265       (207)
                                   -------     -------    -------    -------
  Interest, dividends & gains
    (losses) on short-term
    investments, net               $3,396      $2,509     $1,097     $  819
                                   =======     =======    =======    =======

3.   RECEIVABLES

     Receivables, at September 30, 1995 and December 31, 1994, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:
                                                  (In thousands)
                                          September 30,   December 31,
                                               1995           1994
                                            --------        --------
 Accounts receivable, billed                $30,084         $28,121
  Less:  progress payments applied            3,205           4,464
                                            --------        --------
                                             26,879          23,657
                                            --------        --------
 Unbilled charges on long-term contracts     27,415          27,084
  Less:  progress payments applied           17,932          17,580
                                            --------        --------
                                              9,483           9,504
                                            --------        --------
     Allowance for doubtful accounts           (656)           (694)
                                            --------        --------
     Receivables, net                       $35,706         $32,467
                                            ========        ========
4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 1995 and December 31, 1994 is as follows:
                                                  In thousands
                                          September 30,   December 31,
                                               1995           1994
                                            --------        --------
     Raw materials                          $ 3,819         $ 4,195
     Work-in-process                         15,061           9,819
     Finished goods                           3,006           3,477
     Inventoried costs related to U. S.
      Government & other long-term contracts 12,494          10,049
                                            --------        --------
     Total inventories                       34,380          27,540
       Less: progress payments applied,
         principally related to long-term
         contracts                            6,863           2,651
                                            --------        --------
     Net inventories                        $27,517         $24,889
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

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments of $466,000 and $304,000 were made primarily in association with long-term debt in the first nine months of 1995 and 1994, respectively. The Corporation made estimated federal income tax payments of $3,762,000 and $3,400,000 in the first nine months of 1995 and 1994, respectively.

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

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation (the "Corporation") posted consolidated net earnings for the third quarter of 1995 totaling $5.0 million, or $.98 per share, 19% above net earnings of $4.2 million, or $.82 per share, reported in the third quarter of 1994. Net earnings for the third quarter of 1995 continued to show a small, but steady, increase from the first two quarters of 1995. Net earnings totaled $.79 and $.83 per share for the first and second quarters of 1995, respectively. For the first nine months of 1995, net earnings totaled $13.2 million, or $2.61 per share, slightly below net earnings of $13.6 million, or $2.68 per share, reported for the same period of 1994.

     Sales for the third quarter and first nine months of 1995 totaled $35.9 million and $110.4 million, respectively, showing declines when compared with sales of $38.8 million and $114.8 million posted in the same respective 1994 periods. New orders received, however, improved substantially for the third quarter of 1995, totaling $41.4 million, compared with orders of $29.0 million received in the third quarter of 1994. New orders for the first nine months of 1995 were $112.7 million, also significantly improved over orders of $87.6 reported for the same period of the prior year.

     Operating income generated by the Corporation's three business segments totaled $6.1 million for the third quarter of 1995, even with the $6.1 million reported for the third quarter of 1994. The aggregate operating income from our segments for the 1995 quarter reflects a substantial increase in our Industrial segment earnings and improved income from our Flow Control and Marine segment. These improvements were offset by the continued decline in operating income from our Aerospace segment, details of which are discussed below. For the first nine months of 1995, the Corporation's aggregate operating income remained below 1994 levels, totaling $16.4 million in 1995, compared with $18.5 million for the same nine-month period of 1994. Partially offsetting the lower aggregate operating income from our business segments for the nine-month period were higher earnings from our short-term investments and gains on the sales of excess machinery made during the first nine months of 1995.

Segment Performance

     The Corporation's Aerospace segment performance, while down from last year, showed improving results between the second and third quarters of 1995. Sales increased 7% in the third quarter, when compared with sales in the second quarter of 1995 and operating income for the third quarter of 1995 was almost double that of the prior quarter. Both sales and operating income for the Aerospace segment for third quarter of 1995, however, were below the levels reported in the same period of the prior year. Sales for the third quarter of 1995 totaled $18.4 million, compared with sales of $19.3 million in third quarter of 1994. Sales had totaled $17.3 million for the second quarter of 1995. The improvements shown in the third quarter of 1995 primarily reflect the continued growth of our commercial domestic component overhaul services and the addition of sales provided by Curtiss-Wright Flight Systems Europe A/S, which began its operations during the second quarter of 1995. Sales of shot-peening services for the third quarter of 1995 also improved in both domestic and foreign markets, when compared with the same period of 1994. Overshadowing improvements in these programs, when comparing the 1995 third quarter period with the same period in the prior year, was an overall decline in sales from actuation production programs primarily for military customers. Declines in revenue from production programs, the continuation of significant non-reimbursed engineering costs on actuation and control developmental contracts relating to the Lockheed/Martin F-22, the Bell Boeing V-22 Osprey and the McDonnell Douglas F/A-18 E/F aircraft, and start-up costs on our European facility largely account for the decline in operating income when comparing the third quarter of 1995 with the third quarter of 1994. As indicated in prior reports, the Corporation regards these development costs as important investments for its long-term future, in view of the potential significance of these major military aircraft programs.

     Aerospace segment sales for the first nine months of 1995 totaled $52.6 million, 17% below sales of $63.2 million posted in the first nine months of 1994. Operating income for the first nine months of 1995 was also substantially below that of the same period of 1994. Sales reductions in the comparable nine-month periods reflect the absence this year of significant shipments on the F-16 program, the retrofit portion of which was completed in the third quarter of 1994. Sales of shot-peening and peen-forming aerospace services also declined, when comparing the first nine months of 1995 with the same prior year period, reflecting the continued general softness in the global aerospace markets during the early portion of 1995. Operating income levels for the first nine months of 1995 were further impaired by significant non-reimbursed engineering costs, referred to above, associated with development work on the F-22, V-22 and F/A-18 E/F aircraft.

     Sales for the Industrial segment totaled $12.0 million and $40.2 million for the third quarter and first nine months of 1995, respectively, compared with sales of $12.8 million and $32.1 million posted in the same respective periods of 1994. The decline in sales for the third quarter periods reflects the lack of any contribution from the Buffalo Extrusion Facility, which was sold in June 1995. Excluding results generated by the Buffalo Facility, sales of this segment for the third quarter of 1995 were 21% higher than those of the same period of the prior year. Operating income showed substantial improvements for both the third quarter and first nine-month periods of 1995 when compared with the same periods of 1994. The sale of the Buffalo Facility did not have a material impact on operating income for either period. Improvements in the Industrial segment's performance are largely reflective of higher sales of shot-peening and heat-treating services to automotive and other customers. The Corporation's Metal Improvement Company subsidiary, which provides shot-peening services in North America and Europe, has experienced substantial improvements in all sectors of its industrial markets during the first nine months of 1995.

     Sales for the Flow Control and Marine segment totaled $5.5 million and $17.6 million for the third quarter and first nine-month periods of 1995, respectively, as compared with sales of $6.7 million and $19.5 million reported in the third quarter and first nine month periods of 1994, respectively. Declines for both periods generally reflect lower sales of commercial valve spare parts and lower volume on military production contracts, offset in part by revenue from the settlement of a termination claim relating to a part of a military valve actuation contract. Operating income for both the third quarter and first nine-month periods of 1995 improved over the income recorded in the same respective periods of 1994. Improvements in operating income largely reflect an improved sales mix on current military valve production programs and cost containments.

Other Revenues and Costs:

     Other revenue recorded in the third quarter of 1995 totaled $3.4 million, compared with $3.1 million recorded in the third quarter of 1994, while other revenue for the first nine months of 1995 totaled $10.3 million, compared with $9.2 million recorded in the same period of 1994. The change in other revenue for both 1995 periods is reflective of higher overall investment income and net gains recorded on sales of machinery and equipment.

     Operating costs for the Corporation as a whole declined for the third quarter and first nine months of 1995, when compared with costs incurred in the same respective periods of 1994, generally reflecting lower sales in the 1995 periods. Administrative expenses for the first nine months of 1995 were slightly higher than those of the same period in the prior year, reflecting a reduction in accrued income generated from the Corporation's over-funded pension plan. Estimated pre-tax pension income for the first nine months of 1995 totaled $2.0 million, compared with $2.6 million for the first nine months of 1994.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

     The Corporation's working capital was $120.8 million at September 30, 1995, a 12% increase from working capital of $108.3 million at December 31, 1994. The ratio of current assets to current liabilities at September 30, 1995 also increased to 4.6 to 1 from 4.0 to 1 at December 31, 1994. The increase in working capital reflects an increase in cash and short-term investments balances which total $81.5 million at September 30, 1995, a 7% increase from December 31, 1994. Net receivables at September 30, 1995 increased when compared with net receivables at December 30, 1994 as a result of higher current sales of shot-peening services to industrial customers and a slightly longer collection period for the Corporation overall. Net inventories at September 30, 1995 were also higher when compared with the prior year-end, primarily due to increases in work-in-process inventory associated with long-term development contracts.

     The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $3.6 million remains unused at September 30, 1995, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings made on the short term credit agreement during the first nine months of 1995.

     During the first nine months of 1995, internally generated funds were more than adequate to meet capital requirements. Projected funds from operating sources are expected to be more than adequate to cover future cash requirements, including anticipated capital expenditures of approximately $3.2 million for the balance of the year and anticipated expenditures connected with environmental remediation programs. On October 1, 1995, the Corporation repaid an outstanding industrial revenue bond amounting to $4.0 million.

                         PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CURTISS-WRIGHT CORPORATION
                                   (Registrant)



                                   By: s/ Robert A. Bosi
                                          Robert A. Bosi,
                                           VicePresident-Finance



                                   By: S/ Kenneth P. Slezak
                                          Kenneth P. Slezak,
                                           Controller

Dated: November 13, 1995

                                 Exhibit Index
                             ---------------------

   Exhibit No.                       Description of Exhibit
   -----------     ----------------------------------------------------------
        27           Financial Data Schedule