Form 10-K
period 1995-12-31
CURTISS WRIGHT CORP
filed 1996-03-22
CIK 26324

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                  [FEE REQUIRED]
Commission File Number 1-134

                            CURTISS-WRIGHT CORPORATION
              (Exact name of Registrant as specified in its charter)

               Delaware                                   13-0612970
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

1200 Wall Street West, Lyndhurst, N.J.                         07071
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (201) 896-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                               on which registered
------------------------------------                   ------------------------
Common Stock, par value $1 per share                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant is $126,174,306 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 14, 1996 of $51.00.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                             Number of Shares
     Class                                   Outstanding at March 14, 1996
------------------------------------         -----------------------------
Common Stock, par value $1 per share                  5,076,306

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.




[FN]
(*) Shares held by former subsidiaries of Teledyne, Inc. have been excluded from the amount shown solely because of the definition of the term "affiliate" in the regulations promulgate pursuant to the Securities Exchange Act of 1934. Also, for purposes of this computation, all directors and executive officers of Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors of officers is an affiliate. See material referred to under Item 12, below.

Introduction

     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation, ("Curtiss-Wright", the "Corporation" or the "Registrant"), hereby files its Form 10-K Annual Report for the year 1995. References in the text to the "Corporation," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise.
                                     PART I
Item 1.  Business.
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. Curtiss-Wright operates in two industry segments;
Aerospace & Marine, and Industrial. The Corporation revised its industry segment presentation in 1995 to better align its current components of revenue producing products and services to the markets served.
     In June 1995 the Corporation sold its Buffalo extrusion facility. Its operations were not material to the Corporation's sales or profits in 1995.

                           Aerospace & Marine Segment

     Control and actuation systems are designed, developed and manufactured by the Corporation for the aerospace industry by Curtiss-Wright Flight Systems, Inc. and Curtiss-Wright Flight Systems/Shelby, Inc. (collectively "Flight Systems"), wholly-owned subsidiaries of the Registrant. Generally speaking, such components and systems are designed to position aircraft control surfaces, or to operate canopies, landing gear or weapon bay doors or other devices through the use of actuators. Products offered consist of electro-mechanical and hydro-mechanical actuation components and systems. They include actuators for the Lockheed Martin F-16, and McDonnell Douglas F/A-18 fighter planes, the Boeing 737, 747, 757, 767 and 777 jet transports, and the Sikorsky Black Hawk and Seahawk helicopters. In 1995 Flight Systems entered into agreements with the Boeing Commercial Airplane Group to supply trailing edge flap transmissions for Boeing 757 aircraft, trailing edge flap rotary actuators for Boeing 767 aircraft and trailing edge flap transmissions for the redesigned Boeing 737 aircraft. These production contracts run through the year 2002.
     Flight Systems also provides the airlines and other aircraft users with overhauls of transmissions and actuators previously manufactured by it for Boeing 737 and 747 aircraft and other components for the Lockheed Martin L-1011 aircraft and the Grumman F-14A fighter plane. Overhaul services are also provided for other Boeing aircraft components originally manufactured by other Boeing suppliers. These services, as well as spare parts and components, are offered by Flight Systems and by Curtiss-Wright Flight Systems Europe A/S (an 80% owned subsidiary).
     Flight Systems provides the Leading Edge Flap Rotary Actuators (LEFRA) for the F-16 aircraft. There are ongoing commitments for new F-16 aircraft from the Lockheed Martin/Fort Worth Company for foreign military customers. In recent years, work on the F-16 has been the largest production program at Flight Systems. Future government orders for this aircraft are uncertain and the potential for the F-16 is largely dependent on Lockheed Martin's foreign sales.
     Flight Systems is a major supplier for the Lockheed Martin F-22 Advanced Tactical Fighter plane which has been described as the Air Force's future air superiority fighter. While Flight Systems does not expect to begin substantial production on this program for several years, the program is proceeding with the qualification testing and initial hardware phase of this engineering and manufacturing development program.
     Efforts by Flight Systems to expand its product base include continued work on a control system for the new Bell/Boeing tilt rotor V-22 aircraft which is also in the qualification testing and initial hardware phase of this engineering and manufacturing development program.
     Engineering, manufacturing and development work is proceeding for the FA-18E/F Lex Vent Drive System under a contract awarded in 1993 with actual production several years away.
     Flight Systems' products are sold in keen competition with a number of other systems suppliers, some of which have financial resources greater than those of the Corporation and significant technological and human resources. Flight Systems and these suppliers compete to have their systems selected to perform control and actuation functions on new aircraft. This operation competes primarily on the basis of engineering capability, quality and price. Competition has intensified because relatively few new aircraft models have been produced in recent years. Products are marketed directly to Flight Systems' customers by employees.
     Metal Improvement Company, Inc. ("MIC"), a wholly-owned subsidiary of the Registrant, performs shot-peening and peen-forming operations for aerospace manufacturers and their suppliers. Shot peening is a physical process used primarily to increase fatigue life in metal parts. MIC provides shot-peening services to jet engine manufacturers, landing gear suppliers and many other aerospace manufacturers. Peen forming is a process used to form curvatures in panel shape metal parts to very close tolerances. These panels are used as the "wing skins" after assembly on many commercial, military and executive aircraft in service today. Currently, MIC is peen-forming wing skins for jet transports manufactured by McDonnell Douglas. It also participates in the "Airbus" commercial jet transport program as a supplier to British Aerospace.
     MIC's marketing is accomplished through direct sales. While MIC competes with a great many firms and often deals with customers which have the resources to perform for themselves the same services as are provided by MIC, MIC considers that its greater technical expertise and superior quality provide it with a competitive advantage.
     Target Rock Corporation ("Target Rock"), a wholly-owned subsidiary of the Registrant, manufactures and refurbishes highly engineered valves of various types and sizes, such as hydraulically operated, motor operated and solenoid operated globe, gate, control and safety relief valves, which are used to control the flow of liquids and gases, and provide safe relief in the event of system overpressure for use in United States Navy nuclear propulsion systems. It also supplies actuators and controllers for Target Rock manufactured valves as well as for valves manufactured by others. Sales are made by responding directly to requests for proposals from customers and through use of marketing representatives. The production of valves for the United States Navy is characterized by long lead times from order placement to delivery. Target Rock's customers are sophisticated and demanding. Strong competition in valves is encountered primarily from a small number of domestic firms in the military market. Despite a declining market, Target Rock has been able to increase its market share and to maintain its sales volume. Performance, quality, technology, production methods, delivery and price are the principal areas of competition.
     The business of the Aerospace & Marine Segment would be materially affected by the loss of any one of several important customers. A substantial portion of segment sales are made to Lockheed Martin Corporation for F-22 engineering and design work and to the Boeing Company for commercial transport aircraft. A substantial amount of the sales of Target Rock are made to the Westinghouse Electric Corporation for United States Navy end use. The loss of any of these important customers would have a material adverse effect on this segment. Furthermore, the likelihood of future reductions in military programs due to reduced spending continues to exist. U.S. Government direct and end use sales of this segment in 1995, 1994 and 1993 were $38.0, $44.0 and $52.4 million, respectively.

     The backlog of the Aerospace & Marine Segment as of January 31, 1996 was $119.4 million as compared with $107.3 million as of January 31, 1995. Of the January 31, 1996 amount, approximately 46% is expected to be shipped during 1996. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

                              Industrial Segment

     The MIC subsidiary of the Corporation is engaged in the business of per-forming shot peening and heat treating for a broad spectrum of industrial customers, principally in the automotive, agricultural equipment, construction equipment and oil and gas industries. Heat treating is a metallurgical process used primarily to harden metals in order to provide increased durability and service life. MIC marketing and sales activity are done on a direct sales basis. Operations are conducted in facilities in the United States, Canada, England, France and Germany. Although numerous companies compete in the shot-peening field, and many customers for shot-peening services have the resources to perform such services themselves, MIC believes that its greater technical know-how provides it with a competitive advantage. MIC experiences substantial competition from other companies in heat-treating metal components. Substantial numbers of industrial firms elect to perform shot peening and heat treating for themselves. MIC also competes on the basis of quality, service, price and delivery.
     MIC is also engaged in the business of precision stamping and finishing of high strength steel reed valves used by various manufacturers of products such as refrigerators, air compressors, and small engines.
     Flight Systems has designed and developed a commercial rescue tool using its power hinge aerospace technology which is being marketed under the name Power Hawk(TM). The primary use for this tool is the extrication of automobile accident victims. A distribution network for the United States market has been completed and commercial sales commenced in 1995.
     The Target Rock subsidiary of the Corporation manufactures and refurbishes highly engineered valves of various types and sizes, such as hydraulically operated, motor operated and solenoid operated globe, gate, control and safety relief valves, which are used to control the flow of liquids and gases, and provide safe relief in the event of system overpressure, which are used in new and existing commercial nuclear and fossil fuel power plants and in facilities for process steam regeneration in the petroleum, paper and chemical industries. It also supplies actuators and controllers for Target Rock manufactured valves as well as for valves manufactured by others. Target Rock's packless electronic control valve is offered as a replacement item for competitors' commercial valves containing packing. The success of this valve is dependent upon the future application of stringent new Federal standards limiting air pollution from "fugitive" emissions from valves now widely in use. Target Rock's products are sold to domestic and foreign end users. Foreign sales have been for use in nuclear power plant construction projects principally for the Asian market.
     Strong competition in valves is encountered primarily from a larger number of domestic and foreign sources in the commercial market. Sales to commercial users are accomplished through independent marketing representatives and by direct sales. These valve products are sold to customers who are sophisticated and demanding. Performance, quality, technology, delivery and price are the principal areas of competition.
     The business of the Industrial segment is not materially dependent upon any single source of supply. The backlog of this segment (which has historically been low relative to sales of the segment) as of January 31, 1996 was $4.4 million as compared with $11.7 million as of January 31, 1995.
 Virtually all of the January 31, 1996 backlog is expected to be shipped in 1996. None of the business of this segment is seasonal. Raw materials, though not particularly significant to these operations, are available in adequate quantities.

                             Other Information
Government Sales
     In 1995, 1994 and 1993, direct sales to the United States Government and sales for United States Government end use aggregated 39%, 31% and 34%, respectively, of total sales for all segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.
     In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the Government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work done, consistent with regulations of the United States Government. Subcontracts for Navy nuclear valves usually provide that Target Rock must absorb most of any overrun of "target" costs. In the event that there is a cost underrun, however, the customer is to recoup the larger portion of the underrun.
     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States government prime contracts or subcontracts, they are secured by a lien in favor of the government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 3 and 4 to the Consolidated Financial Statements, on pages 22 and 24 of the 1995 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and hereinafter referred to as the "Registrant's Annual Report"). In the case of most valve products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
    Research and development expenditures sponsored by the Corporation amounted to approximately $1,180,000 in 1995 as compared to about $1,196,000 in 1994 and $1,420,000 in 1993. During 1995, Curtiss-Wright spent an additional $17.4 million for customer-sponsored development work. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications which have been obtained or filed over a period of years. The Corporation does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
     The effect of compliance upon the Corporation with present legal require-ments concerning protection of the environment is described in the material in
Note 12 to the Consolidated Financial Statements which appears on page 28 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
     At the end of 1995, the Corporation had approximately 1,500 employees. Most production employees are represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
     The Industry Segment information is described in the material in Note 19 to the Consolidated Financial Statements, which appears on Pages 30 and 31 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Corporation has been derived from European operations of MIC. The Corporation does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
     The principal physical properties of the Corporation and its subsidiaries are described below:

                                      Owned/
Location       Description(1)         Leased              Principal Use
-------------- ------------------- -------------- -----------------------------
Wood-Ridge,    2,322,000              Owned(2)    Multi-tenant industrial
New Jersey     sq. ft. on                         rental facility.
               144 acres

Fairfield,     450,000                Owned(3)    Manufacture of actuation
New Jersey     sq. ft. on                         and control systems
               26.7 acres                         (Aerospace & Marine segment).

Brampton,      87,000                 Owned       Shot-peening and peen-forming
Ontario,       sq. ft. on                         operations (Aerospace &
Canada         8 acres                            Marine segment).

East           195,000                Owned(4)    Manufacture of valves
Farmingdale,   sq. ft. on                         (Aerospace & Marine
New York       11 acres                           and Industrial segment.)

Shelby,        56,000                 Owned(5)    Manufacture and overhaul of
North Carolina sq. ft on                          actuation and control systems
               29 acres.                          (Aerospace & Marine segment).

Columbus,      75,000                 Owned       Heat-treating (Industrial
Ohio           sq. ft. on                         segment).
               9 acres

Deeside,       81,000                 Owned       Shot-peening and peen-forming
Wales          sq. ft. on                         (Aerospace & Marine segment).
United Kingdom 2.2 acres


(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

(2) Approximately 2,302,000 square feet are leased to others and approximately another 20,000 square feet are vacant and available for lease.

(3)  Approximately 247,000 square feet are leased to other parties.

(4) Title to approximately six acres of land and the building located thereon is held by the Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond.

(5) The Corporation's facility in Shelby, North Carolina is being expanded in 1996 because of new contract awards and increases in commercial overhaul activities.

     In addition to the properties listed above, MIC (Aerospace & Marine and Industrial segments) leases an aggregate of approximately 365,000 square feet of space at nineteen different locations in the United States and England and owns buildings encompassing about 286,000 square feet in thirteen different locations in the United States, France, Germany, and England. Curtiss-Wright Flight Systems/Shelby, Inc. leases a 25,000 square foot building in Lattimore, North Carolina for warehouse purposes. Curtiss-Wright Flight Systems Europe A/S, an 80% owned subsidiary, leases 28,000 square feet of space in Karup, Denmark.
     The Corporation leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.
     It is the Corporation's opinion that the buildings on the properties referred to in this Item generally are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them by the
Corporation.   No examination of titles to properties owned by the Corporation has been made for the purposes of this Form 10-K Report.
     The following undeveloped tracts, owned by the Registrant, are not attrib-utable to a particular industry segment and are being held for sale: Hardwick Township, New Jersey, 678 acres; Fairfield, New Jersey, 12.3 acres subdivided from the Fairfield facility's property; Perico Island, Florida, 158 acres, the bulk of which is below water; and Nantucket, Massachusetts, 33 acres. In 1995
4.8 acres in South Hackensack, New Jersey were sold to the property's Lessee and a 44,000 square foot building in Ontario, Canada formerly used by Curtiss-Wright of Canada, Inc. and a 32,000 square foot building in Wyandanch, New York, formerly used by MIC were also sold. In addition, 33 acres of vacant land in Washington Township, New Jersey were sold in January 1996. The Registrant owns approximately 7.4 acres of land in Lyndhurst, New Jersey which is leased, on a long-term basis, to the owner of the commercial building located on the land.

Item 3. Legal Proceedings.

     In October 1989 a joint and several liability claim in an unspecified amount was brought by the State of New Jersey Department of Environmental Protection ("DEP") against the Registrant and a dozen or more other corpor-ations under the Comprehensive Environmental Response, Compensation and Liability Act for reimbursement of costs incurred by the State in response to the release of hazardous substances at Sharkey Landfill site in Parsippany, New Jersey, for a future declaratory judgment in favor of the State with respect to all future such costs and for penalties and costs of enforcement, including attorney fees. The case was subsequently consolidated for all purposes with U.S. v. CMDG Realty Co., et al., a parallel action by the U.S. Environmental Protection Agency ("EPA") in which the Registrant was not a defendant. Both cases are pending in the U.S. District Court for the District of New Jersey.
 Site remediation is proceeding pursuant to the terms of a consent decree with the DEP and EPA which was filed with the court in December 1994. A third-party complaint in both cases which had been filed against approximately thirty industrial concerns, forty governmental instrumentalities and forty trans-porters, alleging that each of them is liable in some measure for the costs related to the site, is in the discovery phase.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant.

     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:


Name                       Principal Occupation  and Employment             Age
------------------  ------------------------------------------------------ ----
David Lasky         Chairman (since May 1995) and President (since May       63
                    1993); previously Senior Vice President, General
                    Counsel and Secretary

Robert E. Mutch     Executive Vice President; President (since July          51
                    1991), Vice President and General Manager (since
                    1987) of Curtiss-Wright Flight Systems, Inc., a wholly-owned subsidiary.

Gerald Nachman      Executive Vice President; President of Metal             66
                    Improvement Company, Inc., a wholly-owned subsidiary.

George J. Yohrling  Vice President; Senior Vice President (since July        55
                    1991); Vice President and General Manager of Curtiss-
                    Wright Flight Systems/Shelby, Inc., a wholly-owned subsidiary, (since 1985).

Robert A. Bosi      Vice President-Finance (since January 1993);             40
                    Treasurer, 1989-1993.

Dana M. Taylor, Jr. Secretary, General Counsel (since May 1993);             63
                    Assistant General Counsel (July 1992 to May 1993);
                    Senior Attorney (February 1979 - July 1992).

Gary J. Benschip    Treasurer (since January 1993); Assistant Treasurer,     48
                    1991 to January 1993; 1989-1991 Financial Consultant.

Kenneth P. Slezak   Controller (since July, 1990); Corporate Director,       44
                    Operational Analysis, March - July, 1990.

     The executive officers of the Registrant are elected annually by the Board of Directors at its organization meeting in April and hold office until the organization meeting in the next subsequent year and until their respective successors are chosen and qualified.
     There are no family relationships among these officers, or between any of them and any director of Curtiss-Wright Corporation, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

     See the information contained in the Registrant's Annual Report on page 33 under the captions "Common Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approx-imate number of record holders of the Common Stock, $1.00 par value, of Registrant was 6,000 as of March 14, 1996.

Item 6.  Selected Financial Data.

     See the information contained in the Registrant's Annual Report on page 32 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of

            Financial Condition and Results of Operations.
    See the information contained in the Registrant's Annual Report at pages 13 through 16, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

     Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993, page 18.

     Consolidated Balance Sheets at December 31, 1995 and 1994, page 19.

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993, page 20.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993, page 21.

     Notes to Consolidated Financial Statements, pages 22 through 31, inclusive, and Quarterly Results of Operations on page 32.

     Report of Independent Accountants for the three years ended December 31, 1995, 1994 and 1993, page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
     Information required in connection with directors and executive officers is set forth under the title "Executive Officers of the Registrant," in Part I hereof, at pages 12 and 13, and under the caption "Election of Directors," in the Registrant's Proxy Statement, which information is incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements:
     The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in Registrant's Annual Report, are incorporated herein by reference in Item 8:

     (i) Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993.

     (ii)  Consolidated Balance Sheets at December 31, 1995 and 1994.

     (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

     (v)   Notes to Consolidated Financial Statements.

     (vi) Report of Independent Accountants for the years ended December 31, 1995, 1994 and 1993.

(a)(2)     Financial Statement Schedules:
           The items listed below are presented herein on pages 20 through 21.

           The Report of Independent Accountants on Financial Statement
           Schedule

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

          (4)(ii) Revolving Credit Agreement dated October 29, 1991 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A. Article I Definitions, Section 1.01 Certain Definitions; Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30,
1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993). Third Amendment to Credit Agreement dated as of October 29, 1994 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

          (4)(iii) Short-Term Credit Agreement dated as of October 29, 1994 among Curtiss-Wright Corporation, as Borrower, the Lenders Parties and Mellon Bank, N.A., as Agent (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     (10) Material Contracts:
          (i) Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).

          (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995).

          (iii) Standard Severance Agreement with Officers of Curtiss-Wright (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

          (iv) Retirement Benefits Restoration Plan as amended May 9, 1989 (incorporated by reference to Exhibit 10(b) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).

          (v) Curtiss-Wright Corporation Retirement Plan dated September 1, 1994 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form10-K for the year ended December 31, 1994).

          (vi) Curtiss-Wright Corporation Savings and Investment Plan dated March 1, 1995 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     (13) Annual Report to Stockholders for the year ended December 31, 1995.

     (21) Subsidiaries of the Registrant.

     (23) Consents of Experts & Counsel -see Consent of Independent Acountants.

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K

No report on Form 8-K was filed during the three months ended
December 31, 1995.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                        (Registrant)

                                 By: /s/ David Lasky
                                         David Lasky
                                         Chairman and President
Date:  March 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 18, 1996          By: /s/  Robert A. Bosi
                                        Robert A. Bosi
                                        Vice President - Finance

Date:  March 18, 1996          By: /s/  Kenneth P. Slezak
                                        Kenneth P. Slezak
                                        Controller

Date:  March 12, 1996          By: /s/  Thomas R. Berner
                                        Thomas R. Berner
                                        Director

Date:  March 11, 1996          By: /s/  John S. Bull
                                        John S. Bull
                                        Director

Date:  March 12, 1996          By: /s/  James B. Busey IV
                                        James B. Busey IV
                                        Director

Date:  March 21, 1996          By: /s/  David Lasky
                                        David Lasky
                                        Director

Date:  March 12, 1996          By: /s/  John R. Myers
                                        John R. Myers
                                        Director

Date:  March 12, 1996          By: /s/  William W. Sihler
                                        William W. Sihler
                                        Director

Date:  March 11, 1996          By: /s/  J. McLain Stewart
                                        J. McLain Stewart
                                        Director

REPORT OF INDEPENDENT ACCOUNTS ON FINANCIAL STATEMENT SCHEDULE

 Our audits of the consolidated financial statements referred to in our report dated January 31, 1996 appearing on page 17 of the Curtiss-Wright Corporation 1995 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
    PRICE WATERHOUSE LLP
    Morristown, New Jersey
    January 31, 1996

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
           for the years ended December 31, 1995, 1994 and 1993
                              (In thousands)

                                       ---- Additions ----
                                       Charged    Charged
                           Balance at  to         to Other               Bal at
                            Beginning  Costs &    Accts -   Deduct'ns    End of
Description                 of Period  Expenses   Describe  Describe     Period
----------------------------  -------  -------  ---------- ------------ -------
Deducted from assets to which
they apply:
Reserves for doubtful accts
& notes:

Year-ended December 31, 1995   $  694  $   93              $    27      $  760
Year-ended December 31, 1994   $  893  $   32              $   231(C)   $  694
Year-ended December 31, 1993   $1,031  $   16              $   154(C)   $  893

Deferred tax asset valuation
allowance:
Year-ended December 31, 1995   $5,460  $   52  $(3,058)(B) $ 1,360(D)   $1,094
Year-ended December 31, 1994   $5,861  $  193              $   594(D)   $5,460
Year-ended December 31, 1993   $    -  $5,861(A)           $    -       $5,861

Notes:
  (A) Includes a deferred tax benefit of an additional capital-loss carry-forward identified in the fourth quarter of 1993.
  (B) Expiration of available capital-loss carryforwards.
  (C) Write off of bad debts.
  (D) Utilization of tax benefits under capital-loss carryforward.

                               EXHIBIT INDEX

The following is an index of the exhibits included in this report or incorporated herein by reference.


Exhibit No.              Name                                              Page


(3)(i)  Restated Certificate of Incorporation, as amended May 8, 1987         *
        (incorporated by reference to Exhibit 3(a) to Registrant's Form
        10-Q Report for the quarter ended June 30, 1987).

(3)(ii) By-Laws as amended May 9, 1989 (incorporated by reference to          *
        Exhibit 3(b) to Amendment No. 1 to Registrant's Form 10-Q
        Report for the quarter ended March 31, 1989) and Amendment dated May 11, 1993 (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1993).

(4)(i)  Agreement to furnish to the Commission upon request, a copy of        *
        any long term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1985).

(4)(ii) Revolving Credit Agreement dated October 29, 1991 between             *
        Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A. Article
        I Definitions, Section 1.01 Certain Definitions; Article VII
        Negative Covenants, Section 7.07, Limitation on Dividends and
        Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended
        September 30, 1991).  Amendment No. 1 dated January 7,
        1992 and Amendment No. 2 dated October 1, 1992 to said
        Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1993).

        Third Amendment to Credit Agreement dated as of October 29,           *
        1994 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1994).

(4)(iii) Short-Term Credit Agreement dated as of October 29, 1994             *
        among Curtiss-Wright Corporation, as Borrower, the Lenders parties and Mellon Bank, N.A. (incorporated by reference to Exhibit
        (4)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(10)(i)** Modified Incentive Compensation Plan, as amended November 9,        *
        1989 (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended September
        30, 1989).

(10)(ii)** Curtiss-Wright Corporation 1995 Long-Term Incentive Plan           *
        (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995).

(10)(iii)** Standard Severance Agreement with Officers of Curtiss-Wright      *
        (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

(10)(iv)** Retirement Benefits Restoration Plan as amended May 9, 1989,       *
        (incorporated by reference to Exhibit 10(b) to Registrant's Form
        10-Q Report for the quarter ended September 30, 1989).

(10)(v)** Curtiss-Wright Corporation Retirement Plan dated September          *
        1, 1994 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
        31, 1994).

(10)(vi)** Amended Curtiss-Wright Corporation Savings and Investment          *
        Plan dated March 1, 1995 (incorporated by reference to Exhibit
        (10)(vii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(13)    Annual Report to Stockholders for the year ended December
        31, 1995

(21)    Subsidiaries of the Registrant

(23)    Consents of Experts and Counsel - see Consent of Independent
        Accountants

(27)    Financial Data Schedule
________________________

 *   Incorporated by reference as noted.
 **  Management contract or compensatory plan or arrangement.