Form 10-Q
period 1996-03-31
CURTISS WRIGHT CORP
filed 1996-05-14
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                                     FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934


          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Common Stock, par value $1.00 per share:  5,078,086 shares (as of  April 30,
1996)

           CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS






                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                                 3

          Consolidated Statements of Earnings                         4

          Consolidated Statements of Cash Flows                       5

          Consolidated Statements of Stockholders' Equity             6

          Notes to Consolidated Financial Statements                7 - 9

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10 - 13


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders         14

Item 6 - Exhibits and Reports on Form 8-K                            15

                       PART I - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (In Thousands)

                                              March 31,      December 31,
                                                1996             1995
Assets:                                       ---------      -----------
 Cash and cash equivalents                    $  5,898         $  8,865
 Short-term investments                         70,323           69,898
 Receivables, net                               36,664           36,277
 Deferred tax asset                              6,957            7,149
 Inventories                                    34,188           29,111
 Other current assets                            2,671            2,325
                                              ---------      -----------
   Total current assets                        156,701          153,625
                                              ---------      -----------
 Property, plant and equipment, at cost        198,691          198,051
 Less, accumulated depreciation                142,792          141,782
                                              ---------      -----------
   Property, plant and equipment, net           55,899           56,269
 Prepaid pension costs                          31,885           31,128
 Other assets                                    4,984            5,179
                                              ---------      -----------
   Total assets                               $249,469         $246,201
                                              =========      ===========
Liabilities:
 Accounts payable and accrued expenses        $ 17,400         $ 17,244
 Dividends payable                               1,269
 Income taxes payable                            3,388            2,000
 Other current liabilities                      12,987           13,810
                                              ---------      -----------
   Total current liabilities                    35,044           33,054
                                              ---------      -----------
 Long-term debt                                 10,347           10,347
 Deferred income taxes                           7,448            7,447
 Other liabilities                              22,745           23,174
                                              ---------      -----------
   Total liabilities                            75,584           74,022
Stockholders' equity:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,138           57,141
 Retained earnings                             290,755          288,710
 Unearned portion of restricted stock             (758)            (780)
 Equity adjustments from foreign
  currency translation                          (1,699)          (1,330)
                                              ---------      -----------
                                               355,436          353,741
    Less, cost of treasury stock               181,551          181,562
                                              ---------      -----------
   Total stockholders' equity                  173,885          172,179
   Total liabilities and stockholders'
     equity                                   $249,469         $246,201
                                              =========      ===========
[FN]          See notes to consolidated financial statements.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)

                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1996           1995
Revenues:                                        --------       --------
 Sales                                           $36,316        $37,543
 Rentals and gains (losses) on
  sales of real estate and equipment, net          1,800          2,092
 Interest, dividends & gains (losses) on
  short-term investments, net                        428          1,060
 Other income, net                                    59            118
                                                 --------       --------
   Total revenues                                 38,603         40,813
                                                 --------       --------
Costs and expenses:
 Product and engineering                          24,242         25,981
 Selling and service                               1,618          1,589
 Administrative and general                        7,603          7,037
 Interest                                             97            128
                                                 --------       --------
   Total costs and expenses                       33,560         34,735
                                                 --------       --------
Earnings before income taxes                       5,043          6,078
Provision for income taxes                         1,728          2,066
                                                 --------       --------
   Net earnings                                  $ 3,315        $ 4,012
                                                 ========       ========


Weighted avg number of common shares outstanding   5,078         5,061

Net earnings per common share                      $ .65         $ .79
                                                 ========       ========

Dividends per common share                         $ .25         $ .25
                                                 ========       ========
[FN]          See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                      Three Months Ended
                                                            March 31
                                                     -------------------
                                                       1996        1995
Cash flows from operating activities:                --------    --------
 Net earnings                                        $ 3,315     $ 4,012
 Adj to reconcile net earnings to net cash provided  --------    --------
  by operating activities:
    Depreciation and amortization                      2,206       2,471
    Net gains on short-term investments                 (227)       (216)
    Decrease in deferred taxes                           192         695
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities       77,392      37,599
      Purchases of trading securities                (77,797)    (36,848)
      Increase in receivables                           (764)     (1,275)
      Increase in inventory                           (3,237)     (2,622)
      Decrease in progress payments                   (1,463)       (718)
      Inc in accounts payable and accrued expenses       156         156
      Increase (decrease) in income taxes payable      1,388          (4)
    Increase in other assets                            (907)       (591)
    Decrease in other liabilities                     (1,047)       (957)
    Other, net                                            17         299
                                                     --------    --------
        Total adjustments                             (4,091)     (2,011)
                                                     --------    --------
    Net cash provided (used) by operating activities    (776)      2,001
                                                     --------    --------
Cash flows from investing activities:
 Proceeds from sales of real estate and equipment         75         379
 Additions to property, plant and equipment           (2,266)     (1,489)
                                                     --------    --------
    Net cash used by investing activities             (2,191)     (1,110)
                                                     --------    --------
Cash flows from financing activities:
 Principal payments on long-term debt                   -            (38)
                                                     --------    --------
    Net cash used by financing activities               -            (38)
                                                     --------    --------
Net inc (dec) in cash and cash equivalents            (2,967)        853
Cash and cash equivalents at beginning of period       8,865       4,245
                                                     --------    --------
Cash and cash equivalents at end of period           $ 5,898     $ 5,098
                                                     ========    ========
[FN]          See notes to consolidated financial statements.

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                  (Dollars in thousands)

                                                                         Equity
                                                           Unearned    Adjustments
                      Common Stock                        Portion of   from Foreign
                   Shares             Capital   Retained   Restricted    Currency    Treasury Stock
                   Issued     Amount  Surplus   Earnings  Stock Awards Translation  Shares    Amount
                  ----------  ------- -------   --------  ------------ ----------  --------- ---------
December 31, 1994 10,000,000  $10,000 $57,139   $275,600                $(1,622)   4,939,257 $182,348

 Net earnings                                     18,169
 Common dividends                                 (5,059)
 Exchange of com-
  mon shares for
  the exercise of
  stock options                                                                        1,513       71
 Stock options
  exercised                               (31)                                        (2,346)    (110)
 Stock awards
  issued                                   33              $(780)                    (16,247)    (747)
 Translation ad-
  justments, net                                                            292
                  ----------   ------  ------    -------   -------       -------   ---------- --------
December 31, 1995 10,000,000   10,000  57,141    288,710    (780)        (1,330)   4,922,177  181,562

 Net earnings                                      3,315
 Common dividends                                 (1,270)
 Amortization of
  earned portion
  of restricted
  stock                                                       22
 Stock options
  exercised, net                           (3)                                          (173)     (11)
 Translation ad-
  justment, net                                                           (369)
                  ----------  ------- -------   --------   -------     --------    --------- --------
March 31, 1996    10,000,000  $10,000 $57,138   $290,755   $(758)      $(1,699)    4,922,004 $181,551
                  ==========   ======  ======    =======   =======     ========    ========= ========

[FN] See notes to consolidated financial statements.

                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PRESENTATION

     Curtiss-Wright Corporation is a diversified multi-national manufacturing concern which produces and markets precision components and systems and provides highly engineered services to Aerospace & Marine and Industrial markets. Its principal operations include three domestic manufacturing facilities and thirty-two Metal Improvement service facilities located in North America and Europe, and an aircraft component overhaul facility in Denmark.

     The information furnished in this report has been prepared in conformity with generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

2.   RECEIVABLES

     Receivables, at March 31, 1996 and December 31, 1995, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                  (In thousands)
                                           --------------------------
                                           March 31,      December 31,
                                              1996            1995
                                           ---------      ----------
Accounts receivable, billed                 $31,760         $32,236
 Less:  progress payments applied             4,339           4,339
                                           ---------      ----------
                                             27,421          27,897
                                           ---------      ----------
Unbilled charges on long-term contracts      26,375          25,128
 Less:  progress payments applied            16,365          15,988
                                           ---------      ----------
                                             10,010           9,140
                                           ---------      ----------
Allowance for doubtful accounts                (767)           (760)
                                           ---------      ----------
Receivables, net                            $36,664         $36,277
                                           =========      ==========

3.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 1996 and December 31, 1995 is as follows:
                                                 (In thousands)
                                           -------------------------
                                           March 31,     December 31,
                                              1996            1995
                                           ---------      ----------
Raw materials                               $ 4,085         $ 3,757
Work-in-process                              14,940          14,489
Finished goods                                5,800           4,353
Inventoried costs related to U. S. Gov't
 and other long-term contracts               12,848          11,474
                                           ---------      ----------
Total inventories                            37,673          34,073
 Less: progress payments applied,
 principally related to long-term contracts   3,485           4,962
                                           ---------      ----------
     Net inventories                        $34,188         $29,111
                                           =========      ==========
4.   ENVIRONMENTAL MATTERS

     The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable, based upon the advice of counsel. Such amounts, if quantified, reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent today's values of anticipated remediation not recognizing any recovery from insurance carriers, or third-party legal actions, and are not discounted.

     The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include the Sharkey Landfill Superfund Site, Parsippany, N. J., Caldwell Trucking Company Superfund Site, Fairfield, N. J., and Pfohl Brothers Landfill Site, Cheektowaga, N. Y., identified to date as the most significant sites. Other environmental sites in which the Corporation is involved include but are not limited to Chemsol, Inc. Superfund Site, Piscataway, N. J., and PJP Landfill, Jersey City, N. J.

     The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

5.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments of $32,000 and $141,000 were made primarily in association with long-term debt in the first quarters of 1996 and 1995, respectively. The Corporation received a refund for an overpayment of 1995 federal income taxes of $500,000 in the first quarter of 1996 and made an estimated federal income tax payment of $412,000 for the first quarter of 1995, respectively.

6.  EARNINGS PER SHARE

     Earnings per share were computed by dividing the applicable amount of earnings by the weighted average number of common shares outstanding during each period shown in the accompanying Consolidated Statements of Earnings. The assumed exercise of outstanding stock options had an immaterial dilutive effect on earnings per share in each respective period.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION and ANALYSIS of
               FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation posted aggregate pre-tax operating earnings for the first quarter of 1996 which were slightly higher than operating earnings of the first quarter of 1995. Operating earnings from the Corporation's two business segments totaled $5.39 million for the first quarter of 1996, compared with $5.37 million for the same prior year period.

     Consolidated net earnings for the Corporation declined, however, totaling $3.3 million, or $.65 per share, for the first quarter of 1996 compared with net earnings of $4.0 million, or $.79 per share, posted in the first quarter of 1995. Net earnings were adversely affected in the first quarter of 1996 by lower overall income from our portfolio of short-term investments and losses associated with the write-offs of fixed assets.

     Total sales reported for the first quarter of 1996 were $36.3 million, compared with sales of $37.5 million for the first quarter of 1995. The decline in sales for the first quarter of 1996 primarily reflects the absence of contributions from the Corporation's Buffalo Extrusion division, which was sold in June 1995. Excluding Buffalo s results from the first quarter of 1995, sales for the 1996 period were 6% higher than in the prior year while operating income improved 11% principally due to the Corporation's foreign operations. New orders received by the Corporation totaled $38.2 million for the first quarter of 1996, a 30% increase from orders received in the first quarter of 1995, after excluding orders received in 1995 for the Buffalo division. The improvement in new orders is attributable to the growth of our component overhaul business, higher levels of shot-peening and peen-forming services and an increase in military valve orders. The backlog of unshipped orders totaled $105.4 million at March 31, 1996, a slight increase from the backlog of unshipped orders at December 31, 1995 of $103.6 million.

Segment Performance:
     The Corporation's Aerospace & Marine segment posted sales of $21.2 million for the first quarter of 1996, a slight increase when compared with sales of $21.0 million for the first quarter of 1995. The improved sales reflect an 80% increase in the component overhaul portion of the aerospace business. Sales for the first quarter of 1996 also reflect a contribution from our European overhaul facility which opened in May 1995 and improved sales of shot-peening and peen-forming services in both domestic and foreign markets. The segment results also benefited from higher F-16 production shipments in the first quarter of 1996 than those of the prior year period in support of Lockheed Martin s foreign military sales program. Improvements in these programs were generally offset by lower sales in commercial actuation production programs largely due to Boeing s labor disruption in late 1995. Sales of military valve products also declined when comparing the first quarter of 1996 with the same prior year period generally due to a slowdown in production caused by the unavailability of key materials.

     Despite improved sales, operating earnings for the Aerospace & Marine segment declined slightly in 1996, when compared to the same period of 1995. The decline in earnings is largely attributable to the slightly lower margins associated with the current sales mix, as compared with sales of the same prior year period. Curtiss-Wright also continues to make progress on its fixed price engineering and development contracts associated with the Lockheed Martin/Boeing F-22, the McDonnell Douglas F/A-18 E/F and the Bell Boeing V-22 Osprey, but has experienced some delays in actual hardware production which adversely impacted sales and profits in the current period.

     New orders received by the Corporation's Aerospace & Marine segment increased 38%, totaling $22.8 million for the first quarter of 1996, compared to orders of $16.5 million received in the first quarter of 1995. The increase is primarily attributable to the growth of our component overhaul business and to military valve orders.

      The Corporation's Industrial segment posted improved sales and operating earnings for the first quarter of 1996, after excluding the results of the former Buffalo Extrusion division from the first quarter of 1995. Sales for the Industrial segment of $15.1 million improved 13%, while earnings of $3.2 million improved 32% for the 1996 period, after excluding Buffalo from total 1995 results. Sales of industrial shot-peening services showed a significant improvement in the 1996 period when compared with the prior year quarter, reflecting increases throughout the domestic and foreign industrial markets served. The Industrial segment also reported improvements in the sales of commercial valve products for the first quarter of 1996, as compared with the first quarter of 1995. This improvement primarily reflects our Target Rock Corporation s support of an emergency order from a utility in response to outages in February 1996.

     New orders for the Industrial segment totaled $15.4 million for the first quarter of 1996, an increase of 18% when excluding orders received in 1995 for the Corporation s former Buffalo division. The increase in new orders is attributable to higher levels of shot-peening and peen-forming services and the aforementioned emergency order for commercial valves.

Other Revenue and Costs:
      Other revenue recorded by the Corporation in the first quarter of 1996 totaled $2.3 million, compared with $3.3 million reported for the same period of 1995. The decline in other revenue was caused by lower overall income from our portfolio of short-term investments and losses on write-offs of fixed assets.

      Operating costs, for the Corporation as a whole, declined 3% when comparing total 1996 costs for the first quarter with those of the same prior year period, generally reflecting the decline in sales, period to period. Administrative expenses for the first quarter of both years were reduced by accrued income generated from the Corporation s overfunded pension plan. Net pension income varied slightly, totaling $.8 million for the first quarter of 1996, compared with $.7 million for the first quarter of 1995.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
      The Corporation's working capital was $121.7 million at March 31, 1996, a slight increase from working capital at December 31, 1995 of $120.6 million. The ratio of current assets to current liabilities was 4.47 to 1 at March 31, 1996, compared with a current ratio of 4.65 to 1 at December 31, 1995.

     The change in working capital reflects a substantial increase in inventory levels at March 31, 1996, as compared with their levels at December 31, 1995. The increase in inventory was due to higher levels of work-in-process associated with long-term development contracts and the new commercial actuation production contracts received in 1995 from Boeing. Partially offsetting the increase in working capital due to the higher inventory levels was an increase in income taxes payable at March 31, 1996, from December 31, 1995 and accrued dividends payable. The Corporation's cash and short-term investments totaled $76.2 million at March 31, 1996, a decline of $2.5 million from the prior year-end.

      The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $7.8 million remains unused at March 31, 1996, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings made on the short term credit agreement during the first quarter of 1996 and there were no outstanding balances for borrowed funds under the agreement at March 31, 1996.

      During the first quarter of 1996, internally generated funds were adequate to meet capital expenditures of $2.3 million, primarily for machinery and equipment for use by the operating segments. The Corporation has begun a $3.8 million building expansion of its Shelby, North Carolina facility. This expansion is necessary to support the future production levels resulting from new contract awards received on three major Boeing commercial aircraft programs during 1995 and to support the growth experienced in our component overhaul business. The Corporation s Metal Improvement Company subsidiary is also in the process of expanding by adding additional overseas facilities which are expected to be operational in early 1997. Projected funds from operating sources and the Corporation's short-term investments are expected to be more than adequate to cover the cost of these projects as well as future cash requirements. Capital expenditures of approximately $14.8 million are anticipated for the balance of the year along with $4.5 million of anticipated expenditures connected with environmental remediation programs.

OTHER DEVELOPMENTS:

       On April 25, 1996, the Corporation announced that an agreement had been signed for the purchase of the Aviall Accessory Services unit of Aviall, Inc. The closing is subject to regulatory approvals and other customary closing conditions. Aviall Accessory Services, located in Miami, Florida, is a provider of aircraft component repair and overhaul services with a global customer base. This FAA-approved repair facility has the capability of servicing more than 6,500 types of hydraulic, pneumatic, mechanical, electro-mechanical, electrical and electronic aircraft components and has annual sales of approximately $21 million. Upon completion of the purchase, Aviall Accessory Services will be known as Curtiss-Wright
Accessory Services, a division of Curtiss-Wright Flight Systems, Inc., a major producer of commercial and military aircraft actuation and control systems and components.

     Curtiss-Wright Flight Systems' existing overhaul business unit provides aftermarket support primarily for components that it manufactures for The Boeing Company and Lockheed Martin Corporation. The addition of Aviall Accessory Services' capabilities to overhaul Boeing, McDonnell Douglas and Airbus aircraft components will greatly increase the range of services that Curtiss-Wright can offer to airlines and other aircraft operators, positioning it as a nose-to-tail supplier of aircraft component repairs. It also will expand Curtiss-Wright's global customer base. To reduce costs and become more efficient without compromising safety, airlines are increasingly establishing strategic alliances with large independent maintenance service providers. This acquisition will increase Curtiss-Wright Flight Systems' ability to participate in such alliances and to take advantage of these developing opportunities.

     The acquisition will be financed solely by the Corporation's available cash equivalents and short-term investments and is expected to be completed in late May, as soon as regulatory requirements are satisfied.

                         PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 12, 1996, the Registrant held its annual meeting of stock-holders. The matters submitted to a vote by the stockholders were the election of directors, the retention of independent accountants for the Registrant, and the approval by the stockholders of the Registrant's 1996 Stock Plan for Non-Employee Directors.

The vote received by the director nominees was as follows:
                                      For                   Withheld
                                   ---------               ----------
Thomas R. Berner                   4,688,770                 9,946
John S. Bull                       4,687,122                11,594
James B. Busey IV                  4,689,084                 9,632
David Lasky                        4,689,058                 9,658
William B. Mitchell                4,688,986                 9,730
John R. Myers                      4,688,686                 9,848
William W. Sihler                  4,688,917                 9,799
J. McLain Stewart                  4,686,523                12,193

     The foregoing represent all of the Registrant's directors.

     There were no votes against or broker nonvotes.

     The stockholders approved the retention of Price Waterhouse LLP, independent accountants for the Registrant. The holders of 4,597,201 shares voted in favor; 95,487 voted against, and 6,028 abstained. There were no broker nonvotes.

     The final item voted on at the April 12, 1996 meeting was the Registrant's 1996 Stock Plan for Non-Employee Directors, which plan had previously been adopted subject to stockholder approval. The stockholders approved the plan, the holders of 4,032,182 shares voting in favor and 272,819 voting against, there having been 393,714 abstentions.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10 - Material Contracts (Page 15)

          (i) Asset Purchase Agreement between Curtiss-Wright Flight Systems, Inc., a wholly-owned subsidiary of the Registrant, and Aviall, Inc. dated April 25, 1996, and Guaranty Agreement by Curtiss-Wright Corporation dated April 25, 1996.

          Exhibit 27 - Financial Data Schedules (Page 45)

     (b)  Reports on Form 8-K

          The Registrant did not file any report on Form 8-K during the quarter ended March 31, 1996.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                   (Registrant)

                                   By:s/Robert A. Bosi
                                        Robert A. Bosi,
                                        Vice President-Finance

                                   By:s/Kenneth P. Slezak
                                        Kenneth P. Slezak,
                                        Controller

Dated:  May 13, 1996