Form 10-Q
period 1996-06-30
CURTISS WRIGHT CORP
filed 1996-08-14
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

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

Common Stock, par value $1.00 per share: 5,080,331 shares (as of July 31, 1996)

                  CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              PAGE
                                                             ------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                           3

          Consolidated Statements of Earnings                   4

          Consolidated Statements of Cash Flows                 5

          Consolidated Statements of Stockholders' Equity       6

          Notes to Consolidated Financial Statements          7 - 10

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations     11 - 14


PART II - OTHER INFORMATION

Item 5 - Other Information                                      15

Item 6 - Exhibits and Reports on Form 8-K                    15 - 16

                      PART I - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                              (In thousands)
                                              June 30,       December 31,
                                                1996             1995
Assets:                                       --------         --------
 Cash and cash equivalents                    $  9,727         $  8,865
 Short-term investments                         53,339           69,898
 Receivables, net                               40,824           36,277
 Deferred tax asset                              6,986            7,149
 Inventories                                    40,005           29,111
 Other current assets                            2,549            2,325
                                              --------         --------
   Total current assets                        153,430          153,625
                                              --------         --------
 Property, plant and equipment, at cost        203,475          198,051
 Less, accumulated depreciation                143,656          141,782
                                              --------         --------
   Property, plant and equipment, net           59,819           56,269
 Prepaid pension assets                         32,643           31,128
 Other assets                                   10,034            5,179
                                              --------         --------
   Total assets                               $255,926         $246,201
                                              ========         ========
Liabilities:
 Accounts payable and accrued expenses          22,094         $ 17,244
 Dividends payable                               1,270
 Income taxes payable                            2,080            2,000
 Other current liabilities                      12,665           13,810
                                              --------         --------
   Total current liabilities                    38,109           33,054
                                              --------         --------
 Long-term debt                                 10,347           10,347
 Deferred income taxes                           7,857            7,447
 Other liabilities                              22,165           23,174
                                              --------         --------
   Total liabilities                            78,478           74,022
                                              --------         --------
Stockholders' equity:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,142           57,141
 Retained earnings                             294,688          288,710
 Unearned portion of restricted stock             (740)            (780)
 Equity adj from foreign currency translation   (2,195)          (1,330)
                                              --------         --------
                                               358,895          353,741
    Less, cost of treasury stock               181,447          181,562
                                              --------         --------
   Total stockholders' equity                  177,448          172,179
                                              --------         --------
Total liabilities and stockholders'equity     $255,926         $246,201
                                              ========         ========

[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)

                                       Six Months Ended    Three Months Ended
                                           June 30,              June 30,
                                     -------------------    ------------------
                                        1996       1995       1996       1995
Revenues:                            --------   --------    -------    -------
 Sales                               $ 79,559   $ 74,459    $43,243    $36,916
 Rentals gains & (losses) on sales
 of real estate and equipment, net 3,682 4,469 1,882 2,377 Interest, dividends and gains (losses)
 on short-term investments, net         1,535      2,299      1,107      1,239
 Other income, net                        112        139         53         21
                                     --------   --------    -------    -------
    Total revenues                     84,888     81,366     46,285     40,553
                                     --------   --------    -------    -------
Costs and Expenses:
 Product and engineering               53,472     51,585     29,230     25,604
 Selling and service                    3,230      3,037      1,612      1,448
 Administrative and general            14,866     14,093      7,263      7,056
 Interest                                 193        289         96        161
                                     --------   --------    -------    -------
    Total costs and expenses           71,761     69,004     38,201     34,269
                                     --------   --------    -------    -------
Earnings before taxes                  13,127     12,362      8,084      6,284

Provision for income taxes              4,610      4,125      2,882      2,059
                                     --------   --------    -------    -------
    Net earnings                     $  8,517    $ 8,237    $ 5,202    $ 4,225
                                     ========   ========    =======    =======
Weighted average number of
  common shares outstanding             5,078      5,061      5,078      5,061
                                        =====      =====      =====      =====
Net earnings per common share           $1.68      $1.63      $1.02      $ .83
                                        =====      =====      =====      =====
Dividends per common share              $ .50      $ .50      $ .25      $ .25
                                        =====      =====      =====      =====


[FN]  See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                            Six Months Ended
                                                                 June 30
                                                             1996        1995
Cash flows from operating activities:                     --------     --------
 Net earnings                                             $  8,517     $ 8,237
                                                          --------     --------
 Adjustments to reconcile net earnings to net cash
 provided by operating activities:
    Depreciation and amortization                            4,472       4,975
    Net gains on short-term investments                       (316)       (714)
    Increase in deferred taxes                                 573       1,226
    Changes in operating assets and liabilities, net of
     Business Acquisition:
      Proceeds from sales of trading securities            187,303      90,750
      Purchases of trading securities                     (169,810)    (93,442)
      Increase in receivables                               (1,382)       (741)
      Increase in inventory                                 (4,060)     (3,809)
      Increase in progress payments                             73       2,287
      Inc (dec) in accounts payable and accrued expenses     3,619      (1,050)
      Increase (decrease) in income taxes payable               80      (1,755)
      Increase in other assets                              (2,371)     (1,145)
      Decrease in other liabilities                         (1,503)       (958)
      Other, net                                              (637)         64
                                                          --------     --------
        Total adjustments                                   16,041      (4,312)
                                                          --------     --------
    Net cash provided by operating activities               24,558       3,925
                                                          --------     --------
Cash flows from investing activities:
 Proceeds from sales of real estate and equipment              420       1,813
 Additions to property, plant and equipment                 (5,187)     (2,964)
 Acquisition of Accessory Services business                (16,390)
                                                          --------     --------
    Net cash used by investing activities                  (21,157)     (1,151)
                                                          --------     --------
Cash flows from financing activities:
 Principal payments on long-term debt                                      (54)
 Dividends paid                                             (2,539)     (1,265)
                                                          --------     --------
    Net cash used by financing activities                   (2,539)     (1,319)
                                                          --------     --------
Net increase in cash and cash equivalents                      862       1,455
Cash and cash equivalents at beginning of period             8,865       4,245
                                                          --------     --------
Cash and cash equivalents at end of period                $  9,727    $  5,700
                                                          ========     ========


[FN] See notes to consolidated financial statements.

                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                 (In thousands of dollars)
                                                                       Equity
                                                           Unearned   Adjustments
                       Common Stock                       Portion of  from Foreign
                    Shares             Capital  Retained  Restricted    Currency     Treasury Stock
                    Issued     Amount  Surplus  Earnings     Stock    Translation   Shares   Amount
- ----------------- ----------  -------  -------  --------  ----------   ---------   --------- --------
December 31, 1994 10,000,000  $10,000  $57,139  $275,600                $(1,622)   4,939,257 $182,348

 Net earnings                                     18,169
 Common dividends                                 (5,059)
 Exchange of com-
  mon shares for
  the exercise of
  stock options                                                                        1,513       71
 Stock options
  exercised                                (31)                                       (2,346)    (110)
 Stock awards
  issued                                    33              $(780)                   (16,247)    (747)
 Translation ad-
  justments, net                                                            292
- ----------------- ----------  -------  -------  --------  ----------   ---------   --------- --------
December 31, 1995 10,000,000   10,000   57,141   288,710     (780)       (1,330)   4,922,177  181,562

 Net earnings                                      8,517
 Common dividends                                 (2,539)
 Amortization of
  earned portion
  of restricted
  stock                                                        40
 Stock options
  exercised, net                            (9)                                         (702)     (32)
 Stock awards
  issued                                    10                                        (1,806)     (83)
 Translation ad-
  justment, net                                                            (865)
- ----------------- ----------  -------  -------  --------  ----------   ---------   --------- --------
June 30, 1996     10,000,000  $10,000  $57,142  $294,688    $(740)      $(2,195)   4,919,669 $181,447
                  ==========  =======  =======  ========  ==========   =========   ========= ========

[FN] See notes to consolidated financial statements.

                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PRESENTATION

    Curtiss-Wright Corporation ("the Corporation") is a diversified multi-national manufacturing concern which produces and markets precision components and systems and provides highly engineered services to Aerospace & Marine and Industrial markets. Its principal operations include three domestic manufacturing facilities and thirty-two Metal Improvement service facilities located in North America and Europe, and two aircraft component overhaul facilities located in Florida and Denmark.

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

2.   ACQUISITION

     On May 20, 1996, the Corporation completed the purchase of the Miami, Florida based Accessory Services unit of Aviall, Inc. ("Accessory Services"). This acquisition expands the Corporation's component overhaul business both geographically and from a product line perspective. The newly-acquired business unit is a provider of a broad range of aircraft component repair and overhaul services with a global customer base and has annual sales of approximately $21 million.

     The Corporation acquired the net assets of Accessory Services for $16.4 million in cash and has accounted for the acquisition as a purchase. The excess of purchase price over the estimated fair value of the net assets acquired amounted to approximately $1.5 million and is being amortized on a straight-line basis over 40 years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. The results of operations of Accessory Services have been included in the consolidated financial statements of the Corporation from the date of acquisition.

     The unaudited pro forma consolidated results of operations shown below have been prepared as if the acquisition had occurred at the beginning of 1996:

                   (In thousands, except per share data)

                                               Six Months Ended
                                                 June 30, 1996
                                               ----------------
     Net sales                                      $87,839

     Net earnings                                   $ 8,865

     Net earnings per common share                    $1.75


3.   RECEIVABLES

     Receivables, at June 30, 1996 and December 31, 1995, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                  (In thousands)
                                           ---------------------------
                                           June 30,       December 31,
                                             1996            1995
                                           -------          -------
 Accounts receivable, billed               $37,126          $32,236
  Less:  progress payments applied           5,129            4,339
                                           -------          -------
                                            31,997           27,897
                                           -------          -------
 Unbilled charges on long-term contracts    26,252           25,128
  Less:  progress payments applied          16,322           15,988
                                           -------          -------
                                             9,930            9,140
                                           -------          -------
 Allowance for doubtful accounts            (1,103)            (760)
                                           -------          -------
     Receivables, net                      $40,824          $36,277
                                           =======          =======

4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 1996 and December 31, 1995 is as follows:
                                                           (In thousands)
                                                     --------------------------
                                                     June 30,      December 31,
                                                       1996            1995
                                                     -------          -------
 Raw materials                                       $ 8,292          $ 3,757
 Work-in-process                                      17,698           14,489
 Finished goods                                        6,433            4,353
 Inventoried costs related to U. S. Government and
  other long-term contracts                           11,856           11,474
                                                     -------          -------
 Total inventories                                    44,279           34,073
  Less: progress payments applied, principally
        related to long-term contracts                 4,274            4,962
                                                     -------          -------
     Net inventories                                 $40,005          $29,111
                                                     =======          =======
5.   ENVIRONMENTAL MATTERS

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

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest payments of $187,000 and $294,000 were made primarily in association with long-term debt in the first half of 1996 and 1995, respectively. The Corporation made estimated federal income tax payments totaling $2,534,000 and $3,012,000 for the first half of 1996 and 1995, respectively.

7.   EARNINGS PER SHARE

     Earnings per share were computed by dividing the applicable amount of earnings by the weighted average number of common shares outstanding during each period shown in the accompanying Consolidated Statements of Earnings. The assumed exercise of outstanding stock options had a dilutive but immaterial effect on earnings per share in each respective period.

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation posted consolidated net earnings for the second quarter of 1996 totaling $5.2 million, or $1.02 per share, a 23% improvement from net earnings of $4.2 million, or $.83 per share, posted in the second quarter of 1995. Total sales, new orders and pre-tax operating earnings for the Corporation also showed substantial increases in the second quarter of 1996, when compared with results for both the first quarter of 1996 and the second quarter of the prior year.

     Sales reported for the second quarter of 1996 were $43.2 million, an increase of 19% from sales reported in the first quarter of 1996 and a 17% increase over sales for the second quarter of 1995. Pre-tax operating earnings totaled $7.0 million for the second quarter of 1996, 30% higher than operating earnings for the first quarter of 1996 and a 42% increase over operating earnings for the second quarter of 1995. New orders received in the second quarter of 1996 totaled $44.4 million, an improvement of 16% from orders reported in the first quarter of 1996 and 22% above orders received in the second quarter of 1995, principally due to commercial aircraft actuation and control orders received from The Boeing Company.

     For the first six months of 1996, the Corporation posted consolidated net earnings of $8.5 million, or $1.68 per share, a slight improvement over net earnings of $8.2 million, or $1.63 per share, posted in the first six months of 1995. Sales for the six month period of 1996 were $79.6 million, 7% above sales of $74.5 million posted in the same 1995 period. For the first six months of 1996, aggregate pre-tax operating income totaled $12.4 million, an increase of 20% from operating income generated in the first six months of 1995. New orders received in the first half of 1996 also improved, totaling $82.6 million, 16% higher than orders received in the same prior year period. Excluding the results of the Corporation's Buffalo facility (sold in June 1995) from the six-month 1995 period, sales for the same 1996 period improved 15% over the comparable prior year period, while operating income improved 27% and new orders increased 36% over the comparable prior year levels.

     Operating results for the second quarter and first six months of 1996 reflect an overall improvement in both business segments of the Corporation, as compared with the same prior year periods. In general, improvements reflect the growth of our commercial overhaul business which was augmented through the acquisition of the Accessory Services unit of Aviall, Inc., as discussed in Note 2 to consolidated financial statements. Substantial increases in shot-peening and peen-forming services, both domestically and to a greater extent abroad, and improvements in commercial valve sales for utilities provided additional benefits in the 1996 periods.

Segment Performance
     The Corporation's Aerospace & Marine segment posted substantially improved results for both the second quarter and first six months of 1996, when compared with those for the same periods of 1995.

     Sales increased 26% in the second quarter of 1996, to $27.6 million, from sales in the same period of the prior year and totaled $48.8 million for the first six months of 1996, 14% higher than in the same six month period of 1995. Operating income increased substantially when comparing both the second quarter and first six month periods of 1996 with the same respective periods of 1995. The improvements in the 1996 periods reflect the addition of contributions from both the Corporation's new Miami overhaul facility in the six weeks since the acquisition and its European overhaul facility, which had opened in May 1995. The Corporation's Shelby, North Carolina overhaul business also continues to experience substantial growth. Overall, the component overhaul portion of the aerospace business has contributed approximately 80% of the sales growth of the segment when comparing the first six months of 1996 with the first six months of 1995. Sales of shot-peening and peen-forming services and sales of actuation components for the F-16 foreign military production programs also increased in both the second quarter and first six-month periods of 1996, as compared with the same periods of 1995. The Aerospace & Marine segment sales also reflected the achievement of contract milestones on the F-22 development programs during the first half of 1996. Sales of military valve products increased slightly for the second quarter of 1996, compared with the same period of 1995, but were below 1995 levels for the six-month 1996 period.

     New orders received by the Aerospace & Marine segment totaled $30.0 million for the second quarter of 1996, 67% ahead of orders received in the second quarter of 1995. For the first six months of 1996, new orders totaled $52.8 million, 53% above the same prior year period. During the first six months of 1996, the Corporation has received significant orders from Boeing for its commercial actuation products, including orders received for the 747 and 767 programs. Orders received in 1996 for overhaul services also show substantial increases over the prior year, benefitting from the Accessory Services acquisition and a full six months of orders received by the Denmark facility. Orders for military valve products for use in the U. S. Nuclear Navy have also increased.

     After excluding results for the Corporation's former Buffalo Extrusion division from both 1995 periods, the Industrial segment posted substantial increases in sales and operating income for both the second quarter and first six months of 1996, when compared with the same respective prior year periods. Sales totaled $15.6 million and $30.7 million for the second quarter and first six months of 1996, respectively, as compared with adjusted sales of $12.7 million and $26.1 million posted in the same respective periods of 1995. After excluding Buffalo, operating income improved 27% for the second quarter and was 30% higher for the six-month period, when comparing 1996 results with same-period 1995 results. Improvements in the Industrial segment's results are largely reflective of higher sales volume for shot-peening services both domestically and to a greater extent in Europe. These services experienced improvements in most geographic markets during the first half of 1996. Sales and operating profits of the Industrial segment in both 1996 periods also benefitted from improvements in commercial valve production sales as well as increases in field service and spare parts for commercial valve customers.

     New orders received by the Industrial segment totaled $14.4 million and $29.8 million for the second quarter and first six-month periods of 1996, respectively. The orders received in those 1996 periods reflect improvements of 10% and 14%, respectively, after excluding orders received by the Buffalo division from the same 1995 period totals. The improvement in orders for both 1996 periods largely reflects the increased level of shot-peening services when compared with the prior year.

Other Revenues and Costs:

     Other revenue recorded in the second quarter of 1996 totaled $3.0 million, compared with $3.6 million recorded in the second quarter of 1995, while other revenue for the first six months of 1996 totaled $5.3 million, compared with $6.9 million recorded in the same period of 1995. The decline in other revenue for both 1996 periods, as compared with the same respective prior year periods, reflects lower overall investment income and a non-recurrence of gains on the sale of machinery and equipment recorded in the second quarter of 1995. Losses on writeoffs of fixed assets taken in the first quarter of 1996 added to the decline in other revenue for the six month comparable periods.

     Operating costs for the Corporation as a whole increased 12% and 4% for the second quarter and first six months of 1996, respectively, when compared with costs incurred in the same respective periods of 1996, generally reflecting the increase in sales, period to period. Administrative expenses for the second quarter and first six-month periods of both years were offset by accrued income generated from the Corporation's overfunded pension plan. Net pension income for the first six months of 1996 totaled $1.5 million, compared with $1.4 million for the first six months of 1995.

CHANGES IN FINANCIAL CONDITION:
Liquidity and Capital Resources:

     The Corporation's working capital was $115.3 million at June 30, 1996, a 4% decrease from working capital at December 31, 1995 of $120.6 million. The ratio of current assets to current liabilities was 4.0 to 1 at June 30, 1996, compared with a current ratio of 4.6 to 1 at December 31, 1995. The Corporation's short-term investments totaled $53.3 million at June 30, 1996, a decline of $16.6 million from the prior year-end. The decline in short-term investments reflects the acquisition cost of the Accessory Services business. The Corporation purchased the net assets of Accessory Services for $16.4 million in cash provided by the proceeds from sales of the Corporation's trading securities.

     Inventories and net receivables at June 30, 1996 have increased substantially compared with their levels at December 31, 1995, primarily reflecting the working capital acquired with Accessory Services. Current inventory levels also reflect an increase associated with aerospace development contracts, particularly inventory needed to support the ramp up of production on new actuation programs for Boeing, as well as inventory needed to support growth in overhaul services.

     The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $7.8 million remains unused at June 30, 1996, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings made on the credit agreements during the first six months of 1996 or 1995.

     During the first half of 1996, internally generated funds were adequate to meet capital expenditures of $5.2 million, primarily for
machinery and equipment within the operating segments.   Projected funds
from operating sources are expected to be more than adequate to cover the cost of these projects as well as future cash requirements. Capital expenditures of approximately $13.9 million are anticipated for the balance of the year along with $3.9 million of anticipated expenditures connected with environmental remediation programs.

                         PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On May 20, 1996 Curtiss-Wright Flight Systems, Inc., a wholly owned subsidiary of the Registrant, purchased the Aviall Accessory Services unit of Aviall, Inc. pursuant to which agreement Aviall sold substantially all of the assets and Curtiss-Wright Flight Systems, Inc. assumed certain of the liabilities associated with Aviall's Accessory Services business. Aviall Accessory Services provides aircraft component repair and overhaul services and is located in Miami, Florida. The acquired business unit is known as Curtiss-Wright Accessory Services, a division of Curtiss-Wright Flight Systems, Inc.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedules (Page 16)

     (b)  Reports on Form 8-K

          The Corporation filed a report on Form 8-K on May 2, 1996 announcing that Curtiss-Wright Flight Systems, Inc. had signed an Asset Purchase Agreement, described above, with Aviall, Inc. for the purchase of Aviall's Accessory Services business.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                          (Registrant)

                                   By:        /s Robert A. Bosi
                                                 Robert A. Bosi,
                                            Vice President-Finance

                                   By:        /s Kenneth P. Slezak
                                                 Kenneth P. Slezak,
Dated: August 13, 1996                      Controller