Form 10-Q
period 1996-09-30
CURTISS WRIGHT CORP
filed 1996-11-08
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                                      FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

        For the quarterly period ended September 30, 1996

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


                           (201)896-8400
     (Registrant's telephone number, including area code)


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

Common Stock, par value $1.00 per share:  5,080,331 shares (as of October 31,
1996)

           CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS






                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

          Consolidated Balance Sheets                    3

          Consolidated Statements of Earnings            4

          Consolidated Statements of Cash Flows          5

          Consolidated Statements of Stockholders'
            Equity                                       6

          Notes to Consolidated Financial Statements    7 - 10

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                  11 - 14


PART II - OTHER INFORMATION                               15

Item 6 - Exhibits and Reports on Form 8-K                 16

                      PART I - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                              (In thousands)
                                              September 30,  December 31,
                                                  1996           1995
Assets:                                       ---------        ---------
 Cash and cash equivalents                    $  7,469         $  8,865
 Short-term investments                         57,022           69,898
 Receivables, net                               41,415           36,277
 Deferred tax asset                              7,373            7,149
 Inventories                                    41,214           29,111
 Other current assets                            1,909            2,325
                                              ---------        ---------
   Total current assets                        156,402          153,625
                                              ---------        ---------
 Property, plant and equipment, at cost        206,390          198,051
 Less, accumulated depreciation                145,791          141,782
                                              ---------        ---------
   Property, plant and equipment, net           60,599           56,269
 Prepaid pension costs                          33,442           31,128
 Other assets                                   10,707            5,179
                                              ---------        ---------
   Total assets                               $261,150         $246,201
                                              =========        =========
Liabilities:
 Accounts payable and accrued expenses        $ 24,620         $ 17,244
 Dividends payable                               1,270
 Income taxes payable                            1,762            2,000
 Other current liabilities                      13,015           13,810
                                              ---------        ---------
   Total current liabilities                    40,667           33,054
                                              ---------        ---------
 Long-term debt                                 10,347           10,347
 Deferred income taxes                           8,280            7,447
 Other liabilities                              21,249           23,174
                                              ---------        ---------
   Total liabilities                            80,543           74,022
                                              ---------        ---------
Stockholders' equity:
 Common stock, $1 par value                     10,000           10,000
 Capital surplus                                57,142           57,141
 Retained earnings                             297,862          288,710
 Unearned portion of restricted stock             (670)            (780)
 Equity adj from foreign currency translation   (2,280)          (1,330)
                                              ---------        ---------
                                               362,054          353,741
    Less, cost of treasury stock               181,447          181,562
                                              ---------        ---------
   Total stockholders' equity                  180,607          172,179
                                              ---------        ---------
Total liabilities and stockholders' equity    $261,150         $246,201
                                              =========        =========
[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS of EARNINGS
                               (UNAUDITED)
                   (In thousands except per share data)

                                       Nine Months Ended     Three Months Ended
                                         September 30,          September 30,
                                     --------------------   -------------------
                                        1996       1995       1996       1995
Revenues:                            ---------  ---------   --------   --------
 Sales                                $124,440   $110,388    $44,881    $35,929
 Rentals and gains (losses) on sales
 of real estate & equipment, net         5,994      6,696      2,312      2,227
 Interest, dividends & gains (losses)
 on short-term investments, net          2,348      3,396        813      1,097
 Other income, net                         120        189          8         50
                                     ---------  ---------   --------   --------
    Total revenues                     132,902    120,669     48,014     39,303
                                     ---------  ---------   --------   --------
Costs and expenses:
 Product and engineering                84,226     75,662     30,754     24,077
 Selling and service                     4,663      4,425      1,433      1,388
 Administrative and general             23,700     20,586      8,834      6,493
 Interest                                  284        431         91        142
                                     ---------  ---------   --------   --------
    Total costs and expenses           112,873    101,104     41,112     32,100
                                     ---------  ---------   --------   --------
Earnings before taxes                   20,029     19,565      6,902      7,203

Provision for income taxes               7,068      6,362      2,458      2,237
                                     ---------  ---------   --------   --------
    Net earnings                      $ 12,961   $ 13,203    $ 4,444    $ 4,966
                                     =========   ========   ========   ========
Weighted average number of
  common shares outstanding              5,079      5,061      5,079      5,061
                                         =====      =====      =====      =====
Net earnings per common share            $2.55      $2.61      $ .87      $ .98
                                         =====      =====      =====      =====
Dividends per common share               $ .75      $ .75      $ .25      $ .25
                                         =====      =====      =====      =====

[FN] See notes to consolidated financial statements.

                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS of CASH FLOWS
                                (UNAUDITED)
                               (In thousands)
                                                      Nine Months Ended
                                                        September 30,
                                                       1996        1995
Cash flows from operating activities:
 Net earnings                                             $ 12,961    $ 13,203
                                                          ---------   ---------
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                            6,690       7,814
    Net gains on short-term investments                       (600)     (1,044)
    Decrease in deferred taxes                                 609       1,363
    Changes in operating assets and liabilities,
      net of business acquired:
        Proceeds from sales of trading securities          230,501     137,570
        Purchases of trading securities                   (219,806)   (139,155)
        Increase in receivables                             (1,908)     (2,332)
        Increase in inventory                               (7,298)     (6,840)
        Increase in progress payments                        2,091       3,305
        In in accounts payable and accrued expenses          6,312       1,440
        Decrease in income taxes payable                      (238)     (2,074)
        Increase in other assets                            (2,727)       (963)
        Decrease in other liabilities                          (45)     (4,480)
        Other, net                                            (475)     (1,065)
                                                          ---------   ---------
          Total adjustments                                 13,106      (6,461)
                                                          ---------   ---------
    Net cash provided by operating activities               26,067       6,742
                                                          ---------   ---------
Cash flows from investing activities:
 Proceeds from sales of real estate and equipment              464       3,219
 Additions to property, plant and equipment                 (8,767)     (5,359)
 Acquisition of Accessory Services business                (16,621)          0
                                                          ---------   ---------
    Net cash used by investing activities                  (24,924)     (2,140)
                                                          ---------   ---------
Cash flows from financing activities:
 Principal payments on long-term debt                            0         (54)
 Dividends paid                                             (2,539)     (2,529)
                                                          ---------   ---------
    Net cash used by financing activities                   (2,539)     (2,583)
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents        (1,396)      2,019
Cash and cash equivalents at beginning of period             8,865       4,245
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  7,469    $  6,264
                                                          =========   =========
[FN] See notes to consolidated financial statements.

                                CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                              CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                               (UNAUDITED)
                                        (In thousands of dollars)
                                                                       Equity
                                                           Unearned   Adjustments
                       Common Stock                       Portion of  from Foreign
                     Shares            Capital  Retained  Restricted    Currency    Treasury Stock
                     Issued    Amount  Surplus  Earnings     Stock    Translation   Shares   Amount
----------------- ----------  -------  -------  --------  ----------    --------   --------- --------
December 31, 1994 10,000,000  $10,000  $57,139  $275,600                $(1,622)   4,939,257 $182,348

 Net earnings                                     18,169
 Common dividends                                 (5,059)
 Exchange of com-
  mon shares for
  the exercise of
  stock options                                                                        1,513       71
 Stock options
  exercised                                (31)                                       (2,346)    (110)
 Stock awards
  issued                                    33              $(780)                   (16,247)    (747)
 Translation ad-
  justments, net                                                            292
----------------- ----------  -------  -------  --------  ----------    --------   --------- --------
December 31, 1995 10,000,000   10,000   57,141   288,710     (780)       (1,330)   4,922,177  181,562

 Net earnings                                     12,961
 Common dividends                                 (3,809)
 Amortization of
  earned portion
  of restricted
  stock                                                       110
 Stock options
  exercised, net                           (9)                                          (702)     (32)
 Stock awards
  issued                                   10                                         (1,806)     (83)
 Translation ad-
  justment, net                                                            (950)
----------------- ----------  -------  -------  --------  ----------    --------   --------- --------
September 30,
  1996            10,000,000  $10,000  $57,142  $297,862    $(670)      $(2,280)   4,919,669 $181,447
                  ==========  =======  =======  ========  ==========    ========   ========= ========

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

     The Corporation acquired the net assets of Accessory Services for $16.6 million in cash and has accounted for the acquisition as a purchase. The excess of purchase price over the estimated fair value of the net assets acquired amounted to approximately $4.0 million and is being amortized on a traight-line basis over 30 years. The fair value of the net assets acquired was adjusted in the third quarter of 1996 based on the results of an independent appraisal. The results of operations of Accessory Services have been included in the consolidated financial statements of the Corporation from the date of acquisition.

    The unaudited pro forma consolidated results of operations shown below have been prepared as if the acquisition had occurred at the beginning of 1996:

                   (In thousands, except per share data)

                                               Nine Months Ended
                                               September 30, 1996
                                               ------------------
     Net sales                                      $132,720

     Net earnings                                   $ 13,309

     Net earnings per common share                     $2.62


3.   RECEIVABLES

     Receivables, at September 30, 1996 and December 31, 1995, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                    (In thousands)
                                            -----------------------------
                                            September 30,    December 31,
                                                1996             1995
                                              --------         --------

     Accounts receivable, billed              $38,749          $32,236
       Less:  progress payments applied         5,745            4,339
                                              --------         --------
                                               33,004           27,897
                                              --------         --------
     Unbilled charges on long-term contracts   25,189           25,128
        Less:  progress payments applied       15,709           15,988
                                              --------         --------
                                                9,480            9,140
                                              --------         --------
     Allowance for doubtful accounts           (1,069)            (760)
                                              --------         --------
     Receivables, net                         $41,415          $36,277
                                              ========         ========

4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 1996 and December 31, 1995 is as follows:

                                                          (In thousands)
                                                  -----------------------------
                                                  September 30,    December 31,
                                                        1996             1995

 Raw materials                                        $ 9,264          $ 3,757
 Work-in-process                                       18,629           14,489
 Finished goods                                         7,888            4,353
 Inventoried costs related to U. S. Government and
  other long-term contracts                            11,722           11,474
                                                      --------         --------
     Total inventories                                 47,503           34,073
       Less: progress payments applied, principally
         related to long-term contracts                 6,289            4,962
                                                      --------         --------
     Net inventories                                  $41,214          $29,111
                                                      ========         ========
5.   ENVIRONMENTAL MATTERS

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

6.   CONSOLIDATED STATEMENTS OF CASH FLOWS

    Interest payments of $255,000 and $466,000 were made primarily in association with long-term debt in the first nine months of 1996 and 1995, respectively. The Corporation made estimated federal income tax payments totaling $3,674,000 and $3,762,000 for the first nine months of 1996 and 1995, respectively.

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

                               PART I - ITEM 2
                 CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION and ANALYSIS of
                FINANCIAL CONDITION and RESULTS of OPERATIONS


 RESULTS OF OPERATIONS:

     Curtiss-Wright Corporation (the "Corporation") posted increases in sales and pre-tax segment earnings for the third quarter and first nine months of 1996, but showed lower consolidated net earnings, when compared with results for the same corresponding periods of 1995.

     Net earnings totaled $4.4 million, or $.87 per share, for the third quarter of 1996 as compared with $5.0 million, or $.98 per share, for the third quarter of 1995. Net earnings for the first nine months of 1996 totaled $13.0 million, or $2.55 per share, 2% below the nine month 1995 earnings. This decline in consolidated net earnings is attributable to lower levels of non-operating revenues. These revenues totaled $3.1 million and $8.5 million for the third quarter and first nine months of 1996, declining 7% and 18%, respectively, from the year earlier periods. The current declines primarily reflect lower overall income from our portfolio of short-term investments. Net earnings in the third quarter also reflected other non-operating expenses, as discussed under the caption Other Revenues and Costs following the segment performance.

     Total sales for the Corporation showed substantial increases in the third quarter and first nine months of 1996, as compared with the same prior year periods. Sales reported for the third quarter of 1996 were $44.9 million, an increase of 25% from the third quarter of 1995. Sales for the first nine months of 1996 totaled $124.4 million, up 13% from the first nine months of 1995.

     The Corporation also posted a 14% improvement in aggregate pre-tax earnings from its business segments for the third quarter of 1996, when compared with those of the third quarter of 1995. Pre-tax earnings for the Corporation's two business segments totaled $7.0 million for the third quarter of 1996, compared with $6.1 million for the same prior year period. Pre-tax segment earnings for the first nine months of 1996 totaled $19.3 million, an 18% improvement over the $16.4 million posted in the first nine months of 1995.
  These improvements in pre-tax segment earnings for both 1996 periods were primarily due to a strong performance in our Aerospace markets, particularly the component repair and overhaul business, which was expanded through the acquisition of our Accessory Services, Miami, Florida-based overhaul facility in May 1996.

Segment Performance
     The Corporation's Aerospace & Marine segment posted substantially improved results for both the third quarter and first nine months of 1996 as compared with those for the same periods of 1995. Sales increased 38% in the third quarter of 1996, to $29.5 million, from 1995 third quarter sales, and totaled $78.3 million for the first nine months of 1996, 22% higher than for January-September 1995. Aerospace segment income increased substantially when comparing both the third quarter and first nine month periods of 1996 with the corresponding periods of 1995. The improvements in the 1996 periods largely reflect the first full quarter of contributions from our Accessory Services facility, which has been fully integrated into our existing overhaul business unit and is performing up to expectations. The acquired facility has accounted for more than 50% of the sales growth and more than 25% of the improved operating income of the Aerospace & Marine segment. Sales of shot-peening and peen-forming services continue to show large improvements over prior year levels, particularly within foreign aerospace markets. The Aerospace & Marine segment's results also reflect higher nine-month sales of actuation components for the F-16 foreign military production programs and the achievement of contract milestones on the F-22 wing and weapons bay door actuation development programs. Sales of military valve products increased slightly for the third quarter of 1996, compared with the same period of 1995, but were below 1995 nine-month levels.

    New orders received by the Aerospace & Marine segment totaled $21.6 million for the third quarter of 1996, 22% below the third quarter of 1995. However, new orders for the first nine months of 1996 are 19% above those of the same prior year period, totaling $74.4 million. Last year, the Corporation received significant orders from The Boeing Commercial Airplane Group for actuation equipment for the new 737-700 and the 757 and 767 airliners. During the third quarter of 1996, the Corporation obtained a $4.1 million follow-on order from Boeing for actuation components on its long-standing 737-400 program. This order follows a $5.1 million order for 737-400 components received in April 1996. These orders, totaling $9.2 million, are scheduled to ship throughout
1997 and into the first quarter of 1998.   In addition, the increase in new
orders received in the first nine months of 1996 reflects higher levels of overhaul services, particularly as a result of the Accessory Services acquisition, as well as an increase in F-16 foreign military orders, increased sales of shot-peening and peen-forming services and an increase in orders for military valve products for use by the U. S. Nuclear Navy.

     The Corporation's Industrial segment posted sales of $15.4 million for the third quarter of 1996, a slight improvement over sales of $14.6 million posted in the third quarter of 1995. Sales for the first nine months of 1996 totaled $46.1 million, compared with $46.2 million for the corresponding prior year period. After excluding sales of the Corporation's Buffalo Extrusion facility (sold in June 1995) from the nine-month 1995 total, sales for the 1996 period show a 13% increase. Improvements in sales of the Industrial segment primarily reflect a higher volume of shot-peening services during the third quarter and first nine months of 1996. Sales of commercial valve field services and spare parts were also higher during the first nine months of 1996 than the same prior year period. However, commercial valve sales levels for the third quarter of 1996 were below third quarter 1995 levels. Operating income for the third quarter of 1996 declined 21% from the same period of 1995, largely due to the decline in commercial valve sales.

     New orders received by the Industrial segment totaled $15.0 million and $44.8 million for the third quarter and first nine- month periods of 1996, respectively. The orders received in those 1996 periods reflect improvements of 11% and 13%, respectively, after excluding orders received by the former Buffalo facility from the same 1995 period totals. The improvement in orders for both 1996 periods largely reflects the increased level of shot-peening sales.

Other Revenues and Costs:
     Other revenue recorded in the third quarter of 1996 totaled $3.1 million, compared with $3.4 million recorded in the third quarter of 1995, while other revenue for the first nine months of 1996 totaled $8.5 million, compared with $10.3 million recorded in the same period of 1995. The decline in other revenue for both 1996 periods, as compared with the ame respective prior year periods, largely reflects lower overall investment income as a result of lower available investable funds due to the Accessory Services acquisition. The Corporation also recorded losses on write-offs of fixed assets in early 1996, compared with non-recurring gains from sales of machinery and equipment recorded in the prior year, adding to the decline in other revenue for the nine-month comparable periods.

     Operating costs for the Corporation as a whole increased 28% and 12% for the third quarter and first nine months of 1996, respectively, when compared with costs incurred in the same respective periods of 1995 reflecting, in part, increased sales of the 1996 periods. Operating costs for 1996 also reflect higher administrative expenses, which increased 36% and 15%, respectively, as compared with the third quarter and nine-month periods of 1995. In the third quarter of 1996 the Corporation recorded additional charges, aggregating $.6 million, for estimated additional environmental liabilities and unfavorable experience on workers' compensation insurance, both associated with the Corporation's former Buffalo Facility. Net pension income generated from the Corporation's overfunded pension plan varied slightly totaling $2.3 million for the first nine months of 1996, compared with $2.0 million for the first nine months of 1995. Net pension income is recorded as an offset to administrative expenses of both years.

CHANGES IN FINANCIAL CONDITION:
Liquidity and Capital Resources:
    The Corporation's working capital was $115.8 million at September 30, 1996, a 4% decrease from working capital at December 31, 1995 of $120.6 million. The ratio of current assets to current liabilities was 3.8 to 1 at September 30, 1996, compared with a current ratio of 4.6 to 1 at December 31, 1995. The decline in working capital and its associated ratio primarily reflect goodwill generated from the Accessory Services acquisition, as discussed in Note 2 to the consolidated financial statements. The Corporation's balance of cash and short-term investments total $64.5 million at September 30, 1996, a decline of $14.3 million from balances at the prior year-end, again, primarily reflecting the acquisition cost of the Accessory Services business.

     Inventories and net receivables at September 30, 1996 have increased substantially compared with their levels at December 31, 1995, primarily reflecting the working capital acquired with Accessory Services. Current inventory levels also reflect an increase associated with aerospace development contracts, particularly inventory needed to support the ramp-up of production on the new actuation programs for Boeing, as well as inventory to support growth in overhaul services.

     The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $7.8 million remains unused at September 30, 1996, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings made on the credit agreements during the first nine months of 1996 or 1995.

     During the first nine months of 1996, internally generated funds were adequate to meet capital expenditures of $8.8 million, primarily for the building expansion at our Shelby, North Carolina facility and machinery and equipment within the operating segments. Capital expenditures of approximately $8.7 million are anticipated for the balance of the year, primarily for additional machinery and equipment to be used within the Aerospace & Marine segment. Projected funds from operating sources are expected to be more than adequate to cover the cost of these projects as well as other future cash requirements.

                         PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          Exhibit 27 - Financial Data Schedules (Page 16)

     (b)  Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

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

                                   CURTISS-WRIGHT CORPORATION
                                         (Registrant)

                                   By:     /s Robert A. Bosi
                                              Robert A. Bosi,
                                           Vice President-Finance

                                   By:     /s Kenneth P. Slezak
                                              Kenneth P. Slezak,
                                           Controller

Dated:  November 8, 1996