Form 10-K
period 1996-12-31
CURTISS WRIGHT CORP
filed 1997-03-17
CIK 26324

Page 1 of 109
Exhibit Index - Page 22

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from_______ to________

Commission File Number 1-134

                           CURTISS-WRIGHT CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                        13-0612970
 ------------------------------              --------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

1200 Wall Street West, Lyndhurst, N.J.                      07071
-------------------------------------                    ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (201) 896-8400
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                       ----------------------
Common Stock, par value $1 per share               New York Stock Exchange

Securities registered  pursuant to Section  12(g) of the Act:  None
                                                              ------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $126,397,420 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 7, 1997 of $53.00.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                   Number of Shares
         Class                               Outstanding at March 7, 1997
        -------                              ----------------------------
Common Stock, par value $1 per share                  5,079,783

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.
---------------------
* Shares held by Unitrin, Inc. and Argonaut Group, Inc. have been excluded from the amount shown solely because of the definition of the term "affiliate" in the regulations promulgated pursuant to the Securities Exchange Act of 1934. Also, for purposes of this computation, all directors and executive officers of Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate. See material referred to under Item 12, below.

Introduction

     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation, ("Curtiss-Wright", the "Corporation" or the "Registrant"), hereby files its Form 10-K Annual Report for the year 1996. References in the text to the "Corporation," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise.

                                     PART I
                                     ------
Item 1. Business.
-----------------
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. Curtiss-Wright operates in two industry segments: Aerospace & Marine, and Industrial.

                           Aerospace & Marine Segment
                          ---------------------------
     Control and actuation systems are designed, developed, manufactured and overhauled by the Corporation for the aerospace industry by Curtiss-Wright Flight Systems, Inc. ("Flight Systems"), a wholly-owned subsidiary of the Registrant. Manufactured products offered consist of electro-mechanical and hydro-mechanical actuation components and systems which are designed to position aircraft control surfaces, or to operate canopies, landing gear or weapon bay doors or other devices. They include actuators and control systems for the Lockheed Martin F-16 and McDonnell Douglas F/A-18 fighter planes, the Boeing 737, 747, 757, 767 and 777 jet airliners and the Sikorsky Black Hawk and Seahawk helicopters.
     In 1996 Flight Systems began production deliveries of trailing edge flap rotary actuators for Boeing 767 aircraft and trailing edge flap transmissions for the new Boeing 737-700 aircraft. These production contracts run through the year 2002. Flight Systems also manufactures trailing edge flap transmissions for the Boeing 757 aircraft.

     Flight Systems is a major supplier for the Lockheed Martin F-22 Advanced Tactical Fighter plane which has been described as the Air Force's future air superiority fighter. While substantial production on this program is not expected for several years, the design phase has been completed, test hardware has been delivered and the system's hardware qualification test phase is now proceeding.
     Flight Systems continues to work on a control system for the new Bell/Boeing tilt rotor V-22 aircraft which is also in the qualification testing and initial hardware phase of an engineering and manufacturing development program. Flight Systems began delivering hardware in 1996 and has completed safety of flight testing. Qualification testing is proceeding.
     Engineering, manufacturing and development work is also proceeding for the FA-18E/F Lex Vent Drive System under a contract awarded in 1993, with actual production currently scheduled to begin in 1999.
     Flight Systems' manufactured products are sold in competition with a number of other systems suppliers, some of which have broader product lines and financial resources greater than those of the Corporation and significant technological and human resources. This Curtiss-Wright unit and these suppliers compete to have their systems selected to perform control and actuation functions on new aircraft. Flight Systems competes primarily on the basis of engineering capability, quality and price. Competition has intensified because of relatively low production levels for military aircraft in recent years and a limited number of new production programs for both military and commercial aircrafts. Flight Systems has achieved some degree of success in capturing programs for which it was not the original supplier, such as the actuators and transmissions referred to above for the Boeing 767 and 757 aircraft. Products are marketed directly to Flight Systems' customers by employees.

     Flight Systems also provides the commercial airlines, military and general aviation with component overhaul and repair services. Before 1996 Flight Systems' overhaul activities were in large measure limited to furnishing spare parts for, and the overhaul and repair of components that it had manufactured. The scope of overhaul services was increased in 1996, with the acquisition of the Accessory Services unit of Aviall, Inc. This acquisition expanded Flight Systems' overhaul capability to include a variety of hydraulic, pneumatic, mechanical, electro-mechanical, electrical and electronic components found on Boeing, McDonnell Douglas, Lockheed Martin and Airbus aircraft. Curtiss-Wright Flight Systems Europe A/S (an 80% owned subsidiary located in Denmark) provides overhaul and repair services, spare parts and components to the European and North African markets.
     Flight Systems' overhaul services are sold in competition with a number of other overhaul and repair facilities. Competition in the overhaul business is based upon quality, delivery and price. Marketing is accomplished through sales representatives and by direct sales. The overhaul business is not dependent upon any single customer.
     Metal Improvement Company, Inc. ("MIC"), a wholly-owned subsidiary of the Corporation, performs shot-peening and peen-forming operations for aerospace manufacturers and their suppliers. Shot peening is a physical process used primarily to increase fatigue life in metal parts. MIC provides shot-peening services to jet engine manufacturers, landing gear suppliers and many other aerospace manufacturers. Peen forming is a process used to form curvatures in panel shape metal parts to very close tolerances. These panels are used as the "wing skins" after assembly on many commercial, military and executive aircraft in service today. Currently, MIC is peen-forming "wing skins" for Airbus and McDonnell Douglas commercial aircraft.

     MIC's marketing is accomplished through direct sales. While MIC competes with a great many firms and often deals with customers which have the resources to perform for themselves the same services as are provided by MIC, MIC considers that its greater technical expertise and superior Page 5 quality provide it with a competitive advantage.
     Curtiss-Wright Flow Control Corporation ("CWFC"), formerly named Target Rock Corporation, a wholly-owned subsidiary of the Corporation, manufactures and refurbishes highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. The ultimate customer for the CWFC valves for the marine industry is the U.S.
Navy, which uses them in nuclear propulsion systems. CWFC also supplies actuators and controllers for valves of its own manufacture as well as for valves manufactured by others. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U. S. Navy is characterized by long lead times from order placement to delivery. CWFC's customers are sophisticated and demanding. Strong competition in valves is encountered primarily from a small number of domestic firms in the military market. Despite a declining market, CWFC has been able to increase its market share and to maintain its sales volume. Performance, quality, technology, delivery and price are the principal areas of competition.
     Although the Aerospace & Marine segment had no single customer that accounted for 10% or more of total sales in 1996 and 1995, the Corporation believes that the segment would be materially affected by the loss of any one of several important customers. A substantial portion of segment sales are made to the Boeing Company for commercial transport aircraft and to Lockheed Martin Corporation for F-22 engineering and design work and for F-16 actuators. A substantial amount of the sales of CWFC are made to the Westinghouse Electric Corporation for United States Navy end use. Furthermore, the possibility of future reductions in military programs due to reduced spending continues to exist. U.S. Government direct and end use sales of this segment in 1996, 1995 and 1994 were $37.4, $38.0 and $44.0 million, respectively.
     The backlog of the Aerospace & Marine segment as of January 31, 1997 was $102.1 million as compared with $119.4 million as of January 31, 1996. Of the January 31, 1997 amount, approximately 64% is expected to be shipped during 1997. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

                               Industrial Segment
                               ------------------
     The MIC subsidiary of the Corporation is engaged in the business of performing shot peening and heat treating for a broad spectrum of industrial customers, principally in the automotive, agricultural equipment, construction equipment and oil and gas industries. Heat treating is a metallurgical process used primarily to harden metals in order to provide increased durability and service life. MIC marketing and sales activity are done on a direct sales basis. Operations are conducted in facilities in the United States, Canada, England, France and Germany. Although numerous companies compete in the shot-peening field, and many customers for shot-peening services have the resources to perform such services themselves, MIC believes that its greater technical know-how provides it with a competitive advantage. MIC experiences substantial competition from other companies in heat-treating metal components. MIC also competes on the basis of quality, service, price and delivery.
     MIC is also engaged in the business of precision stamping and finishing of high strength steel reed valves used by various manufacturers of products such as refrigerators, air compressors, and small engines.
         The Corporation's Flight Systems subsidiary has designed and developed a commercial rescue tool using its power hinge aerospace technology which is being marketed under the name Power Hawk.(TM) The primary use for this tool is the extrication of automobile accident victims. A distribution network for the United States market has been completed and limited commercial sales have commenced.

     The CWFC subsidiary of the Corporation manufactures and refurbishes highly engineered valves of various types and sizes for commercial markets, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases, and to provide safe relief in the event of system overpressure in new and existing commercial nuclear and fossil fuel power plants and in facilities for process steam regeneration in the petroleum, paper and chemical industries. It also supplies actuators and controllers for its own valves as well as for valves manufactured by others. CWFC's packless electronic control valve is offered as a replacement item for competitors' commercial valves containing packing. The success of this valve is dependent upon the future application of stringent new Federal standards limiting air pollution from "fugitive" emissions from valves now widely in use.
     CWFC's products are sold to domestic and foreign end users. Foreign sales have been for use in nuclear power plant construction projects principally for Asian markets.
     Strong competition in valves is encountered primarily from a large number of domestic and foreign sources in the commercial market. Sales to commercial users are accomplished through independent marketing representatives and by direct sales. These valve products are sold to customers who are sophisticated and demanding. Performance, quality, technology, delivery and price are the principal areas of competition.
     The business of the Industrial segment is not materially dependent upon any single source of supply. The backlog of this segment (which has historically been low relative to sales of the segment) as of January 31, 1997 was $2.8 million as compared with $ 4.4 million as of January 31, 1996. Virtually all of the January 31, 1997 backlog is expected to be shipped in 1997. None of the business of this segment is seasonal. Raw materials, though not particularly significant to these operations, are available in adequate quantities.

Page 8
                                Other Information
                                -----------------
Government Sales
----------------
     In 1996, 1995 and 1994, direct sales to the United States Government and sales for United States Government end use aggregated 23%, 25% and 31%, respectively, of total sales for all segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price- redeterminable.
     In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the Government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work done, consistent with regulations of the United States Government. Subcontracts for Navy nuclear valves usually provide that CWFC must absorb most of any overrun of "target" costs. In the event that there is a cost underrun, however, the customer is to recoup a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.
     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States Government prime contracts or subcontracts, they are secured by a lien in favor of the Government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 4 and 5 to the Consolidated Financial Statements, on pages 25, 26 and 27 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and hereinafter referred to as the "Registrant's Annual Report".) In the case of most valve products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures sponsored by the Corporation amounted to approximately $997,000 in 1996 as compared to about $1,180,000 in 1995 and $1,196,000 in 1994. During 1996, Curtiss-Wright spent an additional $ 15,248,000 for customer-sponsored development work. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications which have been obtained or filed over a period of years. The Corporation does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in the material in Note 11 to the Consolidated Financial Statements which appears on page 30 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
---------
     At the end of 1996, the Corporation had approximately 1,700 employees. Most production employees are represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
-----------------------------

     The industry segment information is described in the material in Note 15 to the Consolidated Financial Statements, which appears on Pages 32 and 33 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Corporation has been derived from European operations of MIC. The Corporation does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

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

Brampton,        87,000             Owned        Shot-peening and peen-forming
Ontario,         sq. ft. on                      operations (Aerospace &
Canada           8 acres                         Marine segment).

East             195,000            Owned(4)     Manufacture of valves
Farmingdale,     sq. ft. on                      (Aerospace & Marine
New York         11 acres                        and Industrial segments).

Shelby,          121,000            Owned(5)     Manufacture and overhaul of
North Carolina   sq. ft. on                      actuation and control systems
                 29 acres.                       (Aerospace & Marine segment).

Miami, Florida   65,000             Leased       Overhaul of aircraft components
                 sq. ft. on                      (Aerospace & Marine segment).
                 2.6 acres.

Columbus,        75,000             Owned        Heat-treating
Ohio             sq. ft. on                      (Industrial segment).
                 9 acres

Deeside,         81,000             Owned        Shot-peening  and peen-forming
Wales            sq. ft. on                      (Aerospace & Marine segment).
United Kingdom   2.2 acres

(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

(2)     Approximately   2,230,000   square   feet  are   leased  to  others  and
        approximately another 92,000 square feet are vacant and available for lease.

(3)      Approximately 247,000 square feet are leased to other parties.

(4) Title to approximately six acres of land and the building located thereon is held by the Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond.

(5) The Corporation's facility in Shelby, North Carolina was expanded in 1996 because of new contractual awards and increases in commercial overhaul activities.

     In addition to the properties listed above, MIC (Aerospace & Marine and Industrial segments) leases an aggregate of approximately 304,000 square feet of space at nineteen different locations in the United States and England and owns buildings encompassing about 294,000 square feet in fifteen different locations in the United States, France, Germany, Belgium and England. Curtiss-Wright Flight Systems, Inc. leases a 25,000 square foot building in Lattimore, North Carolina for warehouse purposes. Curtiss-Wright Flight Systems Europe A/S, an 80% owned subsidiary, leases 8,000 square feet of space in Karup, Denmark. The Corporation leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.
     It is the Corporation's opinion that the buildings on the properties referred to in this Item generally are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them by the Corporation. No examination of titles to properties owned by the Corporation has been made for the purposes of this Form 10-K Report.

     The following undeveloped tracts, owned by the Registrant, are not attributable to a particular industry segment and are being held for sale:
Hardwick Township, New Jersey, 678 acres; Fairfield, New Jersey, 12.3 acres subdivided from the Fairfield facility's property; Perico Island, Florida, 158 acres, the bulk of which is below water; and Nantucket, Massachusetts, 33 acres. A portion of the Perico Island property, and all of the Nantucket parcel, are covered by contracts for their sale. The Registrant owns approximately 7.4 acres of land in Lyndhurst, New Jersey which is leased, on a long-term basis, to the owner of the commercial building located on the land.

Item 3. Legal Proceedings.
--------------------------
         In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits and contingent liabilities. The Corporation does not believe that disposition of any of these matters will have a material adverse effect on the Corporation's consolidated financial position or results of operations. Item 4. Submission of Matters to a

Vote of Security Holders.
-------------------------
     Not applicable.

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

Name                Principal Occupation
                    and Employment                                          Age

David Lasky         Chairman (since May 1995) and President (since May 1993);
                    previously Senior Vice President, General Counsel and
                    Secretary.                                               64

Robert E. Mutch     Executive Vice President; President of Curtiss-Wright
                    Flight Systems, Inc., a wholly-owned subsidiary.         52

Gerald Nachman      Executive Vice President; President of Metal Improvement
                    Company, Inc., a wholly-owned subsidiary.                67

George J. Yohrling  Vice President; Senior Vice President since July 1996 of
                    Curtiss-Wright Flight Systems, Inc., a wholly-owned subsidiary; previously Vice President and General Manager of Curtiss-Wright Flight Systems/Shelby, Inc., then a
                    wholly owned subsidiary.                                 56

Martin A. Benante   Vice President (since April 1996); President (since March
                    1995) of Curtiss-Wright Flow Control Corporation
                    ("CWFC") a wholly owned subsidiary; previously Vice
                    President/General Manager of CWFC.                       44

Robert A. Bosi      Vice President-Finance (since January 1993); previously
                    Treasurer.                                               41

Dana M. Taylor, Jr. Secretary, General Counsel (since May 1993); Assistant
                    General Counsel (July 1992 to May 1993); previously
                    Senior Attorney.                                         64

Gary J. Benschip    Treasurer (since January 1993); previously Assistant
                    Treasurer.                                               49

Kenneth P. Slezak   Controller (since July, 1990).                           45

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

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Stock
           and Related Stockholder Matters.
---------------------------------------------

     See the information contained in the Registrant's Annual Report on page 35 under the captions "Common Stock Price Range," "Dividends," and "Stock Exchange Listing" which informa tion is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of Registrant was 4,500 as of March 14, 1997.

Item 6.  Selected Financial Data.
---------------------------------
     See the information contained in the Registrant's Annual Report on page 34 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
----------------------------------------------------------
     See the information contained in the Registrant's Annual Report at pages 16 through 19, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
     The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

     Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994, page 21.

     Consolidated Balance Sheets at December 31, 1996 and 1995, page 22.

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994, page 23.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994, page 24.

     Notes to Consolidated Financial Statements, pages 25 through 33, inclusive, and Quarterly Results of Operations on page 34 .

     Report of Independent Accountants for the three years ended December 31, 1996, 1995 and 1994, page 20.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
------------------------------------------------
     Not applicable.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
             of the Registrant.
------------------------------------------
     Information required in connection with directors and executive officers is set forth under the title "Executive Officers of the Registrant," in Part I hereof, at pages 12 and 13, and under the caption "Election of Directors," in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 11. Executive Compensation.
--------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

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

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement
             Schedules and Reports on Form 8-K.
-----------------------------------------------

(a)(1)   Financial Statements:

         The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994.

         (ii)  Consolidated Balance Sheets at December 31, 1996 and 1995.

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

         (v)   Notes to Consolidated Financial Statements.

         (vi) Report of Independent Accountants for the years ended December 31, 1996, 1995 and 1994.

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

              (3)(ii)  By-Laws as amended through January 30, 1997

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

              (4)(ii) Revolving Credit Agreement dated October 29, 1991 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A. Article I Definitions, Section
                       1.01 Certain Definitions; Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30, 1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                       1993). Third Amendment to Credit Agreement dated as of October 29, 1994 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Fourth Amendment to Credit Agreement dated as of October 29, 1996.

              (4)(iii) Short-Term  Credit  Agreement dated as of October 29,
                       1994 among Curtiss- Wright Corporation, as Borrower, the Lenders Parties and Mellon Bank, N.A., as Agent (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). First Amendment to Short Term Credit Agreement dated as of October 26, 1996.

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

              (vii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996).

         (13) Annual Report to Stockholders for the year ended December 31,
              1996.

         (21) Subsidiaries of the Registrant.

         (23) Consents of Experts and Counsel - see Consent of Independent Accountants.

         (27) Financial Data Schedule.

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the three months ended December 31, 1996.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CURTISS-WRIGHT CORPORATION
                                            (Registrant)

                                       By:  /s/ David Lasky
                                                David Lasky
                                                Chairman and President

Date:  March 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 14, 1997                  By:   /s/ Robert A. Bosi
                                                 Robert A. Bosi
                                                 Vice President - Finance

Date:  March 14, 1997                  By:   /s/ Kenneth P. Slezak
                                                 Kenneth P. Slezak
                                                 Controller

Date:  March 11, 1997                  By:   /s/ Thomas R. Berner
                                                 Thomas R. Berner
                                                 Director

Date:  March 11, 1997                  By:   /s/ James B. Busey
                                                 James B. Busey IV
                                                 Director

Date:  March 14, 1997                  By:   /s/ David Lasky
                                                 David Lasky
                                                 Director

Date:  March 14, 1997                  By:   /s/ William B. Mitchell
                                                 William B. Mitchell
                                                 Director

Date:  March 13, 1997                  By:   /s/ John R. Myers
                                                 John R. Myers
                                                 Director

Date:  March 11, 1997                  By:   /s/ William W. Sihler
                                                 William W. Sihler
                                                 Director

Date:  March   , 1997                  By:
                                                 J. McLain Stewart
                                                 Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



Our audits of the consolidated financial statements referred to in our report dated January 30, 1997 appearing on page 20 of the 1996 Curtiss-Wright Corporation Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








/s/ Price Waterhouse LLP

PRICE WATERHOUSE  LLP
Morristown, New Jersey
January 30, 1997

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)



                                                                               Additions
                                                                              Charged to
                                              Balance at      Charged to         Other                            Balance at
                                              Beginning       Costs and        Accounts -       Deductions -         End of
Description                                    of Period       Expenses         Describe          Describe           Period

Deducted from assets to which they apply:

  Reserves for doubtful accounts and notes:

    Year-ended December 31, 1996                 $   760           $506           $    300(A)      $    9        $1,557
                                                 =======           ====           ========         ======        ======


    Year-ended December 31, 1995                 $   694           $ 93                            $    27         $ 760
                                                 =======           ====                            =======         =====


    Year-ended December 31, 1994                 $   893           $ 32                            $   231(C)      $ 694
                                                 =======           ====                            =======         =====


 Deferred tax asset valuation allowance:


    Year-ended December 31, 1996                 $1,094            $171                             $  289(D)     $1,212
                                                 ======            ====                             ======        ======


    Year-ended December 31, 1995                 $5,460            $ 52          $(3,058)(B)        $1,360(D)     $1,094
                                                 ======            ====          =======            ======        ======


    Year-ended December 31, 1994                 $5,861            $193                            $   594(D)     $5,460
                                                 ======            ====                            =======        ======





Notes:

(A)  Acquired from the purchase of Accessory Services business.

(B)  Expiration of available capital-loss carryforwards.

(C)  Write off of bad debts.

(D)  Utilization of tax benefits under capital-loss carryforward.

                                  EXHIBIT INDEX
                                  -------------
                        The following is an index of the
                       exhibits included in this report or
                        incorporated herein by reference.


Exhibit                           Name                                     Page
No.

(3)(i)    Restated Certificate of Incorporation, as amended May 8, 1987       *
          (incorporated by reference to Exhibit 3(a) to Registrant's Form
          10-Q Report for the quarter ended June 30, 1987).

(3)(ii)   By-Laws as amended through January 30, 1997.                       24

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

          Third Amendment to Credit  Agreement dated as of October 29,        *
          1994 (incorporated   by  reference  to  Exhibit  (4)(ii)  to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

          Fourth  Amendment to Credit  Agreement dated as of October 29,
          1996.                                                              54

(4)(iii)  Short-Term Credit Agreement dated as of October 29, 1994            *
          among Curtiss-Wright Corporation, as Borrower, the Lenders parties and Mellon Bank, N.A. (incorporated by reference to Exhibit
          (4)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

          First Amendment to Short Term Credit Agreement dated as of
          October 26, 1996.                                                  61

(10)(i)** Modified Incentive Compensation Plan, as amended November 9,        *
          1989 (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended September
          30, 1989).

(10)(ii)**Curtiss-Wright Corporation 1995 Long-Term Incentive Plan            *
          (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995).

(10)(iii)**Standard Severance Agreement with Officers of Curtiss-Wright       *
           (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

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

(10(vii)** Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee        *
           Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181 filed June 19, 1996).

(13)       Annual Report to Stockholders for the year ended December 31,
           1996 (only those portions expressly incorporated herein by
           reference in this document are deemed "filed.")                   67

(21)       Subsidiaries of the Registrant                                   107

(23)       Consents of Experts and Counsel - see Consent of Independent
           Accountants                                                      108

(27)       Financial Data Schedule                                          109
------------------------
         *  Incorporated by reference as noted.
         ** Management contract or compensatory plan or arrangement.