Form 10-Q
period 1997-03-31
CURTISS WRIGHT CORP
filed 1997-05-15
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Common Stock, par value $1.00 per share:  5,085,420 shares (as of April 30,
1997)

                   CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Consolidated Balance Sheets                                  3

         Consolidated Statements of Earnings                          4

         Consolidated Statements of Cash Flows                        5

         Consolidated Statements of Stockholders' Equity              6

         Notes to Consolidated Financial Statements                 7 - 9

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10 - 12

Forward-Looking Statements                                            13

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders          14

Item 6 - Exhibits and Reports on Form 8-K                             15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                             March 31,           December 31,
                                               1997                  1996

Assets:

  Cash and cash equivalents                $    6,142             $    6,317
  Short-term investments                       49,002                 55,674
  Receivables, net                             43,922                 37,708
  Deferred tax asset                            9,153                  8,769
  Inventories                                  48,932                 46,987
  Other current assets                          2,392                  2,378
                                             ---------              ---------
        Total current assets                  159,543                157,833
                                             ---------              ---------
  Property, plant and equipment, at cost      214,550                210,230
 Less, accumulated depreciation               147,995                146,268
                                             ---------              ---------
      Property, plant and equipment, net       66,555                 63,962
  Prepaid pension costs                        35,891                 35,016
  Other assets                                 10,261                 10,353
                                            ---------             ----------
        Total assets                         $272,250               $267,164
                                             ========               ========

Liabilities:

  Accounts payable and accrued expenses      $ 23,982               $ 25,206
  Dividends payable                             1,270
  Income taxes payable                          5,029                  3,189
  Other current liabilities                    15,029                 14,021
                                           ----------             ----------
      Total current liabilities                45,310                 42,416
                                            ---------             ----------
  Long-term debt                               10,347                 10,347
  Deferred income taxes                         9,031                  8,686
  Accrued postretirement benefit costs         10,302                 10,302
  Other liabilities                            11,767                 12,050
                                            ----------             ----------
      Total liabilities                        86,757                 83,801
                                            ----------             ----------
Stockholders' equity:
  Common stock, $1 par value                   10,000                 10,000
  Capital surplus                              57,071                 57,127
  Retained earnings                           303,425                299,740
  Unearned portion of restricted stock           (545)                  (608)
  Equity adjustments from foreign currency
      translation                              (3,240)                (1,506)
                                             ---------             ----------
                                              366,711                364,753
        Less, cost of treasury stock          181,218                181,390
                                             ---------              ---------
    Total stockholders' equity                185,493                183,363
                                             ---------              ---------
    Total liabilities and
      stockholders' equity                   $272,250               $267,164
                                             ========               ========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                    Three Months Ended
                                                        March 31,
                                                 1997                1996(1)
                                                 ----                ----

Net sales                                     $53,148                $36,316
Cost of sales                                  36,504                 24,073
                                             --------               --------

Gross margin                                   16,644                 12,243
Research and development costs                    598                    169
Selling expense                                 1,456                  1,618
General and Administrative                      8,360                  5,927
                                             ---------              ---------

Operating income                                6,230                  4,529

Investment income, net                            638                    428
Rental income, net                                940                    447
Other income (expense), net                      (107)                  (264)
Interest expense                                   73                     97
                                           -----------            -----------

Earnings before tax                             7,628                  5,043
Provision for tax                               2,673                  1,728
                                             ---------              ---------

Net earnings                                 $  4,955               $  3,315
                                             ========               ========

Weighted average shares outstanding             5,085                  5,078
                                                =====                  =====

Earnings per common share                       $0.97                  $0.65
                                                =====                  =====

Dividends per common share                      $0.25                  $0.25
                                                =====                  =====




(1) Prior year information has been restated to conform to current presentation.

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                        Three Months Ended
                                                             March 31

                                                     1997             1996
                                                     ----             ----
Cash flows from operating activities:

Net earnings                                      $  4,955         $  3,315
                                                  --------         --------
Adjustments to reconcile net earnings to net cash provided by operating activities:

  Depreciation and amortization                      2,455            2,206
  Net gains on short-term investments                 (211)            (227)
  (Increase) decrease in deferred taxes                (39)             192
  Changes in operating assets and liabilities:
    Proceeds from sales of trading securities       67,641           77,392
    Purchases of trading securities                (60,425)         (77,797)
    Increase in receivables                         (4,718)            (764)
    Increase in inventory                             (809)          (3,237)
    Decrease in progress payments                   (2,632)          (1,463)
    Increase (decease) in accounts payable
     and accrued expenses                           (1,224)             156
    Increase in income taxes payable                 1,840            1,388
  Increase in other assets                            (797)            (907)
  Increase (decrease) in other liabilities             392           (1,047)
  Other, net                                        (1,467)              17
                                                  ---------          -------
  Total adjustments                                      6           (4,091)
                                                  ---------          -------

  Net cash provided (used) by operating
   activities                                        4,961             (776)
                                                  ---------          --------

Cash flows from investing activities:

  Proceeds from sales of real estate and equipment       6               75
  Additions to property, plant and equipment        (5,142)          (2,266)
                                                  ---------         --------

  Net cash used by investing activities             (5,136)          (2,191)
                                                  ---------         --------
Cash flows from financing activities:

  Principal payments on long-term debt                   -                -
                                                  ----------        --------

  Net cash used by financing activities                  -                -
                                                  ----------        --------

Net increase (decrease) in cash and cash
 equivalents                                           (175)         (2,967)
Cash and cash equivalents at beginning of period      6,317           8,865
                                                   ---------        --------

Cash and cash equivalents at end of period         $  6,142         $ 5,898
                                                   ========         ========

                 See notes to consolidated financial statements.



                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)



                                                                              Equity
                                                                              Unearned         Adjustments
                                                                              Portion of       from Foreign
                                     Common      Capital       Retained       Restricted       Currency          Treasury
                                     Stock       Surplus       Earnings       Stock Awards     Translation       Stock

December 31, 1995                   $10,000      $57,141       $288,710       $(780)         $(1,330)            $181,562

Net earnings                                                     16,109
Common dividends                                                 (5,079)
Stock awards issued                                   10                        (93)                                 (83)
Stock options exercised                              (24)                                                            (89)
Amortization of earnings portion
of restricted stock                                                             265
Translation adjustments, net                                                                   (176)
                                    -------       ------        -------      ------          -------            -------
December 31, 1996                    10,000       57,127        299,740       (608)          (1,506)             181,390

Net earnings                                                      4,955
Common dividends                                                 (1,270)
Stock options exercised                              (56)                                                           (172)
Amortization of earned portion
 of restricted stock                                                            63
Translation adjustment, net                                                                   (1,736)
                                     -------      -------      --------      ------          -------           ---------
March 31, 1997                       $10,000      $57,071      $303,425      $(545)          $(3,240)           $181,218
                                     =======      =======      ========      ======          ========          =========




                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright Corporation (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, metal working and fire & rescue industries. Operations are conducted principally by three wholly-owned subsidiaries:
         Curtiss-Wright Flight Systems, Inc., Metal Improvement Company, Inc. and Curtiss-Wright Flow Control Corporation. The group's principal operations include three domestic manufacturing facilities, thirty-three Metal Improvement service facilities located in North America and Europe, and two component overhaul facilities located in Florida and Denmark.

         The information furnished in this report has been prepared in conformity with generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

2.       RECEIVABLES

         Receivables, at March 31, 1997 and December 31, 1996, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                        (In thousands)
                                                 March 31,        December 31,
                                                    1997                1996
                                                 -----------     -----------

         Accounts receivable, billed             $43,990             $37,253
             Less: progress payments applied       5,798               5,701
                                                 --------           ---------
                                                  38,192              31,552
                                                 --------            --------
         Unbilled charges on long-term
            contracts                             17,408              19,761
              Less: progress payments applied     10,455              12,048
                                                --------            --------
                                                   6,953               7,713
                                                 --------           ---------
         Allowance for doubtful accounts          (1,223)             (1,557)
                                                 --------           ---------
         Receivables, net                         $43,922             $37,708
                                                  =======             =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (UNAUDITED)

3. INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 1997 and December 31, 1996 is as follows:

                                                      (In thousands)
                                               March 31,        December 31,
                                                 1997             1996
                                               ------------     -----------

         Raw materials                         $  4,437          $  4,653
         Work-in-process                         24,968            25,128
         Finished goods                          17,800            15,817
         Inventoried costs related to U.S.
            Government and other long-term
             contracts                            5,509             6,307
                                              ---------          ---------
         Total inventories                       52,714            51,905
            Less: progress payments applied,
             principally related to long-term
             contracts                            3,782             4,918
                                               ---------         ---------
         Net inventories                        $48,932           $46,987
                                               =========         =========

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   (UNAUDITED)

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

6.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). This statement simplifies the standards for computing earnings per share ("EPS"), making them comparable to international EPS standards and amends certain disclosure requirements regarding EPS. The Corporation plans to adopt this statement for interim and annual periods ending after December 15, 1997 which is the statement's effective date. The statement is not expected to have a material impact on the Corporation.

                                 PART I - ITEM 2

                   CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Curtiss-Wright Corporation posted a 46% increase in sales and a 49% increase in net earnings for the first quarter of 1997, as compared with the same period of 1996. The increases primarily reflect improved performance by the business segments during the first quarter of 1997, particularly in the Aerospace & Marine businesses. Operating income from the Corporation's business segments totaled $7.4 million for the first quarter of 1997, a 38% increase over the $5.4 million earned in the first quarter of 1996.

     Overall, net earnings for the Corporation totaled $5.0 million, or $.97 per share, for the first quarter of 1997, as compared with $3.3 million or $.65 per share, for the first quarter of 1996. Sales for the 1997 period were $53.1 million, compared with $36.3 million for the prior year quarter. New orders received in the first quarter of 1997 totaled $45.6 million, a 20% increase over orders of $38.2 million for the first quarter of 1996.

SEGMENT PERFORMANCE
     The Corporation's Aerospace & Marine segment posted sales of $37.1 million for the first quarter of 1997, a 75% increase over sales reported in the same 1996 period. Operating income also showed a substantial improvement, totaling $4.1 million for the 1997 period compared with $2.1 million for the prior year first quarter. Improvements in sales for the 1997 period are largely due to the contributions from our Miami, Florida overhaul and repair facility acquired in May 1996, work performed on Boeing production contracts received in 1995 and 1996 and the general ramp-up of production on mature programs to meet Boeing's needs.

     Sales of overhaul and repair services continue to show substantial growth from our established facilities in Shelby, North Carolina and Karup, Denmark, and the addition of the Miami facility. Sales of overhaul services increased 170% in the first quarter of 1997 over like sales in the first quarter of 1996. In the aggregate, overhaul and repair services now provide 29% of the total Aerospace & Marine revenue. The Corporation shipped a higher level of actuation production products for the Boeing 737 Classic, 737-700, 747 and 767 aircraft in the first quarter of 1997, than in the same period of 1996. Sales to Boeing are expected to more than double in the next few years as a result of increases in Boeing's production rates. The Corporation's metal- treating operations are also benefiting from increased production by both domestic and foreign aircraft manufacturers. Sales of aerospace metal-treating services worldwide improved 22% on a quarter-to-quarter basis, comparing 1997 with the prior year. The Aerospace & Marine segment also showed improvements in sales of military actuation products for the F-16 program, in support of Lockheed Martin's foreign military sales requirements, as well as increased sales of military valve products.

                   CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Operating income for the Aerospace & Marine segment rose despite the continuing engineering cost overruns on military development programs. As discussed in previous reports, the Corporation is proceeding with the testing phase of major military actuation and control development programs for the F-22, the V-22 Osprey and the F/A-18 E/F aircraft. During the remainder of 1997, the Corporation expects to substantially complete the testing phase of these programs.

     The Corporation's Industrial segment posted sales of $16.0 million for the first quarter of 1997, a 6% increase over sales for the same period of 1996. Operating income improved by 3% in the same comparable period. Increases in the Industrial segment's performance are primarily reflective of higher levels of metal-treating services, particularly within the construction and oil tool industries. Sales of compressor valve reeds also increased due to a new program in the refrigeration industry which started in the latter part of 1996. Slightly offsetting improvements in these product lines were lower sales and operating income for commercial valve products. During the first quarter of 1996, the Corporation had benefited from sales of valve products to two utilities in response to their emergency shutdown requirements.

NON-OPERATING REVENUES:
     Administrative expenses for the first quarters of 1997 and 1996 were reduced by accrued income generated from the Corporation's overfunded pension plan. Net pension income increased slightly, totaling $.9 million for the first quarter of 1997, compared with $.8 million for the first quarter of 1996.

     The Corporation recorded other non-operating net revenue totaling $1.5 million for the first quarter of 1997, compared with $.6 million for the first quarter of 1996. Net rental income improved $.5 million in the 1997 period as compared to the prior year quarter driven by an increase in occupancy at the Corporation's Wood-Ridge, New Jersey Business Complex and a non-recurrence of high maintenance costs at the complex due to the severe winter of 1996. Investment income also increased in the first quarter of 1997 over the first quarter of 1996. The Corporation's total other revenue also improved because of the absence in the 1997 quarter of losses recorded on fixed asset write-offs in the first quarter of 1996.


CHANGES IN FINANCIAL  CONDITION:
LIQUIDITY  AND CAPITAL  RESOURCES:

     The Corporation's working capital was $114.2 million at March 31, 1997, slightly below working capital at December 31, 1996 of $115.4 million. The ratio of current assets to current liabilities was 3.52 to 1 at March 31, 1997, compared with a current ratio of 3.72 to 1 at December 31, 1996. Cash, cash equivalents and short-term investments totaled $55.1 million in aggregate at March 31, 1996, declining from $62.0 million at the prior year end. Changes in working capital reflect a substantial increase in accounts receivable

                   CURTISS-WRIGHT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

from customers largely due to a 15% increase in sales for the first quarter of 1997, as compared with sales for the fourth quarter of 1996. Gross inventory also increased due to a high level of finished goods required to maintain our component overhaul and repair businesses. Partially offsetting the increase in working capital from higher receivables and inventory levels was an increase in income taxes payable at March 31, 1997, from December 31, 1996, and accrued dividends payable only at the former date.

     The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $7.8 million remains unused at March 31, 1997, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings during the first quarter of 1997 and no outstanding balances for borrowed funds under the agreement at March 31, 1997.

     During the first quarter of 1997, internally generated funds were adequate to meet capital expenditures of $5.1 million. Expenditures incurred during the first quarter were primarily for machinery and equipment at the Corporation's newly expanded Shelby, North Carolina facility and expenditures related to the opening of a metal- treating facility in Belgium. Projected funds from operating sources and the Corporation's short-term investments are expected to be more than adequate to cover the cost of planned domestic and foreign metal-treating expansion in 1997. Capital expenditures of approximately $15.2 million are anticipated for the balance of the year along with $3.7 million of anticipated expenditures connected with environmental remediation programs at the Corporation's Wood-Ridge, New Jersey Business Complex.

RECENTLY ISSUED ACCOUNTING STANDARDS
     As discussed in Note 6 to the Consolidated Financial Statements, the Corporation plans to adopt SFAS No. 128, "Earnings per Share", for interim and annual periods ending after December 15, 1997 as required by the statement. The adoption of SFAS No. 128 is not expected to have a material impact on the Corporation.

                           FORWARD-LOOKING INFORMATION

     Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied. Such statements in this report include those contained in (a) the Environmental Matters note to the Consolidated Financial Statements, (b) projections regarding sales in the Results of Operations portion of the Management Discussion and Analysis ("MD&A") section hereof and (c) information relating to future capital expenditures contained in the Changes in Financial Condition portion of the MD&A section hereof. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in the current order backlog; (ii) an economic downturn in the airline industry; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace that could affect the company's revenue and/or cost basis; (vi) changes in customer requirements and (vii) other factors that generally affect the business of aerospace and industrial companies.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 11, 1997, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, the retention of independent accounts for the Registrant, and the approval by the stockholders of an increase in the authorized number of the Registrant's common shares

         The vote received by the director nominees was as follows:

                                       For                  Withheld

         Thomas R. Berner           4,354,935                 8,336

         James B. Busey IV          4,355,837                 7,434

         David Lasky                4,356,223                 7,048

         William B. Mitchell        4,356,060                 7,211

         John R. Myers              4,355,960                 7,311

         William W. Sihler          4,355,935                 7,336

         J. McLain Stewart          4,354,911                 8,360

         The foregoing represent all of the Registrant's directors.

         There were no votes against or broker nonvotes.

         The stockholders approved the retention of Price Waterhouse LLP, independent accountants for the Registrant. The holders of 4,354,948 shares voted in favor; 2,118 voted against. There were no broker nonvotes.

         The final item voted on at the April 11, 1997 meeting was the proposed increase in the authorized number of the Registrant's common shares from 12,500,000 to 22,500,000. The stockholders approved the plan, the holders of 4,198,296 shares voting in favor and 154,362 voting against, there having been 10,613 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedules (Page 16)

         (b) Reports on Form 8-K

             The Registrant did not file any report on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undesigned thereunto duly authorized.

                                           CURTISS-WRIGHT CORPORATION
                                                    (Registrant)

                                             By:  /s Robert A. Bosi
                                                  Robert A. Bosi
                                                  Vice President - Finance

                                             By:  /s Kenneth P. Slezak
                                                  Kenneth P. Slezak
                                                  Controller

Dated: May 15, 1997