Form 10-Q
period 1997-06-30
CURTISS WRIGHT CORP
filed 1997-08-04
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Common Stock, par value $1.00 per share: 5,087,280 shares (as of July 31, 1997)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Consolidated Balance Sheets                                       3

         Consolidated Statements of Earnings                               4

         Consolidated Statements of Cash Flows                             5

         Consolidated Statements of Stockholders' Equity                   6

         Notes to Consolidated Financial Statements                      7 - 9

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10 - 14

Forward-Looking Statements                                                15


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                 16

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                  June 30,         December 31,
                                                   1997                1996
Assets:
  Cash and cash equivalents                    $    4,652            $    6,317
  Short-term investments                           58,263                55,674
  Receivables, net                                 46,223                37,708
  Deferred tax asset                                9,316                 8,769
  Inventories                                      46,395                46,987
  Other current assets                              1,942                 2,378
                                                ---------              ---------
        Total current assets                      166,791               157,833
                                                ---------              ---------
  Property, plant and equipment, at cost          214,902               210,230
 Less, accumulated depreciation                   150,081               146,268
                                                ---------              ---------
      Property, plant and equipment, net           64,821                63,962
  Prepaid pension costs                            36,736                35,016
  Other assets                                     10,156                10,353
                                                ---------              ---------
        Total assets                             $278,504              $267,164
                                                =========              =========

Liabilities:
  Accounts payable and accrued expenses          $ 24,953              $ 25,206
  Dividends payable                                 1,272
  Income taxes payable                              5,861                 3,189
  Other current liabilities                        14,253                14,021
                                                 --------              ---------
      Total current liabilities                    46,339                42,416
                                                 --------              ---------
  Long-term debt                                   10,347                10,347
  Deferred income taxes                             9,247                 8,686
  Other liabilities                                21,408                22,352
                                                 --------              ---------
      Total liabilities                            87,341                83,801
                                                 --------              ---------
Stockholders' equity:
  Common stock, $1 par value                       10,000                10,000
  Capital surplus                                  57,045                57,127
  Retained earnings                               309,202               299,740
  Unearned portion of restricted stock               (477)                 (608)
  Equity adjustments from foreign currency
    translation                                    (3,489)               (1,506)
                                               ----------              ---------
                                                  372,281               364,753
        Less, cost of treasury stock              181,118               181,390
                                                ---------              ---------
    Total stockholders' equity                    191,163               183,363
                                                ---------              ---------
    Total liabilities and stockholders' equity   $278,504              $267,164
                                                 ========              =========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)



                                  Six Months Ended         Three Months Ended
                                      June 30,                  June 30,
                               ----------------------      ------------------
                                   1997       1996(1)        1997        1996(1)
                                   ----       ----           ----        ----

Net sales                        $107,560     $79,559       $54,412     $43,243
Cost of sales                      71,791      53,162        35,287      29,089
                               ----------    --------      --------    --------
Gross margin                       35,769      26,397        19,125      14,154
Research and development costs        946         310           348         141
Selling expenses                    2,910       3,230         1,454       1,612
General and administrative         16,653      12,047         8,293       6,120
                               ----------    --------      --------     --------
Operating income                   15,260      10,810         9,030       6,281

Investment income, net              1,848       1,535         1,210       1,107
Rental income, net                  1,741       1,221           801         774
Other income (expense), net          (251)       (246)         (144)         18
Interest expense                      189         193           116          96
                               -----------    --------     ---------    --------

Earnings before taxes              18,409      13,127        10,781       8,084
Provision for taxes                 6,404       4,610         3,731       2,882
                               ----------    ---------     --------     --------

Net earnings                    $  12,005    $  8,517      $  7,050      $5,202
                               ==========    =========     ========     ========

Weighted average number of
   common shares outstanding        5,085       5,078         5,085       5,078
                                    =====       =====         =====      ======

Earnings per common share           $2.36       $1.68         $1.39       $1.02
                                    =====       =====         =====       =====

Dividends per common share          $0.50       $0.50         $0.25       $0.25
                                    =====       =====         =====       =====



(1) Prior year information has been restated to conform to current presentation.







                       See notes to consolidated financial
                                  statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                           Six Months Ended
                                                                June 30
                                                         1997           1996
Cash flows from operating activities:
  Net earnings                                         $12,005          $ 8,517
                                                       -------          -------
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                        4,948            4,472
    Net gains on short-term investments                 (1,070)            (316)
    Increase in deferred taxes                              14              573
    Changes in operating assets and liabilities:
      Proceeds from sales of trading securities        135,263          187,303
      Purchases of trading securities                 (136,621)        (169,810)
      Increase in receivables                           (4,636)          (1,382)
      Increase in inventory                             (1,603)          (4,060)
      Increase (decrease) in progress payments          (1,684)              73
      Increase (decease) in accounts payable
        and accrued expenses                              (253)           3,619
      Increase in income taxes payable                   2,672               80
      Increase in other assets                          (1,252)          (2,371)
      Decrease in other liabilities                       (873)          (1,503)
      Other, net                                        (1,411)            (637)
                                                      ---------        ---------
                 Total adjustments                      (6,506)          16,041
                                                      ---------        ---------
          Net cash provided by operating activities      5,499           24,558
                                                       --------        ---------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment         18              420
   Additions to property, plant and equipment           (5,911)          (5,187)
   Acquisition of Accessory Services business                           (16,390)
                                                       --------        ---------
          Net cash used by investing activities         (5,893)         (21,157)
                                                       --------        ---------
Cash flows from financing activities:
   Dividends paid                                       (1,271)          (2,539)
                                                       --------         --------
          Net cash used by financing activities         (1,271)          (2,539)
                                                       --------         --------
Net increase (decrease) in cash and cash
   equivalents                                          (1,665)             862
Cash and cash equivalents at beginning of period         6,317            8,865
                                                       -------          --------
Cash and cash equivalents at end of period             $ 4,652          $ 9,727
                                                       =======          ========



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




                                             CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (In thousands)

                                                                                                        Equity
                                                                                      Unearned          Adjustments
                                                                                      Portion of        from Foreign
                                             Common        Capital      Retained      Restricted        Currency           Treasury
                                             Stock         Surplus      Earnings      Stock Awards      Translation        Stock

December 31, 1995                            $10,000       $57,141      $288,710      $(780)            $(1,330)           $181,562
    Net earnings                                                          16,109
    Common dividends                                                      (5,079)
    Stock awards issued                                         10                      (93)                                    (83)
    Stock options exercised                                    (24)                                                             (89)
    Amortization of earnings portion
     of restricted stock                                                                265
    Translation adjustments, net                                                                           (176)
                                             -------       -------      --------      -----             --------           --------
December 31, 1996                             10,000        57,127       299,740       (608)             (1,506)            181,390

    Net earnings                                                          12,005
    Common dividends                                                      (2,543)
    Stock options exercised                                   (82)                                                             (272)
    Amortization of earned portion
        of restricted stock                                                             131
    Translation adjustment, net                                                                          (1,983)
                                             -------       -------      --------      ------            -------            ---------
June 30, 1997                                $10,000       $57,045      $309,202      $(477)            $(3,489)           $181,118
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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS of PRESENTATION

         Curtiss-Wright   Corporation  (the   "Corporation")  is  a  diversified
         multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, metal working and fire & rescue industries. Operations are conducted principally by three wholly-owned subsidiaries:
         Curtiss-Wright Flight Systems, Inc., Metal Improvement Company, Inc. and Curtiss-Wright Flow Control Corporation. The group's principal operations include three domestic manufacturing facilities, thirty-four Metal Improvement service facilities located in North America and Europe, and five component overhaul facilities.

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

2.       RECEIVABLES

         Receivables, at June 30, 1997 and December 31, 1996, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                        (In thousands)
                                                    June 30,        December 31,
                                                      1997              1996

         Accounts receivable, billed                $49,109             $37,253
             Less: progress payments applied          7,443               5,701
                                                   ---------            --------
                                                     41,666              31,552
                                                   ---------            --------
         Unbilled charges on long-term
            contracts                                12,693              19,761
              Less: progress payments applied         6,427              12,048
                                                    --------            --------
                                                      6,266               7,713
                                                   ---------           ---------
         Allowance for doubtful accounts             (1,709)             (1,557)
                                                   ---------           ---------
         Receivables, net                           $46,223             $37,708
                                                   =========           =========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


3.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 1997 and December 31, 1996 is as follows:

                                                        (In thousands)
                                                    June 30,        December 31,
                                                      1997             1996

         Raw materials                              $  5,042         $  4,653
         Work-in-process                              24,218           25,128
         Finished goods                               18,062           15,817
         Inventoried costs related to U.S.
            Government and other long-term
            contracts                                  6,186            6,307
                                                   ---------        ---------
         Total inventories                            53,508           51,905
            Less: progress payments applied,
                principally related to long-term
                contracts                              7,113            4,918
                                                   ---------        ---------
         Net inventories                             $46,395          $46,987
                                                   =========        =========

4.       ENVIRONMENTAL MATTERS

         The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable. Such amounts, if quantified, reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent today's values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

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

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

         Curtiss-Wright Corporation posted a 26% increase in sales and a 36% increase in consolidated net earnings for the second quarter of 1997, as compared with the second quarter of 1996. Net earnings of $7.0 million, or $1.39 per share for the 1997 period, represent the highest quarterly earnings per share amount achieved by the Corporation in seven years. In the aggregate, operating earnings totaled $9.0 million for the second quarter of 1997, a 44% increase over the same quarter of last year. Sales totaled $54.4 million for the second quarter of 1997 compared with sales of $43.2 million for the same prior year period. New orders received during the second quarter 1997 period also increased, totaling $53.4 million, compared with orders of $44.4 million received in the same period of 1996. Increases in sales, new orders and net earnings reflect the continued improvements generated by the Corporation's Aerospace & Marine segment, both in its traditional product lines and, to a lesser extent, as a result of its May 1996 acquisition of the Miami, Florida overhaul and repair facility.

         For the first six months of 1997 the Corporation posted consolidated net earnings of $12.0 million, or $2.36 per share, a 41% improvement as compared with net earnings of $8.5 million, or $1.68 per share, posted for the first six months of 1996. Sales for the six-month 1997 period were $107.6 million, 35% higher than sales of $79.6 million posted in the same six-month period of 1996. Operating income rose 41%, to $15.3 million for the first six months of 1997, compared with operating income of $10.8 million for the same 1996 period. New orders received in the first half of 1997 totaled $99.0 million, compared with new orders of $82.6 million received during the first half of 1996. At June 30, 1997, the Corporation's backlog of unshipped orders totaled $98.8 million, compared with a backlog of $109.5 million at June 30, 1996.

Segment Performance
         The Corporation's Aerospace & Marine segment posted substantially improved results for both the second quarter and first six months of 1997, when compared with those for the same periods of 1996. Sales increased 47% in the second quarter of 1997, to $40.4 million, from sales in the same quarter of the prior year, and totaled $77.6 million for the six-month 1997 period, 59% higher than the same six-month period of 1996. Operating income also increased substantially when comparing both the second quarter and first six months of 1997 with the same respective periods of 1996.

         The Corporation posted significant increases in sales of its commercial aerospace actuation systems when comparing the second quarter and first half of 1997 with the same respective periods of 1996. Sales increases in original equipment manufacturing (OEM) products are attributable to the high level of production being

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


generated for Boeing jetliners. New Boeing programs and increased build rates on traditional programs have contributed to a production sales growth of 149% over the same six-month period of 1996. Despite significant increases in sales associated with the new Boeing programs, operating income was partially impaired due to high initial manufacturing costs. Sales of military actuation products declined in the aggregate for the Corporation's three major development programs (F-22, the V-22 and the F/A-18 E/F aircraft) reflecting the conclusion of the design portion of these programs. Each of these development programs has achieved substantial levels of completion and further cost overruns should be limited. Declines in development programs were partially offset by increased sales in support of Lockheed Martin's foreign military F-16 program.

         Aerospace & Marine sales and operating income improvements are also reflective of a significantly high volume of work being done by our metal-treating businesses. Sales of metal-treating services to aerospace customers have increased worldwide when comparing 1997 results with the prior year.

         In addition, segment results for the second quarter and first six months of 1997 have benefited from full-period contributions from the May 1996 Miami facility acquisition, although only a relatively small portion of the improved earnings in this segment are attributable to that facility. In the aggregate, sales of overhaul and repair services, including those of the Miami facility, totaled $19.6 million and accounted for 25% of Aerospace & Marine segment sales for the first six months of 1997, compared with 18% for the same respective period of 1996.

         New Orders received by the Aerospace & Marine segment totaled $36.7 million for the second quarter and $66.2 million for the first six months of 1997, increases of 22% and 25%, respectively, from orders received in those same periods of 1996. The increases in new orders for both periods are primarily due to a higher volume of metal- treating services and orders resulting from the Miami operation.

         The Industrial segment posted slight declines in sales for both the second quarter and first six months of 1997, as compared to the same respective periods of 1996. Sales of industrial products totaled $14.0 million for the second quarter of 1997, 11% below sales posted in the same prior year period, while sales for the six-month 1997 period totaled $30.0 million, just 2% below the prior year. Operating income also declined slightly for both the second quarter and first six months of 1997 in comparison to results of the same 1996 periods. Declines in sales and operating income for the Industrial segment are attributed, in part, to a general softening of automotive and other markets serviced by our metal treating businesses. Sales of commercial valve products also declined for the second quarter and first six month periods of 1997, as compared with those same periods of 1996, due to a non-recurrence of the high level of field service and spare parts sales experienced in the 1996 periods. For the second quarter of 1997, sales and operating earnings of the Industrial segment benefited, in part, from

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


a new flapper valve program for the refrigeration industry which started in the latter part of 1996. New orders received by the Industrial segment in the second quarter of 1997 increased 16% over orders received in the second quarter of 1996 and improved 10% when comparing the first half of 1997 with the same prior year period. The Corporation received commercial nuclear valve orders from Korea totaling more than $3.0 million during the first half of 1997 and expects to receive additional orders totaling approximately $2.0 million during the third quarter of 1997.

Non-Operating Revenue and Costs
         The Corporation recorded other non-operating net revenue totaling $3.3 million for the first six months of 1997, compared with $2.5 million for the first six months of 1996. Non-operating net revenue totaled $1.9 million for the second quarter of both 1997 and 1996. For the six-month period of 1997, net rental income improved $.5 million, as compared to the prior year period, driven by an increase in occupancy at the Corporation's Wood-Ridge, New Jersey Business Complex and a non-recurrence of high maintenance costs at the complex due to the severe winter of 1996. Investment income increased slightly in the second quarter and first six month periods of 1997 over the same respective periods of 1996.

         While the dollar amount of a administrative expenses for the Corporation as a whole increased for the second quarter and first six month periods of 1997, as compared with those same respective periods of 1996, in the aggregate, such expenses have remained largely consistent as a percentage of sales for both the 1997 and 1996 periods. Impacting six-month 1997 administrative costs were increased charges for legal services provided in defense or pursuit of environmental and related claims, offset to an extent by higher accrued income generated from the Corporation's overfunded pension plan. Net pension income increased slightly, totaling $1.8 million for the first half of 1997, compared with $1.5 million for the first half of 1996.

Corporation Expansion
         The Corporation recently entered into an exclusive long-term requirements agreement to provide shot-peening services on aircraft engine parts for a major customer. In conjunction with the agreement, the Corporation is preparing to further expand its metal-treating operations later this year, after having already expanded its international operations by opening a facility in Belgium earlier this year. A second facility in Germany is scheduled to open in the third quarter of 1997. Domestic metal- treating capabilities are also being expanded by the opening of an additional facility in Kansas. This new facility, the third metal-treating facility in Kansas, is expected to be operational later this year. In addition, two other domestic metal-treating facilities are moving to larger quarters, having outgrown their current locations.

         The Corporation has also expanded its Accessory Services business to better service the global aerospace market. During the second quarter of 1997, the

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


Corporation received approval from the Singapore Trade and Development Board to open an aerospace parts, distribution and sales center in Singapore. This represents the fifth facility utilized globally by the Corporation to service the aerospace overhaul and repair market. The establishment of the Singapore office follows the recent establishment of a sales office in London, England to aggressively pursue European opportunities for both OEM and overhaul business.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
         The Corporation's working capital was $120.5 million at June 30, 1997, a 4% increase from working capital at December 31, 1996 of $115.4 million. The ratio of current assets to current liabilities was 3.60 to 1 at June 30, 1997, compared with a current ratio of 3.72 to 1 at December 31, 1996. Cash, cash equivalents and short-term investments totaled $62.9 million in aggregate at June 30, 1996, a slight increase from $62.0 million at the prior year end.

         Changes in working capital primarily reflect an increase in accounts receivable caused by significantly higher sales levels. Gross inventory also increased due to a high level of finished goods maintained at our component overhaul and repair businesses but was offset by increased progress payments received under long-term government contracts. Partially offsetting the increase in working capital was an increase in income taxes payable at June 30, 1997, from December 31, 1996, and accrued dividends payable for the second quarter of 1997.

         The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $7.8 million remains unused at June 30, 1997, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings during the first half of 1997 and no outstanding balances for borrowed funds under the agreement at June 30, 1997.

         During the first six months of 1997, internally generated funds were adequate to meet capital expenditures of $5.9 million. Expenditures incurred during the first half of 1997 were primarily for machinery and equipment at the Corporation's newly expanded Shelby, North Carolina facility and expenditures related to the opening of a metal- treating facility in Belgium. Projected funds from operating sources and the Corporation's short-term investments are expected to be more than adequate in 1997 to cover the costs of anticipated capital expenditures, environmental remediation costs

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


and planned expansion. Capital expenditures of approximately $7.3 million are anticipated for the balance of the year along with $3.1 million of anticipated expenditures connected with environmental remediation programs at the Corporation's Wood-Ridge, New Jersey Business Complex.

Recently Issued Accounting Standards:
         As discussed in Note 6 to the Consolidated Financial Statements, the Corporation plans to adopt SFAS No. 128, "Earnings per Share," for interim and annual periods ending after December 15, 1997 as required by the statement. The adoption of SFAS No. 128 is not expected to have a material impact on the Corporation.

FORWARD-LOOKING STATEMENTS

         Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those which are expressed or implied. Such statements in this report include those contained in (a) the Environmental Matters note to the Consolidated Financial Statements, (b) projections regarding development costs and orders in the Results of Operations portion of the Management Discussion and Analysis ("MD&A") section hereof and (c) information relating to future capital expenditures contained in the Changes in Financial Condition portion of the MD&A section hereof. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) unanticipated environmental remediation expenses or claims; (ii) a reduction in anticipated orders; (iii) an economic downturn; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
(v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of aerospace and industrial companies.

                           PART II - OTHER INFORMATION


Item 6.           EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 10 - Material Contracts (Page 17)

                  Exhibit 27 - Financial Data Schedules (Page 20)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended June 30, 1997.


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

Dated: August 4, 1997