Form 10-Q
period 1997-09-30
CURTISS WRIGHT CORP
filed 1997-11-05
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Common Stock, par value $1.00 per share: 5,089,039 shares (as of October 24,
1997)

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

                        PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (In thousands)

                                             September 30,    December 31,
                                                1997             1996
Assets:
  Cash and cash equivalents                 $    5,879      $    6,317
  Short-term investments                        62,554          55,674
  Receivables, net                              43,765          37,708
  Deferred tax asset                             7,925           8,769
  Inventories                                   47,306          46,987
  Other current assets                           2,155           2,378
                                              --------        --------
        Total current assets                   169,584         157,833
                                              --------        --------
  Property, plant and equipment, at cost       217,290         210,230
  Less, accumulated depreciation               152,175         146,268
                                              --------        --------
      Property, plant and equipment, net        65,115          63,962
  Prepaid pension costs                         37,612          35,016
  Other assets                                   8,776          10,353
                                              --------        --------
        Total assets                          $281,087        $267,164
                                              ========        ========

Liabilities:
  Accounts payable and accrued expenses       $ 26,113      $  25,206
  Dividends payable                              1,272
  Income taxes payable                           3,832          3,189
  Other current liabilities                     10,442         14,021
                                              --------       --------
      Total current liabilities                 41,659         42,416
                                              --------       --------
  Long-term debt                                10,347         10,347
  Deferred income taxes                          8,556          8,686
  Other liabilities                             22,861         22,352
                                              --------       --------
      Total liabilities                         83,423         83,801
                                              --------       --------
Stockholders' equity:
  Common stock, $1 par value                    10,000         10,000
  Capital surplus                               57,032         57,127
  Retained earnings                            316,006        299,740
  Unearned portion of restricted stock            (385)          (608)
  Equity adjustments from foreign currency
      translation                               (3,902)        (1,506)
                                              --------       --------
                                               378,751        364,753
        Less, cost of treasury stock           181,087        181,390
                                              --------       --------
    Total stockholders' equity                 197,664        183,363
                                              --------       --------
        Total liabilities and stockholders'
           equity                             $281,087       $267,164
                                              ========       ========

                See notes to consolidated financial statements.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of EARNINGS
                                  (UNAUDITED)
                     (In thousands except per share data)



                                 Nine Months Ended       Three Months Ended
                                    September 30,            September 30,
                                    1997      1996(1)      1997       1996(1)

Net sales                        $160,237   $124,440      $52,677    $44,881
Cost of sales                     105,466     83,662       33,675     30,500
                                 --------   --------      -------    -------

Gross margin                       54,771     40,778       19,002     14,381
Research and development costs      1,441        564          495        254
Selling expenses                    4,333      4,663        1,423      1,433
General and administrative         25,217     19,435        8,564      7,388
                                 --------   --------      -------    -------

Operating income                   23,780     16,116        8,520      5,306

Investment income, net              2,488      2,348          640        813
Rental income, net                  2,195      2,119          454        898
Other income (expense), net         2,104       (270)       2,355        (24)
Interest expense                      307        284          118         91
                                 --------   --------      -------    --------

Earnings before taxes              30,260     20,029       11,851      6,902

Provision for taxes                10,179      7,068        3,775      2,458
                                 --------   --------      -------    -------

Net earnings                     $ 20,081   $ 12,961      $ 8,076    $ 4,444
                                 ========   ========      =======    =======

Weighted average number of
   common shares outstanding        5,085      5,079        5,085      5,078
                                    =====      =====        =====      =====

Earnings per common share           $3.95      $2.55        $1.59      $0.88
                                    =====      =====        =====      =====

Dividends per common share          $0.75      $0.75        $0.25      $0.25
                                    =====      =====        =====      =====



(1) Prior year information has been restated to conform to current presentation.




                See notes to consolidated financial statements.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS of CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)
                                                       Nine Months Ended
                                                         September 30,
                                                    ----------------------
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities:
  Net earnings                                       $20,081        $12,961
                                                     -------        -------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    7,124          6,690
      Net gains on short-term investments             (1,309)          (600)
      Net gains on sales of excess property           (2,008)
      Increase in deferred taxes                         714            609
      Changes in operating assets and liabilities:
        Proceeds from sales of trading securities    190,006        230,501
        Purchases of trading securities             (196,079)      (219,806)
        Increase in receivables                       (3,141)        (1,908)
        Increase in inventory                         (3,631)        (7,298)
        Increase in progress payments                    396          2,091
        Increase in accounts payable and
          accrued expenses                               907          6,312
        Increase (decrease) in income taxes payable      643           (238)
      Increase in other assets                        (2,421)        (2,727)
      Decrease in other liabilities                   (2,568)           (45)
      Other, net                                      (1,642)          (475)
                                                    ---------      ---------
           Total adjustments                         (13,009)        13,106
                                                    ---------      ---------
      Net cash provided by operating activities        7,072         26,067
                                                    ---------      ---------
Cash flows from investing activities:
  Proceeds from sales of real estate and equipment    3,493             464
  Additions to property, plant and equipment         (8,460)         (8,767)
  Acquisition of Accessory Services business                        (16,621)

      Net cash used by investing activities          (4,967)        (24,924)
                                                    ---------      ---------
Cash flows from financing activities:
  Dividends paid                                     (2,543)         (2,539)
                                                    ---------      ---------
      Net cash used by financing activities          (2,543)         (2,539)
                                                    ---------      ---------
Net decrease in cash and cash equivalents             ( 438)         (1,396)
Cash and cash equivalents at beginning of period      6,317           8,865
                                                    ---------      ---------
Cash and cash equivalents at end of period          $ 5,879         $ 7,469
                                                    ========       =========

                See notes to consolidated financial statements.



                        CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                      (In thousands)


                                                                                      Equity
                                                                       Unearned      Adjustments
                                                                       Portion of    from Foreign
                                   Common     Capital     Retained     Restricted    Currency       Treasury
                                   Stock      Surplus     Earnings     Stock Awards  Translation    Stock
December 31, 1995                  $10,000    $57,141     $288,710        $(780)      $(1,330)      $181,562

    Net earnings                                            16,109
    Common dividends                                        (5,079)
    Stock awards issued                            10                       (93)                         (83)
    Stock options exercised                       (24)                                                   (89)
    Amortization of earned portion
        of restricted stock                                                 265
    Translation adjustments, net                                                         (176)
                                   -------    -------     --------        ------      --------      ---------
December 31, 1996                   10,000     57,127      299,740         (608)       (1,506)       181,390

    Net earnings                                            20,081
    Common dividends                                        (3,815)
    Stock options exercised                       (95)                                                  (303)
    Amortization of earned portion
        of restricted stock                                                 223
    Translation adjustments, net                                                       (2,396)
                                   -------    -------     --------        ------      --------      ---------
September 30, 1997                 $10,000    $57,032     $316,006        $(385)      $(3,902)      $181,087
                                   =======    =======     ========        ======      ========      =========



                      See notes to consolidated financial statements.

                                          -6-

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                  NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    BASIS of PRESENTATION

      Curtiss-Wright Corporation (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, metal working and fire & rescue industries. Operations are conducted principally by three wholly-owned subsidiaries: Curtiss-Wright Flight Systems, Inc., Metal Improvement Company, Inc. and Curtiss-Wright Flow Control Corporation. The group's principal operations include three domestic manufacturing facilities, thirty-four Metal Improvement service facilities located in North America and Europe, and five component overhaul locations.

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

2.    RECEIVABLES

      Receivables, at September 30, 1997 and December 31, 1996, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                    (In thousands)
                                             September 30,    December 31,
                                                 1997             1996

      Accounts receivable, billed              $46,252         $37,253
          Less: progress payments applied        6,752           5,701
                                                39,500          31,552
                                              --------        --------
      Unbilled charges on long-term
         contracts                              14,168          19,761
           Less: progress payments applied       8,081          12,048
                                              --------        --------
                                                 6,087           7,713
                                              --------        --------
      Allowance for doubtful accounts           (1,822)         (1,557)
                                              --------        --------
      Receivables, net                         $43,765         $37,708
                                              ========        ========

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (UNAUDITED)


3.    INVENTORIES

      Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 1997 and December 31, 1996 is as follows:

                                                    (In thousands)
                                             September 30,    December 31,
                                              1997               1996

      Raw materials                          $ 4,992          $  4,653
      Work-in-process                         25,358            25,128
      Finished goods                          17,747            15,817
      Inventoried costs related to U.S.
         Government and other long-term
         contracts                             7,439             6,307
                                             -------           -------
      Total inventories                       55,536            51,905
         Less: progress payments applied,
             principally related to long-term
             contracts                         8,230             4,918
                                             -------           -------
      Net inventories                        $47,306           $46,987
                                             =======           =======

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

      The Corporation is joined with many other corporations and municipalities as potentially reponsible parties (PRPs) in a number of environmental cleanup sites, which include the Sharkey Landfill Superfund Site, Parsippany, N. J., Caldwell Trucking Company Superfund Site, Fairfield, N. J., and Pfohl Brothers Landfill Site, Cheektowaga, N. Y., identified to date as the most significant sites. Other environmental sites in which the Corporation is involved include but are not limited to Chemsol, Inc. Superfund Site, Piscataway, N. J., and PJP Landfill, Jersey City, N. J.

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

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

     Curtiss-Wright Corporation posted a 17% increase in sales and a 61% increase in its operating earnings for the third quarter of 1997, as compared with the third quarter of 1996. Operating earnings for the third quarter of 1997 totaled $8.5 million on sales of $52.7 million, compared with operating earnings of $5.3 million and sales of $44.9 million for the same prior year period. New orders received during the 1997 period also increased, totaling $53.6 million, an increase of 46% when compared with orders of $36.6 million received in the same period of 1996.

     Net earnings totaled $8.1 million, or $1.59 per share for the third quarter of 1997, including $2.0 million or $.39 per share from the sales of excess real estate. Net earnings for the third quarter of 1996 were $4.4 million or $.88 per share. Net earnings for the third quarter of 1997 exceeded those of the same period of 1996 by 82% and would have represented a 37% improvement without those property sales.

     For the first nine months of 1997 the Corporation's operating income rose 48% to $23.8 million, compared with operating income of $16.1 million for the same 1996 period. Overall, net earnings totaled $20.1 million or $3.95 per share, a 55% improvement over net earnings of $13.0 million or $2.55 per share, posted for the first nine months of 1996. Excluding gains generated by the third quarter 1997 property sales, net earnings of $18.1 million for the nine-month period were 39% above those of the same 1996 period, and represented the highest earnings for the first nine months in eight years. Sales for the first nine months of 1997 were $160.2 million, 29% higher than sales of $124.4 million posted in the same nine-month period of 1996. New orders received in the 1997 period totaled $152.7 million, compared with new orders of $119.2 million received during the same period of 1996.

Segment Performance
     The Corporation's Aerospace & Marine segment posted substantially improved results for both the third quarter and first nine months of 1997 when compared with those for the same respective periods of 1996. Sales increased 29% in the third quarter of 1997 to $38.1 million from sales in the same quarter of the prior year and totaled $115.6 million for the nine-month 1997 period, 48% higher than those for the same nine-month period of 1996. Operating income also increased substantially when comparing both the third quarter and first nine months of 1997 with the same respective periods of 1996.

     Sales and operating income improvements in the Aerospace & Marine segment are reflective of a high sales volume of metal-treating services. Sales of shot-peening, peen-forming and heat-treating services to aerospace customers have increased significantly when comparing 1997 results with those of the prior year. Operating income from such services also has increased significantly in the third quarter and first nine months of 1997.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

     Aerospace & Marine segment results for the third quarter and first nine months of 1997 have also benefited from increased contributions from our overhaul and repair businesses. Sales of overhaul services improved 39% and 78% for the third quarter and first nine-month periods of 1997, as compared with the same respective periods of 1996. Sales for the nine-month 1997 period reflect a full period of contributions from our Miami-based facility, acquired in May 1996. In the aggregate, sales of overhaul and repair services accounted for 31% of Aerospace & Marine segment sales for the first nine months of 1997, compared with 25% for the same period of 1996.

     The Corporation also posted significant increases in sales of its OEM commercial actuation systems when comparing the third quarter and first nine months of 1997 with the same respective periods of 1996. Sales increases in OEM products are attributable to the high level of production being generated for Boeing jetliners. New Boeing programs and increased build rates on traditional programs have contributed to a production sales growth of 124% in the 1997 nine-month period over the same period of 1996. Despite significant increases in sales associated with the new Boeing programs, operating income has been impaired as a result of additions to the work force and associated high levels of manufacturing variations. Operating income was further impaired by the timing and magnitude of production work in response to Boeing's aggressive ramp-up during the nine month 1997 period. Also reducing Aerospace & Marine operating income for the first nine months of 1997 were military development program cost overruns, most of which occurred earlier in the year.

     New orders received by the Aerospace & Marine segment in the third quarter of 1997 totaled $36.2 million, 67% above orders of $21.6 million received in the third quarter of 1996. New orders improved 37% when comparing the first nine months of 1997 with the same prior year period. Increases in new orders for both 1997 periods largely reflect the current high sales volumes generated by our overhaul and metal- treating service businesses. In addition, during the third quarter of 1997, the Corporation received an initial contract award, valued at $2.4 million, from Sino Swearingen Aircraft Company of San Antonio, Texas for trailing edge wing-flap drive systems for the new SJ30-2 Business Jet. The Corporation currently supplies flap drive systems for various commercial and military aircraft, and this is its first program providing such components to the business jet market.

     The Corporation's Industrial segment posted slight declines in sales for both the third quarter and first nine months of 1997, as compared to the same respective periods of 1996. Sales for industrial products totaled $14.6 million for the third quarter of 1997, 5% below sales of $15.4 million posted in the same prior year period, while sales totaling $44.6 million for the nine-month 1997 period are 3% below the $46.1 million for the first nine months of 1996. This slight decline in sales of the Industrial segment was attributed to a softening of selective industrial markets serviced by our metal-treating businesses. Sales in the commercial valve area also declined for the third quarter and first nine month periods of 1997, as compared with those same periods of 1996 because of the high level of field service and spare parts sales experienced in the 1996 periods but not realized in 1997. For the third quarter and first nine months of 1997, sales of the Industrial segment benefited in part from increased market acceptance of its new rescue tool products.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION and ANALYSIS of
           FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


     Despite declining sales, operating income of the Industrial segment improved slightly in the third quarter and first nine months of 1997 in comparison to results of the same 1996 periods. Operating income for the 1996 periods had been hampered by non-recurring costs associated with our metal-treating businesses.

     New orders received by the Industrial segment improved in both the third quarter and first nine-month periods of 1997 when compared with the same respective prior year periods. The Corporation has received commercial nuclear valve orders for Korean power plants totaling approximately $5.0 million during the first nine months of 1997.

Non-Operating Revenue and Costs
     The Corporation recorded non-operating net revenue totaling $3.4 million for the third quarter of 1997 compared with $1.7 million for the third quarter of 1996. Non- operating net revenue totaled $6.8 million for the first nine months of 1997 compared with $4.2 million for the first nine months of 1996. The significant increase in non-operating revenue for both 1997 periods was due to the sale by the Corporation of two parcels of land during the third quarter of 1997 for a combined price of approximately $3,450,000. The undeveloped land consisted of approximately 655 acres located in Hardwick Township, New Jersey and 33 acres located in Nantucket, Massachusetts. The Corporation recognized net earnings of $2,008,000 or $.39 per share, which reflects tax benefits from the application of a capital-loss carryforward to the gains realized on the sales.

     Administrative expenses for the Corporation as a whole increased for the third quarter and first nine month periods of 1997, as compared with those same respective periods of 1996. Impacting third quarter and nine-month 1997 administrative costs were significantly increased expenses for legal services provided in defense or pursuit of environmental and related claims. Partially offsetting these increased expenses was higher accrued non-cash income generated from the Corporation's overfunded pension plan. Net pension income increased slightly, totaling $2.6 million for the first nine months of 1997, compared with $2.3 million for the same period of 1996. In the aggregate, administrative expenses have remained largely consistent as a percentage of sales for both the 1997 and 1996 periods.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION and ANALYSIS of
           FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
     The Corporation's working capital was $127.9 million at September 30, 1997, a 9% increase from working capital at December 31, 1996 of $115.4 million. The ratio of current assets to current liabilities was 4.07 to 1 at September 30, 1997, compared with a current ratio of 3.72 to 1 at December 31, 1996. Cash, cash equivalents and short-term investments totaled $68.4 million in aggregate at September 30, 1997, a 10% increase from $62.0 million at the prior year end.

     Changes in working capital reflect a substantial increase in accounts receivable from customers primarily due to the increase in sales comparing the third quarter of 1997 to sales totals for the last quarter of 1996. Gross inventory also increased due to a high level of finished goods maintained at our component overhaul and repair businesses but was offset by increased progress payments received under long-term government contracts. Working capital was also improved through a reduction in the current portion of amounts held in reserve for the environmental remediation program at the Corporation's Wood-Ridge, New Jersey Business Complex as a result of the expenditure of $2.7 million on remediation efforts during the first nine months of 1997. Partially offsetting the increase in working capital was an increase in accounts payable and accrued expenses at September 30, 1997, from December 31, 1996, and accrued dividends payable for the third quarter of 1997.

     The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $10.8 million remains unused at September 30, 1997, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings during the first nine months of 1997 and no outstanding balances for borrowed funds under the agreement at September 30, 1997.

     During the first nine months of 1997, internally generated funds were adequate to meet capital expenditures of $8.5 million. Expenditures incurred during the first nine months of 1997 primarily related to expansion of the Corporation's metal-treating business, including newly established facilities in Belgium and Southern Germany. The Corporation has also made significant capital investments for machinery and equipment at its newly expanded Shelby, North Carolina facility. Projected funds from operating sources and the Corporation's short-term investments are expected to be more than adequate in 1997 to cover the costs of planned expansion. Capital expenditures of approximately $4.3 million are anticipated for the balance of the year along with $1.4 million of anticipated expenditures connected with environmental remediation programs at the Corporation's Wood-Ridge, New Jersey Business Complex.

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

FORWARD-LOOKING STATEMENTS

     Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those which are expressed or implied. Such statements in this report include those contained in (a) the Environmental Matters note to the Consolidated Financial Statements and (b) information relating to future capital expenditures contained in the Changes in Financial Condition portion of the MD&A section hereof. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (I) unanticipated environmental remediation expenses or claims; (ii) a reduction in anticipated orders; (iii) an economic downturn; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
(v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of aerospace, marine and industrial companies.

                          PART II - OTHER INFORMATION


Item 6EXHIBITS and REPORTS on FORM 8-K

      (a)   Exhibits

            Exhibit 27 - Financial Data Schedules (Page 17)

      (b)   Reports on Form 8-K

            The Registrant did not file any report on Form 8-K during the quarter ended September 30, 1997.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undesigned thereunto duly authorized.


                                          CURTISS-WRIGHT CORPORATION
                                                 (Registrant)



                                          By: /s Robert A. Bosi
                                                 Robert A. Bosi
                                             Vice President-Finance



                                          By: /s Kenneth P. Slezak
                                                 Kenneth P. Slezak
                                                    Controller

Dated: November 5, 1997