Form 10-K
period 1997-12-31
CURTISS WRIGHT CORP
filed 1998-03-24
CIK 26324

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to _____

Commission File Number 1-134

                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                                  13-0612970
-------------------------------              ---------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

1200 Wall Street West, Lyndhurst, N.J.                    07071
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (201) 896-8400
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
         Title of each class                          on which registered
----------------------------------------              --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes x No

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $191,255,645 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 23, 1998 of $38.44.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                   Number of Shares
        Class                                      Outstanding at March 23, 1998
------------------------------------               ----------------------------
Common Stock, par value $1 per share                     10,180,033

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.
--------
* Shares held by Unitrin, Inc. and Argonaut Group, Inc. have been excluded from the amount shown solely because of the definition of the term "affiliate" in the regulations promulgated pursuant to the Securities Exchange Act of 1934. Also, for purposes of this computation, all directors and executive officers of Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate. See material referred to under Item 12, below.

Introduction
------------
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Form 10-K Annual Report for the year 1997. References in the text to the "Corporation," "Company," "Curtiss-Wright" or the "Registrant" include Curtiss- Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise.

                                     PART I

Item 1.  Business.
------------------
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. The Company operates in two industry segments: Aerospace & Marine, and Industrial.

                           AEROSPACE & MARINE SEGMENT

Flight Control Actuation Systems
--------------------------------
     Flight control actuation systems and components are designed, developed and manufactured by the Corporation for the aerospace industry. Manufactured products offered consist of electro-mechanical and hydro-mechanical actuation components and systems which are designed to position aircraft control surfaces, or to operate canopies, landing gear or weapon bay doors or other devices. They include actuators and control systems for the Boeing 737, 747, 757, 767 and 777 jet airliners, the Lockheed Martin F-16 and Boeing (McDonnell Douglas) F/A-18 fighter planes, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. In 1997 production deliveries of trailing edge flap transmissions commenced for the new Boeing 757-300 aircraft. The Corporation also designs and manufactures wing flap actuators for business jets.

     The Corporation is a major supplier for the Lockheed Martin F-22 Raptor which has been described as the Air Force's future air superiority fighter. The lead edge flap actuator system completed the qualification test phase in 1997. The system's hardware qualification test phase is proceeding on the weapons bay door systems and lead edge flap drive set. Substantial production on this program is not expected for several years.

     The Company continues to work on a control system for the new Bell/Boeing tilt rotor V-22 aircraft. Qualification testing and initial hardware phase of an engineering and manufacturing development program was completed in 1997 and low level production has commenced.

     Engineering, manufacturing and development work is also proceeding for the FA-18E/F Lex Vent Drive System under a contract awarded in 1993, and low level production has commenced with full production currently scheduled to begin in 2000.

     The Corporation's manufactured products are sold in competition with a number of other systems suppliers, some of which have broader product lines and financial, technical, and human resources greater than those of the Company. Curtiss-Wright and these suppliers compete to have their systems selected to perform control and actuation functions on new aircraft. Competition is primarily on the basis of engineering capability, quality and price and has intensified because of relatively low production levels for military aircraft in recent years and a limited number of new production programs for both military and commercial aircraft. The Corporation has been successful in capturing programs for which it was not the original supplier, such as the actuators and transmissions for the Boeing 767 and 757 aircraft. The Company's products are marketed directly to customers by employees of the Corporation.

Component Overhaul & Repair
---------------------------
     Curtiss-Wright also provides commercial airlines, the military, and general aviation customers with component overhaul and repair services. The Corporation overhauls a variety of hydraulic, pneumatic, mechanical, electro-mechanical, electrical and electronic components found on Boeing (McDonnell Douglas), Lockheed Martin, Airbus and other aircraft. From its facility in Karup, Denmark, the Company provides overhaul and repair services, spare parts and components to the European and North African markets. In 1997 an overhaul services, marketing and distribution center was established in Singapore.

     Overhaul services are sold in competition with a number of other overhaul and repair providers. Competition in the overhaul business is based upon quality, delivery and price. Marketing is accomplished through sales representatives and by direct sales. The overhaul business is not dependent upon any single customer.

Metal Treatment
---------------
     Curtiss-Wright also performs shot-peening and peen-forming operations for aerospace manufacturers and their suppliers. Shot peening is a physical process used primarily to increase fatigue life in metal parts. The Corporation provides shot-peening services to jet engine manufacturers, landing gear suppliers and many other aerospace manufacturers. Peen forming is a process used to form curvatures in panel shape metal parts to very close tolerances. These panels are then assembled to form the "wing skins" for many commercial, military and executive aircraft in service today. Currently, the Company is peen-forming "wing skins" for Airbus and Boeing (McDonnell Douglas) commercial aircraft.

     Marketing is accomplished through direct sales. While Curtiss-Wright competes with a great many firms and often deals with customers which have the resources to perform for themselves the same services as are provided by the Corporation, the Company considers that its greater technical expertise and superior quality provide it with a competitive advantage.

Valves
------
     The Corporation designs, manufactures and refurbishes highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. The ultimate customer for its valves for the marine industry is the U.S. Navy, which uses them in nuclear propulsion systems. Curtiss-Wright also supplies actuators and controllers for valves of its own manufacture as well as for valves manufactured by others. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U.S. Navy is characterized by long lead times from order placement to delivery. The Company's customers are sophisticated and demanding. Despite a declining market, the Corporation has been able to increase its market share and to maintain its sales volume. Price, as well as performance, quality, technology and delivery are the principal areas of competition.

     The Aerospace and Marine segment had one customer (Boeing for commercial transport aircraft) which accounted for 20% and one customer (Westinghouse Electric Company, division of CBS Corporation, for United States Navy end use) which accounted for 11% of total sales in 1997, but no customer which provided more than 10% of total sales in 1996 or 1995. The Corporation believes that this segment would be materially affected by the loss of any one of these important customers. A substantial portion of this segment's sales are also made to Lockheed Martin Corporation for F-22 engineering and design work and for F-16 actuators. The possibility of future reductions on military programs due to reduced spending continues to exist. U.S. Government direct and end use sales of this segment in 1997, 1996 and 1995 were $42.4, $37.4 and $38.0 million, respectively.

     The backlog of the Aerospace & Marine segment as of January 31, 1998 was $141.7 million as compared with $102.1 million as of January 31, 1997. Of the January 31, 1998 amount, approximately 61% is expected to be shipped during 1998. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

                               INDUSTRIAL SEGMENT

Metal Treatment
---------------
     Curtiss-Wright is engaged in the business of performing shot peening and heat treating for a broad spectrum of industrial customers, principally in the automotive, agricultural equipment, construction equipment and oil and gas industries. Heat treating is a metallurgical process used primarily to harden metals in order to provide increased durability and service life. Marketing and sales activity are done on a direct sales basis. Operations are conducted in facilities in the United States, Canada, England, France, Germany and Belgium. Although numerous companies compete in the shot-peening field, and many customers for shot-peening services have the resources to perform such services themselves, Curtiss-Wright believes that its greater technical know-how provides it with a competitive advantage. The Company experiences substantial competition from other companies in heat-treating metal components. The Corporation also competes on the basis of quality, service, price and delivery.

Valves
------
     The Company designs, manufactures and refurbishes highly engineered valves of various types and sizes for commercial markets, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases, and to provide safe relief in the event of system overpressure in new and existing commercial nuclear and fossil fuel power plants and in facilities for process steam regeneration in the paper industry. It also supplies actuators and controllers for its own valves as well as for valves manufactured by others. The Corporation's packless-electronic-control valve is offered as a replacement item for competitors' commercial valves containing packing. The success of this valve is dependent upon the future application of stringent new Federal standards limiting air pollution from "fugitive" emissions from valves now widely in use.

     Curtiss-Wright is also engaged in the business of precision stamping and finishing of high strength steel reed valves used by various manufacturers of products such as refrigerators, air compressors, and small engines.

     The Corporation's products are sold to domestic and foreign end users. Foreign sales have been for use in nuclear power plant construction projects principally for Asian markets.

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

Rescue Systems
--------------
     The Company has designed and developed a commercial rescue tool using its power hinge aerospace technology which is being marketed under the name Power Hawk.(TM) Various accessories and related equipment were added to the product line in 1997. The primary use for this tool is the extrication of automobile accident victims.

     The business of the Industrial segment is not materially dependent upon any single source of supply. The Industrial segment did not have a single customer which accounted for 10% or more of total sales in 1997, 1996 and 1995. The backlog of this segment as of January 31, 1998 was $14.4 million as compared with $2.8 million as of January 31, 1997. Of the January 31, 1998 backlog, 47% is expected to be shipped in 1998. None of the business of this segment is seasonal. Raw materials, though not particularly significant to these operations, are available in adequate quantities.

                                OTHER INFORMATION

Government Sales
----------------
     In 1997, 1996 and 1995, direct sales to the United States Government and sales for United States Government end use aggregated 20%, 23% and 25%, respectively, of total sales for all segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.

     In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the Government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work done, consistent with regulations of the United States Government. Subcontracts for Navy nuclear valves usually provide that Curtiss-Wright must absorb most of any overrun of "target" costs. In the event that there is a cost underrun, however, the customer is to recoup a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.

     It is the policy of the Company to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States Government prime contracts or subcontracts, they are secured by a lien in favor of the Government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 4 and 5 to the Consolidated Financial Statements, on pages 25, 27 and 28 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and hereinafter referred to as the "Registrant's Annual Report".) In the case of most valve products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures sponsored by the Company amounted to $1,877,000 in 1997 as compared to $997,000 in 1996 and $1,180,000 in 1995.
During 1997, Curtiss-Wright spent an additional $12,403,000 for customer-sponsored development work as compared to $15,248,000 in 1996 and $17,362,000 in 1995. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications which have been obtained or filed over a period of years. Curtiss- Wright does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance by the Corporation with present legal requirements concerning protection of the environment is described in the material in Notes 1.H and 11 to the Consolidated Financial Statements which appear on pages 25 and 31 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
---------
     At the end of 1997 the Corporation had 1,884 employees, 297 of which were represented by labor unions and were covered by collective bargaining agreements.

Certain Financial Information
-----------------------------
     The industry segment information is described in the material in Note 15 to the Consolidated Financial Statements, which appears on pages 33 and 34 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Company has been derived from its European metal treatment operations. The Company does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2. Properties.
-------------------
         The principal physical properties of the Corporation and its subsidiaries are described below:

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

Brampton,       87,000             Owned          Metal treatment operations
Ontario,        sq. ft. on                        (Aerospace & Marine
Canada          8 acres                           and Industrial segments).

East            215,000            Owned(4)       Manufacture of valves
Farmingdale,    sq. ft. on                        (Aerospace & Marine
New York        11 acres                          and Industrial segments).

Shelby,         121,000            Owned          Manufacture and overhaul of
North Carolina  sq. ft. on                        actuation and control systems
                29 acres                          (Aerospace & Marine segment).

Miami, Florida  65,000             Leased         Overhaul of aircraft
                sq. ft. on                        components (Aerospace &
                2.6 acres.                        Marine segment).

Columbus,       75,000             Owned          Metal treatment operations
Ohio            sq. ft. on                        (Industrial segment).
                9 acres

Deeside,        81,000             Owned          Metal treatment operations
Wales           sq. ft. on                        (Aerospace & Marine
United Kingdom  2.2 acres                         segment).

(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

(2) Approximately 2,260,000 square feet are leased to others and approximately another 62,000 square feet are vacant and available for lease.

(3)      Approximately 247,000 square feet are leased to other parties.

(4) Title to approximately six acres of land and the building located thereon is held by the Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond.

     In addition to the properties listed above, the Corporation (Aerospace & Marine and Industrial segments) leases an aggregate of approximately 345,000 square feet of space at twenty-four different locations in the United States and England and owns buildings encompassing about 294,100 square feet in fourteen different locations in the United States, France, Germany, Belgium and England. It also leases a 25,000 square foot building in Lattimore, North Carolina for warehouse purposes; 1,150 square feet of space in Singapore for overhaul marketing purposes; and 8,000 square feet of space in Karup, Denmark for overhaul purposes.

     Curtiss-Wright leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.

     It is the Company's opinion that the buildings on the properties referred to in this Item generally are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them.

     The following undeveloped tracts, owned by the Company, are not attributable to a particular industry segment and are being held for sale:
Hardwick Township, New Jersey, 23 acres; Fairfield, New Jersey, 12.3 acres subdivided from the Fairfield facility's property and Perico Island, Florida, 112 acres, the bulk of which is below water. In 1997 excess property consisting of 655 acres of land in Hardwick Township, New Jersey, 33 acres of land in Nantucket, Massachusetts, and 46 acres of land in Perico Island, Florida were sold. The Corporation owns approximately 7.4 acres of land in Lyndhurst, New Jersey which is leased, on a long-term basis, to the owner of the commercial building located on the land.

Item 3. Legal Proceedings.
--------------------------
     In the ordinary course of business, the Corporation and its subsisidaires are subject to various pending claims, lawsuits and contingent liabilities. Curtiss-Wright does not believe that disposition of any of these matters will have a material effect on the Corporation's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     Not applicable

Executive Officers of the Registrant.
-------------------------------------
         The following table sets forth the names, ages, and principal occupations and employment of all executive officers of Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

                                                                         Page 13

                                Principal Occupation
Name                            and Employment                                                         Age
David Lasky                     Chairman (since May 1995) and President (since May                     65
                                1993); previously Senior Vice President, General
                                Counsel and Secretary

Robert E. Mutch                 Executive Vice President; President of Curtiss-Wright                  53
                                Flight Systems, Inc., a wholly-owned subsidiary

Gerald Nachman                  Executive Vice President; President of Metal                           68
                                Improvement Company, Inc., a wholly-owned
                                subsidiary

George J. Yohrling              Vice President; Executive Vice President since April                   57
                                1997 of Curtiss-Wright Flight Systems, Inc., a wholly-
                                owned subsidiary; Senior Vice President from July
                                1996 to April 1997 of Curtiss-Wright Flight Systems,
                                Inc.; previously Vice President and General Manager
                                of Curtiss-Wright Flight Systems/Shelby, Inc., then a
                                wholly-owned subsidiary

Martin R. Benante               Vice President (since April 1996); President (since                    45
                                March 1995) of Curtiss-Wright Flow Control
                                Corporation ("CWFC") a wholly-owned subsidiary;
                                previously Vice President/General Manager of CWFC

Robert A. Bosi                  Vice President--Finance                                                42

Dana M. Taylor, Jr.             Secretary, General Counsel (since May 1993);                           65
                                previously Assistant General Counsel

Gary J. Benschip                Treasurer                                                              50

Kenneth P. Slezak               Controller                                                             46

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

                                     PART II

Item 5.  Market for Registrant's Common Stock
           and Related Stockholder Matters.
---------------------------------------------
     See the information contained in the Registrant's Annual Report on page 37 under the captions "Common Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of Registrant was 4,144 as of March 23, 1998.

Item 6. Selected Financial Data.
--------------------------------
     See the information contained in the Registrant's Annual Report on page 35 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

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

         Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995, page 21.

         Consolidated Balance Sheets at December 31, 1997 and 1996, page 22.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, page 23.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995, page 24.

         Notes to Consolidated Financial Statements, pages 25 through 34, inclusive, and Quarterly Results of Operations on page 35 .

         Report of Independent Accountants for the three years ended December 31, 1997, 1996 and 1995, page 20.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
------------------------------------------------------
         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers
             of the Registrant.
------------------------------------------
     Information required in connection with directors and executive officers is set forth under the title "Executive Officers of the Registrant," in Part I hereof, at page 13, and under the caption "Election of Directors," in the Registrant's Proxy Statement, which information is incorporated herein by reference.

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

Item 13.   Certain Relationships and Related Transactions.
----------------------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement
             Schedules and Reports on Form 8-K.
-----------------------------------------------
(a)(1)   Financial Statements:

         The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995

         (ii)  Consolidated Balance Sheets at December 31, 1997 and 1996.

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         (v)   Notes to Consolidated Financial Statements.

         (vi) Report of Independent Accountants for the years ended December 31, 1997, 1996 and 1995.

(a)(2)   Financial Statement Schedules:

The items listed below are presented herein on pages 20 and 21.

           Report of Independent Accountants on Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3)   Exhibits:

                  (3)(i) Restated Certificate of Incorporation, as amended May 8, 1987 (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-Q Report for the quarter ended June 30, 1987). Restated Certificate of Incorporation as amended through April 18, 1997.

                  (3)(ii) By-Laws as amended through January 30, 1997 (incorporated by reference to Exhibit (3)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

                  (4)(ii) Revolving Credit Agreement dated October 29, 1991 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A. Article I Definitions, Section
                           1.01 Certain Definitions; Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30, 1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1993). Third Amendment to Credit Agreement dated as of October 29, 1994 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Fourth Amendment to Credit Agreement dated as of October 29, 1996 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996). Fifth Amendment to Credit Agreement dated as of October 29, 1997.

                  (4)(iii) Short-Term Credit Agreement dated as of October 29,
                           1994 among Curtiss-Wright Corporation, as Borrower, the Lenders Parties and Mellon Bank, N.A., as Agent (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). First Amendment to Short Term Credit Agreement dated as of October 26, 1996 (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996). Second Amendment to Short-Term Credit Agreement dated as of October 24, 1997.

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

                  (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q Report for the quarter ended June 30, 1997).

                  (v) Curtiss-Wright Corporation Retirement Plan as amended through August 1, 1997; Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997; Fifth Amendment to the Curtiss-Wright Corporation Retirement Plan dated January 1, 1998.

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

                  (viii) Curtiss-Wright Corporation Executive Deferred Compensation Plan effective November 18, 1997.

         (13) Annual Report to Stockholders for the year ended December 31,
              1997.

         (21) Subsidiaries of the Registrant.

         (23) Consents of Experts and Counsel - see Consent of Independent Accountants.

         (27) Financial Data Schedule.

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the three months ended December 31, 1997.

FORWARD-LOOKING STATEMENTS

     Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those which are expressed or implied. Such statements in this report include those contained in (a) Item 1. Business, (b)
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) the Environmental Matters note as well as other notes to the Consolidated Financial Statements. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders;
(ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
(v) changes in the competitive marketplace and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of aerospace, marine and industrial companies.

                                                                         Page 19
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CURTISS-WRIGHT CORPORATION
                                              (Registrant)

                                       By:   /s/ David Lasky
                                          ----------------------------
                                             David Lasky
                                             Chairman and President

Date:  March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 24, 1998                 By:    /s/ Robert A. Bosi
                                          ------------------------------
                                             Robert A. Bosi
                                             Vice President - Finance

Date:  March 24, 1998                 By:    /s/ Kenneth P. Slezak
                                          ------------------------------
                                             Kenneth P. Slezak
                                             Controller

Date:  March 24, 1998                   By:   /s/ Thomas R. Berner
                                          ------------------------------
                                             Thomas R. Berner
                                             Director

Date:  March 24, 1998                  By:   /s/ James B. Busey
                                           -----------------------------
                                             James B. Busey IV
                                             Director

Date:  March 24, 1998                  By:   /s/ David Lasky
                                           ------------------------------
                                             David Lasky
                                             Director

Date:  March 24, 1998                 By:    /s/ William B. Mitchell
                                           ------------------------------
                                             William B. Mitchell
                                             Director

Date:  March 24, 1998                    By:  /s/ John R. Myers
                                           ------------------------------
                                             John R. Myers
                                             Director

Date:  March 24, 1998                    By:  /s/ William W. Sihler
                                           ------------------------------
                                             William W. Sihler
                                             Director

Date:  March 24, 1998                  By:   /s/ J. McLain Stewart
                                           ------------------------------
                                             J. McLain Stewart
                                             Director

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

Our audits of the consolidated financial statements referred to in our report dated January 30, 1998 appearing on page 20 of the Curtiss-Wright
Corporation 1997 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE  LLP
Morristown, New Jersey
January 30, 1998

                                                                                                                             Page 21

                                             CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                                           SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
                                        for the years ended December 31, 1997, 1996 and 1995
                                                           (In thousands)

                                                                         Additions
                                                            -----------------------------
                                                                              Charged to
                                              Balance at      Charged to         Other                            Balance at
                                              Beginning       Costs and        Accounts -       Deductions -         End of
Description                                    of Period       Expenses         Describe          Describe           Period

Deducted from assets to which they apply:

  Reserves for doubtful accounts and notes:

    Year-ended December 31, 1997                 $1,557            $596                            $   406          $1,747
                                                 ======            ====                            =======          ======

    Year-ended December 31, 1996                 $   760           $506           $    300 (A)     $     9        $ 1,557
                                                 =======           ====           ========         =======        =======

    Year-ended December 31, 1995                 $   694           $ 93                            $    27         $   760
                                                 =======           ====                            =======         =======

 Deferred tax asset valuation allowance:

    Year-ended December 31, 1997                 $1,212            $  -                            $1,212  (C)      $    -
                                                 ======            ======                          =======          ======

    Year-ended December 31, 1996                 $1,094            $(171)                          $ (289) (C)      $1,212
                                                 ======            ======                          =======          ======

    Year-ended December 31, 1995                 $5,460            $  52          $(3,058)(B)      $1,360  (C)      $1,094
                                                 ======            =====          =======          ======           ======







Notes:

 (A) Acquired from the purchase of Accessory Services business.

 (B) Expiration of available capital-loss carryforwards.

 (C) Utilization of tax benefits under capital-loss carryforward.

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

           Restated Certificate of Incorporation as amended through April 18, 1997.

(3)(ii)    By-Laws as amended through January 30, 1997 (incorporated by       *
           reference to Exhibit 3(ii) to Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1996).

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

           Fourth Amendment to Credit Agreement dated as of October 29,       *
           1996 (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report for the fiscal year ended December
           31, 1996).

           Fifth Amendment to Credit Agreement dated as of October 29,
           1997.

(4)(iii)   Short-Term Credit Agreement dated as of October 29, 1994           *
           among Curtiss-Wright Corporation, as Borrower, the Lenders parties and Mellon Bank, N.A. (incorporated by reference to Exhibit
           (4)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

           First Amendment to Short-Term Credit Agreement dated as of         *
           October 26, 1996 (incorporated by reference to Exhibit 4(iii) to Registrant's 10-K for the year ended December 31, 1996.)

           Second Amendment to Short-Term Credit Agreement dated as of October 24, 1997.

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

(10)(iv)** Curtiss-Wright Corporation Retirement Benefits Restoration Plan    *
           as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q Report for the quarter ended June 30, 1997).

(10)(v)** Curtiss-Wright Corporation Retirement Plan as amended through August 1, 1997; Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997; Fifth Amendment to the Curtiss-Wright Corporation Retirement Plan dated January 1, 1998.

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

(10(viii)**Curtiss-Wright Corporation Executive Deferred Compensation Plan
           effective November 18, 1997.

(13) Annual Report to Stockholders for the year ended December 31, 1997 (only those portions expressly incorporated herein by reference in this document are deemed "filed.")

(21)       Subsidiaries of the Registrant

(23)       Consents of Experts and Counsel - see Consent of Independent
           Accountants

(27)       Financial Data Schedule

------------------------

         *  Incorporated by reference as noted.

         ** Management contract or compensatory plan or arrangement.