Form 10-Q
period 1998-03-31
CURTISS WRIGHT CORP
filed 1998-05-13
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Common Stock, par value $1.00 per share: 10,183,077 shares (as of April 30,
1998)

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

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                March 31,           December 31,
                                                 1998               1997
Assets:
  Cash and cash equivalents                   $    5,328             $    6,872
  Short-term investments                          68,554                 61,883
  Receivables, net                                45,708                 41,590
  Deferred tax assets                              8,554                  8,806
  Inventories                                     48,166                 49,723
  Other current assets                             2,085                  2,506
                                              -----------            -----------
        Total current assets                     178,395                171,380
                                               ---------              ---------
  Property, plant and equipment, at cost         220,813                219,587
 Less, accumulated depreciation                  155,792                153,704
                                                ---------              ---------
      Property, plant and equipment, net          65,021                 65,883
  Prepaid pension costs                           39,549                 38,674
  Other assets                                     8,711                  8,771
                                               ----------            -----------
        Total assets                            $291,676               $284,708
                                                ========               ========

Liabilities:
  Accounts payable and accrued expenses        $  22,641              $  24,540
  Dividends payable                                1,323
  Income taxes payable                             6,776                  4,845
  Other current liabilities                        8,878                  9,244
                                              -----------            -----------
      Total current liabilities                   39,618                 38,629
                                               ----------             ----------
  Long-term debt                                  10,347                 10,347
  Deferred income taxes                            9,055                  8,799
  Other liabilities                               22,145                 22,080
                                               ----------             ----------
      Total liabilities                           81,165                 79,855
                                               ----------             ----------
Stockholders' equity:
  Common stock, $1 par value                      15,000                 15,000
  Capital surplus                                 51,868                 52,010
  Retained earnings                              323,756                318,474
  Unearned portion of restricted stock              (266)                  (342)
  Accumulated other comprehensive income          (3,098)                (3,289)
                                              -----------            -----------
                                                 387,260                381,853
        Less, cost of treasury stock             176,749                177,000
                                                ---------              ---------
    Total stockholders' equity                   210,511                204,853
                                                ---------              ---------
    Total liabilities and stockholders' equity  $291,676               $284,708
                                                ========               ========

                       See        notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)


                               Three Months Ended
                                    March 31,
                                    1998 1997
                                                   ----                  ----

Net sales                                         $60,846               $53,148
Cost of sales                                      42,724                36,504
                                                 --------              --------
Gross margin                                       18,122                16,644

Research and development costs                        305                   598
Selling expense                                     2,305                 1,935
General and administrative                          6,868                 7,881
                                                ---------            ----------

Operating income                                    8,644                 6,230

Investment income, net                              1,079                   638
Rental income, net                                    913                   940
Other income (expense), net                            99                  (107)
Interest expense                                       89                    73
                                               -----------           -----------

Earnings before tax                                10,646                 7,628
Provision for tax                                   4,041                 2,673
                                                 ---------             ---------

Net earnings                                     $  6,605              $  4,955
                                                 ========              ========

Weighted average shares outstanding                10,178                10,170
                                                 ========              ========

Basic earnings per common share                     $0.65                 $0.49
                                                    =====                 =====

Diluted earnings per common share                   $0.64                 $0.48
                                                    =====                 =====

Dividends per common share                         $0.130                $0.125
                                                   ======                ======







                       See        notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                 Three Months Ended
                                                                   March 31
                                                  1998                   1997
                                                  ----                   ----
Cash flows from operating activities:
  Net earnings                                   $  6,605              $  4,955
                                                  --------             --------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
     Depreciation and amortization                  2,432                 2,455
     Net gains on short-term investments             (432)                 (211)
     Increase (decrease) in deferred taxes            508                   (39)
     Changes in operating assets and liabilities:
       Proceeds from sales of trading securities   82,258                67,641
       Purchases of trading securities            (88,384)              (60,425)
       (Increase) decrease in receivables             747                (4,718)
       (Increase) decrease in inventory             3,160                  (809)
       Decrease in progress payments               (6,468)               (2,632)
       Decease in accounts payable
        and accrued expenses                       (1,899)               (1,224)
       Increase in income taxes payable             1,931                 1,840
       Increase in other assets                      (559)                 (797)
       Increase (decrease) in other liabilities      (414)                  392
       Other, net                                   1,398                (1,467)
                                                 ---------             ---------
         Total adjustments                         (5,722)                    6
                                                 ---------             ---------

         Net cash provided by operating activities    883                 4,961
                                                ---------              ---------

Cash flows from investing activities:
   Proceeds from sales of real estate and equipment   20                      6
   Additions to property, plant and equipment     (2,447)                (5,142)
                                                ---------              ---------

         Net cash used by investing activities    (2,427)                (5,136)
                                                 --------              ---------

Net decrease in cash and cash equivalents         (1,544)                  (175)

Cash and cash equivalents at beginning of period   6,872                  6,317
                                                ---------              ---------

Cash and cash equivalents at end of period      $  5,328               $  6,142
                                                ========               ========

                       See        notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                                      Unearned         Accumulated
                                                                                      Portion of       Other
                                              Common       Capital      Retained      Restricted       Comprehensive       Treasury
                                              Stock        Surplus      Earnings      Stock Awards     Income              Stock

December 31, 1996                             $10,000      $57,127      $299,740      $ (608)          $(1,506)           $181,390

    Net earnings                                                          27,885
    Common dividends                                                      (5,137)
    Stock dividends (two for one split)         5,000       (5,000)       (4,014)                                           (4,014)
    Stock options exercised, net                              (117)                                                           (376)
    Amortization of earnings portion
        of restricted stock                                                              266
    Translation adjustments, net                                                                        (1,783)
                                              -------      --------     --------       ------         --------            ---------
December 31, 1997                              15,000       52,010       318,474        (342)           (3,289)            177,000

    Net earnings                                                           6,605
    Common dividends                                                      (1,323)
    Stock options exercised                                   (142)
        of restricted stock                                     76
    Translation adjustment, net                                                                           191
                                              --------     -------      --------      -------          --------            --------
March 31, 1998                                $15,000      $51,868      $323,756      $ (266)           (3,098)            $176,749
                                              =======      =======      ========      =======          ========            ========




                       See        notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright   Corporation  (the   "Corporation")  is  a  diversified
         multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, metal working and fire & rescue industries. The Corporation's principal operations include three domestic manufacturing facilities, thirty-five metal treatment service facilities located in North America and Europe, and five component overhaul locations.

         The information furnished in this report has been prepared in conformity with generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications of prior year amounts have been made in order to conform to the current presentation.

2.       RECEIVABLES

         Receivables, at March 31, 1998 and December 31, 1997, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                 (In thousands)
                             March 31, December 31,
                                                      1998             1997
                                                   ------------      -----------

         Accounts receivable, billed                $52,580             $49,110
             Less: progress payments applied         10,490              10,460
                                                    --------            --------
                                                     42,090              38,650
                                                    --------            --------
         Unbilled charges on long-term
            contracts                                11,817              13,022
              Less: progress payments applied         6,487               8,335
                                                   ---------           ---------
                                                      5,330               4,687
                                                   ---------           ---------
         Allowance for doubtful accounts             (1,712)             (1,747)
                                                   ---------           ---------
         Receivables, net                           $45,708             $41,590
                                                   =========           =========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


3.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 1998 and December 31, 1997 is as follows:
                                 (In thousands)
                                                    March 31,       December 31,
                                                     1998                1997
                                                    ------------     -----------

         Raw materials                             $  5,969             $ 5,514
         Work-in-process                             21,595              22,686
         Finished goods                              20,578              21,782
         Inventoried costs related to U.S.
            Government and other long-term
            contracts                                 4,227               5,547
                                                   ---------           ---------
         Total inventories                           52,369              55,529
            Less: progress payments applied,
                principally related to long-term
                contracts                             4,203               5,806
                                                   ---------           ---------
         Net inventories                            $48,166             $49,723
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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


5.       COMPREHENSIVE INCOME

         Effective  January  1,  1998,  the  Corporation  adopted  Statement  of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying changes in equity from non-owner sources. Total comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                 (In thousands)
                               March 31, March 31,
                                                 1998                    1997
                                                --------                --------

         Net earnings                           $ 6,605                 $ 4,955
                                                -------                 -------
         Equity adjustments from foreign
           currency translations                    191                  (1,736)
         Proforma tax effects                        67                    (608)
                                               ---------                --------
         Net adjustments                            124                  (1,128)
                                               ---------                --------
         Total comprehensive income            $  6,729                 $ 3,827
                                               ========                 ========

6.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three months ended March 31, 1998 and 1997 were 134 and 71, respectively, consisting primarily of outstanding stock options. Prior year earnings per share information has been restated to reflect a 2 for 1 stock split paid December 23, 1997.

7.       SUBSEQUENT EVENT

         On April 30, 1998, the Corporation purchased the Alpha Heat Treaters ("Alpha") division of Alpha-Beta Industries, Inc. Alpha services a broad spectrum of customers from its York, Pennsylvania location and provides a number of metal treating processes including carburizing, surface hardening, stress relieving, induction hardening and black oxide surface treatment services. The Corporation acquired the net assets of Alpha for approximately $6.0 million in cash and will account for the acquisition as a purchase in the second quarter of 1998.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

         Curtiss-Wright Corporation posted net earnings for the first quarter of 1998 more than 30% above the first quarter of 1997. Net earnings totaled $6.6 million, or $.64 per share on a fully diluted basis, which were the highest first quarter earnings since 1992. Net earnings for the same period of 1997 were $5.0 million or $.48 per share on a fully diluted basis. Sales for the first quarter of 1998 increased 14% to $60.8 million compared with $53.1 million for the prior year first quarter. The improvement in performance is attributable to overall favorable results generated by our businesses, and was achieved despite the inventory write-offs and increased provisions for development programs referred to below. Operating income in the aggregate rose 39% to $8.6 million for the first quarter of 1998 as compared with $6.2 million in first quarter of 1997. New orders received also increased, totaling $56.9 million, 25% above orders of $45.6 million received in the prior year period.

Operating Performance
         Substantial improvements in sales of services were achieved by both the Corporation's metal treating business and its overhaul and repair business. Worldwide, the sales improvements in the metal treatment area were largely due to increased applications for those services. In addition, operating income improved over the prior year first quarter in most markets served. The Corporation also recently opened a fourth metal treatment facility in the United Kingdom. With the addition of its acquired facility in Pennsylvania (Alpha Heat Treaters), as discussed in Note 7, the Corporation now operates 35 metal treatment facilities in North America and Europe. The U. S. overhaul and repair business produced strong domestic sales and improved operating earnings before recognition of inventory book-to-physical and valuation adjustments totaling approximately $.8 million after taxes.

         The Corporation's manufacturing operations also enjoyed substantially higher volume in the first quarter. Sales of actuation components and systems for commercial customers reflected significant increases. Sales of original equipment manufactured (OEM) products for the Boeing Company continue to increase in response to Boeing's high production rates while sales of commercial spare parts for actuation systems also showed large improvements over the prior year's first quarter. Operating income in this product area increased despite inefficiencies and higher-than-expected manufacturing costs associated with the ramp up of production, as well as net adjustments principally on account of inventory write-offs. Sales of military actuation products benefited from the completion of safety of flight testing for the F-22 side bay door components. However, operating income was adversely affected by a provision of about $1.0 million after tax for higher anticipated costs related to F-22 development programs. Higher sales on the F-22 program were also largely offset by a decline in sales of F-16 hardware.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         The valve product lines produced higher operating income despite lower sales when comparing the first quarter of 1998 with the same period of 1997. Sales of military valve products declined on a comparative basis due, in part, to a test program during the first quarter of 1997 which did not recur in 1998. Increased sales of commercial valve products largely offset the declines in military products. During the first quarter of 1998, Curtiss-Wright received new orders of more than $11 million for its valve products, an increase of more than three times those of the first quarter of 1997. Orders received include a substantial upgrade for safety relief valves from the Philadelphia Electric Company and products for nuclear power plant construction being carried out in Taiwan.

Non-Operating Revenues and Costs
         Administrative expenses for the first quarters of 1998 and 1997 were reduced by accrued income generated from the Corporation's over funded pension plan. Net pension income decreased slightly, totaling $.8 million for the first quarter of 1998, compared with $.9 million for the first quarter of 1997. For the first quarter of 1998, the Corporation recorded other non-operating net revenue totaling $2.1 million, compared with $1.5 million for the first quarter of 1997, primarily due to higher levels of investment income.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
         The Corporation's working capital was $138.8 million at March 31, 1998, 5% above working capital at December 31, 1997 of $132.8 million. The ratio of current assets to current liabilities was 4.5 to 1 at March 31, 1998, compared with a current ratio of 4.4 to 1 at December 31, 1997. Cash, cash equivalents and short-term investments totaled $73.9 million in aggregate at March 31, 1997, increasing from $68.8 million at the prior year end.

         Changes in working capital reflect a substantial increase in accounts receivable from trade customers largely due to the increase in sales for the first quarter of 1998, as compared with sales for the fourth quarter of 1997. Also improving working capital for the first quarter of 1998 was a reduction in accounts payable and accrued expenses at March 31, 1998, compared with those amounts at December 31, 1998. Gross inventory decreased due to book to physical and valuation adjustments recorded in the first quarter of 1998. Working capital was further reduced by an increase in income taxes payable at March 31, 1998, from December 31, 1997 and accrued dividends payable for the first quarter of 1998.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

         The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $11.0 million remains unused at March 31, 1998, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings during the first quarter of 1998 and no outstanding balances for borrowed funds under the agreement at March 31, 1998.


         During the first quarter of 1998, internally generated funds were adequate to meet capital expenditures of $2.4 million. Expenditures incurred during the first quarter were primarily for machinery and equipment needed for the expansion of our metal treating operations. Internally generated funds of approximately $6.0 million were used to purchase the Alpha Heat Treaters division of Alpha-Beta Industries, Inc. on April 30, 1998, as detailed in Note
7. An additional $10 million of capital expenditures is anticipated for the balance of the year along with $1.0 million of anticipated expenditures connected with environmental remediation programs at the Corporation's Wood-Ridge, New Jersey Business Complex.

FORWARD-LOOKING STATEMENTS

         Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those which are expressed or implied. Such statements in this report include those contained in (a) the Environmental Matters note to the Consolidated Financial Statements, (b) projections regarding sales in the Results of Operations portion of the Management Discussion and Analysis ("MD&A") section hereof and (c) information relating to future capital expenditures contained in the Changes in Financial Condition portion of the MD&A section hereof. Important factors that could cause the actual results to differ materially from those in these forward- looking statements include, among other items, (i) a reduction in the current order backlog; (ii) an economic downturn in the airline industry; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace that could affect the company's revenue and/or cost basis; (vi) changes in customer requirements and (vii) other factors that generally affect the business of aerospace and industrial companies.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

         On April 24, 1998, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors and the retention of independent accountants for the Registrant.

         The vote received by the director nominees was as follows:

                                                For                   Withheld

                  Thomas R. Berner          8,872,535                    9,872

                  James B. Busey IV         8,872,398                   10,009

                  David Lasky               8,872,142                   10,265

                  William B. Mitchell       8,871.365                   11,042

                  John R. Myers             8,872,139                   10,268

                  William W. Sihler         8,872,477                    9,930

                  J. McLain Stewart         8,870,116                   12,291

         The foregoing represent all of the Registrant's directors.

         There were no votes against or broker non-votes.

         The stockholders approved the retention of Price Waterhouse LLP, independent accountants for the Registrant. The holders of 8,872,927 shares voted in favor; 9,480 voted against. There were no broker non-votes.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 10(a) - Trust Agreement approved April 17, 1998, dated
                  as  of  January  30,   1998  by  and  between   Curtiss-Wright
                  Corporation and PNC Bank, National Association (Page 16)

                  Exhibit 27 - Financial Data Schedules (Page 28)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undesigned thereunto duly authorized.

                                              CURTISS-WRIGHT CORPORATION
                                                    (Registrant)

                                              By: /s/ Robert A. Bosi
                                                  -------------------------
                                                  Robert A. Bosi
                                                  Vice President - Finance



                                              By: /s/ Kenneth P. Slezak
                                                  -------------------------
                                                  Kenneth P. Slezak
                                                  Controller

Dated: May 13, 1998