Form 10-Q
period 1998-06-30
CURTISS WRIGHT CORP
filed 1998-08-14
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Common Stock, par value $1.00 per share: 10,203,724 shares (as of July 31, 1998)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS


                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                                3

                  Consolidated Statements of Earnings                        4

                  Consolidated Statements of Cash Flows                      5

                  Consolidated Statements of Stockholders' Equity            6

                  Notes to Consolidated Financial Statements             7 - 11

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12 - 15

Forward-Looking Statements                                                   16


PART II - OTHER INFORMATION

Item 5 - Other Information                                                   17

Item 6 - Exhibits and Reports on Form 8-K                                    18

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                 June 30,           December 31,
                                                   1998               1997
Assets:
  Cash and cash equivalents                   $    9,495             $    6,872
  Short-term investments                          64,608                 61,883
  Receivables, net                                44,433                 41,590
  Deferred tax asset                               8,191                  8,806
  Inventories                                     51,232                 49,723
  Other current assets                             2,241                  2,506
                                             -----------            -----------
        Total current assets                     180,200                171,380
                                             -----------            -----------
  Property, plant and equipment, at cost         226,736                219,587
 Less, accumulated depreciation                  157,682                153,704
                                             -----------            -----------
      Property, plant and equipment, net          69,054                 65,883
  Prepaid pension costs                           40,621                 38,674
  Other assets                                     9,684                  8,771
                                              ----------            -----------
        Total assets                            $299,559               $284,708
                                              ==========            ===========

Liabilities:
  Accounts payable and accrued expenses         $ 25,139               $ 24,540
  Dividends payable                                1,323
  Income taxes payable                             4,916                  4,845
  Other current liabilities                        9,187                  9,244
                                             -----------            -----------
      Total current liabilities                   40,565                 38,629
                                             -----------            -----------
  Long-term debt                                  10,347                 10,347
  Deferred income taxes                            9,405                  8,799
  Other liabilities                               22,136                 22,080
                                              ----------             ----------
      Total liabilities                           82,453                 79,855
                                              ----------             ----------
Stockholders' equity:
  Common stock, $1 par value                      15,000                 15,000
  Capital surplus                                 51,241                 52,010
  Retained earnings                              330,133                318,474
  Unearned portion of restricted stock              (198)                  (342)
  Accumulated other comprehensive
   income                                         (3,377)                (3,289)
                                              ----------            -----------
                                                 392,799                381,853
        Less, cost of treasury stock             175,693                177,000
                                               ---------              ---------
    Total stockholders' equity                   217,106                204,853
                                               ---------              ---------
    Total liabilities and stockholders' equity  $299,559               $284,708
                                               =========               ========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)



                                                      Six Months Ended                   Three Months Ended
                                                          June 30,                            June 30,
                                                   -------------------------            ------------------
                                                       1998          1997                1998           1997
                                                       ----          ----                ----           ----
Net sales                                          $120,251        $107,560             $59,405        $54,412
Cost of sales                                        80,380          71,791              37,656         35,287
                                                  ----------      ----------            --------       --------

Gross margin                                         39,871          35,769              21,749         19,125
Research and development costs                          591             946                 286            348
Selling expenses                                      4,856           3,936               2,551          2,001
General and administrative                           14,714          15,627               7,846          7,746
                                                   ---------      ----------           ---------      ---------

Operating income                                     19,710          15,260              11,066          9,030

Investment income, net                                1,581           1,848                 502          1,210
Rental income, net                                    1,763           1,741                 850            801
Other income (expense), net                              79            (251)                (20)          (144)
Interest expense                                        185             189                  96            116
                                                 ------------     ----------         -----------      ---------
Earnings before taxes                                22,948          18,409              12,302         10,781
Provision for taxes                                   8,642           6,404               4,601          3,731
                                                  ----------      ----------           ---------      ---------
Net earnings                                      $  14,306       $  12,005            $  7,701        $ 7,050
                                                  =========       =========            ========        =======
Weighted average number of
   common shares outstanding                         10,187          10,170              10,187         10,170
                                                     ======          ======              ======         ======

Basic earnings per common share                       $1.40           $1.18               $0.76          $0.69
                                                      =====           =====               =====          =====
Diluted earnings per common share                     $1.38           $1.17               $0.75          $0.69
                                                      =====           =====               =====          =====

Dividends per common share                           $0.130          $0.125              $0.130         $0.125
                                                     ======          ======              ======         ======







                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                            1998          1997
Cash flows from operating activities:
   Net earnings                                           $14,306       $12,005
                                                          -------       -------
   Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                     4,881         4,948
          Net gains on short-term investments                (170)       (1,070)
          Increase in deferred taxes                        1,221            14
          Changes in operating assets and liabilities:
             Proceeds from sales of trading securities    197,151       135,263
             Purchases of trading securities             (197,895)     (136,621)
             Increase in receivables                       (2,218)       (4,636)
             (Increase) decrease in inventory                  86        (1,603)
             Decrease in progress payments                 (2,220)       (1,684)
             Increase (decease) in accounts payable
                and accrued expenses                          599          (253)
             Increase in income taxes payable                  71         2,672
          Increase in other assets                         (3,027)       (1,252)
          Decrease in other liabilities                    (1,812)         (873)
          Other, net                                        1,381        (1,411)
                                                         ---------     ---------
                 Total adjustments                         (1,952)       (6,506)
                                                         ---------     ---------
          Net cash provided by operating activities        12,354         5,499
                                                         ---------     ---------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment           280            18
   Additions to property, plant and equipment              (2,581)       (5,911)
   Acquisition of Alpha Heat Treaters business             (6,106)
                                                         ---------     ---------
          Net cash used by investing activities            (8,407)       (5,893)
                                                         ---------     ---------
Cash flows from financing activities:
   Dividends paid                                          (1,324)       (1,271)
                                                         ---------    ----------
          Net cash used by financing activities            (1,324)       (1,271)
                                                         ---------    ----------
Net increase (decrease) in cash and cash
   equivalents                                              2,623        (1,665)
Cash and cash equivalents at beginning of period            6,872         6,317
                                                         ---------     ---------
Cash and cash equivalents at end of period               $  9,495      $  4,652
                                                         =========     =========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                               Unearned          Accumulated
                                                                               Portion of        Other
                                         Common      Capital     Retained      Restricted        Comprehensive     Treasury
                                         Stock       Surplus     Earnings      Stock Awards      Income            Stock

December 31, 1996                        $10,000     $57,127     $299,740      $(608)            $(1,506)          $181,390

    Net earnings                                                   27,885
    Common dividends                                               (5,137)
    Stock dividend (two for one split)     5,000      (5,000)      (4,014)                                           (4,014)
    Stock options exercised, net                        (117)                                                          (376)
    Amortization of earnings portion
        of restricted stock                                                      266
    Translation adjustments, net                                                                  (1,783)
                                        --------    --------    ---------     ------            --------           ---------
December 31, 1997                         15,000      52,010      318,474       (342)             (3,289)           177,000

    Net earnings                                                   14,306
    Common dividends                                               (2,647)
    Stock options exercised, net                        (769)                                                        (1,307)
    Amortization of earned portion
        of restricted stock                                                      144
    Translation adjustment, net                                                                      (88)
                                        --------    ---------   ---------      ------            --------         ----------
June 30, 1997                            $15,000     $51,241     $330,133      $(198)            $(3,377)          $175,693
                                        ========    =========   =========      ======            ========         ==========



                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS of PRESENTATION

         Curtiss-Wright   Corporation  (the   "Corporation")  is  a  diversified
         multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, metal working and fire & rescue industries. The Corporation's principal operations include four domestic manufacturing facilities, thirty-five metal treatment service facilities located in North America and Europe, and five component overhaul locations.

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

2.       ACQUISITIONS

         On April 30, 1998, the Corporation purchased the Alpha Heat Treaters ("Alpha") division of Alpha-Beta Industries, Inc. Alpha services a broad spectrum of customers from its York, Pennsylvania location and provides a number of metal treating processes including carburizing, surface hardening, stress relieving, induction hardening and black oxide surface treatment services. The Corporation acquired the net assets of Alpha for approximately $6.1 million in cash and has accounted for the acquisition as a purchase. The excess of purchase price over the fair value of the net assets is approximately $1.0 million and is expected to be amortized over 25 years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

         Subsequent Event

         On July 31, 1998, the Corporation purchased the assets of Enertech, LLC (Enertech) which distributes, represents and manufactures a number of products for sale into commercial nuclear power plants, both domestically and internationally. Enertech also provides a broad range of overhaul and maintenance services for such plants from its two principal locations in Brea, California and Suwanne, Georgia. Enertech has annual sales of about $25.0 million. The Corporation acquired the net assets of Enertech for approximately

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


         $15.0 million in cash and will account for the acquisition as a purchase in the third quarter of 1998. The excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill.

3.       RECEIVABLES

         Receivables, at June 30, 1998 and December 31, 1997, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                       (In thousands)
                                                   June 30,         December 31,
                                                     1998                1997

         Accounts receivable, billed                $50,881             $49,110
             Less: progress payments applied         10,614              10,460
                                                   --------            --------
                                                     40,267              38,650
                                                   --------            --------
         Unbilled charges on long-term
            contracts                                13,367              13,022
              Less: progress payments applied         7,556               8,335
                                                   --------            --------
                                                      5,811               4,687
                                                  ---------           ---------
         Allowance for doubtful accounts             (1,645)             (1,747)
                                                  ---------           ---------
         Receivables, net                           $44,433             $41,590
                                                    =======             =======

4.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 1998 and December 31, 1997 is as follows:

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


                                                        (In thousands)
                                                   June 30,         December 31,
                                                     1998                1997

         Raw materials                             $  6,829            $  5,514
         Work-in-process                             20,891              22,686
         Finished goods                              22,550              21,782
         Inventoried costs related to U.S.
            Government and other long-term
            contracts                                 5,173               5,547
                                                  ---------           ---------
         Total inventories                           55,443              55,529
            Less: progress payments applied,
                principally related to long-term
                contracts                             4,211               5,806
                                                  ---------           ---------
         Net inventories                            $51,232             $49,723
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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


6.       COMPREHENSIVE INCOME

         Effective  January  1,  1998,  the  Corporation  adopted  Statement  of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income"  (SFAS  No.  130).  SFAS  No.  130  establishes  standards  for reporting and displaying changes in equity from non-owner sources. Total comprehensive income for the six months ended June 30, 1998 and 1997 is as follows:
                                                          (In thousands)
                                                 June 30,               June 30,
                                                  1998                    1997

         Net earnings                           $14,306                 $12,005
                                                --------                --------
         Equity adjustments from foreign
           currency translations                    (88)                 (1,983)
         Proforma tax effects                       (31)                   (694)
                                                --------                --------
         Net adjustments                            (57)                 (1,289)
                                                --------                --------
         Total comprehensive income             $14,249                 $10,716
                                                ========                ========

7.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the second quarters of 1998 and 1997 were 14 and 50, respectively, and were 148 and 121 for the six months ended June 30, 1998 and 1997, respectively, consisting primarily of outstanding stock options. Prior year earnings per share information has been restated to reflect a 2 for 1 stock split paid December 23, 1997.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133 is
         effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). SFAS No. 133 requires that all derivative instruments be

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


         recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

         Curtiss-Wright posted net earnings for the second quarter of 1998 totaling $7.7 million, or $.75 per diluted share, 9% above net earnings reported for the second quarter of 1997. In the aggregate, operating earnings totaled $11.1 million for the second quarter of 1998, a 23% increase over the same quarter of last year. Sales totaled $59.4 million for the 1998 second quarter compared with sales of $54.4 million for the prior year period. New orders received during the 1998 period also increased, reaching $59.8 million, compared with orders of $53.4 million received in the same period of 1997. Increases in sales, new orders, and net earnings reflect the continued improvements generated by our business segments.

         For the first six months of 1998 Curtiss-Wright posted consolidated net earnings of $14.3 million, or $1.38 per share, a 19% improvement as compared with net earnings of $12.0 million, or $1.17 per share, posted for the first six months of 1997. Sales for the 1998 first half were $120.3 million, 12% higher than sales of $107.6 million posted for the first half of 1997. Operating income rose 29%, to $19.7 million for the first six months of 1998, compared with operating income of $15.3 million for the same 1997 period. New orders received in the first half of 1998 totaled $116.7 million, compared with new orders of $99.0 million received during the first half of 1997.

Operating Performance

         The Corporation's metal-treating businesses achieved substantial increases in sales for the second quarter of 1998 as compared with the same period of 1997. These sales improvements reflect a continuing increase in the number of applications for metal-treating services across a variety of worldwide markets, a contribution from the recently acquired Alpha Heat Treaters business, and newly opened facilities in Germany, England and the United States. For the first six months of 1998, sales of metal-treating services increased 14% over the first six-months of 1997. Operating income for these product lines also improved over the prior year for both the second quarter and first half of 1998, generally reflecting the improved sales in most markets served.

         Sales of aerospace component overhaul and repair services for the second quarter increased from the level posted for the same prior year period. Despite the improvement, operating income for the period was on a par with the prior year period. Over the first six-months of 1998, the Company's sales of overhaul and repair services in the aggregate have improved 11% compared with the prior year period, while operating income has declined, reflecting inventory and related adjustments recorded in the first quarter of 1998.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         Sales generated by aerospace actuation product lines increased in the second quarter of 1998, compared with the second quarter of 1997, primarily reflecting the continued high level of original equipment manufactured (OEM) products for the Boeing Company. Increases in sales of actuation components and systems for commercial customers for the first six months of 1998 also reflect Boeing's high production rates. In addition, sales of commercial actuation spare parts showed considerable growth in both the second quarter and first six-month periods of 1998 as compared with those same respective periods of 1997. Operating income attributable to this commercial business increased as a result of these sales increases. Sales of military actuation products declined in the second quarter of 1998 reflecting the end of an F-16 Hill Air Force retrofit shafts contract and lower foreign military sale procurements. Military sales for the first half of 1998 benefited from the completion of "safety of flight testing" on certain F-22 components, but sales of military programs overall remained below first half 1997 levels. In the aggregate, operating income for military OEM production programs declined for the three and six-month 1998 periods, the result of inefficiencies, higher-than-expected manufacturing costs, inventory write-offs, and provisions for higher anticipated costs related to development program test efforts.

         The Corporation's valve product lines posted slight declines in sales and operating income on a year-over-year basis for both the second quarter and first half. These declines primarily reflect reduced sales of military valve products on a comparative basis due, in part, to a test program during the first quarter of 1997, that did not recur in 1998. Increased sales of commercial valve products largely offset the decline in military product sales.

Non-Operating Revenues and Costs

           For the second quarter of 1998, the Corporation recorded other non-operating net revenue totaling $1.3 million, compared with $1.9 million for the second quarter of 1997, reflecting a reduction in investment income. Non-operating revenue totaled $3.4 million for the six-month 1998 period and $3.3 million for the same 1997 period. Administrative expenses for the second quarter and first half of 1998 and 1997 were reduced by accrued income generated from the Corporation's overfunded pension plan. Net pension income totaled $1.8 million for the first half of both years.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


Acquisitions
         As discussed in Note 2 to the Consolidated Financial Statements, the Corporation purchased the Alpha Heat Treaters ("Alpha") division of Alpha-Beta Industries, Inc., in April 1998 for approximately $6.0 million in cash. Alpha services a broad spectrum of customers from its York, Pennsylvania location and provides a number of metal treating processes including carburizing, surface hardening, stress relieving, induction hardening and black oxide surface treatment services. Alpha has annual sales of approximately $4.0 million.

         Subsequent to the end of the second quarter of 1998, the Corporation completed the purchase of the assets of Enertech, LLC, (Enertech). Enertech distributes, represents, and manufactures a number of products for sale into commercial nuclear power plants, both domestically and internationally, and provides a broad range of overhaul and maintenance services for such plants. The acquired operation generates annual sales of about $25.0 million from its two principle locations in Brea, California and Suwanne, Georgia. The Corporation acquired the net assets of Enertech for approximately $15.0 million in cash and will account for the acquisition as a purchase in the third quarter of 1998.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

         The Corporation's working capital was $139.6 million at June 30, 1998, 5% above working capital at December 31, 1997 of $132.8 million. The ratio of current assets to current liabilities was 4.4 to 1 at June 30 1998, even with the current ratio of at December 31, 1997. Cash, cash equivalents and short-term investments totaled $74.1 million in aggregate at June 30, 1998, increasing from $68.8 million at the prior year end.

         Changes in working capital reflect an increase in accounts receivable from trade customers largely due to the continued increase in sales. Net unbilled receivables also increased at June 30, 1998, over the prior year-end, due to a reduction in progress payments received on long-term valve contracts. Net inventory also increased slightly as the result of reduction in offsetting progress payments received during the first half of 1998. Working capital was reduced by accrued dividends payable for the second quarter of 1998.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $11.0 million remains unused at June 30, 1998, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings during the first half of 1998 and no outstanding balances for borrowed funds under the agreement at June 30, 1998.

         During the half of 1998, internally generated funds were adequate to meet capital expenditures of $2.6 million. Expenditures incurred during the first six months were primarily for machinery and equipment needed for the expansion of our metal treating operations. Internally generated funds were also used for the April 1998 purchase of Alpha Heat Treaters, and to purchase the assets of Enertech, LLC, on July 31, 1998, as detailed above. Approximately $10 million of capital expenditures are anticipated for the balance of the year to be used primarily for purchasing machinery and equipment for our operations. An additional $.8 million of expenditures connected with environmental remediation programs at the Corporation's Wood-Ridge, New Jersey Business Complex are anticipated in the remaining six months of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS:

         As discussed in Note 7 to the Consolidated Financial Statements, the Corporation is reviewing the requirements for the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." It is anticipated that the statement will not have a material effect on the Corporation's results of operations or financial condition due to the limited use of derivative instruments. The statement is effective for the Corporation beginning January 1, 2000.


YEAR 2000:

         The Corporation continues to take steps to address its exposures related to the impact on its computer systems of the year 2000. Modification of key financial and operating systems are currently being effectuated. The Corporation does not expect these system changes to have a material effect on its consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

         Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those which are expressed or implied. Such statements in this report include those contained in (a) environmental costs referred to in the Environmental Matters note to the Consolidated Financial Statements and in the Results of Operations portion of the Management Discussion and Analysis ("MD&A") section hereof, (b) projections relative to the costs of compliance with SFAS No. 133, referred to in a note to the Consolidated Financial Statements and in the Results of Operations portion of the Management's Discussion and Analysis section and (c) information relating to future capital expenditures contained in the Changes in Financial Condition portion of the MD&A section hereof. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) unanticipated environmental remediation expenses or claims; (ii) a reduction in anticipated orders; (iii) an economic downturn; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
(v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of aerospace and industrial companies.

                           PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

         (a) On July 31, 1998, Curtiss-Wright Flow Control Corporation, a wholly owned subsidiary of the Registrant, completed the acquisiiton of privately-held Enertech, LLC. The transaction was structured as an asset acquisition.

                  Enertech, headquartered in Brea, California, is a provider of flow control equipment to the commercial nuclear power industry. Enertech has annual sales of about $25.0 million. The Company manufactures, represents and distributes flow control products including advanced valves, actuators, snubbers and hydraulic systems for sale into commercial nuclear power plants both domestically and internationally. Additionally, Enertech provides value-added services including diagnostic testing, predictive maintenance, parts repair and rebuilding, as well as training, engineering programs and staff augmentation to reduce downtime and improve plant efficiency. Enertech also serves the commercial hydraulics industry through its Paul-Munroe Enertech (PME) division. The Corportion acquired the Enertech assets for approximately $15.0 million in cash. The business will retain the Enertech and PME names, and its management team will remain in place to continue to service customers from its principal locations in Brea, California and Suwanee, Georgia. The acquired business unit will be a division of Curtiss-Wright Flow Control Corporation.


         (b) In the event a shareholder proposal is intended to be presented at the Corporation's 1999 Annual Meeting of Shareholders and inclusion has not been sought in the
                  Corporation's proxy material pursuant to Rule 14a-8, the proposal must be received by the Secretary of the Corporation, Dana M. Taylor, Jr., Curtiss-Wright Corporation, Suite 501, 1200 Wall Street West, Lyndhurst, New Jersey 07071 by January 27, 1999. Pursuant to amended SEC Rule 14a-4(c)(1), the Corporation shall exercise discretionary voting authority to the extent conferred by proxy with respect to shareholder proposals received after that date.

Item 6.           EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 10 - Material Contracts

                  (i) Standard Severance Protection Agreement dated June 19, 1998 between the Registrant and Officers of the Registrant. The Agreement signed by David Lasky is attached. The other seven are substantially identical except that the signing officers were Martin R. Benante, Gary J. Benschip, Robert A. Bosi, George J. Yohrling, Gerald Nachman, Kenneth P. Slezak and Dana
                           M. Taylor, and that the contract with Dana M. Taylor was attested on behalf of Registrant by Stephen R. Bosin, Assistant Secretary.

                  (ii) Amendments to Curtiss-Wright Retirement Plan dated April 1, 1998, April 29, 1998, April 30, 1998 and
                           June 30, 1998.

                  Exhibit 27 - Financial Data Schedules (Page 41)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended June 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undesigned thereunto duly authorized.

                                                     CURTISS-WRIGHT CORPORATION
                                                            (Registrant)

                                                     By:  S/Robert A. Bosi
                                                        ----------------------
                                                          Robert A. Bosi
                                                        Vice President-Finance

                                                     By: S/Kenneth P. Slezak
                                                        ----------------------
                                                          Kenneth P. Slezak
Dated:  August 14, 1998                                      Controller