Form 10-Q
period 1998-09-30
CURTISS WRIGHT CORP
filed 1998-11-12
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Common Stock,  par value $1.00 per share:  10,203,582  shares (as of October 15,
1998)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                                3

                  Consolidated Statements of Earnings                        4

                  Consolidated Statements of Cash Flows                      5

                  Consolidated Statements of Stockholders' Equity            6

                  Notes to Consolidated Financial Statements            7 - 10

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  11 - 15

Forward-Looking Statements                                                  16


PART II - OTHER INFORMATION

Item 5 - Other Information                                                  17

Item 6 - Exhibits and Reports on Form 8-K                                   17

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                            September 30,           December 31,
                                                 1998                  1997
Assets:
  Cash and cash equivalents                   $    7,171             $    6,872
  Short-term investments                          54,832                 61,883
  Receivables, net                                51,707                 41,590
  Deferred tax asset                               7,206                  8,806
  Inventories                                     53,563                 49,723
  Other current assets                             2,082                  2,506
                                              -----------            -----------
        Total current assets                     176,561                171,380
                                                ---------              ---------
  Property, plant and equipment, at cost         234,650                219,587
 Less, accumulated depreciation                  163,256                153,704
                                                ---------              ---------
      Property, plant and equipment, net          71,394                 65,883
  Prepaid pension costs                           41,842                 38,674
 Goodwill                                         13,908                  3,797
  Other assets                                     4,869                  4,974
                                              -----------            -----------
        Total assets                            $308,574               $284,708
                                                ========               ========

Liabilities:
  Accounts payable and accrued expenses         $  27,455             $  24,540
  Dividends payable                                 1,326
  Income taxes payable                              3,477                 4,845
  Other current liabilities                        11,855                 9,244
                                                ----------           -----------
      Total current liabilities                    44,113                38,629
                                                ----------            ----------
  Long-term debt                                   10,347                10,347
  Deferred income taxes                             9,883                 8,799
  Other liabilities                                22,028                22,080
                                                ----------            ----------
      Total liabilities                            86,371                79,855
                                                ----------            ----------
Stockholders' equity:
  Common stock, $1 par value                       15,000                15,000
  Capital surplus                                  51,241                52,010
  Retained earnings                               335,561               318,474
  Unearned portion of restricted stock               (131)                 (342)
  Accumulated other comprehensive
      Income                                       (3,778)               (3,289)
                                                ----------           -----------
                                                  397,893               381,853
        Less, cost of treasury stock              175,690               177,000
                                                 ---------             ---------
    Total stockholders' equity                    222,203               204,853
                                                 ---------             ---------
    Total liabilities and stockholders' equity   $308,574              $284,708
                                                 ========              ========

                       See notes to consolidated financial
                                  statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)



                                                       Nine Months Ended                  Three Months Ended
                                                         September 30,                       September 30,
                                                     ---------------------              -------------------
                                                       1998          1997(1)              1998          1997(1)
                                                       ----          ------               ----          ------
Net sales                                            $182,854       $160,237             $62,603        $52,677
Cost of sales                                         122,132        105,466              41,752         33,675
                                                     --------      ---------            --------       --------

Gross margin                                           60,722         54,771              20,851         19,002
Research and development costs                            934          1,441                 343            495
Selling expenses                                        7,859          5,944               3,003          2,008
General and administrative                             22,126         23,606               7,412          7,979
                                                    ---------      ---------           ---------      ---------

Operating income                                       29,803         23,780              10,093          8,520

Investment income, net                                  2,311          2,488                 730            640
Rental income, net                                      2,622          2,195                 859            454
Other income (expense), net                               (31)         2,104                (110)         2,355
Interest expense                                          292            307                 107            118
                                                  -----------     ----------          ----------     ----------

Earnings before taxes                                  34,413         30,260              11,465         11,851

Provision for taxes                                    13,349         10,179               4,707           3,775
                                                    ---------      ---------           ---------       ---------

Net earnings                                         $ 21,064       $ 20,081            $  6,758        $  8,076
                                                     ========       ========            ========        ========

Weighted average number of
   common shares outstanding                           10,193         10,170              10,193          10,170
                                                   ==========      =========            ========        ========

Basic earnings per common share                         $2.07          $1.97               $0.66           $0.79
                                                        =====          =====               =====           =====

Diluted earnings per common share                       $2.04          $1.95               $0.66           $0.78
                                                        =====          =====               =====           =====

Dividends per common share                             $0.390         $0.375              $0.130          $0.125
                                                       ======         ======              ======          ======



(1) Prior year information has been restated to conform to current presentation.



                       See notes to consolidated financial
                                  statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                            Nine Months Ended
                                                               September 30
                                                             1998        1997
Cash flows from operating activities:
   Net earnings                                              $21,064    $20,081
                                                          ---------     -------
   Adjustments to reconcile net earnings to net
       cash provided by operating activities
       (net of business acquired):
          Depreciation and amortization                        7,724      7,124
          Net gains on short-term investments                   (223)    (1,309)
          Net gains on sales of excess property                          (2,008)
          Increase in deferred taxes                           2,684        714
          Changes in operating assets and liabilities:
             Proceeds from sales of trading securities       274,113    190,006
             Purchases of trading securities                (265,069)  (196,079)
             Increase in receivables                          (3,462)    (3,141)
             Increase in inventory                               629     (3,631)
             Increase (decrease) in progress payments         (2,078)       396
             Increase (decrease) in accounts payable and
                accrued expenses                                 422        907
             Increase (decrease) in income taxes payable      (1,368)       643
          Increase in other assets                            (3,145)    (2,421)
          Decrease in other liabilities                       (2,352)    (2,568)
          Other, net                                             265     (1,642)
                                                          ----------   ---------
                 Total adjustments                             8,140    (13,009)
                                                            --------   ---------
          Net cash provided by operating activities           29,204      7,072
                                                             -------   ---------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment               40      3,493
   Additions to property, plant and equipment                 (6,981)    (8,460)
   Acquisition of new businesses                             (19,313)
                                                            --------    --------
        Net cash used by investing activities                (26,254)    (4,967)
                                                            --------    --------
Cash flows from financing activities:
   Dividends paid                                             (2,651)    (2,543)
                                                             --------   --------
          Net cash used by financing activities               (2,651)    (2.543)
                                                             --------   --------
Net increase (decrease) in cash and cash equivalents             299       (438)
Cash and cash equivalents at beginning of period               6,872      6,317
                                                           ---------    --------
Cash and cash equivalents at end of period                  $  7,171    $ 5,879
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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                          Equity
                                                                                           Uearned        Adjustments
                                                                                           Portion of     from Foreign
                                                    Common     Capital       Retained      Restricted     Currency       Treasury
                                                    Stock      Surplus       Earnings      Stock Awards   Translation    Stock
December 31, 1996                                   $10,000    $57,127       $299,740      $(608)         $(1,506)       $181,390

    Net earnings                                                               27,885
    Common dividends                                                           (5,137)
    Stock dividends (two for one split)               5,000     (5,000)                                                    (4,014)
    Stock options exercised, net                                  (117)                                                      (376)
    Amortization of earned portion
      of restricted stock                                                                    266
    Translation adjustments, net                                                                           (1,783)
                                                    -------     -------      --------      ------         ---------       --------
December 31, 1997                                    15,000     52,010        318,474       (342)          (3,289)        177,000

    Net earnings                                                               21,064
    Common dividends                                                           (3,977)
    Stock options exercised, net                                  (769)                                                    (1,310)
    Amortization of earned portion
        of restricted stock                                                                  211
    Translation adjustments, net                                                                             (489)
                                                    -------    -------       --------      ------        ---------       --------
September 30, 1998                                  $15,000    $51,241       $335,561      $(131)         $(3,778)       $175,690
                                                    =======    =======       ========      ======         ========       ========



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

         On July 31, 1998, the Corporation purchased the assets of Enertech, LLC (Enertech) which distributes, represents and manufactures a number of products for sale into commercial nuclear power plants, both domestically and internationally. Enertech also provides a broad range of overhaul and maintenance services for such plants from its two principal locations in California and Georgia. Enertech has annual sales of about $25.0 million. The Corporation acquired the net assets of Enertech for approximately $15.2 million in cash of which $13.2 million was paid at closing and $2.0 million deferred to a specific future contract date subject to adjustments as provided in the agreement. The acquisition was accounted for as a purchase. The excess of purchase price over the fair value of the net assets is approximately $9.1 million and is expected to be amortized over 30 years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)




3.       RECEIVABLES

         Receivables, at September 30, 1998 and December 31, 1997, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                          (In thousands)
                                                 September 30,      December 31,
                                                     1998               1997

         Accounts receivable, billed                  $55,609          $49,110
             Less: progress payments applied           11,821           10,460
                                                     --------          --------
                                                       43,788           38,650
                                                     --------          --------
         Unbilled charges on long-term
            contracts                                  16,208           13,022
              Less: progress payments applied           6,310            8,335
                                                     --------          --------
                                                        9,898            4,687
                                                     --------          --------
         Allowance for doubtful accounts              (1,979)           (1,747)
                                                      -------          --------
         Receivables, net                             $51,707          $41,590
                                                      =======          ========

4.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 1998 and December 31, 1997 is as follows:

                                                           (In thousands)
                                                    September 30,   December 31,
                                                        1998             1997

         Raw materials                                 $  5,206        $  5,514
         Work-in-process                                 23,145          22,686
         Finished goods                                  24,617          21,782
         Inventoried costs related to U.S. Govern-
           ment and other long-term contracts             5,272           5,547
                                                      ---------        ---------
         Total inventories                               58,240          55,529
            Less: progress payments applied,
                principally related to long-term
                contracts                                 4,677           5,806
                                                      ---------        ---------
         Net inventories                                $53,563         $49,723
                                                        =======        =========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


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

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include the Sharkey Landfill Superfund Site, Parsippany, NJ, Caldwell Trucking Company Superfund Site, Fairfield, NJ, and Pfohl Brothers Landfill Site, Cheektowaga, NY, identified to date as the most significant sites. Other environmental sites in which the Corporation is involved include but are not limited to Chemsol, Inc. Superfund Site, Piscataway, NJ, and PJP Landfill, Jersey City, NJ

         The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

6.       COMPREHENSIVE INCOME

         Effective  January  1,  1998,  the  Corporation  adopted  Statement  of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income"  (SFAS  No.  130).  SFAS  No.  130  establishes  standards  for reporting and displaying changes in equity from non-owner sources. Total comprehensive income for the nine months ended September 30, 1998 and 1997 is as follows:
                                                          (In thousands)
                                                 September 30,     September 30,
                                                     1998               1997

         Net earnings                              $21,064             $20,081
                                                   -------              -------
         Equity adjustments from foreign
           currency translations                      (489)             (2,396)
         Less: Proforma tax effects                    171                 839
                                                  ---------            --------
         Net adjustments                              (318)             (1,557)
                                                  ---------            --------
         Total comprehensive income                $20,746             $18,524
                                                  =========            ========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

7.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the third quarters of 1998 and 1997 were 10 and 14, respectively, and were 138 and 135 for the nine months ended September 30, 1998 and 1997, respectively, consisting primarily of outstanding stock options. Prior year earnings per share information has been restated to reflect a 2 for 1 stock split paid December 23, 1997.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133 is
         effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

         Operating income for the third quarter of 1998 increased 18% to $10.1 million from $8.5 million for the same period of last year and sales for the quarter rose 19% to $62.6 million from $52.7 million for the prior year period. Net income, excluding a 1997 gain on the sale of excess land, rose 11% to $6.8 million or $.66 per diluted share in the 1998 third quarter from 1997 third quarter net income of $6.1 million or $.60 per share. Including the 1997 gain on the sale of land of $2.0 million, 1997's third quarter net income was $8.1 million or $.78 per share.

         Sales increases were achieved in all of the Corporation's businesses in the most recent quarter. These increases were augmented by sales from Enertech, the valve manufacturing, distribution and service concern acquired on July 31, 1998 and sales from Alpa Heat Treaters acquired on April 30, 1998.

         New orders received during the 1998 quarter declined from those received in the same 1997 period, totaling $46.3 million, compared with orders of $53.6 million received last year. The decline in orders is attributable to an unusually high level of orders received from Boeing during the 1997 quarter.

         Financial results for the first nine months of 1998 mirrored those of the third quarter with sales, operating income and net income (excluding the gain on the sale of land) all posting double-digit increases. Sales for the 1998 first nine months of $182.9 million improved 14% over 1997 nine-month sales of $160.2 million. Operating income jumped 25% to $29.8 million from $23.8 million for the comparable 1997 period. Net income rose to $21.1 million or $2.04 per diluted share, a 17% improvement over 1997 nine-month income (excluding the land sale gain) of $18.1 million or $1.78 per share. Net income for the 1997 nine-month period was $20.1 million or $1.95 per diluted share.

Operating Performance
         The Corporation's metal-treating business continues to achieve substantial increases in sales for 1998, as compared with the prior year. Sales improved 14% for the third quarter of 1998, reflecting increases in applications, particularly in aerospace, oil tool, petro-chemical and other industrial markets, worldwide. In addition, sales for the third quarter of 1998 benefited from contributions of an additional heat treating facility in York, Pennsylvania acquired in April 1998. For the first nine months of 1998, sales improvements also reflect newly opened facilities in Germany, England and Kansas. Operating income of this business also improved over the prior year for both the third quarter and first nine months of 1998, reflecting improved sales in traditional markets, growth in servicing flapper valve components, lower overhead costs and a reduction in start-up costs from new facilities.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         The Company's flow control product lines posted increases in sales and operating income when comparing the third quarter and first nine-month periods of 1998 with those of 1997. These sales increases largely reflect the July 1998 acquisition of Enertech, LLC. Enertech manufactures, distributes and represents a number of products for sale into commercial nuclear power plants, both domestically and internationally, and provides a broad range of overhaul and maintenance services for such plants. In 1998, sales of commercial valve products increased reflecting work performed for a foreign nuclear power plant under a contract received in late 1997. Operating earnings for the nine-month period also benefited from improved cost performance on valve remakes and upgrade programs. While the Asian financial situation has not had an adverse effect on this business, the Corporation anticipates some slow-downs or stretch-outs in orders from this area in the future.

         Sales generated from our aerospace product lines posted increases in the third quarter of 1998, as compared with the third quarter of 1997, primarily reflecting the continued high level of original equipment manufactured (OEM) products for Boeing. Sales of actuation components and systems for commercial customers increased in the nine-month 1998 period for the same reason and operating income attributable to this commercial business increased in conjunction with these sales increases. However, as we approach the projected peak of the jetliner production cycle, we continue to experience a number of cost and efficiency issues in this business. Sales of military actuation products improved slightly in the third quarter of 1998, as increased sales generated by the initial lot for the F-18 LEX program were largely offset by declines in revenue from the F-22 and F-16 programs. Sales of military actuation products for the first nine months of 1998 were slightly below those of 1997, as sales benefits from the completion of "safety of flight testing" on F-22 components early in 1998 were offset by the end of an F-16 retrofit shaft contract and lower foreign military sale procurements. During this nine-month period the Corporation's military OEM production programs have experienced inefficiencies, higher- than-expected manufacturing costs and provisions for higher anticipated costs related to development program test efforts. Sales of aerospace component overhaul services to foreign regions, while slightly below expectations, have been steady in 1998 and are above 1997 levels for the third quarter and first nine-month periods. The economic problems of foreign regions, including Asia, have not had an adverse impact on current performance. Over the first nine-months period of 1998, the Company's sales of overhaul and repair services in the aggregate have improved 8% compared with the prior year period.

Non-Operating Revenues and Costs
         Non-operating revenues for the first nine months of 1998 totaled $4.9 million compared to $6.8 million for the same period 1997. In the third quarter of 1998 such revenues totaled $1.3 million against $3.4 million in the 1997 quarter. In the third quarter of 1997 Curtiss-Wright sold 688 acres of excess property at two locations. The gain from the sale of those two parcels of property net of tax was approximately $2.0 million or $.20 per share (adjusting for the stock split).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         Curtiss-Wright's performance for the third quarter and nine-month periods of 1998 and 1997 has been hampered by significantly higher administrative costs related to a lawsuit the Company has been pursuing. The goal of this litigation is to obtain insurance reimbursement of a substantial portion of the environmental expenses the Corporation has incurred over the past decade and a half. All pre-trial discovery in this matter has now been completed, and the Company is seeking to move it to the trial stage.

         The Corporation's administrative costs in the first nine months of 1998 were reduced $3.2 million by accrued income generated from the Corporation's over funded Pension Plan. In that period of 1997, accrued income from the Plan totaled $2.6 million.

 CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources
         The Corporation's working capital declined during the third quarter from the June total of $139.6 million to $132.4 million, approximately the same level as the December 1997 year-end amount of $132.8 million. The current ratio at September 30, 1998 of 4.0 to 1 was reduced from the June 30, 1998 ratio of
4.4 to 1.

         The change in working capital for the nine months 1998 period includes a $6.8 million decrease in cash, cash equivalents and short-term investments reflecting the $13.2 million expended in account of the acquisition of Enertech and the $6.1 million spent in connection with Alpha Heat Treaters. Net billed and unbilled receivables increased due to lower progress payments received and higher sales for the quarter, in part from the Enertech acquisiton. The increase in inventory is attributable primarily to Enertech also.

         The Corporation continues to maintain its $22.5 million revolving credit lending facility and its $22.5 million short-term credit agreement, which provide additional sources of capital to the Corporation. The revolving credit agreement, of which $11.0 million remains unused at September 30, 1998, encompasses various letters of credit issued primarily in connection with outstanding industrial revenue bonds. There were no cash borrowings during the first nine months of 1998 and no outstanding balances for borrowed funds under the agreement at September 30, 1998.

         During the first nine months of 1998, internally generated funds were adequate to meet capital expenditures of $7.0 million. Expenditures were primarily for machinery and equipment needed for the expansion of our metal treating operations. Internally generated funds were also used for the April 1998 purchase of Alpha Heat Treaters, and the July 1998 purchase of Enertech. Approximately $5 million of capital expenditures are anticipated for the balance of the year to be used primarily for purchasing machinery and equipment for our operations. An additional $.5 million of expenditures connected with environmental remediation programs at the Corporation's Wood-Ridge, New Jersey Business Complex are anticipated for the balance of 1998.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


Recently Issued Accounting Standards
         As discussed in Note 7 to the Consolidated Financial Statements, the Corporation is reviewing the requirements for the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." It is anticipated that the Statement will not have a material effect on the Corporation's results of operations or financial condition due to Curtiss-Wright's limited use of derivative instruments. The Statement is effective for the Corporation beginning January 1, 2000.

Year 2000
         As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

         The Company and each of its operating units are in the process of implementing a Y2K program with the objective of having all of their business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Y2K issue before January 1,2000. Each operating entity of the company is in a different stage of readiness. The scope of work includes ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms, non- information technology software and equipment and addressing key suppliers and customers.

         The first component of the readiness program was to identify the internal business systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete.

         The second component of the Y2K readiness program involves the actual remediation and replacement of business systems. The Company is using both internal and external resources to identify Y2K non-compliance problems, modify code and test the modification. Those business systems considered most critical to continuing operations are being given the highest priority. In some cases, non-compliant software and hardware will be replaced. Based on the current schedule, the Company expects to be in full compliance with its internal business systems during 1999.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         As part of the Y2K readiness program, significant service providers, vendors, suppliers and customers that are believed to be critical to on-going business operations have been identified and contacted in an attempt to ascertain their stage of readiness through questionnaires and other available means. To the extent that responses to Y2K readiness are unsatisfactory, the Company intends to seek alternative suppliers, service providers or contractors who have demonstrated Y2K readiness. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Y2K compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

         Concurrently, with the Y2K readiness measures described above, the Company and its operating units are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue and are developing cost estimates for such plans.

         It is currently estimated that the incremental costs of the Company's Y2K remediation efforts will be approximately $.3 million of which approximately $.1 million has been spent. These costs are being expensed as they are incurred. The costs associated with the replacement of computerized systems and hardware are currently estimated to be $.3 million, which would be capitalized. These amounts do not include any costs associated with the implementation of contingency plans which are in the process of being developed.

         The Company's Y2K readiness program is an on-going process and the estimates of costs and completion dates are subject to change.

Euro Conversion
         Curtiss-Wright operates in Europe through metal treatment and overhaul and repair service facilities located in the United Kingdom, France, Germany, Belgium and Denmark. On January 1, 1999, eleven participating members of the European Monetary Union will establish fixed conversion rates between their exisiting currencies and the Euro. Existing currencies will continue to be used as legal tender through January 1, 2002. Thereafter, those currencies will be cancelled and replaced solely by Euro notes and coinage. At this time the United Kingdom, the source of most of the Corporation's european sales, is not participating in this change. The Corporation anticipates that the Euro conversion will not have a material adverse impact on its financial condition, results of operations or liquidity.

                           FORWARD-LOOKING STATEMENTS



         Because forward-looking statements involve risks and uncertainties, actual results may differ materially from those which are expressed or implied. Such statements in this report include those contained in (a) environmental costs referred to in the Environmental Matters note to the Consolidated Financial Statements and in the Results of Operations portion of the Management Discussion and Analysis ("MD&A") section hereof, (b) projections relative to the costs of compliance with SFAS No. 133, referred to in a note to the Consolidated Financial Statements and in the Results of Operations portion of the MD&A section hereof, (c) information relating to future capital expenditures contained in the Changes in Financial Condition portion of the MD&A section hereof, (d) comments regarding the impact of the financial situation in Asia referred to in the Results of Operations portion of the MD&A section hereof, (e) projections relative to the cost of compliance with Year 2000 issues in the MD&A section hereof and (f) projection relative to the cost of Euro conversion in the MD&A section hereof. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) unanticipated environmental remediation expenses or claims;
(ii) a reduction in anticipated orders; (iii) an economic downturn; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of aerospace and industrial companies.

                           PART II - OTHER INFORMATION


Item 5.           OTHER INFORMATION

         (a) On October 26, 1998, the Board of Directors of Curtiss-Wright Corporation approved a stock repurchase program. Under this program the Company is authorized to purchase up to 300,000 shares or approximately 3% of its common stock outstanding. Purchases were authorized to be made from time to time in the open market or privately negotiated transactions, depending on market or other conditions.

          (b) On November 2, 1998, Curtiss-Wright announced it had reached a definitive agreement to acquire 100% of the shares of SIG Drives Technology Ltd., a unit of SIG Swiss Industrial Company Group (SIG). The transaction is expected to close on or about December 31, 1998.

                  SIG Drive Technology (SDT), headquartered in Neuhausen am Rheinfall, Switzerland, is a leading provider of high-technology drive solutions for three principal markets; commercial marine propulsion, train and military vehicles. SDT's overall sales are expected to exceed $20 million in 1999 with a current backlog of over $40 million. SDT provides electrohydraulic actuation. SDT also provides an array of proprietary drive system technologies and system integration capabilities the Corporation can supply to existing customers and introduce us to new markets world-wide.


Item 6.           EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedules (Page 19)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undesigned thereunto duly authorized.

                                               CURTISS-WRIGHT CORPORATION
                                                       (Registrant)



                                                By: s/Robert A. Bosi
                                                   ------------------------
                                                   Robert A. Bosi
                                                   Vice President - Finance



                                                By: s/Kenneth P. Slezak
                                                   ------------------------
                                                   Kenneth P. Slezak
                                                   Controller

Dated: November 12, 1998