Form 10-K
period 1998-12-31
CURTISS WRIGHT CORP
filed 1999-03-31
CIK 26324

Page 1 of __
                                                          Exhibit Index - Page__

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                    [ ] TRANSITION REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 For the transition period
                             from _______ to _______

Commission File Number 1-134
                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                           13-0612970
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)

1200 Wall Street West, Lyndhurst, N.J.                         07071
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (201) 896-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                        on which registered
     ------------------------                     ------------------------
Common Stock, par value $1 per share               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $160,290,059 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 24, 1999 of $32.1875).

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                   Number of Shares
         Class                               Outstanding at March  24 , 1999
         -----                               -------------------------------

Common Stock, par value $1 per share                   10,186,420

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

                           FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain "forward looking" information. Examples of forward looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Such statements in this Report include, without limitation, those contained in (a) Item 1. Business, (b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of companies operating in the Corporation's Segments.

Introduction
------------
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Form 10-K Annual Report for the fiscal year ended December 31, 1998. References in the text to the "Corporation," "Company," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Company's "Annual Report" are to its 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

                                     PART I
Item 1. Business.
-----------------
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. During 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." (SFAS No. 131). Consistent with the requirements of SFAS No. 131, the Company now reports its operations in three segments: Precision Manufacturing Products & Services, Actuation and Control Products & Services, and Flow Control Products & Services.

                   Precision Manufacturing Products & Services
                   -------------------------------------------
     Curtiss-Wright provides approximately 50 metal-treating services in this Segment which are described on page 8 in the Company's Annual Report, such description being incorporated by reference in this Form 10-K. These processes are used principally to improve the strength and durability of metal parts. They are also used to form curvatures in metal panels which are assembled as wingskins of commercial and military planes, and to manufacture valve reeds used in compressors. The Corporation provides these services for a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil, petrochemical, metal working, and other industries. Operations are conducted from 36 facilities located in the United States, Canada, England, France, Germany, and Belgium.
     The services and products of this Segment are marketed directly by employees of the Company. Although numerous companies compete with the Company in this field, and many customers for the services provided have the resources to perform such services themselves, Curtiss-Wright believes that its greater technical know-how and superior quality provide it with a competitive advantage. The Corporation also competes on the basis of quality, service and price.
     The backlog of this Segment as of January 31, 1999 was $1.4 million, as compared with $.3 million as of January 31, 1998. All of such backlog is expected to be shipped in the first quarter of 1999. The business of this Segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the Segment is not materially dependent upon any single source of supply. No single customer accounted for 10% or more of total sales in 1998, 1997 and 1996 and the active customer base numbers in excess 5,000.

                    Actuation and Control Products & Services
                    -----------------------------------------
     The Corporation designs, develops and manufactures flight control actuation systems and components for the aerospace industry. Manufactured products offered consist of electro-mechanical and hydro-mechanical actuation components and systems which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors or other devices used on aircraft. They include actuators and control systems for the Boeing 737, 747, 757, 767 and 777 jet airliners, the Lockheed Martin F-16 Falcon fighter, the Boeing F/A-18 fighter, the F-22 Raptor fighter jointly developed by Lockheed Martin and Boeing, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Corporation also is designing wing flap actuators for business jet aircraft.
     With the acquisition on December 31, 1998 of SIG Antriebstechnik AG*, the Company also offers electro-mechanical and electro-hydraulic actuation components and systems including electronic controls to the military tracked and wheeled vehicle, high speed railroad train, and commercial marine propulsion markets. These products primarily involve the design and manufacture of drives and suspension systems for armored military vehicles sold to defense equipment manufacturers and tilting systems for high speed railway car applications, in each case to overseas markets.
---------------
* Merged into Curtiss-Wright Antriebstechnik GmbH (Curtiss-Wright Drive Technology) effective March 19, 1999.

     The actuation and control products and services of this Segment are marketed directly to customers by employees of the Corporation. These products are sold in competition with a number of other system suppliers, most of which have broader product lines and financial, technical, and human resources greater than those of the Company. Competition is primarily on the basis of engineering capability, quality and price and is directed to the placement of systems to perform control and actuation functions on the limited number of new production programs.
     As a related service within this Segment, Curtiss-Wright also provides commercial airlines, the military and general aviation customers with component overhaul and repair services. The Corporation overhauls a variety of hydraulic, pneumatic, mechanical, electro-mechanical, electrical and electronic components found on Boeing, Lockheed Martin, Airbus and other aircraft. The Corporation provides these services from facilities in Shelby, North Carolina, Miami, Florida, Karup, Denmark, and a marketing and distribution facility in Singapore.
     This Segment's overhaul services are sold in competition with a number of other overhaul and repair providers. Competition in the overhaul business is based upon quality, delivery and price. Marketing is accomplished through sales representatives and by direct sales.
     The Company sells a commercial rescue tool using its Power Hinge"(TM) aerospace technology under the trademark Power Hawk(R). Various accessories and related equipment are also offered. The primary use for this tool is the extrication of automobile accident victims.
     Sales by this Segment to the Boeing Company in 1998, 1997, and 1996 were $39.3, $32.0 and $17.4 million, respectively. This Segment would be adversely affected by the loss of this customer. U.S. Government direct and end use sales of this Segment in 1998, 1997 and 1996 were $19.7, $20.1 and $19.3 million, respectively. This Segment would be adversely affected by the loss of this business.
     The backlog of this Segment as of January 31, 1999 was $143.0 million as compared with $120.7 million as of January 31, 1998. Of the January 31, 1999 amount, approximately 75% is expected to be shipped during 1999. None of the business of this Segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

                        Flow Control Products & Services
                        --------------------------------
     The Corporation designs, manufactures, refurbishes and tests highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases and to provide safety relief in high pressure applications. It also supplies actuators and controllers for its own valves as well as for valves manufactured by others. The primary customers for the Corporation's valves are the U.S. Navy, which uses them in nuclear propulsion systems, and owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. All of the new nuclear plants are outside the U.S. and recent sales for such plants have been to Korea and Taiwan. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U.S. Navy and for new power plants is characterized by long lead times from order placement to delivery.
     As a result of the acquisition of Enertech, LLC in July 1998 the Company also designs, manufactures and distributes additional flow control products for sale into commercial nuclear power plants, both domestically and internationally, and it also distributes flow control products made by other manufacturers. Enertech's product lines include: snubbers, advanced valves, valve actuators, test and diagnostic equipment, as well as related diagnostic services. In addition, the Company now provides training, on-site services, staff augmentation and engineering programs relating to nuclear power plants. The Company also provides hydraulic power units and components primarily for the automotive and entertainment industries.
     Strong competition in flow control products and services is encountered primarily from a large number of domestic and foreign sources in the commercial market. Sales to commercial users are accomplished through independent marketing representatives and by direct sales. These products and services are sold to customers who are sophisticated and demanding. Performance, quality, technology, delivery and price are the principal areas of competition.
     The backlog of this Segment as of January 31, 1999 was $55.2 million as compared with $42.5 million as of January 31, 1998. Of the January 31, 1999 amount, approximately 54% is expected to be shipped during 1999. Approximately 60% of this Segment's backlog is composed of orders with the U.S. Navy through its prime contractor, the Plant Apparatus Division of Westinghouse Electric Company, a division of CBS. Inc. The loss of this customer would have a significant adverse impact on the business of this Segment.
     None of the business of this Segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

                                Other Information
                                ------------------
Government Sales
----------------
     In 1998, 1997 and 1996, direct sales to the United States Government and sales for United States Government end use aggregated 17%, 20% and 23% respectively, of total sales for all Segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.

     In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the Government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work done, consistent with regulations of the United States Government. Subcontracts for Navy nuclear valves usually provide that Curtiss-Wright must absorb most of any overrun of "target" costs. In the event that there is a cost underrun, however, the customer is to recoup a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.
     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States Government prime contracts or subcontracts, they are secured by a lien in favor of the Government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 4 and 5 to the Consolidated Financial Statements, on pages 25 and 28 of the Annual Report, which notes are incorporated by reference in this Form 10-K Annual Report.) In the case of most valve products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures sponsored by the Corporation amounted to $1,346,000 in 1998 as compared with $1,877,000 in 1997 and $997,000 in 1996.
During 1998, Curtiss-Wright spent an additional $7,615,000 for customer-sponsored development work as compared with $12,403,000 in 1997 and $15,248,000 in 1996. The Corporation owns and is licensed under a number of

United States and foreign patents and patent applications which have been obtained or filed over a period of years. Curtiss-Wright does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates. Environmental Protection
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in the material in Notes 1.H and 11 to the Consolidated Financial Statements which appears on pages 25 and 32 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
---------
     At the end of 1998, the Corporation had 2,050 employees, 305 of which were represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
-----------------------------
     The industry segment information is described in the material in Note 14 to the Consolidated Financial Statements, which appears on pages 34 to 36 of the Registrant's Annual Report, and is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Corporation has been derived from foreign operations of the Precision Manufacturing and Services Segment. The Company does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
--------------------
     The principal physical properties of the Corporation and its subsidiaries are described below:

                                                            Owned/
Location                      Description(1)                Leased                       Principal Use

Fairfield,                    450,000                       Owned(2)                     Actuation and Control
New Jersey                    sq. ft. on 26.7 acres                                      Products & Services segment

Brampton, Ontario, Canada     87,000 sq. ft. on 8 acres     Owned                        Precision Manufacturing
                                                                                         Products & Services segment

East Farmingdale, New York    215,000 sq. ft. on 11 acres   Owned(3)                     Flow Control Products &
                                                                                         Services segment

Shelby, North Carolina        121,000 sq. ft. on 29 acres   Owned                        Actuation and Control
                                                                                         Products & Services segment

Miami, Florida                65,000 sq. ft. on 2.6 acres   Leased                       Actuation and Control
                                                                                         Products & Services segment

Columbus, Ohio                75,000 sq. ft. on 9 acres     Owned                        Precision Manufacturing
                                                                                         Products & Service segment

Deeside, Wales United         81,000 sq. ft. on 2.2 acres   Owned                        Precision Manufacturing
Kingdom                                                                                  Products & Services segment

Brea, California              30,550 sq. ft. on 1.76 acres  Leased                       Flow Control Products &
                                                                                         Services segment

Neuhausen am Rheinfall,       40,100 sq. ft. within a       Leased                       Actuation and Control
Switzerland                   business complex                                           Products & Services segment

(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

(2) Approximately 50,000 square feet are leased to other parties. 197,000 square feet are vacant and available for lease and 101,000 square feet are being made available for lease.

(3) Title to approximately six acres of land and the building located thereon is held by the Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond.

     In addition to the properties listed above, the Corporation leases an aggregate of approximately 375,000 square feet of space at twenty-three different locations in the United States and England and owns buildings encompassing about 294,100 square feet in fourteen different locations in the United States, France, Germany, Belgium and England. None of these properties individually is material to the Company's business. It also leases a 25,000 square foot building in Lattimore, North Carolina, for warehouse purposes; 8,000 square feet of space in Karup, Denmark, for the Actuation and Control Products & Services Segment; 2,000 square feet of space in Suwanee, Georgia, for the Flow Control Products & Services Segment; and 1,150 square feet of space in Singapore for the Actuation and Control Products & Services Segment.
     The Corporation also owns a multi-tenant industrial rental facility located in Wood-Ridge, New Jersey encompassing 2,322,000 square feet on 144 acres. The former manufacturing facility has approximately 2,260,000 square feet leased to other parties with the remaining 62,000 square feet vacant and available for lease. Additionally, Curtiss-Wright leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.
     It is the Corporation's opinion that the buildings on the properties referred to in this Item generally are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them.
     The following undeveloped tracts, owned by the Registrant, are not attributable to a particular Segment and are being held for sale: Hardwick Township, New Jersey, 23 acres; Fairfield, New Jersey, 12.3 acres subdivided from the Fairfield, New Jersey facility's property; and Perico Island, Florida, 112 acres, the bulk of which is below water. The Corporation owns approximately
7.4 acres of land in Lyndhurst, New Jersey, which is leased, on a long-term basis, to the owner of the commercial building located on the land. Item 3. Legal Proceedings.
     In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits and contingent liabilities. The Corporation does not believe that disposition of any of these matters will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------
         Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Stock
         And Related Stockholder Matters.
--------------------------------------------
     See the information contained in the Registrant's Annual Report on the inside back cover under the captions "Common Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of Registrant was 3,973 as of March 24, 1999.

Item 6. Selected Financial Data.
--------------------------------
     See the information contained in the Registrant's Annual Report on page 16 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
----------------------------------------------
     See the information contained in the Registrant's Annual Report at pages 17 through 20, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference. The information included therein under the subheading "Year 2000" shall be considered "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
     The Corporation is exposed to certain market risk from changes in interest rates and foreign currency exchange rates as a result of its global operating and financing activities. However, the Corporation seeks to minimize the risks from these interest rate and foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Corporation did not use such instruments for trading or other speculative purposes and did not use leverage derivative financial instruments during the year ended December 31, 1998. Information regarding the Corporation's accounting policy on financial instruments is contained in Note 1.G to the Consolidated Financial Statements on page 26 of the Annual Report, which is incorporated by reference in this Form 10-K Annual Report.
     The Corporation's market risk for a change in interest rates relates primarily to the debt obligations. Approximately 46% of the Corporation's debt at December 31, 1998 and 100% of the December 31, 1997 debt is comprised of Industrial Revenue Bond financing. As described in Note 8 to the Consolidated Financial Statements, which is incorporated by reference in this Form
10-K Annual Report, the Corporation borrowed variable rate debt under its short-term credit agreement and revolving credit agreement aggregating 31,000,000 Swiss Francs arising out of the December 31, 1998 purchase of SIG Antriebstechnik AG to mitigate its currency exposure.
     Financial instruments expose the Corporation to counterparty credit risk for nonperformance and to market risk for changes in interest and currency rates. The Corporation manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. The Corporation monitors the impact of market risk on the fair value and cash flows of its investments by considering reasonably possible changes in interest rates and by limiting the amount of potential interest and currency rate exposures to amounts that are not material to the Corporation's consolidated results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
     The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

     Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996, page 22.

     Consolidated Balance Sheets at December 31, 1998 and 1997, page 23.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, page 24.

     Consolidated Statements of Stockholder's Equity for the years ended December 31, 1998, 1997 and 1996, page 25.

     Notes to Consolidated Financial Statements, pages 26 through 37, inclusive, and Quarterly Results of Operations on page 35.

     Report of Independent Accountants for the three years ended December 31, 1998, 1997 and 1996, page 21.

Item 9. Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure
------------------------------------------------
         Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers
         Of the Registrant
----------------------------
     Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

Executive Officers of the Registrant.

     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

Name                              Principal Occupation                                             Age
                                  And Employment
David Lasky                       Chairman (since May 1995) and President                          66

Gerald Nachman                    Executive Vice President; President of Metal Improvement         69
                                  Company, Inc., a wholly owned subsidiary

George J. Yohrling                Vice President; President, Curtiss-Wright Flight Systems,        58
                                  Inc., a wholly-owned subsidiary, since April 1998; Executive
                                  Vice President for Aerospace Operations of Curtiss Wright
                                  Flight Systems, Inc. from April 1997 to April 1998,
                                  Senior Vice President from July 1996 to April 1997
                                  of Curtiss Wright Flight Systems, Inc.;
                                  previously Vice President and General Manager of
                                  Curtiss-Wright Flight Systems/Shelby, Inc., then a
                                  wholly-owned subsidiary.

Martin A. Benante                 Vice President (since April 1996); President (since March        46
                                  1995) of Curtiss-Wright Flow Control Corporation ("CWFC") a
                                  wholly-owned subsidiary; previously Vice President/General
                                  Manager of CWFC.

Robert A. Bosi                    Vice President-Finance                                           43

Dana M. Taylor, Jr.*              Secretary, General Counsel                                       66

Gary J. Benschip                  Treasurer                                                        51

Kenneth P. Slezak                 Controller                                                       47

*Effective March 12, 1999, Mr. Taylor retired as Secretary and General Counsel of the Corporation. Brian D. O'Neill, age 49, Assistant Secretary of the Corporation asof September 14, 1998 assumed the positions of Acting General Counsel of the Corporation effective March 15, 1999. Mr. O'Neill has been an attorney with the Company since 1980, holding the positions of Assistant General Counsel from November 1997 to March 1999 and Associate General Counsel from July 1992 to November 1997.

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

             Section 16a Beneficial Ownership Reporting Compliance
             -----------------------------------------------------
Dana M. Taylor, Jr., Secretary and General Counsel of the Registrant during the 1998 fiscal year, did not timely file a Form 4 report to report the grant of options in November 1998, pursuant to the Corporation's 1995 Long-Term Incentive Plan, to purchase 2,935 shares of the Corporation's common stock.

Item 11. Executive Compensation
-------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management.
---------------------------------
     See the following portions of the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the material under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) the material included under the caption "Election of Directors."

Item 13. Certain Relationships and Related Transactions.
------------------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K.
------------------------------------------
(a)(1)   Financial Statements:

         The following Consolidated Financial Statements of Registrant and supplementary financial information, included in Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996

         (ii)   Consolidated Balance Sheets at December 31, 1998 and 1997

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

         (iv)  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

         (v)   Notes to Consolidated Financial Statements

         (vi) Report of Independent Accountants for the years ended December 31, 1998, 1997 and 1996

(a)(2)   Financial Statement Schedules:

The  items  listed  below are  presented  herein on pages 24 and 25 of this Form
10-K.

              Report of Independent Accountants on Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3)   Exhibits:

                  (3)(i) Restated Certificate of Incorporation as amended May 8, 1987 (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-Q Report for the quarter ended June 30, 1987). Restated Certificate of Incorporation as amended through April 18, 1997 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

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

                  (4)(ii) Revolving Credit Agreement dated October 29, 1991 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A. Article I Definitions, Section
                           1.01 Certain Definitions; Article VII Negative Covenants, Section 7.07, Limitation on Dividends and Stock Acquisitions (incorporated by reference to
                           Exhibit 10(b), to Registrant's Form 10-Q Report for the quarter ended September 30, 1991). Amendment No. 1 dated January 7, 1992 and Amendment No. 2 dated October 1, 1992 to said Agreement (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1993). Third Amendment to Credit Agreement dated as of October 29, 1994 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Fourth Amendment to Credit Agreement dated as of October 29, 1996 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996). Fifth Amendment to Credit Agreement dated as of October 29, 1997 (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1997). Sixth Amendment to Credit Agreement dated as of October 29, 1998, filed herewith. Seventh Amendment to Credit Agreement dated as of December 28, 1998, filed herewith. Eighth Amendment to Credit Agreement and Waiver dated as of January 26, 1999, filed herewith.

                  (4)(iii) Short-Term  Credit  Agreement dated as of October 29,
                           1994 among Curtiss-Wright Corporation, as Borrower, the Lender Parties and Mellon Bank, N.A., as Agent (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). First Amendment to Short Term Credit Agreement dated as of October 26, 1996 (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996). Second Amendment to Short-Term Credit Agreement dated as of October 24, 1997 (incorporated by reference to Exhibit 4(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997). Third Amendment to Short Term Credit Agreement dated as of October 23, 1998, filed herewith. Fourth Amendment to Short Term Credit Agreement dated as of December 28, 1998, filed herewith.

         (10)      Material Contracts:

                  (i)      Modified  Incentive  Compensation  Plan,  as  amended
                           November  9,  1989   (incorporated  by  reference  to
                           Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).*

                  (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995).*

                  (iii) Standard Severance Agreement with Officers of Curtiss-Wright (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).*

                  (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Form 10-Q Report for the quarter ended June 30, 1997).*

                  (v) Curtiss-Wright Corporation Retirement Plan as amended through August 1, 1997; Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997; Fifth Amendment to the Curtiss-Wright Corporation Retirement Plan dated January 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Amendments to Curtiss-Wright Retirement Plan dated April 1, 1998, April 20, 1998, April 30, 1998 and June 30, 1998
                           (incorporated by reference to Exhibit a(ii) to Registrant's Quarterly Report for the quarter ended June 30, 1998).*

                  (vi) Curtiss-Wright Corporation Savings and Investment Plan dated March 1, 1995 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).*

                  (vii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996).*

                  (viii) Curtiss-Wright Corporation Executive Deferred Compensation Plan effective November 18, 1997 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

                  (ix) Standard Severance Protection Agreement dated June 19, 1998 between the Registrant and Officers of the Registrant (incorporated by reference to Exhibit A(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

                  (x) Trust Agreement dated January 20, 1998 by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*

         (13)      Annual Report to Stockholders for the year ended December 31,
                   1998

         (21)      Subsidiaries of the Registrant

         (23) Consents of Experts and Counsel - see Consent of Independent Accountants

         (27)      Financial Data Schedule

-----------
*Management contract or compensatory plan or arrangement

(b)       Reports on Form 8-K

          No report on Form 8-K was filed during the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CURTISS-WRIGHT CORPORATION
                                                     (Registrant)


                                               By:  /s/ David Lasky
                                                  ---------------------
                                                  David Lasky
                                                  Chairman and President

Date:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 1999                           By:  /s/ Robert A. Bosi
                                                  ----------------------
                                                  Robert A. Bosi
                                                  Vice President - Finance

Date: March 29, 1999                           By:  /s/ Kenneth P. Slezak
                                                  -----------------------
                                                  Kenneth P. Slezak
                                                  Controller

Date: March 29, 1999                           By:  /s/ Thomas R. Berner
                                                  -----------------------
                                                  Thomas R. Berner
                                                  Director

Date: March 29, 1999                           By:  /s/ James B.Busey
                                                  -----------------------
                                                  James B. Busey IV
                                                  Director

Date: March 29, 1999                           By:  /s/ David Lasky
                                                  -----------------------
                                                  David Lasky
                                                  Director

Date: March 29, 1999                           By:  /s/ William B. Mitchell
                                                  -------------------------
                                                  William B. Mitchell
                                                  Director

Date: March 29, 1999                           By:  /s/ John R. Myers
                                                  ------------------------
                                                  John R. Myers
                                                  Director

Date: March 29, 1999                           By:  /s/ William W. Sihler
                                                  -----------------------
                                                  William W. Sihler
                                                  Director

Date: March 29, 1999                           By:  /s/ J. McLain Stewart
                                                  -----------------------
                                                  J. McLain Stewart
                                                  Director

PRICEWATERHOUSECOOPERS LLP [LOGO]

                                                  PricewaterhouseCoopers LLP
                                                  400 Campus Drive
                                                  P.O. Box 988
                                                  Florham Park, NJ  07932
                                                  Telephone (973) 236 4000
                                                  Facsimile (973) 236 5000



                      REPORT ON INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



Our audits of the consolidated financial statements referred to in our report dated February 1, 1999 appearing on page 21 of the Curtiss-Wright Corporation 1998 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.














/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
February 1, 1999

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                        Additions

                               Balance at        Charged to     Charged to Other                    Balance at
                                Beginning        Costs and         Accounts -     Deductions -       End of
Description                     of Period         Expenses          Describe      Describe           Period
Deducted from assets
 to which they apply:

Reserves for doubtful
 accounts and notes:

Year-ended December 31, 1998        $1,747        $352           $ 20(A)          $  209           $1,910
                                    ======        ====           =======          ======           ======

Year-ended December 31, 1997        $1,557        $596                            $  406           $1,747
                                    ======        ====                            ======           ======

Year-ended December 31, 1996        $  760        $506           $300(B)          $    9           $1,557
                                    ======        ====           ========         ======           ======

Deferred tax asset valuation
 allowance:

Year-ended December 31, 1998        $   -         $ -                             $    -           $   -
                                    ======        ====                            ======           ======
1998

Year-ended December 31, 1997        $1,212        $ -                             $1,212(C)        $   -
                                    ======        ====                            ======           ======

Year-ended December 31, 1996        $1,094        $171                            $  289(D)        $1,212
                                    ======        ====                            ======           ======


Notes:
(A) Acquired from the Purchase of Enertech business.
(B) Acquired from the purchase of Accessory Services business.
(C) Expiration of available capital loss carry forwards.
(D) Utilization of tax benefits under capital-loss carryforward.

                                  EXHIBIT INDEX

                        The following is an index of the
                       exhibits included in this report or
                        incorporated herein by reference.

Exhibit                              Name                                   Page
   No.

(3)(i)      Restated Certificate of Incorporation as amended May 8, 1987     *
            (incorporated by reference to Exhibit 3(a) to Registrant's
            Form 10-Q Report for the quarter ended June 30, 1987).
            Restated Certificate of Incorporation as amended through April 18, 1997 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

(3)(ii)     By-Laws as amended through January 30, 1997 (incorporated        *
            by reference to Exhibit 3(ii) to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1996).

(4)(i)      Agreement to furnish to the Commission upon request, a copy      *
            of any long term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit
            4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

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

            Third Amendment to Credit Agreement dated as of October         *
            29, 1994 (incorporated by * reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

            Fourth Amendment to Credit Agreement dated as of October        *
            29, 1996 (incorporated by * reference to Exhibit 4(ii) to Registrant's Annual Report for the fiscal year ended
            December 31, 1996).

            Fifth Amendment to Credit Agreement dated as of October        *
            29, 1997 (incorporated by * reference to Exhibit 4(ii) to Registrant's Annual Report for the fiscal year ended
            December 31, 1997).

            Sixth Amendment to Credit Agreement dated as of October 29, 1998, filed herewith. Seventh Amendment to Credit Agreement dated as of December 28, 1998, filed herewith. Eighth Amendment to Credit Agreement and Waiver dated as of January 26, 1999, filed herewith.

(4)(iii)    Short-Term Credit Agreement dated as of October 29, 1994       *
            among Curtiss-Wright Corporation, as Borrower, the Lenders parties and Mellon Bank, N.A. (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1994).

            First  Amendment to Short Term Credit  Agreement dated as      *
            of October 26, 1996 (incorporated by reference to Exhibit
            4(iii) to Registrant's 10-K for the year ended December
            31, 1996).

            Second Amendment to Short-Term Credit Agreement dated as       *
            of October 24, 1997 (incorporated by reference to Exhibit
            4(iii) to Registrant's Annual Report for the fiscal year ended December 31, 1997).

            Third Amendment to Short Term Credit Agreement dated as of October 23, 1998, filed herewith. Fourth Amendment to
            Short Term Credit Agreement dated as of December 28, 1998, filed herewith.

10(i)**     Modified Incentive Compensation Plan, as amended November      *
            9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended
            September 30, 1989).

(10)(ii)**  Curtiss-Wright Corporation 1995 Long-Term Incentive Plan       *
            (incorporated by * reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995).

(10)(iii)** Standard Severance Agreement with Officers of Curtiss-Wright   *
            (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K Report for the year ended December 31, 1991).

(10)(iv)**  Curtiss-Wright  Corporation  Retirement Benefits Restoration   *
            Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q Report for the quarter ended June 30, 1997).

(10)(v)** Curtiss-Wright Corporation Retirement Plan as amended through * August 1, 1997; Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997; Fifth Amendment to the Curtiss-Wright Corporation Retirement
            Plan dated January 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Amendments to Curtiss-Wright
            Retirement Plan dated April 1, 1998, April 20, 1998, April
            30, 1998 and June 30, 1998 (incorporated by reference to
            Exhibit a(ii) to Registrant's Quarterly Report for the quarter ended June 30, 1998).

(10)(vi)** Amended Curtiss-Wright Corporation Savings and Investment Plan * dated March 1, 1995 (incorporated by reference to Exhibit
            (10)(vii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

(10)(vii)** Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee     *
            Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181 filed June 19, 1996).

(10)(viii)**Curtiss-Wright Corporation Executive Deferred Compensation      *
            Plan effective November 18, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8
            Registration Statement No. 96583181, filed June 19, 1996).

(10)(ix)**  Standard Severance Protection Agreement dated June 19, 1998     *
            between the Registrant and Officers of the Registrant
            (incorporated by reference to Exhibit 4.1 to Registrant's
            Form S-8 Registration Statement No. 96583181, filed June
            19, 1996).

(10)(x)**   Trust Agreement approved April 17, 1998 dated as of January     *
            30, 1998 by and between Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

(13) Annual Report to Stockholders for the year ended December 31, 1998 (only those portions expressly incorporated herein by reference in this document are deemed "filed.")

(21)        Subsidiaries of the Registrant

(23)        Consents of Experts and Counsel - see Consent of Independent
            Accountants

(27)        Financial Data Schedule




--------------------------

* Incorporated by reference as noted.
** Management contract or compensatory plan or arrangement.