Form 10-Q
period 1999-03-31
CURTISS WRIGHT CORP
filed 1999-05-17
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes       X                No

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share:10,140,742 shares (as of April 30, 1999)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

           Consolidated Balance Sheets                                    3

           Consolidated Statements of Earnings                            4

           Consolidated Statements of Cash Flows                          5

           Consolidated Statements of Stockholders' Equity                6

           Notes to Consolidated Financial Statements                   7 - 10

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 14

Forward-Looking Statements                                                15


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders              16

Item 6 - Exhibits and Reports on Form 8-K                                 17

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                March 31,           December 31,
                                                   1999               1998
Assets:
  Cash and cash equivalents                    $  10,685             $    5,809
  Short-term investments                          60,474                 66,444
  Receivables, net                                62,448                 60,912
  Deferred tax assets                              7,782                  7,841
  Inventories                                     56,225                 54,048
  Other current assets                             3,057                  3,519
                                              -----------            -----------
        Total current assets                     200,671                198,573
                                              -----------              ---------
  Property, plant and equipment, at cost         241,744                237,215
  Less, accumulated depreciation                 163,517                162,704
                                              -----------              ---------
      Property, plant and equipment, net          78,227                 74,511
  Prepaid pension costs                           45,189                 43,822
  Goodwill                                        32,079                 30,724
  Other assets                                     4,830                  5,110
                                               ----------            -----------
        Total assets                            $360,996               $352,740
                                               ==========               ========

Liabilities:
  Current portion of long-term debt            $  20,523              $  20,523
  Accounts payable and accrued expenses           30,370                 30,687
  Dividends payable                                1,325
  Income taxes payable                             7,672                  5,052
  Other current liabilities                       10,483                 11,548
                                               ----------            -----------
      Total current liabilities                   70,373                 67,810
                                               ----------             ----------
  Long-term debt                                  20,162                 20,162
  Deferred income taxes                           10,304                  9,714
  Other liabilities                               26,753                 25,461
                                               ----------             ----------
      Total liabilities                          127,592                123,147
                                               ----------             ----------
Stockholders' equity:
  Common stock, $1 par value                      15,000                 15,000
  Capital surplus                                 51,655                 51,669
  Retained earnings                              348,875                342,218
  Unearned portion of restricted stock               (36)                   (40)
  Accumulated other comprehensive income          (3,946)                (2,800)
                                               ----------              ---------
                                                 411,548                406,047
        Less, cost of treasury stock             178,144                176,454
                                               ----------              ---------
    Total stockholders' equity                   233,404                229,593
                                                ---------              ---------
    Total liabilities and stockholders' equity  $360,996               $352,740
                                                =========              =========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                      Three Months Ended
                                                         March 31,
                                                    1999               1998 (a)
                                                    ----               ----

Net sales                                        $70,350                $60,846
Cost of sales                                     45,332                 42,724
                                                 --------               --------
Gross margin                                      25,018                 18,122

Research and development costs                     1,148                    305
Selling expense                                    4,031                  3,118
General and administrative                         9,347                  6,868
                                                ---------             ----------
Operating income                                  10,492                  7,831

Investment income, net                               705                  1,079
Rental income, net                                   826                    913
Pension income, net                                1,281                    813
Other income (expense), net                          (85)                    99
Interest expense                                     303                     89
                                                ---------             ----------
Earnings before tax                               12,916                 10,646
Provision for tax                                  4,934                  4,041
                                                ---------              ---------
Net earnings                                    $  7,982               $  6,605
                                                =========              =========

Weighted average shares outstanding              10,165                  10,178
                                                ========                ========

Basic earnings per common share                    $0.79                  $0.65
                                                   =====                  =====

Diluted earnings per common share                  $0.78                  $0.64
                                                   =====                  =====

Dividends per common share                         $0.13                  $0.13
                                                   =====                  =====


(a) Includes reclassification to conform to current presentation




                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                             Three Months Ended
                                                                  March 31
                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
  Net earnings                                          $  7,982       $  6,605
                                                        --------        --------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        2,853          2,432
      Net gains on short-term investments                    (24)          (432)
      Increase in deferred taxes                             649            508
      Changes in operating assets and liabilities:
        Proceeds from sales of trading securities         75,390         82,258
        Purchases of trading securities                  (69,396)       (88,384)
        (Increase) decrease in receivables                (1,184)           747
        (Increase) decrease in inventory                  (1,652)         3,160
        Decrease in progress payments                       (877)        (6,468)
        Decease in accounts payable
          and accrued expenses                              (317)        (1,899)
        Increase in income taxes payable                   2,620          1,931
      Increase in other assets                            (1,192)          (559)
      Increase (decrease) in other liabilities               227           (414)
      Other, net                                          (1,119)         1,398
                                                         --------       --------
           Total adjustments                               5,978         (5,722)
                                                         --------       --------
      Net cash provided by operating activities           13,960            883
                                                         --------       --------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment            0             20
   Additions to property, plant and equipment             (7,357)        (2,447)
                                                         --------       --------
      Net cash used by investing activities               (7,357)        (2,427)
                                                         --------       --------
Cash flow from financing activities:
  Common stock repurchases                                (1,727)             0
                                                         --------       --------
      Net cash used for financial activities              (1,727)             0
                                                         --------       --------
Net increase (decrease) in cash and cash equivalents       4,876         (1,544)
Cash and cash equivalents at beginning of period           5,809          6,872
                                                         --------       --------
Cash and cash equivalents at end of period               $10,685        $ 5,328
                                                         ========       ========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                                         Unearned         Accumulated
                                                                                         Portion of       Other
                                                       Common    Capital    Retained     Restricted       Comprehensive    Treasury
                                                       Stock     Surplus    Earnings     Stock Awards     Income           Stock

December 31, 1997                                      $15,000   $52,010    $318,474     $(342)           $(3,289)         $177,000

    Net earnings                                                              29,053
    Common dividends                                                          (5,309)
    Common stock repurchased                                                                                                    612
    Stock options exercised, net                                    (449)                                                      (376)
    Amortization of earnings portion
        of restricted stock                                          108                   302                               (1,158)
    Translation adjustments, net                                                                              489
                                                       --------  --------   ---------    ------           --------         ---------
December 31, 1998                                       15,000    51,669     342,218       (40)            (2,800)          176,454

    Net earnings                                                               7,982
    Common dividends                                                          (1,325)
    Common stock repurchased                                                                                                  1,727
    Stock options exercised, net                                     (14)                                                       (37)
    Amortization of earned portion
        of restricted stock                                                                  4
    Translation adjustment, net                                                                            (1,146)
                                                       --------   -------   ---------    ------          ---------         ---------
March 31, 1999                                         $15,000    $51,655   $348,875     $ (36)           $(3,946)         $178,144
                                                       ========   ========  =========    ======          =========         =========


                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright   Corporation  (the   "Corporation")  is  a  diversified
         multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, defense, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, railroad, metalworking and fire & rescue industries. The Corporation's principal operations include five manufacturing facilities (four domestic and one in Switzerland), thirty-six metal treatment service facilities located in North America and Europe, and four component overhaul locations.

         The information furnished in this report has been prepared in conformity with generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1998 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications of prior year amounts have been made in order to conform to the current presentation.

2.       RECEIVABLES

         Receivables, at March 31, 1999 and December 31, 1998, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                         (In thousands)
                                                   March 31,        December 31,
                                                     1999                1998
                                                   ----------       ------------

         Accounts receivable, billed                 $64,874            $63,412
             Less: progress payments applied          11,687             11,687
                                                    ---------          ---------
                                                      53,187             51,725
                                                    ---------          ---------
         Unbilled charges on long-term
            contracts                                 17,141             17,447
              Less: progress payments applied          5,998              6,350
                                                    ---------          ---------
                                                      11,143             11,097
                                                    ---------          ---------
         Allowance for doubtful accounts              (1,882)            (1,910)
                                                    ---------          ---------
         Receivables, net                            $62,448            $60,912
                                                    =========          =========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 1999 and December 31, 1998 is as follows:

                                                         (In thousands)
                                                  March 31,         December 31,
                                                     1999                1998
                                                  -----------        -----------

         Raw materials                             $  8,247             $ 8,862
         Work-in-process                             23,566              22,802
         Finished goods                              26,818              23,130
         Inventoried costs related to U.S.
            Government and other long-term
            contracts                                 2,595               4,780
                                                   ---------           ---------
         Total inventories                           61,226              59,574
            Less: progress payments applied,
                principally related to long-term
                contracts                             5,001               5,526
                                                   ---------           ---------
         Net inventories                            $56,225             $54,048
                                                   =========           =========

4.       ENVIRONMENTAL MATTERS

         The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable, based upon the advice of counsel. Such amounts, if quantified, reflect the Corporation=s estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent today=s values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include the Sharkey Landfill Superfund Site, Parsippany, N. J., Caldwell Trucking Company Superfund Site, Fairfield, N. J., Pfohl Brothers Landfill Site, Cheektowaga, N.Y. and PJP Landfill, Jersey City, N. J. identified to date as the most significant sites.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


         The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

5.        SEGMENT INFORMATION
         (In thousands)

                                                Three Months Ended                   Three Months Ended
                                                   March 31, 1999                       March 31, 1998
                                         ----------------------------------   ------------------------------------
                                         Precision   Actuation   Flow         Precision    Actuation      Flow
                                          Mfg.       & Control   Control        Mfg.       & Control     Control
                                         Products    Products    Products     Products     Products      Products
                                         & Svcs      & Svcs      & Svcs       & Svcs       & Svcs        & Svcs

Revenue from external customers          $26,002     $  30,309   $14,039      $25,868      $28,362       $  6,616

Intersegment revenues                        119                                  115

Segment net income                         3,831          923     1,132         4,610        (851)            882

Segment assets                            71,116      120,699    37,961        58,510       87,316         15,713



Reconciliation:                          March 31,              March 31,
                                           1999                   1998
                                         ---------              ---------
Total segment net income                  $5,886                 $4,641

Rental income, net                           444                    423

Investment income, net                       475                    842

Pension income                               758                    488

Corporate and other                          419                    211
                                         --------               --------
Consolidated net income                   $7,982                 $6,605
                                         ========               ========


6.       COMPREHENSIVE INCOME

         Effective  January  1,  1998,  the  Corporation  adopted  Statement  of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying changes in equity from non-owner sources. Total comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                            (In thousands)
                                                   March 31,          March 31,
                                                     1999               1998
                                                   ---------          ---------

         Net earnings                                $7,982             $6,605
         Equity adjustments from foreign
            currency translations                    (1,146)               191
                                                   ---------          ---------
         Total comprehensive income                  $6,836             $6,796
                                                   =========          =========

7.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three months ended March 31, 1999 and 1998 were 118 and 134, respectively, consisting primarily of outstanding stock options.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133 is
         effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

         The Corporation's consolidated net earnings for the first quarter of 1999 were 21% above net earnings for the first quarter of 1998. Net earnings for the first quarter of 1999 totaled $8.0 million, or $.78 per diluted share, compared with $6.6 million or $.64 per diluted share for the same period of 1998. Operating income in the aggregate rose 34% to $10.5 million for the first quarter of 1999 as compared with $7.8 million in the first quarter of 1998. In the first quarter of 1998, inventory write-offs and increased provisions for development programs, impaired operating income results. Absent these charges, net income did not increase and operating income declined slightly on a period to period basis.

         Sales for the first quarter of 1999 increased 16% to $70.4 million compared with $60.8 million for the prior year quarter. The sales improvement largely reflects the Corporation's three acquisitions made in 1998, Alpha Heat Treaters, Enertech and SIG Drive Technology (now known as Curtiss-Wright Drive Technology). New orders received for the first quarter of 1999 totaled $70.8 million representing a 24% increase above orders of $56.9 million for the first quarter of 1998, and reflect a substantial new contribution by the three new business units. The Corporation's backlog of unshipped orders at March 31, 1999, $197.0 million, was substantially higher than the $145.3 million backlog of a year ago.

Operating Performance

         The Corporation's Precision Manufacturing Products & Services (PMPS) segment reported level sales, when comparing the first quarter of 1999 to the same period of 1998. During 1998, PMPS had consistently produced record sales levels of metal-treatment services. Thus far in 1999, this segment has experienced a general softening in several of its primary markets. Services provided for oil tool and agricultural customers have declined compared to the prior year. Net earnings for the first quarter of 1999 were below those of the first quarter of 1998 generally reflecting lower margins on sales and increased operating expenses.

         Results for the first quarter of 1999 reflect an increase in sales from our Actuation and Control Products & Services (ACPS) segment largely as a result of the December 31, 1998 acquisition of SIG Drive Technology. The Corporation's overhaul and repair businesses reported slightly higher sales when comparing the first quarter of 1999 to the same prior year period, largely in their foreign markets. The ACPS segment continues to proceed with the previously announced consolidation of its manufacturing operations into its Shelby, N.C. plant as planned. Expenses related to the move were incurred during the first quarter and will continue at an increasing rateduring the year. As anticipated, sales of military actuation products showed a sharp decline during this transition period. Sales of commercial actuation spare parts also declined slightly on a period-to-period basis. During the first quarter of 1998, net earnings for this segment had been reduced by adjustments principally on account of inventory write-offs and a provision for higher costs anticipated on military development programs.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


         The Corporation's Flow Control Products & Services (FCPS) segment produced substantially higher sales when comparing the first quarter of 1999 with the same period of 1998. Sales were bolstered by the acquisition of Enertech in July of 1998 and benefited from additional U. S. Navy orders received in 1998. Net earnings for the segment also increased generally reflecting the improved sales and the Enertech business acquired.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

         The Corporation's working capital was $130.3 million at March 31, 1999, slightly below working capital at December 31, 1998 of $130.8 million. The ratio of current assets to current liabilities was 2.85 to 1 at March 31, 1999, compared with a current ratio of 2.93 to 1 at December 31, 1998. Cash, cash equivalents and short-term investments totaled $71.2 million in aggregate at March 31, 1999, also decreasing slightly from $72.3 million at the prior year end.

         Changes in working capital reflect a substantial increase in accounts receivable from trade customers. Gross inventory also increased principally for goods related to component overhaul and repair services. Working capital was reduced overall by an increase in income taxes payable at March 31, 1999, from December 31, 1998 and accrued dividends payable for the first quarter of 1999.

         The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, in effect aggregating $45.0 million with a group of three banks. The credit agreements allow for borrowings to take place in U. S. or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $22.5 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at March 31, 1999 was $1.1 million. The commitments made under the Revolving Credit Agreement expire October 29, 2001, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement which allows for cash borrowings of $22.5 million, of which $2.0 million was available at March 31, 1999. The Short-Term Credit Agreement expires October 22, 1999. The Short-Term Credit Agreement may be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings under the two credit agreements at March 31, 1999 were at a U. S. Dollar equivalent of $21.9 million. The loans had variable interest rates averaging 2.03% for the first quarter of 1999. No cash borrowings were outstanding at March 31, 1998.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued



         During the first quarter of 1999, internally generated funds were adequate to meet capital expenditures of $7.4 million. Expenditures incurred during the first quarter were for machinery and equipment needed for the expansion of our Precision Manufacturing Products and Services segment. The Corporation also purchased a 53,000-square-foot building in Gastonia, North Carolina for a portion of its commercial aircraft component repair and overhaul operations. Operations in the Gastonia facility began in the second quarter of 1999. The Corporation is expected to make capital expenditures of an additional $14 million during the balance of the year.

         During the first quarter of 1999, the Corporation repurchased 47,250 shares of its common stock at a cost of $1.7 million.

Other Developments

         At the first meeting of the newly elected Board of Directors on April 27, 1999, following the Annual Meeting of Shareholders on April 23, 1999, the Board elected Martin R. Benante as a member of the Board of Directors concurrent with his election to the officer positions of President and Chief Operating Officer of the Company. Director David Lasky, who had been President of the Company retained his officer positions of Chairman and Chief Executive Officer of the Company. Additionally Brian D. O'Neill was elected Secretary of the Company.

YEAR 2000

         As is more fully described under the subheading "Year 2000" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as referenced in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Corporation is modifying or replacing portions of its software as well as certain hardware to permit continued operations beyond December 31, 1999 without systems failures or processing errors that might arise as a result of the so-called Year 2000(Y2K) issue.

Each operating entity of the Corporation is at a different stage of readiness. Identification of the internal business systems of the Corporation that are susceptible to system failures or processing errors as a result of the Y2K issue is substantially complete. The Corporation is using both internal and external resources for its remediation efforts, including the modification of code and test of the resulting modifications. Based on the current schedule, the Corporation expects its internal business systems to be functioning properly with respect to the Y2K issue well before January 1, 2000.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

         Additionally, significant service providers, vendors, suppliers and customers that are believed to be critical to on-going business operations have been identified and contacted in an attempt to ascertain their stage of readiness. Where necessary, the Corporation intends to seek alternative suppliers, service providers or contractors who have demonstrated Y2K readiness. Concurrently, with the Y2K readiness measures described above, the Corporation and its operating units are developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue and are developing cost estimates for such plans. Based on the current schedule, the Corporation expects such plans to be in place by the end of the third quarter of 1999.

         It is currently estimated that the incremental costs of the Corporation's Y2K remediation efforts will be approximately $.5 million of which approximately $.2 million has been spent. Remediation costs are being expensed as they are incurred. The costs associated with the replacement of computerized systems and hardware are currently estimated to be $.3 million, which amount is being capitalized. These amounts do not include any costs associated with the implementation of contingency plans that are in the process of being developed.

         The Corporation's Y2K readiness program is an on-going process and the estimates of costs and completion dates are subject to change.

RECENTLY ISSUED ACCOUNTING STANDARDS

         As discussed in Note 8 to the Consolidated Financial Statements, the Corporation has reviewed Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." Due to the limited use of derivative instruments by the Corporation, this statement will not have a material effect on the Corporation's results of operations or financial condition. The statement is effective for the Corporation beginning January 1, 2000.

                           FORWARD-LOOKING INFORMATION


Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward looking" information. Examples of forward looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

         On April 23, 1999, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors and the retention of independent accountants for the Registrant.

         The vote received by the director nominees was as follows:

                                                 For                   Withheld

           Thomas R. Berner                  8,841,481                   21,053

           James B. Busey IV                 8,841,985                   20,549

           David Lasky                       8,842,020                   20,514

           William B. Mitchell               8,841.388                   21,146

           John R. Myers                     8,840,764                   21,770

           William W. Sihler                 8,842,388                   20,146

           J. McLain Stewart                 8,840,143                   22,391

         There were no votes against or broker non-votes.

         The stockholders approved the retention of PricewaterhouseCoopers LLP, independent accountants for the Registrant. The holders of 8,844,680 shares voted in favor; 13,673 voted against; 4,181 abstained. There were no broker non-votes.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)       Exhibits

                  Exhibit 3 - By Laws as Amended (Page 18)

                  Exhibit 27 - Financial Data Schedules (Page 36)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CURTISS-WRIGHT CORPORATION
                                                           (Registrant)


                                                    By: /s/ Robert A. Bosi
                                                       -----------------------
                                                        Robert A. Bosi
                                                        Vice President-Finance



                                                    By: /s/ Kenneth P. Slezak
                                                      ------------------------
                                                       Kenneth P. Slezak
                                                        Controller

Dated:  May 14, 1999