Form 10-Q
period 1999-06-30
CURTISS WRIGHT CORP
filed 1999-08-04
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Common Stock, par value $1.00 per share: 10,099,611 shares (as of July 30, 1999)

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

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                             June 30,               December 31,
                                               1999                     1998
Assets:
  Cash and cash equivalents                     $ 13,379               $  5,809
  Short-term investments                          50,581                 66,444
  Receivables, net                                61,432                 60,912
  Deferred tax asset                               7,796                  7,841
  Inventories                                     55,953                 54,048
  Other current assets                             2,482                  3,519
                                               ---------              ---------
        Total current assets                     191,623                198,573
                                               ---------              ---------
  Property, plant and equipment, at cost         251,878                237,215
  Less, accumulated depreciation                 165,342                162,704
                                               ---------              ---------
      Property, plant and equipment, net          86,536                 74,511
  Prepaid pension costs                           46,555                 43,822
  Goodwill                                        31,875                 30,724
  Other assets                                     4,993                  5,110
                                               ---------              ---------
        Total assets                            $361,582               $352,740
                                               =========              =========

Liabilities:
  Current portion of long-term debt             $ 20,523               $ 20,523
  Accounts payable and accrued expenses           27,938                 30,687
  Dividends payable                                1,327
  Income taxes payable                             6,416                  5,052
  Other current liabilities                       11,067                 11,548
                                               ---------              ----------
      Total current liabilities                   67,271                 67,810
                                               ---------              ----------
  Long-term debt                                  20,162                 20,162
  Deferred income taxes                           10,301                  9,714
  Other liabilities                               24,630                 25,461
                                               ---------              ----------
      Total liabilities                          122,364                123,147
                                               ---------              ----------
Stockholders' equity:
  Common stock, $1 par value                      15,000                 15,000
  Capital surplus                                 51,655                 51,669
  Retained earnings                              355,833                342,218
  Unearned portion of restricted stock               (32)                   (40)
  Accumulated other comprehensive income          (3,388)                (2,800)
                                               ----------             ----------
                                                 419,068                406,047
        Less, cost of treasury stock             179,850                176,454
                                               ----------             ----------
    Total stockholders' equity                   239,218                229,593
                                               ----------             ----------
    Total liabilities and stockholders' equity  $361,582               $352,740
                                               ==========             ==========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS of EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)


                                 Six Months Ended            Three Months Ended
                                     June 30,                     June 30,
                                ------------------           ------------------
                                  1999        1998            1999        1998
                                  ----        ----            ----        ----
Net sales                       $140,545    $120,251         $70,195    $59,405
Cost of sales                     90,847      80,380          45,515     37,656
                                ---------   ---------        --------   --------
Gross margin                      49,698      39,871          24,680     21,749

Research and development costs     1,740         591             592        286
Selling expenses                   7,752       4,856           3,721      1,738
General and administrative        19,511      16,403          10,164      9,535
                                ---------   ---------        --------   --------
Operating income                  20,695      18,021          10,203     10,190

Investment income, net             1,458       1,581             753        502
Rental income, net                 2,247       1,763           1,421        850
Pension income                     2,563       1,689           1,282        876
Other income (expense), net         (337)         79            (252)       (20)
Interest expense                     630         185             327         96
                                ---------   ---------        --------   --------
Earnings before taxes             25,996      22,948          13,080     12,302
Provision for taxes                9,735       8,642           4,801      4,601
                                ---------   ---------        --------   --------
Net earnings                    $ 16,261    $ 14,306         $ 8,279    $ 7,701
                                =========   =========        ========   ========

Weight average number of
     shares outstanding           10,143         10,187       10,143     10,187
                                  ======         ======       ======     ======

Basic earnings per common share    $1.60          $1.40        $0.82      $0.76
                                   =====          =====        =====      =====

Diluted earnings per common share  $1.57          $1.38        $0.79      $0.75
                                   =====          =====        =====      =====

Dividends per common share         $0.13          $0.13        $0.13      $0.13
                                   =====          =====        =====      =====




                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                             Six Months Ended
                                                                  June 30,
                                                           1999           1998
Cash flows from operating activities:
   Net earnings                                          $ 16,261      $ 14,306
                                                         ---------     ---------
   Adjustments to reconcile net earnings to net
       cash provided by operating activities (net of
       businesses acquired)
          Depreciation and amortization                     5,744         4,881
          Net gains on short-term investments                 (81)         (170)
          Increase in deferred taxes                          632         1,221
          Changes in operating assets and liabilities:
             Proceeds from sales of trading securities    190,132       197,151
             Purchases of trading securities             (174,188)     (197,895)
             (Increase) decrease in receivables            12,257        (2,218)
             (Increase) decrease in inventory                (476)           86
             Decrease in progress payments                (13,086)       (2,220)
             Increase (decease) in accounts payable
                and accrued expenses                       (2,979)          599
             Increase in income taxes payable               1,364            71
          Increase in other assets                         (2,749)       (3,027)
          Decrease in other liabilities                    (2,532)       (1,812)
          Other, net                                         (557)        1,381
                                                        ----------     ---------
                 Total adjustments                         13,481        (1,952)
                                                        ----------     ---------
          Net cash provided by operating activities        29,742        12,354
                                                        ----------     ---------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment           106           280
   Additions to property, plant and equipment             (11,573)       (2,581)
   Acquisitions                                            (5,953)       (6,106)
                                                        ----------     ---------
          Net cash used by investing activities           (17,420)       (8,407)
                                                        ----------     ---------
Cash flows from financing activities:
   Dividends paid                                          (1,319)       (1,324)
   Common stock repurchased                                (3,433)
                                                        ----------     ---------
          Net cash used by financing activities            (4,752)       (1,324)
                                                        ----------     ---------
Net increase in cash and cash equivalents                   7,570         2,623
Cash and cash equivalents at beginning of period            5,809         6,873
                                                        ----------     ---------
Cash and cash equivalents at end of period               $ 13,379      $  9,495
                                                        ==========     =========

                 See notes to consolidated financial statements.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                                         Unearned         Accumulated
                                                                                         Portion of       Other
                                                       Common    Capital    Retained     Restricted       Comprehensive    Treasury
                                                       Stock     Surplus    Earnings     Stock Awards     Income           Stock

December 31, 1997                                      $15,000   $52,010    $318,474     $(342)           $(3,289)         $177,000

    Net earnings                                                              29,053
    Common dividends                                                          (5,309)
    Common stock repurchased                                                                                                    612
    Stock options exercised, net                                    (449)
    Amortization of earnings portion
        of restricted stock                                          108                   302                               (1,158)
    Translation adjustments, net                                                                              489
                                                       --------  --------   ---------    ------           --------         ---------
December 31, 1998                                       15,000    51,669     342,218       (40)            (2,800)          176,454

    Net earnings                                                              16,261
    Common dividends                                                          (2,646)
    Common stock repurchased                                                                                                  3,433
    Stock options exercised, net                                     (14)                                                       (37)
    Amortization of earned portion
        of restricted stock                                                                  8
    Translation adjustment, net                                                                              (588)
                                                       --------   -------   ---------    ------          ---------         ---------
June 30, 1999                                          $15,000    $51,655   $355,833     $ (32)           $(3,388)         $179,850
                                                       ========   ========  =========    ======          =========         =========


                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright   Corporation  (the   "Corporation")  is  a  diversified
         multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, defense, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, railroad, metal working and fire & rescue industries. The Corporation's principal operations include, five manufacturing facilities (four domestic and one in Switzerland), thirty-seven metal treatment service facilities located in North America and Europe, and four component overhaul facilities.

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

2.        ACQUISITIONS

         On June 30, 1999, the Corporation acquired Metallurgical Processing, Inc. (MPI), a midwest supplier of commercial heat-treating services, primarily to the automotive and industrial markets. MPI provides a number of metal-treating processes including carburizing, hardening, and carbonitriding and services a broad spectrum of customers from its Fort Wayne, Indiana location.

         The Corporation acquired the stock of MPI for approximately $7.0 million in cash (of which $1.0 million has been deferred for one year) and has accounted for the acquisition as a purchase in the second quarter of 1999. The excess of purchase price over the fair value of the net assets acquired is not expected to be material, based on preliminary estimates.
                                       7

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       RECEIVABLES

         Receivables, at June 30, 1999 and December 31, 1998, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                         (In thousands)
                                                     June 30,       December 31,
                                                       1999             1998
                                                    ---------       -----------

         Accounts receivable, billed                 $54,605            $63,412
             Less: progress payments applied           1,102             11,687
                                                    ---------          ---------
                                                      53,503             51,725
                                                    ---------          ---------
         Unbilled charges on long-term
            contracts                                 15,835             17,447
              Less: progress payments applied          5,960              6,350
                                                    ---------          ---------
                                                       9,875             11,097
                                                    ---------          ---------
         Allowance for doubtful accounts              (1,946)            (1,910)
                                                    ---------          ---------
         Receivables, net                            $61,432            $60,912
                                                    =========          =========

4.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 1999 and December 31, 1998 is as follows:

                                                          (In thousands)
                                                      June 30,      December 31,
                                                       1999            1998
                                                    ---------       -----------

         Raw materials                              $  9,500           $  8,862
         Work-in-process                              23,422             27,582
         Finished goods                               26,445             23,130
                                                    --------           --------
         Total inventories                            59,367             59,574
            Less: progress payments applied            3,414              5,526
                                                    --------           --------
         Net inventories                             $55,953            $54,048
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

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include the Sharkey Landfill Superfund Site, Parsippany, New Jersey, Caldwell Trucking Company Superfund Site, Fairfield, New Jersey, Pfohl Brothers Landfill Site, Cheektowaga, New York, and PJP Landfill, Jersey City, New Jersey identified to date as the most significant sites.

         The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

6.       SEGMENT INFORMATION

         The Corporation conducts its business operations through three manufacturing segments, Precision Manufacturing Products & Services
         (PMPS), Actuation and Control Products & Services (ACPS), and Flow Control Products & Services (FCPS).


(In thousands)                          Three Months Ended June 30, 1999                 Three Months Ended June 30, 1998
                                        --------------------------------                 --------------------------------
                                    PMPS           ACPS (1)           FCPS             PMPS         ACPS            FCPS
                                    ----           --------           ----             ----         ----            ----
Revenue from external               $26,016        $30,529          $13,650         $27,263       $25,957          $ 6,185
customers
Intersegment revenues                    53              0                0             151             0                0
Segment net income                    3,702          1,129              746           5,212           670              466
Segment assets                       80,773        116,104           42,596          65,457        89,277           15,721



                                         Six Months Ended June 30, 1999                   Six Months Ended June 30, 1998
                                         ------------------------------                   ------------------------------
                                    PMPS           ACPS (1)           FCPS             PMPS         ACPS             FCPS
                                    ----           --------           ----             ----         ----             ----
Revenue from external               $52,018        $60,838          $27,689         $53,131       $54,319           $12,801
customers
Intersegment revenues                   172                                             306
Segment net income                    7,533          2,052            1,878           9,822         (181)             1,348

(1) Includes consolidation costs, net of tax benefits for the relocation of operations in the amounts of $.8 million and $1.1 million for the second quarter and first half of 1999, respectively.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


Reconciliation                  Three months ended        Six months ended
                                June 30,   June 30,      June 30,   June 30,
                                 1999        1998          1999      1998
                                --------   --------      --------   --------

Total segment net income         $5,577     $6,348        $11,463    $10,989
Rental income, net                  738        415          1,182        838
Investment income, net              744        483          1,219      1,325
Pension income                      758        548          1,516      1,036
Corporate and other                 462        (93)           881        118
                                 ------     -------       -------    -------
Consolidated net income          $8,279     $7,701        $16,261    $14,306
                                 ======     =======       =======    =======



7.       COMPREHENSIVE INCOME

         Effective  January  1,  1998,  the  Corporation  adopted  Statement  of
         Financial  Accounting  Standards  No.  130,  "Reporting   Comprehensive
         Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying changes in equity from non-owner sources. Total comprehensive income for the second quarter and first six-month periods ended June 30, 1999 and 1998 are as follows:

                                                 (In thousands)
                                  Three Months Ended           Six Months Ended
                                       June 30,                    June 30,
                                  1999          1998         1999          1998
                                  ----          ----         ----          ----

Net earnings                      $8,279      $7,701       $16,261      $14,306
Equity adjustment from Foreign
currency translations                861        (279)         (285)         (88)
                                  ------      -------      --------     --------
Total comprehensive income        $9,140      $7,422       $15,976      $14,218
                                  ======      =======      ========     =======

8.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three and six months ended June 30, 1999 were 65,000 and 183,000, respectively and 14,000 and 148,000 for the three and six months ended June 30, 1998.

9.       SUBSEQUENT EVENT

         On July 28, 1999, Curtiss-Wright Corporation announced that it had entered into an agreement to acquire the Pressure Relief Valve (PRV) and Vehicle Control Valve and Pump (VCP) businesses of Teledyne Fluid Systems, an Allegheny Teledyne Incorporated company.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

         PRV operates under the "Farris Engineering" trade name and is one of the world's leading manufacturers of spring loaded and pilot-operated pressure-relief valves for use in processing industries that include refineries, petrochemical/chemical plants and pharmaceutical manufacturing. The VCP business being acquired provides specialty hydraulic and pneumatic valves and air-driven pumps and gas boosters sold under the "Sprague" and "PowerStar" trade names for general industrial applications. VCP also manufactures certain directional control valve products for truck transmissions and car transport carriers.

         The products of the businesses to be acquired are manufactured in Brecksville, Ohio and Brantford, Ontario. A service and distribution center is located in Edmonton, Alberta. The Corporation plans to continue the PRV and VCP businesses in their current locations with the current team of employees.

         The combined sales of the businesses being acquired were approximately $42.8 million in 1998. Curtiss-Wright has contracted to purchase the assets of the businesses for approximately $44 million in cash.

         The consummation of the transaction is subject to customary government approvals pursuant to the Hart-Scott-Rodino Act, completion of a review of the businesses of PRV and VCP, and certain closing conditions being met by the parties including the execution of a Transition Services Agreement. The transaction is expected to be completed in the third quarter of 1999.

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board issued Statement No. 137 deferring the effective date of Statement No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

         Net earnings for the Corporation rose 8% to $8.3 million, or $.79 per diluted share, from $7.7 million or $.75 per diluted share for the second quarter of 1998. Sales increased 18% to $70.2 million from $59.4 million a year ago. Operating earnings of $10.2 million were essentially the same as they were for the same quarter of last year. While new orders for the second quarter increased only slightly to $60.9 million, backlog was 30% higher, at $189.4 million.

         Net earnings for the first six months of 1999 increased 14% to $16.3 million, or $1.57 per diluted share, from $14.3 million, or $1.38 per share, for the first six months of 1998. Sales for the 1999 first half rose 17% to $140.5 million, from $120.3 million a year ago. Operating income was 15% higher at $20.7 million for the first half of 1999, compared with the first half of 1998. New orders in the 1999 first half totaled $131.7 million, 13% above their year-ago level. These increases in sales, earnings and orders largely reflect the three acquisitions made in 1998: Alpha Heat Treaters, Enertech and Curtiss-Wright Drive Technology.

Operating Performance

         The Corporation's Precision Manufacturing Products & Services (PMPS) segment reported slightly lower sales in the second quarter and first six months of 1999 than in the same periods of 1998. PMPS had record sales for metal-treatment services in 1998, but so far in 1999 has felt several of its primary markets soften: Services for oil tool, agricultural and certain aerospace customers have declined in comparison with the prior year. Net earnings for the 1999 periods were significantly below those of 1998, reflecting lower margins on slightly lower sales and increased operating expenses. Operating expenses for 1999 included costs for facility expansions, taking place both domestically and in Europe.

         The Corporation's Actuation and Control Products & Services (ACPS) segment, for both the second quarter and first six months of 1999, had higher sales and earnings largely reflecting the acquisition ofCurtiss-Wright Drive Technology on December 31, 1998. Sales of commercial aircraft actuation products also improved period to period largely as a result of orders under the contract extension with Boeing signed in the first quarter of 1999. Earnings also benefited from cost and performance enhancements for these programs. In the second quarter, the sales of aircraft component overhaul and repair services were slightly higher in comparison with the last year period, while sales of military aircraft actuation products continued to decline.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

         The ACPS segment continues to incur substantial one-time costs associated with the consolidation of its manufacturing operations into its expanded Shelby, NC, facility and with the move of certain overhaul and repair services to a new location in Gastonia, NC. Expenses related to the consolidation activities, including costs related to the previously announced shut-down of the Fairfield, NJ, facility, totaled approximately $1.3 million during the second quarter and $1.8 million for the first six months of 1999. Additional expenses associated with the consolidation activities are expected to be incurred during the second half of 1999.

         The Corporation's Flow Control Products & Services (FCPS) segment produced substantially higher sales and improved earnings in the second quarter and first half of 1999. Sales improvements for both 1999 periods were driven largely by the acquisition of Enertech in July 1998 and by additional U.S. Navy business.

Other Developments

         As discussed in Note 2 to the Consolidated Financial Statements of this Form 10-Q Report, the Corporation acquired Metallurgical Processing, Inc. (MPI) on June 30, 1999. The purchase of MPI supports the Corporation's strategy of growing the heat-treating business of the PMPS segment into new geographic markets through acquisition. MPI adds an established market presence in an attractive industrial area.

         As discussed in Note 9 to the Consolidated Financial Statements of this Form 10-Q Report, the Corporation entered into an agreement on July 28, 1999, to acquire the Pressure Relief Valve (PRV) and Vehicle Control Valve and Pump (VCP) businesses of Teledyne Fluid Systems.


CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

         The Corporation's working capital was $124.4 million at June 30, 1999, 5% below working capital at December 31, 1998 of $130.8 million. The ratio of current assets to current liabilities was 2.85 to 1 at June 30, 1999, compared with a current ratio of 2.93 to 1 at December 31, 1998. Cash, cash equivalents and short-term investments totaled $63.9 million in aggregate at June 30, 1999, also decreasing slightly from $72.3 million at the prior year-end. The decline in cash and short-term investments largely reflects the MPI acquisition of June 30, 1999.

         Changes in working capital reflect slight increases in net receivables and net inventories at June 30, 1999, from December 31, 1998. Working capital also benefited from reduced accounts payable and accrued expenses, which was largely offset by an increase in income taxes payable at June 30, 1999 and accrued dividends payable for the second quarter of 1999.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

         The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, in effect aggregating $45.0 million with a group of three banks. The credit agreements allow for borrowings to take place in US or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $22.5 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at June 30, 1999 was $1.1 million. The commitments made under the Revolving Credit Agreement expire October 29, 2001, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement which allows for cash borrowings of $22.5 million, of which $2.0 million was available at June 30, 1999. The Short-Term Credit Agreement expires October 22, 1999, and it is anticipated that it will be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings under the two credit agreements at June 30, 1999 were at a US Dollar equivalent of $21.9 million. The loans had variable interest rates averaging 2.03% for the first half of 1999. No cash borrowings were outstanding at June 30, 1998.

         During the first half of 1999, internally generated funds were adequate to meet the investing and financing needs of the Corporation. Capital expenditures totaled $11.6 million during the first half and were primarily for machinery and equipment needed for the PMPS segment. Internally generated funds were also used for the June 30, 1999 acquisition of Metallurgical Processing Inc and the purchase of a 53,000-square-foot building in Gastonia, North Carolina for a portion of its commercial aircraft component repair and overhaul operations, made during the first quarter of 1999. Additional funds generated by the Corporation were used to repurchase 94,750 shares of its common stock, at a cost of $3.4 million during the first half of 1999.

         Cash and short-term investment holdings of the Corporation are expected to be adequate to cover the cost of the acquisition of the Pressure Relief Valve and Vehicle Control Valve and Pump business units of Teledyne Fluid Systems, as discussed in Note 9 to Consolidated Financial Statements. The cost of the acquisition is approximately $44.0 million.

An additional $8.5 million of capital expenditures is anticipated for the balance of the year, primarily for capital equipment and facility expansions. It is anticipated that these expenditures will be met without further borrowings.

YEAR 2000

         As is more fully described under the subheading "Year 2000" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as referenced in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Corporation is modifying or replacing portions of its software as well as certain hardware to permit

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

continued operations beyond December 31, 1999 without systems failures or processing errors that might arise as a result of the so-called Year 2000 (Y2K) issue.

         Each operating entity of the Corporation is at a different stage of readiness. Identification of the internal business systems of the Corporation that are susceptible to system failures or processing errors as a result of the Y2K issue is substantially complete. The Corporation is using both internal and external resources for its remediation efforts, including the modification of code and test of the resulting modifications. Based on the current schedule, the Corporation expects its internal business systems to be functioning properly with respect to the Y2K issue before January 1, 2000.

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

         It is currently estimated that the incremental costs of the Corporation's Y2K remediation efforts will be approximately $.5 million of which approximately $.3 million has been spent. Remediation costs are being expensed as they are incurred. The costs associated with the replacement of computerized systems and hardware are currently estimated to be $.3 million, which amount is being capitalized. These amounts do not include any costs associated with the implementation of contingency plans that are in the process of being developed.

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

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedules (Page 18)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended June 30, 1999.

                  On August 2, 1999, the Registrant filed a Form 8-K regarding the signing of a definitive asset purchase agreement to acquire the Pressure Relief Valve (PRV) and Vehicle Control Valve and Pump (VCP) business units of Teledyne Fluid Systems, an Allegheny Teledyne Incorporated company, for a purchase price of approximately $44 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CURTISS-WRIGHT CORPORATION
                                                       (Registrant)



                                                  By: /s/ Robert A. Bosi
                                                     --------------------------
                                                       Robert A. Bosi
                                                       Vice President-Finance



                                                  By: /s/ Kenneth P.Slezak
                                                     --------------------------
                                                       Kenneth P. Slezak
                                                       Controller

Dated:  August 4, 1999