Form 10-Q
period 1999-09-30
CURTISS WRIGHT CORP
filed 1999-11-15
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                          Commission File Number 1-134


                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)


               Delaware                                           13-0612970
               --------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          1200 Wall Street West
          Lyndhurst, New Jersey                                     07071
          ---------------------                                     -----
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

Common  Stock,  par value $1.00 per  share:10,083,237  shares (as of October 29,
1999)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS


                                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

           Consolidated Balance Sheets                                   3

           Consolidated Statements of Earnings                           4

           Consolidated Statements of Cash Flows                         5

           Consolidated Statements of Stockholders' Equity               6

           Notes to Consolidated Financial Statements                    7 - 11

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12 - 17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk     18

Forward-Looking Statements                                              18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              19

Item 6 - Exhibits and Reports on Form 8-K                               19

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                              September 30,         December 31,
                                                  1999                  1998
Assets
     Cash and cash equivalents                     $  9,904              $5,809
     Short-term investments                          24,744              66,444
     Receivables, net                                64,629              60,912
     Deferred tax assets                              8,410               7,841
     Inventories                                     65,773              54,048
     Other current assets                             2,657               3,519
                                                   ---------           ---------
        Total current assets                        176,117             198,573
                                                   ---------           ---------
     Property, plant and equipment, at cost         270,289             237,215
     Accumulated depreciation                       166,752             162,704
                                                   ---------           ---------
        Property, plant and equipment, net          103,537              74,511
     Prepaid pension costs                           47,922              43,822
     Goodwill                                        50,547              30,724
     Other assets                                     5,092               5,110
                                                   ---------           ---------
        Total assets                               $383,215            $352,740
                                                   =========           =========

Liabilities
     Current portion of long-term debt             $ 19,276            $ 20,523
     Account payable and accrued expenses            33,182              30,687
     Dividends payable                                1,318                   0
     Income taxes payable                             7,415               5,052
     Other current liabilities                       10,319              11,548
                                                   ---------           ---------
        Total current liabilities                    71,510              67,810
     Long-term debt                                  20,076              20,162
     Deferred income taxes                           10,736               9,714
     Other liabilities                               27,890              25,461
                                                   ---------           ---------
        Total liabilities                           130,212             123,147
                                                   ---------           ---------
Stockholders' equity
     Common stock, $1 par value                      15,000              15,000
     Capital surplus                                 51,583              51,669
     Retained earnings                              368,513             342,218
     Unearned portion of restricted stock               (28)                (40)
     Accumulated other comprehensive income          (1,822)             (2,800)
                                                   ---------           ---------
                                                    433,246             406,047
     Less: cost of treasury stock                   180,243             176,454
                                                   ---------           ---------
        Total stockholders' equity                  253,003             229,593
                                                   ---------           ---------
        Total liabilities and stockholders' equity $383,215            $352,740
                                                   =========           =========

                 See notes to consolidated financial statements.

                                     CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS of EARNINGS
                                                     (UNAUDITED)
                                        (In thousands except per share data)

                                     Nine Months Ended        Three Months Ended
                                       September 30,              September 30,
                                     -----------------        ------------------
                                       1999      1998 (1)      1999     1998 (1)

Net sales                            $209,554   $182,854     $69,009    $62,603
Cost of sales                         135,917    122,132      45,128     41,752
                                     --------   --------     -------    --------
Gross margin                           73,637     60,722      23,881     20,851
Research & development costs            2,246        934         506        343
Selling expenses                       11,740      7,859       3,988      3,003
General and administrative
  expenses                             30,038     23,901      10,968      8,282
Environmental remediation
  and administrative expenses, net
  of recovery                         (11,777)     1,324     (12,331)       446
                                     ---------  --------    ---------    -------
Operating income                       41,390     26,704      20,750      8,777

Investment income, net                  1,954      2,311         496        730
Rental income, net                      2,856      2,753         554        896
Pension income                          3,837      2,968       1,274      1,279
Other income (expense), net               (59)       (31)        278       (110)
Interest expense                          996        292         366        107
                                     ---------  ---------    --------    -------
Earnings before taxes                  48,982     34,413      22,986     11,465
Provision for taxes                    18,736     13,349       9,001      4,707
                                     ---------  ---------    --------    -------
Net earnings                          $30,246    $21,064     $13,985     $6,758
                                     =========  =========    ========    =======

Weight average number
  of shares outstanding                10,135     10,193      10,135     10,193
                                       ======     ======      ======     ======
Basic earnings per
  common share                          $2.98      $2.07       $1.38      $0.66
                                       ======     ======      ======     ======
Diluted earnings per
  common share                          $2.95      $2.04       $1.38      $0.66
                                       ======     ======      ======     ======

Dividends per common share              $0.39      $0.39       $0.13      $0.13
                                       ======     ======      ======     ======

(1)Prior year information has been restated to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                          Nine months ended
                                                             September 30,
                                                        1999              1998
                                                        ----              ----
Cash flows from operating activities:
  Net earnings                                        $ 30,246         $ 21,064
                                                      ---------        ---------
  Adjustments to reconcile net earnings to net
    cash provide by operating activities
    (net of business acquired):
      Depreciation and amortization                      9,140            7,724
      Net losses (gains) on short-term investments         206             (223)
      Increase in deferred taxes                           453            2,684
      Changes in operating assets and liabilities:
       Proceeds from sales of trading securities       360,855          274,113
        Purchases of trading securities               (319,361)        (265,069)
        Decrease (increase) in receivables              15,248           (3,462)
        (Increase) decrease in inventory                (2,238)             629
        Decrease in progress payments                  (13,350)          (2,078)
        (Decrease) increase in accounts payable         (1,327)             422
        Increase (decrease) in income taxes payable      2,363           (1,368)
      Increase in other assets                          (4,273)          (3,145)
      Decrease in other liabilities                        (20)          (2,352)
      Other, net                                          (226)             265
                                                      ---------        ---------
     Total adjustment                                   47,470            8,140
                                                      ---------        ---------
     Net cash provided by operating activities          77,716           29,204
                                                      ---------        ---------

Cash flows from investing activities:
  Proceeds from sales of real estate and equipment          29               40
  Additions to property, plant and equipment           (17,167)          (6,981)
  Acquisitions of new businesses                       (49,858)         (19,313)
                                                      ---------        ---------
     Net cash used by investing activities             (66,996)         (26,254)
                                                      ---------        ---------
Cash flows from financing activities:
  Dividends paid                                        (2,633)          (2,651)
  Common stock repurchase                               (3,992)               0
                                                      ---------        ---------
     Net cash used by financing activities              (6,625)          (2,651)
                                                      ---------        ---------
Net increase in cash and cash equivalents                4,095              299
Cash and cash equivalents at beginning of period         5,809            6,872
                                                      ---------        ---------
Cash and cash equivalents at end of period             $ 9,904          $ 7,171
                                                      =========        =========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                                                  Accumulated
                                                                             Unearned Portion        Other
                                       Common        Capital      Retained    of Restricted       Comprehensive    Treasury
                                        Stock        Surplus      Earnings     Stock Awards          Income         Stock
December 31, 1997                      $15,000       $52,010       $318,474        $(342)           $(3,289)       $177,000

    Net earnings                                                     29,053
    Common dividends                                                 (5,309)
    Common stock repurchased                                                                                            612
    Stock options exercised, net                        (449)
    Amortization of earned potion
       of restricted stock                               108                         302                             (1,158)
    Translation adjustments, net                                                                        489
                                       -------       --------      ---------       ------           --------       ---------
December 31, 1998                       15,000        51,669        342,218          (40)            (2,800)        176,454

    Net earnings                                                     30,246
    Common dividends                                                 (3,951)
    Common stock repurchased                                                                                          3,992
    Stock options exercised, net                         (86)                                                          (203)
    Amortization of earned portion
       of restricted stock                                                            12
    Translation adjustment, net                                                                         978
                                       -------       --------       ---------      ------           -------        ---------
September 30, 1999                     $15,000       $51,583        $368,513       $ (28)           $(1,822)       $180,243
                                       =======       ========       =========      ======           ========       =========


                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS of PRESENTATION

Curtiss-Wright Corporation (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, defense, automotive, shipbuilding, oil, petrochemical, agricultural equipment, power generation, and metal working industries. The Corporation's principal operations include, eight manufacturing facilities (seven in Northern America and one in Switzerland), thirty-seven metal treatment service facilities located in North America and Europe, and four component overhaul facilities.

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

2.   ACQUISITIONS

On August 27, 1999, the Corporation completed its acquisition of the Farris and Sprague business units of Teledyne Fluid Systems, an Allegheny Teledyne Incorporated company. The acquired businesses generated combined sales of $42.8 million in 1998.

Farris is one of the world's leading manufacturers of pressure-relief valves for use in processing industries, which include refineries, petrochemical/chemical plants and pharmaceutical manufacturing. Products are manufactured in Brecksville, Ohio and Brantford, Ontario. A service and distribution center is located in Edmonton, Alberta. The Sprague business, also located in Brecksville, Ohio, provides specialty hydraulic and pneumatic valves and air-driven pumps and gas boosters under the "Sprague" and "PowerStar" trade names for general industrial applications as well as directional control values for truck transmissions and car transport carriers.

The Corporation acquired the net assets of the Farris and Sprague businesses for approximately $44.0 million in cash, subject to adjustment as provided for in the agreement. This acquisition has been accounted for as a purchase in the third quarter of 1999. The excess of purchase price over the fair value of the net assets acquired is approximately $16.8 million and is expected to be amortized over 30 years. The fair value of the net assets acquired is based on preliminary estimates and may be revised at a later date.

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

The Corporation acquired the stock of MPI for approximately $7.4 million in cash (of which $1.0 million has been deferred for two years) and accounted for the acquisition as a purchase in the second quarter of 1999. The excess of purchase price over the fair value of the net assets acquired is approximately $.9 million and is expected to be amortized over 25 years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

The unaudited pro forma consolidated results of operations shown below have been prepared as if the acquisitions had occurred at the beginning of 1999:

In thousands, except per share data

                                                        Nine Months Ended
                                                        September 30, 1999

Net sales                                                    $242,184
Net earnings                                                 $ 32,614
Net earnings per diluted common share                        $   3.18


3.   RECEIVABLES

Receivables, at September 30, 1999 and December 31, 1998, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                       (In thousands)
                                          September 30,             December 31,
                                              1999                       1998
                                              ----                       ----
Accounts receivable, billed                  $57,315                    $63,412
    Less: progress payments applied              814                     11,687
                                             --------                -----------
                                              56,501                     51,725
                                             --------                -----------
Unbilled charges on long-term contracts       17,883                     17,447
    Less: progress payments applied            7,520                      6,350
                                             --------                -----------
                                              10,363                     11,097
                                             --------                -----------
Allowance for doubtful accounts               (2,235)                    (1,910)
                                             --------                -----------
Receivables, net                             $64,629                    $60,912
                                             ========                ===========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

4.   INVENTORIES

Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 1999 and December 31, 1998 is as follows:
                                                       (In thousands)
                                           September 30,            December 31,
                                              1999                       1998
                                              ----                       ----

Raw materials                                $18,613                    $ 8,862
Work-in-progress                              20,085                     27,582
Finished goods                                28,954                     23,130
                                             -------                    -------
Total inventories                             67,652                     59,574
   Less: progress payments applied             1,879                      5,526
                                             -------                    -------
Net inventories                              $65,773                    $54,048
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

During the third quarter of 1999 the Corporation settled litigation against an insurance carrier to recover environmental remediation costs. The settlement, net of associated litigation expenses and amounts reserved for additional related environmental costs, provided additional operating earnings for the period of $12,373,000. Additional details on this settlement are provided in the Management's Discussion and Analysis section of this Form 10-Q under the heading "Insurance Recovery".

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6.   SEGMENT INFORMATION

The Corporation conducts its business operations through three operating segments, Precision Manufacturing Products & Services (PMPS), Actuation and Control Products & Services (ACPS), and Flow Control Products & Services (FCPS).


(In thousands)                         Three months ended                          Three months ended
                                       September 30, 1999                          September 30, 1998
                              ------------------------------------        --------------------------------------
                               PMPS         ACPS(1)        FCPS            PMPS            ACPS           FCPS
Revenue from external
 customers                    $26,048       $28,074       $14,887          $26,945        $25,663        $10,025
Intersegment revenues              77             0             0              114              0              0
Interest expense                   29           133            94               23             34             55
Depreciation and
 amortization                   1,168         1,372           639              988          1,349            325
Income tax expense              2,072            34           438            2,825            278            355
Segment net income(1)           3,314         1,289           687            4,463            219            573
Segment assets                 82,196       116,137        86,919           65,457         90,370         37,062

                                        Nine months ended                           Nine months ended
                                       September 30, 1999                          September 30, 1998
                              ------------------------------------         -------------------------------------
                               PMPS        ACPS(1)          FCPS            PMPS           ACPS            FCPS
Revenue from external
 customers                    $78,066       $88,912       $42,576          $80,076        $79,952        $22,826
Intersegment revenues             249             0             0              420              0              0
Interest expense                   68           339           266               52            102            138
Depreciation and
 amortization                   3,180         3,782         1,472            2,848          3,064            845
Income tax expense              6,781         1,250         1,634            8,951            278          1,216
Segment net income(1)          10,847         3,341         2,565           14,285             38          1,921


(1) The ACPS segment includes consolidation costs, net of tax benefits, for the relocation of operations in the amounts of $.7 million and $1.9 million for the third quarter and first nine months of 1999, respectively.


Reconciliation
                              Three months ended            Nine months ended
                                 September 30,                September 30,
                               1999          1998           1999         1998
                             --------      -------         ------      -------
Total segment net income     $ 5,290       $5,255         $16,753      $16,244
Insurance settlement, net      7,319            0           7,319            0
Rental income, net               518          440           1,700        1,278
Investment income, net           390          432           1,609        1,757
Pension income                   754          720           2,270        1,756
Corporate and other             (286)         (89)            595           29
                             --------      -------        -------      -------
Consolidated net income      $13,985       $6,758         $30,246      $21,064
                             ========      =======        =======      =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

7.   COMPREHENSIVE INCOME

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying changes in equity from non-owner sources. Total comprehensive income for the third quarter and first nine-month periods ended September 30, 1999 and 1998 are as follows:

                                                   (In thousands)
                                  Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                    1999        1998          1999        1998
                                    ----        ----          ----        ----

Net earnings                      $13,985      $6,758       $30,246     $21,064
Equity adjustment from Foreign
currency translations               1,263        (401)          978        (489)
                                  -------      -------      --------    --------
Total comprehensive income        $15,248      $6,357       $31,224     $20,575
                                  =======      =======      ========    ========

8.   EARNINGS PER SHARE

The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three and nine months ended September 30, 1999 were 134,000 and 138,000, respectively and 49,000 and 110,000 for the three and nine months ended September 30, 1998.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

RESULTS of OPERATIONS

The Corporation reported net earnings for the third quarter of 1999 totaling $14.0 million or $1.38 per diluted share, as compared with $6.8 million or $.66 per diluted share, for the third quarter of the prior year. The 1999 period benefited from a settlement of litigation against an insurance carrier, for recovery of environmental remediation costs. The settlement, net of associated litigation expenses and amounts recognized for additional related environmental costs, added $7.3 million or $.72 per diluted share to net earnings for the third quarter of 1999. Also impacting third quarter 1999 earnings were costs associated with the consolidation of operations within our Actuation and Control business segment, which reduced net earnings by $.7 million or $.07 per diluted share. Absent the settlement and consolidation costs, net earnings for the 1999 third quarter were $7.4 million or $.73 per diluted share, 9% above those of the same period last year.

Sales increased 10% in the third quarter of 1999, to $69.0 million from $62.6 million, while operating income, absent the unusual items mentioned above, totaled $9.5 million, an increase of 9% over the third quarter of 1998. Also increasing on a quarter to quarter basis were new orders, which improved 71% to $72.3 million and backlog which at September 30, 1999 was $184.6 million, an increase of 30% above that on the same date last year.

For the first nine months of 1999, sales improved 15% to $209.6 million from 1998's nine-month sales of $182.9 million. Operating income increased to $41.4 million versus $26.7 million for the comparable 1998 period, while net earnings rose to $30.2 million, or $2.95 per diluted share, as compared with nine-month earnings of $21.1 million, or $2.04 per share, last year. Excluding the aforementioned unusual items for the first nine months, net earnings would have been $24.8 million, or $2.41 per diluted share, an 18% increase over the comparable 1998 period. Increases in normalized operating income and net earnings, sales, new orders and backlog for both the nine-month and third quarter 1999 periods, largely reflect the recent acquisitions made by the Corporation. Since April 1998, the Corporation has acquired six new companies; Alpha Heat Treaters, Enertech, Drive Technology, Metallurgical Processing, Farris Engineering and Sprague Products. The latter three are discussed further in Note 2 to the Consolidated Financial Statements, and in the Acquisitions section below.

Insurance Recovery
During the third quarter of 1999 the Corporation settled litigation against an insurance carrier to recover environmental remediation costs. The settlement,

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

net of associated litigation expenses and amounts reserved for additional related environmental costs, provided additional earnings for the period and first nine months of the year, as previously detailed.

The settled litigation had been pending for a number of years and was nearing trial. In late 1998, claims against another insurance carrier were also resolved. Although the Corporation has recouped a significant portion of its remedial costs by virtue of these two settlements, litigation continues against the remaining insurers to recover additional remedial costs. Trial against the remaining insurance companies is scheduled for early next year.

Operating Performance
The Corporation's Precision Manufacturing Products & Services (PMPS) segment reported slightly lower sales in the third quarter and first nine months of 1999 than in the same periods of 1998. PMPS had record sales for metal-treatment services in 1998, but so far in 1999, this segment has felt several of its primary markets soften. Services for industrial, agricultural and certain aerospace customers have declined in comparison with the prior year, primarily in North American operations. Sales of heat treating services also declined despite the acquisition of Metallurgical Processing in Ft. Wayne, Indiana in June 1999. Declines in this product line are largely due to the continued decline in oil tool markets.

Net earnings for the 1999 periods were significantly below those of 1998, reflecting lower margins and increased operating expenses for the PMPS segment. Operating expenses for 1999 included costs for new facilities in both North America and Europe. Currently two of this segment's operations are relocating and in the interim are running at dual locations, and are incurring higher operating costs as a result.

The Flow Control Products & Services (FCPS) segment produced substantially higher sales and improved earnings in the third quarter and first nine months of 1999. Sales improvements for both 1999 periods were driven largely by the acquisitions of Enertech in July 1998 and the Farris and Sprague business units in August 1999. Sales improvements for the nine-month period also reflect additional U.S. Navy business.

The Corporation's Actuation and Control Products & Services (ACPS) segment had, for both the third quarter and first nine months of 1999, higher sales and earnings which largely reflect the acquisition of its Drive Technology business on December 31, 1998. Sales of commercial aircraft actuation products also improved in the same period reflecting a contract extension with Boeing signed in the first quarter of 1999. Earnings also benefited from cost and performance improvements for these programs. In the third quarter, this segment's aircraft component overhaul and repair business reported level sales but improved margins in comparison with the last year period. Sales of military aircraft actuation products continued to decline.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

Public information indicates that Boeing's scheduled delivery rate of commercial aircraft will be down significantly in the year 2000. Estimates are for deliveries of 480 aircraft, which would represent a decline in excess of 22% from forecast levels for 1999. While Boeing is an important and valued customer, the acquisitions and internal development activities of the Corporation over the past several years in other business areas have reduced the potential impact of the production cycles of the commercial aircraft market on our overall sales. Additionally, in 1999 the Corporation was awarded a new Boeing contract for the retrofit of Boeing 757 aircraft torque limiters which is expected to generate product sales of approximately $8 million over the next three years. The potential for generating additional revenue also exists to the extent the Corporation provides the associated installation service through its maintenance, repair and overhaul operations. Taking only these additional retrofit production sales into consideration, it is estimated that the reduction in sales to Boeing of original equipment will represent less than 2% of the Corporation's total sales in 2000.

The ACPS segment continues to incur substantial one-time costs associated with the consolidation of its manufacturing operations into its expanded Shelby, N.C., facility and with the move of certain overhaul and repair services to a new location in Gastonia, N.C. Expenses related to the consolidation activities, including costs related to the previously announced shutdown of our Fairfield, NJ, facility, totaled approximately $1.2 million during the third quarter and $3.0 million for the first nine months of 1999. Additional expenses associated with the consolidation activities are expected to be incurred through out the remainder of 1999.

Acquisitions
As discussed in Note 2 to the Consolidated Financial Statements of this Form 10-Q Report, the Corporation acquired the Farris and Sprague business units of Teledyne Fluid Systems, an Allegheny Teledyne Incorporated company, for $44.0 million in cash on August 27, 1999. Farris is one of the world's leading manufacturers of pressure-relief valves for use in processing industries, which include refineries, petrochemical/chemical plants and pharmaceutical manufacturing. The Sprague business provides specialty hydraulic and pneumatic valves and air-driven pumps and gas boosters for general industrial applications as well as directional control valves for truck transmissions and car transport carriers. The strengths of these businesses' products in industrial markets complements FCPS's established position in the nuclear area to form a combined business that can better serve its markets on a global basis with a broader complementary product line, an improved distribution system and enhanced engineering capabilities.

The Corporation also acquired Metallurgical Processing, Inc. (MPI) on June 30, 1999. The purchase of MPI supports the Corporation's strategy of growing the heat-treating business of the PMPS segment into new geographic markets through acquisition. MPI adds an established market presence in an attractive industrial area.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

Other Developments
The Corporation has recently has been awarded a contract to supply concept demonstrator hardware to the Boeing "Phantom Works" for the advanced Unmanned Combat Air Vehicle (UCAV) program.

Through its ACPS segment the Corporation will supply a Weapons Bay Door Drive system utilizing its proven rotary actuation technology combined with an electrically driven and controlled power drive unit for two Concept Demonstrator aircraft. While this is a small contract in dollar terms, it represents the Corporation's first Unmanned Combat Air Vehicle opportunity and strengthens our longstanding relationship with the Boeing Phantom Works.



CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources
The Corporation's working capital was $104.6 million at September 30, 1999 as compared to working capital at December 31, 1998 of $130.8 million. The ratio of current assets to current liabilities was 2.46 to 1 at September 30, 1999, compared with a current ratio of 2.93 to 1 at December 31, 1998. Cash, cash equivalents and short-term investments totaled $34.6 million in aggregate at September 30, 1999, decreasing 52% from $72.3 million at the prior year-end. The decline in cash and short-term investments largely reflects the MPI, Farris and Sprague acquisitions made during 1999.

Increases in net receivables and inventories are principally attributed to the acquisitions of Farris and Sprague during the third quarter of 1999. These increases were partially offset by increased accounts payable and accrued expenses, an increase in income taxes payable, and accrued dividends payable for the third quarter of 1999.

The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, aggregating $45.0 million, with a group of three banks. The credit agreements allow for borrowings to take place in US or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $22.5 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at September 30, 1999 was $.4 million. The commitments made under the Revolving Credit Agreement expire October 29, 2001, but may be extended annually for successive one-year periods with the consent of the bank group. The Short-Term Credit Agreement allows for cash borrowings of $22.5 million, of which $3.0 million was available at September 30, 1999. The Short-Term Credit Agreement was to expire on October 22, 1999 but has been extended until January 31, 2000. The Corporation is currently seeking to increase its available lines of credit through the bank group. Negotiations are expected to be complete and new credit lines established before December 31, 1999.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

Cash borrowings under the two credit agreements were at a US Dollar equivalent totaling $20.7 million on September 30, 1999. The loans had variable interest rates averaging 2.0% for the first nine months of 1999. No cash borrowings were outstanding at September 30, 1998. As discussed in Note 9 in the Consolidated Financial Statements to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, these credit agreements were used to finance the Drive Technology acquisition at December 31, 1998.

During the first nine months of 1999, internally generated funds were adequate to meet the needs of the Corporation. Capital expenditures totaled $17.2 million during the first nine months of 1999 and consisted primarily of machinery and equipment needed for the PMPS segment and the purchase of a 53,000-square-foot building in Gastonia, North Carolina. The new building provided for the relocation of a portion of the ACPS segment's commercial aircraft component repair and overhaul operations. Internally generated funds were also used for the acquisitions of MPI, Farris and Sprague, which totaled $48.8 million. Additional funds generated by the Corporation were used to repurchase 111,350 shares of its common stock, at a cost of $4.0 million during the first nine months of 1999.

An additional $3.7 million of capital expenditures is anticipated for the balance of the year, primarily for capital equipment and facility expansions. The Corporation believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit, will continue to be sufficient to meet its operating needs.

Year 2000
As is more fully described under the subheading "Year 2000" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as referenced in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Corporation was modifying or replacing portions of its software as well as certain hardware to permit continued operations beyond December 31, 1999 without systems failures or processing errors that might arise as a result of the so-called Year 2000 (Y2K) issue.

The Corporation has completed the remediation and testing phases of all critical applications identified in its initial and ongoing assessments of Y2K risks.

The Corporation is currently making final assessments of its vendors and customers Y2K compliance and anticipates these activities will be ongoing for the balance of 1999. The Corporation has communicated with significant vendors, customers and other third party service providers to evaluate whether they are making adequate efforts to achieve Y2K compliance and to obtain Y2K readiness statements. To date, the Corporation is not aware of any third parties with a Y2K issue that would materially impact the Corporation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

It is currently estimated that the incremental costs of the Corporation's Y2K remediation efforts through September 30, 1999 was approximately $.5 million. Remediation costs are expensed as they are incurred. The costs associated with the replacement of computerized systems and hardware are currently estimated to be $.3 million, which amount is being capitalized. These amounts do not include any costs associated with the implementation of contingency plans.

Contingency plans have been developed in the event any of its internal systems or service providers should incur Y2K failures. This evaluation included contingency planning in the event of disruption to utility, communications or transportation services, in addition to Y2K system failures by key vendors and service providers. The Corporation believes that the most reasonably likely worst-case Y2K scenario would relate to problems with such systems and services of third parties rather than with the Corporation's internal systems. While the Corporation cannot identify all possible disruption scenarios, the Corporation has prepared contingency plans specifying actions if failures occur in key internal systems and or critical third party systems and services. Throughout the remainder of the calendar year these plans will be continually reviewed and modified as needed as the Corporation learns more about the potential exposure of third parties to Y2K disruptions. Due to the large variables involved, the Corporation can not provide a reasonable estimate of loss, if any, in the event of a Y2K disruption.

                                 PART I - ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's Market Risk during the nine months ended September 30, 1999. Information regarding Market Risk and Market Risk Management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


                           FORWARD-LOOKING INFORMATION
Except for historical information, this Quarterly Report on Form 10-Q contains "forward looking" information. Examples of forward looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future sales and earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms; (b) statements of plans and objectives of management; (c) statements of future economic performance; and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels; (vii) changes in the Corporation's labor relations;
(viii) Year 2000 non-compliance of the Corporation's systems or its suppliers and customers; and (ix) other factors that generally affect the business of companies operating in the Corporation's Segments.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information required herein is incorporated by reference to the information appearing under the caption "Insurance Recovery" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  CHANGES IN SECURITIES

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (Page 21)


         (b)      Reports on Form 8-K

                  The Company filed two Current Reports on Form 8-K during the quarter ended September 30, 1999 as follows:

                  1. Form 8-K Report dated August 2, 1999 with respect to Item 5 of such Report.

                  2.   Form 8-K Report dated September 10, 1999 with respect to
                       Item 2 of such Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CURTISS-WRIGHT CORPORATION
                                                       (Registrant)


                                                  By:  /s/ Robert A. Bosi
                                                       ---------------------
                                                       Robert A. Bosi
                                                       Vice President - Finance



                                                  By:  /s/ Kenneth P. Slezak
                                                       ---------------------
                                                       Kenneth P. Slezak
                                                       Controller

Dated:  November 15, 1999