Form 10-K
period 1999-12-31
CURTISS WRIGHT CORP
filed 2000-03-20
CIK 26324

Page 1 of 26
Exhibit Index - Page 24

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  transition  period  from  _______  to _______

                          Commission File Number 1-134
                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                           13-0612970
        ---------                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



1200 Wall Street West, Lyndhurst, NJ                          07071
------------------------------------                         -------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (201) 896-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                               on which registered
   ------------------------                        ------------------------
Common Stock, par value $1 per share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $ 189,454,831.00 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 2, 2000 of $39.125).

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                         Number of Shares
     Class                                         Outstanding at March 2, 2000
     -----                                        ------------------------------
Common Stock, par value $1 per share                      10,046,869

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of the Registrant to stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the Proxy Statement of the Registrant with respect to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Introduction
------------
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Form 10-K Annual Report for the
fiscal  year  ended   December  31,  1999.   References   in  the  text  to  the
"Corporation," "Company," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Company's "Annual Report" are to its 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

                                     PART I

Item 1. Business.
-----------------
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. During 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." (SFAS No. 131). Consistent with the requirements of SFAS No. 131, the Company now reports its operations in three Segments: Motion Control (formerly known as "Actuation and Control Products & Services Segment"), Metal Treatment (formerly known as "Precision Manufacturing Products & Services Segment"), and Flow Control (formerly known as "Flow Control Products & Services").



Motion Control
---------------
     The Corporation designs, develops and manufactures flight control actuation systems and components for the aerospace industry. Manufactured products offered consist of electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors or other devices used on aircraft. They include actuators and control systems for the Boeing 737, 747, 757, 767 and 777 jet airliners, the Lockheed Martin F-16 Falcon fighter, the Boeing F/A-18 fighter, the F-22 Raptor fighter jointly developed by Lockheed Martin and Boeing, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Corporation also is developing wing flap actuators for business jet and small cargo aircraft. During 1999, the Corporation consolidated certain operations, relocating substantially all of its manufacturing from the Corporation's Fairfield, New Jersey facility into its Shelby, North Carolina facility. Accordingly, these operations are mainly conducted from the Corporation's facility in Shelby, North Carolina.

     With the acquisition on December 31, 1998 of SIG Antriebstechnik AG*, the Company also offers electro-mechanical and electro-hydraulic actuation components and systems including electronic controls to the military tracked and wheeled vehicle, high speed railroad train, and commercial marine propulsion markets. These products which are designed and manufactured at the Corporation's facility in Neuhausen am Rheinfall, Switzerland, primarily consist of drives and suspension systems for armored military vehicles sold to defense equipment manufacturers, and tilting systems for high speed railway car applications, in each case to overseas markets.

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

     As a related service within this Segment, Curtiss-Wright also provides commercial airlines, the military and general aviation customers with component overhaul and repair services. The Corporation overhauls a variety of hydraulic, pneumatic, mechanical, electro-mechanical, electrical and electronic components found on Boeing, Lockheed Martin, Airbus and other aircraft. The Corporation provides these services from facilities in Gastonia, North Carolina, Miami, Florida, Karup, Denmark, and a marketing and distribution facility in Singapore.

-----------------
*  Merged  into  Curtiss-Wright   Antriebstechnik  GmbH  (Curtiss-Wright   Drive
Technology) effective March 19, 1999.

     This Segment's overhaul services are sold in competition with a number of other overhaul and repair providers. Competition in the overhaul business is based upon quality, delivery and price. Marketing is accomplished through sales representatives and by direct sales.

     The Company sells a commercial rescue tool using its "Power Hinge"(TM) aerospace technology under the trademark Power Hawk(R). Various accessories and related equipment are also offered. The primary use for this tool is the extrication of automobile accident victims.

     Sales by this Segment to the Boeing Company in 1999, 1998, and 1997 were $42.9, $39.3, and $32.0 million, respectively. The loss of the Boeing Company as a customer would have a material adverse affect on this Segment. U.S. Government direct and end use sales of this Segment in 1999, 1998 and 1997 were $17.4, $19.7, and $20.1 million, respectively. The loss of this business would have a material adverse effect on this Segment.

     The backlog of this Segment as of January 31, 2000 was $164.4 million as compared with $143.0 million as of January 31, 1999. Of the January 31, 2000 amount, approximately 52% is expected to be shipped during 2000. None of the business of this Segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.


Metal Treatment
------------------
     Curtiss-Wright provides approximately 50 metal-treating services in this Segment, with its principal services being "shot peening" and "heat treating." "Shot peening" is the process by which durability of metal parts are improved by the bombardment of the part's surface with spherical media such as steel shot, ceramic or glass beads to compress the outer layer of the metal. "Heat treating" is a metallurgical process of subjecting metal objects to heat and/or cold or otherwise subsequently treating the material to change the physical and/or chemical characteristics or properties of the material. An overview of the metal treating services is provided on page 7 in the Company's Annual Report, such description being incorporated by reference in this Form 10-K. These processes are used principally to improve the service life, strength and durability of metal parts. They are also used to form curvatures in metal panels, which are assembled as wingskins of commercial and military planes, and to manufacture valve reeds used in compressors. The Corporation provides these services for a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil, petrochemical, metal working, and other industries. Operations are conducted from 37 facilities located in the United States, Canada, England, France, Germany, and Belgium.

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

     The backlog of this Segment as of January 31, 2000 was $1.2 million, as compared with $1.4 million as of January 31, 1999. All of such backlog is expected to be shipped in the first quarter of 2000. The business of this Segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the Segment is not materially dependent upon any single source of supply. No single customer accounted for 10% or more of total sales in 1999, 1998 and 1997 and the active customer base numbers in excess of 5,000.


Flow Control
--------------
     At its facility located in East Farmingdale, New York, the Corporation designs, manufactures, refurbishes and tests highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases and to provide safety relief in high-pressure applications. It also supplies actuators and controllers for its own valves as well as for valves manufactured by others. The primary customers for these valves are the U.S. Navy, which uses them in nuclear propulsion systems, and owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. All of the new nuclear plants are outside the U.S. and recent sales for such plants have been to Korea and Taiwan. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U.S. Navy and for new power plants is characterized by long lead times from order placement to delivery.

     Through its Enertech operation, the Company also designs, manufactures and distributes additional flow control products for sale into global commercial nuclear power markets, and it also distributes products made by others from its facility in Brea, California. Enertech's product lines include: snubbers, advanced valves, valve actuators, test and diagnostic equipment, as well as related diagnostic services. In addition, the Company now provides training, on-site services, staff augmentation and engineering programs relating to nuclear power plants. The Company also provides hydraulic power units and components primarily for the automotive and entertainment industries.

     In August 1999, the Company further expanded its product lines and distribution base through the acquisitions of Farris Engineering ("Farris") and Sprague Products ("Sprague"), two former business units of Teledyne Fluid Systems, Inc. As a result of acquiring Farris, one of the world's leading manufacturers of spring-loaded and pilot operated pressure-relief valves, the Company expanded its customer base into the processing industries. Farris' primary customers are refineries, petrochemical/chemical plants and pharmaceutical manufacturing facilities. Farris products are manufactured in Brecksville, Ohio and Brantford, Ontario. A service and distribution center is located in Edmonton, Alberta. Sprague, also located in Brecksville, Ohio, manufactures and provides specialty hydraulic and pneumatic valves, air-driven pumps and gas boosters under the "Sprague" and "PowerStar" trade names. Sprague products are used generally in various industrial applications as well as directional control valves for truck transmissions and car transport carriers.

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

     The backlog of this Segment as of January 31, 2000 was $67.3 million as compared with $55.2 million as of January 31, 1999. Of the January 31, 2000 amount, approximately 47% is expected to be shipped during 2000. Approximately 25% of this Segment's backlog is composed of orders with the U.S. Navy through its prime contractor, the Plant Apparatus Division of Bechtel National, Inc. a unit of Bechtel Group, Inc. The loss of this customer would have a significant adverse impact on the business of this Segment.

     None of the business of this Segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

Other Information
------------------------------

Government Sales
----------------
     In 1999, 1998 and 1997, direct sales to the United States Government and sales for United States Government end use aggregated approximately 17%, 17% and 20% respectively, of total sales for all Segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.

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

     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States Government prime contracts or subcontracts, they are secured by a lien in favor of the Government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 4 and 5 to the Consolidated Financial Statements, on pages 23, 26 and 27 of the Annual Report, which notes are incorporated by reference in this Form 10-K Annual Report.) In the case of most valve products for United States Government end use, the subcontracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures sponsored by the Corporation amounted to $2,801,000 in 1999 as compared with $1,346,000 in 1998 and $1,877,000 in
1997. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. Curtiss-Wright does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of these patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in the material in Notes 1.H and 11 to the Consolidated Financial Statements which appears on pages 24 and 31 of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
---------
     At the end of 1999, the Corporation had 2,267 employees, 172 of which were represented by labor unions and are covered by collective bargaining agreements.


Certain Financial Information
-----------------------------
     The industry segment information is described in the material in Note 14 to the Consolidated Financial Statements, which appears on pages 33 to 35 of the Registrant's Annual Report, and is incorporated by reference in this Form 10-K Annual Report. It should be noted that in recent years a significant percentage of the pre-tax earnings from operations of the Corporation have been derived from foreign operations. The Company does not regard the risks attendant to these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
-----------------------
     The principal physical properties of the Corporation and its subsidiaries are described below:

                                                  Owned/
Location                  Description(1)          Leased         Principal Use

East Farmingdale,         215,000 sq. ft.        Owned(2)        Flow Control
New York                  on 11 acres

Chester, Wales           175,666 sq. ft.         Leased          Metal Treatment
United Kingdom

Shelby,                  137,440 sq. ft.         Owned           Motion Control
North Carolina           on 29 acres

Brampton,                87,000 sq. ft. on       Owned           Metal Treatment
Ontario, Canada          8 acres

Deeside, Wales           81,000 sq. ft.          Owned           Metal Treatment
United Kingdom           on 2.2 acres

Columbus, Ohio           75,000 sq. ft.          Owned           Metal Treatment
                         on 9 acres

Brecksville, Ohio        68,000 sq. ft           Owned           Flow Control
                         on 5.56 acres

Miami, Florida           65,000 sq. ft.          Leased          Motion Control
                         on 2.6 acres

Fort  Wayne,             62,589 sq. ft.          Owned           Metal Treatment
Indiana                  on 3.2 acres

Gastonia,                52,860 sq. ft.          Owned           Motion Control
North Carolina           on 7.5 acres

Pine Brook,              45,000 sq. ft. within   Leased          Motion Control
New Jersey               a business complex

Neuhausen am,            40,100 sq. ft. within   Leased          Motion Control
Rheinfall                a business complex
Switzerland

York,                    32,396 sq. ft.          Owned           Metal Treatment
Pennsylvania             on 3.6 acres

Brea, California         30,550 sq. ft.          Leased          Flow Control
                         on 1.76 acres

Brantford,               21,000 sq. ft           Owned           Flow Control
Ontario, Canada          on 8.13 acres

(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse buildings.

(2) The Suffolk County Industrial Development Agency in connection with the issuance of an industrial revenue bond holds title to approximately six acres of land and the building located thereon.

     In addition to the properties listed above, the Corporation leases an aggregate of approximately 360,000 square feet of space at twenty-two different locations in the United States and England and owns buildings encompassing about 371,704 square feet in seventeen different locations in the United States, France, Germany, Belgium and England. None of these properties individually is material to the Company's business. It also leases approximately 8,000 square feet of space in Karup, Denmark, for Motion Control; 2,000 square feet of space in Suwanee, Georgia, for Flow Control; 1,150 square feet of space in Singapore for Motion Control; and 600 square feet of warehouse and office space in Edmonton, Alberta, Canada, for Flow Control.

    The Corporation also owns a multi-tenant industrial rental facility located in Wood-Ridge, New Jersey encompassing 2,322,000 square feet on 144 acres. The former manufacturing facility has approximately 2,264,000 square feet leased to other parties with the remaining 58,000 square feet vacant and available for lease. Additionally, Curtiss-Wright leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.

    The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them.

    The following tracts of property, owned by the Registrant, are not attributable to a particular Segment and are being held for sale: Hardwick Township, New Jersey (the "Hardwick Property"), 21 acres; Fairfield, New Jersey,
39.8 acres (the "Fairfield Property"); and Perico Island, Florida, 112 acres, the bulk of which is below water (the "Perico Island Property"). In June 1999, the Company entered into a contract to sell the Perico Island Property. The contract is contingent on the purchaser obtaining necessary governmental approvals. The purchaser has until May 18, 2000 to obtain the necessary approvals. The Company is also currently engaged in negotiations to sell the Hardwick Property and the Fairfield Property. The Corporation also owns approximately 7.4 acres of land in Lyndhurst, New Jersey, which is leased, on a long-term basis, to the owner of the commercial building located on the land.

Item 3. Legal Proceedings.
--------------------------------

    In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits and contingent liabilities. The Corporation does not believe that disposition of any of these matters will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

    In December 1999, the Corporation entered into a settlement agreement with the Borough of Wood-Ridge (the "Borough"), resolving a long standing tax appeal challenging the accuracy of the Borough's property value assessments for tax years 1994 through 1999 on the Corporation's industrial rental facility referred to above. Under the terms of the settlement, the assessments for the years in question were reduced and the Corporation received a refund for taxes paid in excess of those reduced assessments. A significant portion of the tax refund was passed through to the tenants of the complex. See the information contained in the Registrant's Annual Report on page 17 under the caption "Other Revenues" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------

    Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Stock
         And Related Stockholder Matters.
----------------------------------------------------------

    See the information contained in the Registrant's Annual Report on the inside back cover under the captions "Common Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of Registrant was 3,822 as of March 1, 2000.


Item 6. Selected Financial Data.
---------------------------------------
    See the information contained in the Registrant's Annual Report on page 14 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
----------------------------------------------------------
    See the information contained in the Registrant's Annual Report at pages 15 through 17, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
    The Corporation is exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of its global operating and financing activities. However, the Corporation seeks to minimize the risks from these interest rate and foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Corporation did not use such instruments for trading or other speculative purposes and did not use leveraged derivative financial instruments during the year ended December 31, 1999. Information regarding the Corporation's accounting policy on financial instruments is contained in Note 1.G to the Consolidated Financial Statements on page 24 of the Annual Report, which is incorporated by reference in this Form 10-K Annual Report.

     The Corporation's market risk for a change in interest rates relates primarily to the debt obligations. Approximately 49% of the Corporation's debt at December 31, 1999 and 46% of the December 31, 1998 debt is comprised of Industrial Revenue Bond financing. As described in Note 8 to the Consolidated Financial Statements on page 29 of the Annual Report, which is incorporated by reference in this Form 10-K Annual Report, the Corporation borrowed variable rate debt under its short-term credit agreement and revolving credit agreement aggregating 31,000,000 Swiss Francs arising out of the December 31, 1998 purchase of SIG Antriebstechnik AG to mitigate its currency exposure.

     Financial instruments expose the Corporation to counter-party credit risk for nonperformance and to market risk for changes in interest and currency rates. The Corporation manages exposure to counter-party credit risk through specific minimum credit standards, diversification of counter-parties and procedures to monitor concentrations of credit risk. The Corporation monitors the impact of market risk on the fair value and cash flows of its investments by considering reasonably possible changes in interest rates and by limiting the amount of potential interest and currency rate exposures to amounts that are not material to the Corporation's consolidated results of operations and cash flows

Item 8. Financial Statements and Supplementary Data.
------------------------------------------------------------------
     The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

     Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997, page 19.

     Consolidated Balance Sheets at December 31, 1999 and 1998, page 20.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997, page 21.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997, page 22.

     Notes to Consolidated Financial Statements, pages 23 through 35, inclusive, and Quarterly Results of Operations on page 14.

     Report of Independent Accountants for the three years ended December 31, 1999, 1998 and 1997, page 18.

Item 9. Changes in and Disagreements with Accountants
     On Accounting and Financial Disclosure.
---------------------------------------------------------------------
     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers
         Of the Registrant.
----------------------------------------------------
     Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Corporation's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

     Executive Officers of the Registrant
     -------------------------------------
     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

                           Principal Occupation
Name                       and Employment                                   Age

David Lasky                Chairman (since May 1995);                       67
                           formerly President from 1993
                           to April 1999(1)

Martin R. Benante          President and Chief Operating                    47
                           Officer  since April 1999; formerly
                           Vice President of the Corporation
                           from April 1996 to April 1999;
                           President of Curtiss-Wright Flow
                           Control Corporation, a wholly-owned
                           Subsidiary from March 1995 to April 1999

Gerald Nachman             Executive Vice President;                        70
                           President of Metal Improvement
                           Company, Inc., a wholly owned subsidiary, since May 1970

                           Principal Occupation
Name                       and Employment                                   Age


George J. Yohrling         Vice President of Curtiss-Wright Corporation;    59
                           President, Curtiss-Wright Flight Systems,
                           Inc., a wholly-owned subsidiary, since
                           April 1998; Executive Vice President for
                           Aerospace Operations of Curtiss-Wright Flight
                           Systems, Inc. from April 1997 to April 1998,
                           Senior Vice President from July 1996 to April
                           1997 of Curtiss-Wright Flight Systems, Inc.;
                           previously Vice President and General Manager of Curtiss-Wright Flight Systems/Shelby, Inc., then a wholly-owned subsidiary.

Robert A. Bosi             Vice President-Finance since January 1993        44

Brian D. O'Neill           Secretary, General Counsel since April 1999;     50
                           formerly Assistant General Counsel from
                           December 1997 until April 1999; formerly
                           Staff Attorney and Associate General Counsel from December 1980 to December 1997

Gary J. Benschip           Treasurer since February 1993                    52

Kenneth P. Slezak (2)      Controller since 1991                            48

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

-----------------------------------------------------------------------
(1) On February 3, 2000, Mr. Lasky announced his retirement following the Corporation's Annual Meeting of Stockholders to be held on April 2000.

(2) Mr. Slezak resigned from his position with the Corporation effective February 22, 2000.

    Section 16(a) Beneficial Ownership Reporting Compliance
    ----------------------------------------------------------------------
    Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11. Executive Compensation.
------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management.
-------------------------------------------------------------
     See the following portions of the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the material under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) the material included under the caption "Election of Directors."

Item 13. Certain Relationships and Related Transactions.
---------------------------------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K.
----------------------------------------------------
(a)(1)   Financial Statements:

         The following Consolidated Financial Statements of Registrant and supplementary financial information, included in Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

         (ii)     Consolidated Balance Sheets at December 31, 1999 and 1998

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         (v)      Notes to Consolidated Financial Statements

         (vi) Report of Independent Accountants for the years ended December 31, 1999, 1998 and 1997

(a)(2)   Financial Statement Schedules:

         The items listed below are presented herein on pages 22 and 23 of this Form 10-K.

Report of Independent Accountants on Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3)   Exhibits:

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

         (2)(i) Asset Purchase and Sale Agreement dated July 23, 1999 between Teledyne Industries, Inc., Teledyne Industries Canada Limited and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed September 15, 1999).

(3)      Articles of Incorporation and By-laws of the Registrant

         (3)(i) Restated Certificate of Incorporation as amended May 8, 1987 (incorporated by reference to Exhibit 3(a) to Registrant's Form 10-Q Report for the quarter ended June 30, 1987). Restated Certificate of Incorporation as amended through April 18, 1997 (incorporated by reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         (3)(ii)  By-laws as amended through April 30, 1999, filed herewith.

(4) Instruments defining the rights of security holders, including indentures

         (4)(i) Agreement to furnish to the Commission upon request, a copy of any long term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

         (4)(ii) Revolving Credit Agreement dated December 20, 1999 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A., filed herewith.

         (4)(iii) Short-Term Credit Agreement dated as of December 20, 1999 between Registrant, the Lender Parties and Mellon Bank, N.A., as Agent, filed herewith.

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

            (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Form 10-Q Report for the quarter ended June 30, 1997).*

            (v)   Curtiss-Wright Corporation Retirement Plan as amended
                  through  August  1,  1997  (incorporated   by  reference  to
                  Registrant's  Annual Report on Form 10-K for the year
                  ended    December   31,    1997);  Fourth  Amendment to the
                  Curtiss-Wright   Corporation  Retirement  Plan  dated
                  October   20,   1997 (incorporated   by  reference  to
                  Registrant's  Annual Report on Form 10-K for the year
                  ended    December   31,    1997);    Fifth   Amendment to the
                  Curtiss-Wright   Corporation  Retirement  Plan  dated
                  January  1,  1998   (incorporated   by  reference  to
                  Registrant's  Annual Report on Form 10-K for the year
                  ended    December   31,    1997);    Amendments    to
                  Curtiss-Wright  Retirement  Plan dated April 1, 1998,
                  April  20,  1998,  April 30,  1998 and June 30,  1998
                  (incorporated   by  reference  to  Exhibit  a(ii)  to
                  Registrant's  Quarterly  Report for the quarter ended
                  June 30, 1998).*

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

            (viii)Curtiss-Wright    Corporation    Executive   Deferred
                  Compensation Plan effective November 18, 1997 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

            (ix) Standard Severance Protection Agreement dated June 19, 1998 between the Registrant and Officers of the Registrant (incorporated by reference to Exhibit A(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

            (x) Trust Agreement dated January 20, 1998 by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*


         (13)     Annual Report to Stockholders for the year ended December 31,
                  1999

         (21)     Subsidiaries of the Registrant

         (23) Consents of Experts and Counsel - see Consent of Independent Accountants

         (27)     Financial Data Schedule
-----------
*Management contract or compensatory plan or arrangement

(b)       Reports on Form 8-K

          No report on Form 8-K was filed during the three months ended December 31, 1999.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                   (Registrant)


                                   By:  /s/ David Lasky
                                        ---------------------
                                        David Lasky
                                        Chairman and CEO

Date:  March 20, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 20, 2000               By:  /s/ Robert A. Bosi
                                       ---------------------
                                        Robert A. Bosi
                                        Vice President - Finance

Date: March 20, 2000               By:  /s/ Gary R. Struening
                                       ------------------------
                                        Gary R. Struening
                                        Assistant Controller

Date: March 20, 2000               By:  /s/ Martin R. Benante
                                       -------------------------
                                        Martin R. Benante
                                        Director

Date: March 20, 2000               By:  /s/ Thomas R. Berner
                                       ------------------------
                                        Thomas R. Berner
                                        Director

Date: March  20, 2000              By:  /s/ James B.Busey
                                       ------------------------
                                        James B. Busey IV
                                        Director

Date: March 20, 2000               By:  /s/ David Lasky
                                       ------------------------
                                        David Lasky
                                        Director


Date: March 20, 2000               By:  /s/ William B. Mitchell
                                       -------------------------
                                        William B. Mitchell
                                        Director

Date: March 20, 2000               By:  /s/ John R. Myers
                                       -------------------------
                                        John R. Myers
                                        Director

Date: March 20, 2000               By:  /s/ William W. Sihler
                                       -------------------------
                                        William W. Sihler
                                        Director

Date: March 20, 1999               By:  /s/ J. McLain Stewart
                                       --------------------------
                                        J. McLain Stewart
                                        Director

                        PRICEWATERHOUSECOOPERS LLP [LOGO]

                           PricewaterhouseCoopers LLP
                                400 Campus Drive
                                  P.O. Box 988
                             Florham Park, NJ 07932
                            Telephone (973) 236 4000
                            Facsimile (973) 236 5000



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Curtiss-Wright Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2000 in the 1999 Annual Report to Shareholders of Curtiss-Wright Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.












/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
January 31, 2000


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                  Additions
                                            -----------------------
                                                         Charged to
                             Balance at     Charged to   Other                            Balance at
                             Beginning      Costs and    Accounts -     Deductions -      End of
Description                  of Period      Expenses     Describe       Describe          Period
Deducted from assets to
which they apply:

 Reserves for doubtful
 accounts and notes:

   Year-ended December 31,
   1999                      $1,910         $ 970         $ 733(A)      $  383            $3,230
                             ------         -----         --------      --------          ------
   Year-ended December 31,
   1998                      $1,747         $ 352         $  20(B)      $  209            $1,910
                             ------         -----         --------      --------          ------
   Year-ended December 31,
   1997                      $1,557         $ 596                       $  406            $1,747
                             ------         -----                       --------          ------

Deferred tax asset
valuation allowance:

   Year-ended December 31,
   1999                      $ -            $ -                         $   -             $ -
                             ------         -----                       --------          ------
   Year-ended December 31,
   1998                      $ -            $ -                         $   -             $ -
                             ------         -----                       --------          ------

   Year-ended December 31,
   1997                      $1,212         $ -                         $1,212(C)         $ -
                             ------         -----                       ---------         ------



Notes:
(A) Acquired form the purchases of Drive Technology, Farris and Sprague.
(B) Acquired form the purchase of Enertech.
(C) Expiration of available capital loss carry forwards.




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

(3)(ii)     By-laws as amended through April 30, 1999, filed herewith.

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

(4)(ii) Revolving Credit Agreement dated December 20, 1999 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A., filed herewith.

(4)(iii) Short-Term Credit Agreement dated as of December 20, 1999 Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A., filed herewith.

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

(10)(v)**   Curtiss-Wright Corporation Retirement Plan as amended through    *
            August 1, 1997(incorporated by reference to Registrant's
            Annual Report on Form 10-K for the year ended December 31,
            1997); Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Fifth Amendment to the Curtiss-Wright Corporation Retirement Plan dated January
            1, 1998 (incorporated  by reference to Registrant's  Annua
            Report on Form 10-K for the year ended December 31, 1997); Amendments to Curtiss-Wright Retirement Plan dated April 1, 1998, April 20, 1998, April 30, 1998 and June 30, 1998
            (incorporated by reference to Exhibit a(ii) to Registrant's Quarterly Report for the quarter ended June 30, 1998).

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

(13) Annual Report to Stockholders for the year ended December 31, 1999 (only those portions expressly incorporated herein by reference in this document are deemed "filed.")

(21)        Subsidiaries of the Registrant

(23)        Consents of Experts and Counsel - see Consent of Independent
            Accountants

(27)        Financial Data Schedule
--------------------------

* Incorporated by reference as noted.
** Management contract or compensatory plan or arrangement.