Form 10-Q
period 2000-03-31
CURTISS WRIGHT CORP
filed 2000-05-12
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Common Stock, par value $1.00 per share: 10,034,325 shares(as of April 28, 2000)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

           Consolidated Balance Sheets                                       3

           Consolidated Statements of Earnings                               4

           Consolidated Statements of Cash Flows                             5

           Consolidated Statements of Stockholders' Equity                   6

           Notes to Consolidated Financial Statements                    7 - 10

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11 - 14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk          15

Forward-Looking Statements                                                   15


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                 16

Item 6 - Exhibits and Reports on Form 8-K                                    16

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                   March 31,       December 31,
                                                    2000              1999
                                                  ----------       ------------
Assets
  Current Assets:
    Cash and cash equivalents                      $  8,516           $  9,547
    Short-term investments                           31,509             25,560
    Receivables, net                                 69,878             70,729
    Deferred tax assets                               8,541              8,688
    Inventories, net                                 61,087             60,584
    Other current assets                              4,812              5,262
                                                  ----------         ----------
      Total current assets                          184,343            180,370
                                                  ----------         ----------
  Property, plant and equipment, at cost            243,099            242,000
  Accumulated depreciation                          149,670            147,422
                                                  ----------         ----------
  Property, plant and equipment, net                 93,429             94,578
  Prepaid pension costs                              52,881             50,447
  Goodwill, net                                      49,940             50,357
  Other assets                                       11,082             11,374
                                                  ----------         ----------
    Total assets                                   $391,675           $387,126
                                                  ==========         ==========
Liabilities
  Current Liabilities:
    Current portion of long-term debt              $  4,047           $  4,047
    Account payable and accrued expenses             34,928             32,767
    Dividends payable                                 1,305                  0
    Income taxes payable                              4,356              5,203
    Other current liabilities                         8,758             13,915
                                                  ----------         ----------
    Total current liabilities                        53,394             55,932
  Long-term debt                                     33,319             34,171
  Deferred income taxes                              16,477             14,113
  Accrued postretirement benefit costs                5,649              8,515
  Other liabilities                                  16,853             16,040
                                                  ----------         ----------
    Total liabilities                               125,692            128,771
                                                  ----------         ----------
Stockholders' equity
  Common stock, $1 par value                         15,000             15,000
  Capital surplus                                    51,499             51,599
  Retained earnings                                 383,930            376,006
  Unearned portion of restricted stock                  (20)               (24)
  Accumulated other comprehensive income             (2,499)            (2,622)
                                                  -----------        ----------
                                                    447,910            439,959
  Less:  cost of treasury stock                     181,927            181,604
                                                  ----------         ----------
  Total stockholders' equity                        265,983            258,355
                                                  ----------         ----------
    Total liabilities and stockholders' equity     $391,675           $387,126
                                                  ==========         ==========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)



                                                    Three Months Ended
                                                        March 31,
                                                    2000          1999
                                                   ------        ------

Net sales                                         $82,237        $70,350
Cost of sales                                      53,308         45,332
                                                 ---------      ---------
    Gross margin                                   28,929         25,018

Research & development costs                        1,388          1,148
Selling expenses                                    4,756          4,031
General and administrative expenses                10,579          9,133
Environmental remediation and
   administrative costs                               117            214
                                                 ---------      ---------

    Operating income                               12,089         10,492

Investment income, net                                505            705
Rental income, net                                  1,160            826
Pension income, net                                 1,744          1,281
Other income (expense), net                           (32)           (85)
Interest expense                                      376            303
                                                 ---------      ---------

Earnings before taxes                              15,090         12,916
Provision for taxes                                 5,861          4,934
                                                 ---------      ---------
Net earnings                                      $ 9,229        $ 7,982
                                                 =========      =========

Basic weighted average number of
  shares outstanding                               10,035         10,165
                                                 =========      =========
Diluted weighted average number of
  shares outstanding                               10,132         10,283
                                                 =========      =========

Basic earnings per common share                     $0.92          $0.79
                                                 =========      =========
Diluted earnings per common share                   $0.91          $0.78
                                                 =========      =========

Dividends per common share                          $0.13          $0.13
                                                 =========      =========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                       Three Months Ended
                                                              March 31,
                                                      2000              1999
                                                    --------          -------
Cash flows from operating activities:
  Net earnings                                       $ 9,229           $ 7,982
                                                     --------          ---------
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
   (net of businesses acquired):
      Depreciation and amortization                    3,559             2,853
      Net gains on short-term investments                (79)              (24)
      Noncash pension income                          (1,744)           (1,281)
      Increase in deferred taxes                       2,511               649
      Changes in operating assets and liabilities:
        Proceeds from sales of trading securities     25,800            75,390
        Purchases of trading securities              (31,699)          (69,396)
        Decrease (increase) in receivables             1,374            (1,184)
        Increase in inventory                           (672)           (1,652)
        Decrease in progress payments                   (354)             (877)
        Increase (decrease) in accounts payable
          and accrued expenses                         2,161              (317)
        (Decrease) increase in income taxes payable     (847)            2,620
      Increase in other assets                          (162)               89
      (Decrease) increase in other liabilities        (7,210)              227
      Other, net                                        (446)           (1,119)
                                                     --------          --------
          Total adjustment                            (7,808)            5,978
                                                     --------          --------
          Net cash provided by operating activities    1,421            13,960
                                                     --------          --------
Cash flows from investing activities:
  Proceeds from sales of real estate and equipment       122                 0
  Additions to property, plant and equipment          (2,026)           (7,357)
                                                     --------          --------
           Net cash used by investing activities      (1,904)           (7,357)
                                                     --------          --------
Cash flows from financing activities:
  Common stock repurchases                              (548)           (1,727)
                                                     --------          --------
           Net cash used for financing activities       (548)           (1,727)
                                                     --------          --------
Net (decrease) increase in cash and cash equivalents  (1,031)            4,876
Cash and cash equivalents at beginning of period       9,547             5,809
                                                     --------          --------
Cash and cash equivalents at end of period           $ 8,516           $10,685
                                                     ========          ========


                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Unearned       Accumulated
                                                                              Portion of       Other
                                        Common    Capital        Retained     Restricted    Comprehensive    Treasury
                                        Stock     Surplus        Earnings       Stock          Income         Stock
                                       -------    --------       --------     ----------    -------------    --------
December 31, 1998                      $15,000    $51,669        $342,218       ($40)          ($2,800)      $176,454

Net earnings                                                       39,045
Common dividends                                                   (5,257)
Common stock repurchased                                                                                        5,440
Stock options exercised, net                          (70)                                                       (290)
Amortization of earned portion
 of restricted stock                                                              16
Translation adjustments, net                                                                       178
                                        ------    -------        --------       -----          --------      --------
December 31, 1999                       15,000     51,599         376,006        (24)           (2,622)       181,604

Net earnings                                                        9,229
Common dividends                                                   (1,305)
Common stock repurchased                                                                                          548
Stock options exercised, net                         (100)                                                       (225)
Amortization of earned portion
 of restricted stock                                                               4
Translation adjustments, net                                                                       12
                                       -------    -------        --------       -----         --------       --------
March 31, 2000                         $15,000    $51,499        $383,930       ($20)         ($2,499)       $181,927
                                       =======    =======        ========       =====         ========       ========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace defense, automotive, shipbuilding, oil, petrochemical, processing, agricultural equipment, railroad, power generation, metalworking and fire and rescue industries. Operations are conducted through eight manufacturing facilities, thirty-seven metal treatment service facilities and four component overhaul locations.

         The information furnished in this report has been prepared in conformity with generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1999 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications of prior year amounts have been made in order to conform to the current presentation.

2.       RECEIVABLES

         Receivables, at March 31, 2000 and December 31, 1999, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed at the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                             (In thousands)
                                                     March 31,      December 31,
                                                       2000            1999
                                                     ---------        ------

         Accounts receivable, billed                  $61,962         $66,652
             Less: progress payments applied            1,623           1,922
                                                     ---------       ---------
                                                       60,339          64,730
                                                     ---------       ---------
          Unbilled charges on long-term contracts      19,309          16,473
              Less: progress payments applied           7,020           7,244
                                                     ---------       ---------
                                                       12,289           9,229
                                                     ---------       ---------
         Allowance for doubtful accounts               (2,750)         (3,230)
                                                     ---------       ---------
         Receivables, net                             $69,878         $70,729
                                                     =========       =========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 2000 and December 31, 1999 is as follows:

                                                          (In thousands)
                                                     March 31,      December 31,
                                                       2000            1999
                                                     ---------        ------

         Raw materials                                $10,052         $10,713
         Work-in-process                               24,081          22,223
         Finished goods                                28,463          28,978
                                                     ---------       ---------
         Total inventories                             62,596          59,574
            Less: progress payments applied             1,509           1,340
                                                     ---------       ---------
         Net inventories                              $61,087         $60,584
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

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include but are not limited to the Sharkey landfill superfund site, Parsippany, New Jersey, Caldwell Trucking Company superfund site, Fairfield, New Jersey, Pfohl Brothers landfill site, Cheektowaga, New York, Chemsol, Inc. superfund site, Piscataway, New Jersey, and PJP Landfill, Jersey City, New Jersey identified to date as the most significant sites.

         The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

5.       SEGMENT INFORMATION

         The Corporation conducts its business operations through three manufacturing segments, Motion Control (formerly Actuation and Control Products & Services), Metal Treatment (formerly Precision Manufacturing Products & Services), and Flow Control (formerly Flow Control Products & Services).


         (In thousands)                                      Three Months Ended March 31, 2000
                                                             ---------------------------------

                                      Metal          Flow          Motion       Segment       Corporate     Consolidated
                                    Treatment       Control       Control        Totals      & Other (1)       Totals
Revenue from external customers       $28,224        $26,669       $27,344       $82,237            $ 0          $82,237
Intersegment revenues                     158              0             0           158              0              158
Segment operating income                6,832          2,545         1,409        10,786          1,303           12,089
Segment assets                         85,061         87,770       112,477       285,308        106,367          391,675

(1) Operating income for Corporate and Other includes a $2.8 million gain for the curtailment of postretirement benefits associated with the closing of the Fairfield, NJ facility partially offset by accrued postemployment costs totaling $.7 million.

         (In thousands)                                      Three Months Ended March 31, 1999
                                                             ---------------------------------

                                      Metal          Flow          Motion       Segment       Corporate     Consolidated
                                    Treatment       Control       Control        Totals        & Other         Totals
Revenue from external customers       $26,002        $14,039       $30,309       $70,350            $ 0          $70,350
Intersegment revenues                     119              0             0           119              0              119
Segment operating income                6,201          1,917         2,036        10,154            338           10,492
Segment assets                         71,116         37,961       120,699       229,776        131,220          360,996


Reconciliation:
                                                       Three months ended
                  (In thousands)            March 31, 2000       March 31, 1999
                                            --------------       --------------

Consolidated operating income                    $12,089            $10,492
Investment income, net                               505                705
Rental income, net                                 1,160                826
Pension income, net                                1,744              1,281
Other income (expense), net                          (32)               (85)
Interest expense                                     376                303
                                                ---------          ---------
Earnings before income taxes                     $15,090            $12,916
                                                =========          =========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6.       COMPREHENSIVE INCOME

         Total comprehensive income for the first quarter periods ended March 31, 2000 and 1999 are as follows:

                                                         Three months ended
         (In thousands)                     March 31, 2000       March 31, 1999
                                            --------------       --------------

Net earnings                                      $9,229             $7,982
Equity adjustment from foreign currency
translations                                         123             (1,146)
                                                 --------           --------
Total comprehensive income                        $9,352             $6,836
                                                 ========           ========

7.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three months ended March 31, 2000 and March 31, 1999 were 97,000 and 118,000, respectively.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

     The Corporation's consolidated net earnings for the first quarter of 2000 were 16% above net earnings for the first quarter of 1999. Net earnings for the first quarter of 2000 totaled $9.2 million, or $.91 per diluted share, compared with $8.0 million or $.78 per diluted share for the same period of 1999. Operating income in the aggregate rose 15% to $12.1 million for the first quarter of 2000 as compared with $10.5 million in the first quarter of 1999. The first quarter of 2000 benefited from the net effect of the following unusual items: a gain related to post-retirement medical benefits, partially offset by additional consolidation costs from the Motion Control manufacturing consolidation and other post-employment expenses. These items favorably impacted pre-tax earnings by $2.0 million and after-tax earnings by $1.3 million. Excluding the unusual items, net earnings would have been $8.0 million, or $.79 per diluted share, in the first quarter of 2000.

     Sales for the first quarter of 2000 increased 17% to $82.2 million compared with $70.4 million for the prior year quarter. The sales improvement largely reflects the Corporation's three acquisitions made in 1999, Metallurgical Processing, Inc., Farris Engineering and Sprague Products. Sales from these companies, in the aggregate, accounted for a $13.0 million increase comparing the first quarter of 2000 to the same period of the prior year. New orders received for the first quarter of 2000 totaled $70.6 million declining slightly from orders of $70.8 million for the first quarter of 1999. The Corporation's backlog of unshipped orders at March 31, 2000 totaled $201.2 million, a 2% increase from backlog of $197.0 million a year ago.

Operating Performance

Metal Treatment
     Sales for the Corporation's Metal Treatment segment totaled $28.2 million for the first quarter of 2000, compared with $26.0 million in the first quarter of 1999. The first quarter's increased sales over the same period last year for this business segment was the result of growth in its European aerospace markets and the acquisition of a domestic heat treating operation which occurred in mid-1999.

Flow Control
     The Corporation's Flow Control segment posted sales of $26.7 million for the first quarter of 2000, compared with $14.0 million in the first quarter of 1999. The significant sales improvement was the result of the acquisition of the Farris and Sprague product lines, which occurred at the end of August last year. Increased sales were also experienced in other product lines during the first quarter of 2000 as compared to last year. Margins are lower than the comparable period last year as the profitability of some of the product lines added through acquisition are somewhat lower than traditional offerings. However, the margins of these acquired companies are higher than anticipated at the time of

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

acquisition. Additionally, the 1999 period had the benefit of some particularly attractive nuclear valve business.

Motion Control
     Sales for the Corporation's Motion Control segment declined to $27.3 million in the first quarter of 2000, from $30.3 million in the first quarter of 1999. The reduction in sales was due to lower OEM shipments to Boeing, which has reduced its production levels for commercial aircraft, and lower OEM military sales as compared to the same period last year. The performance of the Curtiss-Wright Drive Technology business unit reflects the very seasonal volume pattern with sales being concentrated in the last half of the year. Although the decrease in operating income is primarily the result of lower earnings in the repair and overhaul area, on a period to period basis, performance in this area is expected to improve during the remainder of 2000 due to expected sales from its Boeing 757 retrofit program.

Corporate and Other
     In the first quarter of 2000, the Corporation recognized a $2.8 million reduction to general and administrative expenses from the curtailment of postretirement benefits associated with the closing of the Fairfield, New Jersey facility. This benefit was partially offset by other non-recurring postemployment expenses.

Non-Operating Revenues and Costs
     For the first quarter of 2000, the Corporation recorded other non-operating net revenue totaling $3.4 million, compared with $2.8 million for the first quarter of 1999. The increase primarily reflects higher pension income, reflecting the higher overfunded status of the Corporation's pension plan. On a period to period basis, net rental income increased due to slightly higher occupancy and higher average rents at the Corporation's Wood-Ridge, NJ Business Complex. Partially offsetting these increases was lower investment income.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
     The Corporation's working capital was $130.9 million at March 31, 2000, 5% above working capital at December 31, 1999 of $124.4 million. The ratio of current assets to current liabilities was 3.45 to 1 at March 31, 2000, compared with a current ratio of 3.22 to 1 at December 31, 1999.

     Cash, cash equivalents and short-term investments totaled $40.0 million in aggregate at March 31, 2000, increasing slightly from $35.1 million at the prior year-end. Also contributing to improvements in working capital at March 31, 2000, from December 31, 1999, was a substantial decrease in other current liabilities caused by the reimbursement to tenants of a portion of a real estate tax appeal and payment of other accrued liabilities. Increases in accounts payable and accrued expenses, from those of December 31, 1999, and dividends payable for the first quarter of 2000 partially reduced working capital for the current period.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued



     The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, in effect aggregating $100.0 million with a group of five banks. The credit agreements allow for borrowings to take place in U. S. or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at March 31, 2000 was $18.9 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings of $40.0 million, all of which was available at March 31, 2000. The Short-Term Credit Agreement expires on December 17, 2000. The Short-Term Credit Agreement may be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings under the two credit agreements at March 31, 2000 were at a US Dollar equivalent of $18.6 million, compared with cash borrowing of $21.9 million at March 31, 1999. Actual borrowings of 31.0 million Swiss francs were used to finance the Drive Technology acquisition at December 31, 1998, and the decline reflects movement in the Swiss franc translation rate. The loans had variable interest rates averaging 2.97% for the first quarter of 2000 and variable interest rates averaging 2.03% for the first quarter of 1999.

     During the first quarter of 2000, internally available funds were adequate to meet capital expenditures of $2.0 million. Expenditures incurred during the first quarter were for machinery and equipment needed for the expansion of our Metal Treatment segment. During the first quarter of 2000, the Corporation repurchased 15,170 shares of its common stock at a cost of $0.5 million. The
Corporation is expected to make capital expenditures of an additional $11 million during the balance of the year, primarily for machinery and equipment for the business segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.

Other Developments
     At the first meeting of the newly elected Board of Directors on April 11, 2000, following the Annual Meeting of Shareholders on April 7, 2000, the Board appointed Martin R. Benante Chief Executive Officer and Chairman of the Company, succeeding David Lasky who retired after 38 years of service with Curtiss-Wright. Mr. Lasky will continue as a member of the Corporation's Board of Directors.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

RECENTLY ISSUED ACCOUNTING STANDARDS

     As discussed in Note 8 to the Consolidated Financial Statements, the Corporation has reviewed Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." Due to the limited use of derivative instruments by the Corporation, this statement will not have a material effect on the Corporation's results of operations or financial condition. The statement is effective for the Corporation beginning January 1,2001.

                                 PART I - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the three months ended March 31, 2000. Information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.


                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                           PART II - OTHER INFORMATION


Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

                  On April 7, 2000, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors and the retention of independent accountants for the Registrant.

         The vote received by the director nominees was as follows:

                                              For                    Withheld

         Martin R. Benante                 9,616,962                   8,684
         James B. Busey IV                 9,616,736                   8,910
         S. Marce Fuller                   9,543,945                  81,701
         David Lasky                       9,616,936                   8,710
         William B. Mitchell               9,616,836                   8,810
         John R. Myers                     9,615,262                  10,384
         William W. Sihler                 9,616,044                   9,602
         J. McLain Stewart                 9,614,136                  11,510

         There were no votes against or broker non-votes. The stockholders approved the retention of PricewaterhouseCoopers LLP, independent accountants for the Registrant. The holders of 9,617,070 shares voted in favor; 5,074 voted against; 3,502 abstained. There were no broker non-votes.


Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)       Exhibits

                  Exhibit 27 - Financial Data Schedules (Page 21)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CURTISS-WRIGHT CORPORATION
                                                         (Registrant)




                                                  By:  /s/ Robert A. Bosi
                                                       ---------------------
                                                       Robert A. Bosi
                                                       Vice President-Finance




                                                  By:  /s/ Gary R. Struening
                                                       ---------------------
                                                       Gary R. Struening
                                                       Assistant Controller


Dated:  May 12, 2000