Form 10-Q
period 2000-06-30
CURTISS WRIGHT CORP
filed 2000-08-14
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 2000

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

Common Stock, par value $1.00 per share: 10,010,527 shares (as of July 31, 2000)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS



                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                              3

                  Consolidated Statements of Earnings                      4

                  Consolidated Statements of Cash Flows                    5

                  Consolidated Statements of Stockholders' Equity          6

                  Notes to Consolidated Financial Statements             7 - 11

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12 - 16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk       18


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                19

Item 6 - Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        (UNAUDITED)
                                                                         June 30,                December 31,
                                                                           2000                      1999
                                                                    -------------------     -----------------------
Assets
     Current Assets:
       Cash and cash equivalents                                            $    8,945                  $    9,547
       Short-term investments                                                   37,166                      25,560
       Receivables, net                                                         67,394                      70,729
       Deferred tax assets                                                       7,556                       8,688
       Inventories, net                                                         58,650                      60,584
       Other current assets                                                      3,674                       5,262
                                                                    -------------------     -----------------------
         Total current assets                                                  183,385                     180,370
                                                                    -------------------     -----------------------
     Property, plant and equipment, at cost                                    243,899                     242,000
     Accumulated depreciation                                                  152,494                     147,422
                                                                    -------------------     -----------------------
       Property, plant and equipment, net                                       91,405                      94,578
     Prepaid pension costs                                                      55,316                      50,447
     Goodwill                                                                   50,135                      50,357
     Other assets                                                               10,013                      11,374
                                                                    -------------------     -----------------------
         Total Assets                                                        $ 390,254                    $387,126
                                                                    ===================     =======================
Liabilities
     Current Liabilities:
       Current portion of long-term debt                                    $    4,047                   $   4,047
       Account payable and accrued expenses                                     32,520                      32,767
       Dividends payable                                                         1,304
                                                                                                                 0
       Income taxes payable                                                      3,024                       5,203
       Other current liabilities                                                 9,626                      13,915
                                                                    -------------------     -----------------------
         Total current liabilities                                              50,521                      55,932
     Long-term debt                                                             27,565                      34,171
     Deferred income taxes                                                      17,061                      14,113
     Accrued postretirement benefit costs                                        5,550                       8,515
     Other liabilities                                                          15,593                      16,040
                                                                    -------------------     -----------------------
         Total Liabilities                                                     116,290                     128,771
                                                                    -------------------     -----------------------
Stockholders' Equity
     Common stock, $1 par value                                                 15,000                      15,000
     Capital surplus                                                            51,466                      51,599
     Retained earnings                                                         393,270                     376,006
     Unearned portion of restricted stock                                          (30)                        (24)
     Accumulated other comprehensive income                                     (2,978)                     (2,622)
                                                                    --------------------     -----------------------
                                                                               456,728                     439,959
     Less:  cost of treasury stock                                             182,764                     181,604
                                                                    -------------------     -----------------------
         Total Stockholders' Equity                                            273,964                     258,355
                                                                    -------------------     -----------------------
         Total Liabilities and Stockholders' Equity                          $ 390,254                    $387,126
                                                                    ===================     =======================

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)


                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                     2000           1999 (1)            2000               1999 ( 1)
                                             --------------  ------------------    -----------------  -----------------

Net sales                                          $83,050             $70,195             $165,287          $140,545
Cost of sales                                       52,579              45,457              105,887            90,789
                                               ------------  ------------------    -----------------     --------------
    Gross profit                                    30,471              24,738               59,400            49,756

Research & development costs                         1,486                 592                2,874             1,740
Selling expenses                                     4,932               3,721                9,688             7,752
General and administrative expenses                 11,923               9,937               22,502            19,070
Environmental (recoveries) exp., net                (1,899)                340               (1,782)              554
                                             ---------------  -----------------     -----------------     --------------

    Operating income                                14,029              10,148               26,118            20,640

Investment income, net                                 514                 753                1,019             1,458
Rental income, net                                     890               1,476                2,050             2,302
Pension income, net                                  2,341               1,282                4,085             2,563
Other expenses, net                                    (75)              (252)                 (107)             (337)
Interest expense                                      (396)              (327)                 (772)             (630)
                                               -------------  -----------------     -----------------     --------------

Earnings before income taxes                        17,303              13,080               32,393            25,996
Provision for income taxes                           6,659               4,801               12,520             9,735
                                               ------------  ------------------    -----------------     --------------

Net earnings                                     $  10,644             $ 8,279            $  19,873         $  16,261
                                               ============  ==================    =================     ==============

Basic earnings per common share                      $1.06               $0.82                $1.98             $1.60
                                               ============  ==================    =================     ==============
Diluted earnings per common share
                                                     $1.05               $0.79                $1.96             $1.57
                                               ============  ==================    =================     ==============

Dividends per common share                           $0.13               $0.13                $0.13             $0.13
                                               ============  ==================    =================     ==============
Weighted average shares outstanding:
Basic                                               10,017              10,143               10,017            10,143
                                               ============  ==================    =================     ==============
Diluted                                             10,114              10,326               10,114            10,326
                                               ============  ==================    =================     ==============



                                See notes to consolidated financial statements.

(1) Certain prior year information restated to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                Six Months Ended

                                                                                                 June 30,
                                                                                    ------------------------------------
                                                                                          2000              1999 (1)
Cash flows from operating activities:
  Net earnings                                                                            $   19,873            $ 16,261
                                                                                    -----------------     ---------------
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
   (net of businesses acquired):
      Depreciation and amortization                                                            7,114               5,744
      Net gains on short-term investments                                                        (66)                (81)
      Non-cash pension income                                                                 (4,085)             (2,563)
      Increase in deferred taxes                                                               4,080                 632
      Changes in operating assets and liabilities:
          Proceeds from sales of trading securities                                           80,946             190,132
          Purchases of trading securities                                                    (92,543)           (174,188)
          Decrease (increase) in receivables                                                   3,596              12,257
          Decrease (increase) in inventory                                                       976                (476)
          Increase (decrease) in progress payments                                               696             (13,086)
          Decrease in accounts payable and accrued expenses                                     (247)             (2,979)
          (Decrease) increase in income taxes payable                                         (2,179)              1,364
      Decrease (increase) in other assets                                                      1,113                (186)
      Decrease in other liabilities                                                           (7,701)             (2,532)
      Other, net                                                                                (947)               (557)
                                                                                    ------------------     ---------------
            Total adjustments                                                                 (9,247)             13,481
                                                                                    ------------------     --------------
           Net cash provided by operating activities                                          10,626              29,742
                                                                                    -----------------     ---------------

Cash flows from investing activities:
      Proceeds from sales of real estate and equipment                                           613                106
      Additions to property, plant and equipment                                              (3,265)           (11,573)
      Acquisition of new business                                                                  0             (5,953)
                                                                                    -----------------     ---------------
           Net cash used in investing activities                                              (2,652)           (17,420)
                                                                                    ------------------     --------------

Cash flows from financing activities:
      Debt repayments                                                                         (5,782)                 0
      Dividends Paid                                                                          (1,305)            (1,319)
      Common stock repurchases                                                                (1,489)            (3,433)
                                                                                    ------------------     --------------
           Net cash used in financing activities                                              (8,576)            (4,752)
                                                                                    ------------------     --------------

Net  (decrease) increase in cash and cash equivalents                                           (602)             7,570
Cash and cash equivalents at beginning of period                                               9,547              5,809
                                                                                    -----------------     --------------
Cash and cash equivalents at end of period                                                 $   8,945          $  13,379
                                                                                    =================     ==============

                 See notes to consolidated financial statements.

(1) Certain prior year information restated to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                Unearned         Accumulated
                                      Common        Capital      Retained      Portion of           Other          Treasury
                                       Stock        Surplus      Earnings      Restricted       Comprehensive       Stock
                                                                                  Stock            Income

December 31, 1998                       $15,000        $51,669     $342,218           ($40)            ($2,800)      $176,454

Net earnings                                                         39,045
Common dividends                                                     (5,257)
Common stock repurchased                                                                                                5,440
Stock options exercised, net                               (70)                                                          (290)
Amortization of earned portion
of restricted stock                                                                     16
Translation adjustments, net                                                                               178
                                    ============ ============== ============ =============== =================== =============

December 31, 1999                        15,000         51,599      376,006            (24)             (2,622)       181,604
                                    ============ ============== ============ =============== =================== =============

Net earnings                                                         19,873
Common dividends                                                     (2,609)
Common stock issued                                                                    (15)
Common stock repurchased                                                                                                1,489
Stock options exercised, net                              (133)                                                          (329)
Amortization of earned                                                                   9
portion
   of restricted stock
Translation adjustments, net                                                                              (356)
                                    ============ ============== ============ =============== =================== =============

June 30, 2000                         $  15,000      $  51,466     $393,270           ($30)            ($2,978)      $182,764
                                    ============ ============== ============ =============== =================== =============

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and repairs precision components and systems and provides highly engineered services to the aerospace and ground defense, automotive, shipbuilding, oil, petrochemical, agricultural equipment, railroad, power generation, metalworking and fire and rescue industries. Operations are conducted through six manufacturing facilities, thirty-seven metal treatment service facilities and three component repairs locations.

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

2.       RECEIVABLES

         Receivables, at June 30, 2000 and December 31, 1999, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for these periods is as follows:

                                                                                   (In thousands)
                                                                              June 30,       December 31,
                                                                               2000                 1999
                                                                            ---------             ------

         Accounts receivable, billed                                         $58,526             $66,652
             Less: progress payments applied                                  1,498                1,922
                                                                             -------             -------
                                                                              57,028              64,730
                                                                             -------             -------
          Unbilled charges on long-term contracts                             20,371              16,473
              Less: progress payments applied                                  7,406               7,244
                                                                             -------             -------
                                                                              12,965               9,229
                                                                             -------             -------
         Allowance for doubtful accounts                                      (2,599)             (3,230)
                                                                             -------             -------
         Receivables, net                                                    $67,394             $70,729
                                                                             =======             =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 2000 and December 31, 1999 is as follows:

                                                                                       (In thousands)
                                                                          June 30,            December 31,
                                                                             2000                 1999
                                                                             -------             -------
         Raw materials                                                       $12,818             $12,952
         Work-in-process                                                      19,299              23,207
         Finished goods                                                       38,710              36,276
                                                                             -------             -------
         Total inventories                                                    70,827              72,435
             Less: progress payments applied                                   2,298               1,340
                                                                             -------             -------
                                                                              68,529              71,095
             Less: reserves                                                    9,879              10,511
                                                                             -------             -------
         Inventories, net                                                    $58,650             $60,584
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

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include but are not limited to the Sharkey landfill superfund site, Parsippany, New Jersey; Caldwell Trucking Company superfund site, Fairfield, New Jersey; Pfohl Brothers landfill site, Cheektowaga, New York; Chemsol, Inc. superfund site, Piscataway, New Jersey; and PJP Landfill, Jersey City, New Jersey.

         The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

5.       SEGMENT INFORMATION

         The Corporation conducts its business operations through three segments: Motion Control (formerly Actuation and Control Products & Services); Metal Treatment (formerly Precision Manufacturing Products & Services); and Flow Control (formerly Flow Control Products & Services).

                                                                       (In thousands)
                                                              Three Months Ended June 30, 2000

                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Total       & Other (1)        Total
Revenue from external customers       $32,306        $26,477       $24,267        $83,050           $ 0          $83,050
Intersegment revenues                       0            143             0            143             0              143
Segment oper. income (1)                5,109          5,391         1,900         12,400         1,629           14,029

(1) Operating income for corporate and other includes environmental recoveries of $1.9 million, net of expenses.

                                                                      (In thousands)
                                                              Three Months Ended June 30, 1999

                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Total         & Other          Total
Revenue from external customers       $30,529        $26,016       $13,650        $70,195           $ 0          $70,195
Intersegment revenues                       0             53             0             53             0               53
Segment oper. Income (2)                1,796          5,990         1,318          9,104         1,044           10,148

(2) Motion Control includes consolidation costs for the relocation of operations in the amount of $1.3 Million.

Reconciliation:                                                                       (In thousands)
                                                                                      Three months ended
                                                                           June 30, 2000             June 30, 1999
                                                                           -------------             -------------

Total operating income                                                           $14,029                   $10,148
Investment income, net                                                               514                       753
Rental income, net                                                                   890                     1,476
Pension income, net                                                                2,341                     1,282
Other expense, net                                                                   (75)                     (252)
Interest expense                                                                    (396)                     (327)
                                                                                 -------                   -------
Earnings before income taxes                                                     $17,303                   $13,080
                                                                                 =======                   =======


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)
                                 (In thousands)

                                                             Six Months Ended June 30, 2000
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Total       & Other (1)        Total
Revenue from external customers       $59,650        $54,701       $50,936       $165,287           $ 0         $165,287
Intersegment revenues                       0            301             0            301             0              301
Segment operating income(1)             6,518         12,223         4,445         23,186         2,932           26,118
Segment assets                        109,703         82,544        84,107        276,354       113,900          390,254

(1) Operating income includes a $2.8 million gain for the curtailment of postretirement benefits associated with the closing of the Fairfield, NJ facility partially offset by accrued postemployment costs of $.7 million.

                                                                  (In thousands)
                                                               Six Months Ended June 30, 1999
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Total         & Other          Total
Revenue from external customers       $60,838        $52,018       $27,689       $140,545           $ 0         $140,545
Intersegment revenues                       0            172             0            172             0              172
Segment oper. Income (2)                3,832         12,191         3,235         19,258         1,382           20,640
Segment assets                        116,104         80,773        42,596        239,473       122,109          361,582

(2) Motion Control includes consolidation costs for the relocation of operations in the amount of $1.8 Million.

Reconciliation:                                                                       (In thousands)
                                                                                     Six months ended
                                                                           June 30, 2000             June 30, 1999
                                                                           -------------             -------------
Total operating income                                                           $26,118                 $20,640
Investment income, net                                                             1,019                   1,458
Rental income, net                                                                 2,050                   2,302
Pension income, net                                                                4,085                   2,563
Other expense, net                                                                  (107)                   (337)
Interest expense                                                                    (772)                   (630)
                                                                                 -------                 -------
Earnings before income taxes                                                     $32,393                 $25,996
                                                                                 =======                 =======

6.    COMPREHENSIVE INCOME

Total comprehensive income for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                                                               (In thousands)
                                                         Three Months Ended                     Six Months Ended
                                               ---------------------------------      ---------------------------------
                                               June 30, 2000       June 30, 1999      June 30, 2000       June 30, 1999
                                               -------------       -------------      -------------       -------------
Net earnings                                         $10,644              $8,279            $19,873             $16,261
Foreign currency translations                           (479)               861               (356)                (285)
                                                     -------              ------            -------             -------
Total comprehensive income                           $10,165              $9,140            $19,517             $15,976
                                                     =======              ======            =======             =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


7.     EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three and six months ended June 30, 2000 were 97,000, and for the three and six months ended June 30, 1999 were 183,000.

8.        RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board issued Statement No. 137 deferring the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133). SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Corporation). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Corporation anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS
         Sales for the current quarter increased 18% from the prior year to $83.1 million and operating income of $14.0 million was 38% over that for the same period in 1999. New orders in the second quarter of 2000 also increased to $92.2 million, 51% above the second quarter of 1999, and backlog was 11% higher, at $210.4 million. Net earnings for the Corporation rose 29% in the second quarter of 2000, to $10.6 million, or $1.05 per diluted share, from $8.3 million, or $0.79 per diluted share for the second quarter of 1999.

         During the second quarter of 2000, the Corporation achieved final settlements in its environmental recovery suit against insurance carriers with all but one of the remaining defendants. The settlements, net of associated litigation expenses and amounts recognized for additional related environment costs, added $1.2 million, or $0.12 per diluted share, to net earnings. Excluding the effects of these items, normalized earnings amounted to $9.5 million, or $0.94 per diluted share, for the second quarter of 2000. These results compared to normalized earnings from the first quarter of this year of $8.0 million, or $0.79 per diluted share, generated a 19% increase on a sales increase of 1%.

         Sales for the first half of 2000 rose 18% to $165.3 million, from $140.5 million a year ago. Operating income was 27% higher at $26.1 million and new orders totaled $162.8 million, 24% above the same six-month period of last year. Net earnings for the first six months of 2000 increased 22% to $19.9 million, or $1.96 per diluted share, from $16.3 million, or $1.57 per share, for the first six months of 1999.

         Operating results for the first six months of 2000 also benefited from the net effect of non-recurring items recorded in the first quarter of this year. Those items, discussed in the "Other Revenue and Costs" section later in this report, along with the items recorded in the second quarter of 2000 mentioned above, favorably impacted pre-tax earnings by $3.9 million and after-tax earnings by $2.4 million. Excluding the non-recurring items, net earnings for the first half of 2000 would have been $17.5 million, or $1.72 per diluted share.

         The improvement in financial results year-to-year largely reflects the acquisitions made by the Corporation in 1999 of Farris Engineering, Sprague Products and Metallurgical Processing Inc. Sales from these companies, in the aggregate, accounted for increases of $11.9 million and $24.9 million when comparing the second quarter and first six months of 2000 to those same respective periods of the prior year.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

Operating Performance
Motion Control
         Sales for the Corporation's Motion Control segment improved to $32.3 million in the second quarter of 2000, from $30.5 million in the second quarter of 1999. Sales improvements for the quarter were largely a result of improved Drive Technology business in Europe which showed continued growth in the ground defense aiming and stabilization markets as compared to the prior year quarter. Sales of aerospace repair and overhaul services for the second quarter 2000 improved over both the second quarter 1999 and the first quarter 2000. Sales of commercial actuation products to Boeing improved slightly in the second quarter but were offset by lower OEM military sales as compared to the same period last year. Sales of Motion Control products for the first half of 2000 remain slightly below 1999 levels.

         Operating income for the Motion Control segment showed improvements from both the second quarter and first half of last year as well as the first quarter of 2000. Prior year periods reflected the consolidation costs of the Fairfield, NJ operation into Motion Control's low-cost, state-of-the-art facility in North Carolina. Expenses related to the consolidation activities totaled approximately$1.3 million during the second quarter and $1.8 million for the first six months of 1999. The Corporation is realizing the cost savings from its investment in the consolidation.

Metal Treatment
         Sales for the Corporation's Metal Treatment segment totaled $26.5 million and $54.7 million for the second quarter and first six months of 2000, improving slightly when compared with sales of $26.0 million and $52.0 million for those same respective periods of 1999. Sales improvements over the prior year largely reflect an acquisition which occurred in mid-1999. Sales of shot-peening services declined slightly due to a softness in domestic aerospace markets and the negative effect of the strong dollar on currency translation when comparing 2000 results to 1999.

         Operating income for the Metal Treatment segment showed a slight decline when comparing the second quarter of 2000 with the same prior year period but remained on par when comparing results for the six month period of 2000 with that of 1999. For the six months ended June 30, 2000, improvements in heat-treating operations were largely offset by lower income at both European and North American shot-peening operations. As with sales, income from our European shot-peening operations were adversely effected by currency translation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

Flow Control

         The Corporation's Flow Control segment posted sales of $24.3 million for the second quarter and $50.9 million for the first half of 2000, compared with sales of $13.7 million and $27.7 million reported in those same respective periods of 1999. Operating income for the second quarter and first six-month periods of 2000 were also significantly higher than 1999. The significant improvements in both sales and operating income were largely the result of the acquisition of the Farris and Sprague product lines, which occurred in August of last year.

         In the second quarter of 2000, sales and earnings from the traditional product lines in the Flow Control segment exceeded the levels achieved in the second quarter of 1999. Sales of marine product lines to the U.S. Navy continued to perform well, as did sales from retrofit and service programs for domestic nuclear utilities, and the sale of valves for new off-shore nuclear power plant construction. Industrial valve sales continued to perform well notwithstanding general softness in two primary markets-petrochemical and chemical process industries.

Other Revenue and Costs

         During the second quarter of 2000 the Corporation settled litigation to recover environmental remediation costs against all but one remaining insurance carrier. These settlements, net of associated litigation expenses and amounts recognized for additional related environmental costs, provided additional earnings for the period, as previously detailed. The settled litigation had been pending for a number of years. By virtue of these settlements, in addition to amounts received in 1999 and 1998, the Corporation has recouped a significant portion of its historical remediation costs.

         Results for the first half of 2000 reflect the recognition of a $2.8 million reduction to general and administrative expenses from the curtailment of postretirement benefits associated with the closing of the Fairfield, New Jersey facility. This benefit was partially offset by non-recurring postemployment expenses. Results for the first half of 1999 had included a $1.0 million expense reduction for the curtailment of postretirement benefits associated with the closing of the Corporation's Buffalo, New York facility.

         For the second quarter of 2000, the Corporation recorded other non-operating revenue netting to $3.7 million, compared with $3.3 million for the second quarter of 1999. The increase primarily reflects higher pension income, due to reflecting the higher overfunded status of the Corporation's pension plan. Net rental income declined due to expenses relating to the Fairfield property, which is available for sale. For the first half of 2000, other non-operating net revenue totaling $7.0 million compared with $6.0 million for the 1999 period as higher pension income was partially offset by lower net rental and investment income.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

         The Corporation's working capital was $132.9 million at June 30, 2000, 7% above working capital at December 31, 1999 of $124.4 million. The ratio of current assets to current liabilities was 3.63 to 1 at June 30, 2000, compared with a current ratio of 3.22 to 1 at December 31, 1999.

         Cash, cash equivalents and short-term investments totaled $46.1 million in aggregate at June 30, 2000, a 31% increase from $35.1 million at the prior year-end. Also contributing to the working capital increase at June 30, 2000, from December 31, 1999, was a substantial decrease in other current liabilities caused by the reimbursement to tenants of a portion of a real estate tax appeal and payment of other accrued liabilities.

         Cash flow for the Corporation benefited from declines in receivables and inventories as the Corporation has made concentrated efforts in reducing its days sales outstanding and improve its inventory turnover. Days sales outstanding at June 30, 2000 has been reduced to 60 days from 77 at December 31, 1999 and inventory turnover improved to 3.60 from 3.20 at the prior year-end.

         The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, in effect aggregating $100.0 million with a group of five banks. The credit agreements allow for borrowings to take place in
U. S. or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at June 30, 2000 was $25.4 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings of $40.0 million, all of which was available at June 30, 2000. The Short-Term Credit Agreement expires on December 17, 2000. The Short-Term Credit Agreement may be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings (excluding letters of credit) under the two credit agreements at June 30, 2000 were at a US Dollar equivalent of $12.6 million, compared with cash borrowing of $21.9 million at June 30, 1999.

         On May 30, 2000, the Corporation repaid 10.0 million Swiss francs of the initial 31.0 million Swiss franc borrowings used to finance the Drive Technology acquisition in December 1998. The debt repayment equated to US $5.8 million. The loans had variable interest rates averaging 3.20% for the first six months of 2000 and variable interest rates averaging 2.03% for the first six months of 1999.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

         During the first half of 2000, internally available funds were adequate to meet capital expenditures of $3.3 million. Expenditures incurred during the first half were generally for new and replacement machinery and equipment needed for operations. Expenditures amounted to $1.6 million, $0.8 million and $0.7 million for the Metal Treatment, Motion Control and Flow Control segments, respectively. During the first half of 2000, the Corporation also repurchased 41,270 shares of its common stock at a total cost of approximately $1.5 million.
         The Corporation is expected to make capital expenditures of an additional $9.5 million during the balance of the year, primarily for machinery and equipment for the business segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS
         As discussed in Note 8 to the Consolidated Financial Statements, the Corporation has reviewed Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." Due to the limited use of derivative instruments by the Corporation, this statement will not have a material effect on the Corporation's results of operations or financial condition. The statement is effective for the Corporation beginning January 1, 2001.

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

                                 PART I - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the six months ended June 30, 2000. Information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The information required herein is incorporated by reference to the information appearing under the caption "Other Revenue and Costs" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)       Exhibits

                  Exhibit 10 - Standard Supplemental Retirement Agreement
                                     dated April 27, 1999 between the
                                     Registrant and Officers of the Registrant.
                                     (Page 21)

                  Exhibit 27 - Financial Data Schedules (Page 29)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended June 30, 2000.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CURTISS-WRIGHT CORPORATION
                                                             (Registrant)




                                                     By:/s/ Robert A. Bosi
                                                        -------------------
                                                       Robert A. Bosi
                                                       Vice President - Finance
                                                      (Chief Financial Officer)



                                                     By:/s/ Glenn E. Tynan
                                                        ------------------
                                                       Glenn E. Tynan
                                                       Corporate Controller
                                                      (Chief Accounting Officer)

Dated:  August 14, 2000