Form 10-Q
period 2000-09-30
CURTISS WRIGHT CORP
filed 2000-11-06
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

Common Stock,  par value $1.00 per share:  10,013,769  shares (as of October 31,
2000)

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

                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      (UNAUDITED)
                                                                      September 30,              December 31,
                                                                           2000                      1999
                                                                    -------------------     -----------------------
Assets
     Current Assets:
       Cash and cash equivalents                                            $   10,486                 $     9,547
       Short-term investments                                                   50,548                      25,560
       Receivables, net                                                         67,055                      70,729
       Deferred tax assets                                                       9,340                       8,688
       Inventories, net                                                         54,084                      60,584
       Other current assets                                                      3,307                       5,262
                                                                    -------------------     -----------------------
         Total current assets                                                  194,820                     180,370
                                                                    -------------------     -----------------------
     Property, plant and equipment, at cost                                    244,189                     242,000
     Accumulated depreciation                                                  153,888                     147,422
                                                                    -------------------     -----------------------
       Property, plant and equipment, net                                       90,301                      94,578
     Prepaid pension costs                                                      57,750                      50,447
     Goodwill                                                                   49,585                      50,357
     Other assets                                                                9,751                      11,374
                                                                    -------------------     -----------------------
         Total Assets                                                        $ 402,207                   $ 387,126
                                                                    ===================     =======================
Liabilities
     Current Liabilities:
       Current portion of long-term debt                                   $     4,047                 $     4,047
       Account payable and accrued expenses                                     31,421                      32,767
       Dividends payable                                                         1,303
                                                                                                                 0
       Income taxes payable                                                      2,859                       5,203
       Other current liabilities                                                12,093                      13,915
                                                                    -------------------     -----------------------
         Total current liabilities                                              51,723                      55,932
     Long-term debt                                                             26,867                      34,171
     Deferred income taxes                                                      17,908                      14,113
     Accrued postretirement benefit costs                                        5,451                       8,515
     Other liabilities                                                          16,157                      16,040
                                                                    -------------------     -----------------------
         Total Liabilities                                                     118,106                     128,771
                                                                    -------------------     -----------------------
Stockholders' Equity
     Common stock, $1 par value                                                 15,000                      15,000
     Capital surplus                                                            51,426                      51,599
     Retained earnings                                                         403,048                     376,006
     Unearned portion of restricted stock                                          (26)                        (24)
     Accumulated other comprehensive income                                     (2,736)                     (2,622)
                                                                    --------------------     -----------------------
                                                                               466,712                     439,959
     Less:  cost of treasury stock                                             182,611                     181,604
                                                                    -------------------     -----------------------
         Total Stockholders' Equity                                            284,101                     258,355
                                                                    -------------------     -----------------------
         Total Liabilities and Stockholders' Equity                          $ 402,207                   $ 387,126
                                                                    ===================     =======================

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                2000               1999 (1)               2000             1999 ( 1)
                                             --------------  ------------------    -----------------  -----------------
Net sales                                        $  81,878       $      69,009           $  247,165         $ 209,554
Cost of sales                                       51,111              45,128              156,998           135,917
                                               ------------  ------------------    -----------------     --------------
    Gross profit                                    30,767              23,881               90,167            73,637

Research & development expenses                      1,373                 506                4,247             2,246
Selling expenses                                     4,381               3,988               14,069            11,740
General and administrative expenses                 11,964              10,968               34,466            30,038
Environmental exp. (recoveries), net                    27              (12,331)                             (11,777)
                                                                                             (1,755)
                                             --------------   -------------------   -----------------     --------------

    Operating income                                13,022              20,750               39,140            41,390

Investment income, net                                 725                 496                1,744             1,954
Rental income, net                                     971                 554                3,021             2,856
Pension income, net                                  2,163               1,274                6,248             3,837
Other income (expenses), net                         1,413                278                 1,306               (59)
Interest expense                                      (394)              (366)               (1,166)             (996)
                                               -------------  -----------------     -----------------     --------------

Earnings before income taxes                        17,900              22,986               50,293            48,982
Provision for income taxes                           6,821               9,001               19,341            18,736
                                               ------------  ------------------    -----------------     --------------

Net earnings                                     $  11,079       $      13,985          $    30,952       $    30,246
                                               ============  ==================    =================     ==============
Basic earnings per common share                  $    1.11       $        1.38          $      3.09       $      2.98
                                               ============  ==================    =================     ==============
Diluted earnings per common share                $    1.09       $        1.38          $      3.03       $      2.95
                                               ============  ==================    =================     ==============
Dividends per common share                       $    0.13       $        0.13          $      0.39       $      0.39
                                               ============  ==================    =================     ==============

Weighted average shares outstanding:
Basic                                               10,012             10,135                10,015            10,135
                                               ============  ==================    =================     ==============
Diluted                                             10,199             10,135                10,202            10,269
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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                Nine Months Ended

                                                                                                September 30,

                                                                                    -------------------------------------
                                                                                           2000              1999 (1)
Cash flows from operating activities:
  Net earnings                                                                            $   30,952            $ 30,246
                                                                                    -----------------     ---------------
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
   (net of businesses acquired):
      Depreciation and amortization                                                           10,883               9,140
      Net (gains) losses on short-term investments                                               (89)                206
      Non-cash pension income                                                                 (6,248)             (3,837)
      Increase in deferred taxes                                                               3,143                 453
      Changes in operating assets and liabilities:
          Proceeds from sales of trading securities                                          204,342             360,855
          Purchases of trading securities                                                   (229,241)           (319,361)
          Decrease in receivables                                                              5,705              15,248
          Decrease (increase) in inventory                                                     6,436              (2,238)
          Decrease in progress payments                                                       (1,967)            (13,350)
          Decrease in accounts payable and accrued expenses                                   (1,346)             (1,327)
          (Decrease) increase in income taxes payable                                         (2,344)              2,363
      Decrease (increase) in other assets                                                      1,369                (436)
      Decrease in other liabilities                                                           (4,769)                (20)
      Other, net                                                                              (1,213)               (226)
                                                                                    ------------------     ---------------
            Total adjustments                                                                (15,339)             47,470
                                                                                    ------------------     --------------
           Net cash provided by operating activities                                          15,613              77,716
                                                                                    -----------------     ---------------

Cash flows from investing activities:
      Proceeds from sales of real estate and equipment                                         1,586                 29
      Additions to property, plant and equipment                                              (6,383)           (17,167)
      Acquisition of new businesses                                                                0            (49,858)
                                                                                    -----------------     ---------------
           Net cash used in investing activities                                              (4,797)           (66,996)
                                                                                    ------------------     --------------

Cash flows from financing activities:
      Dividends Paid                                                                          (2,606)            (2,633)
      Debt repayments                                                                         (5,782)                 0
      Common stock repurchases                                                                (1,489)            (3,992)
                                                                                    ------------------     --------------
           Net cash used in financing activities                                              (9,877)            (6,625)
                                                                                    ------------------     --------------

Net increase in cash and cash equivalents                                                        939              4,095
Cash and cash equivalents at beginning of period                                               9,547              5,809
                                                                                    -----------------     --------------
Cash and cash equivalents at end of period                                                $   10,486           $  9,904
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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                             Unearned     Accumulated Other
                                                                            Portion of      Comprehensive
                                Common Stock     Capital      Retained      Restricted          Income         Treasury
                                                 Surplus      Earnings         Stock                             Stock
                                ------------- -------------- ------------ --------------- ------------------- ------------
December 31, 1998                  $  15,000      $  51,669     $342,218           ($40)            ($2,800)     $176,454

Net earnings                                                      39,045
Common dividends                                                  (5,257)
Common stock repurchased                                                                                            5,440
Stock options exercised, net                             (70)                                                        (290)
Amortization of earned
portion o  of restricted stock                                                       16
Translation adjustments, net                                                                            178
                                ------------- -------------- ------------ --------------- ------------------- ------------

December 31, 1999                     15,000         51,599      376,006            (24)             (2,622)      181,604
                                ------------- -------------- ------------ --------------- ------------------- ------------

Net earnings                                                      30,952
Common dividends                                                  (3,910)
Common stock issued                                                                 (15)
Common stock repurchased                                                                                             1,489
Stock options exercised, net                            (173)                                                         (482)
Amortization of earned
 portion of restricted                                                               13
 stock
Translation adjustments, net                                                                           (114)
                                ============= ============== ============ =============== =================== ============

September 30, 2000                 $  15,000      $  51,426     $403,048           ($26)            ($2,736)      $182,611
                                ============= ============== ============ =============== =================== ============


                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright Corporation including its subsidiaries (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and repairs precision components and systems and provides highly engineered services to the aerospace and ground defense, automotive, shipbuilding, oil, petrochemical, agricultural equipment, railroad, power generation, metalworking and fire and rescue industries. Operations are conducted through six manufacturing facilities, thirty-seven metal treatment service facilities and three component repair locations.

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

2.       RECEIVABLES

         Receivables, at September 30, 2000 and December 31, 1999, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for these periods is as follows:

                                                                                     (In thousands)
                                                                           9/30/2000          12/31/1999
                                                                           ---------          ----------
         Accounts receivable, billed                                         $55,260             $66,652
             Less: progress payments applied                                     833               1,922
                                                                             -------             -------
                                                                              54,427              64,730
                                                                             -------             -------
          Unbilled charges on long-term contracts                             21,150              16,473
              Less: progress payments applied                                  6,302               7,244
                                                                             -------             -------
                                                                              14,848               9,229
              Less:  allowance for doubtful accounts                          (2,220)             (3,230)
                                                                             -------             -------
         Receivables, net                                                    $67,055             $70,729
                                                                             =======             =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 2000 and December 31, 1999 is as follows:

                                                                               (In thousands)
                                                                           9/30/2000            12/31/1999
                                                                           ---------            ----------
         Raw materials                                                       $11,774               $12,952
         Work-in-process                                                      18,623                23,207
         Finished goods                                                       35,587                36,276
                                                                              ------                ------
         Total inventories                                                    65,984                72,435
             Less: progress payments applied                                   1,403                 1,340
                                                                              ------                ------
                                                                              64,581                71,095
             Less: reserves                                                   10,497                10,511
                                                                              ------                ------
         Inventories, net                                                    $54,084               $60,584
                                                                              ======                ======

4.       ENVIRONMENTAL MATTERS

         The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable, based upon the advice of counsel. Such amounts, if quantified, reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent today's values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money. The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include but are not limited to the Sharkey landfill superfund site, Parsippany, New Jersey; Caldwell Trucking Company superfund site, Fairfield, New Jersey; Pfohl Brothers landfill site, Cheektowaga, New York; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey. The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

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

                                                                       (In thousands)
                                                           Three Months Ended September 30, 2000
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Total        & Other           Total
Revenue from external customers       $32,614        $25,320       $23,944        $81,878           $ 0          $81,878
Intersegment revenues                       0            126             0            126             0              126
Operating income                        4,537          5,743         3,054         13,334          (312)          13,022

                                                                      (In thousands)
                                                          Three Months Ended September 30, 1999
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                   Control (1)     Treatment      Control        Total       & Other (2)        Total
Revenue from external customers       $28,074        $26,048       $14,887        $69,009           $ 0          $69,009
Intersegment revenues                       0             77             0             77             0               77
Operating Income (1) (2)                1,350          5,356         1,203          7,909        12,841           20,750

(1) Operating income for the Motion Control segment includes consolidation costs for the relocation of operations in the amount of $1.2 million.
(2) Operating income for Corporate and Other includes an insurance settlement, net of related expenses, in the amount of $12.4  million.

Reconciliation:                                                                             (In thousands)
                                                                                          Three months ended
                                                                                     9/30/00                 9/30/99
                                                                                     -------                 -------
Total operating income                                                                $13,022                 $20,750
Investment income, net                                                                    725                     496
Rental income, net                                                                        971                     554
Pension income, net                                                                     2,163                   1,274
Other income, net                                                                       1,413                     278
Interest expense                                                                         (394)                   (366)
                                                                                       ------                  ------
Earnings before income taxes                                                          $17,900                 $22,986
                                                                                       ======                  ======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                                    (In thousands)
                                                             Nine Months Ended September 30, 2000
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Total       & Other (1)        Total
Revenue from external customers       $92,264        $80,021       $74,880       $247,165           $ 0         $247,165
Intersegment revenues                       0            427             0            427             0              427
Operating income(1)                    11,055         17,966         7,499         36,520         2,620           39,140
Segment assets                        106,837         84,938        82,486        274,261       127,946          402,207

(1)   Operating income for Corporate and Other includes a $2.8 million gain for the curtailment of post-retirement benefits associated with the closing of the Fairfield, NJ facility and environmental recoveries, net of expenses, of $1.9 million.

                                                                       (In thousands)
                                                            Nine Months Ended September 30, 1999
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                   Control(2)      Treatment      Control        Total       & Other(3)         Total
Revenue from external customers       $88,912        $78,066       $42,576       $209,554           $ 0         $209,554
Intersegment revenues                       0            249             0            249             0              249
Operating income (2) (3)                5,182         17,547         4,438         27,167        14,223           41,390
Segment assets                        116,137         82,196        86,919        285,252       101,874          387,126

(2) Operating income for the Motion Control segment includes consolidation costs for the relocation of operations in the amount of $3.0 million.
(3) Operating income for Corporate and Other includes environmental recoveries, net of expenses, of $12.4 million.

Reconciliation:                                                                                (In thousands)
                                                                                             Nine months ended
                                                                                      9/30/00                 9/30/99
                                                                                      -------                 -------
Total operating income                                                                $39,140                 $41,390
Investment income, net                                                                  1,744                   1,954
Rental income, net                                                                      3,021                   2,856
Pension income, net                                                                     6,248                   3,837
Other income (expense), net                                                             1,306                     (59)
Interest expense                                                                       (1,166)                   (996)
                                                                                       ------                  ------
Earnings before income taxes                                                          $50,293                 $48,982
                                                                                       ======                  ======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)



6.    COMPREHENSIVE INCOME

         Total comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                                                           (In thousands)
                                                            Three Months Ended               Nine Months Ended
                                                         ------------------------        ------------------------
                                                         9/30/00          9/30/99        9/30/00          9/30/99
                                                         -------          -------        -------          -------
           Net earnings                                  $11,079          $13,985        $30,952          $30,246
           Foreign currency translations                     242            1,566           (114)             978
                                                         -------          -------        -------          -------
           Total comprehensive income                    $11,321          $15,551        $30,838          $31,224
                                                         =======          =======        =======          =======

7.     EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three and nine months ended September 30, 2000 were 187,000, and for the three and nine months ended September 30, 1999 were zero and 134,000, respectively.

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

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS
     Sales for the current quarter increased 19% to $81.9 million from $69.0 million in the prior year and operating income of $13.0 million was 37% below that for the same period in 1999. New orders in the third quarter of 2000 were $66.8 million, 8% below the third quarter of 1999, and backlog at $195.3 million was 6% higher than the prior year. Net earnings decreased 21% in the third quarter of 2000, to $11.1 million, or $1.09 per diluted share, from $14.0 million, or $1.38 per diluted share for the third quarter of 1999.

     Sales for the first nine months of 2000 rose 18% to $247.2 million, from $209.6 million a year ago. Operating income at $39.1 million was 5% lower than the prior year and new orders totaled $229.6 million, 13% above the same nine-month period of last year. Net earnings for the first nine months of 2000 increased 2% to $31.0 million, or $3.03 per diluted share, from $30.2 million, or $2.95 per diluted share, for the first nine months of 1999.

     Operating results for the third quarter of 1999 included several non-recurring items. Results were favorably impacted by the receipt of an insurance settlement (net of related expenses) of $12.4 million ($7.3 million after tax), offset partially by costs of $1.2 million ($0.7 million after tax) relating to the relocation of our Fairfield, NJ operations to our low cost, state-of-the-art facility located in North Carolina. After considering the foregoing, operating income for the third quarter 2000 of $13.0 million was 37% higher than "normalized" operating income for the third quarter of 1999 of $9.5 million. The third quarter of 2000 pre-tax earnings (other non-operating income) includes a $1.4 million gain ($0.9 million after tax) on the sale of a non-operating facility located in Chester, England. "Normalized" net income for the third quarter of 2000 of $10.2 million, or $1.00 per diluted share, was 38% higher than "normalized" net income for 1999 of $7.4 million, or $0.73 per diluted share.

     In addition to the non-recurring item from the third quarter mentioned above, operating results for the first nine months of 2000 also benefited from the net effect of several non-recurring items recorded in the first and second quarters of this year. Those items, discussed in the "Other Revenue and Costs" section later in this report, favorably impacted 2000 pre-tax earnings by $3.9 million and after-tax earnings by $2.4 million. The results for the first nine months of 1999 included the insurance settlement and $3.0 million ($1.8 million after tax) of consolidation costs mentioned above. Excluding these non-recurring items, "normalized" operating income for the first nine months of 2000 of $35.2 million was 10% ahead of "normalized" operating income for the first nine months of 1999 of $32.0 million. "Normalized" net earnings for the first nine months of 2000 would have been $27.6 million, or $2.71 per diluted share, as compared to $24.8 million, or $2.41 per diluted share in 1999.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS (continued)
     During 2000, especially the third quarter, foreign exchange rates have had an adverse effect in comparing this year's results to those of the prior year. For the third quarter and nine-month year-to-date period, the fluctuation in foreign exchange rates adversely impacted sales by $1.5 million and $3.2 million, respectively. Operating income was similarly negatively impacted for the third quarter and nine month year-to-date period by $.6 million and $1.1 million, respectively.
     The improvement in operating results year-to-year largely reflects the acquisitions made by the Corporation in 1999 of Farris Engineering, Sprague Products and Metallurgical Processing Inc. Sales from these companies, in the aggregate, accounted for increases of $9.1 million and $31.2 million when comparing the third quarter and first nine months of 2000 to those same respective periods of the prior year.
     During the third quarter of 2000, the company sold its PME distribution business, consisting of net inventory and other assets, and recorded an immaterial loss as a result of this sale.

Operating Performance
Motion Control
     Sales for the Corporation's Motion Control segment improved to $32.6 million in the third quarter of 2000, from $28.1 million in the third quarter of 1999, a 16% increase. Sales for the quarter were largely a result of improved aerospace military sales and Drive Technology business in Europe, which showed continued growth in the ground defense aiming and stabilization markets as compared to the prior year. Sales of aerospace repair and overhaul services for the third quarter 2000 also improved over the third quarter 1999. Sales of commercial actuation products to Boeing were relatively flat in the third quarter when compared to the prior year period. Sales of Motion Control products for the first nine months of 2000 were $92.3 million, 4% higher than the 1999 levels.
     Operating income for the Motion Control segment showed substantial improvements from both the third quarter and first nine months of last year as well as the first and second quarters of 2000. Prior year periods reflected the consolidation costs of the Fairfield, NJ operation into Motion Control's low-cost, state-of-the-art facility in North Carolina. Expenses related to the consolidation activities totaled approximately $1.2 million during the third quarter and $3.0 million for the first nine months of 1999. Year 2000 earnings reflect the very significant cost savings resulting from this consolidation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

Operating Performance (continued)
Metal Treatment
     Sales for the Corporation's Metal Treatment segment totaled $25.3 million and $80.0 million for the third quarter and first nine months of 2000, respectively, when compared with sales of $26.0 million and $78.1 million for those same respective periods of 1999. Year-to-date sales improvements over the prior year reflect an acquisition which occurred in mid-1999 and increased sales volume in the commercial European aerospace market, which were largely offset by the negative effect of the strong dollar on currency translation. The weak European currencies had an adverse impact on sales of $0.9 million and $2.1 million in the third quarter and nine month year-to-date period, respectively. In addition, domestically, the Company has experienced increased sales in the heat treating operations, which were partially due to the acquisition made in mid-1999.
     Operating income for the Metal Treatment segment showed a 7% increase in the third quarter as compared to 1999 and a slight increase when comparing the first nine months of 2000 with the same period of 1999. For the nine months ended September 30, 2000, improvements in heat-treating operations were largely offset by lower income at both European and North American shot-peening operations. As with sales, income from our European shot-peening operations were adversely affected by currency translation. The weak European currencies had an adverse impact on operating income of $0.5 million and $1.1 million in the third quarter and nine month year-to-date periods, respectively.

Flow Control

     The Corporation's Flow Control segment posted sales of $23.9 million for the third quarter and $74.9 million for the first nine months of 2000, compared with sales of $14.9 million and $42.6 million reported in those same respective periods of 1999. Operating income for the third quarter and first nine month periods of 2000 were also significantly higher than 1999. The significant improvements in both sales and operating income were largely the result of the acquisition of the Farris and Sprague product lines which occurred in August of last year.

     In the third quarter of 2000, sales and earnings from the traditional product lines in the Flow Control segment exceeded the levels achieved in the third quarter of 1999. Sales of marine product lines to the U.S. Navy continued to perform well, as did sales from retrofit and service programs for domestic nuclear utilities, and the sale of valves for new offshore nuclear power plant construction. Industrial valve sales continued to perform well notwithstanding general softness in two primary markets-petrochemical and chemical process industries.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

                            Other Revenue and Costs

     During the third quarter of 2000, the company sold a non-operating facility located in Chester, England. Pre-tax earnings in the quarter includes a $1.4 million ($0.9 million after tax) gain on this sale. During the second quarter of 2000, the company settled litigation to recover environmental remediation costs against all but one remaining insurance carrier. These settlements, net of associated litigation expenses and amounts recognized for additional related environmental costs, provided additional operating income and net earnings for the period of $1.9 million and $1.2 million, respectively. During the first quarter of 2000, the company recognized a $2.8 million ($1.7 million after tax) reduction to general and administrative expenses from the curtailment of postretirement benefits associated with the closing of the Fairfield, New Jersey facility, partially offset by $0.8 million ($0.5 million after tax) of non-recurring postemployment expenses.
     For the third quarter of 2000, the Corporation recorded other non-operating revenue netting to $5.3 million, compared with $2.6 million for the third quarter of 1999. The increase was primarily caused by higher non-cash pension income, reflecting the increased overfunded status of the Corporation's pension plan. In addition, the company recorded a gain on the sale of the Chester, U.K. building of $1.4 million included in other income during the third quarter 2000. For the first nine months of 2000, other non-operating net revenue totaling $12.3 million compared with $8.6 million for the 1999 period as higher pension income and the gain recorded was partially offset by lower investment income.


CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

     The Corporation's working capital was $143.1 million at September 30, 2000, 15% above working capital at December 31, 1999 of $124.4 million. The ratio of current assets to current liabilities was 3.77 to 1 at September 30, 2000, compared with a ratio of 3.22 to 1 at December 31, 1999.

     Cash, cash equivalents and short-term investments totaled $61.0 million in aggregate at September 30, 2000, a 74% increase from $35.1 million at the prior year-end, primarily caused by decreases in both receivables and inventories, proceeds from the sale of a facility in Chester, England, offset partially by retirement of long-term debt.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

Liquidity and Capital Resources (continued)

     Cash flow for the Corporation benefited from declines in receivables and inventories as the Corporation has made concentrated efforts to reduce its days sales outstanding and improve its inventory turnover. Days sales outstanding at September 30, 2000 has been reduced to 58 days from 77 at December 31, 1999 and inventory turnover improved to 3.90 from 3.20 at the prior year-end.

     The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, aggregating $100.0 million with a group of five banks. The credit agreements allow for borrowings to take place in U. S. or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at September 30, 2000 was $26.2 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings of $40.0 million, all of which was available at September 30, 2000. The Short-Term Credit Agreement expires on December 17, 2000. The Short-Term Credit Agreement may be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings (excluding letters of credit of $21.6 million) under the two credit agreements at September 30, 2000 were at a US Dollar equivalent of $12.2 million, compared with cash borrowing of $20.7 million at September 30, 1999.

     On May 30, 2000, the Corporation repaid 10.0 million Swiss francs of the initial 31.0 million Swiss franc borrowings used to finance the Drive Technology acquisition in December 1998. The debt repayment equated to US $5.8 million. The loans had variable interest rates which had a weighted average of 3.3% for our outstanding loans for the first nine months of 2000 and variable interest rates averaging 2.0% for the first nine months of 1999.

     During the first nine months of 2000, internally available funds were adequate to meet capital expenditures of $6.4 million. Expenditures incurred during the first nine months were generally for new and replacement machinery and equipment needed for operations. Expenditures amounted to $3.0 million, $1.6 million and $1.5 million for the Metal Treatment, Motion Control and Flow
Control segments, respectively. During the first nine months of 2000, the Corporation also repurchased 41,270 shares of its common stock at a total cost of approximately $1.5 million.

     The Corporation is expected to make capital expenditures of an additional $5.1 million during the balance of the year, primarily for machinery and equipment for the business segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS
     As discussed in Note 8 to the Consolidated Financial Statements, the Corporation has reviewed Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." Due to the limited use of derivative instruments by the Corporation, this statement is not expected to have a material effect on the Corporation's results of operations or financial condition. The statement is effective for the Corporation beginning January 1, 2001.
FORWARD-LOOKING INFORMATION
     Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                                 PART I - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Although there have been no material changes in the Corporation's market risk during the nine months ended September 30, 2000, additional information regarding the adverse impact of foreign currency translation appears under the caption entitled "Operating Performance" in Item 2. More specific information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)      Exhibits

                  Exhibit 10 - Tenth  Amendment to the  Curtiss-Wright
                                   Corporation  Retirement  Plan (Page 21)

                  Exhibit 27 - Financial Data Schedules (Page 24)

         (b)      Reports on Form 8-K

                  The Registrant did not file any report on Form 8-K during the quarter ended September 30, 2000.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CURTISS-WRIGHT CORPORATION
                                                           (Registrant)




                                                    By: /s/ Robert A. Bosi
                                                        ------------------
                                                      Robert A. Bosi
                                                      Vice President - Finance
                                                     (Chief Financial Officer)



                                                    By: /s/ Glenn E. Tynan
                                                        ------------------
                                                      Glenn E. Tynan
                                                      Corporate Controller
                                                     (Chief Accounting Officer)

Dated:  November 6, 2000