Form 10-K
period 2000-12-31
CURTISS WRIGHT CORP
filed 2001-03-19
CIK 26324

Page 1 of 88
Exhibit Index - Page 26

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                          Commission File Number 1-134
                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                      13-0612970
-------------------------------               ----------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)


1200 Wall Street West, Lyndhurst, NJ                    07071
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (201) 896-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                               on which registered
   ------------------------                          ------------------------
Common Stock, par value $1 per share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $230,905,610.00 (based on the closing price of the Registrant's Common Stock on the New York Stock Exchange on March 5, 2000 of $47.65).

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                    Number of Shares
     Class                                          Outstanding at March 5, 2001
     -----                                          ----------------------------
Common Stock, par value $1 per share                      10,050,468


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2000 are incorporated by reference into Parts II, III, and
IV. Portions of the Proxy Statement of the Registrant with respect to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

                               INDEX TO FORM 10-K

                                     PART I

Item 1.          Business
Item 1a.         Executive Officers and Directors of the Registrant as of
                   December 31, 2000
Item 2.          Properties
Item 3.          Legal Proceedings
Item 4.          Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.          Market for the Registrant's Common Equity and Related
                   Stockholder Matters
Item 6.          Selected Financial Data
Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations
Item 7a.         Market Risk Disclosure
Item 8.          Financial Statements and Supplementary Data
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant
Item 11.         Executive Compensation
Item 12.         Security Ownership of Certain Beneficial Owners and Management
Item 13.         Certain Relationships and Related Transactions

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                           FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain "forward-looking" information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report include, without limitation, those contained in (a) Item 1. Business, (b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) Item 8. Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (a) a reduction in anticipated orders; (b) an economic downturn; (c) unanticipated environmental remediation expenses or claims; (d) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (e) changes in the competitive marketplace and/or customer requirements; (f) an inability to perform customer contracts at anticipated cost levels and (g) other factors that generally affect the business of companies operating in the Corporation's segments.


Introduction
------------
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Annual Report on Form 10-K for the fiscal year ended December 31, 2000. References in the text to the
"Corporation," "Company," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Company's "Annual Report" are to its 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

                                     PART I

Item 1. Business.
--------------------

General Business
---------------------
         On November 6, 2000, the Company and Unitrin, Inc. ("Unitrin"), the holder of approximately 44% of the Company's outstanding capital stock, announced a series of transactions that will permit Unitrin to distribute to its stockholders in a tax-free distribution the approximately 4.4 million shares of the Company's common stock currently held by Unitrin. In order to permit this distribution to be tax-free for U.S. federal income tax purposes, the Company proposed to make certain changes to its capital structure.

         The proposed transactions (the "recapitalization") between the Company and Unitrin will also result in the creation of a new class of common stock of the Company. The recapitalization is being proposed because current U.S. federal income tax law requires that, in order for the distribution to be tax-free to Unitrin and its stockholders, Unitrin must own, at the time of the distribution, capital stock of the Company having the right to elect at least 80% of our board of directors, and must distribute all of that stock to its stockholders in a single transaction. The Company's common stock currently held by Unitrin will be converted on a one for one basis into approximately 4.4 million shares of Class B common stock of the Company. Unitrin will distribute all of the Class B common stock issued to Unitrin in the recapitalization to its stockholders immediately following the recapitalization. Each Curtiss-Wright stockholder other than Unitrin will retain its shares of Curtiss-Wright common stock. Due to continuing consideration of the transaction, the filing date of February 16, 2001 for the proxy statement relating to the recapitalization, as mentioned in the Company's 2000 Annual Report, has been postponed, but it is anticipated to be filed in the first half of 2001. The distribution of the Class B common stock is also expected to be completed in the first half of 2001, subject to, among other things, approval of the tax-free status of the distribution by the Internal Revenue Service and approval by the stockholders of the Company at a Special Meeting of Stockholder also anticipated to be held in the first half of 2001.

         If the Recapitalization and related corporate governance amendments are approved by the stockholders of the Company, as detailed below, the holders of shares of Class B common stock will be entitled to elect at least 80% of our board of directors. The holders of shares of common stock will have the right to elect the remaining members of our board of directors. In all other respects the rights of the holders of the common stock and the Class B common stock will be identical, including with respect to voting rights on fundamental transactions affecting the Company. The minimum number of directors on our board will be set at five so the holders of common stock will always be assured of representation.

Business Description
------------------------------


     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. During 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Consistent with the requirements of SFAS No. 131, the Company now reports its operations in three Segments: Motion Control, Metal Treatment, and Flow Control.

Motion Control
-----------------------------------------
     This segment of the corporation primarily designs, develops and manufactures flight control actuation systems and components for the aerospace industry. Manufactured products offered consist of electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors or other devices used on aircraft. They include actuators and control systems for the Boeing 737, 747, 757, 767 and 777 jet airliners, the Lockheed Martin F-16 Falcon fighter, the Boeing F/A-18 fighter, the F-22 Raptor fighter jointly developed by Lockheed Martin and Boeing, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The segment is also developing wing flap actuators for business jet and small cargo aircraft. In
1999 and 2000, the Corporation relocated its manufacturing and overhaul operations from its facility in Fairfield, New Jersey to its facilities in Shelby and Gastonia, North Carolina. In addition, the segment's engineering and development functions were relocated to a new facility in Pine Brook, New Jersey.

     The segment also offers electro-mechanical and electro-hydraulic actuation components and systems including electronic controls to the military tracked and wheeled vehicle, high speed railroad train, and commercial marine propulsion markets. These products, which are designed and manufactured at the segment's facility in Neuhausen am Rheinfall, Switzerland, primarily consist of drives and suspension systems for armored military vehicles sold to defense equipment manufacturers, and tilting systems for high speed railway car applications.

     The actuation and control products and services of this segment are marketed directly to customers by employees of the segment. These products are sold in competition with a number of other system suppliers, most of which have broader product lines and financial, technical, and human resources greater than those of the segment. Competition is primarily on the basis of engineering capability, quality and price and is directed to the placement of systems to perform control and actuation functions on the limited number of new production programs.

     As a related service within this segment, Curtiss-Wright also provides commercial airlines, the military and general aviation customers with component overhaul and repair services. The services provided include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft. The segment provides these services from facilities in Gastonia, North Carolina; Miami, Florida; Karup, Denmark; and a marketing and distribution facility in Singapore.

     This segment's overhaul and repair services are sold in competition with a number of other overhaul and repair providers. Competition in the overhaul and repair business is based upon quality, delivery and price. Marketing is accomplished through independent sales representatives and by direct sales employees.

     The segment also sells a commercial rescue tool using its "Power Hinge"(TM) aerospace technology under the trademark Power Hawk(R). Various accessories and related equipment are also offered. The primary use for this tool is the extrication of automobile accident victims.

     Sales by this segment to the Boeing Company in 2000, 1999, and 1998 were $41.6 million, $42.9 million, and $39.3 million, respectively. The loss of the Boeing Company as a customer would have a material adverse affect on this segment. U.S. Government direct and end use sales of this segment in 2000, 1999, and 1998 were $21.2 million, $17.4 million, and $19.7 million, respectively. The loss of this business would also have a material adverse effect on this segment.

     The backlog of this segment as of January 31, 2001 was $123.2 million as compared with $164.4 million as of January 31, 2000. Of the January 31, 2001 amount, approximately 63% is expected to be shipped during 2001. None of the business of this segment is seasonal, except for the performance of the Curtiss-Wright Drive Technology business unit, which has a very seasonal volume pattern with sales being concentrated in the last half of the year. Raw materials are generally available in adequate quantities from a number of suppliers.

Metal Treatment
---------------------
    This segment of Curtiss-Wright provides approximately 50 metal-treating services, with its principal services being "shot-peening" and "heat treating." "Shot-peening" is the process by which durability of metal parts are improved by the bombardment of the part's surface with spherical media such as steel shot, ceramic or glass beads to compress the outer layer of the metal. "Heat treating" is a metallurgical process of subjecting metal objects to heat and/or cold, or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. An overview of the metal treating services is provided on page 15 in the Company's Annual Report, such description being incorporated by reference in this Form 10-K. These processes are used principally to improve the service life, strength and durability of metal parts. They are also used to form curvatures in metal panels, which are assembled as wingskins of commercial and military planes, and to manufacture valve reeds used in compressors. The segment provides these services for a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil, petrochemical, metal working, and other industries. Operations are conducted from 39 facilities located in the United States, Canada, England, France, Germany, and Belgium.

     The services and products of this segment are marketed directly by employees of the segment. Although numerous companies compete with the segment in this field, and many customers for the services provided have the resources to perform such services themselves, Curtiss-Wright believes that its greater technical know-how and superior quality provide it with a competitive advantage. The segment also competes on the basis of quality, service and price.

     The backlog of this segment as of January 31, 2001 was $1.2 million, as compared with $1.4 million as of January 31, 2000. All of such backlog is expected to be shipped in the first quarter of 2001. The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the segment is not materially dependent upon any single source of supply. No single customer accounted for 10% or more of total sales in 2000, 1999, and 1998 and the active customer base numbers in excess of 5,000.

Flow Control
--------------------------------
     At its facility located in East Farmingdale, New York, this segment designs, manufactures, refurbishes and tests highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases and to provide safety relief in high-pressure applications. This segment also supplies actuators and controllers for its own valves as well as for valves manufactured by others. The primary customers for these valves are the U.S. Navy, which uses them in nuclear propulsion systems, and owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. All of the new nuclear plants are outside the U.S. and recent sales for such plants have been in Korea and Taiwan. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U.S. Navy and for new power plants is characterized by long lead times from order placement to delivery.

     Through its Enertech operation, the segment also designs, manufactures, and distributes additional flow control products for sale into global commercial nuclear power markets from its facility in Brea, California. Enertech's product lines include: snubbers, advanced valves, valve actuators, test and diagnostic equipment, as well as related diagnostic services. In addition, the segment now provides training, on-site services, staff augmentation and engineering programs relating to nuclear power plants. The segment also provides hydraulic power units and components primarily for the automotive and entertainment industries.

     In August 1999, the segment further expanded its product lines and distribution base through the acquisitions of Farris Engineering ("Farris") and Sprague Products ("Sprague"), two former business units of Teledyne Fluid Systems, Inc. Farris is one of the world's leading manufacturers of spring-loaded and pilot operated pressure-relief valves supplying products and services to the processing industries. Farris' primary customers are refineries, petrochemical/chemical plants and pharmaceutical manufacturing facilities. Farris products are manufactured in Brecksville, Ohio and Brantford, Ontario. In January 2001, Farris discontinued its service and distribution operations located in Edmonton, Alberta.

     Sprague, also located in Brecksville, Ohio, manufactures and provides specialty hydraulic and pneumatic valves, air-driven pumps and gas boosters under the "Sprague" and "PowerStar" trade names. Sprague products are used generally in various industrial applications as well as directional control valves for truck transmissions and car transport carriers.

     Strong competition in flow control products and services is encountered primarily from a large number of domestic and foreign sources. Sales to commercial users are accomplished through independent sales representatives and by direct sales employees. These products and services are sold to customers who are sophisticated and demanding. Performance, quality, technology, delivery and price are the principal drivers of competition.

     The backlog of this segment as of January 31, 2001 was $52.6 million as compared with $66.8 million as of January 31, 2000. Of the January 31, 2001 amount, approximately 70% is expected to be shipped during 2001. Approximately 65% of this segment's backlog is comprised of orders with the U.S. Navy through its prime contractor, the Plant Apparatus Division of Bechtel Plant Machinery, Inc., ("Bechtel") a unit of Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 19% of gross sales in 2000. The loss of this customer would have a significant adverse impact on the business of this segment.

     None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

Other Information
------------------------------

Government Sales
--------------------------
     From 1998 to 2000, the Company's direct sales to the United States Government and sales for United States Government and foreign government end use aggregated approximately 17% of total sales for all three segments. United States Government sales, both direct and subcontract, are generally made under one of the standard types of government contracts, including fixed price and fixed price-redeterminable.

     In accordance with normal practice in the case of United States Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the Government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the United States Government. Contracts for Navy nuclear valves usually provide that Curtiss-Wright absorb most of any overrun of "target" costs. In the event that there is a cost underrun, the customer is to recoup a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.

     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under United States Government prime contracts or subcontracts, they are secured by a lien in favor of the Government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 4 and 5 to the Consolidated Financial Statements, on pages 29, 31 and 32 of the Annual Report, which notes are incorporated by reference in this Form 10-K Annual Report.) In the case of most valve products for United States Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
----------------------------------------
     Research and development expenditures incurred by the Corporation amounted to $3,443,000 in 2000 as compared with $2,801,000 in 1999 and $1,346,000 in
1998. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. Curtiss-Wright does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of the patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in Notes 1.H and 11 to the Consolidated Financial Statements which appears on pages 30 and 36, respectively of the Registrant's Annual Report and is incorporated by reference in this Form 10-K Annual Report.

Employees
---------
     At the end of 2000, the Corporation had 2,286 employees, 194 of which were represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
-----------------------------
     The industry segment information is described in Note 14 to the Consolidated Financial Statements, which appears on pages 38 to 40 of the Registrant's Annual Report to Stockholders, and is incorporated by reference in this Form 10-K Annual Report. In 2000, 1999, and 1998, foreign operations of the Corporation generated 26.4%, 25.6%, and 30.2%, respectively, of the Corporation's pre-tax earnings. The Company does not regard the risks associated with these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
-----------------------
     The principal physical properties of the Corporation and its subsidiaries are described below:

                                            Owned/
Location          Description(1)            Leased            Principal Use

East Farmingdale, 215,000 sq. ft.           Owned(2)          Flow Control
New York          on 11 acres

Chester, Wales    175,666 sq. ft.           Owned             Metal Treatment
United Kingdom

                                            Owned/
Location          Description(1)            Leased            Principal Use

Shelby,           137,440 sq. ft.           Owned             Motion Control
North Carolina    on 29 acres

Brampton,         86,650 sq. ft. on         Owned             Metal Treatment
Ontario, Canada   8 acres

Columbus, Ohio    75,000 sq. ft.            Owned             Metal Treatment
                  on 9 acres

Brecksville, Ohio 68,000 sq. ft             Owned             Flow Control
                  on 5.56 acres

Miami, Florida    65,000 sq. ft.            Leased            Motion Control
                  on 2.6 acres

Fort  Wayne,      62,589 sq. ft. on         Owned             Metal Treatment
Indiana           3.2 acres

Gastonia,         52,860 sq. ft.            Owned             Motion Control
North Carolina    on 7.5 acres

Pine Brook,       45,000 sq. ft. within     Leased            Motion Control
New Jersey        a business complex

Neuhausen am,     40,100 sq. ft. within     Leased            Motion Control
Rheinfall,        a business complex
Switzerland

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

(2) The Suffolk County Industrial Development Agency, in connection with the issuance of an industrial revenue bond, holds title to approximately six acres of land and the building located thereon.

     In addition to the properties listed above, the Corporation leases an aggregate of approximately 390,090 square feet of space at twenty-three different locations in the United States and England and owns buildings encompassing about 392,704 square feet in eighteen different locations in the United States, France, Germany, Belgium and England. None of these properties individually is material to the Company's business.

    The Corporation also owns a multi-tenant industrial rental facility located in Wood-Ridge, New Jersey encompassing 2,322,000 square feet on 138 acres. The former manufacturing facility has approximately 2,264,000 square feet leased to other parties with the remaining 58,000 square feet vacant and available for lease. Additionally, Curtiss-Wright leases approximately 14,000 square feet of office space in Lyndhurst, New Jersey, for its corporate office.

    The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them.

    The following tracts of property, owned by the Registrant, are not attributable to a particular Segment and are being held for sale: Hardwick Township, New Jersey (the "Hardwick Property"), 21 acres; and Fairfield, New
Jersey, 39.8 acres (the "Fairfield Property"). The Company is also currently engaged in negotiations to sell the Fairfield Property. The Company has also entered into a contract for sale to sell the Hardwick Property. The contract is continent upon zoning approval. In December 2000, the Company sold 112 acres located in Perico Island, Florida (the bulk of which was below water) for the amount of $300,000. The Corporation also owns approximately 7.4 acres of land in Lyndhurst, New Jersey, which is leased, on a long-term basis, to the owner of the commercial building located on the land.

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

                                     PART II

Item 5. Market for Registrant's Common Stock
         And Related Stockholder Matters.
----------------------------------------------------------

    See the information contained in the Registrant's Annual Report on the inside back cover under the captions "Common Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approximate number of record holders of the Common Stock, $1.00 par value, of the Registrant was 3,564 as of March 5, 2001.

Item 6. Selected Financial Data.
---------------------------------------
    See the information contained in the Registrant's Annual Report on page 19 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
-------------------------------------------------------------------------
    See the information contained in the Registrant's Annual Report on pages 20 through 23, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------------------
     The Corporation is exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of its global operating and financing activities. Although foreign currency translation had an unusually adverse impact on sales and operating income in 2000, the Corporation seeks to minimize the risks from these interest rate and foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Corporation did not use such instruments for trading or other speculative purposes and did not use leveraged derivative financial instruments during the year ended December 31, 2000. Information regarding the Corporation's accounting policy on financial instruments is contained in Note 1.G to the Consolidated Financial Statements on page 29 of the Annual Report, which is incorporated by reference in this Form 10-K Annual Report.

         The Corporation's market risk for a change in interest rates relates primarily to the debt obligations. Approximately 62% of the Corporation's debt at December 31, 2000 and 49% of the December 31, 1999 debt is comprised of Industrial Revenue Bond financing. As described in Note 8 to the Consolidated Financial Statements on page 34 of the Annual Report, which is incorporated by reference in this Form 10-K Annual Report, at December 31, 2000, the Corporation has outstanding variable rate debt borrowings of 18,250,000 Swiss Francs under its revolving credit agreement arising from the purchase of SIG Antriebstechnik AG to mitigate its currency exposure.

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

         Consolidated Statements of Earnings for the years ended December 31, 2000, 1999, and 1998, page 25.

     Consolidated Balance Sheets at December 31, 2000 and 1999, page 26.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998, page 27.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998, page 28.

     Notes to Consolidated Financial Statements, pages 29 through 40, inclusive, and Quarterly Results of Operations, page 19.

     Report of Independent Accountants for the years ended December 31, 2000, 1999, and 1998, page 24.


Item 9. Changes in and Disagreements with Accountants
     On Accounting and Financial Disclosure.
---------------------------------------------------------------------
     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers
         Of the Registrant.
----------------------------------------------------
     Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Corporation's 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

         Executive Officers of the Registrant
         --------------------------------------------
     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of the Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

                           Principal Occupation
Name                       and Employment                                   Age

Martin R. Benante          Chairman and Chief Executive                      48
                           Officer  since April 2000; formerly
                           President and Chief Operating Officer;
                           from April 1999 to April 2000; formerly
                           Vice President of the Corporation
                           from April 1996 to April 1999;
                           President of Curtiss-Wright Flow
                           Control Corporation, a wholly-owned
                           Subsidiary from March 1995 to April 1999

David Lasky                Formerly  Chairman from May 1995 to               68
                           April 2000; formerly Chief Executive Officer from April 1999 to April 2000; formerly
                           President from 1993 to April 1999.1

Gerald Nachman             Executive Vice President;                         71
                           President of Metal Improvement
                           Company, Inc., a wholly owned subsidiary,
                           since May 1970.
-------------------------

1 On April 11, 2000, Mr. Lasky retired from the office of Chairman and Chief Executive Officer of the Corporation.

                           Principal Occupation
Name                       and Employment                                   Age

George J. Yohrling         Vice President; President, Curtiss-Wright         60
                           Flight Systems, Inc., a wholly owned subsidiary, since April 1998; Executive Vice President for Aerospace Operations of Curtiss-Wright Flight
                           Systems, Inc. from April 1997 to April 1998,
                           Senior Vice President from July 1996 to April
                           1997 of Curtiss-Wright Flight Systems, Inc.;
                           Vice President and General Manager of Curtiss-
                           Wright Flight Systems/Shelby, Inc.,
                           then a wholly owned subsidiary.

Robert A. Bosi             Vice President - Finance since January 1993.      45

Joseph Napoleon            Vice President since February 2001;               54
                           President, Curtiss-Wright Flow Control
                           Corporation, a wholly owned subsidiary,
                           since August 1999; Vice President and General
                           Manager of Curtiss-Wright Flow Control
                           Corporation from April 1999 to August 1999;
                           Vice President, Curtiss-Wright Flow Control
                           Corporation from October 1995 to April 1999.

Brian D. O'Neill           Secretary, General Counsel since April 1999;      51
                           Assistant General Counsel from December
                           1997 until April 1999; Staff Attorney and
                           Associate General Counsel from December
                           1980 to December 1997.

Gary J. Benschip           Treasurer since February 1993.                    53


Glenn E. Tynan             Controller since June 2000.                       42
                           Vice President and Corporate Controller
                           of the Movado Group until May 2000;
                           Corporate Controller of Dexter Corporation from 1998 to 1999; Vice President Finance and Controller of Lightolier from 1995 to 1998



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

                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K.
----------------------------------------------------
(a)(1)   Financial Statements:

         The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in the Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 2000, 1999, and 1998

         (ii)     Consolidated Balance Sheets at December 31, 2000 and 1999

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

         (v)      Notes to Consolidated Financial Statements

         (vi) Report of Independent Accountants for the years ended December 31, 2000, 1999, and 1998

(a)(2)   Financial Statement Schedules:

         The items listed below are presented herein on pages 25 and 26 of this Form 10-K.

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

(a)(3)   Exhibits:

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

         (2) (i) Asset Purchase and Sale Agreement dated July 23, 1999 between Teledyne Industries, Inc., Teledyne Industries Canada Limited and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed September 15, 1999).

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

         (3)(ii) By-laws as amended through April 30, 1999, (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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

         (4)(ii)  Revolving   Credit  Agreement  dated  December  20,  1999
                  between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A., (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         (4)(iii) Short-Term Credit Agreement dated as of December 20, 1999 between Registrant, the Lender Parties and Mellon Bank, N.A., as Agent, (incorporated by reference to Exhibit 4(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

(10)      Material Contracts:

                  (i)      Modified  Incentive  Compensation  Plan,  as  amended
                           November  9,  1989   (incorporated  by  reference  to
                           Exhibit 10(a) to Registrant's Form 10-Q Report for the quarter ended September 30, 1989).*

                  (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995).*

                  (iii) Standard Severance Agreement with Officers of Curtiss-Wright (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).*

                  (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Form 10-Q Report for the quarter ended June 30, 1997).*

                  (v) Curtiss-Wright Corporation Retirement Plan as amended through August 1, 1997 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Fifth Amendment to the
                           Curtiss-Wright Corporation Retirement Plan dated January 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Sixth through Ninth Amendment to Curtiss-Wright Retirement Plan dated April 1, 1998, April 20, 1998, April 30, 1998 and
                           June 30, 1998, respectively (incorporated by reference to Exhibit a(ii) to Registrant's Quarterly Report for the quarter ended June 30, 1998); Tenth Amendment to the Curtiss-Wright Retirement Plan (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report for the quarter ended September 30, 2000).*

                  (vi) Curtiss-Wright Corporation Savings and Investment Plan dated March 1, 1995 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). First through Sixth Amendments dated effective December 31, 1997, December 31, 1997, April 30, 1998,
                           January 21, 2000, July 7, 2000, and December 29, 2000, respectively, filed herewith.*

                  (vii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996).*

                  (viii) Curtiss-Wright Corporation Executive Deferred Compensation Plan effective November 18, 1997 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

                  (ix) Standard Severance Protection Agreement dated June 19, 1998 between the Registrant and Officers of the Registrant (incorporated by reference to Exhibit A(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998).*

                  (x) Trust Agreement dated January 20, 1998 by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*

                  (xi) Consulting Agreement dated April 10, 2000 between Registrant and David Lasky, filed herewith.*

(13)     Annual Report to Stockholders for the year ended December 31, 2000

(21)     Subsidiaries of the Registrant

(23)     Consents of Experts and Counsel-see Consent of Independent Accountants

-----------
*Management contract or compensatory plan or arrangement

(b)       Reports on Form 8-K


         (i) On November 7, 2000, the Company filed a report on Form 8-K reporting conversations by Curtiss-Wright management with financial analysts and institutional investors held on November 7, 2000.

         (ii) On November 8, 2000, the Company filed a report on Form 8-K describing a proposed recapitalization of the Company (the "Recapitalization") intended to facilitate the plan of Unitrin, Inc. to spin off to its stockholders all of its controlling equity position in the Company.

         (iii) On November 8, 2000 the Company filed a report on Form 8-K reporting the adoption by the Board of Directors of the Company of a stockholder rights plan.

         (iv) On November 28, 2000 the Company filed a report on Form 8-K reporting conversations by Curtiss-Wright management with certain shareholders, financial analysts and institutional investors held on November 28, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CURTISS-WRIGHT CORPORATION
                                         (Registrant)

Date:  March 16, 2001              By:  /s/ Martin R. Benante
                                      ---------------------------
                                      Martin R. Benante
                                      Chairman and CEO




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 16, 2001                By:  /s/ Robert A. Bosi
                                       ------------------------------
                                       Robert A. Bosi
                                       Vice President - Finance

Date: March 16, 2001                By:  /s/ Glenn E. Tynan
                                       ------------------------------
                                       Glenn E. Tynan
                                       Controller

Date: March 16, 2001                By:  /s/ Martin R. Benante
                                       ------------------------------
                                       Martin R. Benante
                                       Director

Date: March 16, 2001                By:  /s/ James B. Busey
                                       ------------------------------
                                       James B. Busey IV
                                       Director

Date: March 16, 2001                By:  /s/ S. Marce Fuller
                                       ------------------------------
                                       S. Marce Fuller
                                       Director

Date: March 16, 2001                By:  /s/ David Lasky
                                       ------------------------------
                                       David Lasky
                                       Director

Date: March 16, 2001                By:  /s/ William B. Mitchell
                                       ------------------------------
                                       William B. Mitchell
                                       Director

Date: March 16, 2001                By:  /s/ John R. Myers
                                       -------------------------------
                                       John R. Myers
                                       Director

Date: March 16, 2001                By:  /s/ William W. Sihler
                                       ------------------------------
                                       William W. Sihler
                                       Director

Date: March 16, 2001                By:  /s/ J. McLain Stewart
                                       ------------------------------
                                       J. McLain Stewart
                                       Director

                        PRICEWATERHOUSECOOPERS LLP [LOGO]

PricewaterhouseCoopers LLP
400 Campus Drive
P.O. Box 988
Florham Park, NJ 07932
Telephone (973) 236 4000
Facsimile (973) 236 5000



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Of Curtiss-Wright Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2001 in the 2000 Annual Report to Shareholders of Curtiss-Wright Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
January 31, 2001

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                                     Additions
                                ----------------------
                                            Charged to
                    Balance at  Charged to  Other
                    Beginning   Costs and   Accounts   Deductions  Balance at
Description         of Period   Expenses    -Describe  -Describe   End of Period

Deducted from assets to which they apply:

Reserves for doubtful accounts and notes:

Year-ended
December 31, 2000      $3,230   $803       $  -0-       $1,374      $2,659
                       ======   ====       ========     ======      ======

Year-ended
December 31, 1999      $1,910   $970       $ 733(A)     $  383      $3,230
                       ======   ====       ========     ======      ======

Year-ended
December 31, 1998      $1,747   $352       $  20(B)     $  209     $1,910
                       ======   ====       ========     ======     ======

Notes:

(A) Acquired from the purchases of Drive Technology, Farris and Sprague.
(B) Acquired from the purchase of Enertech.

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

(3)(ii)   By-laws as amended through April 30, 1999,                          *
          (incorporated by reference to Exhibit 3(ii) to Registrant's
          Annual  Report  on  Form  10-K  for  the  year  ended
          December 31, 1999).

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

(4)(ii)   Revolving Credit Agreement dated December 20, 1999 between          *
          Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A.,(incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

(4)(iii)  Short-Term Credit Agreement dated as of December 20, 1999          *
          Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A., (incorporated by reference to Exhibit 4(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

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

(10)(v)**  Curtiss-Wright Corporation Retirement Plan as amended through     *
           August 1, 1997(incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Fourth Amendment to the Curtiss-Wright Corporation Retirement Plan dated October 20, 1997(incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Fifth Amendment to the Curtiss-Wright Corporation Retirement Plan dated January 1, 1998 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997); Sixth through Ninth Amendments to Curtiss-Wright Retirement Plan dated April 1, 1998, April 20, 1998, April 30, 1998 and June 30, 1998,
           respectively, (incorporated by reference to Exhibit a(ii) to Registrant's Quarterly Report for the quarter ended June 30, 1998); Tenth Amendment to the Curtiss-Wright Retirement Plan (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report for the quarter ended September 30, 2000).*

(10)(vi)** Amended Curtiss-Wright Corporation Savings and Investment Plan    30
           dated March 1, 1995 (incorporated by reference to Exhibit
           (10)(vii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994). First through Sixth Amendments dated effective December 31, 1997, December 31, 1997, April 30, 1998, January 21, 2000, July 7, 2000, and December 29, 2000, respectively, filed herewith.

(10)(vii)**Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee        *
           Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181 filed June 19, 1996).

(10)(viii)**Curtiss-Wright  Corporation  Executive Deferred  Compensation     *
            Plan effective November 18, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration
            Statement No. 96583181,filed June 19, 1996).

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

(10)(xi)**  Consulting Agreement dated April 10, 2000 between Registrant     39
            and David Lasky, filed herewith.*

(13)        Annual Report to Stockholders for the year ended December        46
            31, 2000 (only those portions expressly incorporated herein by reference in this document are deemed "filed.")

(21)        Subsidiaries of the Registrant                                   87

(23)        Consents of Experts and Counsel - see Consent of Independent     88
            Accountants

--------------------------

* Incorporated by reference as noted.
** Management contract or compensatory plan or arrangement.

--------