Form 10-Q
period 2001-03-31
CURTISS WRIGHT CORP
filed 2001-05-15
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          Commission File Number 1-134


                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)


               Delaware                                         13-0612970
               --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


          1200 Wall Street West
          Lyndhurst, New Jersey                                    07071
          ----------------------                                 ---------
(Address of principal executive offices)                         (Zip Code)


                                 (201) 896-8400
                                ---------------
              (Registrant's telephone number, including area code)


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

Common  Stock,  par value  $1.00 per share:  10,051,969  shares (as of April 12,
2001)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                              3

                  Consolidated Statements of Earnings                      4

                  Consolidated Statements of Cash Flows                    5

                  Consolidated Statements of Stockholders' Equity          6

                  Notes to Consolidated Financial Statements             7 - 11

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12 - 15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk       16

           Forward-Looking Statements                                     16


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders             17

Item 6 - Exhibits and Reports on Form 8-K                                18

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  (UNAUDITED)
                                                   March 31,        December 31,
                                                     2001               2000
                                                  -----------        ----------
Assets
  Current Assets:
     Cash and cash equivalents                      $ 12,635          $  8,692
     Short-term investments                           59,578            62,766
     Receivables, net                                 65,290            67,815
     Inventories, net                                 51,840            50,002
     Deferred income taxes                             9,431             9,378
     Other current assets                              4,186             3,419
                                                   ----------        ----------
       Total current assets                          202,960           202,072
                                                   ----------        ----------
  Property, plant and equipment, at cost             249,799           246,896
  Less:  accumulated depreciation                    158,005           156,443
                                                   ----------        ----------
     Property, plant and equipment, net               91,794            90,453
  Prepaid pension costs                               62,106            59,765
  Goodwill                                            46,704            47,543
  Other assets                                         9,233             9,583
                                                   ----------        ----------
       Total Assets                                 $412,797          $409,416
                                                   ==========        ==========

Liabilities
  Current Liabilities:
     Current portion of long-term debt              $  1,300          $  5,347
     Dividends payable                                 1,302                 0
     Account payable                                  13,747            13,766
     Accrued expenses                                 17,969            19,389
     Income taxes payable                              4,393             4,157
     Other current liabilities                         9,327             9,634
                                                   ----------        ----------
       Total current liabilities                      48,038            52,293
  Long-term debt                                      22,847            24,730
  Deferred income taxes                               22,996            21,689
  Other liabilities                                   22,368            20,480
                                                   ----------        ----------
       Total Liabilities                             116,249           119,192
                                                   ----------       -----------
Stockholders' Equity
  Common stock, $1 par value                          15,000            15,000
  Capital surplus                                     50,682            51,506
  Retained earnings                                  419,783           411,866
  Unearned portion of restricted stock                   (18)              (22)
  Accumulated other comprehensive income              (7,852)           (5,626)
                                                   ----------       -----------
                                                     477,595           472,724
  Less:  cost of treasury stock                      181,047           182,500
                                                   ----------       ----------
       Total Stockholders' Equity                    296,548          290,224
                                                   ----------       ----------
       Total Liabilities and Stockholders' Equity   $412,797         $409,416
                                                   ==========       ==========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                       Three Months Ended
                                                           March 31,
                                                      2001           2000
                                                   ----------    ----------
Net sales                                            $79,917       $82,237
Cost of sales                                         49,906        53,308
                                                   ----------    ----------
  Gross profit                                        30,011        28,929

Research & development expenses                          897         1,388
Seling expenses                                        4,593         4,756
General and administrative expenses                   13,338        10,579
Environmental remediation and administrative
    recoveries, net of expenses                          (82)          117
                                                   ----------    ----------
  Operating income                                    11,265        12,089

Investment income, net                                   843           505
Rental income, net                                       743         1,160
Pension income, net                                    2,344         1,744
Other expenses, net                                     (167)          (32)
Interest expense                                        (249)         (376)
                                                    ---------    ----------
Earnings before income taxes                          14,779        15,090
Provision for income taxes                             5,560         5,861
                                                    ---------    ----------
Net earnings                                         $ 9,219       $ 9,229
                                                    =========    ==========

Basic earnings per common share                        $0.92         $0.92
                                                    =========    ==========
Diluted earnings per common share                      $0.90         $0.91
                                                    =========    ==========

Dividends per common share                             $0.13         $0.13
                                                    =========    ==========

Weighted average shares outstanding:
   Basic                                              10,039        10,035
   Diluted                                            10,212        10,132

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                           Three Months Ended
                                                               March 31,
                                                           2001        2000(1)
                                                         --------     --------
Cash flows from operating activities:
  Net earnings                                           $ 9,219       $ 9,229
                                                        ---------     ---------
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                        3,748         3,559
      Net gains on short-term investments                    (63)          (79)
      Noncash pension income                              (2,344)       (1,744)
      Increase in deferred taxes                           1,254         2,511
      Changes in operating assets and liabilities
       (net of business acquired):
        Proceeds from sales of trading securities        105,293        25,800
        Purchases of trading securities                 (102,042)      (31,699)
        Decrease in receivables                            3,356         1,374
        Increase in inventory                               (349)         (672)
        Decrease in progress payments                       (648)         (354)
        (Decrease) increase in accounts payable
          and accrued expenses                            (3,249)        2,161
        Increase (decrease) in income taxes payable          236          (847)
      Decrease (increase) in other assets                  1,584          (162)
      Increase (decrease) in other liabilities               102        (7,210)
      Other, net                                             633           158
                                                        ---------     ---------
            Total adjustments                              7,511        (7,204)
                                                        ---------     ---------
      Net cash provided by operating activities           16,730         2,025
                                                        ---------     ---------
Cash flows from investing activities:
      Proceeds from sales of real estate and equipment       380           122
      Additions to property, plant and equipment          (3,322)       (2,026)
      Acquisition of new business                         (2,325)            0
                                                        ---------     ---------
      Net cash used by investing activities               (5,267)       (1,904)
                                                        ---------     ---------
Cash flows from financing activities:
      Debt Repayments                                     (5,089)           0
      Common stock repurchases                                 0         (548)
                                                        ---------     ---------
      Net cash used for financing activities              (5,089)         (548)
                                                        ---------     ---------
Effect of exchange rate changes on cash                   (2,431)         (604)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       3,943        (1,031)
Cash and cash equivalents at beginning of period           8,692         9,547
                                                        ---------     ---------
Cash and cash equivalents at end of period              $ 12,635      $  8,516
                                                        =========     =========

(1) Certain amounts reclassified in order to conform to current presentation

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                              Unearned    Accumulated
                                              Portion of  Other
                      Common Capital Retained Restricted  Comprehensive Treasury
                      Stock  Surplus Earnings    Stock     Income        Stock
                     ------- ------- -------- ----------- ------------ ---------
December 31, 1999    $15,000 $51,599 $376,006      $(24)   $(2,622)    $181,604
                     -----------------------------------------------------------
Net earnings                           41,074
Common dividends                       (5,214)
Restricted stock
 issued                            1                (15)                    (14)
Common stock
 repurchased                                                              1,489
Stock options
 exercised, net                  (94)                                      (579)
Amortization of
 earned portion
 of restricted stock                                 17
Translation
 adjustments, net                                           (3,004)
                      ----------------------------------------------------------
December 31, 2000      15,000 51,506  411,866       (22)    (5,626)     182,500
                      ----------------------------------------------------------

Net earnings                            9,219
Common dividends                       (1,302)
Stock options
 exercised, net                 (824)                                    (1,453)
Amortization of
 earned portion
 of restricted stock                                  4
Translation
 adjustments, net                                            (2,226)
                      ----------------------------------------------------------
March 31, 2001        $15,000 $50,682 $419,783     $(18)    $(7,852)   $181,047
                      ==========================================================

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS of PRESENTATION

         Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, and metalworking industries.
         Operations are conducted through nine manufacturing facilities, thirty-nine metal treatment service facilities and four component overhaul locations.

         The information furnished in this report has been prepared in conformity with US generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2000 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications of prior period amounts have been made in order to conform to the current presentation.

2.        ACQUISITIONS

         On March 23, 2001, the Corporation acquired the operating assets of Solent & Pratt Ltd. Solent & Pratt is a manufacturer of high performance butterfly valves and has been a global supplier to the petroleum, petrochemical, chemical and process industries for over 40 years. The operations are located in Bridport, England and will continue to operate under the Solent & Pratt name.

         The Solent & Pratt butterfly valve product line complements products that the Corporation currently offers to its existing markets. The addition also provides Curtiss-Wright with a European manufacturing presence for its Flow Control business segment and strengthens its distribution capabilities in that region. Solent & Pratt has a substantial installed base of butterfly valves worldwide.

         The Corporation purchased the assets and assumed certain operating liabilities of Solent & Pratt for approximately $1.5 million in cash and the retirement of outstanding debt. The acquisition was accounted for as a purchase in the first quarter of 2001. The excess of the purchase price over the fair value of the net assets acquired is estimated at $1.8 million and is being amortized over 30 years. The fair value of the net assets acquired is based on preliminary estimates and may be revised at a later date.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


3.        RECEIVABLES

         Receivables at March 31, 2001 and December 31, 2000, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:


                                                           (In thousands)
                                                      --------------------------
                                                       March 31,    December 31,
                                                         2001          2000
                                                      ----------    -----------
          Accounts receivable, billed                   $53,711        $60,927
              Less: progress payments applied               (65)        (1,508)
                                                       ---------     ----------
                                                         53,646         59,419
                                                       ---------     ----------
          Unbilled charges on long-term contracts        22,134         18,090
              Less: progress payments applied            (7,851)        (7,040)
                                                       ---------     ----------
                                                         14,283         11,050
                                                       ---------     ----------
          Allowance for doubtful accounts                (2,639)        (2,654)
                                                       ---------     ----------
          Receivables, net                              $65,290        $67,815
                                                       =========     ==========

4.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 2001 and December 31, 2000 is as follows:


                                                            (In thousands)
                                                       ------------------------
                                                       March 31,    December 31,
                                                         2001          2000
                                                       ---------    -----------
          Raw materials                                 $12,834        $11,955
          Work-in-process                                11,518         10,815
          Finished goods/component parts                 34,489         32,621
          Inventoried costs related to US government
            and other long-term contracts                 5,875          5,961
                                                      ----------   ------------
          Gross inventory                                64,716         61,352
             Less: inventory reserves                   (12,486)       (10,944)
             Less: progress payments                       (390)          (406)
                                                      ----------   ------------
          Inventories, net                              $51,840        $50,002
                                                      ==========   ============

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

5.       ENVIRONMENTAL MATTERS

         The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable based upon the advice of counsel. Such amounts reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent the current values of anticipated remediation, not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include but are not limited to the Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; Pfohl Brothers landfill site, Cheektowaga, New York; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey.

         The Corporation believes that the outcome of any of these matters will not have a material adverse effect on the Corporation's results of operations, financial condition, or liquidity.

6.        SEGMENT INFORMATION


         (In thousands)                Three Months Ended March 31, 2001

                         Motion  Metal     Flow   Segment Corporate Consolidated
                         Control Treatment Control Totals   & Other   Totals
Revenue from external
 customers               $29,957 $27,872   $22,088  $79,917      $0      $79,917
Intersegment revenues          0     106         0      106    (106)           0
Segment operating income   4,583   5,463     1,219   11,265       0       11,265
Segment assets            94,957  87,116    86,190  268,263 144,534      412,797

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                       Three Months Ended March 31, 2000
         (In thousands)

                         Motion  Metal     Flow   Segment Corporate Consolidated
                         Control Treatment Control Totals & Other(1)  Totals
Revenue from external
  customers              $27,344 $28,224   $26,669  $82,237      $0      $82,237
Intersegment revenues          0     158         0      158    (158)           0
Segment operating income   1,409   6,832     2,545   10,786   1,303       12,089
Segment assets           112,477  85,061    87,770  285,308 106,367      391,675

(1) Operating income for Corporate and Other includes a $2.8 million gain for the curtailment of postretirement benefits associated with the closing of the Fairfield, NJ facility partially offset by accrued postemployment costs totaling $.7 million.

Reconciliation:
                                                     Three months ended
                  (In thousands)              March 31, 2001     March 31, 2000
                                              --------------     --------------
Consolidated operating income                    $11,265              $12,089
Investment income, net                               843                  505
Rental income, net                                   743                1,160
Pension income, net                                2,344                1,744
Other expense, net                                  (167)                 (32)
Interest expense                                    (249)                (376)
                                                ---------            ---------
Earnings before income taxes                     $14,779              $15,090
                                                =========            =========

7.        COMPREHENSIVE INCOME

Total comprehensive income for the periods ended March 31, 2001 and 2000 are as follows:

                                                     Three months ended
               (In thousands)                 March 31, 2001     March 31, 2000
                                              --------------     --------------
Net earnings                                     $9,219               $9,229
Equity adjustment from foreign currency
translations                                     (2,226)                 123
                                                --------              -------
Total comprehensive income                       $6,993               $9,352
                                                ========              =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


8.       EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three months ended March 31, 2001 and March 31, 2000 were 173,000 and 97,000, respectively.

9.       Contingencies and Commitments

         The Corporation's Drive Technology subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contained offset obligations to purchase approximately 43.0 million Swiss francs of product from suppliers of two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5% of the unmet obligation at the end of the term of the agreement.

         The Corporation expects to fully comply with both its obligations under these agreements.

10.      Accounting for Derivatives and Hedging Activities

         The Corporation's adopted Financial Accounting Standard No. 133 "Accounting for Derivatives and Hedging Activities" effective January 1, 2001. The adoption of this standard had no material effect on the Corporation's results of operation or financial condition due to its limited use of derivatives.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

     The Corporation's consolidated net earnings for the first quarter of 2001 totaled $9.2 million, or $0.90 per diluted share. Net earnings for the first quarter of 2000, which totaled $9.2 million or $0.91 per diluted share included several unusual items, the net effect of which had a favorable impact of $2.0 million on pre-tax earnings and $1.3 million on after-tax earnings. Excluding the unusual items, consisting of a gain related to post-retirement medical benefits, partially offset by additional consolidation costs from the Motion Control manufacturing consolidation and other post-employment expenses, net earnings in the first quarter of 2000 would have been $8.0 million, or $0.79 per diluted share. Net earnings for the first quarter of 2001 (which contained no unusual or normalizing adjustments) compared to normalized net earnings for the same period of 2000 reflects a 16% improvement. Operating income rose 12% to $11.3 million for the first quarter of 2001, as compared with normalized operating income of $10.0 million for the first quarter of 2000.

     Sales for the first quarter of 2001 declined 3% to $79.9 million compared with $82.2 million for the prior year quarter. The slight decline in sales largely reflects the adverse impacts of foreign currency exchange rates on sales and some weakness in a few of the markets served as discussed further in the Operating Performance section below. Relative foreign currency exchange rates in the first quarter of 2001, as compared to last year, negatively affected sales by approximately $1.3 million and operating income by approximately $0.5 million.

     New orders received for the first quarter of 2001 totaled $66.9 million, declining 5% from orders of $70.6 million for the first quarter of 2000. The Corporation's backlog at March 31, 2001 totaled $169.6 million, down 7% from backlog of $182.6 million at December 31, 2000.

Operating Performance:

Motion Control
     Sales for the Corporation's Motion Control segment improved 10% to $30.0 million in the first quarter of 2001, from $27.3 million in the first quarter of 2000, partially due to increased shipments of production hardware for the F-22 Raptor tactical fighter and light armored vehicles. Operating income for the quarter improved substantially to $4.6 million from $1.4 million in the first quarter of 2000. The increase in operating margin to 15.3% in the first quarter from 5.2% in the same period in 2000 was principally due to increased effectiveness of lean manufacturing initiatives. The component overhaul and repair business has been experiencing softened demand in the first quarter of 2001.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

     New orders received for the Motion Control segment totaled $18.8 million in the first quarter of 2001, declining 20% from orders received in the first quarter of 2000. The decline in orders reflects lower activity in military programs and the weaker demand in the component overhaul and repair business.

Metal Treatment
     Sales for the Corporation's Metal Treatment segment totaled $27.9 million for the first quarter of 2001, slightly lower when compared with $28.2 million in the first quarter of 2000. The first quarter's decline in sales from the same period last year was the result of unfavorable foreign currency exchange rate movements that adversely impacted sales by approximately $1.0 million. These foreign currency exchange rate movements negatively affected operating income by approximately $0.5 million when compared to the rates that existed in the first quarter of 2000.

     The Metal Treatment business segment experienced softness in the automotive/truck and agricultural equipment markets. These weaknesses were offset by improvements in the oil and gas market as well as the aerospace sector, which represent about 50% of the business activity for this segment. Operating margins normalized for the adverse influence of foreign currency exchange rates would have been 21.3% for the first quarter 2001, as compared with 24.2% for the first quarter of 2000 and 21.9% for the fourth quarter of 2000. This year's performance was also adversely affected by increases in the cost of natural gas for heat-treating operations, transition costs associated with an acquisition completed in December of last year, start-up costs for a new facility in Indianapolis, and lower volume at some of the Company's facilities that have a high concentration of business related to the automotive sector.

Flow Control
     The Corporation's Flow Control segment posted sales of $22.1 million for the first quarter of 2001, 17% lower when compared with $26.7 million in the first quarter of 2000. Lower sales during the first quarter of 2001 versus the same period last year were primarily the result of delays in the timing of new construction programs for Asian nuclear power plants and in the release of Navy contracts. The Company expects the Navy business to be made up during the course of this year based on contractual delivery schedules to the Navy. It is expected that sales to the Navy should exceed last year's sales by 15%. The business segment was also affected by the slowdown in the automotive and heavy truck markets, offset by very strong demand for product going to the petrochemical and oil and gas markets, primarily for maintenance, repair and overhaul applications.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Corporate and Other
     The Corporation had no non-segment operating income in the first quarter of 2001 as compared with $1.3 million of non-segment operating income in the same period for the prior year. In the first quarter of 2000, the Corporation recognized a $2.8 million reduction to general and administrative expenses from the curtailment of postretirement benefits associated with the closing of the Fairfield, New Jersey facility. This benefit was partially offset by other non-recurring postemployment expenses. Corporate overhead costs for the first quarter of 2001 were reduced by 33% from the prior year period and benefited from a small adjustment to a final environmental insurance settlement recorded in the fourth quarter of 2000.


Non-Operating Revenues and Costs
     For the first quarter of 2001, the Corporation recorded other non-operating net revenue totaling $3.8 million, compared with $3.4 million for the first quarter of 2000. The increase was primarily caused by higher pension income, reflecting the higher overfunded status of the Corporation's pension plan. On a period to period basis, investment income improved but was offset by a decline in net rental income due to a tax appeal recovery recorded in the first quarter of 2000.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:
     The Corporation's working capital was $154.9 million at March 31, 2001, a 3% improvement over working capital at December 31, 2000 of $149.8 million. The ratio of current assets to current liabilities was 4.22 to 1 at March 31, 2001, compared with a current ratio of 3.86 to 1 at December 31, 2000.

     Cash, cash equivalents and short-term investments totaled $72.2 million in the aggregate at March 31, 2001, increasing slightly from $71.5 million at the prior year-end. During the first quarter of 2001, the Corporation repaid a $4.0 million industrial revenue bond and paid down its long-term Swiss debt by $1.0 million. Also in the period, the Corporation acquired the net assets of Solent & Pratt Ltd. for cash, as discussed in Note 2 to the Consolidated Financial Statements and under Other Developments, below. Cash flow for the first quarter of 2001 also benefited from a substantial decrease in billed receivables. Days sales outstanding at March 31, 2001 was also reduced to 58 days from 63 at December 31, 2000.

     The Corporation has two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, in effect aggregating $100.0 million with a group of five banks. The credit agreements allow for borrowings to take place in US or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

available under this facility at March 31, 2001 was $33.3 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings of $40.0 million, all of which was available at March 31, 2001. The Short-Term Credit Agreement expires on December 14, 2001. The Short-Term Credit Agreement may be extended, with the consent of the bank group, for additional periods not to exceed 364 days each. Cash borrowings under the two credit agreements at March 31, 2001 were at a US Dollar equivalent of $9.4 million, compared with cash borrowing of $18.6 million at March 31, 2000. Borrowings under these agreements were used to finance the acquisition of Drive Technology in December 1998 and have a remaining balance of
16.5 million Swiss francs. The loans had variable interest rates averaging 3.75% for the first quarter of 2001 and variable interest rates averaging 2.97% for the first quarter of 2000.

     During the first quarter of 2001, internally available funds were adequate to meet capital expenditures of $3.3 million. Expenditures incurred during the first quarter were primarily for machinery and equipment within the Motion
Control and Metal Treatment segments. The Corporation is expected to make additional capital expenditures of approximately $15 million during the balance of the year, primarily for machinery and equipment for the business segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.

Other Developments
     As discussed in Note 2 to the Consolidated Financial Statements, during the first quarter of 2001, the Corporation made a small but strategic acquisition of Solent & Pratt, an English valve manufacturer. This acquisition gives the Corporation a complementary product line and a very strong distribution network in the European petrochemical valve market. In addition, the Corporation sold a distribution business in Western Canada to a well-positioned distribution firm in the area, resulting in a small gain in the first quarter of 2001.

                                 PART I - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the three months ended March 31, 2001. Information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels; (vii) changes in foreign currency exchange rates and
(viii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                                            PART II - OTHER INFORMATION


Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

     On May 4, 2001, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors and the retention of independent accountants for the Registrant.

     The vote received by the director nominees was as follows:

                                                For                   Withheld

     Martin R. Benante                        8,524,148              1,078,956

     James B. Busey IV                        8,524,089              1,079,015

     S. Marce Fuller                          8,523,813              1,079,291

     Dave Lasky                               8,441,999              1,161,105

     William B. Mitchell                      8,523,975              1,079,129

     John Myers                               8,523,010              1,080,094

     William W. Sihler                        8,524,384              1,078,720

     J. McLain Stewart                        8,521,192              1,081,912


     There were no votes against or broker non-votes. The stockholders approved the retention of PricewaterhouseCoopers LLP, independent accountants for the Registrant. The holders of 8,520,172 shares voted in favor; 1,080,586 voted against; 2,346 abstained. There were no broker non-votes.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)        Exhibits

                    2.2 Amended and Restated Distribution Agreement, dated as of January 9, 2001, between the Company and Unitrin, Inc. (incorporated by reference to Appendix A to the Company's Preliminary Schedule 14C with respect to the recapitalization of the Company dated January 12, 2001.)

                    2.3 Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2001, among the Company, Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix B to the Company's Preliminary Schedule 14C with respect to the recapitalization of the Company dated January 12, 2001.)

           (b)      Reports on Form 8-K

                    The Registrant did not file any report on Form 8-K during the quarter ended March 31, 2001.


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

                                             CURTISS-WRIGHT CORPORATION
                                             --------------------------
                                                   (Registrant)



                                             By:   /s/ Robert A. Bosi
                                                -------------------------
                                                Robert A. Bosi
                                                Vice President - Finance


                                            By:   /s/ Glenn E. Tynan
                                                -------------------------
                                                Glenn E. Tynan
                                                Controller



Dated:  May 15, 2001