Form 10-Q
period 2001-06-30
CURTISS WRIGHT CORP
filed 2001-08-15
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                       FOR THE QUARTER ENDED JUNE 30, 2001

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

Common Stock, par value $1.00 per share: 10,071,840 shares (as of July 13, 2001)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                                                       PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                            3

                  Consolidated Statements of Earnings                    4

                  Consolidated Statements of Cash Flows                  5

                  Consolidated Statements of Stockholders' Equity        6

                  Notes to Consolidated Financial Statements           7 - 13

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 14 - 20

Item 3 - Quantitative and Qualitative Disclosures about Market Risk      21

          Forward-Looking Information                                    21

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                22

Signatures                                                               23

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             (UNAUDITED)
                                              June 30,          December 31,
                                                2001                2000
                                             ------------       ------------
Assets
     Current Assets:
       Cash and cash equivalents             $    13,288         $    8,692
       Short-term investments                     53,866             62,766
       Receivables, net                           73,492             67,815
       Inventories, net                           49,462             50,002
       Deferred income taxes                       9,529              9,378
       Other current assets                        3,924              3,419
                                             ------------       ------------
         Total current assets                    203,561            202,072
                                             ------------       ------------
     Property, plant and equipment, at cost      251,797            246,896
     Less: Accumulated depreciation              160,070            156,443
                                             ------------       ------------
     Property, plant and equipment, net           91,727             90,453
     Prepaid pension costs                        64,447             59,765
     Goodwill                                     46,370             47,543
     Other assets                                  9,038              9,583
                                             ------------       ------------
         Total Assets                          $ 415,143           $409,416
                                             ============       ============
Liabilities
     Current Liabilities:
       Current portion of long-term debt       $       0         $   5,347
       Dividends payable                           1,302                 0
       Accounts payable                           13,490            13,766
       Accrued expenses                           15,769            19,389
       Income taxes payable                        4,519             4,157
       Other current liabilities                   7,387             9,634
                                             ------------       -----------
         Total current liabilities                42,467            52,293
     Long-term debt                               21,208            24,730
     Deferred income taxes                        24,567            21,689
     Other liabilities                            22,097            20,480
                                             ------------       -----------
         Total Liabilities                       110,339           119,192
                                             ------------       -----------
Stockholders' Equity
     Common stock, $1 par value                   15,000            15,000
     Capital surplus                              50,360            51,506
     Retained earnings                           428,937           411,866
     Unearned portion of restricted stock            (14)              (22)
     Accumulated other comprehensive income       (9,216)           (5,626)
                                             ------------        ----------
                                                 485,067           472,724
     Less:  Cost of treasury stock               180,263           182,500
                                             ------------        ----------
         Total Stockholders' Equity              304,804           290,224
                                             ------------        -----------
         Total Liabilities and Stockholders'
           Equity                              $ 415,143           $409,416
                                            =============        ===========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)


                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                      2001           2000 (1)                  2001           2000 (1)
Net sales                                          $86,604             $83,050             $166,521          $165,287
Cost of sales                                       53,767              52,579              103,673           105,887
                                                   --------            --------            ---------         ---------
    Gross profit                                    32,837              30,471               62,848            59,400

Research & development costs                         1,025                 867                1,922             1,599
Selling expenses                                     4,487               4,932                9,080             9,688
General and administrative expenses                 14,134              12,542               27,472            23,777
Environmental expenses
    (recoveries), net                                  125              (1,899)                  43            (1,782)
                                                   --------            --------            ---------         ---------
    Operating income                                13,066              14,029               24,331            26,118

Investment income, net                                 650                 514                1,493             1,019
Rental income, net                                   1,111                 890                1,854             2,050
Pension income, net                                  2,343               2,341                4,687             4,085
Other income (expenses), net                           128                 (75)                 (39)             (107)
Interest expense                                      (396)               (396)                (645)             (772)
                                                   --------            --------            ---------         ---------
Earnings before income taxes                        16,902              17,303               31,681            32,393
Provision for income taxes                           6,437               6,659               11,997            12,520
                                                  ---------            --------            ---------         ---------
Net earnings                                       $10,465             $10,644             $ 19,684          $ 19,873
                                                  =========            ========            =========         =========

Basic earnings per common share                      $1.04               $1.06                $1.96             $1.98
                                                  =========            ========            =========         =========
Diluted earnings per common share                    $1.02               $1.05                $1.92             $1.96
                                                  =========            ========            =========         =========

Dividends per common share                           $0.13               $0.13                $0.26             $0.26
                                                  =========            ========            =========         =========
Weighted average shares outstanding:
Basic                                               10,059              10,017               10,049           10,017
Diluted                                             10,269              10,114               10,259           10,114



                 See notes to consolidated financial statements.

(1) Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                              Six Months Ended June 30,
                                                                                              2001               2000 (1)
Cash flows from operating activities:
  Net earnings                                                                            $  19,684              $19,873
                                                                                          -----------           ---------
 Adjustments to reconcile net earnings to
    net cash provided by operating activities
   (net of businesses acquired):
   Depreciation and amortization                                                              7,460                7,114
   Net gains on short-term investments                                                          (50)                 (66)
   Net gain on sale of asset                                                                    (26)                   0
   Non-cash pension income                                                                   (4,687)              (4,085)
   Increase in deferred taxes, net                                                            2,727                4,080
   Changes in operating assets and liabilities:
       Proceeds from sales of trading securities                                            160,389               80,946
       Purchases of trading securities                                                     (151,439)             (92,543)
       (Increase) decrease in receivables                                                    (5,992)               3,596
       Decrease in inventories                                                                1,760                  976
       Increase in progress payments                                                            767                  696
       Decrease in accounts payable and accrued expenses                                     (5,712)                (247)
       Increase (decrease) in income taxes payable                                              362               (2,179)
   (Increase) decrease in other assets                                                         (331)               1,113
   Decrease in other liabilities                                                             (2,104)              (7,701)
   Other, net                                                                                     8                   52
                                                                                          ----------             --------
         Total adjustments                                                                    3,132               (8,248)
                                                                                          ----------             --------
        Net cash provided by operating activities                                            22,816               11,625
                                                                                          ----------             --------
Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment                                         468                  613
   Additions to property, plant and equipment                                                (6,262)              (3,265)
   Acquisition of new business                                                               (1,525)                   0
                                                                                          ----------             --------
        Net cash used in investing activities                                                (7,319)              (2,652)
                                                                                          ----------             --------
Cash flows from financing activities:
   Debt repayments                                                                           (7,751)              (5,782)
   Dividends Paid                                                                            (1,305)              (1,305)
   Proceeds from the exercise of stock options                                                1,094                  196
   Common stock repurchases                                                                      (3)              (1,489)
                                                                                          ----------            ---------
        Net cash used in financing activities                                                (7,965)              (8,380)
                                                                                          ----------            ---------
Effect of foreign exchange rate changes                                                      (2,936)              (1,195)
                                                                                          ----------            ---------
Net  increase (decrease) in cash and cash equivalents                                         4,596                 (602)
Cash and cash equivalents at beginning of period                                              8,692                9,547
                                                                                         -----------            ---------
Cash and cash equivalents at end of period                                               $   13,288             $  8,945
                                                                                         ===========            =========

                 See notes to consolidated financial statements.

(1) Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                Unearned         Accumulated
                                                                               Portion of           Other
                                      Common        Capital      Retained      Restricted      Comprehensive       Treasury
                                       Stock        Surplus      Earnings         Stock            Income           Stock
December 31, 1999                       $15,000        $51,599     $376,006           ($24)            ($2,622)      $181,604

Net earnings                                                         41,074
Common dividends                                                     (5,214)
Restricted Stock Issued                                      1                         (15)                               (14)
Common stock repurchased                                                                                                1,489
Stock options exercised, net                               (94)                                                          (579)
Amortization of earned portion
of restricted stock                                                                     17
Translation adjustments, net                                                                            (3,004)
                                        -------        --------    ---------          -----             -------      ---------
December 31, 2000                        15,000         51,506      411,866            (22)             (5,626)       182,500

Net earnings                                                         19,684
Common dividends                                                     (2,613)
Restricted Stock Issued
Common stock issued
Common stock repurchased                                                                                                    3
Stock options exercised, net                            (1,146)                                                        (2,240)
Amortization of earned                                                                   8
portion                  of
restricted stock
Translation adjustments, net                                                                            (3,590)
                                        --------       --------    ---------         ------            --------       ---------
June 30, 2001                           $15,000        $50,360     $428,937           ($14)            ($9,216)       $180,263
                                        ========       ========    =========         ======            ========       =========


                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multi-national manufacturing and service concern that designs, manufactures and repairs precision components and systems and provides highly engineered services to the aerospace, ground defense, automotive, shipbuilding, oil, petrochemical, agricultural equipment, railroad, power generation, metalworking and fire & rescue industries. Operations are conducted through nine manufacturing facilities, thirty-nine metal treatment service facilities and four component repair locations.

         The information furnished in this report has been prepared in conformity with generally accepted accounting principles and as such reflects all adjustments, consisting primarily of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2000 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications of 2000 amounts have been made in order to conform to the current presentation.


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

         The Solent & Pratt butterfly valve product line complements products the Corporation currently offers to its existing markets. The addition also provides Curtiss-Wright with a European manufacturing presence for its Flow Control business segment and strengthens its distribution capabilities in that region.

         The Corporation purchased the assets and assumed certain liabilities of Solent & Pratt for approximately $1.5 million in cash. The acquisition was accounted for as a purchase in the first quarter of 2001. The excess of the purchase price over the fair value of the net assets acquired is currently estimated at $1.2 million and is being amortized over 30 years.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       RECEIVABLES

         Receivables at June 30, 2001 and December 31, 2000 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all unbilled receivables are expected to be billed and collected within a year. The composition of receivables is as follows:


                                                     (in thousands)
                                             ----------------------------------
                                              June 30,           December 31,
                                               2001                  2000
                                             --------            ----------
Accounts receivable, billed                  $59,544              $60,927
   Less: progress payments applied              (352)              (1,508)
                                             --------            ----------
                                              59,192               59,419
                                             --------            ----------
Unbilled charges on long-term contracts       24,427               18,090
   Less: progress payments applied            (8,710)              (7,040)
                                             --------            ----------
                                              15,717               11,050
                                             --------            ----------
Allowance for doubtful accounts               (1,417)              (2,654)
                                             --------            ----------
Receivable, net                              $73,492              $67,815
                                             ========            ==========



4.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 2001 and December 31, 2000 is as follows:

                                                       (In thousands)
                                             ----------------------------------
                                              June 30,             December 31,
                                               2001                   2000
                                             -----------         --------------
Raw materials                                  $12,952               $11,955
Work-in-process                                  2,075                10,815
Finished goods/component parts                   2,783                32,621
Inventoried costs related to US government
and other long-term contracts                    4,399                 5,961
                                             -----------          -------------
Gross inventory                                 62,209                61,352
  Less: inventory reserves                     (11,195)              (10,944)
  Less: progress payments                       (1,552)                 (406)
                                            ------------          ------------
Inventories, net                               $49,462               $50,002
                                            ============          ============

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


5.       ENVIRONMENTAL MATTERS

The      Corporation   establishes  a  reserve  for  a  potential  environmental
         responsibility when it concludes that a determination of legal liability is probable, based upon the advice of counsel. Such amounts, if quantified, reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent the current value of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

         The Corporation is joined with many other corporations and municipalities as potentially responsible parties (PRPs) in a number of environmental cleanup sites, which include but are not limited to the Sharkey landfill superfund site, Parsippany, New Jersey; Caldwell Trucking Company superfund site, Fairfield, New Jersey; Pfohl Brothers landfill site, Cheektowaga, New York; Chemsol, Inc. superfund site, Piscataway, New Jersey; and Amenia landfill site, Amenia, New York.

         The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6.       SEGMENT INFORMATION

         The  Corporation   conducts  its  business   operations  through  three
         segments: Motion Control, Metal Treatment and Flow Control.


                                                                       (In thousands)
                                                            Three Months Ended June 30, 2001

                                 Motion      Metal       Flow          Segment       Corporate     Consolidated
                                 Control     Treatment   Control       Total         & Other       Total
Revenue from external
customers                        $35,728     $27,049     $23,827       $86,604       $   0         $86,604
Intersegment revenues                  0         124           0           124        (124)              0
Segment operating Income           5,999       4,917       2,683        13,599        (533)         13,066


                                                                      (In thousands)
                                                            Three Months Ended June 30, 2000

                                 Motion      Metal       Flow          Segment       Corporate     Consolidated
                                 Control     Treatment   Control       Total         & Other(1)    Total
Revenue from external
customers                        $32,306     $26,477     $24,267       $83,050       $   0         $83,050
Intersegment revenues                  0         143           0           143        (143)              0
Segment operating Income (1)       5,109       5,391       1,900        12,400       1,629          14,029


(1) Operating income for corporate and other includes environmental recoveries of $1.9 million, net of expenses.

Reconciliation:                                        (In thousands)
                                                     Three months ended
                                         June 30, 2001            June 30, 2000
                                         -------------            -------------

Total operating income                        $13,066                 $14,029
Investment income, net                            650                     514
Rental income, net                              1,111                     890
Pension income, net                             2,343                   2,341
Other income (expense), net                       128                     (75)
Interest expense                                 (396)                   (396)
                                              --------               --------
Earnings before income taxes                  $16,902                $ 17,303
                                              ========               ========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                                         (In thousands)
                                                               Six Months Ended June 30, 2001

                                 Motion        Metal           Flow           Segment        Corporate      Consolidated
                                 Control       Treatment       Control        Total          & Other        Total
Revenue from external
customers                        $65,685       $54,921         $45,915        $166,521       $     0        $166,521
Intersegment revenues                  0           230               0             230          (230)              0
Segment operating income          10,582        10,380           3,902          24,864          (533)         24,331
Segment assets                    98,229        81,607          90,149         269,985        145,158        415,143


                                                                       (In thousands)
                                                               Six Months Ended June 30, 2000

                                 Motion        Metal           Flow           Segment        Corporate      Consolidated
                                 Control       Treatment       Control        Total          & Other (1)    Total
Revenue from external
customers                        $59,650       $54,701         $50,936        $165,287       $      0       $165,287
Intersegment revenues                  0           301               0             301           (301)             0
Segment operating Income           6,518        12,223           4,445          23,186          2,932         26,118
Segment assets                   109,703        82,544          84,107         276,354        113,900        390,254


(1) Operating income for corporate and other includes a $2.8 million gain for the curtailment of postretirement benefits associated with the closing of the Fairfield, NJ facility and net environmental recoveries of $1.9 million, partially offset by accrued post employment costs of $.7 million.

Reconciliation:
                                                         (In thousands)
                                                       Six months ended
                                        June 30, 2001             June 30, 2000
                                        -------------             -------------

Total operating income                       $24,331                 $26,118
Investment income, net                         1,493                   1,019
Rental income, net                             1,854                   2,050
Pension income, net                            4,687                   4,085
Other expense, net                               (39)                   (107)
Interest expense                                (645)                   (772)
                                             --------               ---------
Earnings before income taxes                 $31,681                 $32,393
                                             ========               =========






                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

8.  COMPREHENSIVE INCOME

         Total comprehensive income is as follows:

                                                                               (In thousands)
                                                         Three Months Ended                     Six Months Ended
                                                 -----------------------------------    ----------------------------------
                                               June 30, 2001      June 30, 2000         June 30, 2001         June 30, 2000
                                               -------------      -------------         -------------         -------------
           Net earnings                           $10,465             $10,644             $19,684               $19,873
           Foreign currency translations           (1,364)               (479)             (3,590)                (356)
                                                 ---------            --------            --------              --------
           Total comprehensive income             $ 9,101             $10,165             $16,094               $19,517
                                                 =========            ========            ========              ========


 9.  EARNINGS PER SHARE

         The Corporation accounts for its earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three and six months ended June 30, 2001 were 210,000, and for the three and six months ended June 30, 2000 were 97,000.

10.  CONTINGENCIES AND COMMITMENTS

         The Corporation's Drive Technology subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contained offset obligations to purchase approximately 43.0 million Swiss francs of product from suppliers of two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5% of the unmet obligation at the end of the term of the agreements.

         The Corporation expects to fully comply with both obligations under these agreements.



11.  ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

         The Corporation adopted Financial Accounting Standard No. 133 "Accounting for Derivatives and Hedging Activities" effective January 1, 2001. The adoption of this standard had no material effect on the Corporation's results of operation or financial condition due to its limited use of derivatives.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


12.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for under the purchase method of accounting, is effective for business combinations initiated after June 30, 2001. Under the new rules of SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Corporation's financial statements. The Corporation has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS
Quarter Ended June 30, 2001

         Sales for the second quarter of 2001 increased 4% from the prior year to $86.6 million. New orders in the current quarter increased to $103.9 million, 13% above the prior year quarter, and backlog was 11% lower, at $187.2 million. The increase in sales in 2001 was attributable to higher demand for our aerospace OEM and global defense products as well as products provided to the oil & gas markets, offset partially by softening in automotive-related businesses, lower demand in the aerospace overhaul and repair services market and unfavorable foreign exchange rates.

         Operating income for the Corporation was $13.1 million in the second quarter of 2001, 7% lower than operating income of $14.0 million for the second quarter of 2000. However, during the second quarter of 2000, the Corporation recorded several unusual items, which added $1.9 million to operating income, as outlined in the table below. Excluding the effects of these items, normalized operating income amounted to $12.1 million for the second quarter of 2000. Thus, the 2001 operating income of $13.1 million, when compared to the normalized operating income of $12.1 million in 2000, resulted in an 8% improvement year-to-year. This performance was due to higher margins resulting from a favorable sales mix and the realization of the benefits of profit improvement/cost reduction programs, offset partially by unfavorable foreign exchange rates, higher energy costs and start-up related expenses for new metal treatment facilities.

         Net earnings for the Corporation were $10.5 million, or $1.02 per diluted share in the second quarter of 2001, slightly lower than net earnings of $10.6 million, or $1.05 per diluted share for the second quarter of 2000. During the second quarter of 2000, the Corporation recorded several unusual items as outlined in the table below, which added $1.2 million, or $0.11 per diluted share, to net earnings. Excluding the effects of these items, normalized net earnings amounted to $9.5 million, or $0.94 per diluted share, for the second quarter of 2000, as compared to $10.5 million, or $1.02 per diluted share in the second quarter of 2001. Therefore, on a normalized basis, net earnings for the second quarter of 2001 increased 10% over the same period of 2000.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


RESULTS of OPERATIONS
Six Months Ended June 30, 2001

         Sales for the first half of 2001 increased slightly to $166.5 million, as compared $165.3 million for the same prior year period. New orders totaled $170.7 million, 5% above the same six-month period of last year. The increase in sales in 2001 was attributable to higher demand for our aerospace OEM and global defense products as well as products provided to the oil & gas markets, offset partially by softening in automotive-related businesses, lower demand in the aerospace overhaul and repair services market and unfavorable foreign exchange rates.

         Operating income for the Corporation was $24.3 million for the first six months of 2001, down 7% from operating income of $26.1 million for the same prior year period. However, during 2000, the Corporation recorded several unusual items, which added $3.9 million to operating income. Excluding the effects of these items, normalized operating income amounted to $22.2 million for the first six months of 2000. Thus, the 2001 operating income of $24.2 million, when compared to the normalized operating income of $22.2 million in 2000, resulted in a 10% improvement year to year. This performance was due to higher margins resulting from a favorable sales mix and the realization of the benefits of profit improvement/cost reduction programs, offset partially by unfavorable foreign exchange rates, higher energy costs and some start-up related expenses for new metal treatment facilities.

         Net earnings for the first six months of 2001 of $19.7 million, or $1.92 per diluted share, was slightly lower than net earnings of $19.9 million, or $1.96 per share, for the first six months of 2000. In addition to the unusual items recorded in the second quarter of 2000, as noted above and in the table below, results for the first six months of 2000 also benefited from unusual items recorded in the first quarter of 2000 which added $1.2 million, or $0.12 per diluted share to net earnings. Excluding the effects of these items, normalized net earnings for the first six months of 2000 amounted to $17.5 million, or $1.73 per diluted share. Therefore, on a normalized basis, net earnings for the first six months of 2001 increased 13% over the same period of 2000.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued


                       NORMALIZED EARNINGS SUMMARY-QUARTER

                                             Quarter Ended June 30, 2001
                                       ---------------------------------------
                                       OPERATING        NET          DILUTED
                                         INCOME      EARNINGS        EARNINGS
                                                                     PER SHARE

As Reported                             $13,066      $10,465          $1.02
Unusual Items                                 0            0           0.00
                                        -------      -------          ------
Normalized                              $13,066      $10,465          $1.02
                                        =======      =======          ======

                                             Quarter Ended June 30, 2000
                                        ---------------------------------------
As Reported                             $14,029      $10,644          $1.05
Unusual Items:
     Insurance settlements, net          (3,643)      (2,235)         (0.22)
     Environmental costs                  1,747        1,072           0.11
                                        --------     --------         ------
Normalized                              $12,133      $ 9,481          $0.94
                                        ========     ========         ======

                     NORMALIZED EARNINGS SUMMARY-SIX MONTHS

                                       OPERATING      NET           DILUTED
                                         INCOME     EARNINGS        EARNINGS
                                                                   PER SHARE

                                           Six Months Ended June 30, 2001
                                        -------------------------------------
As Reported                             $24,331      $19,684          $1.92
Unusual Items                                 0            0           0.00
                                        -------      -------          -----
Normalized                              $24,331      $19,684          $1.92
                                        =======      =======          =====

                                           Six Months Ended June 30, 2000
                                        ------------------------------------
As Reported                             $26,118      $19,873          $1.96
Unusual Items:
     Insurance settlements, net          (3,643)      (2,235)         (0.22)
     Environmental costs                  1,747        1,072           0.11
     Postretirement benefits curtailment (2,767)      (1,692)         (0.17)
     Post employment & other costs          720          440           0.05
                                        --------     --------         ------
Normalized                              $22,175      $17,458          $1.73
                                        ========     ========         ======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

Operating Performance
Motion Control
         Sales for the Corporation's Motion Control segment improved 11% to $35.7 million and 10% to $65.6 million in the second quarter and first six months of 2001, respectively, from $32.3 million and $59.6 million in the second quarter and first six months of 2000, respectively. Sales improvements for the quarter were largely a result of higher sales for the F-22 military aircraft program and earlier than anticipated shipments on the Boeing 737 program. In addition, the Drive Technology business showed strong growth in sales as compared to the second quarter of 2000. Sales of aerospace repair and overhaul services for the second quarter of 2001 were lower than the second quarter of 2000 due primarily to continued softening in demand for these services.

         Operating income for the Motion Control segment of $6.0 million and $10.6 million for the second quarter and first half of 2001, respectively, showed improvements from the same periods of last year. Operating income for the second quarter of 2001 improved 17% and for the first half of 2001 by 62% from the same periods in 2000. The 2001 performance was due mainly to the realization of the benefits resulting from facility consolidations, increased shipments of higher margin OEM products, offset partially by softened demand in the component overhaul and repair business.

Metal Treatment
         Sales for the Corporation's Metal Treatment segment totaled $27.0 million and $54.9 million for the second quarter and first six months of 2001, respectively, improving slightly when compared with sales of $26.5 million and $54.7 million for the respective periods of 2000. Year-to-date sales were slightly higher than the prior year despite the negative impact of foreign currency translation. Sales of shot-peening services increased slightly due to improvements in the aerospace and oil & gas markets, which were offset by softness in automotive markets.

         Operating income for the Metal Treatment segment of $4.9 million for the second quarter of 2001 showed a 9% decline from the same prior year period. For the first six months of 2001, operating income of $10.4 million was down 15% from the comparable period of 2000. For the six months ended June 30, 2001, slight improvements in valve operations were offset by lower income at both shot-peening and heat treating operations. For the second quarter and first half, operating income was adversely affected by foreign currency translation by $0.5 million and $0.8 million, respectively, when compared to rates that existed in the same periods of 2000. Start up costs associated with a new facility and an acquisition completed in December of last year, softness in the automotive sector and higher energy costs also negatively affected operating income.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

Flow Control

         The Corporation's Flow Control segment posted sales of $23.8 million for the second quarter and $45.9 million for the first half of 2001, compared with sales of $24.3 million and $50.9 million reported in the respective periods of 2000. Lower sales during the second quarter and the first half of 2001 were primarily the result of the slowdown in the automotive and heavy truck markets and the sale of a distributor operation that was formerly part of this business segment. This was offset partially by the strong demand in the petrochemical and oil & gas markets, primarily for maintenance, repair and overhaul applications. Military sales were essentially level with the respective prior year periods.

         Operating income in the second quarter of 2001 was $0.8 million or 41% higher than the same period of 2000. Higher margins on parts sales for the petrochemical and oil & gas markets, the elimination of overhead costs associated with the disposal of a distribution operation and stringent cost containment efforts, were partially offset by lower volume and margins in the automotive and heavy truck markets. Operating income for the first six months of 2001 was 12% lower than the same period of 2000.

Corporate and Other

         The Corporation had a non-segment operating loss of $0.5 million during the second quarter 2001 as compared to $1.6 million of non-segment operating income in the same period of the prior year. During the second quarter 2001, the Corporation incurred costs in connection with the proposed re-capitalization, which were partially offset by a small environmental insurance settlement. In the second quarter 2000, the Corporation recognized operating income of $1.6 million, of which $1.9 million was due to the recognition of a curtailment of postretirement benefits partially offset by non-recurring post-employment expenses (see table above).

         Results for the first half of 2001 also reflect the incurrence of re-capitalization costs, offset partially by a small environmental insurance settlement. Results for the first half of 2000 included $3.9 million reflecting the recognition of the curtailment of postretirement benefits associated with the closing of the Fairfield, New Jersey facility, and net environmental insurance settlements, offset by non-recurring post-employment expenses and environmental costs.

Other Revenues and Costs
         For the second quarter of 2001, the Corporation recorded net non-operating income of $4.2 million compared to $3.7 million in the second quarter of 2000. Higher net rental income and higher net investment income contributed to the increase. For the first six months of 2001 net non-operating income totaled $8.0 million as compared to $7.0 million in the same period of 2000. Contributing to this increase was higher pension income, reflecting the higher overfunded status of the Corporation's pension plan and higher net investment income, offset partially by lower net rental income.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

         The Corporation's working capital was $161.1 million at June 30, 2001, 8% above working capital at December 31, 2000 of $149.8 million. The ratio of current assets to current liabilities improved to 4.79 to 1 at June 30, 2001, compared with a ratio of 3.86 to 1 at December 31, 2000.

         Cash, cash equivalents and short-term investments totaled $67.2 million in aggregate at June 30, 2001, a 6% decrease from $71.5 million at the prior year-end. During the first six months of 2001, the Corporation repaid two industrial revenue bonds which matured totaling $5.3 million and paid down approximately $2.4 million of its long-term Swiss debt. In addition, during the first quarter of 2001, the Corporation acquired the net assets of Solent & Pratt Ltd. for cash, as discussed in Note 2 to the Consolidated Financial Statements.

         Cash flow for the Corporation benefited from a slight decline in inventories despite higher sales, as the Corporation continued with its programs for improving inventory turnover. Inventory turnover improved to 4.20 at June 30, 2001 from 3.77 at the prior year-end.

         The Corporation has two credit agreements in effect, a Revolving Credit Agreement and a Short-Term Credit Agreement, aggregating $100.0 million with a group of five banks. The credit agreements allow for borrowings to take place in
U. S. or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at June 30, 2001 was $35.3 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Short-Term Credit Agreement allows for cash borrowings of $40.0 million, all of which was available at June 30, 2001. The Short-Term Credit Agreement expires on December 14, 2001 and may be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings (excluding letters of credit) under the two credit agreements at June 30, 2001 were at a US Dollar equivalent of $7.8 million, compared with cash borrowing of $12.6 million at June 30, 2000. The initial borrowings under these agreements were used to finance the Drive Technology acquisition in December 1998 and have a remaining balance of 14 million francs as of June 30, 2001. The loans had variable interest rates averaging 4.2% for the first six months of 2001 and variable interest rates averaging 3.2% for the first six months of 2000.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, Continued

         During the first half of 2001, internally available funds were adequate to meet capital expenditures of $7.6 million. Expenditures incurred during the first half were generally for new and replacement machinery and equipment needed for the operating segments. During the first six months of 2001, capital expenditures amounted to $2.7 million, $2.6 million and $2.1 million for the Metal Treatment, Motion Control and Flow Control segments, respectively.

         The Corporation is expected to make capital expenditures of an additional $10.0 million during the balance of the year, primarily for machinery and equipment for the operating segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.

RECENTLY ISSUED ACCOUNTING STANDARDS

         As discussed in Note 11 to the Consolidated Financial Statements, in July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business combinations" and No. 142 "Goodwill and Other Intangible Assets". Generally, the new rules eliminate the use of the "pooling of interests" method of accounting for a business combination effective for acquisitions initiated after June 30, 2001. In addition, the new rules eliminate the amortization of goodwill effective for years beginning after December 15, 2001 but subjects goodwill to an annual impairment test in accordance with the new rules. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Corporation's financial statements. The Corporation has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

RECAPITALIZATION UPDATE

         The projected date of June 30, 2001 to complete its proposed re-capitalization has passed. The Corporation and Unitrin are continuing to work to complete the re-capitalization and we expect to bring the matter to a shareholder vote in the fourth quarter of this year.

RECENT DEVELOPMENTS

         On July 9, 2001, the Corporation announced that it is pursuing the sale of its industrial park located in Wood-Ridge, New Jersey. On August 2, 2001, the Corporation entered into an agreement to sell the property with a prospective purchaser. The agreement is subject to cancellation until the purchaser completes its due diligence review of the property. This property, which is the primary source of the Corporation's rental income, is not part of the Corporation's core business or strategic focus and the disposal will enable the Corporation to re-deploy the capital in order to pursue other strategic initiatives. The disposal of this property is expected to generate a gain, the final amount of which has not yet been determined.

                                 PART I - ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation is exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of its global operating and financing activities. Although foreign currency translation had an unusually adverse impact on sales and operating income in 2000 and the first half of 2001, the Corporation seeks to minimize the risks from these interest rate and foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Corporation did not use such instruments for trading or other speculative purposes and did not use leveraged derivative financial instruments during the first half of year 2001. Information regarding the Corporation's market risk and market risk management polices is more fully described in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation Annual Report on Form 10-K for year ended December 31, 2000.

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

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a) Exhibits


             (3) By-laws as amended through June 26, 2001, filed herewith.


             (10) Revised Standard Employment Severance Agreement with Certain Management of Curtiss-Wright, which replaces and supersedes Standard Severance
                     Agreement with Officers of Curtiss-Wright incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K or the year ended December 31, 1991.


         (b) Reports on Form 8-K

             The Registrant did not file any report on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CURTISS-WRIGHT CORPORATION
                                                   (Registrant)




                                             By:  /s/ Robert A. Bosi
                                                  ------------------------
                                                  Robert A. Bosi
                                                  Vice President - Finance
                                                  (Chief Financial Officer)



                                             By:  /s/ Glenn E. Tynan
                                                  ------------------------
                                                  Glenn E. Tynan
                                                  Corporate Controller
                                                  (Chief Accounting Officer)

Dated:  August 14, 2001