Form 10-Q
period 2001-09-30
CURTISS WRIGHT CORP
filed 2001-11-15
CIK 26324

SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Common Stock, par value $1.00 per share: 10,074,400 shares
(as of October 31, 2001)

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS




                                      PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

            Consolidated Balance Sheets                                    3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Cash Flows                          5

            Consolidated Statements of Stockholders' Equity                6

            Notes to Consolidated Financial Statements                   7 - 15

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         16 - 23

Item 3 - Quantitative and Qualitative Disclosures about Market Risk        24

          Forward-Looking Information                                      24

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders               25

Item 5 - Other Matters                                                     26

Item 6 - Exhibits and Reports on Form 8-K                                  27

Signatures                                                                 28

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              (UNAUDITED)
                                             September 30,     December 31,
                                                 2001             2000
Assets
  Current Assets:
    Cash and cash equivalents                 $ 23,995         $  8,692
    Short-term investments                      61,998           62,766
    Receivables, net                            69,873           67,815
    Inventories, net                            48,207           50,002
    Deferred income taxes                        9,757            9,378
    Other current assets                         3,170            3,419
                                              --------         --------
      Total current assets                     217,000          202,072
                                              --------         --------
  Property, plant and equipment, at cost       258,480          246,896
  Less:  Accumulated depreciation              163,345          156,443
  Property, plant and equipment, net            95,135           90,453
  Prepaid pension costs                         67,307           59,765
  Goodwill                                      47,058           47,543
  Other assets                                   8,450            9,583
                                              --------         --------
      Total Assets                            $434,950         $409,416
                                              ========         ========

Liabilities
  Current Liabilities:
    Current portion of long-term debt         $      -         $  5,347
    Dividends payable                            1,311                -
    Accounts payable and accrued expenses       36,736           33,155
    Income taxes payable                         9,549            4,157
    Other current liabilities                    6,522            9,634
                                              --------         --------
      Total current liabilities                 54,118           52,293
                                              --------         --------
  Long-term debt                                22,083           24,730
  Deferred income taxes                         21,812           21,689
  Other liabilities                             22,630           20,480
                                              --------         --------
      Total Liabilities                        120,643          119,192
                                              --------         --------
Stockholders' Equity
  Common stock, $1 par value                    15,000           15,000
  Capital surplus                               50,299           51,506
  Retained earnings                            436,342          411,866
  Unearned portion of restricted stock             (87)             (22)
  Accumulated other comprehensive income        (7,260)          (5,626)
                                              --------         --------
                                               494,294          472,724
  Less:  cost of treasury stock                179,987          182,500
                                              --------         --------
   Total Stockholders' Equity                  314,307          290,224
                                              --------         --------
   Total Liabilities and Stockholders' Equity $434,950         $409,416
                                              ========         ========

                 See notes to consolidated financial statements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)


                      Three Months Ended Nine Months Ended
                                       September 30,         September 30,
                                      2001    2000 (1)       2001    2000 (1)
                                    --------  --------    --------- ---------
Net sales                           $ 79,420  $ 81,878    $ 245,941 $ 247,165
Cost of sales                         49,233    51,111      152,906   156,998
  Gross profit                        30,187    30,767       93,035    90,167

Research & development expenses        1,257       737        3,179     2,336
Selling expenses                       4,375     4,381       13,455    14,069
General and administrative expenses
Environmental expense (recoveries),
net                                       54        27           97    (1,755)
                                    --------  --------    --------- ---------
  Operating income                    11,098    13,022       35,429    39,140

Investment income, net                   834       725        2,327     1,744
Rental income, net                       540       971        2,394     3,021
Pension income, net                    2,864     2,163        7,551     6,248
Other (expenses) income, net            (313)    1,413         (352)    1,306
Interest expense                        (272)     (394)        (917)   (1,166)
                                    --------  --------    --------- ---------
Earnings before income taxes          14,751    17,900       46,432    50,293
Provision for income taxes             6,028     6,821       18,025    19,341
                                    --------  --------    --------- ---------
Net earnings                        $  8,723  $ 11,079    $  28,407 $  30,952
                                    ========  ========    ========= =========
Basic earnings per common share     $   0.87  $   1.11    $    2.82 $    3.09
                                    ========  ========    ========= =========
Diluted earnings per common share   $   0.85  $   1.09    $    2.78 $    3.03
                                    ========  ========    ========= =========
Dividends per common share          $   0.13  $   0.13    $    0.39 $    0.39
                                    ========  ========    ========= =========
Weighted average shares outstanding:
   Basic                              10,073    10,012       10,057    10,015
   Diluted                            10,224    10,199       10,208    10,202

(1) Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                    2001             2000 (1)
                                                ----------           ----------
Cash flows from operating activities:
  Net earnings                                  $   28,407           $   30,952
                                                ----------           ----------
 Adjustments to reconcile net earnings to
    net cash provided by operating activities
   (net of businesses acquired):
   Depreciation and amortization                    11,271               10,883
   Net gains on short-term investments                 (32)                 (89)
   Net gain on sale of asset                             2                1,436
   Non-cash pension income                          (7,551)              (6,248)
   (Decrease) increase in deferred taxes, net         (256)               3,143
   Changes in operating assets and liabilities:
    Proceeds from sales of trading securities      206,037              204,342
     Purchases of trading securities              (205,237)            (229,241)
     (Increase) decrease in receivables             (1,681)               5,705
     (Increase) decrease in inventories               (838)               6,436
     Increase (decrease) in progress payments        3,928               (1,967)
     Increase (decrease) in accts payable
       and accrued exp.                              1,771               (1,346)
     Increase (decrease) in income taxes payable     5,392               (2,344)
   Decrease in other assets                            249                1,369
   Decrease in other liabilities                    (2,432)              (4,769)
   Other, net                                          486                  380
                                                ----------           ----------
       Total adjustments                            11,109              (12,310)
                                                ----------           ----------
      Net cash provided by operating activities     39,516               18,642
                                                ----------           ----------
Cash flows from investing activities:
   Proceeds from sales of property, plant
     and equipment                                     643                  150
   Additions to property, plant and equipment      (12,591)              (6,383)
   Acquisition of new business                      (1,525)                   0
                                                ----------           ----------
      Net cash used in investing activities        (13,473)              (6,233)
                                                ----------           ----------

Cash flows from financing activities:
   Debt repayments                                  (7,751)              (5,951)
   Dividends paid                                   (2,620)              (2,606)
   Proceeds from the exercise of stock options       1,309                  504
   Common stock repurchases                             (3)              (1,495)
                                                ----------           ----------
      Net cash used in financing activities         (9,065)              (9,548)
                                                ----------           ----------
                                                ----------           ----------
Effect of foreign exchange rate changes             (1,675)              (1,922)
                                                ----------           ----------
Net increase in cash and cash equivalents           15,303                  939
Cash and cash equivalents at beginning of period     8,692                9,547
                                                ----------           ----------
Cash and cash equivalents at end of period      $   23,995           $   10,486
                                                ==========           ==========

                 See notes to consolidated financial statements.


(1) Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Unearned           Accumulated
                                                                                     Portion of             Other
                                        Common         Capital        Retained       Restricted          Comprehensive  Treasury
                                        Stock          Surplus        Earning          Stock                Income        Stock
                                        -------        -------        --------       ----------          -------------  --------

December 31, 1999                       $15,000        $51,599        $376,006            ($24)               ($2,622)  $181,604
                                        -------        -------        --------       ----------          -------------  --------
Net earnings                                                            41,074
Common dividends                                                        (5,214)
Restricted stock Issued                                      1                             (15)                              (14)
Common stock repurchased                                                                                                   1,489
Stock options exercised, net                               (94)                                                             (579)
Amortization of earned portion of                                                           17
Translation adjustments, net                                                                                   (3,004)
                                        -------        -------        --------       ----------          -------------  --------
December 31, 2000                       $15,000        $51,506        $411,866            ($22)               ($5,626)  $182,500
                                        -------        -------        --------       ----------          -------------  --------
Net earnings                                                            28,407
Common dividends                                                        (3,931)
Restricted stock Issued                                      5                             (77)                              (72)
Common stock repurchased                                                                                                       3
Stock options exercised, net                            (1,212)                                                           (2,444)
Amortization of earned portion of                                                           12
Translation adjustments, net                                                                                   (1,634)
                                        -------        -------        --------       ----------          -------------  --------
September 30, 2001                      $15,000        $50,299        $436,342            ($87)               ($7,260)  $179,987
                                        -------        -------        --------       ----------          -------------  --------



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

         The Corporation purchased the assets of Solent & Pratt for approximately $1.5 million in cash and assumed certain liabilities. The acquisition was accounted for as a purchase in the first quarter of 2001. The excess of the purchase price over the fair value of the net assets acquired is currently estimated at $1.4 million.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.       RECEIVABLES

         Receivables at September 30, 2001 and December 31, 2000 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all unbilled receivables are expected to be billed and collected within a year. The composition of receivables is as follows:


                                                      (In thousands)
                                             September 30,         December 31,
                                                 2001                  2000
                                             -------------         ------------
Accounts receivable, billed                    $ 54,201              $ 60,927
   Less: progress payments applied                 (296)               (1,508)
                                             -------------         ------------
                                                 53,905                59,419
                                             -------------         ------------
Unbilled charges on long-term contracts          25,255                18,090
   Less: progress payments applied               (8,074)               (7,040)
                                             -------------         ------------
                                                 17,181                11,050
                                             -------------         ------------
Allowance for doubtful accounts                  (1,213)               (2,654)
                                             -------------         ------------
Receivable, net                                $ 69,873              $ 67,815
                                             =============         ============

4.       INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 2001 and December 31, 2000 is as follows:

                                                      (In thousands)
                                             September 30,         December 31,
                                                 2001                  2000
                                             -------------         ------------
Raw materials                                  $ 14,002             $   11,955
Work-in-process                                  10,544                 10,815
Finished goods/component parts                   34,809                 32,621
Inventoried costs related to US government
  and other long-term contracts                   5,516                  5,961
                                             -------------         ------------
Gross inventory                                  64,871                 61,352
  Less: inventory reserves                      (12,152)               (10,944)
  Less: progress payments                        (4,512)                  (406)
                                             -------------         ------------
Inventories, net                               $ 48,207             $   50,002
                                             =============         ============

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


5.       ENVIRONMENTAL MATTERS

         The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable, based upon the advice of counsel. Such amounts, if quantified, reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent the current value of anticipated remediation costs not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

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

                                                                       (In thousands)
                                                          Three Months Ended September 30, 2001
                                 Motion      Metal Treatment      Flow          Segment       Corporate     Consolidated
                                 Control                         Control        Total          & Other          Total
                              -------------- ---------------- -------------- -------------- -------------- ----------------

Revenue from external             $30,006          $26,501        $22,913         $79,420            $ 0          $79,420
Intersegment revenues                   0              115              0             115           (115)               0
Segment operating Income            4,076            4,605          2,424          11,105             (7)          11,098

                                                                      (In thousands)
                                                         Three Months Ended September 30, 2000
                                 Motion      Metal Treatment      Flow          Segment       Corporate     Consolidated
                                 Control                         Control        Total          & Other          Total
                              -------------- ---------------- -------------- -------------- -------------- ----------------
Revenue from external             $32,614          $25,320        $23,944         $81,878           $ 0          $81,878
Intersegment revenues                   0              126              0             126          (126)               0
Segment operating Income            4,537            5,743          3,054          13,334          (312)          13,022


Reconciliation:                                (In thousands)
                                             Three months ended
                                  September 30, 2001         September 30, 2000

Total operating income                    $11,098                 $13,022
Investment income, net                        834                     725
Rental income, net                            540                     971
Pension income, net                         2,864                   2,163
Other income (expense), net                  (313)                  1,413
Interest expense                             (272)                   (394)
                                          -------                 -------
Earnings before income taxes              $14,751                 $17,900
                                          =======                 =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                                         (In thousands)
                                                          Nine Months Ended September 30, 2001
                                  Motion      Metal Treatment     Flow           Segment        Corporate      Consolidated
                                 Control                         Control          Total          & Other          Total
                               -------------- --------------- -------------- ---------------- -------------- -----------------
Revenue from external              $95,691         $81,422        $68,828          $245,941           $ 0          $245,941
Intersegment revenues                    0             345              0               345          (345)                0
Segment operating income            14,658          14,985          6,326            35,969          (540)           35,429
Segment assets                      95,203          87,385         90,865           273,453       161,497           434,950

                                                                       (In thousands)
                                                            Nine Months Ended September 30, 2000
                                  Motion     Metal Treatment      Flow           Segment        Corporate      Consolidated
                                 Control                         Control          Total          & Other          Total
                              -------------- --------------- -------------- ---------------- -------------- -----------------
Revenue from external              $92,264         $80,021        $74,880          $247,165           $ 0          $247,165
Intersegment revenues                    0             427              0               407          (427)                0
Segment operating Income            11,055          17,966          7,499            36,520         2,620            39,140
Segment assets                     106,837          85,388         82,486           274,711       127,946           402,657

(1) Operating income for corporate and other includes a $2.8 million gain for the curtailment of postretirement benefits associated with the closing of the Fairfield, NJ facility and net environmental recoveries of $1.9 million, partially offset by accrued post employment costs of $.7 million.

Reconciliation:                                (In thousands)
                                             Nine months ended
                                  September 30, 2001         September 30, 2000

Total operating income                    $35,429                 $39,140
Investment income, net                      2,327                   1,744
Rental income, net                          2,394                   3,021
Pension income, net                         7,551                   6,248
Other expense, net                           (352)                  1,306
Interest expense                             (917)                 (1,166)
                                          -------                 -------
Earnings before income taxes              $46,432                 $50,293
                                          =======                 =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


7.       COMPREHENSIVE INCOME

         Total comprehensive income is as follows:

                                                                               (In thousands)
                                                         Three Months Ended                     Nine Months Ended
                                               Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001        Sept. 30, 2000
                                               --------------     --------------     --------------        --------------
           Net earnings                              $8,723            $11,079            $28,407               $30,952
           Foreign currency translations              1,956                242             (1,634)                 (114)
                                               --------------     --------------     --------------        --------------
           Total comprehensive income               $10,679            $11,321            $26,773               $30,838
                                               ==============     ==============     ==============        ==============

EARNINGS PER SHARE

         Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three and nine months ended September 30, 2001 were 151,000, and for the three and nine months ended September 30, 2000 were 187,000.


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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for under the purchase method of accounting, is effective for business combinations initiated after June 30, 2001. Under the new rules of SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Corporation's financial statements. The Corporation has not yet determined what the effect of these impairment tests will be on the earnings and financial position of the Corporation.

         On October 4, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The Corporation does not expect the adoption of this pronouncement to have a material impact on the earnings or financial position of the Corporation.


12.      SALE OF WOOD-RIDGE PROPERTY

         On September 21, 2001, the Corporation entered into a definitive agreement to sell its Wood-Ridge Business Complex, which is located in Wood-Ridge, New Jersey to experienced real estate professionals. The purchaser of the property is expected to continue operating the Business Complex as a rental property to tenants engaged in light manufacturing, assembly and warehousing operations. The business complex comprises approximately 2.3 million square feet of rental space located on 138 acres of land.

         The sales price of the property is $51 million. As a condition of the sale, the Company will retain the responsibility to continue its environmental remediation efforts on this property in accordance with the sale agreement. The sale is expected to close in the fourth quarter of 2001 and generate an after-tax gain of approximately $23.5 million, or $2.30 per diluted share.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

13.      SUBSEQUENT EVENTS

Acquisitions

On November 2, 2001 the Corporation acquired the assets of Lau Defense Systems ("LDS") and the stock of Vista Controls, Inc. ("Vista") from Lau Acquisition Corporation. LDS and Vista design and manufacture "mission-critical" electronic control systems primarily for the defense market. Also acquired was LDS' perimeter intrusion detection security system product line. In addition, an agreement was reached for the licensing of facial recognition products for certain U.S. Government and industrial markets. Total sales for the current year are expected to approximate $50 million. The businesses acquired have operating facilities located in Littleton, Massachusetts and Santa Clarita, California with approximately 160 employees. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $41 million in cash and the assumption of certain liabilities. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years. The acquisition was made from internally available funds.

On November 6, 2001, the Corporation acquired the commercial heat-treating business assets of Ironbound Heat Treating Company ("Ironbound"). Ironbound provides heat-treating services to markets that include tool and die, automotive, aerospace and medical components and has a customer base of over 1,000. Total annual sales are approximately $3.5 million. The business is located in Roselle, New Jersey and has approximately 25 employees. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $4.5 million. The acquisition was made from internally available funds.

On November 8, 2001, the Corporation acquired the stock of Peerless Instrument Co, Inc. ("Peerless"). Peerless is an engineering and manufacturing company that designs and produces custom control components and systems for flow control applications primarily to the U.S. Nuclear Naval program. Total annual sales are approximately $14 million. The business is located in Elmhurst, New York and has approximately 100 employees. The purchase price of the acquisition, subject to adjustment as provided for in the purchase agreement, was $7 million. The acquisition was made from internally available funds.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


13.      SUBSEQUENT EVENTS (continued)

Re-capitalization Update

On October 26, 2001,Curtiss-Wright Corporation's shareholders approved a series of transactions previously announced by the Corporation. At a special shareholders' meeting of Curtiss-Wright, shareholders approved a plan pursuant to which the Corporation will be re-capitalized to facilitate a tax-free distribution by Unitrin to its shareholders of its approximately 44% equity position in Curtiss-Wright. This action is expected to increase the number of shares held by public shareholders, from about 5.7 million to 10.1 million. It will also triple Curtiss-Wright's shareholder base from its current 3,500 stockholders to approximately 11,000 stockholders.

Also in connection with the re-capitalization, the corporation's shareholders approved certain amendments to its Restated Certificate of Incorporation providing for, among other things, the elimination of the shareholders' ability to act by written consent or call a special meeting, and the requirement of a two-thirds vote of shareholders to amend certain provisions of the Restated Certificate of Incorporation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

For the Three Months Ended September 30, 2001

Sales for the third quarter of 2001 totaled $79.4 million, down 3% from sales of $81.9 for the third quarter of 2000. New orders for the current quarter of $66.4 million were essentially flat with the prior year quarter and backlog was 11% lower, at $173.8 million. For the quarter, higher sales of aerospace OEM products, products provided to the oil and gas markets and shot-peening services were offset by lower demand for aerospace overhaul and repair services, softening in our automotive-related businesses and unfavorable foreign exchange rates, as compared to the prior year. The events of September 11th had an impact on operating results for the 2001 period, primarily in the commercial aerospace overhaul and repair market, where the combination of reduced flight schedules and the grounding of older aircraft has reduced the demand for maintenance services. The events of September 11th coupled with recent indications of significantly lower future production schedules by Boeing, are expected to cause a softening in our OEM Aerospace business.

Operating income for the current quarter of $11.1 million was 15% below that for the same period in 2000. Operating income for the third quarter of 2001 was adversely impacted by foreign exchange rates when compared to 2000. In addition, lower gross profit, higher research and development costs related to new products and programs, higher general and administrative expenses relative to increased acquisition activities and our re-capitalization proposal, and a major contribution of our Power Hawk rescue tool to the September 11th disaster sites also adversely affected operating income when compared to the comparable prior year quarter.

Net earnings for the third quarter of 2001 totaled $8.7 million, or $0.85 per diluted share, which was 14% below normalized net earnings of $10.2 million, or $1.00 per diluted share in 2000. Reported net earnings for the third quarter of 2000, which totaled $11.1 million, or $1.09 per diluted share, included an after-tax gain of $0.9 million, or $0.09 per diluted share associated with the sale of a non-operating facility in Chester, England.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

For the Nine Months Ended September 30, 2001

For the first nine months of 2001, sales totaled $245.9 million, a slight decline from sales of $247.2 million for the first nine months of 2000. New orders of $237.1 million were 3.2% higher than the nine-month period of 2000. For the first nine months of 2001, higher sales of aerospace OEM products, products provided to the oil and gas markets and shot-peening services were offset by lower demand for aerospace overhaul and repair services, softening in our automotive-related businesses and unfavorable foreign exchange rates, as compared to the prior year.

Operating income for the first nine months of 2001 was $35.4 million, down 9% as compared to reported operating income of $39.1 million for the same period of 2000. However, during the nine-month period of 2000, the Corporation recorded several unusual items, which added a net amount of $3.8 million to operating income (see table below for details). Excluding the effect of these items normalized operating income for 2000 was $35.3 million. Thus, operating income for the first nine months of 2001 was slightly higher than normalized operating income for the same period of 2000. This performance was attributable to higher margins resulting from the continued realization of the benefits of profit improvement/cost reduction programs, offset partially by unfavorable foreign exchange rates and start-up related costs for new metal treatment facilities.

Net earnings for the first nine months of 2001 were $28.4 million, or $2.78 per diluted share, down 8% from reported net earning of $31.0 million for the same period in 2000. However, during the nine-month period of 2000, the Corporation recorded several unusual items, which added $3.2 million to net earnings (see table below for details). Excluding the effect of these items normalized net earnings for 2000 were $27.7 million, or $2.71 per diluted share. Thus, net earnings for the first nine months of 2001 were 2.5% higher than normalized net earnings for the same period of 2000.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

                                        NORMALIZED EARNINGS SUMMARY-QUARTER
                                                           OPERATING              NET                 DILUTED
                                          Quarter Ended September 30, 2001
As Reported                                                 $11,098             $8,723                 $0.85
Unusual Items                                                     0                  0                  0.00
                                                            -------             ------                 -----
Normalized                                                  $11,098             $8,723                 $0.85
                                                            =======             ======                 =====

                                          Quarter Ended September 30, 2000
As Reported                                                 $13,022             $11,079                $1.09
Unusual Item:
   Gain on sale of non-operating facility facility                0                (889)               (0.09)
                                                            -------             -------                -----
Normalized                                                  $13,022             $10,190                $1.00
                                                            =======             =======                =====

                                     NORMALIZED EARNINGS SUMMARY-NINE MONTHS
                                                           OPERATING              NET                 DILUTED
                                        Nine Months Ended September 30, 2001
As Reported                                                 $35,429             $28,407                $2.78
Unusual Items                                                     0                   0                 0.00
                                                            -------             -------                -----
Normalized                                                  $35,429             $28,407                $2.78
                                                            =======             =======                =====

                                        Nine Months Ended September 30, 2000
As Reported                                                 $39,140             $30,952                $3.03
Unusual Items:
     Insurance settlements, net                              (3,643)             (2,235)               (0.22)
     Environmental costs                                      1,747               1,072                 0.11
     Postretirement benefits curtailment                     (2,767)             (1,692)               (0.17)
     Post employment & other costs                              823                 503                 0.05
     Gain on sale of non-operating facility facility              0                (889)               (0.09)
                                                            -------             -------                -----
Normalized                                                  $35,300             $27,711                $2.71
                                                            =======             =======                =====

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


Operating Performance

Motion Control

Sales for the Corporation's Motion Control segment totaled $30.0 million for the third quarter of 2001, declining 8% from the comparable period last year and 16% from the second quarter of 2001. Sales were impacted by some earlier-than-anticipated shipments of Boeing OEM products in the second quarter of 2001, which shifted sales away from the current quarter. Despite this shift, sales for OEM products in the third quarter of this year were higher than the same period in 2000. Sales declines were attributable to a slowdown in the aerospace component overhaul and repair area where the events of September 11th had an impact on commercial airline activity. The combination of reduced flight schedules and the grounding of older aircraft has reduced the demand for maintenance activities. The events of September 11th coupled with recent indications of significantly lower future production schedules by Boeing, are expected to cause a softening in our OEM Aerospace business.


The third quarter operating income results continued to show improvement in the operating margin percentages for OEM products. Profit improvement programs have generated higher margins for the quarter not only compared to last year's third quarter but also to the second quarter of this year. Advances in this area have been more than offset by the lower margins in our overhaul and repair area that have resulted from the lower sales volume mentioned earlier. Also affecting this segment's operating income for the quarter was the cost of a major contribution of our Power Hawk rescue tool to the September 11th disaster sites

For the nine-month 2001 period, sales for the Corporation's Motion Control segment improved 4% to $95.7 million, from $92.3 million in the same period of 2000. Sales improvements were largely a result of higher shipments on the 737 and F-22 products and strong growth in the global defense business as compared to the prior year. Sales of aerospace repair and overhaul services for the first nine months of 2001 were lower than the prior year due primarily to softening in demand for these services. Operating income for the Motion Control segment also improved comparing the nine-month 2001 period to the prior year. The 2001 performance was due mainly to profit improvements in aerospace OEM products generated by the consolidation of production facilities and an improved cost structure.


Metal Treatment

Sales for the Corporation's Metal Treatment segment totaled $26.5 million and $81.4 million for the third quarter and first nine months of 2001, respectively. The third quarter's sales, when compared to the same period last year, increased 5%, despite the unfavorable impact of foreign currency exchange rate movements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

Sales continued to improve in both North American and European shot-peening operations, while heat-treating operations continued to suffer lower volume as a result of reduced production levels in the automotive/truck and agricultural equipment markets. While sales in total have increased over last year, profit margins have been negatively impacted by costs associated with three new facilities that were opened during 2000. Performance this year has also been negatively affected by higher natural gas prices, which are a considerable expense in the heat-treating operations.

Flow Control

The Corporation's Flow Control segment posted sales of $22.9 million for the third quarter and $68.8 million for the first nine months of 2001, compared with sales of $23.9 million and $74.9 million reported in the same respective periods of 2000. Lower sales during the third quarter and nine-month period of 2001 were primarily the result of the slowdown in the automotive and heavy truck markets. Sales for the 2001 periods benefited from increased sales to the U.S. Navy, which are expected to be approximately 10% higher than the prior year for the 2001 year, strong demand in the petrochemical and oil and gas markets, primarily for maintenance, repair and overhaul applications and an acquisition that occurred at the end of the first quarter. Operating margins in the Flow Control segment were impacted by a slight loss incurred on products associated with the automotive market.

Corporate and Other

The Corporation had a non-segment operating loss of $0.5 million during the first nine months of 2001 as compared to $2.6 million of non-segment operating income in the same period of the prior year. During the nine-month period of 2001, the Corporation recognized re-capitalization costs of $0.4 million, which were partially offset by a small insurance settlement. Results for the first nine months of 2000 included a $3.9 million gain, reflecting the recognition of the curtailment of postretirement benefits associated with the closing of the Fairfield, New Jersey facility, and environmental insurance settlements, net of environmental costs, offset partially by non-recurring post-employment expenses.

Other Revenues and Costs

For the third quarter of 2001, the Corporation recorded net non-operating income (excluding interest expense) of $3.9 million compared to $5.3 million in the third quarter of 2000. The decline is attributable to the aforementioned gain associated with the sale of a non-operating facility in Chester, England. For the first nine months of 2001 net non-operating income (excluding interest expense) totaled $11.9 million as compared to $12.3 million in the same period of 2000. Excluding the gain recorded for the facility sale in 2000, comparable non-operating income for 2001 improved from an increase in non-cash pension income, reflecting the higher overfunded status of the Corporation's pension plan and higher net investment income, offset partially by lower net rental income.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Corporation's working capital was $162.9 million at September 30, 2001, 9% above working capital at December 31, 2000 of $149.8 million. The ratio of current assets to current liabilities was 4.01 to 1 at September 30, 2001, compared with a current ratio of 3.86 to 1 at December 31, 2000.

Cash, cash equivalents and short-term investments totaled $86.0 million in aggregate at September 30, 2001, a 20% increase from $71.5 million at the prior year-end. During 2001, the Corporation repaid two industrial revenue bonds totaling $5.3 million and paid approximately $2.4 million of its long-term Swiss debt. In addition, during the first quarter of 2001, the Corporation acquired the net assets of Solent & Pratt Ltd. for cash, as discussed in Note 2 to the Consolidated Financial Statements.

Cash flow for the Corporation benefited from a decline in inventories due to increased progress payments and reserves. Inventory turnover improved to 4.20 at September 30, 2001 from 3.77 at the prior year-end.

The Corporation has two credit agreements in effect, a Revolving Credit Agreement and a Short-Term Credit Agreement, aggregating $100.0 million with a group of five banks. The credit agreements allow for borrowings to take place in
U. S. or certain foreign currencies. The Revolving Credit Agreement commits a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at September 30, 2001 was $34.9 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Short-Term Credit Agreement allows for cash borrowings of $40.0 million, all of which was available at September 30, 2001. The Short-Term Credit Agreement expires on December 14, 2001 and may be extended, with the consent of the bank group, for an additional period not to exceed 364 days. Cash borrowings (excluding letters of credit) under the two credit agreements at September 30, 2001 were at a US Dollar equivalent of $8.7 million, compared with cash borrowing of $12.2 million at September 30, 2000. The initial borrowings under these agreements were used to finance the Drive Technology acquisition in December 1998 and have a remaining balance of 14 million Swiss francs as of September 30, 2001. The loans had variable interest rates averaging 4.1% for the first nine months of 2001 and variable interest rates averaging 3.3% for the first nine months of 2000.

During the first nine months of 2001, internally available funds were adequate to meet capital expenditures of $12.6 million. Expenditures incurred during 2001 were generally for new and replacement machinery and equipment needed for the operating segments. During the first nine months of 2001, capital expenditures amounted to $7.5 million, $3.7 million and $1.2 million for the Metal Treatment, Motion Control and Flow Control segments, respectively.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


The Corporation is expected to make additional capital expenditures during the balance of the year, primarily for machinery and equipment for the operating segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.


RECENT DEVELOPMENTS

Wood-Ridge Property Sale

On September 21, 2001, the Corporation entered into a definitive agreement to sell its Wood-Ridge Business Complex, which is located in Wood-Ridge, New Jersey. See Note 12 to the Consolidated Financial Statements for further information.

Re-capitalization Update

On October 26, 2001,Curtiss-Wright Corporation's shareholders approved a series of transactions previously announced by the Corporation. See Note 13 to the Consolidated Financial Statements for further information.

Acquisitions

Lau Defense Systems/Vista Controls

On November 2, 2001 the Corporation acquired the assets of Lau Defense Systems and the stock of Vista Controls, Inc. from Lau Acquisition Corporation. See Note 13 to the Consolidated Financial Statements for further information.

Ironbound Heat Treating

On November 6, 2001, the Corporation acquired the commercial heat-treating business assets of Ironbound Heat Treating Company. See Note 13 to the Consolidated Financial Statements for further information.

Peerless Instrument Co.

On November 8, 2001, the Corporation acquired the stock of Peerless Instrument Co, Inc. See Note 13 to the Consolidated Financial Statements for further information.

F-35 Joint Strike Fighter Program Update

On October 26th, the Department of Defense awarded the new Joint Strike Fighter program. As a result, the Corporation will supply design, develop and manufacture the rotary actuators and torque shaft assemblies for the Leading Edge Flap Actuation System of this program. The current expectations are for 3,000 planes to be built.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RECENTLY ISSUED ACCOUNTING STANDARDS

As discussed in Note 11 to the Consolidated Financial Statements, in July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business combinations" and No. 142 "Goodwill and Other Intangible Assets". Generally, the new rules eliminate the use of the "pooling of interests" method of accounting for a business combination effective for acquisitions initiated after June 30, 2001. In addition, the new rules eliminate the amortization of goodwill effective for years beginning after December 15, 2001 but subjects goodwill to an annual impairment test in accordance with the new rules. Application of the non- amortization provisions of the statement is not expected to have a material effect on the Corporation's financial statements. The Corporation has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

As discussed in Note 11 to the Consolidated Financial Statements, on October 4, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement clarifies the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The Corporation does not expect the adoption of this pronouncement to have a material impact on the earnings or financial position of the Corporation.

                                 PART I - ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of its global operating and financing activities. Although foreign currency translation had an unusually adverse impact on sales and operating income in 2000 and the nine months of 2001, the Corporation seeks to minimize the risks from these interest rate and foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Corporation did not use such instruments for trading or other speculative purposes and did not use leveraged derivative financial instruments during the nine months of 2001. Information regarding the Corporation's market risk and market risk management polices is more fully described in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation Annual Report on Form 10-K for year ended December 31, 2000.

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

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

On October 26, 2001, the Registrant held a special meeting of stockholders. The matters submitted to a vote by the stockholders were: (1) the adoption the re-capitalization plan, pursuant to which Unitrin stockholders will become the holder of shares of a new class of Company common stock having the right to elect at least 80% of the Company's board of directors, while all other shares of the Company's common stock will be entitled to elect the remaining members of the board of directors; (2) a limitation on the size of the board; (3) the elimination of the ability of stockholders to act by written consent and to require that all stockholder action be taken at an annual or special meeting;
(4) the elimination of the ability of stockholders to call a special meeting; and (5) the approval of 66 2/3% of the outstanding shares of the Company's stock entitled to vote, voting together as a single class, to alter, amend, rescind or repeal any of the Company's bylaws by stockholder action or to adopt or modify the provisions of our certificate of incorporation relating to this proposed supermajority voting provision or the proposed changes to the Company's certificate of incorporation described previously.


At the Meeting, holders of shares of Common Stock cast votes for and against, and abstained from voting with respect to the following proposals:

                                 FOR                AGAINST         ABSTAIN
Proposal 1
Re-capitalization

All shareholders              6,966,810            2,478,028         8,087

Other than Unitrin            2,584,410            2,478,028         8,087

Proposal 2
Board Size Proposal           6,479,991            2,940,313        32,621

Proposal 3
Written Consent Proposal      6,005,307            3,429,185        18,433

Proposal 4
Special Meeting Proposal      6,005,715            3,436,423        10,787

Proposal 5
Supermajority Voting Proposal 5,955,615            3,484,719        12,590

Item 5.  OTHER MATTERS

Acquisition or Disposition of Assets

(a) On November 2, 2001, Curtiss-Wright Corporation (the "Company") acquired substantially all of the assets of the Lau Defense Systems LLC (LDS) and all of the stock of the Vista Controls Corporation (VCC) subsidiaries of Lau Acquisition Corporation ("Lau"), for a purchase price of $41 million subject to certain adjustments as provided for in the Asset Purchase and Sale Agreement (the "Agreement"). In addition, there are provisions for additional earn out payments over the next five years based upon the achievement of certain gross margin level benchmarks that have been established. The purchase price was determined as a result of arm's length negotiations between senior management of the Company and Lau. The acquired businesses generated combined sales of $41 million in 2000.

Pursuant to the terms and conditions of the Agreement, the Company purchased the leasehold interests, receivables, inventory, fixed assets, patents, trade names and trademarks, and intangibles and assumed certain liabilities, such as accounts payable and accrued expenses, of the manufacturing and distribution operations of the two Lau business units (the "Purchased Assets").

The acquired business units, located in Littleton, Massachusetts and Santa Clarita, California, are intended to operate as part of Curtiss-Wright Flight Systems, Inc., a wholly owned subsidiary of the Company. All the facilities will operate in their current locations and with the current management team and employee workforce.

The description of the acquisition transaction set forth herein is qualified in its entirety by reference to the Asset Purchase Agreement, which is incorporated as Exhibit 2.1.

(b) Certain of the Purchased Assets of Lau constitute equipment and other physical property, particularly furniture, fixtures and leasehold improvements used in the business of Lau as described elsewhere herein, and the Company intends to continue such use.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)       Exhibits

                  2.1       Second   Amended  and   Restated   Distribution
                            Agreement, dated as of August 17, 2001, between the Company and Unitrin, Inc. (incorporated by reference to Appendix A to the Company's Schedule 14C with respect to the re-capitalization of the Company dated September 5, 2001.)

                  2.2       Second  Amended and Restated  Agreement and Plan
                            of Merger, dated as of August 17, 2001, among the Company, Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix B to the Company's Schedule 14C with respect to the re-capitalization of the Company dated September 5, 2001

                  2.3       Asset Purchase and Sale Agreement  dated October
                            25, 2001 between Lau Acquisition Corporation, Lau Defense Systems, LLC, Vista Controls Corporation and Curtiss-Wright Corporation.

                 10.1       Change  In   Control   Severance   Protection
                            Agreement dated July 9, 2001 between the Registrant and Chief Executive Officer of the Registrant

                 10.2 Standard Change In Control Severance Protection Agreement dated July 9, 2001 between the Registrant and Key Executives of the Registrant (replacing Standard Severance Protection Agreement dated June 19, 1998 between the Registrant and Officers of the Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

                 99.1 Press release of Curtiss-Wright Corporation dated November 2, 2001.



         (b)      Reports on Form 8-K

                            The Registrant did not file any report on Form 8-K during the quarter ended September 30, 2001

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

Dated:  November 14, 2001