Form 10-K
period 2001-12-31
CURTISS WRIGHT CORP
filed 2002-03-18
CIK 26324

--------------------------------------------------------------------------------

Page 1 of 47
Exhibit Index - Page 29

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                          Commission File Number 1-134
                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                         13-0612970
-------------------------------               ----------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)


1200 Wall Street West, Lyndhurst, NJ                         07071
----------------------------------------              ------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (201) 896-8400

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                               on which registered
   ------------------------                          ------------------------
Common Stock, par value $1 per share                 New York Stock Exchange
Class B Common Stock, par value $1 per share         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $625,159,485 (based on the closing price of the Registrant's Common Stock and Class B Common Stock on the New York Stock Exchange on March 5, 2002 of $62.80 and $60.60, respectively).

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                       Number of Shares
     Class                                       Outstanding at March 5, 2002
     -----                                       ------------------------------

Common Stock, par value $1 per share                     6,001,170
Class B Common Stock, par value $1 per share             4,382,102

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2001 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement of the Registrant with respect to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------
* All directors and executive officers of the Registrant have been excluded from the amount shown solely because of the definition of the term "affiliate" in the regulations promulgated pursuant to the Securities Exchange Act of 1934. The Registrant disclaims that any of such directors or officers is an affiliate. See material referred to under Item 12, below.

                               INDEX TO FORM 10-K

                                     PART I

                  Forward-Looking Information
                  Introduction
Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder
                  Matters
Item 6.           Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.          Quantitative and Qualitative Disclosures About Market Risk
Item 8.           Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                           FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain "forward-looking" information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report include, without limitation, those contained in (a) Item 1. Business, (b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) Item 8. Financial Statements and Supplementary Data including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; U.S. international military budget constraints and determinations; and other factors that generally affect the business of companies operating in the Corporation's segments.


Introduction
------------
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Annual Report on Form 10-K for the fiscal year ended December 31, 2001. References in the text to the "Corporation," "Company," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Company's "Annual Report" are to its 2001 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

                                     PART I

Item 1. Business.
-----------------

General Business
----------------

    On October 26, 2001, the Corporation's shareholders approved a recapitalization plan, which enabled Unitrin Inc. ("Unitrin") to distribute its approximate 44% equity interest in Curtiss-Wright to its shareholders on a tax-free basis. In addition to approving the recapitalization plan, shareholders also approved the implementation of certain corporate governance changes to the Corporation's Restated Certificate of Incorporation and By-Laws.

    Under the recapitalization plan, and in order to meet certain Internal Revenue Code requirements, Unitrin's approximately 4.4 million shares were exchanged for an equivalent number of shares of a new Class B Common Stock of Curtiss-Wright which are entitled to elect 80% of Curtiss-Wright's Board of Directors. After such exchange, Unitrin immediately distributed the Class B common shares to its approximately 8,000 registered stockholders in a tax-free distribution. The holders of the remaining outstanding common shares of Curtiss-Wright are entitled to elect up to 20% of the Board of Directors after the distribution. Other than the right to elect Directors, the two classes of stock vote as a single class (except as required by law) and are equal in all other respects. The new Class B Common Stock was listed on the New York Stock Exchange, effective November 29, 2001.

    Under the terms of the recapitalization agreement reached between Unitrin and Curtiss-Wright, Unitrin agreed to reimburse the Corporation for certain costs associated with the recapitalization up to a maximum of $1.75 million. This amount was received subsequent to the recapitalization.

    On November 20, 2001, the Registrant's Board of Directors authorized the amendment of the Corporation's Shareholder Rights Plan (the "Right's Plan") to account for the newly created Class B Common Stock. The Right's Plan provides one preferred stock purchase right for each share of the Registrant's Class B Common Stock and Common Stock, entitling the registered holders to purchase from the Registrant one one-thousandth of a share of the respective Preferred Stock, par value $.01 per share of the Registrant at a price of $235 per one one-thousandth of a share of preferred stock, subject to adjustment. The description and terms of the Right's Plan are set forth in the Amended and Restated Rights Agreement which is filed as Exhibit 4 to the Registrant's Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2001.

Business Description
--------------------
    Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. The Company reports its operations in three Segments:
Motion Control, Metal Treatment, and Flow Control.

Motion Control
--------------
    This segment of the corporation primarily designs, develops and manufactures mechanical systems, drive systems and electronic controls for the aerospace and defense industry. Aerospace products offered consist of electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors or other devices used on aircraft. Defense products consist mainly of ground defense aiming and stabilization systems, fire control subsystems and hydro-pneumatic suspension systems for armored fighting vehicles.

    Aircraft applications include actuators and control systems for the Boeing 737, 747, 757, 767 and 777 jet airliners, the Lockheed Martin F-16 Falcon fighter, the Boeing F/A-18 fighter, the F-22 Raptor fighter, jointly developed by Lockheed Martin and Boeing, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. Motion Control is also developing flight control actuators for the Engineering and Manufacturing Development (EMD) phase of Lockheed Martin's Joint Strike Fighter (JSF) program. The JSF is the next generation fighter aircraft being designed for use by all three branches of the U.S. military as well as several foreign governments. The U.S. Air Force's Unmanned Combat Air Vehicle (UCAV) weapons bay door system is another major development effort for the Corporation. The manufacturing of these applications is performed at the Shelby, North Carolina facility.

    As a related service within this segment, Curtiss-Wright also provides commercial airlines, the military and general aviation customers with component overhaul and repair services. The services provided include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft. The segment provides these services from facilities in Gastonia, North Carolina; Miami, Florida; Karup, Denmark; and a marketing and distribution facility in Singapore. The segment also sells a commercial rescue tool using its "Power Hinge"'TM' aerospace technology under the trademark Power Hawk'r'. Various accessories and related equipment are also offered for the Power Hawk'r'. The primary use for this tool is the extrication of automobile accident victims.

    Motion Control markets its aerospace products using a direct sales force. These products are sold in competition with a number of other suppliers, most of which have broader product lines and greater financial, technical, and human resources. Competition is primarily on the basis of engineering capability, quality and price and is focused on offering solutions to perform control and actuation functions on a limited number of new production programs. This segment's overhaul and repair services are sold in competition with a number of other overhaul and repair providers. Competition in the overhaul and repair business is based upon quality, delivery and price. Marketing is accomplished through independent sales representatives and by direct sales employees.

     In 1999 and 2000, the Corporation consolidated its aerospace manufacturing and overhaul operations from its facility in Fairfield, New Jersey to its facilities in Shelby and Gastonia, North Carolina. In addition, the segment's engineering and development functions were relocated to a new facility in Pine Brook, New Jersey.

     Defense products offered by the segment consist of electro-mechanical and electro-hydraulic actuation components and systems including electronic controls for the military tracked and wheeled vehicle, high-speed tilting train, and commercial marine propulsion markets. These products, which are designed and manufactured at the segment's facility in Neuhausen am Rheinfall, Switzerland, primarily consist of turret aiming and stabilization systems and suspension systems for armored military vehicles sold to defense equipment manufacturers, and tilting systems for high-speed train applications. The products are sold using a direct sales force to customers primarily in Western Europe, Southeast Asia and South Africa.

     On November 1, 2001, the Company acquired Lau Defense Systems ("LDS") based in Littleton, Massachusetts and Vista Controls ("Vista") located in Santa Clarita, California. Collectively the acquired companies design, develop and manufacture mission-critical electronic control systems primarily for defense markets. Products include electronic components and subsystems used in fire control, aiming and stabilization, munitions loading and environmental processors for military ground vehicles. They provide electronic subsystems for the demanding combat platforms in existence today including the Bradley fighting vehicle, the Abrams M1A2/A3 tank, and the Brigade Combat Team Interim Armored Vehicle, which is in the U.S. Army's modernization and transformation efforts. They also provide the mission management and flight control computers used on the U.S. Air Force Global Hawk, a high-altitude and high endurance unmanned aerial vehicle. In February 2002, the Corporation signed a licensing agreement with Viisage Technology, Inc. ("Viisage"), a leader in facial-recognition technology and identification systems, to market and sell their facial-recognition solutions to all agencies associated with the U.S. Department of Defense. Viisage is a related party of the former owner of LDS and Vista.

     LDS and Vista sell their products primarily to the prime contractors and subsystem suppliers, both directly and through a network of independent sales representatives. The addition of these companies provides a North American base of operations for our ground defense vehicle business, while offering opportunities to market and sell additional products to our existing aerospace customers.

     Sales by this segment to the Boeing Company in 2001, 2000, and 1999 were $44.2 million, $41.6 million, and $42.9 million, respectively. The loss of the Boeing Company as a customer would have a material adverse effect on this segment. U.S. Government direct and end use sales of this segment in 2001, 2000, and 1999 were $35.8 million, $21.2 million, and $17.4 million, respectively. The loss of this business would also have a material adverse affect on this segment.

     The backlog of this segment as of January 31, 2002 was $165.2 million as compared with $123.2 million as of January 31, 2001. Of the January 31, 2002 backlog, approximately 59% is expected to be shipped during 2002. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

Metal Treatment
---------------
    This segment of Curtiss-Wright provides approximately 50 metal-treating services, with its principal services being "shot-peening" and "heat-treating." "Shot-peening" is the process by which the durability of metal parts are improved by the bombardment of the part's surface with spherical media such as steel shot, ceramic or glass beads to compress the outer layer of the metal. "Heat-treating" is a metallurgical process of subjecting metal objects to heat and/or cold, or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. These processes are used principally to improve the service life, strength and durability of metal parts. They are also used to form curvatures in metal panels, which are assembled as wingskins of commercial and military aircraft, and to manufacture reed valves used in compressors. The segment provides these services for a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil, petrochemical, metal working, and other industries. Through a combination of acquisitions and new plant openings, this segment continues to increase its network of regional facilities. Operations are now conducted from 42 facilities located in the United States, Canada, England, France, Germany, and Belgium.

    In addition to shot-peening and heat-treating, other products and services include shot-peen forming, lasershot peening, plating, reed valve manufacturing and engineering/testing and field services. In 2001, this segment expanded its reach with the opening of a shot-peening facility in Germany and the acquisition of heat-treating facilities in Kansas and New Jersey.

     The services and products of this segment are marketed directly by employees of the segment. Although numerous companies compete with the segment in this field and many customers have the resources to perform such services themselves, Curtiss-Wright believes that its greater technical knowledge and quality of workmanship provide a competitive advantage. The segment competes on the basis of quality, service and price.

     The backlog of this segment as of January 31, 2002 was $1.1 million, as compared with $1.2 million as of January 31, 2001. All of such backlog is expected to be shipped in the first quarter of 2002. The services of this segment are sold with very modest lead times and accordingly, the backlog of this segment is not indicative of future sales. The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the segment is not materially dependent upon any single source of supply. BAE Airbus UK accounted for 13% of total sales in 2001, however no single customer accounted for 10% or more of total sales in 2000 and 1999. The loss of this customer would have a material adverse effect on this segment. The active customer base numbers are in excess of 5,000.

Flow Control
------------
     This segment consists of six operating divisions that design, manufacture, distribute, and service a broad range of highly engineered flow control products for severe service military and commercial applications.

     At its facility located in East Farmingdale, New York, this segment designs, manufactures, refurbishes and tests highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases and to provide safety relief in high-pressure applications. This division also supplies actuators and controllers for its own valves as well as for valves manufactured by its competitors. The primary customers for these valves are the U.S. Navy, which uses them in nuclear propulsion systems, and owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. All new nuclear plants are outside the U.S. and recent sales for such plants have been in Korea and Taiwan. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U.S. Navy and for new power plants is characterized by long lead times from order placement to delivery.

     Through its Enertech operation, the segment also designs, manufactures, and distributes additional flow control products for sale into global commercial nuclear power markets from its facility in Brea, California. Enertech's product lines include: snubbers, advanced valves, valve actuators, test and diagnostic equipment, as well as related diagnostic services. In addition, the segment provides training, on-site services, staff augmentation and engineering programs relating to nuclear power plants. The segment also provides hydraulic power units and components primarily for the automotive and entertainment industries.

     Through its Farris Engineering ("Farris") operation, the segment is one of the world's leading manufacturers of spring-loaded and pilot operated pressure-relief valves for the processing industries. Farris' primary customers are refineries, petrochemical/chemical plants and pharmaceutical manufacturing facilities. Farris products are manufactured in Brecksville, Ohio and Brantford, Ontario.

     Sprague Products ("Sprague"), also located in Brecksville, Ohio, manufactures and provides specialty hydraulic and pneumatic valves, air-driven pumps and gas boosters under the "Sprague" and "PowerStar" trade names. Sprague products are used generally in various industrial applications as well as in directional control valves for truck transmissions and car transport carriers.

     In 2001, the segment further expanded its product lines and distribution base through the acquisitions of Solent & Pratt Engineering Ltd. ("S&P"), Peerless Instrument Co. ("Peerless") and Deltavalve USA, LLC ("Deltavalve"). From its facility in Bridport, England, S&P manufactures high performance butterfly valves and is a global supplier to the petroleum, petrochemical, chemical and process industries. From its facility in Elmhurst, New York, Peerless designs, develops, manufactures, tests and services specialized instrumentation and control equipment primarily for the U.S. Nuclear

Naval program. Deltavalve designs, engineers, and manufactures metal-seated industrial valves used in standard and advanced applications including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Deltavalve is located in Salt Lake City, Utah with an assembly and testing facility in Calgary, Alberta, Canada.

     Strong competition in flow control products and services is encountered from a large number of domestic and foreign sources. Competition occurs on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are important with respect to after-market products. Sales to commercial users are accomplished through independent sales representatives and by direct sales employees.

     The backlog of this segment as of January 31, 2002 was $81.4 million as compared with $52.6 million as of January 31, 2001. Of the January 31, 2002 backlog, approximately 70% is expected to be shipped during 2002. Approximately 49% of this segment's backlog is comprised of orders with the U.S. Navy through its prime contractor, the Plant Apparatus Division of Bechtel Plant Machinery, Inc., ("Bechtel") a unit of Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 22% and 19% of total segment sales in 2001 and 2000, respectively. The loss of this customer would have a material adverse effect on the business of this segment. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

Other Information
-----------------

Government Sales
----------------
     From 1999 to 2001, the Company's direct sales to the U.S. Government and sales for U.S. Government and foreign government end use aggregated approximately 20% of consolidated sales. U.S. Government sales, both direct and subcontract, are generally made under standard types of government contracts, including fixed price and fixed price-redeterminable.

     In accordance with normal practice in the case of U.S. Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Contracts for Navy nuclear valves usually provide that Curtiss-Wright absorb most of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.

     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under U.S. Government prime contracts or subcontracts, they are secured by a lien in favor of the government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.C, 6 and 7 to the Consolidated Financial Statements, on pages 30 and 35 of the Registrant's Annual Report, which notes are incorporated by reference in this Annual Report on Form 10-K.) In the case of most valve products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures incurred by the Corporation amounted to $4,383,000 in 2001 as compared with $3,443,000 in 2000 and $2,801,000 in
1999. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. Curtiss-Wright does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of the patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in Notes 1.I and 13 to the Consolidated Financial Statements which appear on pages 31 and 39, respectively, of the Registrant's Annual Report and is incorporated by reference in this Annual Report on Form 10-K.

Employees
---------
     At the end of 2001, the Corporation had 2,625 employees, 149 of which were represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
-----------------------------
     The industry segment information is described in Note 16 to the Consolidated Financial Statements, which appears on pages 41 to 43 of the Registrant's Annual Report, and is incorporated by reference in this Annual Report on Form 10-K. In 2001, 2000, and 1999, foreign operations of the Corporation generated 17.8%, 26.4%, and 25.6%, respectively, of the Corporation's pre-tax earnings. The Company does not regard the risks associated with these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
-----------------------
     The principal physical properties of the Corporation and its subsidiaries are described below:

                                                  Owned/
Location                Description(1)            Leased            Principal Use
---------------------------------------------------------------------------------
East Farmingdale,       215,000 sq. ft.           Owned(2)          Flow Control
New York                on 11 acres

Chester, Wales          175,666 sq. ft.           Owned             Metal Treatment
United Kingdom

Shelby,                 145,440 sq. ft.           Owned             Motion Control
North Carolina          on 29 acres

Bensalem,               89,100 sq. ft.            Owned             Metal Treatment
Pennsylvannia           on 4.18 acres

Brampton,               86,650 sq. ft.            Owned             Metal Treatment
Ontario, Canada         on 8 acres

Columbus, Ohio          74,500 sq. ft.            Owned             Metal Treatment
                        on 9 acres

Brecksville, Ohio       68,000 sq. ft             Owned             Flow Control
                        on 5.56 acres

Miami, Florida          65,000 sq. ft.            Leased            Motion Control
                        on 2.6 acres

Fort  Wayne,            62,589 sq. ft.            Owned             Metal Treatment
Indiana                 on 3.2 acres

Littleton,              61,000 sq. ft. within     Leased            Motion Control
Massachusetts           a business complex

Elmhurst,               55,000 sq. ft. within     Leased            Flow Control
New York                a business complex

Gastonia,               52,860 sq. ft.            Owned             Motion Control
North Carolina          on 7.5 acres

Pine Brook,             45,000 sq. ft. within     Leased            Motion Control
New Jersey              a business complex

                                                  Owned/
Location                Description(1)            Leased            Principal Use
---------------------------------------------------------------------------------
Neuhausen am,           52,000 sq. ft. within     Leased            Motion Control
Rheinfall,              a business complex
Switzerland

Carlstadt, New          39,632 sq. ft.            Leased            Metal Treatment
Jersey

Romulus, Michigan       35,840 sq. ft.            Leased            Metal Treatment

York,                   32,396 sq. ft.            Owned             Metal Treatment
Pennsylvania            on 3.6 acres

Derby, United           32,000 sq. ft.            Owned             Metal Treatment
Kingdom

Dallas, Texas           31,100 sq. ft.            Owned             Metal Treatment

Brea, California        30,550 sq. ft.            Leased            Flow Control
                        on 1.76 acres

Lafayette, Louisiana    30,000 sq. ft.            Owned             Metal Treatment

Wichita, Kansas         30,000 sq. ft             Leased            Metal Treatment


(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance and are occupied primarily by factory and/or warehouse operations.

(2) The Suffolk County Industrial Development Agency, in connection with the issuance of an industrial revenue bond, holds title to approximately six acres of land and the building located thereon.

     In addition to the properties listed above, the Corporation leases an aggregate of approximately 318,000 square feet of space at twenty-five different locations in the United States, England and Germany and owns buildings encompassing about 305,000 square feet in sixteen different locations in the United States, France, Germany, Belgium and England. None of these properties individually is material to the Company's business.

     The Corporation leases approximately 14,000 square feet of space in Lyndhurst, New Jersey, for its corporate office.

     The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them.

     The Registrant currently owns 450,000 square feet of space situated on 39.8 acres of property located in Fairfield, New Jersey (the "Fairfield Property"). The Fairfield Property is being held for sale and the Company continues to review third party proposals to purchase the Fairfield Property. On December 20, 2001 the Corporation sold its Wood-Ridge Business Complex for $51 million, which is located in Wood-Ridge, New Jersey. The business complex comprised approximately 2.3 million square feet of rental space situated on 138 acres of land. In January 2002, the Corporation sold 21 acres of land located in Hardwick Township, New Jersey. The Corporation also owns approximately 7.4 acres of land in Lyndhurst, New Jersey, which is leased, on a long-term basis, to the owner of the commercial building located on the land.


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


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Information required in connection with this item is set forth in Item 4 of the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2001, which information is incorporated herein by reference.


                                     PART II

Item 5. Market for the Registrant's Common Stock
        And Related Stockholder Matters.
------------------------------------------------

     See the information contained in the Registrant's Annual Report on the inside back cover under the captions "Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approximate total number of record holders of the Common Stock, $1.00 par value, and the Class B Common Stock, $1.00 par value, of the Registrant was 9,789 as of March 5, 2002.

Item 6. Selected Financial Data.
--------------------------------
   See the information contained in the Registrant's Annual Report on page 19 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.
---------------------------------------------------------
   See the information contained in the Registrant's Annual Report on pages 20 through 24, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
   See the information contained in the Registrant's Annual Report on page 24, under the caption "Quantitative and Qualitative Disclosures About Market Risk," which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
------------------------------------------------------------------
   The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

   Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999, page 26.

   Consolidated Balance Sheets at December 31, 2001 and 2000, page 27.

   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999, page 28.

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999, page 29.

   Notes to Consolidated Financial Statements, pages 30 through 44, inclusive, and Quarterly Results of Operations, page 19.

   Report of Independent Accountants for the years ended December 31, 2001, 2000, and 1999, page 25.

Item 9. Changes in and Disagreements with Accountants
        On Accounting and Financial Disclosure.
-----------------------------------------------------
     Not applicable.



                                    PART III

Item 10.  Directors and Executive Officers
          Of the Registrant.
------------------------------------------
     Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Corporation's 2002 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

         Executive Officers of the Registrant
         ------------------------------------
     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of the Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:


                            Principal Occupation
Name                        and Employment                                      Age
-----------------------------------------------------------------------------------
Martin R. Benante           Chairman of the Board of Directors                   49
                            and Chief Executive Officer since April
                            2000; formerly President and Chief
                            Operating Officer from April 1999 to
                            April 2000; formerly Vice President of the
                            Corporation from April 1996 to April 1999;
                            President of Curtiss-Wright Flow
                            Control Corporation, a wholly-owned
                            subsidiary from March 1995 to April 1999

Gerald Nachman              Executive Vice President;                            72
                            President of Metal Improvement
                            Company, Inc., a wholly-owned subsidiary,
                            since May 1970.

                            Principal Occupation
Name                        and Employment                                      Age
-----------------------------------------------------------------------------------
George J. Yohrling          Executive Vice President since May 2001;            61
                            President, Curtiss-Wright Flight Systems,
                            Inc., a wholly-owned subsidiary, since April
                            1998; Executive Vice President for
                            Aerospace Operations of Curtiss-Wright Flight
                            Systems, Inc. from April 1997 to April 1998;
                            Senior Vice President from July 1996 to April
                            1997 of Curtiss-Wright Flight Systems, Inc.;
                            Vice President and General Manager of Curtiss-
                            Wright Flight Systems/Shelby, Inc.,
                            then a wholly owned subsidiary, since 1985.

Joseph Napoleon             Executive Vice President since May 2001;             55
                            President, Curtiss-Wright Flow Control
                            Corporation, a wholly-owned subsidiary,
                            since August 1999; Vice President and General
                            Manager of Curtiss-Wright Flow Control
                            Corporation from April 1999 to August 1999;
                            Vice President, Curtiss-Wright Flow Control
                            Corporation from October 1995 to April 1999.

Michael Denton              Secretary and General Counsel since August           46
                            2001; Corporate Counsel of Honeywell
                            International, Inc. (previously AlliedSignal
                            Inc.) from 1993 to 2001.

Gary J. Benschip            Treasurer since February 1993.                       54

Glenn E. Tynan              Controller since June 2000;                          43
                            Vice President and Corporate Controller
                            of the Movado Group until May 2000;
                            Corporate Controller of Dexter Corporation
                            from 1998 to 1999;  Vice President Finance
                            and Controller of Lightolier from 1995 to 1998.

     The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in April and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

     There are no family relationships among these officers, or between any of them and any director of Curtiss-Wright Corporation, nor any arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

    Section 16(a) Beneficial Ownership Reporting Compliance
    -------------------------------------------------------
    Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11. Executive Compensation.
--------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management.
-------------------------------------------------
     See the following portions of the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the information under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) the information included under the caption "Election of Directors."

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement
         Schedule and Reports on Form 8-K.
-----------------------------------------------
(a)(1)   Financial Statements:

         The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in the Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999

         (ii)     Consolidated Balance Sheets at December 31, 2001 and 2000

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

         (v)      Notes to Consolidated Financial Statements

         (vi) Report of Independent Accountants for the years ended December 31, 2001, 2000, and 1999

(a)(2)   Financial Statement Schedules:

         The items listed below are presented herein on pages 27 and 28 of this Form 10-K.

         Report of Independent Accountants on Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted, since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3)   Other Matters - Subsequent Event
         See the information contained in the Registrant's Annual Report on page 24 under the caption "Recent Development" and on page 44 under the caption "Subsequent Events", which information is incorporated herein by reference.


         Exhibits:

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

         (2)(i) Asset Purchase and Sale Agreement dated July 23, 1999 between Teledyne Industries, Inc., Teledyne Industries Canada Limited and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K, filed September 15, 1999).

         (2)(ii) Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between the Company and

                  Unitrin, Inc. (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A with respect to the recapitalization of the Company dated September 5, 2001).

         (2)(iii) Second Amended and Restated Agreement and Plan of
                  Merger, dated as of August 17, 2001, among the Company, Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix B to the Registrant's Proxy Statement on
                  Schedule 14A with respect to the recapitalization of the Company dated September 5, 2001).

         (2)(iv) Asset Purchase and Sale Agreement dated October 25, 2001 between Lau Acquisition Corporation, Lau Defense Systems, LLC, Vista Controls Corporation and Curtiss-Wright Corporation. (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended
                  September 30, 2001).

         (2)(v) Real Estate Sale and Purchase Agreement dated August 2, 2001 between Curtiss-Wright Corporation, Curtiss-Wright Flight Systems, Inc. and Shaw Achas, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed January 4, 2002).

         (2)(vi) Addendum to Real Estate Sale And Purchase Agreement dated September 10, 2001 by and between Curtiss-Wright Corporation Curtiss-Wright Flight Systems, Inc. and Shaw Achas, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed January 4, 2002).

(3)      Articles of Incorporation and By-laws of the Registrant

         (3)(i) Restated Certificate of Incorporation as amended November 29, 2001 (incorporated by reference to Appendix C-1 to Registrant's Proxy Statement on Schedule 14A with respect to the recapitalization of the Company dated September 5, 2001).

         (3)(ii) By-laws as amended through November 29, 2001 (incorporated by reference to Appendix D-1 to Registrant's Proxy Statement on
                  Schedule 14A with respect to the recapitalization of the Company dated September 5, 2001).

 (4) Instruments defining the rights of security holders, including indentures

         (4)(i) Agreement to furnish to the Commission upon request, a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

         (4)(ii) Revolving Credit Agreement dated December 20, 1999 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and Mellon Bank, N.A., (incorporated by reference to Exhibit 4(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         (4)(iii) Short-Term Credit Agreement dated as of December 20,
                  1999 between Registrant, the Lender Parties and Mellon
                  Bank, N.A., as Agent, (incorporated by reference to Exhibit 4(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999); First Amendment to Short-Term Credit Agreement dated as of December 19, 2000, filed herewith; Second Amendment to Short-Term Credit Agreement dated as of December 20, 2001, filed herewith.

         (4)(iv) Amended and Restated Rights Agreement, dated as of November 6, 2000, as amended and restated as of November 20, 2001, between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K, filed November 20, 2001); Amendment to Restated Rights Agreement dated February 1, 2002 naming American Stock Transfer & Trust Company as Rights Agent, filed herewith.

(10)      Material Contracts:

          (i) Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1989).*

          (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15,
                  1995).*

          (iii) Revised Standard Employment Severance Agreement with Certain Management of Curtiss-Wright (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).*

          (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended
                  June 30, 1997).*

          (v) Restated and Amended Curtiss-Wright Corporation Retirement Plan as amended through February 28, 2002, filed herewith.*

          (vi) Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan dated February 28, 2002, filed herewith.*

          (vii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996).*

          (viii) Curtiss-Wright Corporation Executive Deferred Compensation Plan effective November 18, 1997 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

          (ix) Change In Control Severance Protection Agreement dated July 9, 2001 between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).*

          (x) Standard Change In Control Severance Protection Agreement dated July 9, 2001 between the Registrant and Key Executives of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).*

          (xi) Trust Agreement dated January 20, 1998 by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended March 31,
                  1998).*

          (xii) Consulting Agreement dated April 10, 2000 between Registrant and David Lasky, (incorporated by reference to Exhibit
                  (10)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).*

          (xiii) Standard Supplemental Retirement Agreement dated April 27, 1999 between the registrant and certain Officers of the Registrant (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000).*

          (xiv)   Mutual Separation Agreement dated June 26, 2001 between Brian
                  D. O'Neill and Registrant, filed herewith.*

          (xv) Mutual Separation Agreement dated November 12, 2001 between Robert A. Bosi and Registrant, filed herewith.*

    (13)          Annual Report to Stockholders for the year ended December 31,
                  2001.

    (21)          Subsidiaries of the Registrant.

    (23)          Consents of Experts and Counsel - see Consent of Independent
                  Accountants.

-----------
*Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

          (i) On November 20, 2001 the Company filed a report on Form 8-K reporting the adoption by the Board of Directors of amendments to the Company's stockholders rights plan.

          (ii) On November 29, 2001, the Company filed a report on Form 8-K announcing the consummation of the recapitalization of the Company facilitating a plan of Unitrin, Inc. to spin off to its stockholders all of its equity position in the Company.

          (iii) On January 4, 2002, the Company filed a report on Form 8-K reporting the December 20, 2001 sale of the Registrant's Wood-Ridge Industrial Complex located in Wood-Ridge, New Jersey.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CURTISS-WRIGHT CORPORATION
                                    (Registrant)

Date:  March 15, 2002               By:  /s/ Martin R. Benante
                                         ---------------------------
                                         Martin R. Benante
                                         Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 15, 2002                By:  /s/ Glenn E. Tynan
                                         ------------------------------
                                         Glenn E. Tynan
                                         Controller

Date: March 15, 2002                By:  /s/ Gary J. Benschip
                                         ------------------------------
                                         Gary J. Benschip
                                         Treasurer

Date: March 15, 2002                By:  /s/ Martin R. Benante
                                         ------------------------------
                                         Martin R. Benante
                                         Director

Date: March 15, 2002                By:  /s/ James B. Busey
                                         ------------------------------
                                         James B. Busey IV
                                         Director

Date: March 15, 2002                By:  /s/ S. Marce Fuller
                                         ------------------------------
                                         S. Marce Fuller
                                         Director

Date: March 15, 2002                By:  /s/ David Lasky
                                         ------------------------------
                                         David Lasky
                                         Director

Date: March 15, 2002                By:  /s/ William B. Mitchell
                                         ------------------------------
                                         William B. Mitchell
                                         Director

Date: March 15, 2002                By:  /s/ John R. Myers
                                         -------------------------------
                                         John R. Myers
                                         Director

Date: March 15, 2002                By:  /s/ William W. Sihler
                                         ------------------------------
                                         William W. Sihler
                                         Director

Date: March 15, 2002                By:  /s/ J. McLain Stewart
                                         ------------------------------
                                         J. McLain Stewart
                                         Director

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
                            Telephone (973) 236 4000
                            Facsimile (973) 236 5000


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Of Curtiss-Wright Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 1, 2002, except for Note 18 as to which the date is February, 22, 2002, appearing in the 2001 Annual Report to Shareholders of Curtiss-Wright Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
February 1, 2002, except for Note 18 as to which
the date is February 22, 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 2001, 2000, and 1999
                                 (In thousands)

                                                Additions
                                 --------------------------------------------
                                                  Charged         Charged to
                                 Balance at      to Costs            Other
                                 Beginning          and             Accounts          Deductions       Balance at End
       Description               of Period        Expenses          Describe           Describe           of Period
       -----------               ---------        --------          --------           ---------          ---------

Deducted from assets to
which they apply:

Reserves for doubtful
accounts and notes:

Year-ended December 31, 2001       $2,659          $ 882            $ 527(A)           $ 1,951            $2,117
                                   ======          =====            ========           =======            ======

Year-ended December 31, 2000       $3,230          $ 803            $   -0-            $ 1,374            $2,659
                                   ======          =====            ========           =======            ======

Year-ended December 31, 1999       $1,910          $ 970            $ 733(B)           $   383            $3,230
                                   ======          =====            ========           =======            ======


     Notes:
     (A) Acquired from the purchase of Lau Defense Systems, Peerless Instrument and Solent & Pratt.
     (B)  Acquired from the purchase of Farris and Sprague.

EXHIBIT INDEX

                    The following is an index of the exhibits
                     included in this report or incorporated
                              herein by reference.

Exhibit
  No.                               Name                                    Page
(2) (i)           Asset Purchase and Sale Agreement dated July 23,             *
                  1999 between Teledyne Industries, Inc., Teledyne
                  Industries Canada Limited and Curtiss-Wright
                  Corporation (incorporated by reference to Exhibit 2.1
                  to Registrant's Report on Form 8-K, filed
                  September 15, 1999).

(2) (ii)          Second Amended and Restated Distribution Agreement,          *
                  dated as of August 17, 2001, between the Company
                  and Unitrin, Inc. (incorporated by reference to
                  Appendix A to the Registrant's Proxy Statement on
                  Schedule 14A with respect to the recapitalization
                  of the Company dated September 5, 2001).

(2) (iii)         Second Amended and Restated Agreement and Plan of            *
                  Merger, dated as of August 17, 2001, among the
                  Company, Unitrin, Inc., and CW Disposition Company
                  (incorporated by reference to Appendix B to
                  the Registrant's Proxy Statement on Schedule 14A
                  with respect to the recapitalization of the
                  Company dated September 5, 2001).

(2)(iv)           Asset Purchase and Sale Agreement dated October 25,          *
                  2001 between Lau Acquisition Corporation, Lau Defense
                  Systems, LLC, Vista Controls Corporation and
                  Curtiss-Wright Corporation (incorporated by reference
                  to Exhibit 2.3 to the Registrant's Quarterly Report on
                  Form 10-Q for the period ended September 30, 2001)

(2)(v)            Real Estate Sale and Purchase Agreement dated               *
                  August 2, 2001 between Curtiss-Wright Corporation,
                  Curtiss-Wright Flight Systems, Inc. and Shaw Achas,
                  LLC (incorporated by reference to Exhibit 2.1 to the
                  Registrant's Current Report on Form 8-K, filed
                  January 4, 2002)

Exhibit
  No.                               Name                                    Page
(2)(vi)           Addendum to Real Estate Sale And Purchase Agreement          *
                  dated September 10, 2001 by and between Curtiss-Wright
                  Corporation Curtiss-Wright Flight Systems, Inc. and
                  Shaw Achas LLC (incorporated by reference to Exhibit
                  2.2 to the Registrant's Current Report on Form 8-K,
                  filed January 4, 2002).

(3)(i)            Amended and Restated Certificate of Incorporation as         *
                  amended November 29, 2001 (incorporated by reference to
                  Appendix C-1 to Registrant's Proxy Statement on
                  Schedule 14A with respect to the recapitalization of
                  the Company dated September 5, 2001).

(3)(ii)           By-laws as amended through November 29, 2001                 *
                  (incorporated by reference to Appendix D-1 to
                  Registrant's Proxy Statement on Schedule 14A with
                  respect to the recapitalization of the Company dated
                  September 5, 2001).

(4)(i)            Agreement to furnish to the Commission, upon request, a      *
                  copy of any long term debt instrument where the amount
                  of the securities authorized thereunder does not exceed
                  10% of the total assets of the Registrant and its
                  subsidiaries on a consolidated basis (incorporated by
                  reference to Exhibit 4 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1985).

(4)(ii)           Revolving Credit Agreement dated December 20, 1999           *
                  between Registrant, the Lenders parties thereto from
                  time to time, the Issuing Banks referred to therein and
                  Mellon Bank, N.A., (incorporated by reference to
                  Exhibit 4(ii) to Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1999).

Exhibit
  No.                               Name                                    Page
(4)(iii)          Short-Term Credit Agreement dated as of December 20,        __
                  1999 between Registrant, the Lender Parties and Mellon
                  Bank, N.A., as Agent, (incorporated by reference to
                  Exhibit 4(iii) to Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1999); First
                  Amendment to Short-Term Credit Agreement dated as of
                  December 19, 2000, filed herewith; Second Amendment to
                  Short-Term Credit Agreement dated as of December 20,
                  2001, filed herewith.

(4)(iv)           Amended and Restated Rights Agreement, dated as of          __
                  November 6, 2000, as amended and restated as of
                  November 20, 2001, between the Company and Mellon
                  Investor Services LLC (f/k/a ChaseMellon Shareholder
                  Services, LLC), as Rights Agent, (incorporated by
                  reference to Exhibit 4 to the Registrant's
                  Report on Form 8-K, filed November 20, 2001); Amendment
                  to Restated Rights Agreement dated February 1, 2002
                  naming American Stock Transfer & Trust Company as
                  Rights Agent, filed herewith.

(10) (i)          Modified Incentive Compensation Plan, as amended             *
                  November 9, 1989 (incorporated by reference to Exhibit
                  10(a) to Registrant's Quarterly Report on Form 10-Q
                  for the period ended September 30, 1989).**

(10)(ii)          Curtiss-Wright Corporation 1995 Long-Term Incentive          *
                  Plan (incorporated by reference to Exhibit 4.1 to
                  Registrant's Form S-8 Registration Statement No.
                  95602114 filed December 15, 1995).**

(10)(iii)         Revised Standard Employment Severance Agreement with         *
                  Certain Management of Curtiss-Wright (incorporated by
                  reference to Exhibit 10 to Registrant's Quarterly
                  Report on Form 10-Q for the period ended June 30,
                  2001).**


Exhibit
  No.                               Name                                    Page
(10)(iv)          Retirement Benefits Restoration Plan as amended April        *
                  15, 1997 (incorporated by reference to Exhibit 10 to
                  Registrant's Quarterly Report on Form 10-Q for the
                  period ended June 30, 1997).**

(10)(v)           Restated and Amended Curtiss-Wright Corporation              *
                  Retirement Plan as amended through February 28, 2002,
                  filed herewith.**

(10)(vi)          Restated and Amended Curtiss-Wright Corporation Savings      *
                  and Investment Plan dated February 28, 2002, filed
                  herewith.**

(10)(vii)         Curtiss-Wright Corporation 1996 Stock Plan for               *
                  Non-Employees Directors (incorporated by reference to
                  Exhibit 4.1 to registrant's Form S-8 Registration
                  Statement No. 96583181, filed June 19, 1996).**

(10)(viii)        Curtiss-Wright Corporation Executive Deferred                *
                  Compensation Plan effective November 18, 1997
                  (incorporated by reference to Exhibit (10)(viii) to
                  Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1997).**

(10)(ix)          Change In Control Severance Protection Agreement dated       *
                  July 9, 2001 between the Registrant and Chief Executive
                  Officer of the Registrant (incorporated by reference to
                  Exhibit 10.1 to Registrant's Quarterly Report on
                  Form 10-Q for the period ended September 30, 2001).**

(10)(x)           Standard Change In Control Severance Protection              *
                  Agreement dated July 9, 2001 between the Registrant and
                  Key Executives of the Registrant (incorporated by
                  reference to the Registrant's Quarterly Report on Form
                  10-Q for the period ended September 30, 2001).**

(10)(xi)          Trust Agreement dated January 20, 1998 by and between        *
                  Curtiss-Wright Corporation and PNC Bank, National
                  Association (incorporated by reference to Exhibit 10(a)
                  to Registrant's Quarterly Report on Form 10-Q for the
                  period ended March 31, 1998).**

Exhibit
  No.                               Name                                    Page
(10)(xii)         Consulting Agreement dated April 10, 2000 between            *
                  Registrant and David Lasky, (incorporated by reference
                  to Exhibit (10)(xi) to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 2000).**

(10)(xiii)        Standard Supplemental Retirement Agreement dated April       *
                  27, 1999 between the registrant and certain Officers of
                  the Registrant (incorporated by reference to Exhibit 10
                  to Registrant's Quarterly Report on Form 10-Q for the
                  period ended June 30, 2000).**

(10)(xiv)         Mutual Separation Agreement dated June 26, 2001 between     __
                  Brian D. O'Neill and Registrant, filed herewith.*

(10)(xv)          Mutual Separation Agreement dated November 12, 2001         __
                  between Robert A. Bosi and Registrant, filed herewith.*

(13)              Annual Report to Stockholders for the year ended            __
                  December 31, 2001.

(21)              Subsidiaries of the Registrant                              __

(23)              Consents of Experts and Counsel - see Consent               __
                  of Independent Accountants

--------------------------------------------------------------------------------
* Incorporated by reference as noted.
** Management contract or compensatory plan or arrangement.

                         STATEMENT OF DIFFERENCES
                         ------------------------

The trademark symbol shall be expressed as ............................... 'TM'
The registered trademark symbol shall be expressed as .................... 'r'