Form 10-Q
period 2002-03-31
CURTISS WRIGHT CORP
filed 2002-05-15
CIK 26324

                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                          Commission File Number 1-134


                           CURTISS-WRIGHT CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)


                    Delaware                                    13-0612970
    ---------------------------------------                ------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


          1200 Wall Street West
          Lyndhurst, New Jersey                                   07071
----------------------------------------------                ------------
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

Yes       X       No
     ----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 5,785,209 shares (as of April 30,
2002). Class B Common Stock, par value $1.00 per share: 4,382,102 shares (as of April 30, 2002).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

            Consolidated Balance Sheets                                         3

            Consolidated Statements of Earnings                                 4

            Consolidated Statements of Cash Flows                               5

            Consolidated Statements of Stockholders' Equity                     6

            Notes to Consolidated Financial Statements                       7 - 14

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                15 - 21

Item 3 - Quantitative and Qualitative Disclosures about Market Risk            22

         Forward-Looking Information                                           22


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                   23

Item 6 - Exhibits and Reports on Form 8-K                                      24

Signatures                                                                     24


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 (UNAUDITED)
                                                                  March 31,               December 31,
                                                                    2002                    2001(1)
                                                                 -----------              ------------
Assets
  Current Assets:
     Cash and cash equivalents                                     $ 30,115                 $ 25,495
     Short-term investments                                          19,260                   41,658
     Receivables, net                                                87,842                   86,354
     Inventories, net                                                57,042                   57,115
     Deferred tax assets, net                                         9,961                    9,565
     Other current assets                                             6,018                    5,770
                                                                   --------                 --------
       Total current assets                                         210,238                  225,957
                                                                   --------                 --------
  Property, plant and equipment, at cost                            233,282                  226,435
  Less:  accumulated depreciation                                   124,011                  121,914
                                                                   --------                 --------
     Property, plant and equipment, net                             109,271                  104,521
  Prepaid pension costs                                              73,043                   70,796
  Goodwill and other intangible assets, net                          94,977                   92,630
  Property held for sale                                              2,460                    2,460
  Other assets                                                        4,422                    4,064
                                                                   --------                 --------
       Total Assets                                                $494,411                 $500,428
                                                                   ========                 ========

Liabilities
  Current Liabilities:
     Dividends payable                                             $  1,511                 $    -
     Account payable                                                 19,474                   19,362
     Accrued expenses                                                21,650                   23,163
     Income taxes payable                                             7,002                   17,704
     Other current liabilities                                       11,258                   15,867
                                                                   --------                 --------
       Total current liabilities                                     60,895                   76,096
                                                                   --------                 --------
  Long-term debt                                                     20,183                   21,361
  Deferred income taxes, net                                         26,484                   26,043
  Accrued postretirement benefit costs                                5,321                    5,335
  Other liabilities                                                  22,789                   21,639
                                                                   --------                 --------
       Total Liabilities                                            135,672                  150,474
                                                                   --------                 --------
Stockholders' Equity
  Common stock, $1 par value                                         10,618                   10,618
  Class B common stock, $1 par value                                  4,382                    4,382
  Capital surplus                                                    51,098                   52,532
  Retained earnings                                                 477,108                  469,303
  Unearned portion of restricted stock                                  (73)                     (78)
  Accumulated other comprehensive income                             (8,143)                  (6,831)
                                                                   --------                 --------
                                                                    534,990                  529,926
  Less:  cost of treasury stock                                     176,251                  179,972
                                                                   --------                 --------
       Total Stockholders' Equity                                   358,739                  349,954
                                                                   --------                 --------
       Total Liabilities and Stockholders' Equity                  $494,411                 $500,428
                                                                   ========                 ========

(1) Certain prior year information has been reclassified to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   2002                 2001(1)
                                                                 --------             --------
Net sales                                                        $ 97,787             $ 79,917
Cost of sales                                                      61,632               49,906
                                                                 --------             --------
  Gross profit                                                     36,155               30,011

Research & development expenses                                     1,311                  897
Selling expenses                                                    5,742                4,593
General and administrative expenses                                15,986               13,338
Environmental remediation and administrative
    expenses (recoveries), net                                        202                  (82)
                                                                 --------             --------
  Operating income                                                 12,914               11,265

Investment income, net                                                131                  843
Rental income, net                                                     49                1,034
Pension income, net                                                 2,254                2,344
Other expenses, net                                                  (108)                (458)
Interest expense                                                     (193)                (249)
                                                                 --------             --------
Earnings before income taxes                                       15,047               14,779
Provision for income taxes                                          5,731                5,560
                                                                 --------             --------

Net earnings                                                     $  9,316             $  9,219
                                                                 ========             ========

Basic earnings per share                                            $0.92                $0.92
                                                                 ========             ========
Diluted earnings per share                                          $0.90                $0.90
                                                                 ========             ========

Dividends per share                                                 $0.15                $0.13
                                                                 ========             ========

Weighted average common and class B shares outstanding:
   Basic                                                           10,123               10,039
   Diluted                                                         10,340               10,212


(1) Certain prior year information has been reclassified to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                           2002                2001(1)
                                                                                        ---------             -------
Cash flows from operating activities:
  Net earnings                                                                          $   9,316             $ 9,219
                                                                                        ---------             -------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                         3,943               3,748
      Net gains on short-term investments                                                      (5)                (63)
      Net gains on sales of real estate and equipment                                        (106)                -
      Noncash pension income                                                               (2,254)             (2,344)
      Deferred income taxes                                                                    45               1,254
      Changes in operating assets and liabilities, net of businesses acquired:
        Proceeds from sales of short-term investments                                      59,550             105,293
        Purchases of short-term investments                                               (35,600)           (102,042)
        (Increase) decrease in receivables                                                 (9,634)              3,356
        (Increase) decrease in inventory                                                   (5,254)               (349)
        Increase (decrease) in progress payments                                           10,157                (648)
        (Decrease) in accounts payable and accrued expenses                                (2,312)             (3,249)
        (Decrease) increase in income taxes payable                                       (10,732)                236
        (Increase) decrease in other assets                                                  (662)              1,584
        (Decrease) increase in other liabilities                                           (3,837)                102
        Other, net                                                                              5                 633
                                                                                        ---------             -------
            Total adjustments                                                               3,304               7,511
                                                                                        ---------             -------
      Net cash provided by operating activities                                            12,620              16,730
                                                                                        ---------             -------
Cash flows from investing activities:
      Proceeds from sales of real estate and equipment                                        142                 380
      Additions to property, plant and equipment                                           (7,008)             (3,322)
      Acquisition of new businesses, net of cash                                           (1,272)             (2,325)
                                                                                        ---------             -------
      Net cash used for investing activities                                               (8,138)             (5,267)
                                                                                        ---------             -------
Cash flows from financing activities:
      Principal payments on long-term debt                                                 (1,291)             (5,089)
      Proceeds from exercise of stock options                                               2,287                 -
                                                                                        ---------             -------
      Net cash provided by (used for) financing activities                                    996              (5,089)
                                                                                        ---------             -------
Effect of foreign currency                                                                   (858)             (2,431)
                                                                                        ---------             -------
Net increase in cash and cash equivalents                                                   4,620               3,943
Cash and cash equivalents at beginning of period                                           25,495               8,692
                                                                                        ---------             -------
Cash and cash equivalents at end of period                                              $  30,115             $12,635
                                                                                        =========             =======

(1) Certain prior year information has been reclassified to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                          Unearned     Accumulated
                                          Class B Additional             Portion of       Other
                                 Common   Common   Paid in    Retained   Restricted   Comprehensive  Comprehensive  Treasury
                                  Stock    Stock   Capital    Earnings  Stock Awards     Income          Income       Stock
------------------------------------------------------------------------------------------------------------------------------
December 31, 2000               $ 15,000 $   -    $ 51,506   $411,866    $    (22)     $  (5,626)                   $ 182,500
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings                      -       -         -       62,880         -              -          $ 62,880          -
   Translation adjustments, net      -       -         -          -           -           (1,205)         (1,205)         -
------------------------------------------------------------------------------------------------------------------------------
   Total comprehensive income        -       -         -          -           -              -          $ 61,675          -
------------------------------------------------------------------------------------------------------------------------------
Dividends paid                       -       -         -       (5,443)        -              -                            -
Restricted stock awards              -       -           6        -           (77)           -                            (72)
Stock options exercised, net         -       -        (730)       -           -              -                         (2,456)
Amortization of earned portion
   of restricted stock awards        -       -         -          -            21            -                            -
Recapitalization                  (4,382)  4,382     1,750        -           -              -                            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                 10,618   4,382    52,532    469,303         (78)        (6,831)                     179,972
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net earnings                       -       -         -        9,316         -              -          $  9,316          -
  Translation adjustments, net       -       -         -          -           -           (1,312)         (1,312)         -
------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income         -       -         -          -           -              -          $  8,004
------------------------------------------------------------------------------------------------------------------------------
Common dividends                     -       -         -       (1,511)        -              -                            -
Stock options exercised, net         -       -      (1,434)       -           -              -                         (3,721)
Amortization of earned portion
  of restricted stock awards         -       -         -          -             5            -                            -
------------------------------------------------------------------------------------------------------------------------------
March 31, 2002                  $ 10,618 $ 4,382  $ 51,098   $477,108    $    (73)     $  (8,143)                   $ 176,251
==============================================================================================================================


                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS of PRESENTATION

     Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multinational manufacturing and service company that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through thirteen manufacturing facilities, forty-three metal treatment service facilities and four aerospace component overhaul locations.

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and such preparation has required the use of management's best estimates and judgments in presenting the consolidated accounts of the Corporation, after elimination of all significant intercompany transactions and accounts. Management's best estimates include assumptions that affect the reported amount of assets, liabilities, revenue and expenses in the accompanying financial statements. The most significant of these estimates include the estimate of costs to complete long-term contracts under the percentage of completion accounting method and the estimate of future environmental costs. Actual results may differ from these estimates. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


2.   RECEIVABLES

     Receivables at March 31, 2002 and December 31, 2001, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                         (In thousands)
                                                         --------------
                                                   March 31,        December 31,
                                                     2002               2001
                                                   ---------        ------------
     Billed Receivables:
     Trade and other receivables                   $75,376           $ 70,562
       Less: Progress payments applied              (8,611)            (2,393)
             Allowance for doubtful accounts        (2,222)            (2,117)
     ---------------------------------------------------------------------------
     Net billed receivables                         64,543             66,052
     ---------------------------------------------------------------------------
     Unbilled Receivables:
     Recoverable costs and estimated
       earnings not billed                          29,976             24,799
       Less: Progress payments applied              (7,681)            (8,015)
     ---------------------------------------------------------------------------
     Net unbilled receivables                       22,295             16,784
     ---------------------------------------------------------------------------
     Notes Receivable                                1,004              3,518
     ---------------------------------------------------------------------------
     Receivables, net                              $87,842            $86,354
     ===========================================================================

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 2002 and December 31, 2001 is as follows:

                                                           (In thousands)
                                                           --------------
                                                      March 31,     December 31,
                                                        2002            2001
                                                      ---------     ------------
     Raw material                                     $ 28,913       $ 25,761
     Work-in-process                                    19,585         19,079
     Finished goods and component parts                 36,405         34,853
     Inventoried costs related to US government
       and other long-term contracts                     7,377          7,248
     ---------------------------------------------------------------------------
     Gross inventories                                  92,280         86,941
       Less: Inventory reserves                        (15,524)       (14,384)
             Progress payments applied,
             principally related to long-term
             contracts                                 (19,714)       (15,442)
     ---------------------------------------------------------------------------
     Inventories, net                                 $ 57,042       $ 57,115
     ===========================================================================

4.   GOODWILL and OTHER INTANGIBLE ASSETS, net

     Goodwill consists primarily of the excess purchase price of the acquisitions over the fair value of the net assets acquired. Intangible assets include technical manuals, backlog, trademarks, patents/technology and licensing agreements. The Corporation has not finalized the allocation of the purchase price to goodwill and other intangible assets for the 2001 acquisitions. The results for the first quarter of 2002 include an estimate of this allocation and the resultant intangible amortization expenses. The value and estimated lives of acquired intangibles will be adjusted upon finalization of purchase accounting, which is expected to be completed in the second quarter of 2002. Intangible assets are amortized on a straight-line basis over the estimate period benefited but not exceeding 30 years. Intangible assets and accumulated amortization amounted to $11,692,000 and $1,468,000 at March 31, 2002 and $11,683,000 and $841,000
     at December 31, 2001, respectively. Amortization of intangibles totaled $627,000 and $23,000 for the quarter ended March 31, 2002 and 2001, respectively. See Note 10 for Recently Issued Accounting Standards governing the new accounting rules for goodwill and other intangible assets.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


5.   ENVIRONMENTAL MATTERS

     The Corporation establishes a reserve for a potential environmental responsibility when it concludes that a determination of legal liability is probable based upon the advice of counsel. Such amounts reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent current values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

     The Corporation is joined with many other corporations and municipalities as potentially responsible parties in a number of environmental cleanup sites, which include but are not limited to the Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; Pfohl Brothers landfill site, Cheektowaga, New York; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey.

     The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

6.   SEGMENT INFORMATION

                                                                       (In thousands)
                                                               Three Months Ended March 31, 2002
                                                               ---------------------------------
                                     Motion          Metal           Flow         Segment      Corporate     Consolidated
                                     Control     Treatment (1)     Control        Totals      & Other (2)       Totals
                                     -------     -------------     -------        -------     -----------    ------------
Revenue from external customers     $ 42,252        $25,417       $ 30,118       $ 97,787      $      0         $ 97,787
Intersegment revenues                      0            109              0            109          (109)               0
Segment operating income               6,782          2,760          3,656         13,198          (284)          12,914
Segment assets                       165,014         99,059        110,781        374,854       119,557          494,411

(1) Operating income for Metal Treatment includes non-recurring costs of $451K associated with the relocation of a shot-peening facility.

(2) Operating income for Corporate includes $202K of net environmental remediation and administrative expenses.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


                                                                       (In thousands)
                                                             Three Months Ended March 31, 2001
                                                             ---------------------------------
                                     Motion          Metal          Flow        Segment       Corporate     Consolidated
                                     Control       Treatment      Control        Totals       & Other          Totals
                                     -------       ---------      -------       --------      ----------    ------------
Revenue from external customers      $29,957        $27,872       $22,088      $ 79,917       $      0         $ 79,917
Intersegment revenues                      0            106             0           106           (106)               0
Segment operating income               4,583          5,463         1,219        11,265              0           11,265
Segment assets                        94,957         87,116        86,190       268,263        144,534          412,797

Reconciliation:

                                                  (In thousands)
                                                 Three months ended
                                        March 31, 2002         March 31, 2001
                                        --------------         --------------
Consolidated operating income               $12,914               $11,265
Investment income, net                          131                   843
Rental income, net                               49                 1,034
Pension income, net                           2,254                 2,344
Other expense, net                             (108)                 (458)
Interest expense                               (193)                 (249)
                                            -------               -------
Earnings before income taxes                $15,047               $14,779
                                            =======               =======

7.   COMPREHENSIVE INCOME

     Total comprehensive income for the periods ended March 31, 2002 and 2001 are as follows:

                                                  (In thousands)
                                                Three months ended
                                        March 31, 2002        March 31, 2001
                                        --------------        --------------
Net earnings                                $ 9,316               $ 9,219
Equity adjustment from foreign
    currency translations                    (1,312)               (2,226)
                                            -------               -------
Total comprehensive income                  $ 8,004               $ 6,993
                                            =======               =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

8.   EARNINGS PER SHARE

     Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. Dilutive common shares for the three months ended March 31, 2002 and March 31, 2001 were 217,000 and 173,000, respectively.

9.   CONTINGENCIES AND COMMITMENTS

     The Corporation's Drive Technology (Drive Technology) subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contained offset obligations to purchase approximately
     42.5 million Swiss francs of product from suppliers of two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5-10% of the unmet obligation at the end of the term of the agreements. As of March 31, 2002, the Corporation has accrued approximately 782,000 Swiss francs (approximately $465,000) included in noncurrent liabilities as a contingency against not achieving the milestones and/or compliance with the remainder of these agreements.

     Consistent with other entities its size, the Corporation is party to several legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation's results of operations or financial position.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting and is effective for business combinations initiated after June 30, 2001. In addition, it requires that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The Corporation has not yet determined the final purchase price allocation to goodwill and other intangible assets for the companies acquired in 2001.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


     Under the new rules of SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests in accordance with the statement. Certain other intangible assets will continue to be amortized over their useful lives. Accordingly, the Corporation adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The Corporation has not yet determined the effect that these impairment tests might have on the earnings and financial position of the Corporation. The Corporation will complete the transitional goodwill impairment test during the third quarter of 2002.

     The following table reflects the pro-forma consolidated results adjusted as if SFAS Nos. 141 and 142 were adopted as of January 1, 2001.

     --------------------------------------------------------------
                                              Three Months Ended
                                                   March 31,
                                                (In thousands)
     --------------------------------------------------------------
                                             2002            2001
     --------------------------------------------------------------
     Net Earnings:
     As reported                            $9,316          $9,219
     --------------------------------------------------------------
     Goodwill amortization                     -               442
     --------------------------------------------------------------
     As adjusted                            $9,316          $9,661
     --------------------------------------------------------------
     Diluted Earnings Per Share:
     As reported                             $0.90           $0.90
     --------------------------------------------------------------
     Goodwill amortization                     -              0.03
     --------------------------------------------------------------
     As adjusted                             $0.90           $0.93
     --------------------------------------------------------------

     In October, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The adoption of this standard had no material effect on the Corporation's results of operation or financial condition.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

11.  SUBSEQUENT EVENTS
     Acquisitions
     On April 1, 2002, the Corporation acquired all of the outstanding shares of Penny and Giles Controls Ltd., Penny and Giles Controls Inc., Penny and Giles Aerospace Ltd., the assets of Penny & Giles International Plc. devoted to its aerospace component business (collectively "Penny and Giles"), and substantially all of the assets of Autronics Corporation ("Autronics") from Spirent Plc. The purchase price of the acquisition, subject to adjustment as provided for in the Share and Asset Purchase Agreement (the "Agreement"), is $60 million in cash and the assumption of certain liabilities. Approximately $40 million of the purchase price was funded from credit available under the Corporation's Revolving Credit facility.

     Penny and Giles is a leading designer and manufacturer of proprietary position sensors and control hardware for both military and commercial aerospace applications and industrial markets. Autronics is a leading provider of aerospace fire detection and suppression control systems, power conversion products and control electronics.

     The acquired business units, located in Wales, England, Germany and the United States, are intended to operate as part of the motion control segment within Curtiss-Wright Flight Systems, Inc., a wholly-owned subsidiary of the Corporation. Incorporated by reference is the Corporation's Form 8-K filed with the Securities and Exchange Commission on April 1, 2002.

     Debt
     On May 13, 2002, the Corporation entered into two new credit agreements aggregating $225 million with a group of eight banks. The Revolving Credit Agreement ("Revolving Credit Agreement") commits a maximum of $135 million to the Corporation for cash borrowings and letters of credit. The commitments made under the Revolving Credit Agreement expire May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also entered into a Short-Term Credit Agreement ("Short-Term Credit Agreement"), which allows for cash borrowings up to $90 million. The Short-Term Credit Agreement expires May 12, 2003, but may be extended, with the consent of the bank group, for additional periods not to exceed 364 days. The outstanding borrowings as of May 13, 2002 under the prior Revolving Credit Agreement and Short-Term Credit Agreement were paid in full by funding from the new 2002 agreements.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

Sales for the first quarter of 2002 totaled $97.8 million, an increase of 22% from the sales of $79.9 million for the first quarter of 2001. New orders received for the current quarter of $96.1 million were up 44% over the orders of $66.9 million for the first quarter of 2001. Sales for the first quarter of 2002 as compared to the same period last year benefited from the acquisitions completed in 2001, primarily in the fourth quarter. Sales adjusted to exclude those acquisitions were $81.6 million in the first quarter of 2002, an increase of 2% over the same period last year. For the quarter, higher sales of aerospace OEM military products, flow control products for the nuclear naval and commercial power generation applications slightly more than offset declines in aerospace component overhaul and repair services, commercial aerospace OEM products and metal treatment related services.

Operating income for the first quarter of 2002 totaled $12.9 million, an increase of 15% from operating income of $11.3 million for the same period last year. Operating income for the first quarter of 2002 benefited from the 2001 acquisitions. Operating income excluding 2001 acquisitions was $12.4 million, a 10% increase over the same period last year. Margin improvements in the Flight Systems and Flow Control segments and ongoing cost reduction programs have more than offset the lower margins experienced at the Metal Treatment segment, which is primarily due to lower volume.

Net earnings for the first quarter of 2002 totaled $9.3 million, or $0.90 per diluted share, which was essentially flat with the net earnings for the first quarter of 2001 of $9.2 million, or $0.90 per diluted share. Net earnings for the first quarter of 2002 included some unusual items, the net effect of which had an unfavorable impact of $0.3 million. The items included the costs of relocating a Metal Treatment facility, the loss on securities received from the demutualization of an insurance company, and the gain on the sale of real property. Excluding the effect of these items, normalized earnings for the first quarter of 2002 were $9.6 million, or $0.93 per diluted share, a 4% increase over 2001.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued


Operating Performance:

Motion Control

Sales for the Corporation's Motion Control segment improved 41% to $42.3 million in the first quarter of 2002, from $30.0 million in the first quarter of 2001, primarily due to the contribution of the 2001 acquisitions. Acquisitions contributed $9.3 million to the sales improvement. Excluding the 2001 acquisitions, business improved 10% from the first quarter of 2001 mainly due to higher defense sales of aerospace and armored vehicle products, partially offset by the continued softness in the commercial aerospace overhaul and repair services.

Operating income for the first quarter of 2002 was $6.8 million, an increase of 48% over the same period last year of $4.6 million. The improvement was due to the higher military sales volumes, stronger margins and improved cost structures, partially offset by the lower margins within the overhaul and repair services. The operating income for the first quarter of 2002 includes $0.5 million of estimated intangible asset amortization related to the 2001 acquisitions.

New orders received for the Motion Control segment totaled $29.7 million in the first quarter of 2002, increasing 58% from orders received in the first quarter of 2001. The increase in new orders reflects the contribution from the 2001 acquisitions.

Metal Treatment

Sales for the Corporation's Metal Treatment segment totaled $25.4 million for the first quarter of 2002, down 9% when compared with $27.9 million in the first quarter of 2001. Overall industrial market softness, slowdowns in the aerospace markets, power generation and automotive customers and weaknesses in the heat treating markets contributed to the lower volume. In addition, unfavorable foreign currency exchange rate movements adversely impacted sales.

Operating income for the first quarter of 2002 declined 49% to $2.8 million from $5.5 million for the same period last year. The reduction in operating income is due to reduced volume, start-up costs for three new facilities and the adverse impact of foreign currency translation. In addition, there were some non-recurring costs associated with the relocation of one of the segment's shot-peening facilities.

New orders received for the Metal Treatment segment totaled $25.5 million in the first quarter of 2002, decreasing 9% from orders received in the first quarter of 2001.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Flow Control

The Corporation's Flow Control segment posted sales of $30.1 million for the first quarter of 2002, an increase of 36% when compared with $22.1 million in the first quarter of 2001. Acquisitions represented $5.6 million of this increase, while the balance of the segment business increased $2.4 million, or 11%. Sales benefited from higher shipments of products used for nuclear applications for the Navy and power generation plants, partially offset by lower deliveries to the oil and gas and processing industries and products associated with the automotive and heavy truck markets.

Operating income for the first quarter of 2002 was $3.7 million compared to $1.2 million for the same period last year. The 2001 acquisitions generated operating profits of $0.4 million, while the balance of the segment business improved $2.0 million, or 157%. The increase was driven by improved operating margins on flow control products for nuclear applications and overall cost reduction programs.

New orders received for the Flow Control segment totaled $41.0 million in the first quarter of 2002, increasing 104% from orders received in the first quarter of 2001. The increase in new orders reflects the contribution from the 2001 acquisitions.

Corporate and Other Expenses

The Corporation had a non-segment operating loss of $0.3 million in the first quarter of 2002 compared with none in the same period of the prior year. In the first quarter of 2002, the Corporation recorded $0.2 million of net environmental remediation and administrative expenses.

Non-Operating Revenues and Costs

For the first quarter of 2002, the Corporation recorded other non-operating net revenue totaling $2.1 million, compared with $3.5 million for the first quarter of 2001. The decrease was primarily caused by lower rental income due to the sale of our Wood-Ridge property and lower investment income due to lower short-term investment balances, lower interest rates and losses on the sales of securities received relative to the demutualization of an insurance company.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued


CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Corporation's working capital was $149.3 million at March 31, 2002, a slight reduction from the working capital at December 31, 2001 of $149.9 million. The ratio of current assets to current liabilities was 3.5 to 1 at March 31, 2002, compared with a ratio of 3.0 to 1 at December 31, 2001.

Cash, cash equivalents and short-term investments totaled $49.4 million in the aggregate at March 31, 2002, down 26% from $67.2 million at the prior year-end. During the first quarter of 2002, the Corporation made a tax payment of approximately $13 million related to the gain on the sale of our Wood-Ridge facility. Cash flow for the first quarter of 2002 also benefited from the proceeds from the sale of short-term investments. Days sales outstanding at March 31, 2002 decreased to 63 days from 74 at December 31, 2001.

As of March 31, 2002, the Corporation had two credit agreements, a Revolving Credit Agreement and a Short-Term Credit Agreement, aggregating $100.0 million with a group of five banks. The credit agreements allowed for borrowings to take place in U.S. or certain foreign currencies. The Revolving Credit Agreement committed a maximum of $60.0 million to the Corporation for cash borrowings and letters of credit. The unused credit available under this facility at March 31, 2002 was $34.6 million. The commitments made under the Revolving Credit Agreement expire December 17, 2004, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also had in effect a Short-Term Credit Agreement, which allowed for cash borrowings of $40.0 million, all of which was available at March 31, 2002. The Short-Term Credit Agreement expires on December 13, 2002 and may be extended, with the consent of the bank group, for additional periods not to exceed 364 days. Cash borrowings (excluding letters of credit) under the two credit agreements at March 31, 2002 were at a US Dollar equivalent of $6.5 million, compared with cash borrowings of $9.4 million at March 31, 2001. Borrowings under these agreements were used to finance the acquisition of Drive Technology in 1998 and have a remaining balance of 11.0 million Swiss francs. The loans outstanding under the Revolving Credit Agreement and Industrial Revenue Bonds totaling $13,400,000 at March 31, 2002 and $18,747,000 at March 31, 2001 had variable interest rates averaging 1.80% for the first quarter of 2002 and variable interest rates averaging 3.75% for the first quarter of 2001. See Recent Developments for discussion of the new credit agreements and the status of current borrowings under the old agreements resulting from the Corporation's recent acquisition on April 1, 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

During the first quarter of 2002, internally available funds were adequate to meet capital expenditures of $7.0 million. Expenditures incurred during the first quarter were primarily for new and replacement machinery and equipment within the operating segments. The Corporation is expected to make additional capital expenditures of approximately $20 million during the balance of the year, primarily for machinery and equipment for the business segments. The Corporation also incurred $1.3 million related to the acquisition of new businesses, primarily the finalization of purchase price adjustments on the 2001 acquisitions. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year.

Critical Accounting Policies

Revenue recognition. The Corporation uses the percentage-of-completion method for recognizing revenue for many of its long-term contracts. This method recognizes revenue as the contracts progress as opposed to the completed contract method which recognizes revenue when the contract is completed. The percentage-of-completion method requires the use of estimates as to the future costs that will be incurred. These costs include material, labor and overhead. Factors influencing these future costs include the availability of materials and skilled laborers.

Inventory. The Corporation purchases materials for the manufacture of components for use in its contracts and for use by its repair and overhaul businesses. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; existing and projected contracts to produce certain items; and the estimated needs for its repair and overhaul business. The Corporation estimates the net realizable value of its inventories and establishes reserves to reduce the carrying amount of these inventories as necessary.

Pension assets. The Corporation, in consultation with its actuary, determines the appropriate assumptions for use in determining the liability for future pensions and other postemployment benefits. In the first quarter of 2002, the Corporation recognized pension income of $2.3 million as amounts funded for the pension plan in prior years together with earnings on those assets, exceeded the calculated liability. As of March 31, 2002, the pension trust was in an overfunded position of approximately $73 million, which will be recognized in income in future years. The timing and amount to be recognized each year is dependent on the demographics and earnings of the plan participants, the interest rates in effect in future years, and the actual investment returns of the assets in the pension trust.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Environmental reserves. The Corporation provides for environmental reserves when, in conjunction with its internal and external counsel, it determines that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when the Corporation first records a liability for a particular site. Factors that affect the recorded amount of the liability in future years include: the Corporation's participation percentage due to the settlement by or bankruptcy of other Potentially Responsible Parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation.

Goodwill and other intangible assets. At March 31, 2002, the Corporation has $95 million in goodwill and other intangible assets related to acquisitions made in 2001 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

Recent Developments

Acquisition
As discussed in Note 11 to the Consolidated Financial Statements, on April 1, 2002 the Corporation acquired all of the outstanding shares of Penny and Giles Controls Ltd., Penny and Giles Controls Inc., Penny and Giles Aerospace Ltd. and the assets of Penny & Giles International Plc. devoted to its aerospace component business (collectively "Penny and Giles"), and substantially all of the assets of Autronics Corporation ("Autronics") from Spirent Plc. The purchase price of the acquisition, subject to adjustment as provided for in the Share and Asset Purchase Agreement was $60 million in cash and the assumption of certain liabilities. Approximately $40 million of the purchase price was funded from credit available under the Corporation's Revolving Credit facility. See Note 11 to the Consolidated Financial Statements for further information.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Debt
On May 13, 2002, the Corporation entered into two new credit agreements aggregating $225 million with a group of eight banks. The Revolving Credit Agreement ("Revolving Credit Agreement") commits a maximum of $135 million to the Corporation for cash borrowings and letters of credit. The commitments made under the Revolving Credit Agreement expire May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also entered into a Short-Term Credit Agreement ("Short-Term Credit Agreement"), which allows for cash borrowings of $90 million. The Short-Term Credit Agreement expires May 12, 2003, but may be extended, with the consent of the bank group, for additional periods not to exceed 364 days. The outstanding borrowings as of May 13, 2002 under the prior Revolving Credit Agreement and Short-Term Credit Agreement were paid in full by funding from the new 2002 agreements.

                                 PART I - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the three months ended March 31, 2002. Information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.


                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

         On April 26, 2002, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, the amendment of the 1995 Long-Term Incentive Plan and the retention of independent accountants for the Registrant.

         The vote received by the director nominees was as follows:

                                               For               Withheld
         Class B common:
         --------------
         Martin R. Benante                   3,749,219            40,522

         James B. Busey IV                   3,749,155            40,586

         Dave Lasky                          3,748,631            41,110

         William B. Mitchell                 3,748,898            40,843

         John Myers                          3,748,699            41,042

         William W. Sihler                   3,748,698            41,043

         J. McLain Stewart                   3,748,449            41,292

         Common:
         ------
         S. Marce Fuller                     4,468,121           354,016


         There were no votes against or broker non-votes.

The stockholders voting as a single class approved the amendment to the 1995 Long-Term Incentive Plan to increase the number of shares reserved for issuance by 500,000 shares. The holders of 5,646,836 shares voted in favor; 2,053,016 voted against and 912,019 abstained. There were no broker non-votes.

The stockholders approved the retention of PricewaterhouseCoopers LLP, independent accountants for the Registrant. The holders of 8,542,553 shares voted in favor; 52,992 voted against and 16,327 abstained. There were no broker non-votes.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)  Exhibits

              Exhibit 4.1 Revolving Credit Agreement dated May 13, 2002, between Registrant, the Lender parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia, as Agent.

              Exhibit 4.2 Short-Term Credit Agreement dated May 13, 2002, between Registrant, the Lender parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia, as Agent.


         (b)  Reports on Form 8-K


              1. On January 4, 2002, the Company filed a report on Form 8-K reporting under Item 2, the December 20, 2001 sale of the Registrant's Wood-Ridge Industrial Complex located in Wood-Ridge, New Jersey.

              2. On April 15, 2002, the Company filed a report on Form 8-K reporting under Item 2, the April 1, 2002 purchase of certain assets and stock from Spirent Plc.


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

                                       CURTISS-WRIGHT CORPORATION
                                       --------------------------
                                               (Registrant)



                                   By: /s/ Glenn E. Tynan
                                       ----------------------
                                       Glenn E. Tynan
                                       Corporate Controller
                                       (Chief Accounting and Financial Officer)


Dated:  May 15, 2002

                            STATEMENT OF DIFFERENCES

The less-than-or-equal-to sign shall be expressed as....................     <=