Form 10-Q
period 2002-06-30
CURTISS WRIGHT CORP
filed 2002-08-14
CIK 26324

                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                          Commission File Number 1-134


                           CURTISS-WRIGHT CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)


                   Delaware                           13-0612970
   ----------------------------------------      ----------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)


            1200 Wall Street West
              Lyndhurst, New Jersey                       07071
   ----------------------------------------      ----------------------
   (Address of principal executive offices)             (Zip Code)


                                 (201) 896-8400
                                  -------------
              (Registrant's telephone number, including area code)


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

Common Stock, par value $1.00 per share: 5,847,577 shares (as of July 31, 2002). Class B Common Stock, par value $1.00 per share: 4,382,102 shares (as of July 31
2002).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                                  3

                  Consolidated Statements of Earnings                          4

                  Consolidated Statements of Cash Flows                        5

                  Consolidated Statements of Stockholders' Equity              6

                  Notes to Consolidated Financial Statements                 7 - 17

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              18 - 24

Item 3 - Quantitative and Qualitative Disclosures about Market Risk            25

           Forward-Looking Information                                         25


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                                      26

Signature                                                                      27


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   (UNAUDITED)
                                                                                     June 30,               December 31,
                                                                                       2002                    2001(1)
Assets
  Current Assets:
     Cash and cash equivalents                                                       $ 23,360                 $ 25,495
     Short-term investments                                                               422                   41,658
     Receivables, net                                                                 101,662                   86,354
     Inventories, net                                                                  68,706                   57,115
     Deferred tax assets, net                                                           9,919                    9,565
     Other current assets                                                               7,937                    5,770
                                                                                     --------                 --------
       Total current assets                                                           212,006                  225,957
  Property, plant and equipment, at cost                                              245,859                  226,435
  Less:  accumulated depreciation                                                     128,102                  121,914
                                                                                     --------                 --------
     Property, plant and equipment, net                                               117,757                  104,521
  Prepaid pension costs                                                                75,290                   70,796
  Goodwill and other intangible assets, net                                           139,020                   92,630
  Property held for sale                                                                2,460                    2,460
  Other assets                                                                          5,311                    4,064
                                                                                     --------                 --------
       Total Assets                                                                  $551,844                 $500,428
                                                                                     ========                 ========
Liabilities
  Current Liabilities:
     Account payable                                                                 $ 24,038                 $ 19,362
     Accrued expenses                                                                  28,866                   23,163
     Income taxes payable                                                               6,549                   17,704
     Other current liabilities                                                         10,694                   15,867
                                                                                     --------                 --------
      Total current liabilities                                                        70,147                   76,096
  Long-term debt                                                                       47,446                   21,361
  Deferred income taxes, net                                                           26,566                   26,043
  Accrued postretirement benefit costs                                                  5,335                    5,335
  Other liabilities                                                                    22,877                   21,639
                                                                                     --------                 --------
       Total Liabilities                                                              172,371                  150,474
                                                                                     --------                 --------
Stockholders' Equity
  Common stock, $1 par value                                                           10,618                   10,618
  Class B common stock, $1 par value                                                    4,382                    4,382
  Capital surplus                                                                      50,048                   52,532
  Retained earnings                                                                   486,382                  469,303
  Unearned portion of restricted stock                                                    (69)                     (78)
  Accumulated other comprehensive income                                                1,201                   (6,831)
                                                                                     --------                 --------
                                                                                      552,562                  529,926
  Less:  cost of treasury stock                                                       173,089                  179,972
                                                                                     --------                 --------
       Total Stockholders' Equity                                                     379,473                  349,954
                                                                                     --------                 --------
       Total Liabilities and Stockholders' Equity                                    $551,844                 $500,428
                                                                                     ========                 ========

1) Certain prior year information has been reclassified to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)



                                                       Three Months Ended                          Six Months Ended
                                                             June 30,                                  June 30,
                                                   2002                 2001(1)                2002                 2001(1)
                                                 --------               -------              --------              --------
Net Sales                                        $121,777               $86,604              $219,564              $166,521
Cost of sales                                      78,078                53,767               139,710               103,673
                                                 --------               -------              --------              --------
  Gross Profit                                     43,699                32,837                79,854                62,848

Research & development expenses                     2,714                 1,025                 4,025                 1,922
Selling expenses                                    7,144                 4,487                12,886                 9,080
General and administration expenses                18,718                14,134                34,704                27,472
Environmental remediation and
  administrative expenses, net                         45                   125                   247                    43
                                                 --------               -------              --------              --------
   Operating income                                15,078                13,066                27,992                24,331

Investment income                                     380                   650                   511                 1,493
Rental income                                          50                 1,308                    99                 2,342
Pension income, net                                 2,254                 2,343                 4,508                 4,687
Other income (expense), net                            18                   (69)                  (90)                 (527)
Interest expense                                     (466)                 (396)                 (659)                 (645)
                                                 --------               -------              --------              --------

Earnings before income taxes                       17,314                16,902                32,361                31,681
Provision for income taxes                          6,498                 6,437                12,229                11,997
                                                 --------               -------              --------              --------

Net earnings                                     $ 10,816               $10,465              $ 20,132              $ 19,684
                                                 ========               =======              ========              ========
Basic earnings per share                            $1.06                 $1.04                 $1.98                 $1.96
Diluted earnings per share                          $1.03                 $1.02                 $1.93                 $1.92
                                                 ========               =======              ========              ========

Dividends per share                                 $0.15                 $0.13                 $0.30                 $0.26
                                                 ========               =======              ========              ========


Weighted average shares outstanding:
   Basic                                           10,203                10,059                10,163                10,049
   Diluted                                         10,511                10,269                10,421                10,259

(1) Certain prior year information has been reclassified to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                             2002                  2001
                                                                                          ---------             ----------
Cash flows from operating activities:
-------------------------------------
  Net earnings                                                                             $ 20,132              $ 19,684
                                                                                           --------              --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                           8,933                 7,460
      Net gains on short-term investments                                                        (7)                  (50)
      Net gains on sales of real estate and equipment                                           (59)                  (26)
      Noncash pension income                                                                 (4,545)               (4,687)
      Deferred income taxes                                                                     169                 2,727
      Changes in operating assets and liabilities, net of businesses acquired:
         Proceeds from sales of short-term investments                                       77,050               160,389
         Purchases of short-term investments                                                (35,600)             (151,439)
         Increase in receivables                                                             (6,372)               (5,992)
         (Increase) decrease in inventory                                                    (6,480)                1,760
         Increase in progress payments                                                        8,133                   767
         Decrease in accounts payable and accrued expenses                                     (373)               (5,712)
         (Decrease) increase in income taxes payable                                        (11,566)                  362
         Increase in other current and noncurrent assets                                     (3,264)                 (331)
         Decrease in other current and noncurrent liabilities                                (4,329)               (2,104)
         Other, net                                                                               9                     8
                                                                                           --------              --------
            Total adjustments                                                                21,699                 3,132
                                                                                           --------              --------
      Net cash provided by operating activities                                              41,831                22,816
                                                                                           --------              --------
Cash flows from investing activities:
-------------------------------------
      Proceeds from sales of real estate and equipment                                          275                   468
      Additions to property, plant and equipment                                            (13,105)               (6,262)
      Acquisition of new businesses, net of cash                                            (61,789)               (1,525)
                                                                                           --------              --------
      Net cash used for investing activities                                                (74,619)               (7,319)
                                                                                           --------              --------
Cash flows from financing activities:
-------------------------------------
      Principal payments on long-term debt                                                  (46,291)               (7,751)
      Dividends paid                                                                         (1,526)               (1,305)
      Proceeds from borrowings                                                               71,374                  --
      Proceeds from exercise of stock options                                                 4,449                 1,094
      Common stock repurchases                                                                  (50)                   (3)
                                                                                           --------              --------
      Net cash provided by (used for) financing activities                                   27,956                (7,965)
                                                                                           --------              --------
Effect of foreign currency                                                                    2,697                (2,936)
                                                                                           --------              --------
Net (decrease) increase in cash and cash equivalents                                         (2,135)                4,596
                                                                                           --------              --------
Cash and cash equivalents at beginning of period                                             25,495                 8,692
                                                                                           --------              --------
Cash and cash equivalents at end of period                                                $  23,360             $  13,288
                                                                                          =========             =========


                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       Unearned
                                                                                      Portion of   Accumulated
                                               Class B    Additional                  Restricted      Other
                                   Common      Common       Paid in      Retained        Stock    Comprehensive    Treasury
                                    Stock       Stock       Capital      Earnings        Awards       Income         Stock
-----------------------------------------------------------------------------------------------------------------------------
December 31, 2000                  $15,000     $  --        $51,506      $411,866        $ (22)      $(5,626)      $182,500
-----------------------------------------------------------------------------------------------------------------------------
Net earnings                          --          --           --          62,880         --            --             --
Translation adjustments, net          --          --           --            --           --          (1,205)          --
Dividends paid                        --          --           --          (5,443)        --            --             --
Restricted stock awards               --          --              6          --            (77)         --              (72)
Stock options exercised, net          --          --           (730)         --           --            --           (2,456)
Amortization of earned portion
     of restricted stock
     awards                           --          --           --            --             21          --             --
Recapitalization                    (4,382)      4,382        1,750          --           --            --             --
-----------------------------------------------------------------------------------------------------------------------------
December 31, 2001                   10,618       4,382       52,532       469,303          (78)       (6,831)       179,972
-----------------------------------------------------------------------------------------------------------------------------
Net earnings                          --          --           --          20,132         --            --             --
Translation adjustments, net          --          --           --            --           --           8,023           --
Common dividends                      --          --           --          (3,053)        --            --             --
Stock options exercised, net          --          --         (2,484)         --           --            --           (6,883)
Amortization of earned portion
     of restricted stock awards       --          --           --            --              9          --             --
-----------------------------------------------------------------------------------------------------------------------------
June 30, 2002                      $10,618     $4,382       $50,048      $486,382        $ (69)       $ 1,201       $173,089
=============================================================================================================================


                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS of PRESENTATION

         Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multinational manufacturing and service company that designs, manufactures and overhauls precision components and systems and provides highly engineered services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through sixteen manufacturing facilities, forty-four metal treatment service facilities and four aerospace component overhaul locations.

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and such preparation has required the use of management's best estimates and judgments in presenting the consolidated accounts of the Corporation, after elimination of all significant intercompany transactions and accounts. Management's best estimates include assumptions that affect the reported amount of assets, liabilities, revenue and expenses in the accompanying financial statements. The most significant of these estimates include the estimate of costs to complete long-term contracts under the percentage of completion accounting method, the determination of the assumptions used in estimating the future pension liability and other postemployment benefits, the estimate of purchase price allocations to amortizable intangibles and the estimate of future environmental costs. Actual results may differ from these estimates. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year. Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


2. ACQUISITIONS

         MOTION CONTROL SEGMENT
         ----------------------

         PENNY & GILES/AUTRONICS

         On April 1, 2002, the Corporation acquired all of the outstanding shares of Penny and Giles Controls Ltd., Penny and Giles Controls Inc., Penny and Giles Aerospace Ltd., the assets of Penny & Giles International Plc. devoted to its aerospace component business (collectively "Penny and Giles"), and substantially all of the assets of Autronics Corporation ("Autronics") from Spirent Plc. The purchase price of the acquisition, subject to adjustment as provided for in the Share and Asset Purchase Agreement, is $60 million in cash and the assumption of certain liabilities. Approximately $40 million of the purchase price was funded from credit available under the Corporation's Revolving Credit facility. This acquisition has been accounted for as a purchase in the second quarter of 2002. As of the date of acquisition, the excess of the purchase price over the fair value of the net assets acquired was approximately $39 million. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

         Penny and Giles is a leading designer and manufacturer of proprietary position sensors and control hardware for both military and commercial aerospace applications and industrial markets. Autronics is a leading provider of aerospace fire detection and suppression control systems, power conversion products and control electronics.

         The acquired business units, located in Wales, England, Germany and the United States, operate as part of the Motion Control segment.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

         METAL TREATMENT SEGMENT
         -----------------------

         YTSTRUKTUR ARBODA AB

         On April 11, 2002, the Corporation acquired 100% of the stock of Ytstruktur Arboda AB, a metal treatment business located in Arboda, Sweden. This business, specializing in controlled shot peening, non-destructive testing and other metal finishing processes, services the Scandanavian market.

         The purchase price of the acquisition, subject to adjustment as provided for in the Purchase and Sale Agreement, was $1.0 million, which approximated the fair value of the net assets acquired. The fair value of net assets acquired was based on preliminary estimates and may be revised at a later date. This acquisition has been accounted for as a purchase in the second quarter of 2002.

3. RECEIVABLES

         Receivables at June 30, 2002 and December 31, 2001, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for these periods is as follows:


                                                                                      (In thousands)
                                                                                      --------------
                                                                            June 30,                December 31,
                                                                              2002                      2001
                                                                            -------                 ------------
         Billed Receivables:
         -------------------
         Trade and other receivables                                       $ 87,023                   $70,562
          Less: Progress payments applied                                    (5,066)                   (2,393)
                Allowance for doubtful accounts                              (2,685)                   (2,117)
         --------------------------------------------------------------------------------------------------------
            Net billed receivables                                           79,272                    66,052
         --------------------------------------------------------------------------------------------------------
         Unbilled Receivables:
         ---------------------
         Recoverable costs and estimated earnings not billed                 27,679                    24,799
          Less:  Progress payments applied                                   (6,307)                   (8,015)
         --------------------------------------------------------------------------------------------------------
            Net unbilled receivables                                         21,372                    16,784
         --------------------------------------------------------------------------------------------------------
         Notes Receivable                                                     1,018                     3,518
         --------------------------------------------------------------------------------------------------------
         Receivables, net                                                  $101,662                   $86,354
         ========================================================================================================

         The net receivable balance at June 30, 2002 included $12.9 million related to the Corporation's 2002 acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


4. INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 2002 and December 31, 2001 is as follows:

                                                                                         (In thousands)
                                                                                         --------------
                                                                                  June 30,            December 31,
                                                                                    2002                  2001
                                                                                  --------            -----------
         Raw material                                                            $ 41,198              $ 25,761
         Work-in-process                                                           23,994                19,079
         Finished goods and component parts                                        37,846                34,853
         Inventoried costs related to US government and other long-term
           contracts                                                                7,643                 7,248
         ------------------------------------------------------------------------------------------------------
         Gross inventories                                                        110,681                86,941
            Less:  Inventory reserves                                             (21,072)              (14,384)
                   Progress payments applied, principally related to
                     long-term contracts                                          (20,903)              (15,442)
         ------------------------------------------------------------------------------------------------------
         Inventories, net                                                        $ 68,706              $ 57,115
         ======================================================================================================

         Included in the $68.7 million net inventory balance at June 30, 2002 was $11.5 million related to the Corporation's 2002 acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

5. GOODWILL and OTHER INTANGIBLE ASSETS, net

         Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired. Intangible assets include technical manuals, backlog, trademarks, patents/technology and licensing agreements. During the second quarter, the Corporation finalized the allocation of the purchase price, including goodwill and other intangible assets for the seven businesses acquired in 2001. However, the allocation relating to the businesses acquired in the second quarter of 2002 has not been finalized. The value and estimated lives of acquired intangibles for these acquisitions will be adjusted upon finalization of the valuations, which are expected to be completed in the third quarter of 2002. The results for the second quarter and the six months year-to-date include amortization expense from the finalization of the valuations for the Corporation's 2001 acquisitions and an estimate for the 2002 acquisitions.

         Intangible assets are amortized on a straight-line basis over the estimated period benefited but not exceeding 30 years. Intangible assets and accumulated amortization amounted to $25,885,000 and $2,160,000 at June 30, 2002 and $11,683,000 and $841,000 at December
         31, 2001, respectively. Amortization of intangibles for the three and six months ending June 30, 2002 amounted to $727,000 and $1,354,000, respectively. For the comparable periods of 2001 amortization of intangibles amounted to $23,000 and $45,000, respectively. See Note 12 "Recently Issued Accounting Standards", governing the new accounting rules for goodwill and other intangible assets.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6. LONG-TERM DEBT AND CREDIT AGREEMENTS

         On May 13, 2002, the Corporation entered into two new credit agreements aggregating $225 million with a group of eight banks. The Revolving Credit Agreement ("Revolving Credit Agreement") commits a maximum borrowing of $135 million to the Corporation with a limit of $50 million for letters of credit. The commitments made under the Revolving Credit Agreement expire May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also entered into a Short-Term Credit Agreement ("Short-Term Credit Agreement"), which allows for cash borrowings up to $90 million. The Short-Term Credit Agreement expires May 9, 2003, but may be extended, with consent of the bank group, for additional periods not to exceed 364 days each. The outstanding borrowings as of May 13, 2002 under the prior credit agreements were paid in full by funding from the new 2002 revolving credit agreement. As of June 30, 2002 and December 31, 2001, the balance of long-term debt was $47.4 million and $21.4 million, respectively.

7. ENVIRONMENTAL MATTERS

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


8. SEGMENT INFORMATION

         The Company conducts its business operations through three segments:
         Motion Control, Metal Treatment and Flow Control.


                                                                    (In thousands)
                                                                    --------------

                                                             Three Months Ended June 30, 2002
                                                             ---------------------------------

                                     Motion           Metal           Flow         Segment        Corporate      Consolidated
                                     Control        Treatment        Control        Totals         & Other           Totals
                                     -------        ---------        -------       -------        ---------      ------------
Revenue from external customers      $59,771         $27,254         $34,752       $121,777           $--           $121,777
Intersegment revenues                    --              119             --             119            (119)            --
Segment operating income               7,332           3,576           4,634         15,542            (464)          15,078




                                                                    (In thousands)
                                                                    --------------

                                                             Three Months Ended June 30, 2001
                                                             ---------------------------------
                                     Motion           Metal           Flow         Segment        Corporate      Consolidated
                                     Control        Treatment        Control        Totals         & Other           Totals
                                     -------        ---------        -------       -------        ---------      ------------
Revenue from external customers      $35,728          $27,049        $23,827        $86,604           $ --            $86,604
Intersegment revenues                   --                124           --              124            (124)             --
Segment operating income               5,999            4,917          2,683         13,599            (533)           13,066


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)


                                                                     (In thousands)
                                                                     --------------

                                                            Six Months Ended June 30, 2002
                                                            ------------------------------
                                       Motion         Metal          Flow         Segment       Corporate      Consolidated
                                      Control      Treatment(1)     Control        Totals       & Other(2)        Totals
                                      -------      ------------     -------       -------       ----------     -------------
Revenue from external customers       $102,023       $ 52,671      $ 64,870        $219,564      $     -           $219,564
Intersegment revenues                        -            228             -             228         (228)                 -
Segment operating income                14,114          6,336         8,290          28,740         (748)            27,992
Segment assets                         242,975        103,254       113,006         459,235       92,609            551,844


(1) Operating income for Metal Treatment includes non-recurring costs of $451 associated with the relocation of a shot-peening facility.

(2) Operating income for Corporate includes $247 of net environmental remediation and administrative expenses.

                                                                    (In thousands)
                                                                    --------------

                                                            Six Months Ended June 30, 2001
                                                            ------------------------------
                                     Motion          Metal          Flow         Segment        Corporate      Consolidated
                                     Control       Treatment      Control         Totals        & Other           Totals
                                     -------       ---------      -------         ------        --------          ------
Revenue from external customers       $65,685        $54,921       $45,915        $166,521      $   -            $166,521
Intersegment revenues                       -            230             -             230         (230)                -
Segment operating income               10,582         10,380         3,902          24,864         (533)           24,331
Segment assets                         98,229         81,607        90,149         269,985       145,158          415,143


Reconciliation:


                                                                     (In thousands)
                                                 Three months ended                        Six months ended
                                       June 30, 2002        June 30, 2001       June 30, 2002        June 30, 2001
                                       -------------        -------------       -------------        -------------
Consolidated operating income             $15,078              $13,066              $27,992              $24,331
Investment income, net                        380                  650                  511                1,493
Rental income                                  50                1,308                   99                2,342
Pension income, net                         2,254                2,343                4,508                4,687
Other income (expense), net                    18                  (69)                 (90)                (527)
Interest expense                             (466)                (396)                (659)                (645)
                                          -------              -------              -------              -------
Earnings before income taxes              $17,314              $16,902              $32,361              $31,681
                                          =======              =======              =======              =======


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

9.  COMPREHENSIVE INCOME

Total comprehensive income for the periods ended June 30, 2002 and 2001 was as follows:

                                                                       (In thousands)
                                                 Three months ended                        Six months ended
                                         June 30, 2002        June 30, 2001        June 30, 2002       June 30, 2001
                                        ----------------     ----------------     ----------------    ----------------
Net earnings                                  $10,816              $10,465               $20,132          $19,684
Equity adjustment from foreign
    currency translations                       9,344               (1,364)                8,032           (3,590)
                                              -------              -------               -------          -------
Total comprehensive income                    $20,160              $ 9,101               $28,164          $16,094
                                              =======              =======               =======          =======


10. EARNINGS PER SHARE

         Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive shares issuable for the periods. Potentially diluted shares relate primarily to stock options granted. Dilutive shares for the three months ended June 30, 2002 and June 30, 2001 were 308,000 and 210,000, respectively. For the six months ended June 30, 2002 and June 30, 2001, the dilutive shares were 258,000 and 210,000 respectively.

11.  CONTINGENCIES AND COMMITMENTS

         The Corporation's Drive Technology (Drive Technology) subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contained offset obligations to purchase approximately 43.0 million Swiss francs of product from suppliers of the two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5-10% of the unfulfilled obligation at the end of the term of the agreements. As of June 30, 2002, the Corporation has accrued 811,000 Swiss francs (approximately $550,000) included in noncurrent liabilities as a contingency against not achieving compliance with these agreements.

         Consistent with other entities its size, the Corporation is party to legal actions and claims, none of which individually or in the aggregate, in the opinion of management, is expected to have a material adverse effect on the Corporation's results of operations or financial position.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

12. RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting and is effective for business combinations initiated after June 30, 2001. In addition, it requires that the cost of an acquired entity be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The Corporation has not yet determined the final purchase price allocation to goodwill and other intangible assets for the companies acquired in 2002.

         Under the new rules of SFAS No. 142, goodwill is no longer amortized, but is subject to an annual impairment test in accordance with the statement. Certain other intangible assets will continue to be amortized over their useful lives. Accordingly, the Corporation adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. In compliance with the provisions of SFAS No. 142, the Corporation completed its transitional goodwill impairment test during the second quarter of 2002. The testing indicated that the recorded carrying value of the Corporation's goodwill is not impaired as of the January 1, 2002 assessment. The Corporation will complete its annual goodwill impairment test during the third quarter of 2002.

         The following table reflects the pro forma consolidated results adjusted as if SFAS Nos. 141 and 142 were adopted as of January 1, 2001:

         ---------------------------------------------------------------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                            June 30,                          June 30,
                                                     -----------------------         -----------------------
                                                       2002           2001             2002            2001
         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------
         Net Earnings:
         ---------------------------------------------------------------------------------------------------------
         As reported                                 $10,816        $10,465          $20,132          $19,684
         ---------------------------------------------------------------------------------------------------------
         Goodwill amortization, net of tax                 -            274             -                 547
         ---------------------------------------------------------------------------------------------------------
         As adjusted                                 $10,816        $10,739          $20,132          $20,231
         ---------------------------------------------------------------------------------------------------------

         ---------------------------------------------------------------------------------------------------------
         Diluted Earnings Per Share:
         ---------------------------------------------------------------------------------------------------------
         As reported                                   $1.03          $1.02            $1.93            $1.92
         ---------------------------------------------------------------------------------------------------------
         Goodwill amortization, net of tax                 -          $0.03               -             $0.05
         ---------------------------------------------------------------------------------------------------------
         As adjusted                                   $1.03          $1.05            $1.93            $1.97
         ---------------------------------------------------------------------------------------------------------

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

         In October, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The adoption of this standard had no material effect on the Corporation's results of operation or financial condition.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS


RESULTS of OPERATIONS

Three months ended June 30, 2002
--------------------------------

Sales for the second quarter of 2002 totaled $121.8 million, an increase of 41% from the sales of $86.6 million for the second quarter of 2001. Orders received for the current quarter of $117.8 million were up 13% over the orders of $104.2 million for the second quarter of 2001. Sales for the second quarter of 2002, as compared to the same period last year, benefited from the recent acquisitions. Approximately $38.0 million of second quarter sales were the result of acquisitions completed in 2001 and 2002. Excluding acquisitions, 2002 sales are near prior year levels despite a significant reduction in production schedules of commercial aircraft and a sharp decline in the overhaul and repair services provided to the global airline industry. In contrast, the quarter benefited from higher sales of nuclear products to both the commercial and naval markets and strong growth in aerospace and land based defense related sales.

Operating income for the second quarter of 2002 totaled $15.1 million, an increase of 15% from operating income of $13.1 million for the same period last year. The increase is primarily attributed to the contributions of our recent acquisitions, which amounted to $3.3 million, and strong organic growth in our base flow control business. Other factors contributing to this increase include favorable foreign currency translation in the amount of $0.4 million and the implementation of SFAS Nos. 141 and 142, which eliminated the amortization of goodwill effective January 1, 2002. The prior year's second quarter included goodwill amortization of $0.4 million. These improvements were partially offset by lower margins as a result of lower volume in the commercial aerospace and overhaul and repair service businesses combined with increased operating costs associated with the start-up of several facilities within our Metal Treatment segment.

Net earnings for the second quarter of 2002 totaled $10.8 million, or $1.03 per diluted share, an increase of 1% from net earnings for the second quarter of 2001 of $10.5 million, or $1.02 per diluted share. The second quarter of 2002 benefited from the contributions of our recent acquisitions, organic growth in our base flow control business and the elimination of goodwill amortization as referred to above and discussed in Note 12. The 2001 second quarter included higher net earnings of $1.0 million or $0.09 per diluted share from the combination of rental income associated with a property which was sold in December 2001 and higher investment income generated from cash resources which have since been utilized for acquisitions.

RESULTS of OPERATIONS

Six Months Ended June 30, 2002
------------------------------

Sales for the first half of 2002 increased 32% to $219.6 million, as compared with $166.5 million for the same prior year period. New orders totaled $213.9 million, 25%

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

above the same six-month period of last year. These improvements were due principally to the acquisitions made during 2001 and 2002.

Operating income for the first six months of 2002 was $28.0 million, a 15% increase over the $24.3 million for the six months of 2001. This improvement was primarily the result of the Corporation's recent acquisitions amounting to $3.8 million. The 2001 results included $0.9 million of goodwill amortization compared with no goodwill amortization in 2002 as a result of the implementation of SFAS Nos. 141 and 142. The favorable foreign currency translation impact on operating income in the second quarter of 2002 in the amount of $0.4 million offset the unfavorable impact from the first quarter resulting in an insignificant year-to-date impact.

Net earnings for the first six months of 2002 were $20.1 million, or $1.93 per diluted share, as compared to $19.7 million, or $1.92 per diluted share, for the six months ended June 30, 2001. This increase reflects the contributions from our recent acquisitions and the elimination of goodwill amortization, offset by decreases in investment income of $0.6 million resulting from cash resources having been utilized for acquisitions and rental income of $1.4 million resulting from the sale of the Wood-Ridge business complex in December 2001. Also affecting net earnings for the six months ended June 30, 2002 were some unusual items, the net effect of which had an unfavorable impact of $0.3 million. These items included costs associated with the relocation of a Metal Treatment facility, the loss on securities received from the demutualization of an insurance company and the gain on the sale of real property.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
         FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating Performance:

Motion Control
--------------

Sales for the Corporation's Motion Control segment were $59.8 million for the second quarter and $102.0 million for the first six months of 2002, respectively. This represents a 67% increase over second quarter 2001 sales of $35.7 million and a 55% increase over sales of $65.7 million for the six months ended June 30, 2001. These improvements were largely the result of acquisitions, which amounted to $28.6 million and $38.0 million for the quarter and six months ended June 30, 2002, respectively, partially offset by lower sales in base businesses. The decline in the base business was due to reduced volume associated with the overhaul and repair services provided to the global airline industry and lower commercial aircraft production by our major customers. Sales increased in the second quarter for defense related products compared to the second quarter last year.

The segment's second quarter operating income of $7.3 million represents a 22% increase over second quarter 2001 operating income of $6.0 million. For the six months ended June 30, 2002, the segment's operating income was $14.1 million, which represented a 33% increase over the $10.6 million for the comparable period last year. Operating income for the second quarter benefited from the segment's recent acquisitions, stronger margins from aerospace defense related sales, continued margin improvement at our Swiss-based business providing aiming and stabilizing systems for land-based military vehicles, the favorable impact of foreign currency translation and the elimination of goodwill amortization. While cost reductions improved the profitability in overhaul and repair services, profits were below those experienced in the second quarter of 2001 because of the lower sales levels.

New orders received for the Motion Control segment totaled $60.0 million in the second quarter of 2002 and $89.7 million for the first half of 2002, representing an increase of 3% and 17%, respectively, from the same periods in 2001. New orders from recent acquisitions amounted to $28.8 million and $43.2 million for the quarter and six months ended June 30, 2002.

Metal Treatment
---------------

Sales for the Corporation's Metal Treatment segment totaled $27.3 million for the second quarter of 2002 which is slightly above the 2001 second quarter sales of $27.0 million. For the six months ended June 30, 2002, sales were $52.7 million, which represented a 4% decline from the $54.9 million for the six months ended June 30, 2001. Both the quarter and six months ended June 30, 2002 included sales from recent acquisitions in the amount of $1.5 million and $2.6 million, respectively. Overall industrial market softness, slowdowns in the commercial aerospace markets, and weakness in the heat treating markets contributed to the lower volume for the six months ended June 30, 2002. However, when compared to the first quarter of 2002,

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

second quarter sales increased 7% resulting from an increase in shot-peening sales in both North America and Europe.

Operating income for the second quarter of 2002 declined 27% to $3.6 million from $4.9 million for the same period last year. This decline is primarily the result of unfavorable sales mix in the second quarter of 2002, which yielded lower gross margins than in the comparable 2001 period, combined with start-up costs at three new facilities. Comparing 2002 six months year to date to the prior year, operating income decreased 39% from $10.4 million in 2001 to $6.3 million in 2002. The year-to-date reduction in operating income is due to reduced volume, start-up costs at new facilities, and certain non-recurring costs associated with the relocation of one of the segment's shot peening facilities. However, operating margins have increased in the second quarter over this year's first quarter even after adjusting for the non-recurring costs noted above.

New orders received for the Metal Treatment segment totaled $27.5 million in the second quarter of 2002, and $53.0 million for the first half of 2002 as compared to $27.1 million and $55.2 million in the respective prior year periods.

Flow Control
------------

The Corporation's Flow Control segment sales of $34.8 million for the second quarter of 2002 represented a 46% increase over second quarter 2001 sales of $23.8 million. For the six months ended June 30, 2002, sales were $64.9 million, an increase of 41% over sales for the comparable prior year period. The contribution from recent acquisitions amounted to $7.9 million and $13.5 million for the quarter and six months ended June 30, 2002, respectively. In addition, higher sales in the base businesses, including nuclear products for the navy and power generation plants, as well as increased sales to non-nuclear commercial markets also contributed to this improvement. Excluding acquisitions, sales for the base business increased 15% for the quarter and 13% for the six months ended June 30, 2002.

Operating income for the second quarter of 2002 increased 73% to $4.6 million as compared to $2.7 million for the second quarter of 2001. For the six months ended June 30, 2002, operating profit of $8.3 million represented a 113% increase over the $3.9 million for the comparable year period. These improvements resulted from the higher sales volumes, improved margins on flow control products for nuclear applications, overall cost reduction programs and the elimination of goodwill amortization. Operating income from recent acquisitions for the three and six months ended June 30, 2002 amounted to $0.7 million and $1.1 million, respectively.

New orders received for the Flow Control segment totaled $30.5 million in the second quarter of 2002 and $71.5 million for the first half of 2002, representing an increase of

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

59% and 82%, respectively. The increase in new orders includes the contribution from recent acquisitions, which amounted to $8.9 million for the second quarter of 2002 and $15.7 million for the six months ended June 30, 2002.

Corporate and Other Expenses
----------------------------

The Corporation had a non-segment operating loss of $0.5 million in both the second quarter of 2002 and 2001. The 2002 quarter included non-recurring commitment fee expenses associated with the Corporation's prior credit agreements and certain system software costs. During the second quarter of 2001, the Corporation incurred costs in connection with its recapitalization plan, which were partially offset by net proceeds from a small environmental insurance settlement.

The non-segment operating loss for the first half of 2002 also included net environmental remediation costs associated with a facility the Corporation sold years ago.

Non-Operating Revenues and Costs
--------------------------------

For the second quarter of 2002, the Corporation recorded other non-operating net revenue totaling $2.2 million, compared with $3.8 million for the second quarter of 2001. The decrease was caused primarily by lower rental income due to the sale of our Wood-Ridge property and lower investment income due to lower short-term investment balances which were utilized to fund acquisitions, and lower interest rates. The six months ended June 30, 2002 also included losses on the sales of securities received relative to the demutualization of an insurance company.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Corporation's working capital was $141.9 million at June 30, 2002, a decrease of 5% from the working capital at December 31, 2001 of $149.9 million. The ratio of current assets to current liabilities remained constant at 3.0 at June 30, 2002 and December 31, 2001.

Cash, cash equivalents and short-term investments totaled $23.8 million in the aggregate at June 30, 2002, down 65% from $67.2 million at the prior year-end. Days sales outstanding at June 30, 2002 increased to 62 days from 59 at December 31, 2001.

Items affecting the Corporation's cash flow during the six months ended June 30, 2002 included a large tax payment related to the gain on the sale of our Wood-Ridge facility and $61.8 million related to the acquisitions of new businesses.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

As of June 30, 2002, the Corporation had two credit agreements aggregating $225 million with a group of eight banks. The Revolving Credit Agreement ("Revolving Credit Agreement") commits a maximum of $135 million over five years to the Corporation for cash borrowings and letters of credit. The commitments made under the Revolving Credit Agreement expire May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also had in effect a Short-Term credit Agreement ("Short-Term Credit Agreement"), which allows for cash borrowings up to $90 million. The Short-Term Agreement expires May 9, 2003, but may be extended, with consent of the bank group, for additional periods not to exceed 364 days. Cash borrowings (excluding letters of credit) under the two credit agreements at June 30, 2002 were $33.4 million compared with cash borrowings of $8.0 million at December 31, 2001 under the prior credit agreements. All outstanding borrowings under the prior agreements were paid in full through funding from the new agreements. The unused credit available under the existing agreements at June 30, 2002 was $172.7 million.

The loans outstanding under the Revolving Credit Agreement and Industrial Revenue Bonds totaling $13.4 million at June 30, 2002 and December 31, 2001 had variable interest rates averaging 2.38% for the second quarter of 2002 and 3.23% for 2001.

For the first six months of 2002, internally available funds were adequate to meet capital expenditures of $13.1 million. Expenditures incurred during the first six months were primarily for new and replacement machinery and equipment within the operating segments. The Corporation is expected to make additional capital expenditures of approximately $21.4 million during the balance of the year, primarily for machinery and equipment for the operating segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year. A combination of cash resources and $40 million in funds available under the Corporation's Revolving Credit Agreement were utilized for the funding of acquisitions during the first six months of 2002. Of the $40 million initially borrowed, $14 million has been repaid with the use of internally generated funds.

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

Pension asset. The Corporation, in consultation with its actuary, determines the appropriate assumptions for use in determining the liability for future pensions and other postretirement benefits. For the quarter and six months ended June 30, 2002, the Corporation recognized pension income of $2.3 million and $4.5 million, respectively, as the excess of amounts funded for the pension plan in prior years together with actual and expected earnings on those assets, over the calculated liability. As of June 30, 2002, the prepaid pension cost was $75.3 million. The timing and amount of future pension income to be recognized each year will be dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, and the actual and expected investment returns of the assets in the pension trust.

Environmental reserves. The Corporation provides for environmental reserves when, in conjunction with its counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when the Corporation first records a liability for a particular site. Factors that affect the recorded amount of the liability in future years include: the Corporation's participation percentage due to the settlement by or bankruptcy of other Potentially Responsible Parties; a change in the environmental laws with more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation.

Goodwill and other intangible assets. At June 30, 2002, the Corporation had $139 million in goodwill and other intangible assets related to acquisitions made in 2002 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

                                 PART I - ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the six months ended June 30, 2002. Information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward- looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward- looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) an economic downturn; (iii) unanticipated environmental remediation expenses or claims; (iv) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (v) changes in the competitive marketplace and/or customer requirements; (vi) an inability to perform customer contracts at anticipated cost levels and (vii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS and REPORTS on FORM 8-K

         (a)     Exhibits

                 Exhibit 4.1             Revolving Credit Agreement dated May 13, 2002, between Registrant, the Lender parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia, as Agent
                                         (incorporated by reference to exhibit 4.1 of the Corporation's Form
                                         10-Q for the quarterly period ended March 31, 2002.)

                 Exhibit 4.2             Short-Term Credit Agreement dated May 13, 2002, between Registrant, the Lender parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia, as Agent
                                         (incorporated by reference to exhibit 4.1 of the Corporation's Form
                                         10-Q for the quarterly period ended March 31, 2002.)

                  Exhibit 10.1           Consulting Agreement dated June 18, 2002 between Registrant and
                                         Gerald Nachman, filed herewith

                  Exhibit 99.1           Certification of Martin R. Benante, Chairman and CEO, Pursuant to 18
                                         U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                                         Sarbanes-Oxley Act of 2002, filed herewith

                  Exhibit 99.2           Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to
                                         18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                         Sarbanes-Oxley Act of 2002, filed herewith


         (b)      Reports on Form 8-K

                  1. On April 15, 2002, the Company filed a report on Form 8-K reporting under Item 2, the April 1, 2002 purchase of certain assets and stock from Spirent Plc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CURTISS-WRIGHT CORPORATION
                                              ---------------------------------
                                                       (Registrant)


                                              By: /s/ Glenn E. Tynan
                                                  ------------------------------
                                                  Glenn E. Tynan
                                                  Vice President Finance
                                                  Chief Financial Officer

Dated:  August 14, 2002