Form 10-Q
period 2002-09-30
CURTISS WRIGHT CORP
filed 2002-11-15
CIK 26324

                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                          Commission File Number 1-134

                           CURTISS-WRIGHT CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                      Delaware                        13-0612970
           -------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

              1200 Wall Street West
               Lyndhurst, New Jersey                     07071
               ---------------------                     -----
      (Address of principal executive offices)        (Zip Code)

                                 (201) 896-8400
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, par value $1.00 per share: 5,865,654 shares (as of October 31,
2002). Class B Common Stock, par value $1.00 per share: 4,382,102 shares (as of October 31 2002).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Consolidated Balance Sheets                                 3

                  Consolidated Statements of Earnings                         4

                  Consolidated Statements of Cash Flows                       5

                  Consolidated Statements of Stockholders' Equity             6

                  Notes to Consolidated Financial Statements                 7-17

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 18-26

Item 3 - Quantitative and Qualitative Disclosures about Market Risk           27

Item 4 - Controls and Procedures                                              27

         Forward-Looking Information                                         27-28

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                     29

Signature                                                                     30

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       (UNAUDITED)
                                                      September 30,    December 31,
                                                           2002           2001(1)
                                                        --------        --------
Assets
  Current Assets:
     Cash and cash equivalents                          $ 37,486        $ 25,495
     Short-term investments                                  164          41,658
     Receivables, net                                     99,610          86,354
     Inventories, net                                     66,481          57,115
     Deferred tax assets, net                              8,964           9,565
     Other current assets                                  8,193           5,770
                                                        --------        --------
       Total current assets                              220,898         225,957
  Property, plant and equipment, at cost                 276,314         226,435
  Less: accumulated depreciation                         149,430         121,914
                                                        --------        --------
     Property, plant and equipment, net                  126,884         104,521
  Prepaid pension costs                                   75,437          70,796
  Goodwill and other intangible assets, net              136,541          92,630
  Property held for sale                                   2,460           2,460
  Other assets                                             3,576           4,064
                                                        --------        --------
       Total Assets                                     $565,796        $500,428
                                                        ========        ========
Liabilities
  Current Liabilities:
     Accounts payable                                   $ 25,427        $ 19,362
     Accrued expenses                                     29,544          23,163
     Income taxes payable                                  7,378          17,704
     Other current liabilities                            13,725          15,867
                                                        --------        --------
       Total current liabilities                          76,074          76,096
  Long-term debt                                          47,036          21,361
  Deferred income taxes, net                              28,912          26,043
  Accrued postretirement benefit costs                     1,635           5,335
  Other liabilities                                       20,834          21,639
                                                        --------        --------
       Total Liabilities                                 174,491         150,474
                                                        --------        --------
Stockholders' Equity
  Common stock, $1 par value                              10,618          10,618
  Class B common stock, $1 par value                       4,382           4,382
  Capital surplus                                         49,796          52,532
  Retained earnings                                      496,146         469,303
  Unearned portion of restricted stock                       (64)            (78)
  Accumulated other comprehensive income                   2,326          (6,831)
                                                        --------        --------
                                                         563,204         529,926
  Less:  cost of treasury stock                          171,899         179,972
                                                        --------        --------
       Total Stockholders' Equity                        391,305         349,954
                                                        --------        --------
       Total Liabilities and Stockholders' Equity       $565,796        $500,428
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

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                      (In thousands except per share data)

                                            Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                           2002         2001(1)       2002        2001(1)
                                         ---------    ---------    ---------    ---------
  Net Sales                              $ 119,641    $  79,420    $ 339,205    $ 245,941
  Cost of sales                             78,442       49,233      218,152      152,906
                                         ---------    ---------    ---------    ---------
     Gross Profit                           41,199       30,187      121,053       93,035

  Research & development expenses            3,092        1,257        7,604        3,179
  Selling expenses                           8,245        4,375       21,131       13,455
  General and administrative expenses       16,312       13,403       50,529       40,875
  Environmental remediation and
    administrative expenses, net               999           54        1,246           97
                                         ---------    ---------    ---------    ---------
     Operating income                       12,551       11,098       40,543       35,429

  Investment income                            118          834          629        2,327
  Rental income                                 49          461          148        2,471
  Pension income, net                        2,254        2,864        6,762        7,551
  Other income (expense), net                3,641         (234)       3,551         (429)
  Interest expense                            (380)        (272)      (1,039)        (917)
                                         ---------    ---------    ---------    ---------
  Earnings before income taxes              18,233       14,751       50,594       46,432
  Provision for income taxes                 6,921        6,028       19,150       18,025
                                         ---------    ---------    ---------    ---------
  Net earnings                           $  11,312    $   8,723    $  31,444    $  28,407
                                         =========    =========    =========    =========
  Basic earnings per share               $    1.10    $    0.87    $    3.09    $    2.82
                                         =========    =========    =========    =========
  Diluted earnings per share             $    1.08    $    0.85    $    3.01    $    2.78
                                         =========    =========    =========    =========
  Dividends per share                    $    0.15    $    0.13    $    0.45    $    0.39
                                         =========    =========    =========    =========
  Weighted average shares outstanding:

     Basic                                  10,238       10,073       10,188       10,057
     Diluted                                10,470       10,224       10,430       10,208

(1) Certain prior year information has been reclassified to conform to current presentation.

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             2002            2001
                                                                           -------         -------
Cash flows from operating activities:
-------------------------------------
  Net earnings                                                             $31,444         $28,407
                                                                           -------         -------
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                         12,802          11,271
      Net losses (gains) on short-term investments                              44             (32)
      Net (gains) losses on sales of real estate and equipment                (661)              2
      Non-cash pension income                                               (4,701)         (7,551)
      Deferred income taxes                                                  3,470            (256)
      Changes in operating assets and liabilities, net of businesses acquired:
         Proceeds from sales of short-term investments                      77,050         206,037
         Purchases of short-term investments                               (35,600)       (205,237)
         Decrease (increase) in receivables                                  1,440          (1,681)
         Increase in inventory                                              (3,827)           (838)
         Increase in progress payments                                       3,772           3,928
         Increase in accounts payable and accrued expenses                     340           1,771
         (Decrease) increase in income taxes payable                       (10,356)          5,392
         (Increase) decrease in other assets                                (3,470)            249
         Decrease in other liabilities                                      (7,049)         (2,432)
         Other, net                                                             14             486
                                                                           -------         -------
            Total adjustments                                               33,268          11,109
                                                                           -------         -------
      Net cash provided by operating activities                             64,712          39,516
                                                                           -------         -------
Cash flows from investing activities:
-------------------------------------
      Proceeds from sales of real estate and equipment                       2,492             643
      Additions to property, plant and equipment                           (22,605)        (12,591)
      Acquisition of new businesses, net of cash                           (62,122)         (1,525)
                                                                           -------         -------
      Net cash used for investing activities                               (82,235)        (13,473)
                                                                           -------         -------
Cash flows from financing activities:
-------------------------------------
      Debt repayments                                                      (54,036)         (7,751)
      Dividends paid                                                        (3,062)         (2,620)
      Proceeds from borrowings                                              78,722               -
      Proceeds from exercise of stock options                                5,387           1,309
      Common stock repurchases                                                 (50)             (3)
                                                                           -------         -------
      Net cash provided by (used for) financing activities                  26,961          (9,065)
                                                                           -------         -------
Effect of foreign currency                                                   2,553          (1,675)
                                                                           -------         -------
Net increase in cash and cash equivalents                                   11,991          15,303
                                                                           -------         -------
Cash and cash equivalents at beginning of period                            25,495           8,692
                                                                           -------         -------
Cash and cash equivalents at end of period                                 $37,486         $23,995
                                                                           =======         =======

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Unearned
                                                                                 Portion of   Accumulated
                                               Class B  Additional               Restricted      Other
                                   Common      Common      Paid        Retained    Stock     Comprehensive   Treasury
                                    Stock       Stock   in Capital     Earnings    Awards        Income       Stock
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
December 31, 2000                  $15,000     $    -     $51,506      $411,866     $(22)       $(5,626)     $182,500
----------------------------------------------------------------------------------------------------------------------
Net earnings                             -          -           -        62,880        -                            -
Translation adjustments, net             -          -           -             -        -         (1,205)            -
Dividends paid                           -          -           -        (5,443)       -              -             -
Restricted stock awards                  -          -           6             -      (77)             -           (72)
Stock options exercised, net             -          -        (730)            -        -              -        (2,456)
Amortization of earned portion
  of restricted stock awards             -          -           -             -       21              -             -
Recapitalization                    (4,382)     4,382       1,750             -        -              -             -
----------------------------------------------------------------------------------------------------------------------
December 31, 2001                   10,618      4,382      52,532       469,303      (78)        (6,831)       179,972
----------------------------------------------------------------------------------------------------------------------
Net earnings                             -          -           -        31,444        -              -             -
Translation adjustments, net             -          -           -             -        -          9,157             -
Dividends paid                           -          -           -        (4,601)       -              -             -
Stock options exercised, net             -          -      (2,736)            -        -              -        (8,073)
Amortization of earned portion
  of restricted stock awards             -          -           -             -       14              -             -
----------------------------------------------------------------------------------------------------------------------
September 30, 2002                 $10,618     $4,382     $49,796      $496,146     $(64)        $2,326      $171,899
======================================================================================================================

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

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and such preparation has required the use of management's best estimates and judgments in presenting the consolidated accounts of the Corporation, after elimination of all significant intercompany transactions and accounts. Management's best estimates include assumptions that affect the reported amount of assets, liabilities, revenue, and expenses in the accompanying financial statements. The most significant of these estimates include the estimate of costs to complete long-term contracts under the percentage of completion accounting method, the determination of the assumptions used in estimating the future pension liability and other postemployment benefits, the estimate of purchase price allocations to amortizable intangibles and the estimate of future environmental costs. Actual results may differ from these estimates. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2001 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for the full year. Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

2. ACQUISITIONS

         MOTION CONTROL SEGMENT
         ----------------------

         PENNY & GILES/AUTRONICS

         On April 1, 2002, the Corporation acquired all of the outstanding shares of Penny and Giles Controls Ltd., Penny and Giles Controls Inc., Penny and Giles Aerospace Ltd., the assets of Penny & Giles International Plc. devoted to its aerospace component business (collectively "Penny and Giles"), and substantially all of the assets of Autronics Corporation ("Autronics") from Spirent Plc. The purchase price of the acquisition, subject to adjustment as provided for in the Share and Asset Purchase Agreement, is $60 million in cash and the assumption of certain liabilities. Approximately $40 million of the purchase price was funded from credit available under the Corporation's Revolving Credit facility. This acquisition was accounted for as a purchase in the second quarter of 2002. As of the date of acquisition, the excess of the purchase price over the fair value of the net assets acquired was approximately $39 million. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

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

         The purchase price of the acquisition, subject to adjustment as provided for in the Purchase and Sale Agreement, was $1.0 million, which approximated the fair value of the net assets acquired. The fair value of net assets acquired was based on preliminary estimates and may be revised at a later date. This acquisition was accounted for as a purchase in the second quarter of 2002.

3. RECEIVABLES

         Receivables at September 30, 2002 and December 31, 2001, include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for these periods is as follows:

                                                          (In thousands)
                                                   September 30,    December 31,
                                                        2002           2001
                                                   -------------    ------------
         Billed Receivables:
         -------------------
         Trade and other receivables                  $79,320        $70,562
         Less: Progress payments applied               (4,989)        (2,393)
                Allowance for doubtful accounts        (2,190)        (2,117)
         -----------------------------------------------------------------------
            Billed receivables, net                    72,141         66,052
         -----------------------------------------------------------------------
         Unbilled Receivables:
         ---------------------
         Recoverable costs and estimated earnings
           not billed                                  33,186         24,799
         Less:  Progress Payments applied              (6,719)        (8,015)
         -----------------------------------------------------------------------
            Unbilled receivables, net                  26,467         16,784
         -----------------------------------------------------------------------
         Notes Receivable                               1,002          3,518
         -----------------------------------------------------------------------
         Receivables, net                             $99,610        $86,354
         =======================================================================

         The net receivable balance at September 30, 2002 included $12.4 million related to the Corporation's 2002 acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

4. INVENTORIES

         Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 2002 and December 31, 2001 is as follows:

                                                                                   (In thousands)
                                                                            September 30,   December 31,
                                                                                 2002           2001
                                                                            -------------   ------------
         Raw material                                                         $ 41,594       $ 25,761
         Work-in-process                                                        26,658         19,079
         Finished goods and component parts                                     34,265         34,853
         Inventoried costs related to US government and other long-term
           contracts                                                             7,832          7,248
         -----------------------------------------------------------------------------------------------
         Gross inventories                                                     110,349         86,941
            Less:  Inventory reserves                                          (21,827)       (14,384)
                   Progress payments applied, principally related to
                     long-term contracts                                       (22,041)       (15,442)
         -----------------------------------------------------------------------------------------------
         Inventories, net                                                     $ 66,481       $ 57,115
         ===============================================================================================

         The net inventory balance at September 30, 2002 included $11.9 million related to the Corporation's 2002 acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

5. GOODWILL and OTHER INTANGIBLE ASSETS, net

         Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired. Intangible assets include technical manuals, backlog, trademarks, patents/technology and licensing agreements. During the second quarter, the Corporation finalized the allocation of the purchase price, including goodwill and other intangible assets for the seven businesses acquired in 2001. However, the purchase price allocation relating to the businesses acquired in the second quarter of 2002 has not been finalized. The value and estimated lives of acquired intangibles for these acquisitions will be adjusted upon finalization of the valuations, which is expected to be completed in the fourth quarter of 2002. The results for the third quarter and the nine months year-to-date include amortization expense from the final valuations for the Corporation's 2001 acquisitions, and an estimate for the 2002 acquired intangibles.

         Intangible assets are amortized on a straight-line basis over the estimated period benefited but not exceeding 30 years. Intangible assets and accumulated amortization amounted to $22,954,000 and $2,060,000, respectively, at September 30, 2002, and $11,683,000 and
         $841,000, respectively, at December 31, 2001. Amortization of intangibles for the three months ended September 30, 2002 amounted to a credit of ($135,000) resulting from the finalization of valuations for the 2001 acquisitions. Amortization of intangibles for the nine months ended September 30, 2002 amounted to $1,219,000. For the three and nine month periods of 2001, amortization of intangibles amounted to $23,000 and $68,000, respectively. See Note 12 "Recently Issued Accounting Standards", governing the new accounting rules for goodwill and other intangible assets.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6. LONG-TERM DEBT AND CREDIT AGREEMENTS

         On May 13, 2002, the Corporation entered into two credit agreements aggregating $225 million with a group of eight banks. The Revolving Credit Agreement ("Revolving Credit Agreement") offers a maximum borrowing of $135 million to the Corporation with a limit of $50 million for letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also entered into a Short-Term Credit Agreement ("Short-Term Credit Agreement"), which allows for cash borrowings up to $90 million. The Short-Term Credit Agreement expires May 9, 2003, but may be extended, with consent of the bank group, for additional periods not to exceed 364 days each. The outstanding borrowings as of May 13, 2002 under the prior credit agreements were paid in full by funding from the new 2002 revolving credit agreement. As of September 30, 2002 and December 31, 2001, the balance of long-term debt was $47.0 million and $21.4 million, respectively.

7. ENVIRONMENTAL MATTERS

         The Corporation establishes a reserve for a potential environmental liability when it concludes that a determination of legal liability is probable based upon the advice of counsel. Such amounts reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent current values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions, and are not discounted for the time value of money.

         The Corporation has continued the operation of the ground water and soil remediation activities at a previously owned facility located in Wood-Ridge, New Jersey, which was sold in December 2001. The Corporation remains responsible for this remediation in accordance with the sale agreement.

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

                                                                       (In thousands)
                                                            Three Months Ended September 30, 2002
                                       Motion          Metal         Flow           Segment     Corporate     Consolidated
                                      Control        Treatment      Control         Totals      & Other(1)        Totals
                                      -------        ---------      -------         ------      ----------        ------
Revenue from external customers       $61,895         $27,067       $30,679        $119,641     $     -          $119,641
Intersegment revenues                       -             136             -             136         (136)               -
Operating income                        6,325           4,234         3,267          13,826       (1,275)          12,551

(1) Operating income for Corporate includes $1,000 of net environmental remediation and administrative expenses.

                                                                       (In thousands)
                                                            Three Months Ended September 30, 2001
                                       Motion          Metal         Flow           Segment      Corporate     Consolidated
                                      Control        Treatment      Control         Totals        & Other         Totals
                                      -------        ---------      -------         ------       ----------       ------
Revenue from external customers       $30,006        $26,501       $22,913          $79,420        $    -         $79,420
Intersegment revenues                       -            115             -              115          (115)              -
Operating income                        4,076          4,605         2,424           11,105            (7)         11,098

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                                       (In thousands)
                                                            Nine Months Ended September 30, 2002
                                       Motion          Metal         Flow           Segment     Corporate     Consolidated
                                      Control      Treatment(1)     Control         Totals      & Other(2)        Totals
                                      -------      ------------     -------         ------      ----------        ------
Revenue from external customers       $163,918        $79,738       $95,549        $339,205       $    -           $339,205
Intersegment revenues                        -            364             -             364          (364)                -
Operating income                        20,439         10,570        11,557          42,566        (2,023)           40,543
Assets                                 249,748        105,026       116,960         471,734        94,062           565,796

(1) Operating income for Metal Treatment includes non-recurring costs of $451 associated with the relocation of a shot-peening facility.

(2) Operating income for Corporate includes $1,247 of net environmental remediation and administrative expenses.

                                                                       (In thousands)
                                                            Nine Months Ended September 30, 2001
                                       Motion          Metal         Flow           Segment     Corporate     Consolidated
                                      Control        Treatment      Control         Totals       & Other         Totals
                                      -------        ---------      -------         ------       -------         ------
Revenue from external customers        $95,691        $81,422       $68,828        $245,941      $      -        $245,941
Intersegment revenues                        -            345             -             345          (345)              -
Operating income                        14,658         14,985         6,326          35,969          (540)         35,429
Assets                                  95,203         87,385        90,865         273,453       161,497         434,950


Reconciliation:                                                       (In thousands)
                                                 Three months ended                        Nine months ended
                                         September 30,        September 30,        September 30,       September 30,
                                             2002                 2001                 2002                2001
                                           -------              -------              -------             -------
Consolidated operating income              $12,551              $11,098              $40,543             $35,429
Investment income, net                         118                  834                  629               2,327
Rental income                                   49                  461                  148               2,471
Pension income, net                          2,254                2,864                6,762               7,551
Other income (expense), net                  3,641                 (234)               3,551                (429)
Interest expense                              (380)                (272)              (1,039)               (917)
                                           -------              -------              -------             -------
Earnings before income taxes               $18,233              $14,751              $50,594             $46,432
                                           =======              =======              =======             =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

9. COMPREHENSIVE INCOME

         Total comprehensive income for the periods ended September 30, 2002 and 2001 was as follows:

                                                           (In thousands)
                                        Three months ended                  Nine months ended
                                   September 30,  September 30,        September 30,  September 30,
                                        2002          2001                  2002          2001
                                      -------       --------              -------       -------
Net earnings                          $11,312        $ 8,723              $31,444       $28,407
Equity adjustment from foreign
  currency translation                  1,125          1,956                9,157        (1,634)
                                      -------        -------              -------       -------
Total comprehensive income            $12,437        $10,679              $40,601       $26,773
                                      =======        =======              =======       =======

         The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Company's non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.


10. EARNINGS PER SHARE

         Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive shares issuable for the periods. Potentially diluted shares relate primarily to stock options granted and exercisable. Dilutive shares for the three months ended September 30, 2002 and September 30, 2001 were 233,000 and 151,000, respectively. For the nine months ended September 30, 2002 and September 30, 2001, the dilutive shares were 243,000 and 187,000, respectively.

11. CONTINGENCIES AND COMMITMENTS

         The Corporation's subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contain offset obligations to purchase approximately 43.0 million Swiss francs of product from suppliers of the two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5-10% of the unfulfilled obligation at the end of the term of the agreements. As of September 30, 2002, the Corporation has accrued 840,000 Swiss francs (approximately $569,000) included in noncurrent liabilities as a contingency against not achieving compliance with these agreements.

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

         Under SFAS No. 142, goodwill is no longer amortized, but is subject to an annual impairment test. Certain other intangible assets will continue to be amortized over their useful lives. Accordingly, the Corporation adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. In compliance with the provisions of SFAS No. 142, the Corporation completed its transitional goodwill impairment test during the second quarter of 2002 and its annual goodwill impairment test during the third quarter of 2002. The testing indicated that the recorded carrying value of the Corporation's goodwill is not impaired as of these assessments.

         The following table reflects the pro forma consolidated results adjusted as if SFAS Nos. 141 and 142 were adopted as of January 1, 2001:

         ----------------------------------------------------------------------------------------------------
                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                               --------------------------------------------------------------
                                                       2002            2001            2002             2001
         ----------------------------------------------------------------------------------------------------
         ----------------------------------------------------------------------------------------------------
         Net Earnings:
         ----------------------------------------------------------------------------------------------------
         As reported                                 $11,312          $8,723         $31,144          $28,407
         ----------------------------------------------------------------------------------------------------
         Goodwill amortization, net of tax                 -             269               -              816
         ----------------------------------------------------------------------------------------------------
         As adjusted                                 $11,312          $8,992         $31,144          $29,223
         ----------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------
         Diluted Earnings Per Share:
         ----------------------------------------------------------------------------------------------------
         As reported                                   $1.08           $0.85           $3.01            $2.78
         ----------------------------------------------------------------------------------------------------
         Goodwill amortization, net of tax                 -           $0.03               -            $0.08
         ----------------------------------------------------------------------------------------------------
         As adjusted                                   $1.08           $0.88           $3.01            $2.86
         ----------------------------------------------------------------------------------------------------

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

         In June, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement applies to costs associated with an exit or disposal activities, whereas liabilities for a cost associated with these activities shall be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard is anticipated to have no material effect on the Corporation's results of operation or financial condition.

13. SUBSEQUENT EVENTS

          Acquisition

          On October 28, 2002, the Corporation acquired the net assets of the Electro-Mechanical Division ("EMD") of Westinghouse Government Services Company LLC. The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $80 million in cash and the assumption of certain operating liabilities. The purchase price was funded from the credit available from the Corporation's Revolving Credit Agreement. This acquisition will be accounted for as a purchase in the fourth quarter of 2002.

          EMD is a world leader in the design, development, manufacture and qualification of the most advanced, proven and reliable critical function pumps, ship service turbine motors, generators, secondary propulsion systems, valves, seals, control rod drive mechanisms and power conditioning electronics. Additionally, EMD designs and manufactures some of the most power dense electrical rotating equipment in the world, along with the supporting power electronics.

          EMD has 850 employees and is headquartered in Cheswick, (Pittsburgh area) Pennsylvania. Curtiss-Wright will continue operations at this facility as part of the Flow Control segment.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

Three months ended September 30, 2002
-------------------------------------

Sales for the third quarter of 2002 totaled $119.6 million, an increase of 51% from the sales of $79.4 million for the third quarter of 2001. New orders received for the current quarter of $130.6 million were up 97% over new orders of $66.4 million for the third quarter of 2001, mainly due to acquisitions. Sales for the third quarter of 2002 as compared to the same period last year benefited from the recent acquisitions, which contributed $40.1 million to sales in the quarter. For the quarter, higher sales of flow control products for the commercial nuclear power generation and oil and gas markets mostly offset declines in aerospace component overhaul and repair services, commercial aerospace OEM products and metal treatment shot-peening services. In addition, foreign currency translation had a favorable impact on sales of approximately $1.5 million for the quarter.

Operating income for the third quarter of 2002 totaled $12.6 million, an increase of 13% from operating income of $11.1 million for the same period last year. The increase is primarily attributed to the contributions of recent acquisitions, which amounted to $3.6 million, and organic growth in our base flow control business. These improvements were offset by lower margins as a result of lower volume in the commercial aerospace business and lower margins attributable to unfavorable sales mix within the metal treatment segment and the oil and gas markets. Other factors contributing to the increase include favorable foreign currency translation and the implementation of SFAS Nos. 141 and 142, which eliminated the amortization of goodwill effective January 1, 2002.

Net earnings for the third quarter of 2002 totaled $11.3 million, or $1.08 per diluted share, an increase of 30% from net earnings for the third quarter of 2001 of $8.7 million, or $0.85 per diluted share. Net earnings for the third quarter of 2002 included other income related to non-recurring non-operating items, the net effect of which had a favorable impact to pre-tax income of $3.5 million with an after tax impact of $2.2 million or $0.21 per diluted share. The items included a net gain related to the reallocation of postretirement medical benefits for certain active employees to our over funded pension plan and a reserve associated with an indemnification provided to the purchaser of the Corporation's Wood-Ridge rental property, which was no longer required and reversed during the quarter. In addition, the Corporation recorded a net gain on the sale of non-operating property (see table below for normalized net earnings). The third quarter of 2001 included rental income associated with a property that was sold in December 2001 and higher investment income generated from cash resources, which have since been utilized for acquisitions. These non-operating items contributed to higher net earnings in the third quarter of 2001 of $0.7 million or $0.07 per diluted share.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

RESULTS of OPERATIONS

Nine months ended September 30, 2002
------------------------------------

Sales for the first nine months of 2002 increased 38% to $339.2 million, as compared to $245.9 million for the same period last year. Acquisitions made during the last fifteen months contributed $92.1 million to sales during the first nine months of 2002. New orders of $344.5 million were 45% higher than the first nine months of 2001, again mainly due to the recent acquisitions. Higher sales of flow control products for the commercial nuclear power generation, nuclear naval program, oil and gas and heavy truck OEM markets, and higher land based defense related sales mostly offset declines in aerospace component overhaul and repair services, commercial aerospace OEM products and metal treatment related services. In addition, foreign currency translation had a favorable impact on sales of approximately $1.7 million for the first nine months of 2002.

Operating income for the first nine months of 2002 totaled $40.5 million, an increase of 14% from operating income of $35.4 million for the same period last year. The increase is primarily attributed to the contributions of recent acquisitions, which amounted to $6.8 million, and strong organic growth in our base flow control business and land based defense business. These improvements were offset by lower margins as a result of lower volume in the commercial aerospace business and lower margins attributable to unfavorable sales mix within the metal treatment segment and the oil and gas markets. Other factors contributing to the change include a favorable foreign currency translation and the implementation of SFAS Nos. 141 and 142, which eliminated the amortization of goodwill effective January 1, 2002.

Net earnings for the first nine months of 2002 totaled $31.4 million, or $3.01 per diluted share, an increase of 11% from net earnings for the first nine months of 2001 of $28.4 million, or $2.78 per diluted share. Net earnings for the first nine months of 2002 included other income related to non-recurring non-operating items, the net effect of which had a favorable impact to pre-tax income of $3.1 million with an after tax impact of $1.9 million or $0.18 per diluted share. The other income included a net gain relating to the reallocation of postretirement medical benefits for certain active employees to our over funded pension plan, a reversal of a reserve associated with an indemnification provided to the purchaser of the Corporation's Wood-Ridge rental property that was no longer required, and net gains on the sales of non-operating properties. In addition, the items included costs associated with the relocation of a Metal Treatment facility (see table below for normalized net earnings). The first nine months of 2001 included rental income associated with a property that was sold in December 2001 and higher investment income generated from cash resources, which have since been utilized for acquisitions. These non-operating items contributed to higher net earnings in the nine months of 2001 of $2.4 million or $0.24 per diluted share.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

------------------------------------------------------------------------------------------------
Normalized Net Earnings:                         Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
------------------------------------------------------------------------------------------------
(In thousands except per share figures)           2002         2001          2002          2001
------------------------------------------------------------------------------------------------
Net earnings                                    $11,312       $8,723       $31,444       $28,407
------------------------------------------------------------------------------------------------
Release of indemnification reserve                 (800)           -          (800)            -
------------------------------------------------------------------------------------------------
Postretirement medical benefits, net               (984)           -          (984)            -
------------------------------------------------------------------------------------------------
Realized loss on demutualization                      -            -            49             -
------------------------------------------------------------------------------------------------
Facility relocation costs                             -            -           277             -
------------------------------------------------------------------------------------------------
Gain on sale of non-operating property             (371)           -          (435)            -
------------------------------------------------------------------------------------------------
Normalized net earnings                          $9,157       $8,723       $29,551       $28,407
------------------------------------------------------------------------------------------------
Normalized net earnings per diluted share         $0.87        $0.85         $2.83         $2.78
------------------------------------------------------------------------------------------------


Operating Performance:

Motion Control
--------------

Third quarter sales for the Corporation's Motion Control segment improved 106% to $61.9 million as compared to $30.0 million in the third quarter of 2001. Acquisitions contributed $33.9 million to sales for the quarter. The decline in the base business was due to lower volume associated with the overhaul and repair services provided to the global airline industry and lower commercial aircraft production by Boeing. These declines were partially offset by stronger military sales resulting from increased shipments for the F-22 program and F-16 spares. Foreign currency translation favorably impacted sales for the third quarter by approximately $0.7 million.

Operating income for the third quarter of 2002 was $6.3 million, an increase of 55% over the same period last year of $4.1 million. The improvement was due to the higher sales volumes, driven mainly by the recent acquisitions, and stronger margins within the overhaul and repair services resulting from improved cost structures. The third quarter also benefited from the favorable impact of foreign currency translation. These improvements were offset by the lower margins for the commercial OEM products. The operating income for the third quarter of 2001 included $0.2 million of goodwill amortization.

Sales for the first nine months of 2002 were $163.9 million, an increase of 71% over the same period last year of $95.7 million. The improvement was largely due to the recent acquisitions and the strong sales of the defense related products, partially offset by lower aerospace component overhaul and repair services and commercial aerospace OEM products. Operating income for the first nine months

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

of 2002 was $20.4 million, an increase of 39% over the same period last year of $14.7 million. The contribution from the recent acquisitions, stronger margins from the land-based defense business, the favorable impact of foreign currency translations, and the elimination of goodwill amortization more than offset the declines from the commercial aerospace business.

New orders received for the Motion Control segment totaled $68.8 million in the third quarter of 2002 and $158.5 million for the first nine months of 2002, representing an increase of 88% and 68%, respectively, from the same periods in 2001. New orders from recent acquisitions amounted to $27.9 million and $68.8 million for the quarter and nine months ended September 30, 2002, respectively.

Metal Treatment
---------------

Sales for the Corporation's Metal Treatment segment totaled $27.1 million for the third quarter of 2002, up 2% when compared with $26.5 million in the third quarter of 2001. The improvement is mainly due to the contribution from the recent acquisitions and stronger sales to the automotive sector resulting from the addition of new programs. Overall industrial market softness and slowdowns in the aerospace markets have partially offset the improvement. In addition, foreign currency translation favorably impacted sales for the third quarter by approximately $0.7 million.

Operating income for the third quarter of 2002 declined 8% to $4.2 million from $4.6 million for the same period last year. The reduction in operating income is due to the unfavorable sales mix, mainly driven by lower volume related margins at the European shot-peening business. While profit margins continue to be below prior year's levels, the third quarter has seen continued improvement from the first and second quarters of this year. The third quarter also benefited from the favorable impact of foreign currency translation.

Sales for the first nine months of 2002 were $79.7 million, a decrease of 2% over the same period last year of $81.4 million. The slight decline was due to lower shot-peening sales, resulting from slowness in the aerospace and industrial markets, partially offset by the favorable foreign currency translation, and higher heat treating and valve sales resulting from the recent acquisitions and stronger automotive markets. Operating income for the first nine months of 2002 was $10.6 million, a decrease of 30% over the same period last year of $15.0 million. The lower operating income is due to reduced volume, start-up costs at new facilities, and certain non-recurring costs associated with the relocation of a shot-peening facility. The operating margin for the first nine months of 2002 benefited from the favorable impact of foreign currency translation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

New orders received for the Metal Treatment segment totaled $27.2 million in the third quarter of 2002 and $80.2 million for the first nine months of 2002 as compared to $26.5 million and $81.7 million in the respective prior year periods of 2001.

Flow Control
------------

Sales for the Corporation's Flow Control segment totaled $30.7 million for the third quarter of 2002, an increase of 34% when compared with $22.9 million in the third quarter of 2001. Excluding the sales contribution from the recent acquisitions of $5.6 million, the sales for the base business increased 9% for the third quarter. Higher sales in the commercial nuclear power generation and oil and gas and heavy truck OEM markets contributed to the strong base segment business.

Operating income for the third quarter of 2002 was $3.3 million, an increase of 35% over the same period last year of $2.4 million and was mainly driven by higher sales. For the third quarter of 2002, strong performance in commercial nuclear power generation, the heavy truck markets, and sales from the recent acquisitions, offset lower margins from the commercial nuclear and oil and gas markets, which were negatively impacted by unfavorable sales mix. Operating income in the third quarter of 2001 included $0.2 million of goodwill amortization.

Sales for the first nine months of 2002 were $95.5 million, an increase of 39% over the same period last year of $68.8 million. The improvement was largely due to the recent acquisitions and strong sales of the base business, including nuclear products for the navy and power generation plants, and oil and gas and heavy truck markets. Operating income for the first nine months of 2002 was $11.6 million, an increase of 83% over the same period last year of $6.3 million. The improvement resulted from the higher sales volumes, improved margins on flow control products for nuclear applications and heavy truck markets, overall cost reduction programs, and the elimination of goodwill amortization.

New orders received for the Flow Control segment totaled $34.8 million in the third quarter of 2002 and $106.3 million for the first nine months of 2002, representing an increase of 59% and 74%, respectively, from the same periods in 2001. New orders from recent acquisitions amounted to $6.2 million and $18.6 million for the quarter and nine months ended September 30, 2002, respectively.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Corporate and Other Expenses
----------------------------

The Corporation had a non-segment operating loss of $1.3 million in the third quarter of 2002 compared with none in the same period of the prior year. The third quarter of 2002 included $1.0 million of net environmental remediation and administrative expenses.

The non-segment operating loss for the first nine months of 2002 of $2.0 million included net environmental remediation and administrative expenses, non-recurring commitment fee expenses associated with the Corporation's prior credit agreements and other administrative expenses.

Non-Operating Revenues and Costs
--------------------------------

For the third quarter of 2002, the Corporation recorded other non-operating net revenue totaling $5.7 million, compared with $3.7 million for the third quarter of 2001. The increase is primarily due to non-recurring items, the net effect of which had a favorable impact in 2002 of $3.5 million. The items included a net gain relating to the reallocation of postretirement medical benefits for certain active employees to our over funded pension plan and a reserve associated with an indemnification provided to the purchaser of the Corporation's Wood-Ridge rental property was no longer required and reversed during the quarter. In addition, the Corporation recorded a net gain on the sale of non-operating property. These non-recurring items were partially offset by lower rental income due to the sale of our Wood-Ridge property, lower investment income due to lower short-term investment balances, and lower net pension income.

The non-operating net revenue for the first nine months of 2002 was $10.1 million, compared with $11.0 million for the same period last year. The decrease was primarily caused by lower rental income, lower investment income, and lower pension income.

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Corporation's working capital was $144.8 million at September 30, 2002, a decrease from the working capital at December 31, 2001 of $149.9 million. The ratio of current assets to current liabilities was 2.9 to 1 at September 30, 2002, compared with a ratio of 3.0 to 1 at December 31, 2001.

Cash, cash equivalents and short-term investments totaled $37.7 million at September 30, 2002, down 44% from $67.2 million at the prior year-end. Days sales outstanding at September 30, 2002 decreased to 56 days from 59 at

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

December 31, 2001. Inventory turnover improved to 4.5 at September 30, 2002 from 3.8 at the prior year-end.

Items affecting the Corporation's cash flow during the nine months ended September 30, 2002 included a large tax payment related to the gain on the sale of our Wood-Ridge facility and proceeds from the sale of short-term investments and issuance of long-term debt, mainly to finance acquisitions of $62.1 million.

As of September 30, 2002, the Corporation had two credit agreements aggregating $225 million with a group of eight banks. The Revolving Credit Agreement ("Revolving Credit Agreement") offers a maximum of $135 million over five years to the Corporation for cash borrowings and letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement ("Short-Term Credit Agreement"), which allows for cash borrowings up to $90 million. The Short-Term Credit Agreement expires May 9, 2003, but may be extended, with consent of the bank group, for additional periods not to exceed 364 days each. Cash borrowings (excluding letters of credit) under the two credit agreements at September 30, 2002 were $33.4 million compared with cash borrowings of $8.0 million at December 31, 2001 under the prior credit agreements. All outstanding borrowings under the prior agreements were paid in full through funding from the new agreements. The unused credit available under the existing agreements at September 30, 2002 was $172.5 million.

Industrial revenue bonds, which are collateralized by real estate, were $13.7 million at September 30, 2002 and December 31, 2001. The loans outstanding under the Revolving Credit Agreement and Industrial Revenue Bonds had variable interest rates averaging 2.36% for the third quarter of 2002 and 3.23% for 2001.

For the first nine months of 2002, internally available funds were adequate to meet capital expenditures of $22.6 million. Expenditures incurred during the first nine months were primarily for new and replacement machinery and equipment within the operating segments. The Corporation is expected to make additional capital expenditures of approximately $10 million during the balance of the year, primarily for machinery and equipment for the operating segments. Funds from internal sources are expected to be adequate to meet planned capital expenditures, environmental and other obligations for the remainder of the year. A combination of cash resources and $40 million in funds available under the Corporation's Revolving Credit Agreement were utilized for the funding of acquisitions during the first nine months of 2002. Of the $40 million initially borrowed, $14 million has been repaid by internally generated funds. As discussed in the Recent Development section below and in Note 13 to the Consolidated Financial Statements, the purchase price for the acquisition of the Electro-Mechanical Division of Westinghouse Government Services Company LLC was entirely funded from the credit available from the Corporation's Revolving Credit Agreement, which will reduce the unused credit available under the existing agreements at September 30, 2002 on a pro forma basis to $92.5 million.

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

Inventory. The Corporation purchases materials for the manufacture of components for use in its contracts and for use by its repair and overhaul business. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; existing and projected contracts to produce certain items; and the estimated needs for its repair and overhaul business. The Corporation estimates the net realizable value of its inventories and establishes reserves to reduce the carrying amount of these inventories to net realizable value, as necessary.

Pension asset. The Corporation, upon advice from its actuary, determines the appropriate assumptions for use in determining the liability for future pensions and other postretirement benefits. For the quarter and nine months ended September 30, 2002, the Corporation recognized pension income of $2.3 million and $6.8 million, respectively, as the excess of amounts funded for the pension plan in prior years together with actual and expected earnings on those assets, over the calculated liability. As of September 30, 2002, the prepaid pension asset was $75.4 million. The timing and amount of future pension income to be recognized each year will be dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, and the actual and expected investment returns of the assets in the pension trust.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Goodwill and other intangible assets. At September 30, 2002, the Corporation had $136.5 million in goodwill and other intangible assets related to acquisitions made in 2002 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the underlying businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

RECENT DEVELOPMENT

Acquisition
-----------

As discussed in Note 13 to the Consolidated Financial Statements, on October 28, 2002 the Corporation acquired the assets of the Electro-Mechanical Division ("EMD") of Westinghouse Government Services Company LLC. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $80 million in cash and the assumption of certain operating liabilities. The purchase price was funded from the credit available from the Corporation's Revolving Credit Agreement. This acquisition will be accounted for as a purchase in the fourth quarter of 2002. See Note 13 to the Consolidated Financial Statements for further information.

PART I - ITEM 3

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the nine months ended September 30, 2002. Information regarding market risk and market risk management policies is more fully described in item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

PART I - ITEM 4

     CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward- looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders; (ii) change in government spending; (iii) an economic downturn; (iv) unanticipated environmental remediation expenses or claims;
(v) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; (vi) changes in the competitive marketplace and/or customer requirements; (vii) an inability to perform customer contracts at anticipated cost levels and (viii) other factors that generally affect the business of companies operating in the Corporation's Segments.

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

         (b)      Reports on Form 8-K

                  On August 14, 2002, the Company filed a report on Form 8-K reporting under Item 5 announcing voluntary compliance with Securities and Exchange Commission's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

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

                                         CURTISS-WRIGHT CORPORATION
                                         --------------------------
                                                 (Registrant)

                                         By: /s/ Glenn E. Tynan
                                            -----------------------
                                             Glenn E. Tynan
                                             Vice President Finance
                                             Chief Financial Officer

Dated: November 14, 2002

                                 CERTIFICATIONS

I, Martin R. Benante, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Curtiss-Wright Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Martin R. Benante
-----------------------
Chief Executive Officer

I, Glenn E. Tynan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Curtiss-Wright Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Glenn E. Tynan
-----------------------
Chief Financial Officer