Form 10-K
period 2002-12-31
CURTISS WRIGHT CORP
filed 2003-03-31
CIK 26324

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

                          Commission File Number 1-134
                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                          13-0612970
-------------------------------                 ----------------------------------
(State or other jurisdiction of                 I.R.S. Employer Identification No.
incorporation or organization)


4 Becker Farm Road, Roseland, NJ                               07068
------------------------------------                     -----------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (973) 597-4700

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                               on which registered
   ------------------------                          ------------------------
Common Stock, par value $1 per share                 New York Stock Exchange
Class B Common Stock, par value $1 per share         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant is $594,292,905 (based on the closing price of the Registrant's Common Stock and Class B Common Stock on the New York Stock Exchange on March 14, 2003 of $59.79 and $57.89, respectively).

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                            Number of Shares
     Class                                            Outstanding at March 14, 2003
     -----                                            -----------------------------
Common Stock, par value $1 per share                            5,905,585
Class B Common Stock, par value $1 per share                    4,382,116


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2002 are incorporated by reference into Parts II, III, and
IV. Portions of the Proxy Statement of the Registrant with respect to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

                                 PART III

Item 10.       Directors and Executive Officers of the Registrant
Item 11.       Executive Compensation
Item 12.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters
Item 13.       Certain Relationships and Related Transactions
Item 14.       Controls and Procedures

                                  PART IV

Item 15.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K


                           FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain "forward-looking" information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report include, without limitation, those contained in (a) Item 1. Business, (b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (c) Item 8. Financial Statements and Supplementary Data including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; U.S. international military budget constraints and determinations; and other factors that generally affect the business of companies operating in the Corporation's segments.

Introduction
------------
     Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. References in the text to the "Corporation," "Company," "Curtiss-Wright" or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Corporation's "Annual Report" are to its 2002 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

                                     PART I

Item 1. Business.
-----------------

Business Description
--------------------
     Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. The Company reports its operations in three Segments: Motion Control, Flow Control and Metal Treatment.

Motion Control
--------------
     The motion control segment consists of three main operating divisions that design, develop, manufacture and maintain sophisticated, high performance mechanical systems, drive systems and electronic controls and sensors for aerospace, ground defense, and industrial equipment applications.

    The mechanical systems division designs, manufactures and repairs electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors or other devices used on aircraft. Aircraft applications include actuators and control systems and sensors for the Boeing 737, 747, 757, 767, 777, Airbus A320, A330 and A340, civil air transports and, the Lockheed Martin F-16 Falcon fighter, the Boeing F/A-18 Hornet fighter, the F-22 Raptor fighter, jointly developed by Lockheed Martin and Boeing, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. Motion Control is also developing flight control actuators for the Engineering and Manufacturing Development phase of Lockheed Martin's F-35 Joint Strike Fighter program. The F-35 is the next generation fighter aircraft being designed for use by all three branches of the U.S. military as well as several foreign governments. The U.S. Air Force's Unmanned Combat Air Vehicle (UCAV) weapons bay door system is another major development effort for the Corporation. The manufacturing of these applications is performed at the Shelby, North Carolina facility.

    As a related service within the mechanical systems division, Curtiss-Wright also provides commercial airlines, the military and general aviation customers with component overhaul and repair services. The services provided include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft. The division provides these services from facilities in Gastonia, North Carolina; Miami, Florida; and a marketing and distribution facility in Singapore. The division also sells a commercial rescue tool using its "Power Hinge"'TM' aerospace technology under the trademark Power Hawk'r'. Various accessories and related equipment are also offered for the Power Hawk'r'. The primary use for this tool is the extrication of automobile accident victims.

     The mechanical systems division markets its aerospace products using a direct sales force. These products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. Competition is primarily on the basis of engineering capability, quality and price and is focused on offering solutions to perform control and actuation functions on a limited number of new production programs. This division's overhaul and repair services are sold in competition with a number of other overhaul and repair providers. Competition in the overhaul and repair business is based upon quality, delivery and price. Marketing is accomplished through independent sales representatives and by direct sales employees.

     The sensors and drives division designs, manufactures and distributes electro-mechanical and electro-hydraulic actuation components and systems including electronic controls design for the military tracked and wheeled vehicle, high-speed tilting train, and commercial marine propulsion markets. These products, which are designed and manufactured at the division's facility in Neuhausen am Rheinfall, Switzerland, primarily consist of turret aiming and stabilization systems and suspension systems for armored military vehicles sold to defense equipment manufacturers, and tilting systems for high-speed train applications. The products are sold using a direct sales force to customers primarily in Western Europe, Southeast Asia and South Africa.

     The sensors and drives division expanded in April 2002 with the acquisition of the stock of Penny and Giles Controls Ltd., Penny & Giles Controls Inc., Penny and Giles Aerospace Ltd., the assets of Penny & Giles International Plc devoted to its aerospace component business, and the assets of Autronics Corporation. Collectively, the acquired companies develop and manufacture position and fire detection sensors and systems, electronic control hardware, air data computers, joysticks and other electronics for the military and commercial aerospace and industrial markets.

     Penny & Giles and Autronics sell their products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a world-wide basis.

     The electronics division designs, develops and manufactures mission-critical electronic control systems primarily for defense markets. This division's products are manufactured at our Vista Controls Littleton, Massachusetts and Santa Clarita, California facilities. Products include electronic components and subsystems used in fire control, aiming and stabilization, munitions loading and environmental processors for military ground vehicles. They provide electronic subsystems for the demanding combat platforms in existence today including the Bradley fighting vehicle, the Abrams M1A2/A3 tank, and the Brigade Combat Team Interim Armored Vehicle, which is in the U.S. Army's modernization and transformation efforts. They also provide the mission management and flight control computers used on the U.S. Air Force Global Hawk, a high-altitude and high endurance unmanned aerial vehicle. In February 2002, the Corporation signed a licensing agreement with Viisage Technology, Inc. ("Viisage"), a leader in facial-recognition technology and identification systems, to market and sell their facial-recognition solutions to all agencies associated with the U.S. Department of Defense. Viisage is a related party of the former owner of Vista.

     Vista sells their products primarily to the prime contractors and subsystem suppliers, both directly and through a network of independent sales representatives. The addition of these companies provides a North American base of operations for our ground defense vehicle business, while offering opportunities to market and sell additional products to our existing aerospace customers.

     Sales by this segment to the Boeing Company in 2002, 2001, and 2000 accounted for 15%, 32% and 33%, respectively, of total segment sales. The loss of the Boeing Company as a customer would have a material adverse effect on this segment. U.S. Government direct and end use sales of this segment in 2002, 2001 and 2000, accounted for 46%, 26% and 17%, respectively, of total segment sales. The loss of this business would also have a material adverse affect on this segment.

     The backlog of this segment as of January 31, 2003 was $166.2 million as compared with $165.2 million as of January 31, 2002. Of the January 31, 2003 backlog, approximately 86% is expected to be shipped during 2003. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

Flow Control
------------
     This segment consists of eight operating divisions that design, manufacture, distribute, and service a broad range of highly engineered flow control products for severe service military and commercial applications.

     At its Target Rock facility located in East Farmingdale, New York, this segment designs, manufactures, refurbishes and tests highly engineered valves of various types and sizes, such as motor operated and solenoid operated globe, gate, control and safety relief valves. These valves are used to control the flow of liquids and gases and to provide safety relief in high-pressure applications. This division also supplies actuators and controllers for its own valves as well as for valves manufactured by its competitors. The primary customers for these valves are the U.S. Navy, which uses them in nuclear propulsion systems, and owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. All new nuclear plants are outside the U.S. and recent sales for such plants have been in Korea and Taiwan. Sales are made by responding directly to requests for proposals from customers. The production of valves for the U.S. Navy and for new power plants is characterized by long lead times from order placement to delivery.

     Through its Enertech operation, the division designs, manufactures, and distributes flow control products for sale into global commercial nuclear power markets from its facility in Brea, California. Enertech's product lines include: snubbers, advanced valves, valve actuators, pumps, test and diagnostic equipment, as well as related diagnostic services. In addition, this operation provides training, on-site services, staff augmentation and engineering programs relating to nuclear power plants. This operation also provides hydraulic power units and components primarily for the automotive and entertainment industries.

     Flow Control's Farris Engineering ("Farris") operation is one of the world's leading manufacturers of spring-loaded and pilot operated pressure-relief valves for the processing industries. Farris' primary customers are refineries, petrochemical/chemical plants and pharmaceutical manufacturing facilities. Farris products are manufactured in Brecksville, Ohio and Brantford, Ontario.

     Sprague Products ("Sprague"), also located in Brecksville, Ohio, manufactures and provides specialty hydraulic and pneumatic valves, air-driven pumps and gas boosters under the "Sprague" and "PowerStar" trade names. Sprague products are used generally in various industrial applications as well as in directional control valves for truck transmissions and car transport carriers.

     The segment further expanded its product lines and distribution base through the acquisitions of Solent & Pratt Engineering Ltd. ("S&P"), Peerless Instrument Co. ("Peerless") and Deltavalve USA, LLC ("Deltavalve") in 2001 and the Electro-Mechanical Corporation division ("EMD") and TAPCO International, Inc. ("TAPCO") during 2002.

     From its facility in Bridport, England, S&P manufactures high performance butterfly valves and is a global supplier to the petroleum, petrochemical, chemical and process industries.

      Peerless designs, develops, manufactures, tests and services specialized instrumentation and control equipment primarily for the U.S. Nuclear Naval program. During March 2003, Peerless relocated its facility from Elmhurst, New York to East Farmingdale, New York.

     Deltavalve designs, engineers, and manufactures metal-seated industrial valves used in standard and advanced applications including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Through the use of new innovative technology, this division developed the DeltaGuard'TM' valve, which improves the process for unloading the by-product of the crude oil refining process. Deltavalve is located in Salt Lake City, Utah with an assembly and testing facility in Calgary, Alberta, Canada.

     In October 2002, the segment acquired EMD, located in Cheswick, PA. EMD is a world leader in the development, design, manufacturing and qualification of critical function electro-dynamic solutions for the United States Navy, and the commercial nuclear utility industry through its relationship with Westinghouse Electric Company. The division designs and manufactures secondary propulsion systems, control rod drive mechanisms, and power conditioning electronics. Additionally, EMD is strengthening its relationship with the Navy by teaming with Northrop Grumman in the design and development of major subsystems for the Navy's Naval Air System Control Electro-Mechanical Aircraft Launch System (EMALS) for installation in its aircraft carrier fleet.

     TAPCO designs, engineers and manufactures high-performance metal seated industrial gate valves, butterfly valves, flapper valves, actuators, and internal components used in high-temperature, highly abrasive, and highly corrosive environments in the petrochemical refining industry. It also provides inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems. TAPCO's main operating facility is located in Houston, Texas. TAPCO also has a small operation in the UK to serve the European market.

     Strong competition in flow control products and services is encountered from a large number of domestic and foreign sources. Competition occurs on the basis of technical expertise, price, delivery, contractual terms, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are important with respect to after-market products. Sales to commercial users are accomplished by a combination of direct sales employees and manufacturers' representatives located in our primary market areas. This representation provides sales coverage of nuclear power utilities, principle boiler and reactor builders, architectural engineers, and hydrocarbon processing industry and chemical processing industry plants worldwide. For it's military contracts, the segment receives requests for quotes from prime contractors as a result of being an approved supplier for Naval Propulsion System Pumps and Valves. An outside sales engineer supports non-nuclear sales activities. The segment uses the direct distribution basis for military & commercial valves and associated spare parts.

     The backlog of this segment as of January 31, 2003 was $349.4 million as compared with $81.4 million as of January 31, 2002. Of the January 31, 2003 backlog, approximately 75% is expected to be shipped during 2003. Approximately 33% of this segment's backlog is comprised of orders with the U.S. Navy through its prime contractor, the Plant Apparatus Division of Bechtel Plant Machinery, Inc., ("Bechtel") a unit of Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 30% and 22% of total segment sales in 2002 and 2001, respectively. The loss of this customer would have a material adverse effect on the business of this segment. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers.

Metal Treatment
---------------
     This segment of Curtiss-Wright provides approximately 50 metal-treating services, with its principal services being "shot-peening" and "heat-treating." "Shot-peening" is the process by which the durability of metal parts are improved by the bombardment of the part's surface with spherical media such as steel shot, ceramic or glass beads to compress the outer layer of the metal. "Heat-treating" is a metallurgical process of subjecting metal objects to heat and/or cold, or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. These processes are used principally to improve the service life, strength and durability of metal parts. They are also used to form curvatures in metal panels, which are assembled as wingskins of commercial and military aircraft, and to manufacture reed valves used in compressors. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil, petrochemical, and metal working. Through a combination of acquisitions and new plant openings, this segment continues to increase its network of regional facilities. Operations are now conducted from 44 facilities located in the United States, Canada, England, France, Germany, Sweden and Belgium.

     In addition to shot-peening and heat-treating, other products and services include lasershot peening, anodizing, chemical milling, and engineering/testing and field services. In 2002, this segment expanded its reach with the opening of a fourth shot-peening facility in Germany and a lasershot peening facility in California and with the acquisition of a shot-peening facility in Sweden and an aerospace metal finishing facility in New Jersey.

     Working extensively with the Lawrence Livermore National Laboratory, the Metal Treatment segment is developing an advanced metal surface treatment process utilizing laser technology. The new laser process is already being used in production to extend the life of critical turbine engine components. Future applications include additional turbine engine components and potentially wing skin forming, allowing for placement of more extreme aerodynamic curvatures of wing skins of greater thickness.

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

     The backlog of this segment as of January 31, 2003 and 2002 was $1.1 million for both periods. All of such backlog is expected to be shipped in the first quarter of 2003. The services of this segment are sold with very modest lead times and accordingly, the backlog of this segment is not indicative of future sales. The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the segment is not materially dependent upon any single source of supply. No single customer accounted for 10% or more of total sales in 2002 and 2000; however, Airbus UK accounted for 13% of total sales in 2001. The loss of this customer would have a material adverse effect on this segment. The active customer base numbers are in excess of 5,000.

Other Information
-----------------

Government Sales
----------------
     From 2000 to 2002, the Corporation's direct sales to the U.S. Government and sales for U.S. Government and foreign government end use averaged approximately 29% of consolidated sales over those three years. However, due to acquisitions in 2001 and 2002, the percentage of government sales has increased from 17% in 2000 to 39% in 2002 and is expected to increase slightly in 2003. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price and fixed price-redeterminable.

     In accordance with normal practice in the case of U.S. Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Contracts for Navy nuclear programs usually provide that Curtiss-Wright absorb most of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.

     It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under U.S. Government prime contracts or subcontracts, they are secured by a lien in favor of the government on the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.G, 6 and 7 to the Consolidated Financial Statements, on pages 35, 40 and 41, respectively, of the Registrant's Annual Report, which notes are incorporated by reference in this Annual Report on Form 10-K.) In the case of most Motion Control and Flow Control products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development
------------------------
     Research and development expenditures incurred by the Corporation amounted to $11.6 million in 2002 as compared with $4.4 million in 2001 and $3.4 million in 2000. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. Curtiss-Wright does not consider that the successful conduct of its business is materially dependent upon the protection of any one or more of the patents, patent applications or patent license agreements under which it now operates.

Environmental Protection
------------------------
     The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in Notes 1.N and 16 to the Consolidated Financial Statements which appear on pages 36 and 47 to 48, respectively, of the Registrant's Annual Report and is incorporated by reference in this Annual Report on Form 10-K.

Employees
---------
     At the end of 2002, the Corporation had 4,244 employees, 916 of which were represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information
-----------------------------
     The industry segment information is described in Note 19 to the Consolidated Financial Statements, which appears on pages 50 to 52 of the Registrant's Annual Report, and is incorporated by reference in this Annual Report on Form 10-K. In 2002, 2001, and 2000, foreign operations of the Corporation generated 22.9%, 17.8%, and 26.4%, respectively, of the

Corporation's pre-tax earnings. The Corporation does not regard the risks associated with these foreign operations to be materially greater than those applicable to its business in the U.S.

Item 2.  Properties.
--------------------
     The principal physical properties of the Corporation and its subsidiaries as of January 1, 2003 are described below:

                                                             Owned/
         Location               Description (1)              Leased                Segment
--------------------------------------------------------------------------------------------------
Cheswick,                       630,000 sq. ft.              Owned                 Flow Control
Pennsylvania                    on 114 acres

East Farmingdale,               215,000 sq. ft.              Owned(2)              Flow Control
New York                        on 11 acres

Chester, Wales                  200,107 sq. ft.              Owned                 Metal Treatment
United Kingdom

Shelby,                         137,440 sq. ft.              Owned                 Motion Control
North Carolina                  on 29 acres

Bensalem,                       128,000 sq. ft.              Leased                Metal Treatment
Pennsylvania

Bensalem,                       89,100 sq. ft.               Owned                 Metal Treatment
Pennsylvania                    on 4.18 acres

Brampton, Ontario,              86,650 sq. ft.               Owned                 Metal Treatment
Canada                          on 8 acres

Christchurch, Dorset            80,900 sq. ft                Owned(3)              Motion Control
United Kingdom

Columbus,                       74,500 sq. ft.               Owned                 Metal Treatment
Ohio                            on 9 acres

Brecksville                     68,000 sq. ft.               Owned                 Flow Control
Ohio                            on 5.56 acres

Miami,                          65,000 sq. ft. within a      Leased                Motion Control
Florida                         business complex


                                                             Owned/
Location                        Description (1)              Leased                Segment
--------------------------------------------------------------------------------------------------
Fort  Wayne,                    62,589 sq. ft.               Owned                 Metal Treatment
Indiana                         on 3.2 acres

Littleton,                      61,000 sq. ft. within a      Leased                Motion Control
Massachusetts                   business complex

Elmhurst,                       55,000 sq. ft.               Leased                Flow Control
New York (4)

Gastonia,                       52,860 sq. ft.               Owned                 Motion Control
North Carolina                  on 7.5 acres

Cwmfelinfach, Wales,            52,500 sq. ft.               Leased                Motion Control
United Kingdom

Valencia,                       51,061 sq. ft.               Leased                Motion Control
California

Irwindale,                      47,604 sq. ft.               Leased                Motion Control
California

Neuhausen am,                   47,350 sq. ft. within a      Leased                Motion Control
Rheinfall, Switzerland          business complex

Houston,                        45,000 sq. ft.               Leased                Flow Control
Texas

Pine Brook,                     45,000 sq. ft. within a      Leased                Motion Control
New Jersey                      business complex

Mt. Pleasant,                   37,000 sq. ft.               Leased                Flow Control
Pennsylvania

Romulus,                        35,840 sq. ft.               Leased                Metal Treatment
Michigan

York,                           32,396 sq. ft.               Owned                 Metal Treatment
Pennsylvania                    on 3.6 acres

Derby,                          32,000 sq. ft.               Owned                 Metal Treatment
United Kingdom

                                                             Owned/
Location                        Description (1)              Leased                Segment
--------------------------------------------------------------------------------------------------
Dallas,                         31,100 sq. ft.               Owned                 Metal Treatment
Texas

Brea,                           30,550 sq. ft.               Leased                Flow Control
California

Lafayette,                      30,000 sq. ft.               Owned                 Metal Treatment
Louisiana

Wichita,                        30,000 sq. ft.               Leased                Metal Treatment
Kansas

(1) Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

(2) The Bank of New York, as successor trustee for the Suffolk County Industrial Development Agency, has a Uniform Commercial Code lien on approximately six acres of land and the building located thereon in connection with the issuance of industrial revenue bonds.

(3)    The Corporation owns the building and has a long-term lease for the land.

(4) During March 2003, Flow Control's Peerless operating division moved its operations from Elmhurst, NY to East Farmingdale, NY.

     In addition to the properties listed above, the Corporation leases an aggregate of approximately 398,000 square feet of space at thirty different locations in the United States, Canada, England, Germany, and Sweden and owns buildings encompassing about 339,000 square feet in seventeen different locations in the United States, Canada, France, Germany, Korea, Belgium and England. None of these properties individually are material to the Corporation's business.

    As of December 31, 2002, the Corporation leased approximately 14,000 square feet of space in Lyndhurst, New Jersey, for its corporate office. On February 28, 2003, the Corporation terminated this lease and moved its corporate headquarters to Roseland, NJ, where it leases approximately 18,700 square feet of office space.

     The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them.

     The Registrant currently owns 450,000 square feet of space situated on 39.8 acres of property located in Fairfield, New Jersey (the "Fairfield Property"). The Fairfield Property is being held for sale and the Corporation continues to review third party proposals to purchase the Fairfield Property. On December 20, 2001 the Corporation sold its Wood-Ridge Business Complex for $51 million, which is located in Wood-Ridge, New Jersey. The business complex comprised approximately 2.3 million square feet of rental space situated on 138 acres of land. In January 2002, the Corporation sold 21 acres of land located in Hardwick Township, New Jersey. In September 2002, the Corporation sold approximately 7.4 acres of land in Lyndhurst, New Jersey.

Item 3. Legal Proceedings.
--------------------------
     In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits and contingent liabilities. The Corporation does not believe that disposition of any of these matters will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
     Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Stock
        And Related Stockholder Matters.
------------------------------------------------
     See the information contained in the Registrant's Annual Report on the inside back cover under the captions "Stock Price Range," "Dividends," and "Stock Exchange Listing" which information is incorporated herein by reference. The approximate total number of record holders of the Common Stock, $1.00 par value, and the Class B Common Stock, $1.00 par value, of the Registrant was 7,980 as of March 14, 2003.

Item 6. Selected Financial Data.
---------------------------------------
   See the information contained in the Registrant's Annual Report on page 20 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.
---------------------------------------------------------
     See the information contained in the Registrant's Annual Report on pages 21 through 28, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
     See the information contained in the Registrant's Annual Report on page 29, under the caption "Quantitative and Qualitative Disclosures About Market Risk," which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
     The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

     Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000, page 31.

     Consolidated Balance Sheets at December 31, 2002 and 2001, page 32.

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000, page 33.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000, page 34.

     Notes to Consolidated Financial Statements, pages 35 through 53, inclusive, and Quarterly Results of Operations, page 20.

     Report of Independent Accountants for the years ended December 31, 2002, 2001, and 2000, page 30.

Item 9. Changes in and Disagreements with Accountants
        On Accounting and Financial Disclosure.
-----------------------------------------------------
     Information required by this Item is included in the Registrant's Form 8-K filed on March 26, 2002, which information is incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers
          Of the Registrant.
------------------------------------------
     Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Corporation's 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

        Executive Officers of the Registrant
        ------------------------------------
     The following table sets forth the names, ages, and principal occupations and employment of all executive officers of the Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

                                    Principal Occupation
Name                                and Employment                                             Age
---------------------------------------------------------------------------------------------------
Martin R. Benante                   Chairman of the Board of Directors                           50
                                    and Chief Executive Officer since April
                                    2000; formerly President and Chief
                                    Operating Officer from April 1999 to
                                    April 2000; formerly Vice President of the
                                    Corporation from April 1996 to April 1999;
                                    President of Curtiss-Wright Flow
                                    Control Corporation, a wholly-owned
                                    subsidiary from March 1995 to April 1999

George J. Yohrling                  Executive Vice President since May 2001;                     62
                                    President, Curtiss-Wright Controls,
                                    Inc., a wholly-owned subsidiary, since April
                                    1998; Executive Vice President for
                                    Aerospace Operations of Curtiss-Wright
                                    Controls, Inc. from April 1997 to April 1998;
                                    Senior Vice President from July 1996 to April
                                    1997 of Curtiss-Wright Controls, Inc.;
                                    Vice President and General Manager of Curtiss-
                                    Wright Controls/Shelby, Inc.,
                                    then a wholly-owned subsidiary, since 1985.

Joseph Napoleon                     Executive Vice President since May 2001;                     56
                                    President, Curtiss-Wright Flow Control
                                    Corporation, a wholly-owned subsidiary,
                                    since August 1999; Vice President and General
                                    Manager of Curtiss-Wright Flow Control
                                    Corporation from April 1999 to August 1999;
                                    Vice President, Curtiss-Wright Flow Control
                                    Corporation from October 1995 to April 1999.

Edward Bloom                        Vice President since June 2002; President of                 61
                                    Metal Improvement Company, Inc., a wholly-
                                    owned subsidiary, since June 2002; formerly
                                    Executive Vice President of Metal Improvement
                                    Company, Inc. from December 1995 to June 2002.


                                    Principal Occupation
Name                                and Employment                                               Age
----------------------------------------------------------------------------------------------------
Glenn E. Tynan                      Vice President of Finance and Chief                          44
                                    Financial Officer since June 2002;
                                    Controller from June 2000 to May 2002; Vice
                                    President and Corporate Controller of the
                                    Movado Group from 1999 to 2000; Corporate
                                    Controller of Dexter Corporation from 1998
                                    to 1999; Vice President Finance and
                                    Controller of Lightolier from 1995 to 1998.

Michael Denton                      Secretary and General Counsel since August                   47
                                    2001; Corporate Counsel of Honeywell
                                    International, Inc. (previously AlliedSignal
                                    Inc.) from 1993 to 2001.

Gary J. Benschip                    Treasurer since February 1993.                               55

Kevin McClurg                       Corporate Controller since September 2002;                   37
                                    Assistant Controller from February 2002 to
                                    September 2002; Director of Accounting of
                                    Toys R Us, Inc. until January 2002; Director
                                    of International Reporting of Random House
                                    from January 1998 to May 2001;


     The executive officers of the Registrant are elected by the Board of Directors at its annual organizational meeting and hold office until the organization meeting in the subsequent year or until a respective successor is chosen and qualified.

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.
-------------------------------------------------------------
     Information required by this Item is contained in Note 15 to the Consolidated Financial Statements, which appears on pages 46 and 47 of Registrant's Annual Report, and Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the information under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and
(ii) the information included under the caption "Election of Directors."

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
     Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 14. Controls And Procedures.
---------------------------------
     During the 90-day period prior to the filing date of this report, management, including the Corporation's Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement
         Schedule and Reports on Form 8-K.
------------------------------------------
(a)(1) Financial Statements:

         The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in the Registrant's Annual Report, are incorporated herein by reference in Item 8:

         (i) Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000, page 31.

         (ii) Consolidated Balance Sheets at December 31, 2002 and 2001, page 32.

         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000, page 33.

         (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000, page 34.

         (v) Notes to Consolidated Financial Statements, pages 35 through 53, inclusive, and Quarterly Results of Operations, page 20.

         (vi) Report of Independent Accountants for the years ended December 31, 2002, 2001, and 2000, page 30.

(a)(2) Financial Statement Schedules:

         The items listed below are presented herein on pages 31 and 32 of this Form 10-K.

         Report of Independent Accountants on Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted, since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3)   Other Matters - Subsequent Events

         See the information contained in the Registrant's Annual Report on page 28 under the caption "Recent Developments" and on page 53 under the caption "Subsequent Events", which information is incorporated herein by reference.

         Exhibits:

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

         (2)(i) Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between the Company and Unitrin, Inc. (incorporated by reference to Appendix A to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Company dated September 5, 2001).

         (2)(ii) Second Amended and Restated Agreement and Plan of Merger, dated as of August 17, 2001, among the Company,

                  Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix B to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Company dated September 5, 2001).

         (2)(iii) Asset Purchase and Sale Agreement dated October 25, 2001 between Lau Acquisition Corporation, Lau Defense Systems, LLC, Vista Controls Corporation and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

         (2)(iv) Real Estate Sale and Purchase Agreement dated August 2, 2001 between Curtiss-Wright Corporation, Curtiss-Wright Flight Systems, Inc. and Shaw Achas, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed January 4, 2002).

         (2)(v) Addendum to Real Estate Sale and Purchase Agreement dated September 10, 2001 by and between Curtiss-Wright Corporation, Curtiss-Wright Flight Systems, Inc. and Shaw Achas, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed January 4, 2002).

         (2)(vi) Share and Asset Purchase Agreement dated February 19, 2002 between Spirent Plc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed April 15, 2002).


         (2)(vii) Asset Purchase Agreement dated October 25, 2002 between Westinghouse Government Services Company LLC and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 12, 2002).

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

         (4)(ii) Revolving Credit Agreement dated May 13, 2002 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31,
                  2002).

         (4)(iii) Short-Term Credit Agreement dated May 13, 2002 between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31,
                  2002).

         (4)(iv) Amended and Restated Rights Agreement, dated as of November 6, 2000, as amended and restated as of November 20, 2001, between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K, filed November 20, 2001).

         (4)(v) Amendment to Restated Rights Agreement dated February 1, 2002 naming American Stock Transfer & Trust Company as Rights Agent, (incorporated by reference to Exhibit 4(iv) to the Registrant's Annual Report on Form 10-K, filed March 18,
                  2002).

(10)     Material Contracts:

         (i) Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1989).*

         (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15,
                  1995).*

         (iii) Revised Standard Employment Severance Agreement with Certain Management of Curtiss-Wright (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).*

         (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
                  1997).*

         (v) Restated and Amended Curtiss-Wright Corporation Retirement Plan as amended through February 28, 2002, (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

         (vi) Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan dated February 28, 2002, (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

         (vii) Curtiss-Wright Electro-Mechanical Division Pension Plan dated October 29, 2002, filed herewith.*

         (viii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996).*

         (ix) Curtiss-Wright Corporation Executive Deferred Compensation Plan effective November 18, 1997 (incorporated by reference to Exhibit (10)(viii) to

                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

         (x) Change In Control Severance Protection Agreement dated July 9, 2001 between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).*

         (xi) Standard Change In Control Severance Protection Agreement dated July 9, 2001 between the Registrant and Key Executives of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).*

         (xii) Trust Agreement dated January 20, 1998 by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended March 31,
                  1998).*

         (xiii) Consulting Agreement dated April 10, 2000 between Registrant and David Lasky, (incorporated by reference to Exhibit
                  (10)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).*

         (xiv) Standard Supplemental Retirement Agreement dated April 27, 1999 between the registrant and certain Officers of the Registrant (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000).*

         (xv)     Mutual Separation Agreement dated June 26, 2001 between Brian
                  D. O'Neill and Registrant, (incorporated by reference to Exhibit (10)(xiv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).*

         (xvi) Mutual Separation Agreement dated November 12, 2001 between Robert A. Bosi and Registrant, (incorporated by reference to Exhibit (10)(xv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).*

         (xvii) Consulting Agreement dated June 18, 2002 between Registrant and Gerald Nachman (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).*

         (13)     Annual Report to Stockholders for the year ended December 31,
                  2002.

         (16) Letter from PricewaterhouseCoopers LLP, dated March 25, 2003 (incorporated by reference to Registrant's Form 8-K, filed March 26, 2003).

         (21)     Subsidiaries of the Registrant.

         (23) Consents of Experts and Counsel - see Consent of Independent Accountants.

         (99.1) Certification of Martin R. Benante, Chairman and CEO, Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith

         (99.2) Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

 -----------
*Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

         (i) On November 12, 2002 the Company filed a report on Form 8-K reporting the acquisition of certain assets of the Electro-Mechanical Division of Westinghouse Government Services Company, LLC.

         (ii) On December 12, 2002, the Company filed a report on Form 8-K announcing that the assets relating to the acquisition of the Electro-Mechanical Division of Westinghouse Government Services Company, LLC did not meet the reporting thresholds under Item 7 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CURTISS-WRIGHT CORPORATION
                                  (Registrant)

Date:  March 28, 2003                       By: /s/ Martin R. Benante
                                               ----------------------
                                               Martin R. Benante
                                               Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2003                       By: /s/ Glenn E. Tynan
                                               ------------------------------
                                               Glenn E. Tynan
                                               Chief Financial Officer

Date:  March 28, 2003                       By: /s/ Kevin McClurg
                                               ------------------------------
                                               Kevin McClurg
                                               Controller

Date:  March 28, 2003                       By: /s/ Gary J. Benschip
                                               ------------------------------
                                               Gary J. Benschip
                                               Treasurer

Date:  March 28, 2003                       By: /s/ Martin R. Benante
                                               ------------------------------
                                               Martin R. Benante
                                               Director

Date:  March 28, 2003                       By: /s/ James B. Busey IV
                                               ------------------------------
                                               James B. Busey IV
                                               Director

Date:  March 28, 2003                       By: /s/ S. Marce Fuller
                                               ------------------------------
                                               S. Marce Fuller
                                               Director

Date:  March 28, 2003                       By: /s/ David Lasky
                                               ------------------------------
                                               David Lasky
                                               Director

Date:  March 28, 2003                       By: /s/ William B. Mitchell
                                               ------------------------------
                                               William B. Mitchell
                                               Director

Date:  March 28, 2003                       By: /s/ John R. Myers
                                               ------------------------------
                                               John R. Myers
                                               Director

Date:  March 28, 2003                       By: /s/ William W. Sihler
                                               ------------------------------
                                               William W. Sihler
                                               Director

Date:  March 28, 2003                       By: /s/ J. McLain Stewart
                                               ------------------------------
                                               J. McLain Stewart
                                               Director

                                 CERTIFICATIONS

I, Martin R. Benante, certify that:

1. I have reviewed this annual report on Form 10-K of Curtiss-Wright
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Martin R. Benante
-----------------------
Chief Executive Officer

I, Glenn E. Tynan, certify that:

1. I have reviewed this annual report on Form 10-K of Curtiss-Wright
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Glenn E. Tynan
-----------------------
Chief Financial Officer

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
                            Telephone (973) 236 4000
                            Facsimile (973) 236 5000



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Of Curtiss-Wright Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2003, except for Note 21, for which the date is March 19, 2003, appearing in the 2002 Annual Report to Shareholders of Curtiss-Wright Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 12, 2003, except for Note 21,
as to which the date is March 19, 2003

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 2002, 2001, and 2000
                                 (In thousands)

                                                                         Additions
                                                            ---------------------------------
                                               Balance at    Charged to      Charged to                           Balance at
                                               Beginning      Costs and    Other Accounts       Deductions          End of
               Description                     of Period      Expenses       (Describe)         (Describe)          Period
               -----------                     ---------      --------       ----------         ----------          ------

Deducted from assets to which they apply:

Year-ended December 31, 2002
----------------------------
Reserves for inventory obsolescence             $ 14,384       $ 2,400         $8,105  (A)        $   612  (E)       $24,277
Reserves for doubtful accounts and notes           2,117           197            546  (B)            690  (F)         2,170
                                                --------       -------         ------             -------            -------
Total                                           $ 16,501       $ 2,597         $8,651             $ 1,302            $26,447
                                                ========       =======         ======             =======            =======

Year-ended December 31, 2001
----------------------------
Reserves for inventory obsolescence             $ 10,944       $ 1,857         $ 1,841  (C)       $   258  (G)       $14,384
Reserves for doubtful accounts and notes           2,659           882             527  (D)         1,951  (F)         2,117
                                                --------       -------          ------            -------            -------
Total                                           $ 13,603       $ 2,739         $ 2,368            $ 2,209            $16,501
                                                ========       =======         =======            =======            =======

Year-ended December 31, 2000
----------------------------
Reserves for inventory obsolescence             $ 10,511       $ 1,146         $  --              $   713  (H)       $10,944
Reserves for doubtful accounts and notes           3,230           803            --                1,374  (F)         2,659
                                                --------       -------         -------            -------            -------
Total                                           $ 13,741       $ 1,949         $  --              $ 2,087            $13,603
                                                ========       =======         =======            =======            =======


Notes:

(A) Includes amounts acquired from the purchase of Electro-Mechanical Division, Penny & Giles and Autronics, finalization of purchase accounting adjustments of Lau Defense Systems and Vista Controls, and a currency translation adjustment.
(B) Relates primarily to amounts acquired from the purchase of Penny & Giles and Autronics.
(C) Relates primarily to amounts acquired from the purchase of Lau Defense Systems and Vista Controls, Peerless Instrument and Solent & Pratt.
(D) Relates primarily to amounts acquired from the purchase of Lau Defense Systems, Peerless Instrument and Solent & Pratt.

(E)   Deductions relate to the scraping of obsolete inventory.

(F) Deductions relate primarily to the write-off of accounts receivable, net of recoveries.

(G)   Deductions relate primarily to release of reserves no longer required.

(H) Deductions relate to the scraping of obsolete inventory and release of reserves no longer required.

(I) EXHIBIT INDEX

                    The following is an index of the exhibits
                     included in this report or incorporated
                              herein by reference.

  Exhibit
     No.          Name                                                                     Page
------------------------------------------------------------------------------------------------
   (2)(i)        Second Amended and Restated Distribution Agreement,                         *
                 dated as of August 17, 2001, between the Company and Unitrin,
                 Inc. (incorporated by reference to Appendix A to the
                 Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Company dated September 5, 2001).

   (2)(ii)       Second Amended and Restated Agreement and Plan of Merger, dated             *
                 as of August 17, 2001, among the Company, Unitrin, Inc., and CW
                 Disposition Company (incorporated by reference to Appendix B to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Company dated September 5,
                 2001).

   (2)(iii)      Asset Purchase and Sale Agreement dated October 25,                         *
                 2001 between Lau Acquisition Corporation, Lau Defense Systems,
                 LLC, Vista Controls Corporation and Curtiss-Wright Corporation.
                 (incorporated by reference to Exhibit 2.3 to the Registrant's
                 Quarterly Report on Form 10-Q for the period ended September
                 30, 2001).

   (2)(iv)       Real Estate Sale and Purchase Agreement dated August 2, 2001                *
                 between Curtiss-Wright Corporation, Curtiss-Wright Flight
                 Systems, Inc. and Shaw Achas, LLC (incorporated by reference to
                 Exhibit 2.1 to the Registrant's Current Report on Form 8-K,
                 filed January 4, 2002).


   (2)(v)        Addendum to Real Estate Sale and Purchase Agreement dated                   *
                 September 10, 2001 by and between Curtiss-Wright Corporation
                 Curtiss-Wright Flight Systems, Inc. and Shaw Achas, LLC
                 (incorporated by reference to Exhibit 2.2 to the Registrant's
                 Current Report on Form 8-K, filed January 4, 2002).

   (2)(vi)       Share and Asset Purchase Agreement dated February 19, 2002                  *
                 between Spirent Plc. and Curtiss-Wright Corporation
                 (incorporated by reference to Exhibit 2.1 to the Registrant's
                 Current Report on Form 8-K, filed April 15, 2002).


  Exhibit
     No.          Name                                                                     Page
------------------------------------------------------------------------------------------------
   (2)(vii)      Asset Purchase Agreement dated October 25, 2002 between                      *
                 Westinghouse Government Services Company LLC and Curtiss-Wright
                 Corporation (incorporated by reference to Exhibit 2.1 to the
                 Registrant's Current Report on Form 8-K, filed November 12,
                 2002).

   (3)(i)        Restated Certificate of Incorporation as amended November 29,                *
                 2001 (incorporated by reference to Appendix C-1 to Registrant's
                 Proxy Statement on Schedule 14A with respect to the
                 recapitalization of the Company dated September 5, 2001).

   (3)(ii)       By-laws as amended through November 29, 2001 (incorporated by                *
                 reference to Appendix D-1 to Registrant's Proxy Statement on
                 Schedule 14A with respect to the recapitalization of the
                 Company dated September 5, 2001).

   (4)(i)        Agreement to furnish to the Commission upon request, a copy of               *
                 any long-term debt instrument where the amount of the
                 securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a
                 consolidated basis (incorporated by reference to Exhibit 4 to
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1985).

   (4)(ii)       Revolving Credit Agreement dated May 13, 2002 between                        *
                 Registrant, the Lenders parties thereto from time to time, the
                 Issuing Banks referred to therein and The Bank of Nova Scotia
                 (incorporated by reference to Exhibit 4.1 to Registrant's
                 Quarterly Report on Form 10-Q for the Quarter ended March 31,
                 2002).

   (4)(iii)      Short-Term Credit Agreement dated May 13, 2002 between                       *
                 Registrant, the Lenders parties thereto from time to time, the
                 Issuing Banks referred to therein and The Bank of Nova Scotia
                 (incorporated by reference to Exhibit 4.2 to Registrant's
                 Quarterly Report on Form 10-Q for the Quarter ended March 31,
                 2002).

   (4)(iv)       Amended and Restated Rights Agreement, dated as of November 6,               *
                 2000, as amended and restated as of November 20, 2001, between the Company and Mellon



  Exhibit
     No.          Name                                                                     Page
------------------------------------------------------------------------------------------------
                 Investor Services LLC (f/k/a ChaseMellon Shareholder Services,             38
                 L.L.C.), as Rights Agent, (incorporated by reference to
                 Exhibit 4 to the Registrant's Report on Form 8-K, filed
                 November 20, 2001).

   (4)(v)        Amendment to Restated Rights Agreement dated February 1, 2002               *
                 naming American Stock Transfer & Trust Company as Rights Agent,
                 (incorporated by reference to Exhibit 4(iv) to the Registrant's
                 Annual Report on Form 10-K, filed March 18, 2002).

   (10)(i)       Modified Incentive Compensation Plan, as amended November 9,                *
                 1989 (incorporated by reference to Exhibit 10(a) to
                 Registrant's Quarterly Report on Form 10-Q for the period ended
                 September 30, 1989).**

   (10)(ii)      Curtiss-Wright Corporation 1995 Long-Term Incentive Plan                    *
                 (incorporated by reference to Exhibit 4.1 to Registrant's Form
                 S-8 Registration Statement No. 95602114 filed December 15,
                 1995).**

   (10)(iii)     Revised Standard Employment Severance Agreement with Certain                *
                 Management of Curtiss-Wright (incorporated by reference to
                 Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for
                 the period ended June 30, 2001).**

   (10)(iv)      Retirement Benefits Restoration Plan as amended April 15, 1997              *
                 (incorporated by reference to Exhibit 10 to Registrant's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1997).**

   (10)(v)       Restated and Amended Curtiss-Wright Corporation Retirement Plan             *
                 as amended through February 28, 2002, (incorporated by
                 reference to Exhibit (10)(v) to Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 2001).

   (10)(vi)      Restated and Amended Curtiss-Wright Corporation Savings and                 *
                 Investment Plan dated February 28, 2002, (incorporated by
                 reference to Exhibit (10)(v) to Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 2001).


  Exhibit
     No.          Name                                                                     Page
------------------------------------------------------------------------------------------------
   (10)(vii)     Curtiss-Wright Electro-Mechanical Division Pension Plan dated
                 October 29, 2002, filed herewith.**

   (10)(viii)    Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee                 *
                 Directors (incorporated by reference to Exhibit 4.1 to
                 Registrant's Form S-8 Registration Statement No. 96583181,
                 filed June 19, 1996).**

   (10)(ix)      Curtiss-Wright Corporation Executive Deferred Compensation Plan              *
                 effective November 18, 1997 (incorporated by reference to
                 Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).**


   (10)(x)       Change In Control Severance Protection Agreement dated July                *
                 9, 2001 between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to
                 Registrant's Quarterly Report on Form 10-Q for the period
                 ended September 30, 2001).**

   (10)(xi)      Standard Change In Control Severance Protection Agreement                   *
                 dated July 9, 2001 between the Registrant and Key Executives of the Registrant (incorporated by reference to the Registrant's
                 Quarterly Report on Form 10-Q for the period ended September
                 30, 2001).**

   (10)(xii)     Trust Agreement dated January 20, 1998 by and between                       *
                 Curtiss-Wright Corporation and PNC Bank, National Association
                 (incorporated by reference to Exhibit 10(a) to Registrant's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1998).**

   (10)(xiii)    Consulting Agreement dated April 10, 2000 between Registrant                *
                 and David Lasky, (incorporated by reference to Exhibit (10)(xi)
                 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2000).**

   (10)(xiv)     Standard Supplemental Retirement Agreement dated April 27, 1999             *
                 between the registrant and certain Officers of the Registrant
                 (incorporated by reference to Exhibit 10 to Registrant's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 2000).**

  Exhibit
     No.          Name                                                                     Page
------------------------------------------------------------------------------------------------
   (10)(xv)      Mutual Separation Agreement dated June 26, 2001 between Brian               *
                 D. O'Neill and Registrant, (incorporated by reference to
                 Exhibit (10)(xiv) to Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 2001).**

   (10)(xvi)     Mutual Separation Agreement dated November 12, 2001 between                 *
                 Robert A. Bosi and Registrant, (incorporated by reference to
                 Exhibit (10)(xv) to Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 2001).**

   (10)(xvii)    Consulting Agreement dated June 18, 2002 between Registrant and             *
                 Gerald Nachman (incorporated by reference to Exhibit 10.1 to
                 Registrant's Quarterly Report on Form 10-Q for the period ended
                 June 30, 2002).**

   (13)          Annual Report to Stockholders for the year ended December 31,              107
                 2002.

   (16)          Letter from PricewaterhouseCoopers LLP, dated March 25, 2003                *
                 (incorporated by reference to Registrant's Form 8-K, filed
                 March 26, 2003).

   (21)          Subsidiaries of the Registrant.                                            108

   (23)          Consents of Experts and Counsel - see Consent of Independent               109
                 Accountants.

   (99.1)        Certification of Martin R. Benante, Chairman and Chief                     110
                 Executive Officer, Pursuant to Section 906 of the Sarbanes
                 Oxley Act of 2002.

   (99.2)        Certification of Glenn E. Tynan, Chief Financial Officer,                  111
                 Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

--------------------------------------------------------------------------------
* Incorporated by reference as noted.
** Management contract or compensatory plan or arrangement.

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The registered trademark symbol shall be expressed as....................    'r'