Form 10-Q
period 2003-03-31
CURTISS WRIGHT CORP
filed 2003-05-14
CIK 26324

                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          Commission File Number 1-134

                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                                13-0612970
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         4 Becker Farm Road
        Roseland, New Jersey                                        07068
(Address of principal executive offices)                         (Zip Code)


                                 (973) 597-4700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 5,911,581 shares (as of April 30,
2003). Class B Common Stock, par value $1.00 per share: 4,382,123 shares (as of April 30, 2003).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                          PAGE
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

               Consolidated Statements of Earnings                             3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Cash Flows                           5

               Consolidated Statements of Stockholders' Equity                 6

               Notes to Consolidated Financial Statements                 7 - 18

Item 2.     Management's Discussion and Analysis of Financial            19 - 26
               Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        27

Item 4.     Controls and Procedures                                           27

            Forward-Looking Information                                       27

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  28

Signature                                                                     29

Certifications                                                           30 - 32

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           ---------   --------
Net sales                                                  $ 179,933   $ 97,787
Cost of sales                                                120,901     61,632
                                                           ---------   --------
   Gross profit                                               59,032     36,155

Research and development expenses                              5,305      1,311
Selling expenses                                               8,968      5,742
General and administrative expenses                           21,414     15,986
Environmental remediation and
   administrative expenses, net                                   --        202
                                                           ---------   --------
   Operating income                                           23,345     12,914

Investment income, net                                            15        131
Pension income, net                                              525      2,254
Other expenses, net                                             (257)       (59)
Interest expense                                                (851)      (193)
                                                           ---------   --------
Earnings before income taxes                                  22,777     15,047
Provision for income taxes                                     8,655      5,731
                                                           ---------   --------
Net earnings                                               $  14,122   $  9,316
                                                           =========   ========
Basic earnings per share                                   $    1.37   $   0.92
                                                           =========   ========
Diluted earnings per share                                 $    1.36   $   0.90
                                                           =========   ========
Dividends per share                                        $    0.15   $   0.15
                                                           =========   ========
Weighted average shares outstanding:
   Basic                                                      10,282     10,123
   Diluted                                                    10,408     10,340

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            (Unaudited)
                                                             March 31,    December 31,
                                                                2003          2002
                                                            -----------   ------------
Assets
   Current Assets:
      Cash and cash equivalents                              $ 41,719       $ 47,717
      Receivables, net                                        145,806        143,316
      Inventories, net                                         87,023         79,808
      Deferred tax assets, net                                 21,341         21,840
      Other current assets                                      8,652          9,005
                                                             --------       --------
         Total current assets                                 304,541        301,686
                                                             --------       --------
   Property, plant and equipment, net                         226,527        219,049
   Prepaid pension costs                                       76,597         76,072
   Goodwill                                                   195,607        181,101
   Other intangible assets, net                                19,356         21,982
   Other assets                                                12,734         13,034
                                                             --------       --------
         Total Assets                                        $835,362       $812,924
                                                             ========       ========

Liabilities
   Current Liabilities:
      Short-term debt                                        $ 32,874       $ 32,837
      Dividends payable                                         1,544             --
      Accounts payable                                         42,707         41,344
      Accrued expenses                                         29,132         32,446
      Income taxes payable                                      8,203          4,528
      Other current liabilities                                52,341         53,294
                                                             --------       --------
         Total current liabilities                            166,801        164,449
                                                             --------       --------
   Long-term debt                                             123,045        119,041
   Deferred tax liabilities, net                                8,429          6,605
   Accrued pension and other postretirement benefit costs      78,616         77,438
   Long-term portion of environmental reserves                 22,301         22,585
   Other liabilities                                           11,409         11,578
                                                             --------       --------
         Total Liabilities                                    410,601        401,696
                                                             --------       --------
Stockholders' Equity
   Common stock, $1 par value                                  10,618         10,618
   Class B common stock, $1 par value                           4,382          4,382
   Additional paid-in capital                                  52,290         52,200
   Retained earnings                                          520,876        508,298
   Unearned portion of restricted stock                           (55)           (60)
   Accumulated other comprehensive income                       6,711          6,482
                                                             --------       --------
                                                              594,822        581,920
   Less: cost of treasury stock                               170,061        170,692
                                                             --------       --------
         Total Stockholders' Equity                           424,761        411,228
                                                             --------       --------
         Total Liabilities and Stockholders' Equity          $835,362       $812,924
                                                             ========       ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Cash flows from operating activities:
   Net earnings                                             $ 14,122   $  9,316
                                                            --------   --------
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                            6,820      3,943
      Net gains on sales of real estate and equipment             --       (106)
      Non-cash pension income                                   (525)    (2,254)
      Deferred income taxes                                    2,323         45
      Changes in operating assets and liabilities, net of
         businesses acquired:
         Proceeds from sales of short-term investments            --     59,550
         Purchases of short-term investments                      --    (35,600)
         Increase in receivables                              (1,009)    (3,750)
         Increase in inventories                              (5,776)      (981)
         Decrease in accounts payable and accrued
            expenses                                          (2,683)    (2,312)
         Increase (decrease) in income taxes payable           3,675    (10,732)
         Decrease (increase) in other assets                   1,300       (662)
         Decrease in other liabilities                          (415)    (3,837)
                                                            --------   --------
            Total adjustments                                  3,710      3,304
                                                            --------   --------
      Net cash provided by operating activities               17,832     12,620
                                                            --------   --------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment               --        142
   Additions to property, plant and equipment                 (9,830)    (7,008)
   Acquisition of new businesses, net of cash acquired       (18,360)    (1,272)
                                                            --------   --------
      Net cash used for investing activities                 (28,190)    (8,138)
                                                            --------   --------
Cash flows from financing activities:
   Proceeds from issuance of debt                             96,537         --
   Principal payments on debt                                (92,554)    (1,291)
   Proceeds from exercise of stock options                       721      2,287
                                                            --------   --------
      Net cash provided by financing activities                4,704        996
                                                            --------   --------
Effect of foreign currency                                      (344)      (858)
                                                            --------   --------
Net (decrease) increase in cash and cash equivalents          (5,998)     4,620
Cash and cash equivalents at beginning of period              47,717     25,495
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 41,719   $ 30,115
                                                            ========   ========

Supplemental disclosure of non-cash investing activities:
   Fair value of assets acquired                            $ 19,337   $     --
   Liabilities assumed                                          (977)        --
   Less: Cash acquired                                            --         --
                                                            --------   --------
   Cash paid for acquisitions                               $ 18,360   $     --
                                                            ========   ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                Unearned      Accumulated
                                            Class B   Additional               Portion of       Other
                                  Common    Common     Paid in     Retained    Restricted    Comprehensive   Treasury
                                   Stock     Stock     Capital     Earnings   Stock Awards      Income        Stock
                                  -------   -------   ----------   --------   ------------   -------------   ---------
December 31, 2001                 $10,618   $4,382     $52,532     $469,303       $(78)         $(6,831)     $179,972
                                  -------   ------     -------     --------       ----          -------      --------

Net earnings                           --       --          --       45,136         --               --            --
Translation adjustments, net           --       --          --           --         --           13,313            --
Dividends Paid                         --       --          --       (6,141)        --               --            --
Stock options exercised, net           --       --        (332)          --         --               --        (9,280)
Amortization of earned portion
   of restricted stock awards          --       --          --           --         18               --            --
                                  -------   ------     -------     --------       ----          -------      --------
December 31, 2002                  10,618    4,382      52,200      508,298        (60)           6,482       170,692
                                  -------   ------     -------     --------       ----          -------      --------

Net earnings                           --       --          --       14,122         --               --            --
Translation adjustments, net           --       --          --           --         --              229            --
Dividends                              --       --          --       (1,544)        --               --            --
Stock options exercised, net           --       --          90           --         --               --          (631)
Amortization of earned portion
   of restricted stock awards          --       --          --           --          5               --            --
                                  -------   ------     -------     --------       ----          -------      --------
March 31, 2003                    $10,618   $4,382     $52,290     $520,876       $(55)         $ 6,711      $170,061
                                  =======   ======     =======     ========       ====          =======      ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS of PRESENTATION

     Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered services to the defense, aerospace, power generation, automotive, shipbuilding, processing, petrochemical, agricultural equipment, railroad, security, and metalworking industries. Operations are conducted through twenty manufacturing facilities, forty-five metal treatment service facilities, and two aerospace component overhaul and repair locations.

     The unaudited consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated.

     The unaudited consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and such preparation requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates include the estimate of costs to complete long-term contracts under the percentage of completion accounting method, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation of intangible assets, warranty reserves, and estimates of future environmental costs. Actual results may differ from these estimates. In the opinion of management, all necessary adjustments for a fair presentation have been reflected in these financial statements.

     The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 2002 Annual Report on Form 10-K. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year.

     Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

2.   ACQUISITIONS

     Motion Control Segment

     Collins Technologies
     On February 28, 2003, the Corporation acquired the assets of Collins Technologies ("Collins") from G.L. Collins Corporation. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $12.0 million in cash and the assumption of certain liabilities. Included in the purchase price is a holdback of $0.5 million as security for indemnification. The amount of holdback remaining after claims for indemnification will be paid one year after the acquisition date. Management funded the purchase price from credit available under the Corporation's Short-Term Credit Agreement. Revenues of the purchased business were approximately $8.3 million for the year ended March 31, 2002. The excess of the purchase price, excluding the holdback, over the fair value of the net assets acquired is approximately $9.5 million. The fair value of the net assets acquired was based on current estimates and may be revised at a later date.

     Collins designs and manufactures Linear Variable Displacement Transducers (LVDTs), primarily for aerospace flight and engine control applications. Industrial LVDTs are used mostly in industrial automation and test applications. Collins' operations are located in Long Beach, California.

     Metal Treatment Segment

     Advanced Material Process
     On March 11, 2003, the Corporation acquired selected assets of Advanced Material Process Corp. ("AMP"), a private company with operations located in Wayne, Michigan. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $5.7 million in cash and the assumption of certain liabilities. Included in the purchase price is a holdback of $0.2 million as security for indemnification. The amount of holdback remaining after claims for indemnification will be paid one year after the acquisition date. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years up to a maximum additional payment of $1.0 million. Management funded the purchase price from credit available under the Corporation's Short-Term Credit Agreement. Sales of the purchased business were approximately $5.1 million for the year ended December 31, 2002. The purchase price approximated the fair value of the net assets acquired. The fair value of the net assets acquired was based on current estimates and may be revised at a later date.

     AMP is a supplier of commercial shot-peening services primarily to the automotive market in the Detroit area.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Brenner Tool & Die
     On November 14, 2002, the Corporation acquired selected assets and liabilities of Brenner Tool and Die, Inc. ("Brenner") relating to Brenner's metal finishing operations in Bensalem, Pennsylvania. Brenner provides non-destructive testing, chemical milling, chromic and phosphoric anodizing, and painting services.

     The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $10.0 million in cash, which approximated the fair value of the net assets acquired. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years up to a maximum additional payment of $10.0 million. The fair value of net assets acquired was based on preliminary estimates and may be revised at a later date.

3.   RECEIVABLES

     Receivables at March 31, 2003 and December 31, 2002 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                  (In thousands)
                                             March 31,   December 31,
                                               2003          2002
                                             ---------   ------------
     Billed Receivables:
     Trade and other receivables              $113,102    $ 108,710
        Less: Progress payments applied         (3,421)      (2,480)
              Allowance for doubtful accounts   (2,799)      (2,170)
                                              --------    ---------
     Net billed receivables                    106,882      104,060
                                              --------    ---------
     Unbilled Receivables:
     Recoverable costs and estimated
        earnings not billed                     45,852       44,573
        Less: Progress payments applied         (6,928)      (5,317)
                                              --------    ---------
     Net unbilled receivables                   38,924       39,256
                                              --------    ---------
     Receivables, net                         $145,806    $ 143,316
                                              ========    =========

     The net receivable balance at March 31, 2003 included $1.8 million related to the Corporation's 2003 acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at March 31, 2003 and December 31, 2002 is as follows:

                                                       (In thousands)
                                                  March 31,   December 31,
                                                    2003         2002
                                                  ---------   ------------
     Raw material                                 $  43,552    $  42,932
     Work-in-process                                 29,191       25,282
     Finished goods and component parts              44,456       42,797
     Inventoried costs related to US
        Government and other long-term
        contracts                                    11,625       14,949
                                                  ---------    ---------
     Gross inventories                              128,824      125,960
     Less: Inventory reserves                       (24,581)     (24,277)
           Progress payments applied,
              principally related to
              long-term contracts                   (17,220)     (21,875)
                                                  ---------    ---------
     Inventories, net                             $  87,023    $  79,808
                                                  =========    =========

     The net inventory balance at March 31, 2003 included $1.4 million related to the Corporation's 2003 acquisitions.

5.   GOODWILL

     Goodwill results from acquisitions. The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                                 (In thousands)
                                    Flow     Motion     Metal
                                  Control   Control   Treatment   Consolidated
                                  -------   -------   ---------   ------------
     December 31, 2002            $95,409   $78,727     $6,965      $181,101
     Goodwill from 2003
        acquisitions                   --     9,466         --         9,466
     Change in previous
        estimates of fair value
        of net assets acquired      1,283     3,052         13         4,348
     Currency translation
        adjustment                    394       291          7           692
                                  -------   -------     ------      --------
     March 31, 2003               $97,086   $91,536     $6,985      $195,607
                                  =======   =======     ======      ========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     The purchase price allocations relating to businesses acquired in 2003 and 2002 are based on estimates and have not yet been finalized.

6.   OTHER INTANGIBLE ASSETS, net

     Other intangible assets consist primarily of purchased technology, backlog and technology licenses. The following tables present the cumulative composition of the Corporation's intangible assets as of March 31, 2003 and December 31, 2002.

                                         (In thousands)
                                           Accumulated
     March 31, 2003             Gross     Amortization      Net
     --------------            -------   --------------   -------
     Developed technology      $19,247      $(1,703)      $17,544
     Other intangible assets     3,407       (1,595)        1,812
                               -------      -------       -------
     Total                     $22,654      $(3,298)      $19,356
                               =======      =======       =======

                                         (In thousands)
                                          Accumulated
     December 31, 2002          Gross     Amortization      Net
     -----------------         -------   --------------   -------
     Developed technology      $21,371      $(1,452)      $19,919
     Other intangible assets     3,411       (1,348)        2,063
                               -------      -------       -------
     Total                     $24,782      $(2,800)      $21,982
                               =======      =======       =======

     The following table presents the changes in the net balance of other intangible assets during the three months ended March 31, 2003.

                                                    (In thousands)
                                         Developed       Other
                                        Technology,   Intangible
                                            net       Assets, net     Total
                                        -----------   -----------   --------
     December 31, 2002                    $19,919       $2,063       $21,982
     Amortization expense                    (263)        (250)         (513)
     Change in estimate of fair value      (1,771)          --        (1,771)
     Net currency translation
        adjustment                           (341)          (1)         (342)
                                          -------       ------      --------
     March 31, 2003                       $17,544       $1,812       $19,356
                                          =======       ======       =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

7.   WARRANTY RESERVES

     The Corporation provides its customers with warranties on certain commercial and governmental products. Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience. These estimates are adjusted in the period in which actual results or better information is obtained. Warranty reserves are included within accrued expenses on the Corporation's Consolidated Balance Sheet. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 45, the following table presents the changes in the Corporation's warranty reserves:

                                                                  (In thousands)
                                                                  --------------
     Warranty reserves at January 1, 2003                             $9,892
     Provision for current year sales                                    182
     Change in estimates to pre-existing warranties                     (189)
     Current year claims                                                (492)
     Translation adjustment                                               15
                                                                      ------
     Warranty reserves at March 31, 2003                              $9,408
                                                                      ======

8.  EARNINGS PER SHARE

     Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares issuable for the periods. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

                                                              (In thousands)
                                                           ---------------------
                                                           March 31,   March 31,
                                                             2003        2002
                                                           ---------   ---------
     Basic weighted average shares outstanding              10,282      10,123
     Dilutive effect of stock options and deferred stock
      compensation                                             126         217
                                                            ------      ------
     Diluted weighted average shares outstanding            10,408      10,340
                                                            ======      ======

     The Corporation had antidilutive options outstanding of approximately 81,000 at March 31, 2003. As of March 31, 2002, there were no antidilutive options outstanding.

9.   STOCK COMPENSATION PLANS

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Corporation elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Corporation does not recognize compensation expense on stock options granted to employees when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, as amended, and has been determined as if the Corporation had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information regarding the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted by plan type is included in the Corporation's 2002 Annual Report on Form 10-K.

     The Corporation's pro forma results for the three months ended March 31, 2003 and 2002 are as follows:

     (In thousands, except per share data)                      2003      2002
                                                               -------   -------
     Net earnings:
        As reported                                            $14,122   $9,316
        Pro forma expense                                         (178)    (205)
                                                               -------   ------
        Pro forma                                              $13,944   $9,111
                                                               =======   ======
     Net earnings per share:
        As reported:
           Basic                                               $  1.37   $  0.92
           Diluted                                             $  1.36   $  0.90
        Pro forma:
           Basic                                               $  1.36   $  0.90
           Diluted                                             $  1.34   $  0.88

10.  ENVIRONMENTAL MATTERS

     The Corporation establishes a reserve for a potential environmental liability when it concludes that a determination of legal liability is probable based upon the advice of counsel. Such amounts reflect the Corporation's estimate of the amount of that liability. If only a range of potential liability can be estimated, a reserve will be established at the low end of that range. Such reserves represent current values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions and are not discounted for the time value of money.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Pfohl Brothers landfill site, Cheektowaga, New York; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey.

     In October 2002 the Corporation acquired the Electro-Mechanical Division ("EMD") facility from Westinghouse Government Services LLC ("Seller"). Included in the purchase was the assumption of several Nuclear Regulatory Commission ("NRC") licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has established reserves for additional potential environmental remediation costs. Remediation and investigation of the EMD facility are ongoing. The Corporation obtained partial environmental insurance coverage specifically for the EMD facility. The policy provides coverage for losses due to on or off-site pollution conditions that are pre-existing and unknown.

     The Corporation believes that the outcome of any of these matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

11.  SEGMENT INFORMATION

     The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

                                                              (In thousands)
                                  -------------------------------------------------------------------
                                                    Three Months Ended March 31, 2003
                                  -------------------------------------------------------------------
                                   Flow     Motion      Metal     Segment    Corporate   Consolidated
                                  Control   Control   Treatment    Totals     & Other       Totals
                                  -------   -------   ---------   --------   ---------   ------------
Revenue from external customers   $93,341   $57,040    $29,552    $179,933     $  --       $179,933
Intersegment revenues                  --        --        132         132      (132)            --
Operating income                   14,318     5,090      3,751      23,159       186         23,345

                                                              (In thousands)
                                  ------------------------------------------------------------------------
                                                     Three Months Ended March 31, 2002
                                  ------------------------------------------------------------------------
                                   Flow     Motion       Metal        Segment    Corporate    Consolidated
                                  Control   Control   Treatment (1)   Totals    & Other (2)      Totals
                                  -------   -------   -------------   -------   -----------   ------------
Revenue from external customers   $30,118   $42,252      $25,417      $97,787      $  --        $97,787
Intersegment revenues                  --        --          109          109       (109)            --
Operating income                    3,656     6,782        2,760       13,198       (284)        12,914

(1) 2002 operating income for Metal Treatment includes non-recurring costs of $451K associated with the relocation of a shot-peening facility.

(2) 2002 operating income for Corporate includes $202K of net environmental remediation and administrative expenses.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                              (In thousands)
                    ---------------------------------------------------------------------
                                           Identifiable Assets
                    ---------------------------------------------------------------------
                      Flow      Motion      Metal     Segment    Corporate   Consolidated
                     Control   Control    Treatment    Totals     & Other       Totals
                    --------   --------   ---------   --------   ---------   ------------
March 31, 2003      $322,548   $269,825   $136,593    $728,966   $106,396      $835,362
December 31, 2002    319,272    260,984    125,642     705,898    107,026       812,924

     Reconciliation:

                                                              (In thousands)
                                                           ---------------------
                                                           March 31,   March 31,
                                                             2003        2002
                                                           ---------   ---------
     Total segment operating income                         $23,159    $13,198
     Corporate and Administrative                               186       (284)
     Investment income, net                                      15        131
     Pension income, net                                        525      2,254
     Other expense, net                                        (257)       (59)
     Interest expense                                          (851)      (193)
                                                            -------    -------
     Earnings before income taxes                           $22,777    $15,047
                                                            =======    =======

12.  COMPREHENSIVE INCOME

     Total comprehensive income for the three-month periods ended March 31, 2003 and 2002 is as follows:

                                                               (In thousands)
                                                            ---------------------
                                                            March 31,   March 31,
                                                              2003        2002
                                                            ---------   ---------
     Net earnings                                            $14,122     $ 9,316
     Equity adjustment from foreign currency translations        229      (1,312)
                                                             -------     -------
     Total comprehensive income                              $14,351     $ 8,004
                                                             =======     =======

     The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Company's non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

13.  CONTINGENCIES AND COMMITMENTS

     The Corporation's subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contain offset obligations to purchase approximately 43.0 million Swiss francs of product from suppliers of the two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5-10% of the unfulfilled

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     obligation at the end of the term of the agreements. As of March 31, 2003, the Corporation has accrued $0.6 million Swiss francs (approximately $0.4 million) included in current liabilities as a contingency against not achieving compliance with these agreements.

     The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG ("UBS") for a credit facility in the amount of 6.0 million Swiss francs (approximately $4.4 million) for the issue of performance guarantees related to a long-term contract. As of March 31, 2003, the amount of restricted cash under this facility was $2.9 million, of which $0.8 million is expected to be released from restriction after one year.

     In October 2002, the Corporation acquired EMD. Included in the purchase was the assumption of several NRC licenses, necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee), representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $2.8 million.

     Consistent with other entities its size, the Corporation is party to several legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation's results of operations or financial position.

14.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement would require the Corporation to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate can be made. Upon initial recognition of such a liability, if any, the Corporation would capitalize the asset retirement cost as an asset equal to the fair value of the liability and allocate such cost to expense systematically over the useful life of the underlying asset. The estimated future liability would be subject to change, with the effects of such change affecting the asset retirement cost and the related expense as appropriate. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement applies to costs associated with

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     exit or disposal activities, whereas liabilities for a cost associated with these activities shall be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation relates to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation requires the issuer of a guarantee to recognize a liability at the inception of that guarantee. The Corporation is required to apply the interpretation to all guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement requires additional disclosures about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement shall be effective for fiscal years beginning after December 15, 2002. The Corporation intends on continuing to account for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus the adoption of the new standard did not have a material impact on the Corporation's results of operation or financial condition.

15.  SUBSEQUENT EVENTS

     Acquisition

     E/M Coatings

     On April 2, 2003, the Corporation purchased selected assets of E/M Engineered Coatings Solutions ("E/M Coatings"). The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $16.7 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation's Short-Term Credit Agreement. Revenues of the purchased business were approximately $26.0 million for the year ended December 31, 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     The Corporation acquired six E/M Coatings facilities operating in Chicago, IL; Detroit, MI; Minneapolis, MN; Hartford, CT; and North Hollywood and Chatsworth, CA. Combined, these facilities are one of the leading providers of solid film lubricant coatings in the United States. The E/M Coatings facilities have the capability of applying over 1,100 different coatings to impart lubrication, corrosion resistance, and certain cosmetic and dielectric properties to selected components. Management intends to incorporate the operations of E/M Coatings into the Corporation's Metal Treatment Segment.

     Debt

     On May 1, 2003, the Corporation entered into an agreement with the bank group to extend the expiration date of its Short-Term Credit Agreement from May 9, 2003 to May 7, 2004.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                                 PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

     Sales for the first quarter of 2003 totaled $179.9 million, an increase of 84% from sales of $97.8 million for the first quarter of 2002. New orders received for the current quarter of $206.0 million were up 114% over the orders of $96.1 million for the first quarter of 2002. Backlog increased 6% to a new record high of $509.3 million from $478.5 million at December 31, 2002. Sales for the first quarter of 2003 as compared to the same period last year benefited from the acquisitions completed in 2002 and 2003, which contributed $75.3 million to sales in the quarter. Sales adjusted to exclude those acquisitions were $104.6 million in the first quarter of 2003, an increase of 7% over the same period last year. Higher sales of flow control products to the nuclear navy, the nuclear power generation, oil and gas, and European valve markets, higher sales from our domestic ground defense business and from our shot peening services, all contributed to the growth in base businesses. Sales to the commercial aerospace OEM market were down for the quarter. Foreign exchange translation also had a favorable impact on sales, contributing approximately 3% to the sales increase from the prior year.

Operating income for the first quarter of 2003 totaled $23.3 million, an increase of 81% from operating income of $12.9 million for the same period last year. The increase is primarily attributable to the contributions of recent acquisitions, which amounted to $10.0 million, and organic growth in some of our base business. Operating income excluding 2002 acquisitions was $13.3 million, a 3% increase over the same period last year. Margin improvements in the Flow Control and Metal Treatment segments and ongoing cost reduction programs have more than offset the lower margins experienced in the Motion Control segment, which were primarily due to lower sales volume and unfavorable sales mix.

Net earnings for the first quarter of 2003 totaled $14.1 million, or $1.36 per diluted share, which represents an increase of 52% over the net earnings for the first quarter of 2002 of $9.3 million, or $0.90 per diluted share.

Operating Performance:

Flow Control

The Corporation's Flow Control segment posted sales of $93.3 million for the first quarter of 2003, an increase of 210% when compared with $30.1 million in the first quarter of 2002. Acquisitions represented $56.3 million of this increase, while the balance of the segment's businesses increased $6.9 million, or 23%. The organic growth was driven by stronger sales of products for both the traditional and non-traditional naval markets, gas and oil and commercial power generation markets, and higher valve sales in Europe.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the first quarter of 2003 was $14.3 million compared to $3.7 million for the same period last year. Acquisitions made in 2002 generated operating income of $9.2 million, while the balance of the segment businesses improved $1.4 million, or 39%, over the comparable period last year. Margin improvements on flow control products for commercial nuclear applications, European valve, gas and oil, and heavy truck markets, as well as overall cost reduction programs, contributed to the favorable operating income performance.

New orders received for the Flow Control segment totaled $124.2 million in the first quarter of 2003, representing an increase of 203% from orders received in the first quarter of 2002. Approximately 75% of the new orders received reflect the contributions from the 2002 acquisitions. Backlog increased 10% to $335.1 million from $304.3 million at December 31, 2002.

Motion Control

Sales for the Corporation's Motion Control segment improved 35% to $57.0 million in the first quarter of 2003, from $42.3 million in the first quarter of 2002, primarily due to the contribution of the acquisitions of Collins Technologies in February 2003 and Penny and Giles and Autronics in April 2002. Acquisitions contributed $18.1 million to the sales improvement. Excluding the acquisitions, the base business experienced a decline of 8% from the first quarter of 2002 mainly due to the reduction in commercial aircraft production and a slight drop in the European ground defense business. These lower sales were partially offset by stronger domestic ground defense sales primarily related to the expedited deliveries of the Bradley fighting vehicle and an increase in sales of military aerospace products for both OEM and spare parts.

Operating income for the first quarter of 2003 was $5.1 million, a decrease of 25% from the same period last year of $6.8 million. Lower margins were driven by lower sales volume as mentioned above, unfavorable sales mix, and higher than planned research development costs for our European ground defense business and a portion of our electronics businesses. The contributions from our acquisitions of $1.3 million partially offset these declines. The business segment also benefited from favorable currency translation of approximately $0.3 million as compared to the first quarter of 2002.

New orders received for the Motion Control segment totaled $51.9 million in the first quarter of 2003, an increase of 75% from orders received in the first quarter of 2002. Approximately 27% of the new orders received reflect the contributions from the 2002 and 2003 acquisitions. Backlog decreased slightly to $172.9 million at March 31, 2003 from $173.2 million at December 31, 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Metal Treatment

Sales for the Corporation's Metal Treatment segment totaled $29.6 million for the first quarter of 2003, up 16% when compared with $25.4 million in the first quarter of 2002. The improvement was mainly due to higher sales of shot peening services, especially in Europe, which primarily services the aerospace and automotive industries, and from the contributions from the 2002 and 2003 acquisitions. In addition, sales from our new laser peening technology also contributed to the higher sales for the quarter. Foreign exchange translation had a favorable impact on sales.

Operating income for the first quarter of 2003 increased 36% to $3.8 million from $2.8 million for the same period last year. The increase was due to higher sales volumes as well as an overall improvement in the operating margins. Margin improvements were experienced in North America for shot-peening and heat-treating operations. Margins for the quarter also benefited from favorable currency translation of approximately $0.5 million.

New orders received for the Metal Treatment segment totaled $30.0 million in the first quarter of 2003, increasing 18% from orders received in the first quarter of 2002. Backlog increased 29% to $1.2 million from $1.0 million at December 31, 2002.

On April 2, 2003, the Metal Treatment segment purchased selected assets of E/M Engineered Coatings Solutions ("E/M Coatings"). E/M Coatings is one of the leading providers of solid film lubricant coatings in the United States with revenues of approximately $26.0 million for the year ended December 31, 2002. The E/M Coatings facilities have the capability of applying over 1,100 different coatings to impart lubrication, corrosion resistance, and certain cosmetic and dielectric properties to selected components.

Corporate and Other Expenses

The Corporation had non-segment operating income of $0.2 million in the first quarter of 2003 compared with a non-segment operating loss of $0.3 in the same period of the prior year. Operating income in 2003 was derived mainly from collections on a settlement from a 2002 lawsuit, whereby the Corporation was awarded damages associated with our Wood-Ridge Business Complex facility, which were deemed uncollectible at the time of the settlement.

Non-Operating Revenues/Expense

For the first quarter of 2003, the Corporation recorded other non-operating net revenues totaling $0.3 million, compared with $2.3 million for the first quarter of 2002. The decrease was primarily caused by lower pension income, primarily due to lower investment returns on the Corporation's pension assets and lower interest rates. The Corporation expects this trend to continue during the remainder of 2003.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CHANGES IN FINANCIAL CONDITION:

Liquidity and Capital Resources:

The Corporation's working capital was $137.7 million at March 31, 2003, a slight increase from the working capital at December 31, 2002 of $137.2 million. The ratio of current assets to current liabilities was 1.8 to 1 at March 31, 2003 and December 31, 2002.

Cash and cash equivalents totaled $41.7 million in the aggregate at March 31, 2003, down 13% from $47.7 million at the prior year-end. In addition to the impact of the two acquisitions completed during the first quarter of 2003, working capital changes were highlighted by a net increase to accounts receivables and inventory of $6.8 million due to higher actual and forecasted sales, offset by an increase to income taxes payable of $3.7 million due to the timing of income tax payments. Days sales outstanding at March 31, 2003 was unchanged at 54 days as compared to December 31, 2002. Inventory turns were 5.8 for the three-months ended March 31, 2003 as compared to 4.3 during the same period a year ago.

At March 31, 2003, the Corporation had two credit agreements aggregating $225.0 million with a group of eight banks. The Revolving Credit Agreement offers a maximum of $135.0 million over five years to the Corporation for cash borrowings and letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings up to $90.0 million. The Short-Term Credit Agreement expires May 9, 2003, and may be extended, with the consent of the bank group, for additional periods not to exceed 364 days each. The Corporation expects to extend the Short-Term Agreement with the consent of the bank group, however, there can be no assurances that the bank group will approve the extension. Borrowings under these agreements bear interest at a floating rate based on market conditions. In addition, the Corporation's rate of interest and payment of facility fees are dependent on certain financial ratios of the Corporation, as defined in the agreements. As of March 31, 2003, the Corporation pays annual facility fees on the entire commitments of the Revolving Credit Agreement and Short-Term Credit Agreement. The Corporation is required under these agreements to maintain certain financial ratios and meet certain net worth and indebtedness tests. Cash borrowings (excluding letters of credit) under the two credit agreements at March 31, 2003 were $140.6 million compared with cash borrowings of $6.5 million at March 31, 2002 under prior agreements. All outstanding borrowings as of May 13, 2002 under the prior agreements were paid in full through funding from the new agreements. The unused credit available under these agreements at March 31, 2003 was $64.4 million. Please see Note 15 to the Corporation's Consolidated Financial Statements included in Part 1, Item 1 of this quarterly report for information regarding the extension of the Short-Term Credit Agreement.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.4 million at March 31, 2003 and $13.4 million at March 31, 2002. The loans outstanding under the Revolving Credit Agreement and Industrial Revenue Bonds had variable interest rates averaging 2.1% and 1.8% for the first quarter of 2003 and 2002, respectively.

During the first quarter of 2003, internally available funds were adequate to meet capital expenditures of $9.8 million. Capital expenditures incurred during the first quarter were for new and replacement machinery and equipment within the business segments and for the expansion of new product lines. The Corporation is expected to make additional capital expenditures of approximately $40 million during the balance of the year on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities. Included in the capital expenditures during the first quarter of 2003 was $1.9 million from the newly acquired businesses in 2003 and 2002.

Cash generated from operations is considered adequate to meet the Corporation's cash requirements for the upcoming year, including anticipated debt repayments, planned capital expenditures, dividends, satisfying environmental obligations, and working capital requirements. Undistributed earnings from the Corporation's foreign subsidiaries are considered to be permanently reinvested.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations:

Revenue recognition: The realization of revenue refers to the timing of its recognition in the accounts of the Corporation and is generally considered realized or realizable and earned when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the Corporation's price to its customer is fixed or determinable; and 4) collectibility is reasonably assured.

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered. This method is used in our Metal Treatment segment and in some of the business units within the Motion Control and Flow Control segments which serve commercial markets.

For certain contracts that require substantial performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

of accounting is used primarily on the Corporation's defense contracts and certain long-term commercial contracts. This method recognizes revenue as the contracts progress towards completion. For certain government contracts that contain a significant number of external performance milestones, as defined by the customer, sales are recorded based upon achievement of these external performance milestones. The performance milestone method is an output measure of progress towards completion made in terms of results achieved. For certain fixed price contracts, where none or a limited number of external milestones exist, the cost-to-cost method of accounting is used. Under the cost-to-cost method, sales and profits are recorded based on the ratio of costs incurred to an estimate of total costs at completion.

Application of percentage-of-completion methods of revenue recognition requires the use of reasonable and dependable estimates of the future material, direct labor, and overhead costs that will be incurred. Percentage-of-completion method of accounting for long-term contracts requires a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon the industry knowledge and experience of the Corporation's engineers, project managers, and financial staff. These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on operating performance.

Under certain commercial contracts that take less than a year to complete and where the contract amount is less than one million dollars, the completed contract method is utilized. Under the completed contract method, revenue and costs are recognized when the Corporation substantially completes work under the contract.

Under the percentage-of-completion and completed contract methods, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined. Certain contracts contain provisions for the redetermination of price and, as such, management defers revenue from those contracts until such time as the price has been finalized.

Some of the Corporation's customers withhold certain amounts from the billings they receive. These retainages are generally not due until the project has been completed and accepted by the customer.

Inventory: Inventory costs include materials, direct labor, and overhead costs, which are stated at the lower of cost or net realizable value. The Corporation estimates the net realizable value of its inventories and establishes reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.

The Corporation purchases materials for the manufacture of components for sale. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected price, future estimated availability, existing and

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

projected contracts to produce certain items, and the estimated needs for its businesses.

For certain of its long-term contracts, the Corporation utilizes progress billings, which represent amounts billed to customers prior to the delivery of goods and services and are a reduction to inventory and receivables. Progress billings are generally based on costs incurred, including direct costs, overhead, and general and administrative costs and are a reduction to inventory.

Pension and other postretirement benefits: The Corporation, in consultation with its actuary, determines the appropriate assumptions for use in determining the liability for future pension and other postemployment benefits. The most significant of these assumptions include the number of employees who will receive benefits along with the tenure and salary level of those employees, the expected return on plan assets, the discount rates used on plan obligations, and the trends in health care costs. Changes in these assumptions in future years will have an effect on the Corporation's pension and postretirement costs.

For the three months ended March 31, 2003, the Corporation recognized pension income from the Curtiss-Wright Pension Plan of approximately $0.5 million because the excess of amounts funded for the pension plan in prior years provided actual and expected earnings that exceeded the calculated costs associated with the liability in the current year. As of March 31, 2003, the Corporation had a prepaid pension asset of approximately $76.6 million and accrued pension and other postretirement costs of $2.2 million relating to the Curtiss-Wright Retirement Plan and the Curtiss-Wright Restoration Plan. As a result of the acquisition of EMD in October 2002, the Corporation assumed underfunded pension and postretirement liabilities of $73.7 million. Expenses incurred in the first quarter of 2003 related to the EMD plans were approximately $1.8 million. Additionally, the Corporation made a $2.5 million contribution to the EMD Pension Plan on April 15, 2003.

The timing and amount of future pension income to be recognized each year is dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, and the actual and expected investment returns of the assets in the pension trust. Additionally, the Corporation will experience additional pension and postretirement costs in the future due to the acquisition of EMD and the assumption of its pension plan.

Environmental reserves: The Corporation provides for environmental reserves when, in conjunction with internal and external legal counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when the Corporation first records a liability for a particular site. In estimating the future liability and continually evaluating the sufficiency of such liabilities, the Corporation weighs certain factors including the Corporation's participation percentage due to a settlement by or bankruptcy of other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, a change in the estimate of future costs that

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

will be incurred to remediate the site, and changes in technology related to environmental remediation.

Purchase Accounting: The Corporation applies the purchase method of accounting to its acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The Corporation, with consultation with third-party valuation advisors, determines the fair values of such assets and liabilities. During 2003, the fair value of assets acquired and liabilities assumed through acquisitions were estimated to be $19.3 million and $1.0 million, respectively. The assigned initial fair value to these acquisitions are tentative and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition.

Goodwill: As a result of acquisitions made, the Corporation has approximately $195.6 million in goodwill as of March 31, 2003. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation's cost of capital in discounting the projected future cash flows. If it has been determined that an impairment has occurred, the Corporation may be required to recognize an impairment of its asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period that it has been identified.

Other intangible assets: Other intangible assets are the result of acquisitions and consist primarily of purchased technology, backlog, and technology licenses. Intangible assets are recorded at their fair values as determined through purchase accounting and are amortized ratably to match their cash flow streams over their estimated useful lives, which range from 1 to 20 years. The Corporation reviews the recoverability of intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. Any impairment would be recorded in the period in which it has been identified.

Recent Developments

Please refer to Note 15 of the Corporation's Consolidated Financial Statements in Part 1, Item 1 of this quarterly report.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                 PART I - ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the three months ended March 31, 2003. Information regarding market risk and market risk management policies is more fully described in item "7A. Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure, and other financial terms,
(b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward- looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward- looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders, (ii) change in governmental spending, (iii) an economic downturn, (iv) unanticipated environmental remediation expenses or claims, (v) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations, (vi) changes in the competitive marketplace and/or customer requirements, (vii) an inability to perform customer contracts at anticipated cost levels, and (viii) other factors that generally affect the business of companies operating in the Corporation's Segments.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS and REPORTS on FORM 8-K

     (a)  Exhibits

          Exhibit 4.1 Extension of Short-Term Credit Agreement dated May 1, 2003 between Registrant, the Lender Parties thereto from time to time, the Issuing Banks referred to herein, and The Bank of Nova Scotia.

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

     (b)  Reports on Form 8-K

                    1. On March 26, 2003, the Company filed a report on Form 8-K reporting under Item 4, the Change of the Corporation's certifying accountants.

                    2. On May 1, 2003 filed a Current Report on Form 8-K, dated April 30, 2003, (a) reporting under Item 12 thereof (but provided under Item 9 pursuant to SEC interim filing guidance for Item 12) the results of the Company's operations for the quarter ended March 31, 2003, and (b) filing under Item 7 thereof the related press release.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CURTISS-WRIGHT CORPORATION
                                            ------------------------------------
                                                        (Registrant)


                                            By: /s/ Glenn E. Tynan
                                               ---------------------------------
                                                 Glenn E. Tynan
                                                 Vice President Finance / C.F.O.
                                                 Dated: May 14, 2003

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

     recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

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

Date: May 14, 2003


/s/ Glenn E. Tynan
-----------------------
Chief Financial Officer