Form 10-Q
period 2003-06-30
CURTISS WRIGHT CORP
filed 2003-08-13
CIK 26324

                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                          Commission File Number 1-134

                           CURTISS-WRIGHT CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                     13-0612970
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

           4 Becker Farm Road
          Roseland, New Jersey                                 07068
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (973) 597-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 5,935,665 shares (as of July 31, 2003). Class B Common Stock, par value $1.00 per share: 4,382,123 shares (as of July 31, 2003).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Consolidated Statements of Earnings                          3

             Consolidated Balance Sheets                                  4

             Consolidated Statements of Cash Flows                        5

             Consolidated Statements of Stockholders' Equity              6

             Notes to Consolidated Financial Statements                 7 - 20

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          21 - 30

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      31

Item 4.   Controls and Procedures                                         31

          Forward-Looking Information                                  31 - 32

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               33

Item 4.   Submission of Matters to a Vote of Security Holders          33 - 34

Item 6.   Exhibits and Reports on Form 8-K                                34

Signature                                                                 35

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         2003       2002       2003       2002
                                       --------   --------   --------   --------
Net sales                              $182,857   $121,777   $362,790   $219,564
Cost of sales                           126,175     78,078    247,076    139,710
                                       --------   --------   --------   --------
   Gross profit                          56,682     43,699    115,714     79,854

Research and development expenses         5,772      2,714     11,077      4,025
Selling expenses                         10,307      7,144     19,275     12,886
General and administrative expenses      23,166     18,718     44,580     34,704
Environmental remediation and
   administrative expenses, net              --         45         --        247
                                       --------   --------   --------   --------
   Operating income                      17,437     15,078     40,782     27,992

Pension income, net                         528      2,254      1,053      4,508
Other income, net                           515        448        273        520
Interest expense                           (942)      (466)    (1,793)      (659)
                                       --------   --------   --------   --------

Earnings before income taxes             17,538     17,314     40,315     32,361
Provision for income taxes                6,665      6,498     15,320     12,229
                                       --------   --------   --------   --------

Net earnings                           $ 10,873   $ 10,816   $ 24,995   $ 20,132
                                       ========   ========   ========   ========

Basic earnings per share               $   1.06   $   1.06   $   2.43   $   1.98
                                       ========   ========   ========   ========
Diluted earnings per share             $   1.04   $   1.03   $   2.40   $   1.93
                                       ========   ========   ========   ========

Dividends per share                    $   0.15   $   0.15   $   0.30   $   0.30
                                       ========   ========   ========   ========

Weighted average shares outstanding:
   Basic                                 10,301     10,203     10,292     10,163
   Diluted                               10,431     10,511     10,417     10,421

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            (Unaudited)
                                                              June 30,    December 31,
                                                                2003          2002
                                                            -----------   ------------
Assets
   Current Assets:
      Cash and cash equivalents                               $ 48,155      $ 47,717
      Receivables, net                                         142,187       144,024
      Inventories, net                                          91,346        79,100
      Deferred tax assets, net                                  21,511        21,840
      Other current assets                                       6,495         9,005
                                                              --------      --------
         Total current assets                                  309,694       301,686
                                                              --------      --------
   Property, plant and equipment, net                          230,439       219,049
   Prepaid pension costs                                        77,122        76,072
   Goodwill                                                    211,917       181,101
   Other intangible assets, net                                 19,185        21,982
   Other assets                                                 12,638        13,034
                                                              --------      --------
         Total Assets                                         $860,995      $812,924
                                                              ========      ========

Liabilities
   Current Liabilities:
      Short-term debt                                         $ 32,887      $ 32,837
      Dividends payable                                          1,545            --
      Accounts payable                                          39,355        41,344
      Accrued expenses                                          33,064        32,446
      Income taxes payable                                       4,369         4,528
      Other current liabilities                                 47,380        53,294
                                                              --------      --------
         Total current liabilities                             158,600       164,449
                                                              --------      --------
   Long-term debt                                              142,055       119,041
   Deferred tax liabilities, net                                 5,425         6,605
   Accrued pension and other postretirement benefit costs       77,981        77,438
   Long-term portion of environmental reserves                  21,996        22,585
   Other liabilities                                            14,089        11,578
                                                              --------      --------
         Total Liabilities                                     420,146       401,696
                                                              --------      --------
Stockholders' Equity
   Common stock, $1 par value                                   10,618        10,618
   Class B common stock, $1 par value                            4,382         4,382
   Additional paid-in capital                                   52,353        52,200
   Retained earnings                                           530,202       508,298
   Unearned portion of restricted stock                            (50)          (60)
   Accumulated other comprehensive income                       12,483         6,482
                                                              --------      --------
                                                               609,988       581,920
   Less: Cost of treasury stock                                169,139       170,692
                                                              --------      --------
         Total Stockholders' Equity                            440,849       411,228
                                                              --------      --------
         Total Liabilities and Stockholders' Equity           $860,995      $812,924
                                                              ========      ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                                 2003       2002
                                                              ---------   --------
Cash flows from operating activities:
   Net earnings                                               $  24,995   $ 20,132
                                                              ---------   --------
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                              15,314      8,933
      Net loss (gain) on sales of real estate and equipment          62        (59)
      Non-cash pension income                                    (1,053)    (4,545)
      Deferred income taxes                                        (914)       169
      Changes in operating assets and liabilities, net of
         businesses acquired:
         Proceeds from sales of short-term investments               --     77,050
         Purchases of short-term investments                         --    (35,600)
         Decrease (increase) in receivables                       3,993     (3,700)
         Increase in inventories                                 (9,619)    (1,019)
         Decrease in accounts payable and accrued
            expenses                                             (2,465)      (373)
         Decrease in income taxes payable                          (203)   (11,566)
         Decrease (increase) in other assets                      3,112     (3,264)
         Decrease in other liabilities                           (3,950)    (4,327)
                                                              ---------   --------
            Total adjustments                                     4,117     21,699
                                                              ---------   --------
      Net cash provided by operating activities                  29,112     41,831
                                                              ---------   --------

Cash flows from investing activities:
   Proceeds from sales of real estate and equipment                 442        275
   Additions to property, plant and equipment                   (15,762)   (13,105)
   Acquisition of new businesses, net of cash acquired          (37,157)   (61,789)
                                                              ---------   --------
         Net cash used for investing activities                 (52,477)   (74,619)
                                                              ---------   --------

Cash flows from financing activities:
   Proceeds from issuance of debt                               172,000     71,374
   Principal payments on debt                                  (149,144)   (46,291)
   Proceeds from exercise of stock options                        1,706      4,449
   Dividends paid                                                (1,546)    (1,526)
   Common stock repurchases                                          --        (50)
                                                              ---------   --------
      Net cash provided by financing activities                  23,016     27,956
                                                              ---------   --------
Effect of foreign currency                                          787      2,697
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents                438     (2,135)
Cash and cash equivalents at beginning of period                 47,717     25,495
                                                              ---------   --------
Cash and cash equivalents at end of period                    $  48,155   $ 23,360
                                                              =========   ========

Supplemental disclosure of non-cash investing activities:
   Fair value of assets acquired                              $  38,274   $ 72,457
   Liabilities assumed                                           (1,117)    (9,927)
   Less: Cash acquired                                               --       (741)
                                                              ---------   --------
      Net cash paid for acquisitions                          $  37,157   $ 61,789
                                                              =========   ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Unearned      Accumulated
                                              Class B   Additional               Portion of        Other
                                     Common   Common      Paid in    Retained    Restricted    Comprehensive   Treasury
                                     Stock     Stock      Capital    Earnings   Stock Awards      Income         Stock
                                    -------   -------   ----------   --------   ------------   -------------   --------
December 31, 2001                   $10,618    $4,382    $52,532     $469,303       $(78)         $(6,831)     $179,972

Net earnings                             --        --         --       45,136         --               --            --
Translation adjustments, net             --        --         --           --         --           13,313            --
Dividends                                --        --         --       (6,141)        --               --            --
Stock options exercised, net             --        --       (332)          --         --               --        (9,280)
Amortization of earned portion of
   restricted stock awards               --        --         --           --         18               --            --
                                    -------    ------    -------     --------       ----          -------      --------
December 31, 2002                    10,618     4,382     52,200      508,298        (60)           6,482       170,692
                                    -------    ------    -------     --------       ----          -------      --------

Net earnings                             --        --         --       24,995         --               --            --
Translation adjustments, net             --        --         --                      --            6,001            --
Dividends                                --        --         --       (3,091)        --               --            --
Stock options exercised, net             --        --        153           --         --               --        (1,553)
Amortization of earned portion of
   restricted stock awards               --        --         --           --         10               --            --
                                    -------    ------    -------     --------       ----          -------      --------
June 30, 2003                       $10,618    $4,382    $52,353     $530,202       $(50)         $12,483      $169,139
                                    =======    ======    =======     ========       ====          =======      ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS of PRESENTATION

     Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls highly engineered components and systems and provides services to the defense, aerospace, power generation, automotive, shipbuilding, processing, petrochemical, agricultural equipment, railroad, security, and metalworking industries. Operations are conducted through twenty manufacturing facilities, fifty-one metal treatment facilities, and two aerospace component overhaul and repair locations.

     The unaudited consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated.

     The unaudited consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and such preparation requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates include the costs to complete long-term contracts under the percentage of completion accounting method, the useful lives for property, plant, and equipment, cash flows used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, amount of inventory obsolescence, valuation of intangible assets, warranty reserves, and future environmental costs. Actual results may differ from these estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's 2002 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

     Certain prior year information has been reclassified to conform to current presentation.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

2.   ACQUISITIONS

     Motion Control Segment

     Collins Technologies

     On February 28, 2003, the Corporation acquired the assets of Collins Technologies ("Collins") from G.L. Collins Corporation. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $12.0 million in cash and the assumption of certain liabilities. Included in the purchase price is a holdback of $0.5 million held as security for potential indemnification claims. The amount of holdback remaining after claims for indemnification will be paid one year after the acquisition date. Management funded the purchase price from credit available under the Corporation's Short-Term Credit Agreement. Revenues of the purchased business were approximately $8.3 million for the year ended March 31, 2002. The excess of the purchase price, excluding the holdback, over the fair value of the net assets acquired is approximately $9.5 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals, and the determination of fair value when finalized. The Corporation does not consider this acquisition to be material to its financial position, liquidity or results of operations.

     Collins designs and manufactures Linear Variable Displacement Transducers ("LVDTs"), primarily for aerospace flight and engine control applications. Industrial LVDTs are used mostly in industrial automation and test applications. Collins' operations are located in Long Beach, California.

     Metal Treatment Segment

     E/M Engineered Coatings Solutions

     On April 2, 2003, the Corporation purchased selected assets of E/M Engineered Coatings Solutions ("E/M Coatings"). The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $16.7 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation's Short-Term Credit Agreement. Revenues of the purchased business were approximately $26.0 million for the year ended December 31, 2002. The excess of the purchase price over the fair value of the net assets acquired is approximately $10.6 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals, and the determination of fair value when finalized. The Corporation does not consider this acquisition to be material to its financial position, liquidity or results of operations.

     The Corporation acquired six E/M Coatings facilities operating in Chicago, IL; Detroit, MI; Minneapolis, MN; Hartford, CT; and North Hollywood and

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Chatsworth, CA. Combined, these facilities are one of the leading providers of solid film lubricant coatings in the United States. The E/M Coatings facilities have the capability of applying over 1,100 different coatings to impart lubrication, corrosion resistance, and certain cosmetic and dielectric properties to selected components.

     Advanced Material Process

     On March 11, 2003, the Corporation acquired selected assets of Advanced Material Process Corp. ("AMP"), a private company with operations located in Wayne, Michigan. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $5.7 million in cash and the assumption of certain liabilities. Included in the purchase price is a holdback of $0.2 million held as security for potential indemnification claims. The amount of holdback remaining after claims for indemnification will be paid one year after the acquisition date. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years up to a maximum additional payment of $1.0 million. Management funded the purchase price from credit available under the Corporation's Short-Term Credit Agreement. Sales of the purchased business were approximately $5.1 million for the year ended December 31, 2002. The excess of the purchase price over the fair value of the net assets acquired is approximately $2.6 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals, and the determination of fair value when finalized. The Corporation does not consider this acquisition to be material to its financial position, liquidity or results of operations.

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

     The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $10.0 million in cash, which approximated the fair value of the net assets acquired. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years up to a maximum additional payment of $10.0 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals, and the determination of fair value when finalized. The Corporation does not consider this acquisition to be material to its financial position, liquidity or results of operations.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.   RECEIVABLES

     Receivables at June 30, 2003 and December 31, 2002 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                                (In thousands)
                                                           June 30,   December 31,
                                                             2003         2002
                                                           --------   ------------

     Billed Receivables:
     Trade and other receivables                           $109,436     $108,710
        Less: Progress payments applied                        (575)      (2,838)
              Allowance for doubtful accounts                (3,093)      (2,170)
                                                           --------     --------
     Net billed receivables                                 105,768      103,702
                                                           --------     --------
     Unbilled Receivables:
     Recoverable costs and estimated earnings not billed     41,824       45,997
        Less: Progress payments applied                      (5,405)      (5,675)
                                                           --------     --------
     Net unbilled receivables                                36,419       40,322
                                                           --------     --------
     Receivables, net                                      $142,187     $144,024
                                                           ========     ========

     The net receivable balance at June 30, 2003 included $6.8 million related to the Corporation's 2003 acquisitions.

4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at June 30, 2003 and December 31, 2002 is as follows:

                                                      (In thousands)
                                                  June 30,   December 31,
                                                    2003         2002
                                                  --------   ------------
     Raw material                                 $ 42,560     $ 42,932
     Work-in-process                                31,435       23,858
     Finished goods and component parts             49,444       42,797
     Inventoried costs related to US Government
        and other long-term contracts               19,959       20,866
                                                  --------     --------
     Gross inventories                             143,398      130,453
     Less: Inventory reserves                      (25,230)     (24,277)
           Progress payments applied,
              principally related to long-term
              contracts                            (26,822)     (27,076)
                                                  --------     --------
     Inventories, net                             $ 91,346     $ 79,100
                                                  ========     ========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     The net inventory balance at June 30, 2003 included $1.8 million related to the Corporation's 2003 acquisitions.

5.   GOODWILL

     Goodwill results from acquisitions. The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                                                                 (In thousands)
                                                   Flow      Motion     Metal
                                                  Control   Control   Treatment   Consolidated
                                                  -------   -------   ---------   ------------
     December 31, 2002                            $95,409   $78,727    $ 6,965      $181,101
     Goodwill from 2003 acquisitions                   --     9,472     13,166        22,638
     Change in previous estimates of fair value
        of net assets acquired                      2,503     3,073         13         5,589
     Currency translation adjustment                1,290     1,151        148         2,589
                                                  -------   -------    -------      --------
     June 30, 2003                                $99,202   $92,423    $20,292      $211,917
                                                  =======   =======    =======      ========

     The purchase price allocations relating to businesses acquired during the twelve months ended June 30, 2003 are based on estimates and have not yet been finalized.

6.   OTHER INTANGIBLE ASSETS, net

     Other intangible assets consist primarily of purchased technology, backlog and technology licenses. The following tables present the cumulative composition of the Corporation's intangible assets as of June 30, 2003 and December 31, 2002.

                                         (In thousands)
                                          Accumulated
     June 30, 2003              Gross     Amortization      Net
     -------------             -------   --------------   -------
     Technology                $19,667       $(2,118)     $17,549
     Other intangible assets     3,446        (1,810)       1,636
                               -------       -------      -------
     Total                     $23,113       $(3,928)     $19,185
                               =======       =======      =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                         (In thousands)
                                          Accumulated
     December 31, 2002          Gross     Amortization      Net
     -----------------         -------   --------------   -------
     Technology                $21,371      $(1,452)      $19,919
     Other intangible assets     3,411       (1,348)        2,063
                               -------      -------       -------
     Total                     $24,782      $(2,800)      $21,982
                               =======      =======       =======

     The following table presents the changes in the net balance of other intangibles assets during the six months ended June 30, 2003.

                                                             (In thousands)
                                                                 Other
                                              Developed        Intangible
                                           Technology, net     Assets, net     Total
                                           ---------------   --------------   -------
     December 31, 2002                        $19,919           $2,063        $21,982
     Amortization expense                        (645)            (457)        (1,102)
     Change in estimate of fair value
        related to purchase price
        allocations                            (1,771)              --         (1,771)
     Net currency translation adjustment           46               30             76
                                              -------           ------       --------
     June 30, 2003                            $17,549           $1,636        $19,185
                                              =======           ======        =======

     Total estimated future amortization expense of purchased intangible assets for the next five fiscal years is as follows:

             (In thousands)
      2004       $1,755
      2005        1,494
      2006        1,401
      2007        1,401
      2008        1,401

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                      (In thousands)
     Warranty reserves at December 31, 2002              $ 9,892
     Provision for current year sales                        718
     Change in estimates to pre-existing warranties         (446)
     Current year claims                                  (1,292)
     Translation adjustment                                  131
                                                         -------
     Warranty reserves at June 30, 2003                  $ 9,003
                                                         =======

8.   DEBT

     On May 1, 2003, the Corporation entered into an agreement with the bank group to extend the expiration date of its Short-Term Credit Agreement from May 9, 2003 to May 7, 2004.

9.   EARNINGS PER SHARE

     Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

                                                   (In thousands)
                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          2003      2002       2003     2002
                                        -------   --------   -------   ------
     Basic weighted average
        shares outstanding               10,301    10,203     10,292   10,163
     Dilutive effect of stock options
        and deferred stock
        compensation                        130       308        125      258
                                         ------    ------     ------   ------
     Diluted weighted average
        shares outstanding               10,431    10,511     10,417   10,421
                                         ======    ======     ======   ======

     The Corporation had antidilutive options outstanding of approximately 80,405 as of June 30, 2003. There were no antidilutive options outstanding as of June 30, 2002.

10.  STOCK COMPENSATION PLANS

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Corporation has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Corporation does not recognize compensation expense for stock options granted to employees when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant.

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

     The Corporation's pro forma results are as follows:

                                             (In thousands, except per share data)
                                             Three Months Ended    Six Months Ended
                                                  June 30,            June 30,
                                              2003       2002      2003      2002
                                             -------   --------   -------   -------
     Net earnings, as reported               $10,873   $10,816    $24,995   $20,132
     Deduct: Total stock-based
        employee compensation
        expense determined under fair
        value based method for all
        awards, net of related tax effects      (452)     (557)      (630)     (762)
                                             -------   -------    -------   -------
     Pro forma net earnings                  $10,421   $10,259    $24,365   $19,370
                                             =======   =======    =======   =======
     Net earnings per share:
        As reported:
           Basic                             $  1.06   $  1.06    $  2.43   $  1.98
           Diluted                           $  1.04   $  1.03    $  2.40   $  1.93
        Pro forma:
           Basic                             $  1.01   $  1.01    $  2.37   $  1.91
           Diluted                           $  1.00   $  0.98    $  2.34   $  1.86

11.  ENVIRONMENTAL MATTERS

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

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

     In October 2002, the Corporation acquired the Electro-Mechanical Division ("EMD") facility from Westinghouse Government Services LLC ("Seller"). Included in the purchase was the assumption of several Nuclear Regulatory Commission ("NRC") licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) for the settlement of estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has established reserves for additional potential environmental remediation costs. Remediation and investigation of the EMD facility are ongoing. The Corporation obtained partial environmental insurance coverage specifically for the EMD facility. The policy provides coverage for losses due to on or off-site pollution conditions that were pre-existing and unknown at the time of acquisition.

     The Corporation believes that the outcome of any of the above mentioned matters would not have a material adverse effect on the Corporation's results of operations or financial condition.

12.  SEGMENT INFORMATION

     The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

                                                                  (In thousands)
                                       -------------------------------------------------------------------
                                                          Three Months Ended June 30, 2003
                                       -------------------------------------------------------------------
                                        Flow     Motion      Metal     Segment    Corporate   Consolidated
                                       Control   Control   Treatment    Totals     & Other       Totals
                                       -------   -------   ---------   --------   ---------   ------------
     Revenue from external customers   $85,617   $60,984    $36,256    $182,857     $  --       $182,857
     Intersegment revenues                  --        --        136         136      (136)            --
     Operating income                    8,748     4,107      5,030      17,885      (448)        17,437

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                                  (In thousands)
                                       -------------------------------------------------------------------
                                                          Three Months Ended June 30, 2002
                                       -------------------------------------------------------------------
                                        Flow     Motion      Metal     Segment    Corporate   Consolidated
                                       Control   Control   Treatment    Totals     & Other       Totals
                                       -------   -------   ---------   --------   ---------   ------------
     Revenue from external customers   $34,752   $59,771    $27,254    $121,777     $  --       $121,777
     Intersegment revenues                  --        --        119         119      (119)            --
     Operating income                    4,634     7,332      3,576      15,542      (464)        15,078

                                                                   (In thousands)
                                       ---------------------------------------------------------------------
                                                                Identifiable Assets
                                       ---------------------------------------------------------------------
                                         Flow      Motion      Metal     Segment    Corporate   Consolidated
                                       Control    Control    Treatment    Totals     & Other       Totals
                                       --------   --------   ---------   --------   ---------   ------------
     June 30, 2003                     $312,511   $278,339    $159,799   $750,649    $110,346     $860,995
     December 31, 2002                  319,272    260,984     125,642    705,898     107,026      812,924

                                                                   (In thousands)
                                       ---------------------------------------------------------------------
                                                           Six Months Ended June 30, 2003
                                       ---------------------------------------------------------------------
                                         Flow      Motion      Metal     Segment    Corporate   Consolidated
                                       Control    Control    Treatment    Totals     & Other       Totals
                                       --------   --------   ---------   --------   ---------   ------------
     Revenue from external customers   $178,958   $118,024    $65,808    $362,790     $  --       $362,790
     Intersegment revenues                   --         --        268         268      (268)            --
     Operating income                    23,066      9,197      8,781      41,044      (262)        40,782

                                                                     (In thousands)
                                       -------------------------------------------------------------------------
                                                             Six Months Ended June 30, 2002
                                       -------------------------------------------------------------------------
                                         Flow      Motion        Metal       Segment    Corporate   Consolidated
                                       Control    Control    Treatment(1)    Totals    & Other(2)      Totals
                                       --------   --------   ------------   --------   ----------   ------------
     Revenue from external customers    $64,870   $102,023    $52,671       $219,564     $  --        $219,564
     Intersegment revenues                   --         --        228            228      (228)             --
     Operating income                     8,290     14,114      6,336         28,740      (748)         27,992

(1) 2002 operating income for Metal Treatment includes non-recurring costs of $451 associated with the relocation of a shot-peening facility.
(2) 2002 operating income for Corporate includes $247 of net environmental remediation and administrative expenses.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Reconciliation:

                                                    (In thousands)
                                       Three months ended     Six months ended
                                      June 30,   June 30,   June 30,   June 30,
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
     Total segment operating income   $17,885    $15,542    $41,044    $28,740
     Corporate and administrative        (448)      (464)      (262)      (748)
     Pension income, net                  528      2,254      1,053      4,508
     Other income, net                    515        448        273        520
     Interest expense                    (942)      (466)    (1,793)      (659)
                                      -------    -------    -------    -------
     Earnings before income taxes     $17,538    $17,314    $40,315    $32,361
                                      =======    =======    =======    =======

13.  COMPREHENSIVE INCOME

     Total comprehensive income for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                                  (In thousands)
                                      Three months ended   Six months ended
                                            June 30,            June 30,
                                        2003      2002       2003      2002
                                      -------   -------    -------   -------
     Net earnings                     $10,873   $10,816    $24,995   $20,132
     Equity adjustment from
     foreign currency translations      5,772     9,344      6,001     8,032
                                      -------   -------    -------   -------
     Total comprehensive income       $16,645   $20,160    $30,996   $28,164
                                      =======   =======    =======   =======

     The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation's non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

14.  CONTINGENCIES AND COMMITMENTS

     The Corporation's subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contain offset obligations to purchase approximately 43.0 million Swiss francs of product from suppliers located in the two European countries over multi-year periods which expire in 2005 and 2007. The agreements contain a penalty of 5-10% of the unfulfilled obligation at the end of the term of the agreements. As of June 30, 2003, the Corporation has accrued 0.6 million Swiss francs (approximately $0.4 million) included in current liabilities as a contingency against not achieving compliance with these agreements.

     The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG ("UBS") for a credit facility in the amount of 6.0 million Swiss francs (approximately $4.4 million) for the issue of performance

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     guarantees related to a long-term contract. As of June 30, 2003, the amount of restricted cash under this facility was $2.3 million, all of which is expected to be released from restriction within one year.

     In October 2002, the Corporation acquired EMD. Included in the purchase was the assumption of several NRC licenses necessary for the continued operation of the business. In connection with these licenses the NRC required financial assurance from the Corporation (in the form of a parent company guarantee), for the settlement of estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the nuclear facility is $2.8 million, which is scheduled for completion in 2017.

     Consistent with other entities its size, the Corporation is party to several legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation's results of operations or financial position.

15.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires the Corporation to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate can be made. Upon initial recognition of such a liability, if any, the Corporation would capitalize the asset retirement cost as an asset equal to the fair value of the liability and allocate such cost to expense systematically over the useful life of the underlying asset. The estimated future liability would be subject to change, with the effects of such change affecting the asset retirement cost and the related expense as appropriate. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement applies to costs associated with exit or disposal activities and requires that liabilities for costs associated with these activities be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement requires additional disclosures about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years beginning after December 15, 2002. The Corporation intends on continuing to account for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus the adoption of the new standard did not have a material impact on the Corporation's results of operation or financial condition.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"s)" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated VIEs. FIN 46 is effective for VIEs created or acquired after January 31, 2003. It applies in the first interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a VIE it acquired before February 1, 2003. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003. It applies in the first interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 31, 2003. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

                  CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

16.  SUBSEQUENT EVENTS

     Acquisition

     Peritek

     On August 4, 2003, the Corporation acquired the assets and liabilities of Peritek Corporation ("Peritek"). The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $3.0 million in cash and the assumption of certain liabilities. The purchase price was funded from cash available from operations. Annual revenues of the purchased business are approximately $3.0 million.

     Peritek is a leading supplier of video and graphic display boards for the embedded computing industry and supplies a variety of industries including aviation, defense and medical. Its graphics controllers include PMC, PCI, CompactPCI and VME solutions that support a number of operating languages including Solaris, Windows, Linux, VxWorks and LynuxOS. In addition, Peritek supplies products for bomb detection, industrial automation and medical imaging application. Management intends to integrate the operations of Peritek into the Corporation's Motion Control Segment.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

Three months ended June 30, 2003

Sales for the second quarter of 2003 totaled $182.9 million, an increase of 50% from sales of $121.8 million for the second quarter of 2002. New orders received for the current quarter of $185.1 million were up 57% over the orders of $117.8 million for the second quarter of 2002. Backlog increased 7% to a new record high of $511.5 million at June 30, 2003 from $478.5 million at December 31, 2002. Approximately 70% of our backlog is from military business. Sales for the second quarter of 2003 as compared to the same period last year benefited from the acquisitions completed in the fourth quarter of 2002 and the first six months of 2003, which contributed $59.5 million to sales in the quarter. Sales adjusted to exclude those acquisitions were $123.4 million in the second quarter of 2003, an increase of 1% over the same period last year. Higher sales of flow control products to the non-nuclear naval program, the nuclear power generation, and European valve markets, higher sales from our domestic ground defense business and from our shot peening services, all contributed to the growth in base businesses. Sales to the commercial aerospace OEM and overhaul and repair markets were down for the quarter. Foreign exchange translation also had a favorable impact on sales, contributing approximately 3% to the sales increase from the prior year.

Operating income for the second quarter of 2003 totaled $17.4 million, an increase of 16% from operating income of $15.1 million for the same period last year. The increase is primarily attributable to the contributions of acquisitions completed in the fourth quarter of 2002 and the first six months of 2003, which amounted to $6.1 million. Operating income excluding these acquisitions was $11.3 million, a 25% decrease over the same period last year. Operating margins from the base business units decreased in the second quarter of 2003 as compared to the prior year mainly due to unfavorable sales mix, lower volume within the Motion Control segment, higher facility start-up costs and the bankruptcy of a major customer for the Metal Treatment segment, and higher research and development costs, partially offset by favorable foreign currency translation.

Net earnings for the second quarter of 2003 totaled $10.9 million, or $1.04 per diluted share, which represents an increase of 1% over the net earnings for the second quarter of 2002 of $10.8 million, or $1.03 per diluted share. Higher business segment operating income in the second quarter of 2003 more than offset the decrease in the Corporation's pension income as compared to the second quarter of 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

RESULTS of OPERATIONS

Six months ended June 30, 2003

Sales for the first six months of 2003 increased 65% to $362.8 million, as compared to $219.6 million for the same period last year. Acquisitions made during the last fifteen months contributed $134.8 million in incremental sales during the first six months of 2003. New orders of $391.0 million were 83% higher than the first six months of 2002, mainly due to the above-mentioned acquisitions, and were split evenly between military and commercial. Higher sales of flow control products for the commercial nuclear power generation, non-nuclear naval program, and European valve markets, higher sales from our domestic ground defense business, and higher metal treatment related services mostly offset declines in aerospace component overhaul and repair services, sales of commercial aerospace OEM products and European ground defense business. In addition, foreign currency translation had a favorable impact on sales of approximately $7.4 million for the year.

Operating income for the first six months of 2003 totaled $40.8 million, an increase of 46% from operating income of $28.0 million for the same period last year. The increase is primarily attributed to the contributions of acquisitions made during the last fifteen months, which amounted to $16.1 million in incremental operating income, and solid organic growth in our base flow control and metal treatment businesses. These improvements were offset by lower margins as a result of lower volume in the commercial aerospace and overhaul and repair businesses and lower margins attributable to unfavorable sales mix within the European ground defense business and the oil and gas markets. Another factor contributing to the change was a favorable foreign currency translation.

Net earnings for the first six months of 2003 totaled $25.0 million, or $2.40 per diluted share, an increase of 24% from net earnings for the first six months of 2002 of $20.1 million, or $1.93 per diluted share. This increase reflects the higher business segment operating income in 2003, which offset the decrease in the lower non-operating pension income.

Operating Performance:

Flow Control

The Corporation's Flow Control segment posted sales of $85.6 million for the second quarter of 2003, an increase of 146% when compared with $34.8 million in the second quarter of 2002. Acquisitions completed in the fourth quarter of 2002 represented $49.4 million of this increase, while the balance of the segment's businesses increased $1.5 million, or 4%, as compared to the second quarter of 2002. The organic growth was due to stronger sales of products for the non-nuclear navy and commercial power generation markets, and higher international valve sales. In addition, foreign currency translation favorably impacted sales for the second quarter of 2003 by approximately $0.6 million.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the second quarter of 2003 was $8.7 million, an increase of 89% as compared to $4.6 million for the same period last year. Acquisitions made in the fourth quarter of 2002 generated operating income of $5.0 million, while the balance of the segment businesses declined 19% over the comparable period last year. The lower operating margins were due to unfavorable sales mix and higher research and development costs for new product development.

Sales for the first six months of 2003 were $179.0 million, an increase of 176% over the same period last year of $64.9 million. The improvement was largely due to the acquisitions made during the last fifteen months and solid sales in most of the base businesses, including non-nuclear products for the navy and commercial power generation plants, and higher sales to the domestic and international oil and gas markets. Foreign currency translation also favorably impacted the sales growth.

Operating income for the first six months of 2003 was $23.1 million, an increase of 178% over the same period last year of $8.3 million. The improvement resulted from the higher sales volumes, improved margins on flow control products for commercial nuclear applications and heavy truck markets, and overall cost reduction programs. Operating income for the first six months of 2003 from our base businesses increased 7% as compared to the prior year period.

New orders received for the Flow Control segment totaled $68.1 million in the second quarter of 2003 and $192.3 million for the first six months of 2003, representing an increase of 123% and 169%, respectively from the same periods in 2002. New orders from the acquisitions made during the last fifteen months amounted to $30.3 million and $123.8 million for the three and six months ended June 30, 2003, respectively. Backlog increased 4% to $317.6 million at June 30, 2003 from $304.3 million at December 31, 2002.

Motion Control

Sales for the Corporation's Motion Control segment improved 2% to $61.0 million in the second quarter of 2003, from $59.8 million in the second quarter of 2002, primarily due to the contribution of the acquisition of Collins Technologies in February 2003. Excluding the acquisition, the base business experienced a decline of 2% from the second quarter of 2002 mainly due to the reduction in commercial aircraft production, lower sales associated with the overhaul and repair services provided to the global airline industry, and a slight drop in the European ground defense business. These lower sales were partially offset by stronger domestic ground defense sales primarily related to the expedited deliveries of the Bradley fighting vehicle and an increase in sales of military aerospace products, primarily F-16 spare parts. In addition, foreign currency translation favorably impacted sales for the second quarter of 2003 by approximately $2.2 million.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the second quarter of 2003 was $4.1 million, a decrease of 44% from the same period last year of $7.3 million. Lower margins were driven by lower sales volume as mentioned above, unfavorable sales mix, higher than planned research and development costs, and the timing of certain trade show expenses. The contribution from the Collins Technologies acquisition partially offset these declines. The business segment also benefited from favorable foreign currency translation as compared to the second quarter of 2002.

Sales for the first six months of 2003 were $118.0 million, an increase of 16% over the same period last year of $102.0 million. The improvement was largely due to the acquisitions made during the last fifteen months and the strong sales of defense related products, partially offset by lower aerospace component overhaul and repair services and commercial aerospace OEM products. Foreign currency translation also favorably impacted the sales growth.

Operating income for the first six months of 2003 was $9.2 million, a decrease of 35% over the same period last year of $14.1 million. The lower operating income was due to lower sales volume and unfavorable sales mix, partially offset by the contributions from the acquisitions made during the last fifteen months and the favorable impact of foreign currency translations.

New orders received for the Motion Control segment totaled $80.5 million in the second quarter of 2003 and $132.4 million for the first six months of 2003, an increase of 34% and 48%, respectively, from the same periods in 2002. New orders from the 2002 and 2003 acquisitions amounted to $14.8 million and $45.1 million for the three and six months ended June 30, 2003, respectively. Backlog increased 11% to $192.4 million at June 30, 2003 from $173.2 million at December 31, 2002.

Metal Treatment

Sales for the Corporation's Metal Treatment segment totaled $36.3 million for the second quarter of 2003, up 33% when compared with $27.3 million in the second quarter of 2002. The improvement was mainly due to contributions from the 2002 and 2003 acquisitions, which contributed $7.8 million of sales to the second quarter of 2003. The main contributor to this increase was the E/M Coatings business, which was acquired on April 2, 2003. Higher sales of shot peening services for the aerospace and automotive industries in Europe and sales from our new laser peening technology also contributed to the higher sales for the quarter. In addition, foreign currency translation favorably impacted sales for the second quarter of 2003 by approximately $1.4 million.

Operating income for the second quarter of 2003 increased 41% to $5.0 million from $3.6 million for the same period last year. The increase was due to higher sales volume, cost reduction programs, and favorable foreign currency translation. A major customer bankruptcy and facility start-up costs partially offset the above mentioned margin improvements.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for the first six months of 2003 were $65.8 million, an increase of 25% over the same period last year of $52.7 million. The increase was mainly due to the contribution from the acquisition of E/M Coatings, higher sales of shot peening and laser peening services, and the favorable impact from foreign currency translation.

Operating income for the first six months of 2003 was $8.8 million, an increase of 39% over the same period last year of $6.3 million. The increase was due to the higher sales volume, cost reduction programs, and favorable foreign currency translation. These improvements were partially offset by the above mentioned bankruptcy and start-up costs.

New orders received for the Metal Treatment segment totaled $36.5 million in the second quarter of 2003 and $66.3 million for the first six months, increases of 22% and 28%, respectively, from the same periods in 2002. Backlog increased 50% to $1.5 million from $1.0 million at December 31, 2002.

Corporate and Other Expenses

The Corporation had a non-segment operating loss in the first half of 2003 of $0.3 million as compared to $0.7 million in the same period last year. The decrease was primarily due to the collection in 2003 on a settlement from a 2002 lawsuit, whereby the Corporation was awarded damages associated with our former Wood-Ridge Business Complex facility. The non-segment operating loss for the first half of 2002 also included net environmental remediation costs.

Non-Operating Revenues/Expense

For the second quarter of 2003, the Corporation recorded other non-operating net revenues totaling $1.0 million, compared with $2.7 million for the second quarter of 2002. The decrease was primarily caused by lower pension income, primarily due to lower investment returns on the Corporation's pension assets and lower interest rates.

The Corporation recorded other non-operating net losses for the first six months of 2003 totaling $1.3, compared with other non-operating net revenues of $5.0 million for the same period last year. The decrease was also related primarily to the above-mentioned lower returns on pension income.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation's working capital was $151.1 million at June 30, 2003, an increase of $13.9 million from the working capital at December 31, 2002 of $137.2 million. The ratio of current assets to current liabilities was 2.0 to 1 at June 30, 2003 versus 1.8 to 1 at December 31, 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Cash and cash equivalents totaled $48.2 million in the aggregate at June 30, 2003, up 1% from $47.7 million at the prior year-end. In addition to the impact of the three acquisitions completed during the first six months of 2003, working capital changes were highlighted by a net increase to inventory of $9.6 million due to higher forecasted sales. Days sales outstanding at June 30, 2003 was 52 days as compared to 54 days at December 31, 2002. Inventory turns were 5.9 for the six months ended June 30, 2003 as compared to 4.1 during the same period a year ago.

At June 30, 2003, the Corporation had two credit agreements aggregating $225.0 million with a group of eight banks. The Revolving Credit Agreement offers a maximum of $135.0 million over five years to the Corporation for cash borrowings and letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings up to $90.0 million. The Short-Term Credit Agreement expires May 7, 2004, and may be extended, with the consent of the bank group, for additional periods not to exceed 364 days each. Borrowings under these agreements bear interest at a floating rate based on market conditions. In addition, the Corporation's rate of interest and payment of facility fees are dependent on certain financial ratios of the Corporation, as defined in the agreements. As of June 30, 2003, the Corporation pays annual facility fees on the entire commitments of the Revolving Credit Agreement and Short-Term Credit Agreement. The Corporation is required under these agreements to maintain certain financial ratios and meet certain net worth and indebtedness tests. Cash borrowings (excluding letters of credit) under the two credit agreements at June 30, 2003 were $159.6 million compared with cash borrowings of $33.4 million at June 30, 2002. The unused credit available under these agreements at June 30, 2003 was $45.2 million.

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.4 million at June 30, 2003 and $13.4 million at June 30, 2002. The loans outstanding under the Revolving Credit Agreement and Industrial Revenue Bonds had variable interest rates averaging 2.1% and 2.4% for the second quarter of 2003 and 2002, respectively.

During the six months ended June 30, 2003, internally available funds were adequate to meet capital expenditures of $15.8 million. Capital expenditures incurred during the period were for new and replacement machinery and equipment within the business segments and for the expansion of new product lines. The Corporation is expected to make additional capital expenditures of approximately $30 million during the balance of the year on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities. Included in the capital expenditures during the first quarter of 2003 was $3.1 million from the businesses acquired in 2003 and 2002.

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

For certain contracts that require substantial performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method of accounting is used primarily for the Corporation's defense contracts and certain long-term commercial contracts. This method recognizes revenue and profit as the contracts progress towards completion. For certain government contracts that contain a significant number of external performance milestones, as defined by the customer, sales are recorded based upon achievement of these external performance milestones. The performance milestone method is an output measure of progress towards completion made in terms of results achieved. For certain fixed price contracts, where none or a limited number of external milestones exist, the cost-to-cost method of accounting is used. Under the cost-to-cost input method, sales and profits are recorded based on the ratio of costs incurred to an estimate of total costs at completion.

Application of percentage-of-completion methods of revenue recognition requires the use of reasonable and dependable estimates of the future material, direct labor, and overhead costs that will be incurred. The percentage-of-completion method of accounting for long-term contracts requires a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon the industry knowledge and experience of the Corporation's engineers, project managers, and financial staff. These estimates are significant and

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

reflect changes in cost and operating performance throughout the contract and could have a significant impact on operating performance.

Under certain commercial contracts that take less than a year to complete and where the contract amount is less than one million dollars, the completed contract method is utilized. Under the completed contract method, revenue and costs are recognized when the Corporation substantially completes work under the contract.

Under the percentage-of-completion and completed contract methods, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time as the price has been finalized.

Some of the Corporation's customers withhold certain amounts from the billings they receive. These retainages are generally not due until the project has been completed and accepted by the customer.

Inventory: Inventory costs include materials, direct labor, and overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. The Corporation estimates the net realizable value of its inventories and establishes reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.

The Corporation purchases materials for the manufacture of components for sale. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected price, future estimated availability, existing and projected contracts to produce certain items, and the estimated needs for its businesses.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

For the six months ended June 30, 2003, the Corporation recognized non-cash pension income from the Curtiss-Wright Pension Plan of approximately $1.1 million because the excess of amounts funded for the pension plan in prior years yields returns that exceed the calculated costs associated with the liability in the current year. As of June 30, 2003, the Corporation had a prepaid pension asset of approximately $77.1 million and accrued pension and other postretirement costs of $2.4 million relating to the Curtiss-Wright Retirement Plan and the Curtiss-Wright Restoration Plan. As a result of the acquisition of EMD in October 2002, the Corporation assumed underfunded pension and postretirement liabilities of $73.7 million. Expenses incurred during the six months ended June 30, 2003 related to the EMD plans were approximately $3.7 million. Additionally, the Corporation made a $2.5 million contribution to the EMD Pension Plan on April 15, 2003.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, and the actual and expected investment returns of the assets in the pension trust. Additionally, the Corporation will experience additional pension and postretirement costs in the future due to the acquisition of EMD and the assumption of its pension plan.

Environmental reserves: The Corporation provides for environmental reserves when, in conjunction with internal and external legal counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when the Corporation first records a liability for a particular site. In estimating the future liability and continually evaluating the sufficiency of such liabilities, the Corporation weighs certain factors including the Corporation's participation percentage due to a settlement by or bankruptcy of other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation.

Purchase Accounting: The Corporation applies the purchase method of accounting to its acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The Corporation, in consultation with third-party valuation advisors, determines the fair values of such assets and liabilities. During 2003, the fair value of assets acquired and liabilities assumed through acquisitions were estimated to be $38.3 million and $2.8 million, respectively. The assigned initial fair value to these acquisitions are tentative and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition.

Goodwill: As a result of acquisitions made, the Corporation has approximately $211.9 million in goodwill as of June 30, 2003. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation's cost of capital in discounting the projected future cash flows. If it has been determined that an impairment has occurred, the Corporation may be required to recognize an impairment of its asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period that it has been identified.

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

Recent Developments

Please refer to Note 16 of the Corporation's Consolidated Financial Statements in Part 1, Item 1 of this quarterly report.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the six months ended June 30, 2003. Information regarding market risk and market risk management policies is more fully described in item "7A. Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2003, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

On May 23, 2003, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, the amendment of the 1995 Long-Term Incentive Plan, the amendment to the Certificate of Incorporation, the adoption of the Employee Stock Purchase Plan, and the appointment of independent accountants for the Registrant.

The vote received by the director nominees was as follows:

                         For      Withheld
Class B common:
Martin R. Benante     3,822,616    30,205

James B. Busey IV     3,795,123    57,697

Dave Lasky            3,823,769    29,050

William B. Mitchell   3,815,686    37,135

John Myers            3,816,413    36,408

William W. Sihler     3,789,329    36,408

J. McLain Stewart     3,830,501    22,318

Common:
S. Marce Fuller       4,722,241   385,062

There were no votes against or broker non-votes.

The stockholders voting as a single class approved the amendment to the 1995 Long-Term Incentive Plan to authorize non-employee directors to participate under the plan. The holders of 8,009,548 shares voted in favor; 885,598 voted against and 64,968 abstained. There were no broker non-votes.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

The stockholders voting as a single class approved the amendment to the Certificate of Incorporation authorizing the increase of authorized shares of Common Stock from 11,250,000 shares to 33,750,000 shares. The holders of 6,475,212 shares voted in favor; 2,433,259 voted against and 51,540 abstained. There were no broker non-votes.

The stockholders voting as a single class approved the adoption of the 2003 Employee Stock Purchase Plan. The holders of 7,108,508 shares voted in favor; 217,933 voted against and 43,746 abstained.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Registrant. The holders of 8,826,149 shares voted in favor; 97,876 voted against and 35,875 abstained. There were no broker non-votes.

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)  Exhibits

        Exhibit 3 Amended and Restated Certificate of Incorporation as amended May 23, 2003.

        Exhibit 10.1 Amended and Restated Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Appendix VI to Registrant's
                      Definitive Proxy Statement on Schedule 14A filed on April 11, 2003)

        Exhibit 10.2 Mutual Separation Agreement dated May 21, 2003 between Gary A. Benschip and Registrant

        Exhibit 31.1 Certification of Martin R. Benante, Chairman and CEO, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

        Exhibit 31.2 Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

        Exhibit 32 Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)  Reports on Form 8-K

               1. On July 31, 2003 filed a Current Report on Form 8-K, dated July 30, 2003, (a) reporting under Item 12 thereof the results of the Company's operations for the quarter ended June 30, 2003, and (b) filing under Item 7 thereof the related press release.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CURTISS-WRIGHT CORPORATION
                                             -----------------------------------
                                                     (Registrant)

                                             By: /s/ Glenn E. Tynan
                                                 -------------------------------
                                                 Glenn E. Tynan
                                                 Vice President Finance / C.F.O.
                                                 Dated: August 13, 2003