Form 10-Q
period 2003-09-30
CURTISS WRIGHT CORP
filed 2003-11-14
CIK 26324

                       SECURITIES and EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

Common Stock, par value $1.00 per share: 5,973,508 shares (as of October 31,
2003). Class B Common Stock, par value $1.00 per share: 4,382,123 shares (as of October 31, 2003).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                       PAGE
                                                                     -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

          Consolidated Statements of Earnings                           3

          Consolidated Balance Sheets                                   4

          Consolidated Statements of Cash Flows                         5

          Consolidated Statements of Stockholders' Equity               6

          Notes to Consolidated Financial Statements                  7 - 23

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       24 - 34

Item 3. Quantitative and Qualitative Disclosures about Market Risk     35

Item 4. Controls and Procedures                                        35

          Forward-Looking Information                                35 - 36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              36

Item 2. Changes in Securities and Use of Proceeds                      36

Item 6. Exhibits and Reports on Form 8-K                               37

Signature                                                              38

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       -------------------   -------------------
                                         2003       2002       2003       2002
                                       --------   --------   --------   --------
Net sales                              $189,618   $119,641   $552,408   $339,205
Cost of sales                           132,601     78,442    379,677    218,152
                                       --------   --------   --------   --------
   Gross profit                          57,017     41,199    172,731    121,053

Research and development expenses         5,417      3,579     16,494      7,604
Selling expenses                          9,612      8,245     28,887     21,131
General and administrative expenses      20,740     15,825     65,320     50,529
Environmental remediation and
   administrative expenses                  380        999        380      1,246
                                       --------   --------   --------   --------
      Operating income                   20,868     12,551     61,650     40,543

Pension income, net                         527      2,254      1,580      6,762
Other (expense) income, net                 (91)     3,808        182      4,328
Interest expense                         (1,113)      (380)    (2,906)    (1,039)
                                       --------   --------   --------   --------

Earnings before income taxes             20,191     18,233     60,506     50,594
Provision for income taxes                7,672      6,921     22,992     19,150
                                       --------   --------   --------   --------

Net earnings                           $ 12,519   $ 11,312   $ 37,514   $ 31,444
                                       ========   ========   ========   ========

Basic earnings per share               $   1.21   $   1.10   $   3.64   $   3.09
                                       ========   ========   ========   ========
Diluted earnings per share             $   1.20   $   1.08   $   3.60   $   3.01
                                       ========   ========   ========   ========

Dividends per share                    $   0.15   $   0.15   $   0.45   $   0.45
                                       ========   ========   ========   ========

Weighted average shares outstanding:
   Basic                                 10,328     10,238     10,304     10,188
   Diluted                               10,468     10,470     10,428     10,430

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             (Unaudited)
                                                            September 30,   December 31,
                                                            -------------   ------------
                                                                 2003           2002
                                                            -------------   ------------
Assets
   Current Assets:
      Cash and cash equivalents                               $ 116,046      $  47,717
      Receivables, net                                          138,317        138,210
      Inventories, net                                           86,566         84,914
      Deferred tax assets, net                                   21,935         21,840
      Other current assets                                        7,796          9,005
                                                              ---------      ---------
         Total current assets                                   370,660        301,686
                                                              ---------      ---------
   Property, plant and equipment, net                           231,485        219,049
   Prepaid pension costs                                         77,647         76,072
   Goodwill                                                     211,855        181,101
   Other intangible assets, net                                  21,137         21,982
   Other assets                                                  12,612         13,034
                                                              ---------      ---------
         Total Assets                                         $ 925,396      $ 812,924
                                                              =========      =========
Liabilities
   Current Liabilities:
      Short-term debt                                         $     907      $  32,837
      Dividends payable                                           1,545             --
      Accounts payable                                           42,386         41,344
      Accrued expenses                                           36,867         32,446
      Income taxes payable                                       10,861          4,528
      Other current liabilities                                  35,276         53,294
                                                              ---------      ---------
         Total current liabilities                              127,842        164,449
                                                              ---------      ---------
   Long-term debt                                               222,704        119,041
   Deferred tax liabilities, net                                  5,399          6,605
   Accrued pension and other postretirement benefit costs        77,435         77,438
   Long-term portion of environmental reserves                   21,779         22,585
   Other liabilities                                             16,101         11,578
                                                              ---------      ---------
         Total Liabilities                                      471,260        401,696
                                                              ---------      ---------
Stockholders' Equity
   Common stock, $1 par value                                    10,618         10,618
   Class B common stock, $1 par value                             4,382          4,382
   Additional paid-in capital                                    52,251         52,200
   Retained earnings                                            541,174        508,298
   Unearned portion of restricted stock                             (61)           (60)
   Accumulated other comprehensive income                        13,968          6,482
                                                              ---------      ---------
                                                                622,332        581,920
   Less: Cost of treasury stock                                (168,196)      (170,692)
                                                              ---------      ---------
         Total Stockholders' Equity                             454,136        411,228
                                                              ---------      ---------
         Total Liabilities and Stockholders' Equity           $ 925,396      $ 812,924
                                                              =========      =========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------
                                                                2003        2002
                                                              ---------   --------
Cash flows from operating activities:
   Net earnings                                               $  37,514   $ 31,444
                                                              ---------   --------
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                              22,963     12,802
      Net loss (gain) on sales of real estate and equipment          64       (661)
      Non-cash director stock compensation expense                  120         --
      Non-cash pension income                                    (1,580)    (4,701)
      Deferred income taxes                                        (811)     3,470
      Changes in operating assets and liabilities, net of
      businesses acquired:
         Proceeds from sales of short-term investments               --     77,050
         Purchases of short-term investments                         --    (35,600)
         Decrease in receivables                                  2,442        141
         Decrease in inventories                                  1,789      1,244
         Increase in accounts payable and accrued
         expenses                                                 4,192        340
         Decrease in deferred revenue                           (12,508)        --
         Increase (decrease) in income taxes payable              6,260    (10,356)
         Decrease (increase) in other assets                      2,887     (2,603)
         Decrease in other liabilities                           (5,151)    (7,035)
                                                              ---------   --------
            Total adjustments                                    20,667     34,091
                                                              ---------   --------
      Net cash provided by operating activities                  58,181     65,535
                                                              ---------   --------
Cash flows from investing activities:
   Proceeds from sales of real estate and equipment               1,078      2,492
   Additions to property, plant and equipment                   (24,540)   (22,605)
   Acquisition of new businesses, net of cash acquired          (37,485)   (62,122)
                                                              ---------   --------
      Net cash used for investing activities                    (60,947)   (82,235)
                                                              ---------   --------
Cash flows from financing activities:
   Proceeds from issuance of debt                               384,612     77,899
   Principal payments on debt                                  (314,220)   (54,036)
   Proceeds from exercise of stock options                        2,352      5,387
   Dividends paid                                                (3,093)    (3,062)
   Common stock repurchases                                          --        (50)
                                                              ---------   --------
      Net cash provided by financing activities                  69,651     26,138
                                                              ---------   --------
Effect of foreign currency                                        1,444      2,553
                                                              ---------   --------
Net increase in cash and cash equivalents                        68,329     11,991
Cash and cash equivalents at beginning of period                 47,717     25,495
                                                              ---------   --------
Cash and cash equivalents at end of period                    $ 116,046   $ 37,486
                                                              =========   ========
Supplemental disclosure of non-cash investing activities:
   Fair value of assets acquired                              $  41,287   $ 73,729
   Liabilities assumed                                           (3,802)   (10,866)
   Less: Cash acquired                                               --       (741)
                                                              ---------   --------
      Net cash paid for acquisitions                          $  37,485   $ 62,122
                                                              =========   ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 Unearned
                                                                                Portion of    Accumulated
                                              Class B   Additional              Restricted       Other
                                     Common    Common     Paid in    Retained      Stock     Comprehensive   Treasury
                                     Stock     Stock      Capital    Earnings     Awards         Income        Stock
                                    -------   -------   ----------   --------   ----------   -------------   ---------
December 31, 2001                   $10,618    $4,382    $52,532     $469,303      $(78)        $(6,831)     $(179,972)

Net earnings                             --        --         --       45,136        --              --             --
Dividends                                --        --         --           --        --          13,313             --
Stock options exercised, net             --        --         --       (6,141)       --              --             --
                                         --        --       (332)          --        --              --          9,280
Amortization of earned portion of
   restricted stock awards               --        --         --           --        18              --             --
                                    -------    ------    -------     --------      ----         -------      ---------
December 31, 2002                    10,618     4,382     52,200      508,298       (60)          6,482       (170,692)
                                    -------    ------    -------     --------      ----         -------      ---------
Net earnings                             --        --         --       37,514        --              --             --
Translation adjustments, net             --        --         --           --        --           7,486             --
Dividends                                --        --         --       (4,638)       --              --             --
Stock options exercised, net             --        --         (6)          --        --              --          2,358
Other                                    --        --         57           --       (16)             --            138
Amortization of earned portion of
   restricted stock awards               --        --         --           --        15              --             --
                                    -------    ------    -------     --------      ----         -------      ---------
September 30, 2003                  $10,618    $4,382    $52,251     $541,174      $(61)        $13,968      $(168,196)
                                    =======    ======    =======     ========      ====         =======      =========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS of PRESENTATION

     Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls highly engineered components and systems and provides services to the defense, aerospace, power generation, automotive, shipbuilding, processing, petrochemical, agricultural equipment, railroad, security, and metalworking industries. Operations are conducted through twenty-one manufacturing facilities, fifty-one metal treatment facilities, and two aerospace component overhaul and repair locations.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

2.   ACQUISITIONS

     The Corporation has made four acquisitions during the nine months ended September 30, 2003, as described in more detail below. The Corporation does not consider the 2003 acquisitions to be material, individually or in aggregate, to its financial position, liquidity, or results of operations.

     Motion Control Segment

     Peritek Corporation

     On August 1, 2003, the Corporation acquired the assets and liabilities of Peritek Corporation ("Peritek"). The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $3.0 million in cash and the assumption of certain liabilities. The Corporation paid $1.5 million at closing, which was funded from cash available from operations, and will pay the remaining purchase price in the form of a promissory note of $1.2 million and settlement of a holdback provision of $0.3 million. The holdback amount is held as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid nineteen months after the acquisition date. The purchase price of the acquisition approximates the fair value of the net assets acquired, which includes developed technology of approximately $2.4 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value. Revenues of the purchased business for the fiscal year ending March 31, 2003 were approximately $2.7 million.

     Peritek is a leading supplier of video and graphic display boards for the embedded computing industry and supplies a variety of industries including aviation, defense, and medical. In addition, Peritek supplies products for bomb detection, industrial automation, and medical imaging application. Peritek's operations are located in Oakland, California.

     Collins Technologies

     On February 28, 2003, the Corporation acquired the assets of Collins Technologies ("Collins") from G.L. Collins Corporation. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $12.0 million in cash and the assumption of certain liabilities. Included in the purchase price is $0.5 million held as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid one year after the acquisition date. Management funded the purchase price from credit available under the Corporation's Short-Term Credit Agreement. The excess of the purchase price, excluding the holdback, over the fair value of the net assets acquired is approximately $9.2 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     analysis of third party appraisals and the final determination of fair value. Revenues of the purchased business were approximately $8.3 million for the year ended March 31, 2002.

     Collins designs and manufactures Linear Variable Displacement Transducers ("LVDTs"), primarily for aerospace flight and engine control applications. Industrial LVDTs are used mostly in industrial automation and test applications. Collins' operations are located in Long Beach, California.

     Metal Treatment Segment

     E/M Engineered Coatings Solutions

     On April 2, 2003, the Corporation purchased selected assets of E/M Engineered Coatings Solutions ("E/M Coatings"). The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $16.7 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation's Short-Term Credit Agreement. The excess of the purchase price over the fair value of the net assets acquired is approximately $10.7 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value. Revenues of the purchased business were approximately $26.0 million for the year ended December 31, 2002.

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

     Advanced Material Process

     On March 11, 2003, the Corporation acquired selected assets of Advanced Material Process Corp. ("AMP"), a private company with operations located in Wayne, Michigan. The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $5.7 million in cash and the assumption of certain liabilities. Included in the purchase price is $0.2 million held as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid one year after the acquisition date. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years up to a maximum additional payment of $1.0 million. Management funded the purchase from credit available under the Corporation's Short-Term Credit Agreement. The excess of the purchase price over the fair value of the net assets acquired is approximately $2.8 million. The fair value of

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value. Revenues of the purchased business were approximately $5.1 million for the year ended December 31, 2002.

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

     The purchase price of the acquisition, subject to adjustment as provided for in the Asset Purchase Agreement, was $10.0 million in cash, which approximated the fair value of the net assets acquired. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria over the next five years up to a maximum additional payment of $10.0 million. The fair value of the net assets acquired was based on management estimates in conjunction with analysis of third party appraisals. The Corporation does not consider this acquisition to be material to its financial position, liquidity or results of operations.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

3.   RECEIVABLES

     Receivables at September 30, 2003 and December 31, 2002 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                       (In thousands)
                                                September 30,   December 31,
                                                     2003           2002
                                                -------------   ------------
     Billed Receivables:
     Trade and other receivables                  $112,017        $109,784
        Less: Progress payments applied               (319)         (2,838)
              Allowance for doubtful accounts       (3,948)         (3,244)
                                                  --------        --------
     Net billed receivables                        107,750         103,702
                                                  --------        --------
     Unbilled Receivables:
     Recoverable costs and estimated earnings
        not billed                                  35,615          40,183
        Less: Progress payments applied             (5,048)         (5,675)
                                                  --------        --------
     Net unbilled receivables                       30,567          34,508
                                                  --------        --------
     Receivables, net                             $138,317        $138,210
                                                  ========        ========

     The net receivable balance at September 30, 2003 included $7.8 million related to the Corporation's 2003 acquisitions.

4.   INVENTORIES

     Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories at September 30, 2003 and December 31, 2002 is as follows:

                                                           (In thousands)
                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
     Raw material                                     $ 37,188        $ 42,513
     Work-in-process                                    27,450          22,161
     Finished goods and component parts                 43,130          43,216
     Inventoried costs related to US Government
        and other long-term contracts                   19,578          22,031
                                                      --------        --------
     Gross inventories                                 127,346         129,921
     Less: Inventory reserves                          (22,319)        (23,745)
           Progress payments applied, principally
              related to long-term contracts           (18,461)        (21,262)
                                                      --------        --------
     Inventories, net                                 $ 86,566        $ 84,914
                                                      ========        ========

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     The net inventory balance at September 30, 2003 included $2.4 million related to the Corporation's 2003 acquisitions.

5.   GOODWILL

     The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

                                                        (In thousands)
                                              Flow     Motion     Metal
                                            Control   Control   Treatment   Consolidated
                                            -------   -------   ---------   ------------
     December 31, 2002                      $95,409   $78,727    $ 6,965      $181,101
     Goodwill from 2003 acquisitions             --     9,153     13,449        22,602
     Change in previous estimates of fair
        value of net assets acquired          2,482     2,524         13         5,019
     Currency translation adjustment          1,328     1,681        124         3,133
                                            -------   -------    -------      --------
     September 30, 2003                     $99,219   $92,085    $20,551      $211,855
                                            =======   =======    =======      ========

     The purchase price allocations relating to businesses acquired during the twelve months ended September 30, 2003 are based on estimates and have not yet been finalized.

     The Corporation completed its required annual goodwill impairment testing during the third quarter of 2003. The testing indicated that the recorded carrying value of the Corporation's goodwill is not impaired.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6.   OTHER INTANGIBLE ASSETS, net

     Other intangible assets consist primarily of purchased technology, backlog and technology licenses. The following tables present the cumulative composition of the Corporation's intangible assets as of September 30, 2003 and December 31, 2002.

                                         (In thousands)
                                           Accumulated
     September 30, 2003         Gross     Amortization      Net
     ------------------        -------   --------------   -------
     Technology                $22,080      $(2,396)      $19,684
     Other intangible assets     3,447       (1,994)        1,453
                               -------      -------       -------
     Total                     $25,527      $(4,390)      $21,137
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
                               =======      =======       =======

     The following table presents the changes in the net balance of other intangibles assets during the nine months ended September 30, 2003.

                                                             (In thousands)
                                                                  Other
                                                               Intangible
                                                Technology     Assets, net     Total
                                                ----------   --------------   -------
     December 31, 2002                           $19,919          $2,063      $21,982
     Acquired during 2003                          2,367              --        2,367
     Amortization expense                           (915)           (639)      (1,554)
     Change in estimate of fair value related
        to purchase price allocations             (1,771)             --       (1,771)
     Net currency translation adjustment              84              29          113
                                                 -------          ------      -------
     September 30, 2003                          $19,684          $1,453      $21,137
                                                 =======          ======      =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Total estimated future amortization expense of purchased intangible assets is as follows:

                              (In thousands)
                              --------------
     FY 2004                      $ 1,907
     FY 2005                        1,687
     FY 2006                        1,640
     FY 2007                        1,640
     FY 2008                        1,640
     Thereafter                    12,623

7.   WARRANTY RESERVES

     The Corporation provides its customers with warranties on certain commercial and governmental products. Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience. Estimated warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. Warranty reserves are included within accrued expenses on the Corporation's Consolidated Balance Sheet. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34", the following table presents the changes in the Corporation's warranty reserves:

                                                      (In thousands)
                                                      --------------
     Warranty reserves at December 31, 2002               $ 9,504
     Provision for current year sales                       1,211
     Change in estimates to pre-existing warranties          (703)
     Current year claims                                   (1,395)
     Translation adjustment                                   177
                                                          -------
     Warranty reserves at September 30, 2003              $ 8,794
                                                          =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

8.   DEBT

     Debt at September 30, 2003 and December 31, 2002 consists of the following:

                                                         (In thousands)
                                                  ----------------------------
                                                  September 30,   December 31,
                                                      2003            2002
                                                  -------------   ------------
     Industrial Revenue Bonds, due from
        2007 to 2028. Weighted average interest
        rate is 1.24% and 1.51% per annum for
        the nine months ended September 30,
        2003 and the year ended December 31,
        2002, respectively                           $ 14,351       $ 13,400
     Revolving Credit Agreement Borrowing, due
        2007. Weighted average interest rate is
        2.00% and 2.55% per annum for the nine
        months ended September 30, 2003 and the
        year ended December 31, 2002,
        respectively                                    8,349        105,463
     Short-Term Credit Agreement Borrowing due
        2003. Weighted average interest rate is
        2.27% and 3.21% per annum for the nine
        months ended September 30, 2003 and
        the year ended December 31, 2002,
        respectively                                       --         32,000
     5.13% Senior Notes due 2010                       75,000             --
     5.74% Senior Notes due 2013                      125,000             --
     Other debt                                           911          1,015
                                                     --------       --------
        Total debt                                    223,611        151,878
     Less: Short-term debt                                907         32,837
                                                     --------       --------
     Total Long-term debt                            $222,704       $119,041
                                                     ========       ========

     On May 1, 2003, the Corporation entered into an agreement with the bank group to extend the expiration date of its Short-Term Credit Agreement from May 9, 2003 to May 7, 2004.

     On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the "Notes"). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Corporation used the net proceeds of the Notes to repay the majority of the outstanding indebtedness under the existing revolving credit facilities. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation's current existing senior indebtedness. The Corporation, at its option, can prepay at any time, all or from time to time any part of, the Notes, subject to a Make-Whole Amount in accordance with the Note Purchase Agreement. The Corporation paid

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     customary transaction fees that have been deferred and will be amortized over the term of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests.

     The outstanding debt as of September 30, 2003 under the Corporation's revolving credit agreement is denominated in Swiss francs. Actual borrowings under this portion were 11.0 million Swiss francs ($8.3 million) at September 30, 2003 and 11.0 million Swiss francs ($8.0 million) at December 31, 2002.

     The carrying amount of long-term debt approximates fair value.

     Aggregate maturities of debt are as follows:

                              (In thousands)
                              --------------
     FY 2004                     $    907
     FY 2005                          105
     FY 2006                           58
     FY 2007                       13,409
     FY 2008                           61
     FY 2009 and beyond           209,071

9.   EARNINGS PER SHARE

     Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

                                                       (In thousands)
                                            Three Months Ended   Nine Months Ended
                                               September 30,       September 30,
                                            ------------------   -----------------
                                               2003     2002       2003     2002
                                              ------   ------     ------   ------
     Basic weighted average
        shares outstanding                    10,328   10,238     10,304   10,188
     Dilutive effect of stock options and
        deferred stock compensation              140      232        124      242
                                              ------   ------     ------   ------
     Diluted weighted average shares
        outstanding                           10,468   10,470     10,428   10,430
                                              ======   ======     ======   ======

     There were no antidilutive shares for the three months ended September 30, 2003 and September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002, the antidilutive shares were 80,000 and zero, respectively.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

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

     The Corporation's pro forma results are as follows:


                                                      (In thousands, except per share data)
                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2003      2002      2003      2002
                                                      -------   -------   -------   -------
        Net earnings, as reported                     $12,519   $11,312   $37,514   $31,444
        Deduct: Total stock-based employee
        compensation expense determined under fair
        value based method for all awards, net of
        related tax effects                              (315)     (381)     (945)   (1,143)
                                                      -------   -------   -------   -------
        Pro forma net earnings                        $12,204   $10,931   $36,569   $30,301
                                                      =======   =======   =======   =======
     Net earnings per share:
        As reported:
           Basic                                      $  1.21   $  1.10   $  3.64   $  3.09
           Diluted                                    $  1.20   $  1.08   $  3.60   $  3.01
        Pro forma:
           Basic                                      $  1.18   $  1.07   $  3.55   $  2.97
           Diluted                                    $  1.17   $  1.04   $  3.51   $  2.90

11.  ENVIRONMENTAL MATTERS

     The Corporation establishes a reserve for a potential environmental liability when it concludes that a determination of legal liability is probable based upon the advice of counsel. Such amounts reflect the Corporation's estimate of the

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

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

     In October 2002, the Corporation acquired the Electro-Mechanical Division ("EMD") facility from Westinghouse Government Services LLC ("Seller"). Included in the purchase was the assumption of several Nuclear Regulatory Commission ("NRC") licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) for the settlement of estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has established reserves for additional potential environmental remediation costs. Remediation and investigation of the EMD facility are ongoing. The Corporation obtained partial environmental insurance coverage specifically for the EMD facility. The policy provides coverage for losses due to on or off-site pollution conditions that were pre-existing but unknown at the time of acquisition.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

                                                              (In thousands)
                                                    Three Months Ended September 30, 2003
                                  -------------------------------------------------------------------
                                   Flow      Motion     Metal     Segment    Corporate   Consolidated
                                  Control   Control   Treatment    Totals     & Other       Totals
                                  -------   -------   ---------   --------   ---------   ------------
Revenue from external customers   $84,167   $70,157    $35,294    $189,618     $  --       $189,618
Intersegment revenues                  --        --        151         151      (151)            --
Operating income                    7,110     9,537      4,321      20,968      (100)        20,868

                                                               (In thousands)
                                                    Three Months Ended September 30, 2002
                                  ---------------------------------------------------------------------
                                    Flow     Motion     Metal     Segment     Corporate    Consolidated
                                  Control   Control   Treatment    Totals    & Other (1)      Totals
                                  -------   -------   ---------   --------   -----------   ------------
Revenue from external customers   $30,679   $61,895    $27,067    $119,641     $    --       $119,641
Intersegment revenues                  --        --        136         136        (136)            --
Operating income                    3,267     6,325      4,234      13,826      (1,275)        12,551

                                                               (In thousands)
                                                            Identifiable Assets
                                  ---------------------------------------------------------------------
                                   Flow       Motion      Metal     Segment    Corporate   Consolidated
                                  Control    Control    Treatment    Totals     & Other       Totals
                                  --------   --------   ---------   --------   ---------   ------------
September 30, 2003                $309,719   $271,668    $165,411   $746,798    $178,598     $925,396
December 31, 2002                  319,272    260,984     125,642    705,898     107,026      812,924

                                                                 (In thousands)
                                                      Nine Months Ended September 30, 2003
                                  ---------------------------------------------------------------------
                                   Flow       Motion      Metal     Segment    Corporate   Consolidated
                                  Control    Control    Treatment    Totals     & Other       Totals
                                  --------   --------   ---------   --------   ---------   ------------
Revenue from external customers   $263,125   $188,181    $101,102   $552,408     $  --       $552,408
Intersegment revenues                   --         --         419        419      (419)            --
Operating income                    30,176     18,734      13,102     62,012      (362)        61,650

                                                                (In thousands)
                                                     Nine Months Ended September 30, 2002
                                  ---------------------------------------------------------------------------
                                   Flow      Motion         Metal       Segment     Corporate    Consolidated
                                  Control    Control    Treatment (2)    Totals    & Other (3)      Totals
                                  --------   --------   -------------   --------   -----------   ------------
Revenue from external customers    $95,549   $163,918      $79,738      $339,205     $    --       $339,205
Intersegment revenues                   --         --          364           364        (364)            --
Operating income                    11,557     20,439       10,570        42,566      (2,023)        40,543

(1) 2002 operating income for Corporate includes $1,000 of environmental remediation and administrative expenses.

(2) 2002 operating income for Metal Treatment includes non-recurring costs of $451 associated with the relocation of a shot-peening facility.

(3) 2002 operating income for Corporate includes $1,247 of net environmental remediation and administrative expenses.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

Reconciliation:

                                                        (In thousands)
                                       Three Months Ended              Nine Months Ended
                                 -----------------------------   -----------------------------
                                 September 30,   September 30,   September 30,   September 30,
                                      2003            2002            2003           2002
                                 -------------   -------------   -------------   -------------
Total segment operating income      $20,968         $13,826         $62,012         $42,566
Corporate and other                    (100)         (1,275)           (362)         (2,023)
Pension income, net                     527           2,254           1,580           6,762
Other (expense) income, net             (91)          3,808             182           4,328
Interest expense                     (1,113)           (380)         (2,906)         (1,039)
                                    -------         -------         -------         -------
Earnings before income taxes        $20,191         $18,233         $60,506         $50,594
                                    =======         =======         =======         =======

13.  COMPREHENSIVE INCOME

     Total comprehensive income for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                                    (In thousands)
                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                          2003       2002      2003     2002
                                         -------   -------   -------   -------
     Net earnings                        $12,519   $11,312   $37,514   $31,444
     Equity adjustment from
        foreign currency translations      1,485     1,125     7,486     9,157
                                         -------   -------   -------   -------
     Total comprehensive income          $14,004   $12,437   $45,000   $40,601
                                         =======   =======   =======   =======

     The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation's non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

14.  CONTINGENCIES AND COMMITMENTS

     The Corporation's subsidiary located in Switzerland entered into sales agreements with two European defense organizations which contain offset obligations to purchase approximately 43.0 million Swiss francs (approximately $32.6 million) of product from suppliers located in the two European countries over multi-year periods which began in 1999 and 2001 and expire in 2005 and 2007, respectively. The agreements contain a penalty of 5-10% of the unfulfilled obligation at the end of the term of the agreements. As of September 30, 2003, the Corporation has accrued 0.6 million Swiss francs (approximately $0.5 million) included in other liabilities as a contingency against not achieving compliance with these agreements.

     The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement in 2001, as amended in 2002, with UBS AG ("UBS") for a credit

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     facility in the amount of 6.0 million Swiss francs (approximately $4.6 million) for the issue of performance guarantees related to a long-term contract. As of September 30, 2003, the amount of restricted cash under this facility was 2.4 million Swiss francs (approximately $1.8 million), all of which is expected to be released from restriction within one year. The restricted cash is included in cash and cash equivalents in the Corporation's Consolidated Balance Sheet in this quarterly report.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"s)" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses when a company should include in its financial statements the assets and liabilities of unconsolidated VIEs. FIN 46 was effective for VIEs created or acquired after January 31, 2003. As of October 9, 2003, the FASB deferred compliance under FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for VIEs created prior to February 1, 2003. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     interim period beginning after June 15, 2003, to entities with financial instruments acquired before May 31, 2003. The adoption of this statement did not have a material impact on the Corporation's results of operation or financial condition.

16.  SUBSEQUENT EVENTS

     On November 10, 2003, the Corporation entered into two interest rate swap agreements with notional amounts of $20.0 million and $60.0 million to effectively convert the fixed interest on the $75.0 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on market conditions. In the short-term, the swaps are expected to provide the Corporation with a lower level of interest expense related to the Notes.

                                 PART I - ITEM 2
                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
                  FINANCIAL CONDITION and RESULTS of OPERATIONS

RESULTS of OPERATIONS

Three months ended September 30, 2003

Sales for the third quarter of 2003 totaled $189.6 million, an increase of 58% from sales of $119.6 million for the third quarter of 2002. New orders received for the current quarter of $126.8 million were down 3% over the orders of $130.6 million for the third quarter of 2002. Backlog decreased 6% to $448.6 million at September 30, 2003 from $478.5 million at December 31, 2002. Approximately 69% of our backlog is from military business.

Sales for the third quarter of 2003 as compared to the same period last year benefited from the acquisitions completed in the fourth quarter of 2002 and the first nine months of 2003, which contributed $60.7 million incremental sales in the quarter. Higher sales of flow control products to the non-nuclear naval program and the nuclear power generation market, higher sales from our domestic aerospace and ground defense businesses, and higher sales from our shot peening services, all contributed to the organic growth of 8% in the quarter as compared to the prior year period. Sales to the domestic commercial aerospace OEM and overhaul and repair markets were down for the quarter. Foreign exchange translation also had a favorable impact on sales, contributing approximately $2.3 million to the sales increase from the prior year.

Operating income for the third quarter of 2003 totaled $20.9 million, an increase of 66% from operating income of $12.6 million for the same period last year. The increase is primarily attributable to the contributions of acquisitions completed in the fourth quarter of 2002 and the first nine months of 2003, which amounted to $6.6 million in incremental operating income. Operating income from our base business increased 14% over the same period last year. Operating margins from the segments increased in the third quarter of 2003 as compared to the same period last year mainly due to higher volume and favorable sales mix within the Motion Control segment, partially offset by one time cost overruns and one-time inventory adjustments within our Flow Control segment, and an unfavorable sales mix and the effect of a customer bankruptcy in the finishing division of the Metal Treatment segment. Foreign exchange translation also had a favorable impact on operating income.

Net earnings for the third quarter of 2003 totaled $12.5 million, or $1.20 per diluted share, which represents an increase of 11% over the net earnings for the third quarter of 2002 of $11.3 million, or $1.08 per diluted share. Higher business segment operating income in the third quarter of 2003 more than offset the decrease in the Corporation's pension income, non-recurring other income, and higher interest expense as compared to the third quarter of 2002.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

RESULTS of OPERATIONS

Nine months ended September 30, 2003

Sales for the first nine months of 2003 increased 63% to $552.4 million, as compared to $339.2 million for the same period last year. Acquisitions made during the last eighteen months contributed $195.5 million in incremental sales during the first nine months of 2003. New orders of $517.8 million were 50% higher than the first nine months of 2002, mainly due to the above-mentioned acquisitions as well as a ramp up in military programs, which represent 45% of new orders for the first nine months of 2003.

Higher sales of flow control products for the commercial nuclear power generation, non-nuclear naval program, and European valve markets, higher sales from our domestic aerospace and ground defense businesses, and higher metal treatment related services mostly offset declines in aerospace component overhaul and repair services, sales of domestic commercial aerospace OEM products and European ground defense business. In addition, foreign currency translation had a favorable impact on sales of approximately $9.7 million for the year.

Operating income for the first nine months of 2003 totaled $61.7 million, an increase of 52% from operating income of $40.5 million for the same period last year. The increase is primarily attributed to the contributions of acquisitions made during the last eighteen months, which amounted to $22.7 million in incremental operating income, organic growth in our metal treatment businesses, and a favorable foreign currency translation impact. These improvements were offset by lower margins as a result of lower volume in the commercial aerospace and overhaul and repair businesses, lower margins attributable to unfavorable sales mix within the European ground defense business, and cost overruns and one-time inventory adjustments within our Flow Control segment.

Net earnings for the first nine months of 2003 totaled $37.5 million, or $3.60 per diluted share, an increase of 19% from net earnings for the first nine months of 2002 of $31.4 million, or $3.01 per diluted share. This increase reflects the higher business segment operating income in 2003, which offset the decrease in the non-operating income and higher interest expense.

Operating Performance:

Flow Control

The Corporation's Flow Control segment posted sales of $84.2 million for the third quarter of 2003, an increase of 174% from $30.7 million in the third quarter of 2002. Acquisitions completed in the fourth quarter of 2002 contributed $50.2 million of this increase, while the balance of the segment's businesses increased $3.3 million, or 11%, as compared to the third quarter of 2002. The organic growth was due to stronger sales of ball valves and JP-5 fuel valve systems for the non-nuclear Navy and higher sales

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

related to expedited outage requirements by the commercial nuclear power generation plants. In addition, foreign currency translation favorably impacted sales for the third quarter of 2003 by approximately $0.5 million.

Operating income for the third quarter of 2003 was $7.1 million, an increase of 118% as compared to $3.3 million for the same period last year. Acquisitions made in the fourth quarter of 2002 generated operating income of $5.7 million, while the balance of the segment businesses declined from the comparable period last year. The lower operating margins were due to one-time cost overruns on a safety relief valve project and one-time inventory adjustments totaling approximately $2.7 million, unfavorable sales mix, and higher research and development costs for new product development.

Sales for the first nine months of 2003 were $263.1 million, an increase of 175% over the same period last year of $95.5 million. The improvement was largely due to the acquisitions made during the last twelve months and solid sales in most of the base businesses, including non-nuclear products for the Navy, commercial nuclear power generation, and higher sales to the international oil and gas markets. Foreign currency translation also favorably impacted sales for the period.

Operating income for the first nine months of 2003 was $30.2 million, an increase of 161% over the same period last year of $11.6 million. The improvement resulted from the higher sales volumes and improved margins on flow control products for commercial nuclear power applications and electronics products to the Navy, partially offset by one-time cost overruns and inventory adjustments of approximately $2.7 million. Operating income from our base businesses decreased 11% for the first nine months of 2003 as compared to the prior year period.

New orders received for the Flow Control segment totaled $45.1 million in the third quarter of 2003 and $237.4 million for the first nine months of 2003, representing an increase of 30% and 123%, respectively from the same periods in 2002. New orders from the acquisitions made during the last twelve months amounted to $12.0 million and $135.8 million for the three and nine months ended September 30, 2003, respectively. Backlog decreased 8% to $278.6 million at September 30, 2003 from $304.3 million at December 31, 2002.

Motion Control

Sales for the Corporation's Motion Control segment improved 13% to $70.2 million in the third quarter of 2003 from $61.9 million in the third quarter of 2002, primarily due to the contribution of the acquisition of Collins Technologies in February 2003. Excluding the acquisitions, the organic sales growth was 9% in the third quarter of 2003 mainly due to stronger domestic ground defense sales primarily related to the expedited deliveries of the Bradley fighting vehicle, an increase in sales of military aerospace products, primarily F-16 spare parts and the Joint Strike Fighter development, and higher sales of military electronics. These higher sales were partially offset by the reduction in commercial aerospace OEM sales, lower sales associated with the

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

overhaul and repair services provided to the global airline industry, and a slight drop in the European ground defense business. In addition, foreign currency translation favorably impacted sales for the third quarter of 2003 by approximately $1.0 million.

Operating income for the third quarter of 2003 was $9.5 million, an increase of 51% from the same period last year of $6.3 million. Stronger margins were driven by higher sales volume as mentioned above, and favorable sales mix. These improvements were partially offset by lower margins at the overhaul and repair business due to lower volume and an unfavorable sales mix at the European defense business. The business segment also benefited from favorable foreign currency translation as compared to the third quarter of 2002.

Sales for the first nine months of 2003 were $188.2 million, an increase of 15% over the same period last year of $163.9 million. The improvement was largely due to the acquisitions made during the last eighteen months and the strong sales of defense related products, partially offset by lower aerospace component overhaul and repair services and commercial aerospace OEM products. Foreign currency translation also favorably impacted the sales growth.

Operating income for the first nine months of 2003 was $18.7 million, a decrease of 8% over the same period last year of $20.4 million. The lower operating income was due to an unfavorable sales mix and lower sales volume, partially offset by the contributions from acquisitions made during the last eighteen months and the favorable impact of foreign currency translation.

New orders received for the Motion Control segment totaled $46.3 million in the third quarter of 2003 and $178.7 million for the first nine months of 2003, a decrease of 33% and an increase of 13%, respectively, from the same periods in 2002. New orders from acquisitions made in the last eighteen months amounted to $16.9 million and $62.0 million for the three and nine months ended September 30, 2003, respectively. Backlog decreased 3% to $168.5 million at September 30, 2003 from $173.2 million at December 31, 2002.

Metal Treatment

Sales for the Corporation's Metal Treatment segment totaled $35.3 million for the third quarter of 2003, up 30% when compared with $27.1 million in the third quarter of 2002. The improvement was mainly due to contributions from 2002 and 2003 acquisitions, which contributed $7.6 million of incremental sales in the third quarter of 2003. The main contributor to this increase was the E/M Coatings business, which was acquired on April 2, 2003. Higher sales of shot peening services for the aerospace and automotive industries in Europe and sales from our new laser peening technology also contributed to the higher sales for the quarter. In addition, foreign currency translation favorably impacted sales for the third quarter of 2003 by approximately $0.9 million.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the third quarter of 2003 increased 2% to $4.3 million from $4.2 million for the same period last year. The increase was due to higher sales volume, cost reduction programs, and favorable foreign currency translation. The continued impact of a customer bankruptcy in the finishing division and facility start-up costs partially offset the above mentioned margin improvements.

Sales for the first nine months of 2003 were $101.1 million, an increase of 27% over the same period last year of $79.7 million. The increase was mainly due to the contribution from the acquisition of E/M Coatings, higher sales of shot peening and laser peening services, and the favorable impact from foreign currency translation.

Operating income for the first nine months of 2003 was $13.1 million, an increase of 24% over the same period last year of $10.6 million. The increase was due to the higher sales volume, cost reduction programs, and favorable foreign currency translation. These improvements were partially offset by the above mentioned bankruptcy and start-up costs.

New orders received for the Metal Treatment segment totaled $35.5 million in the third quarter of 2003 and $102.1 million for the first nine months of 2003 representing increases of 30% and 27%, respectively, from the same periods in 2002. Backlog increased 50% to $1.5 million at September 30 2003 from $1.0 million at December 31, 2002.

Corporate and Other Expenses

The Corporation had a non-segment operating loss of $0.1 million in the third quarter of 2003 as compared to an operating loss of $1.3 million in the same period last year. The reduction in 2003 was due to lower environmental remediation and administrative costs and the collection of a settlement from a 2002 lawsuit, whereby the Corporation was awarded damages associated with our former Wood-Ridge Business Complex facility.

The non-segment operating loss for the first nine months of 2003 was $0.4 million as compared with an operating loss $2.0 million for the same period last year. The decrease was due to lower environmental remediation and administrative costs and the collection of the settlement mentioned above. In addition, in 2002 the Corporation also had non-recurring commitment fee expenses related to the Corporation's revolving credit agreements.

Non-Operating Revenues/Expense

For the third quarter of 2003, the Corporation recorded other non-operating net revenues (excluding interest expense) totaling $0.4 million, compared with $6.1 million for the third quarter of 2002. The decrease was primarily caused by lower pension income, which was due to lower investment returns on the Corporation's pension assets, and lower non-recurring other income. In the third quarter of 2002, the Corporation recorded $3.5 million of non-recurring income, primarily a net gain relating

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

to the reallocation of postretirement medical benefits and the release of a reserve associated with an indemnification provided to the purchaser of the Corporation's Wood-Ridge business complex, which was no longer required. The increase in interest expense for the third quarter of 2003 was due to higher debt levels.

The Corporation recorded other non-operating net revenues for the first nine months of 2003 totaling $1.8 million, compared with other non-operating net revenues of $11.1 million for the same period last year. The decrease was related to the above-mentioned lower pension income and lower non-recurring other income. The increase in interest expense for the first nine months of 2003 was due to higher debt levels.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation's working capital was $242.8 million at September 30, 2003, an increase of $105.6 million from the working capital at December 31, 2002 of $137.2 million. The ratio of current assets to current liabilities was 2.9 to 1 at September 30, 2003 versus 1.8 to 1 at December 31, 2002.

Cash and cash equivalents totaled $116.0 million in the aggregate at September 30, 2003, up 143% from $47.7 million at December 31, 2002. The increase is due to net proceeds from the note offering completed in September 2003. Days sales outstanding at September 30, 2003 was 50 days as compared to 54 days at December 31, 2002. Inventory turns were 6.1 for the nine months ended September 30, 2003 as compared to 5.0 at December 31, 2002.

At September 30, 2003, the Corporation had two credit agreements aggregating $225.0 million with a group of eight banks. The Revolving Credit Agreement offers a maximum of $135.0 million over five years to the Corporation for cash borrowings and letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings up to $90.0 million. The Short-Term Credit Agreement expires May 7, 2004, and may be extended, with the consent of the bank group, for additional periods not to exceed 364 days each. Borrowings under these agreements bear interest at a floating rate based on market conditions. In addition, the Corporation's rate of interest and level of facility fees are dependent on maintenance of certain financial ratios, as defined in the agreements. The Corporation is subject to annual facility fees on the commitments under the Revolving Credit Agreement and Short-Term Credit Agreement. The Corporation is required under these agreements to maintain certain financial ratios and meet certain other financial tests. Cash borrowings (excluding letters of credit) under the two credit agreements at September 30, 2003 were $8.4 million compared with cash borrowings of $137.5 million at December 31, 2002. The unused credit available under these agreements at September 30, 2003 was $197.8 million.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the "Notes"). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Corporation used the net proceeds of the Notes to repay the majority of the outstanding indebtedness under the existing revolving credit facilities as of that date. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation's current existing senior indebtedness. The Corporation, at its option, can prepay at any time all, or from time to time any part of, the Notes, subject to a Make-Whole Amount in accordance with the Note Purchase Agreement. The corporation incurred customary fees in connection with the transaction that have been deferred and will be amortized over the term of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests.

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.4 million at September 30, 2003 and $13.4 million at December 31, 2002. The loans outstanding under the Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 2.1% and 2.4% for the third quarter of 2003 and 2002, respectively.

During the nine months ended September 30, 2003, internally available funds were adequate to meet capital expenditures of $24.5 million. Capital expenditures incurred during the period were for new and replacement machinery and equipment within the business segments and for the expansion of new product lines. The Corporation is expected to make additional capital expenditures of approximately $14.6 million during the fourth quarter on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities. Included in the capital expenditures during the nine months ended September 30, 2003 was $5.4 million from the businesses acquired in 2003 and 2002.

Cash generated from operations is considered adequate to meet the Corporation's cash requirements for the upcoming year, including anticipated debt repayments, planned capital expenditures, dividends, satisfying environmental obligations, and working capital requirements. Undistributed earnings from the Corporation's foreign subsidiaries are considered to be permanently reinvested.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

may change in subsequent periods. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations:

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

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered. This method is used in our Metal Treatment segment and in some of the business units within the Motion Control and Flow Control segments that serve commercial markets.

For certain contracts that require substantial performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method of accounting is used primarily for the Corporation's defense contracts and certain long-term commercial contracts. This method recognizes revenue and profit as the contracts progress towards completion. For certain contracts that contain a significant number of performance milestones, as defined by the customer, sales are recorded based upon achievement of these performance milestones. The performance milestone method is an output measure of progress towards completion made in terms of results achieved. For certain fixed price contracts, where none or a limited number of milestones exist, the cost-to-cost method of accounting is used. Under the cost-to-cost input method, sales and profits are recorded based on the ratio of costs incurred to an estimate of total costs at completion.

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

Under contracts that take less than a year to complete the completed contract method is utilized. Under the completed contract method, revenue and costs are recognized when the Corporation substantially completes work under the contract.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Under the percentage-of-completion and completed contract methods, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time as the price has been finalized.

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

Pension and other postretirement benefits: The Corporation, in consultation with its actuary, determines the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the number of employees who will receive benefits along with the tenure and salary level of those employees, the expected return on plan assets, the discount rates used on plan obligations, and the trends in health care costs. Changes in these assumptions in future years will have an effect on the Corporation's pension and postretirement costs.

For the nine months ended September 30, 2003, the Corporation recognized non-cash pension income from the Curtiss-Wright Pension Plan of approximately $1.6 million because the excess of amounts funded for the pension plan in prior years yields returns that exceed the calculated costs associated with the liability in the current year. As of September 30, 2003, the Corporation had a prepaid pension asset of approximately $77.6 million and accrued pension and other postretirement costs of $2.0 million relating to the Curtiss-Wright Retirement Plan and the Curtiss-Wright Restoration Plan. As a result of the acquisition of EMD in October 2002, the Corporation assumed underfunded

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

pension and postretirement liabilities of $73.7 million. Expenses incurred during the nine months ended September 30, 2003 related to the EMD plans were approximately $5.5 million. Additionally, the Corporation has made approximately $5.7 million in cash contributions to the EMD Pension Plan during the nine months ended September 30, 2003.

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

Purchase Accounting: The Corporation applies the purchase method of accounting to its acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. The Corporation, usually in consultation with third-party valuation advisors, determines the fair values of such assets and liabilities. During 2003, the fair value of assets acquired and liabilities assumed through acquisitions were estimated to be $41.3 million and $3.8 million, respectively. The assigned initial fair value to these acquisitions are tentative and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition.

Goodwill: The Corporation has approximately $211.9 million in goodwill as of September 30, 2003. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation's cost of capital in discounting the projected

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

future cash flows. If it has been determined that an impairment has occurred, the Corporation may be required to recognize an impairment of its asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period that it has been identified.

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

Recent Developments

Please refer to Note 16 of the Corporation's Consolidated Financial Statements in Part 1, Item 1 of this quarterly report.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the September 25, 2003 Senior Notes issue, the Corporation shifted its interest rate exposure from 91% variable debt at December 31, 2002 to approximately 90% fixed as of September 30, 2003. The net proceeds of the Senior Notes offering allowed the Corporation to pay down the majority of its outstanding debt under its revolving credit facilities. On November 10, 2003, the Corporation entered into an interest rate swap agreement that shifted its interest rate exposure to 55% fixed and 45% variable, as of that date. The variable rate on both the revolving credit agreements and the interest rate swap agreements are based on market rates. See Note 16, Subsequent Events for further information regarding the Corporation's Interest Rate Swap transactions.

The Corporation continues to maintain the ability to borrow funds under its two Revolving Credit Facilities and currently has outstanding variable rate debt borrowings of 11 million Swiss Francs as of September 30, 2003. The Corporation's market risk for a change in interest rates relates primarily to the debt obligations.

Information regarding market risk and market risk management policies is more fully described in item "7A. Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2003, the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation's disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects,

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward- looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward- looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders, (ii) change in governmental spending, (iii) an economic downturn, (iv) unanticipated environmental remediation expenses or claims, (v) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations, (vi) changes in the competitive marketplace and/or customer requirements, (vii) an inability to perform customer contracts at anticipated cost levels, and (viii) other factors that generally affect the business of companies operating in the Corporation's Segments.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) On September 25, 2003, the Corporation sold $200 million of Senior Notes consisting of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The sections of this Form 10-Q entitled "Part I-Item 1-Note
     (8)-Debt" "Management Discussion and Analysis - Changes in Financial Condition" and "Part I-Item 3. Quantitative and Qualitative Disclosures about Market Risk" are incorporated by reference into Part II-Item 2(b) of this Form 10-Q.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)  Exhibits

     Exhibit 10.1 Form of Note Purchase Agreement between Curtiss-Wright Corporation and its Subsidiaries and various Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.)

     Exhibit 10.2 Restrictive Legend on Notes (incorporated by reference to Exhibit 10.2 of the Registrant's
                    Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.)

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

     Exhibit 99.1   Press Release Dated September 25, 2003
                    (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 3, 2003.)

(b)  Reports on Form 8-K

          1. On October 3, 2003 filed a Current Report on Form 8-K, dated September 25, 2003, (a) reporting under Item 5 thereof the completion of an offering of $200 million Senior Notes, and (b) filing under Item 7 thereof the related press release.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CURTISS-WRIGHT CORPORATION
                                                (Registrant)


                                         By: /s/ Glenn E. Tynan
                                             -----------------------------------
                                             Glenn E. Tynan
                                             Vice President Finance / C.F.O.
                                             Dated: November 14, 2003