Form 10-K
period 2003-12-31
CURTISS WRIGHT CORP
filed 2004-03-10
CIK 26324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission File Number 1-134

                           CURTISS-WRIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                    13-0612970
           ---------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    4 Becker Farm Road, Roseland, NJ                       07068
    --------------------------------                       -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (973) 597-4700

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
           Title of each class                          on which registered
           -------------------                          -------------------
Common stock, par value $1 per share                  New York Stock Exchange
Class B common stock, par value $1 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant as of June 30, 2003, was $630.4 million.

The number of shares outstanding of each of the Registrant's classes of Common Stock as of March 3, 2004:

                    Class                                       Number of Shares
--------------------------------------------                    ----------------
Common stock, par value $1 per share                               12,168,282
Class B common stock, par value $1 per share                        8,764,246

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2003, are incorporated by reference into Parts I, II, III, and IV. Portions of the Proxy Statement of the Registrant with respect to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

----------
* All directors and executive officers of the Registrant have been excluded from the amount shown in accordance with the definition of the term "affiliate" in the regulations promulgated pursuant to the Securities Exchange Act of 1934. See material referred to under Item 12, below.

                               INDEX TO FORM 10-K

                                     PART I
           Forward-Looking Information                                                              3
           Introduction                                                                             3
Item 1.    Business                                                                                 4
Item 2.    Properties                                                                              14
Item 3.    Legal Proceedings                                                                       15
Item 4.    Submission of Matters to a Vote of Security Holders                                     15

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters               15
Item 6.    Selected Financial Data                                                                 15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   15
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                              15
Item 8.    Financial Statements and Supplementary Data                                             15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    16
Item 9A.   Controls and Procedures                                                                 16

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                      16
Item 11.   Executive Compensation                                                                  17
Item 12.   Security Ownership of Certain Beneficial Owners and Management                          17
Item 13.   Certain Relationships and Related Transactions                                          17
Item 14.   Principal Accounting Fees and Services                                                  17

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K                         17

           Signatures                                                                              22
           Independent Auditors Report on Financial Statement Schedule                             23
           Report of Independent Auditors on Financial Statement Schedule                          23
           Schedule II - Valuation and Qualifying Accounts                                         24
           Exhibit Index                                                                           25

                           FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain "forward-looking" information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report include, without limitation, those contained in (a) Item 1. Business, (b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and (c) Item 8. Financial Statements and Supplementary Data including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation's successful execution of internal performance plans; performance issues with key suppliers, subcontractors, and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization, and technological difficulties; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; and other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

                                  INTRODUCTION

Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. References in the text to the "Corporation," "Company," "Curtiss-Wright," or the "Registrant" include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Corporation's "Annual Report" are to its 2003 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

                                     PART I

Item 1. Business.

Business Description

Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. The Corporation reports its operations in three segments, motion control, flow control, and metal treatment, as described below. For a summary of the products and services and the major markets by segment, please refer to the information provided under the section "At a Glance" on page 29 of the Registrant's Annual Report, which is incorporated by reference in this Annual Report on Form 10-K.

Flow Control

This segment designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. Military sales, primarily to the U.S. Navy as a subcontractor, comprised 56%, 42%, and 31% of segment sales in 2003, 2002, and 2001, respectively. Flow control products are used by the U.S. Navy, nuclear power plants, the oil and gas industry, and other commercial applications through the various business units discussed below.

In October 2002 the segment acquired the Electro-Mechanical Corporation
("EMD"), located in Cheswick, Pennsylvania. EMD is a world leader in the development, design, manufacturing, and qualification of critical-function, electro-dynamic solutions for the U.S. Navy, including pumps, advanced motors, generators, and secondary propulsors. EMD provides reactor and main coolant pumps, design engineering services, and purification pump motors to the nuclear U.S. Navy. Specific applications include the Los Angeles, Virginia, Trident, Ohio and Seawolf class submarines, and the CVN Aircraft Carrier. In addition, EMD provides ship service generators and secondary propulsion systems to the non-nuclear U.S. Navy, including the Destroyer program. EMD is strengthening its relationship with the Navy by teaming with Northrop Grumman in the design and development of major subsystems for the Navy's Air System Control Electro-Mechanical Aircraft Launch System (EMALS) for installation in its aircraft carrier fleet. Sales of pumps to the U.S. Navy represented 10% and 3% of consolidated revenue in 2003 and 2002, respectively.

Flow Control's Target Rock division located in East Farmingdale, New York, designs, manufactures, refurbishes, and tests highly engineered valves and related actuators and controllers. Target Rock valves are installed on every nuclear submarine and aircraft carrier commissioned by the U.S. Navy and it currently supplies all the relief valves utilized by the Naval Nuclear Propulsion Program. Current applications include the Virginia class submarine and aircraft carriers. Applications include various Navy submarine classes, such as Los Angeles, Trident, and Virginia, as well as Naval Aircraft Carrrier classes including the Nimitz. Target Rock valves are used to control the flow of liquids and gases and to provide safety relief in high-pressure applications. The U.S. Navy utilizes Target Rock valves in its fleet's nuclear propulsion systems. Recently, the segment has focused its attention on non-nuclear U.S. Navy business in an effort to diversify the product offering. Growth in this sector has been generated through sales from aircraft launch shuttles and control valves for aircraft carriers and ball valves for submarines. The Peerless Instrument division, also located in East Farmingdale, New York, designs, develops, manufactures, tests, and services specialized instrumentation and control equipment, which includes plant instrumentation for primary and secondary controls, steam generator control equipment, and valve and heater controls. Sales are made by responding directly to requests for proposals from customers.

The facilities listed above also provide products to the commercial markets, mainly the nuclear power industry. The Target Rock division provides its valves to owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. EMD supplies reactor coolant pumps, seals, motors, and control rod drive mechanisms to similar end users. Over the past few years, all newly built nuclear power plants have been outside the U.S., and segment sales for such plants have been mainly to South Korea and Taiwan. A small investment has been made in South Korea to gain a foothold in the commercial nuclear valve market in Asia.

The segment's Enertech division in Brea, California designs, manufactures, and distributes flow control products for sale into global commercial nuclear power markets. The product lines include snubbers, advanced valves, valve actuators, pumps, and test and diagnostic equipment, as well as related diagnostic services. In addition, this operation provides training, on-site services, staff augmentation, and engineering programs relating to nuclear power plants.

The flow control segment's Farris, Solent & Pratt, DeltaValve, and Tapco divisions operate facilities in the U.S., Canada, and the U.K. that design, engineer, and manufacture spring-loaded and pilot operated pressure-relief valves as well as metal-seated industrial gate, butterfly, and ball valves used in standard and advanced applications including high-cycle, high-pressure, extreme temperature, and corrosive plant environments within the petroleum, petrochemical, chemical, and process industries. Included in these products is the recent commercialization of the DeltaGuard'TM' coke-drum unheading device, which represents a significant advancement in coke-drum unheading technology. This new DeltaGuard'TM' technology is safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application. The flow control segment also provides inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems.

Other products within the flow control segment produced at its Sprague and Enertech divisions include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic and pneumatic valves, air-driven pumps, and gas boosters used in various industrial applications as well as in directional control valves for truck transmissions and car transport carriers. Recently, the EMD division expanded its product offering to include both subsea pumping and hazardous waste pumping systems.

Strong competition in flow control products and services is encountered from a large number of domestic and foreign sources. Competition occurs on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Sales to commercial end users are accomplished by a combination of direct sales employees and manufacturers' representatives located in the segment's primary market areas. This representation provides sales coverage of nuclear power utilities, principal boiler and reactor builders, architectural engineers, and hydrocarbon processing industry and chemical processing industry plants worldwide. For its military contracts, the segment receives requests for quotes from prime contractors as a result of being an approved supplier for Naval Propulsion System Pumps and Valves. Sales engineers support non-nuclear sales activities. The segment uses the direct distribution basis for military and commercial valves and associated spare parts.

Backlog for this segment at December 31, 2003, was $317.8 million, of which 30% will be shipped after one year, compared with $304.3 million at December 31, 2002. Additionally, 34% of this segment's backlog as of December 31, 2003 is comprised of orders with the U.S. Navy through its prime contractor, Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 34%, 30%, and 22% of total segment sales in 2003, 2002, and 2001, respectively, or 16%, 10%, and 6% of the Corporation's consolidated revenue. The loss of this customer would have a material adverse effect on the business of this segment and the Corporation. Additionally, sales to the segment's second largest customer, to which Curtiss-Wright is also a subcontractor for the U.S. Navy, represented 16% in 2003, 7% in 2002, and 0% in 2001 of total segment sales. The loss of this customer would have a material adverse effect on the business of this segment. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities.

Motion Control

This segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical electronic component and control systems, and sensors for the aerospace, defense, and industrial equipment markets. This segment consists of three main operating divisions: mechanical systems, sensors and drives, and electronic systems.

The mechanical systems division's product offering to the aerospace industry consists of electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors, or other devices used on aircraft. Aircraft applications include actuators and electronic control systems and sensors for the Boeing 737, 747, 757, 767, 777, Airbus A320, A330, and A340 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 fighter jet, the F/A-22 Raptor fighter jet, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The motion control segment is also developing flight control actuators for the Engineering and Manufacturing Development phase of Lockheed Martin's F-35 Joint Strike Fighter
(JSF) program. The JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as several foreign governments. The U.S. Air Force's Unmanned Combat Air Vehicle (UCAV) weapons bay door system is another major development effort for the Corporation. The manufacturing of these applications is performed at the Shelby, North Carolina facility.

Revenue from these products accounted for 9%, 14%, and 20% of the Corporation's consolidated revenues in 2003, 2002, and 2001, respectively.

As a related service within the mechanical systems division, Curtiss-Wright also provides commercial airlines, the military, and general aviation customers with component overhaul and repair services. The services provided include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft. The division provides these services from facilities in Gastonia, North Carolina, Miami, Florida, and a marketing and distribution facility in Singapore.

The mechanical systems division primarily markets its aerospace products using a direct sales force. These products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for this division is focused on a short list of players with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, with the prime contractors specializing in integration and final assembly. Price, technical capability, performance, service, and "overall value" are the primary forces of competition with a focus on offering solutions to perform control and actuation functions on a limited number of new production programs. This division's overhaul and repair services are sold in competition with a number of other overhaul and repair providers with a focus on quality, delivery, and price. Marketing for overhaul and repair services is accomplished through independent sales representatives and by direct sales employees.

The sensors and drives division designs, manufactures and distributes electro-mechanical and electro-hydraulic actuation components and systems, including electronic controls designed for the military tracked and wheeled vehicle, high-speed tilting train, and commercial marine propulsion markets. These products, which are designed and manufactured at the division's facility in Switzerland, primarily consist of turret aiming and stabilization and suspension systems for armored military vehicles sold to defense equipment manufacturers, and tilting systems for high-speed train applications. The products are sold using a direct sales force to customers primarily in Western Europe, Southeast Asia, and South Africa.

Additionally, the sensors and drives division develops and manufactures position and fire detection sensors and systems, electronic control hardware, air data computers, joysticks, and other electronics for the military and commercial aerospace and industrial markets through its facilities in the U.K. and the U.S. These products include Linear Variable Displacement Transducers ("LVDTs"), multi-purpose flight recorders, solenoids, potentiometers, joysticks, and faders. This division sells its products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis.

During 2003 the segment added to the sensors and drives division by acquiring the assets of Collins Technologies and acquiring the outstanding stock of Novatronics Inc. and Pickering Controls Inc. These acquisitions expanded the segment's market share of LVDTs, entered the segment into the Rotary Variable Displacement Transducers market, and helped establish the segment's presence for these products in North America.

Competition with the sensor and drives division, especially in the aerospace market, is increasingly being driven by price concerns. The ability to service the customer with superior performance and quality is expected of all vendors, but downward pricing pressure is emerging as a key discriminator.

The electronics division designs, develops, and manufactures mission-critical electronic control systems primarily for defense markets. Mission-critical electronic control products include electronic components and subsystems used in fire control, aiming and stabilization, munitions loading, and environmental processors for military ground vehicles. These products are used on demanding combat platforms including the Bradley fighting vehicle, the Abrams M1A2/A3 tank, and the Brigade Combat Team Interim Armored Vehicle, which is part of the U.S. Army's modernization and transformation efforts. The electronics division also provides the mission management, flight control computers, and the sensor management units used on the U.S. Air Force Global Hawk, a high-altitude and high-endurance unmanned aerial vehicle. This division's products are manufactured at the Vista Controls ("Vista") Littleton, Massachusetts and Santa Clarita, California facilities. Vista sells their products primarily to the prime contractors and subsystem suppliers, both directly and through a network of independent sales representatives.

This segment has a licensing agreement with Viisage Technology, Inc. ("Viisage"), a supplier of facial-recognition technology and identification systems, to market and sell their facial-recognition solutions to all agencies associated with the U.S. Department of Defense. Viisage is a related party of the former owner of Vista. The motion control segment also has a license to manufacture and distribute a Quick Reaction Perimeter Intrusion Detection (QUPID) device, which is a unique volumetric sensor, featuring low power and low cost, and which is easily deployed. It has an extremely low, false alarm rate and is easily integrated with other sensor identification and assessment systems. The product is currently under review by the FCC and NTIA for waiver under Part 15 ultra-wideband radar rules.

During 2003 the motion control segment expanded its electronics division by acquiring the assets of Peritek Corporation and entering into a technology licensing and marketing collaboration agreement with DNA Computing Solutions, thus enhancing its presence in standard, commercially available computing technologies, referred to as commercial-off-the-shelf, or COTS, for graphic board and ruggedized digital signal processing products. Also in 2003 the segment added digital switches, high-speed data streaming interfaces, and other related devices to the defense aerospace product offering through the acquisition of the outstanding shares of Systran Corporation ("Systran"). These devices are utilized in applications such as radar and sonar systems, high-speed video transfer, and other signal intelligence devices.

Competition in the electronic systems division has changed from traditional board competitors to subsystem and system providers selling to prime and second tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery times. Systran competes in the market place by developing customized applications for each of its products, offering broad software driver support, providing special software ports, and offering rugged products, with a lesser focus on price.

On January 31, 2004, the segment acquired the outstanding shares of Dy 4 Systems, Inc. ("Dy 4"). Dy 4 has a significant presence in ruggedized, embedded computing solutions for the defense and aerospace industries. Using COTS products, Dy 4 customizes the products to perform reliably in rugged conditions, such as extreme temperature, terrain and/or speed. Dy 4's product mix includes single board computers, digital signal processing, communications and Input/Output products, and graphics output. The acquisition increases the segment's presence in embedded computing solutions for the military, medical, and industrial controls markets.

Sales by this segment to the Boeing Company in 2003, 2002, and 2001 accounted for 11%, 15%, and 32%, respectively, of total segment revenue, or 4%, 7%, and 13% of the Corporation's consolidated revenue. The loss of the Boeing Company as a customer would have a material adverse effect on the motion control segment. The U.S. Government direct and end use sales of this segment in 2003, 2002, and 2001, accounted for 56%, 49%, and 26%, respectively, of total segment sales. Although the loss of this business would also have a material adverse affect on this segment, no single prime contractor to the U.S. Government through which this segment is a subcontractor provided greater than 10% of the motion control segment revenue during any of the last three years.

Backlog for this segment at December 31, 2003, was $186.3 million, of which 17% will be shipped after one year, compared with $173.2 million at December 31, 2002. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers. However, this segment utilizes sole source suppliers, the failure and/or inability of which to provide product to this segment, could have an adverse impact on the Corporation's financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

This segment provides approximately 50 metal treatment services, with its principal services being shot peening and heat treating. Shot peening is the process by which the durability of metal parts are improved by the bombardment of the part's surface with spherical media such as steel shot or ceramic or glass beads to compress the outer layer of the metal. Revenue of shot peening services in 2003, 2002, and 2001 accounted for 12%, 15%, and 24%, respectively, of the Corporation's consolidated revenues. Heat treating is a metallurgical process of subjecting metal objects to heat and/or cold, or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. These processes are used principally to improve the service life, strength, and durability of metal parts. They are also used to form curvatures in metal panels, which are assembled as wingskins of commercial and military aircraft, and to manufacture reed valves used in compressors. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, and metal working. During 2003 the metal treatment segment increased its share of the shot peening market through the acquisition of selected net assets of Advanced Material Process Corporation ("AMP"). AMP is located in Wayne, Michigan and primarily services the automotive market in the Detroit area.

In April 2003 the segment entered the coatings market with the acquisition of selected assets of E/M Coatings Solutions ("E/M Coatings"). Coatings consist of the application of primarily solid film lubricant coatings, which are designed to enhance the performance of components used in a broad range of products and industries. The method of application is by air spray or by a dipping and spinning process for bulk applications.

In addition to shot peening, heat treating, and coatings, other metal treatment services which are provided on a job shop basis include shot peen forming, laser peening, wet finishing, chemical milling, and reed valve manufacturing. Working in conjunction with Lawrence Livermore National Laboratory, the metal treatment segment has developed an advanced metal surface treatment process utilizing laser technology. The new laser process is being used in production to extend the life of critical turbine engine components. Future applications include additional turbine engine components and potentially wing skin forming, allowing for placement of more extreme aerodynamic curvatures of wing skins of greater thickness. The segment opened a laser peening facility in the U.S. in 2002 and another in the U.K. during 2003.

Through a combination of acquisitions and new plant openings, this segment continues to increase its network of regional facilities. Operations are now conducted from 53 facilities located in the United States, Canada, England, France, Germany, Sweden, and Belgium. The services and products of this segment are marketed directly by employees of the segment. Although numerous companies compete with the segment in this field and many customers have the resources to perform such services themselves, Curtiss-Wright believes that its technical knowledge and quality of workmanship provide a competitive advantage. The segment competes on the basis of quality, service, and price.

The backlog of this segment as of December 31, 2003, was $1.4 million, all of which is expected to be recognized in the first quarter of 2004, compared with $1.0 million as of December 31, 2002. Due to the nature of the metal treatment services provided by this segment, it operates with a very limited backlog of orders and services that are provided primarily on newly manufactured parts. Thus, the backlog of this segment is not indicative of future sales and as a result, the segment's sales and profitability are closely aligned with the general industrial economic conditions and, in particular, the commercial aerospace market.

The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the segment is not materially dependent upon any single source of supply. There are no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. The segment's largest customer accounted for 8%, 5%, and 13% of segment sales during 2003, 2002, and 2001, respectively. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on this segment.

Risk Factors Relating to the Corporation's Business

Listed below are the risk factors of the Corporation's business, as required by rule 503 (c) of Regulation S-K.

Amount and risks of government business

A significant portion of the Corporation's revenues are derived from defense contracts or subcontracts with domestic and foreign government agencies, of which a significant portion is attributed to U.S. Navy procurements. The development and success of the Corporation's business in the future will depend upon the continued willingness of the U.S. Government to commit substantial resources to such defense programs and, in particular, upon continued purchases of the Corporation's products.

The Corporation's business with the U.S. Government is subject to various risks, including termination of contracts at the convenience of the U.S. Government; termination, reduction or modification of contracts or subcontracts in the event of changes in the U.S. Government's requirements or budgetary constraints; shifts in spending priorities; and when the Corporation is a subcontractor, the failure or inability of the prime contractor to perform its prime contract. Certain contract costs and fees are subject to adjustment as a result of audits by government agencies. In addition, all defense businesses are subject to risks associated with the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns.

Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination, other than for a contractor's default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the foreign government.

Reduced spending in defense industry

These reductions may or may not have an effect on the Corporation's programs; however, in the event expenditures for products of the type manufactured by the Corporation are reduced and not offset by greater foreign sales or other new programs or products, there will be a reduction in the volume of contracts or subcontracts awarded to the Corporation. Unless offset, such reductions would adversely affect the Corporation's earnings.

Limited term of contracts

The Corporation's contracts with the U.S. Government or a prime contractor of the U.S. Government ("U.S. Government Contracts") are for varying fixed terms, and there can be no assurance that a renewal or follow-on contract will be awarded to the Corporation by the U.S. Government or the prime contractor upon the expiration of any such contract. The Corporation's U.S. Government Contracts account for a significant portion of the Corporation's revenues. The loss of revenue resulting from the failure to obtain a renewal or follow-on contract with respect to any significant contract or a number of lesser contracts, in either case without the substitution of revenues from the award of new contracts, would have a material adverse effect upon the Corporation's results of operations and financial position. In addition, from time to time the Corporation enters into U.S. Government Contracts with a fully funded backlog, but in which the final price per unit may not be determined until sometime in the future. If the price per unit, which is ultimately determined, is significantly less than anticipated by the Corporation, the net revenues of the Corporation could be adversely affected.

Terror attacks, war, or other disturbances

Continued terrorist attacks, war, or other disturbances could lead to further economic instability and decreases in demand for the Corporation's products, which could have a material adverse effect on its business, financial condition, and results of operations.

The terrorist attacks of September 11, 2001, caused instability in the global financial markets. The disruption of the Corporation's business as a result of the terrorist attacks of September 11 included a decrease in customer demand in the commercial aerospace market for its products and overhaul and repair services. The business activity levels in the third and fourth quarters of 2001 dropped as a result of these attacks, and continued to impact the results of operations in 2002 and 2003. Since the metal treatment segment operates with a limited backlog of unfilled orders, reductions in order activity very quickly reduces sales and profitability of this segment and could adversely affect the revenue of the Corporation. The long-term effects of the September 11 attacks on the Corporation are unknown. These attacks and the U.S. Government's continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the U.S. or elsewhere, which may further contribute to economic instability and could have a material adverse effect on the Corporation's businesses, financial condition, and results of operations.

Reliance on suppliers

The Corporation's manufacturing process for its products often consists of the assembly of purchased components and testing of the product at various stages in the assembly process.

Although materials and purchased components generally are available from a number of different suppliers, several suppliers are the Corporation's sole source of certain components. If a supplier should cease to deliver such components, other sources probably would be available. However, added cost and manufacturing delays might result. The Corporation has not experienced significant production delays attributable to supply shortages.

Acquisitions

The Corporation's growth strategy includes acquisitions. The Corporation's markets primarily include mature industries. As a result, its historical growth has depended, and its future growth is likely to continue to depend in large part on its acquisition strategy and the successful integration of acquired businesses into the Corporation's existing operations. Management intends to continue to seek additional acquisition opportunities both to expand into new markets and to enhance the Corporation's position in existing markets throughout the world. However, the Corporation may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into its existing operations or expand into new markets. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or prove to be beneficial to the Corporation's operations and cash flow.

Competition

The markets served by the Corporation are highly competitive and the competition may have greater resources than the Corporation. This competition could limit the volume of products sold and reduce operating margins.

Many of the Corporation's products are sold in highly competitive markets. Management believes that the principal points of competition in these markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of the distribution organization. Maintaining and improving the Corporation's competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support, and the distribution networks. The Corporation may not have sufficient resources to continue to make such investments or it may not be successful in maintaining its competitive position. The Corporation's competitors may develop products that are superior to its products, may develop methods of more efficiently and effectively providing products and services, or may adapt more quickly than the Corporation to new technologies or evolving customer requirements. Certain of the Corporation's competitors are larger, more diversified corporations and may have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Pricing pressures could also cause the Corporation to adjust the prices of certain of its products to stay competitive. The Corporation may not be able to compete successfully with its existing competitors or with new competitors. Failure to continue competing successfully could adversely affect the Corporation's business, financial condition, and results of operations.

Volatility in foreign currency exchange rates

The Corporation is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Canadian dollar, the British pound, and the euro. Any significant change in the value of the currencies of the countries in which the Corporation does business against the U.S. dollar could have an adverse effect on the Corporation's business, financial condition, and results of operations. Management seeks to minimize the risk from these foreign currency exchange rate fluctuations principally through invoicing the Corporation's customers in the same currency as the source of the products. However, the Corporation's efforts to minimize these risks may not be successful.

Political and economic conditions in foreign countries

During the year ended December 31, 2003, approximately 21% of the Corporation's consolidated revenue was to customers outside of North America. Management expects international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:

     o Possibility of unfavorable circumstances arising from host country laws or regulations;

     o    Partial or total expropriation;

     o Potential negative consequence from changes to significant taxation policies;

     o Changes in tariff and trade barriers and import or export licensing requirements;

     o    Insurrection or war; and

     o Potential negative consequences from the requirements of partial local ownership of operations in certain countries.

The impact on the Corporation if such events occur in the future is uncertain.

The U.S. government's right to use the Corporation's technology

The Corporation seeks to protect the competitive benefits it derives from its patents, proprietary information, and other intellectual property. However, the Corporation does not have the right to prohibit the U.S. government from using certain technologies developed or acquired by it or to prohibit third party companies, including the Corporation's competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that the Corporation has developed under U.S. government contracts. The Corporation is free to commercially exploit those government-funded technologies and may assert its intellectual property rights to seek to block other non-government users thereof, but the Corporation cannot assure that it could successfully do so.

Government regulation could limit the Corporation's ability to sell products outside the United States

The sale of certain of the Corporation's products outside the U.S. is subject to compliance with the U.S. Export Administration Regulations. The Corporation's failure to obtain the requisite licenses, meet registration standards, or comply with other government export regulations, may affect its ability to generate revenues from the sale of its products outside the U.S., which could have a material adverse effect on the Corporation's business, financial condition, and results of operations. Compliance with the government regulations may also subject the Corporation to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect the Corporation's competitive position.

In order to sell its products in European Union countries, the Corporation must satisfy certain technical requirements. If it is unable to comply with those requirements with respect to a significant quantity of its products, the Corporation's sales in Europe could be restricted, which could have a material adverse effect on its business.

Environmental liabilities and litigation

The Corporation is exposed to potential environmental liabilities and litigation. Compliance with environmental regulations could require the Corporation to discharge environmental liabilities, increase the cost of manufacturing its products, or otherwise adversely affect its business, financial condition, and results of operations.

Past and present business operations and the past and present ownership and operations of real property by the Corporation are subject to extensive and changing federal, state, and local environmental laws and regulations, as well as those of other countries, pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including hazardous wastes), or otherwise relating to protection of the environment. In the future, the Corporation may be identified as a potentially responsible party and be subject to liability under applicable law. The Corporation has experienced, and management expects the Corporation to continue to experience, costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up requirements could require the Corporation to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on the Corporation's business, financial condition, and results of operations.

The Corporation uses and generates hazardous substances and wastes in its operations. In addition, many of its current and former properties are or have been used for industrial purposes. Accordingly, the Corporation's management is conducting investigation and remediation activities at several on-site and off-site locations. The Corporation may be subject to potential material liabilities relating to any investigation and clean up of contaminated properties and to claims alleging personal injury. In addition, some of the products the Corporation previously sold contained asbestos components that were acquired from third parties and incorporated into its products. Although the Corporation has never been the subject of an adverse judgment nor settled a claim for more than immaterial amounts, it may be subject to potential liabilities relating to claims alleging personal injury as a result of exposure to such products.

Changes in interest rates

The Corporation's profitability may also be adversely affected during any period of unexpected or rapid increase in interest rates. The Corporation's market risk for a change in interest rates relates primarily to its debt obligations. As a result of the September 25, 2003, Senior Notes issue and two subsequent interest rate swap agreements dated November 10, 2003, the Corporation shifted its interest rate exposure from 100% variable to 46% variable as of December 31, 2003. The net proceeds of the Senior Notes allowed the Corporation to pay down the majority of its outstanding debt under its credit facilities. This blended rate strategy for debt borrowings reduces the uncertainty of shifts in future interest rates. The variable rate on both the revolving credit agreements and the interest rate swap agreements are based on market rates. If interest rates changed by one percentage point, the impact on consolidated interest expense would have been approximately $1 million.

Collective bargaining agreements

Because some of the Corporation's employees are employed under collective bargaining agreements, some of which will expire in the next twelve months, the Corporation may be subject to work stoppages that may adversely affect the Corporation's business.

As of December 31, 2003, 1,019 of the Corporation's 4,655 employees were employed under collective bargaining agreements. Collective bargaining agreements covering approximately 65 of those employees will expire over the next twelve months. Management believes that relations with the Corporation's union employees are generally good, but there is no assurance that the Corporation's operations will not at some point be subject to work stoppages by some of its employees. If such stoppages were to occur, they could have a material adverse effect on the Corporation's financial condition and results of operations.

Attracting and retaining technical personnel

There is a continuing demand for qualified technical personnel, and the Corporation believes that its future growth and success will depend upon its ability to attract, train, and retain such personnel. An inability to maintain a sufficient number of trained personnel could have a material adverse effect on the Corporation's contract performance or on its ability to capitalize on market opportunities.

Indebtedness

The Corporation's debt to capitalization ratios were 32%, 27%, and 6%, as of December 31, 2003, 2002, and 2001, respectively. The Corporation's degree of leverage could:

     o Impair its future ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate or other purposes;

     o    Hinder its ability to adjust rapidly to changing market conditions;
          and

     o Make the Corporation more vulnerable if a downturn in general economic conditions or its business occurs.

In addition, a portion of the Corporation's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness. Management anticipates using approximately $8 million to $10 million of the Corporation's cash flow from operations for interest payments in 2004 on its debt obligations. This use of cash flow reduces the funds available for other purposes, which may adversely affect the continued success of the Corporation's business.

In addition to the Senior Notes described above, the Corporation has two revolving credit facilities in the aggregate of $225.0 million (the "Credit Facilities") with The Bank of Nova Scotia, as administrative agent for the eight lenders, which contains operating and financial restrictions. Under certain circumstances, the restrictions affect the Corporation's ability to incur additional indebtedness. The credit agreement also contains covenants limiting, among other things, fundamental changes, such as certain types of mergers or a sale of substantially all of the Corporation's assets.

OTHER INFORMATION

Government Sales

The Corporation's direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 46%, 41%, and 25% of consolidated revenue during 2003, 2002, and 2001, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price and fixed price-redeterminable. As of December 31, 2003, approximately 6% of the Corporation's backlog was redeterminable, downward and upward, with incentive profit features.

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

Generally, long-term contracts with the U.S. Government require the Corporation to invest in and carry significant levels of inventoriable costs. However, the Corporation utilizes progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under U.S. Government prime contracts or subcontracts, the U.S. government has either title to, or a secured interest in, the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 5, and 6 to the Consolidated Financial Statements, on pages 49, 57, and 57, respectively, of the Registrant's Annual Report, which notes are incorporated by reference in this Annual Report on Form 10-K.) In the case of most motion control and flow control segment products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Research and Development

Research and development expenditures incurred by the Corporation amounted to $22.1 million in 2003 as compared with $11.6 million in 2002 and $4.4 million in 2001. The Corporation owns and is licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. Curtiss-Wright does not consider that the successful conduct of its business or its business segments is materially dependent upon the protection of any one or more of the patents, patent applications, or patent license agreements under which it now operates.

Customer sponsored research and development activity amounted to $31.2 million, $10.3 million, and $2.6 million in 2003, 2002, and 2001, respectively, and were attributed to customers within the flow control and motion control segments.

Environmental Protection

The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in Notes 1.M and 15 to the Consolidated Financial Statements which appear on pages 50 and 64, respectively, of the Registrant's Annual Report, which notes are incorporated by reference in this Annual Report on Form 10-K.

Employees

At the end of 2003 the Corporation had 4,655 employees, 1,019 of which were represented by labor unions and are covered by collective bargaining agreements.

Certain Financial Information

Financial information about the Corporation's segments is presented in Note 18 to the Consolidated Financial Statements, which appears on pages 69 and 70 of the Registrant's Annual Report, which note is incorporated by reference in this Annual Report on Form 10-K. In 2003, 2002, and 2001, foreign operations of the Corporation generated 20%, 23%, and 18%, respectively, of the Corporation's pre-tax earnings. The Corporation does not regard the risks associated with these foreign operations to be materially greater than those applicable to its businesses in the U.S.

Item 2.  Properties.

At December 31, 2003, the Corporation had 94 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, and other facilities and administrative offices. Of these, the Corporation owned 35 locations and leased the remaining 59 facilities.

The principal physical properties of the Corporation and its subsidiaries as of December 31, 2003, are described below:

       Location                   Description                  Segment       Total Sq. Ft. Owned(1)
---------------------------------------------------------------------------------------------------
Cheswick, Pennsylvania   Manufacturing                     Flow Control              630,000

East Farmingdale,        Manufacturing                     Flow Control              215,000
New York(2)

Chester, Wales           Metal Treatment Services - Shot   Metal Treatment           200,000
United Kingdom           Peening

Shelby,                  Manufacturing                     Motion Control            137,000
North Carolina

The aggregate remaining properties leased and owned, by business segment, are as follows:

        Segment                      Description                Total Sq. Ft. Owned(1)    Total Sq. Ft. Leased(1)
-----------------------------------------------------------------------------------------------------------------
Metal Treatment          Metal treatment service and other            777,000                    770,000
                         facilities and administrative offices
Motion Control           Manufacturing, aerospace component           139,000                    492,000
                         overhaul, engineering, and other
                         facilities
Flow Control             Manufacturing, engineering, and              121,000                    193,000
                         other facilities
------------------------------------------------------------------------------------------------------------------

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

The Corporation also leases 18,700 square feet of office space for its corporate headquarters located in Roseland, New Jersey.

None of the properties listed above are individually material to the Corporation's business. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of the Corporation's properties is adequate to meet its anticipated volume for the foreseeable future.

The Registrant currently owns 450,000 square feet of space situated on 39.8 acres of property located in Fairfield, New Jersey (the "Fairfield Property"). The Fairfield Property is currently under a sales contract, which is anticipated to close during 2004. In September 2002 the Corporation sold 7.4 acres of land in Lyndhurst, New Jersey. In January 2002 the Corporation sold 21 acres of land located in Hardwick Township, New Jersey. On December 20, 2001, the Corporation sold its Wood-Ridge Business Complex, which is located in Wood-Ridge, New Jersey, for $51 million. The business complex comprised 2.3 million square feet of rental space situated on 138 acres of land.

Item 3. Legal Proceedings.

In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. The Corporation does not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity And Related Stockholder
Matters.

See the information contained in the Registrant's Annual Report on the inside back cover under the captions "Stock Price Range," "Dividends," and "Stock Exchange Listing," which information is incorporated herein by reference. The approximate total number of record holders of the Common stock, $1.00 par value, and the Class B common stock, $1.00 par value, of the Registrant was 7,737 as of March 3, 2004.

Item 6. Selected Financial Data.

See the information contained in the Registrant's Annual Report on page 30 under the caption "Consolidated Selected Financial Data," which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained in the Registrant's Annual Report on pages 31 through 41, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the information contained in the Registrant's Annual Report on page 42, under the caption "Quantitative and Qualitative Disclosures About Market Risk," which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant's Annual Report, which information is incorporated herein by reference.

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001, page 45.

Consolidated Balance Sheets at December 31, 2003 and 2002, page 46.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001, page 47.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001, page 48.

Notes to Consolidated Financial Statements, pages 49 through 71, inclusive, and Quarterly Results of Operations, page 30.

Independent Auditors' Report as of and for the year ended December 31, 2003, page 44.

Report of Independent Accountants as of December 31, 2002 and for the years ended December 31, 2002 and 2001, page 44.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this Item is included in the Registrant's Form 8-K filed on March 26, 2003, which information is incorporated herein by reference.

Item 9A. Controls And Procedures.

As of December 31, 2003, the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers Of the Registrant.

Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Corporation's 2004 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the names, ages, and principal occupations and employment of all executive officers of the Registrant. The period of service is for at least the past five years and such occupations and employment are with Curtiss-Wright Corporation, except as otherwise indicated:

Name                 Principal Occupation and Employment                            Age
---------------------------------------------------------------------------------------
Martin R.  Benante   Chairman of the Board of Directors and Chief Executive          51
                     Officer since April 2000; formerly President and Chief
                     Operating Officer from April 1999 to April 2000; formerly
                     Vice President of the Corporation from April 1996 to April
                     1999; President of Curtiss-Wright Flow Control Corporation,
                     a wholly-owned subsidiary from March 1995 to April 1999

George J. Yohrling   Executive Vice President since May 2001; President,             63
                     Curtiss-Wright Controls, Inc., a wholly-owned subsidiary,
                     since April 1998; Executive Vice President for Aerospace
                     Operations of Curtiss-Wright Controls, Inc. from April 1997 to April 1998; Senior Vice President from July 1996 to April
                     1997 of Curtiss-Wright Controls, Inc.; Vice President and
                     General Manager of Curtiss-Wright Controls/Shelby, Inc.,
                     then a wholly-owned subsidiary, since 1985.

Edward Bloom         Vice President since June 2002; President of Metal              62
                     Improvement Company, Inc., a wholly-owned subsidiary, since
                     June 2002; formerly Executive Vice President of Metal
                     Improvement Company, Inc. from December 1995 to June 2002

Glenn E. Tynan       Vice President of Finance and Chief Financial Officer since     45
                     June 2002; Controller from June 2000 to May 2002; Vice
                     President and Corporate Controller of the Movado Group from
                     1999 to 2000; Corporate Controller of Dexter Corporation
                     from 1998 to 1999; Vice President Finance and Controller of
                     Lightolier from 1995 to 1998.

Name                 Principal Occupation and Employment                            Age
---------------------------------------------------------------------------------------
Michael J. Denton    Secretary and General Counsel since August 2001; Corporate      48
                     Counsel of Honeywell International, Inc. (previously
                     AlliedSignal Inc.) from 1993 to 2001.

Kevin McClurg        Corporate Controller since September 2002; Assistant            40
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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.

Information required by this Item is contained in Note 14 to the Consolidated Financial Statements, which appears on pages 63 and 64 of Registrant's Annual Report, and in the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the information under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) the information included under the caption "Election of Directors."

Item 13. Certain Relationships and Related Transactions.

Information required by this Item is included under the captions "Executive Compensation" and "Security Ownership and Transactions with Certain Beneficial Owners" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item is included under the caption "Principal Accounting Firm Fees" in the Registrant's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)(1) Financial Statements:

     The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in the Registrant's Annual Report, are incorporated herein by reference in Item 8:

     (i) Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001, page 45.

     (ii) Consolidated Balance Sheets at December 31, 2003 and 2002, page 46.

     (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001, page 47.

     (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001, page 48.

     (v) Notes to Consolidated Financial Statements, pages 49 through 71, inclusive, and Quarterly Results of Operations, page 30.

     (vi) Independent Auditors' Report as of and for the year ended December 31, 2003, page 44.

     (vii) Report of Independent Accountants as of December 31, 2002 and for the years ended December 31, 2002 and 2001, page 44.

(a)(2) Financial Statement Schedule:

     The items listed below are presented herein on pages 24 and 25 of this Form 10-K:

     (i) Independent Auditors' Report on Financial Statement Schedule as of and for the year ended December 31, 2003

     (ii) Report of Independent Auditors on Financial Statement Schedule as of December 31, 2002, and for the years ended December 31, 2002 and 2001

     (iii) Schedule II - Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted, since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3) Other Matters - Subsequent Events

     See the information contained in the Registrant's Annual Report on page 41 under the caption "Recent Development" and on page 71 under the caption "Subsequent Event", which information is incorporated herein by reference.

Exhibits:

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

     (i) Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between the Corporation and Unitrin, Inc. (incorporated by reference to Appendix A to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Corporation dated September 5, 2001).

     (ii) Second Amended and Restated Agreement and Plan of Merger, dated as of August 17, 2001, among the Corporation, Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix B to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Corporation dated September 5, 2001).

     (iii) Asset Purchase and Sale Agreement dated October 25, 2001, between Lau Acquisition Corporation, Lau Defense Systems, LLC, Vista Controls Corporation, and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).

     (iv) Real Estate Sale and Purchase Agreement dated August 2, 2001, between Curtiss-Wright Corporation, Curtiss-Wright Flight Systems, Inc., and Shaw Achas, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed January 4, 2002).

     (v) Addendum to Real Estate Sale and Purchase Agreement dated September 10, 2001, by and between Curtiss-Wright Corporation Curtiss-Wright Flight Systems, Inc., and Shaw Achas, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed January 4, 2002).

     (vi) Share and Asset Purchase Agreement dated February 19, 2002, between Spirent Plc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed April 15, 2002).

     (vii) Asset Purchase Agreement dated October 25, 2002, between Westinghouse Government Services Company LLC and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 12, 2002).

     (viii) Asset Purchase Agreement dated January 31, 2004, between Solectron Corporation and Curtiss-Wright Corporation, filed herewith.

(3)  Articles of Incorporation and By-laws of the Registrant

     (i) Restated Certificate of Incorporation as amended May 23, 2004 (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

     (ii) By-laws as amended through November 29, 2001 (incorporated by reference to Appendix D-1 to Registrant's Proxy Statement on Schedule 14A with respect to the recapitalization of the Corporation dated September 5, 2001).

(4)  Instruments defining the rights of security holders, including indentures

     (i) Agreement to furnish to the Commission upon request, a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

     (ii) Revolving Credit Agreement dated May 13, 2002, between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002).

     (iii) Short-Term Credit Agreement, as amended May 1, 2003, between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002; and Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended
          March 31, 2003).

     (iv) Amended and Restated Rights Agreement, dated as of November 6, 2000, as amended and restated as of November 20, 2001, between the Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K, filed November 20, 2001).

     (v) Amendment to Restated Rights Agreement dated February 1, 2002, naming American Stock Transfer & Trust Company as Rights Agent, (incorporated by reference to Exhibit 4(iv) to the Registrant's Annual Report on Form 10-K, filed March 18, 2002).

(10) Material Contracts:

     (i) Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1989). *

     (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995). *

     (iii) Revised Standard Employment Severance Agreement with Certain Management of Curtiss-Wright (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001). *

     (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997). *

     (v) Restated and Amended Curtiss-Wright Corporation Retirement Plan as amended through February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

     (vi) Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan dated February 28, 2002 (incorporated by reference to Exhibit
          (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

     (vii) Curtiss-Wright Electro-Mechanical Division Pension Plan dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002). *

     (viii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996). *

     (ix) Curtiss-Wright Corporation Executive Deferred Compensation Plan effective November 18, 1997 (incorporated by reference to Exhibit
          (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997). *

     (x) Change In Control Severance Protection Agreement dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001). *

     (xi) Standard Change In Control Severance Protection Agreement dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001). *

     (xii) Trust Agreement dated January 20, 1998, by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998). *

     (xiii) Consulting Agreement dated April 10, 2000, between Registrant and David Lasky (incorporated by reference to Exhibit (10)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000). *

     (xiv) Standard Supplemental Retirement Agreement dated April 27, 1999, between the registrant and certain Officers of the Registrant (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000). *

     (xv) Mutual Separation Agreement dated June 26, 2001, between Brian D. O'Neill and Registrant (incorporated by reference to Exhibit
          (10)(xiv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001). *

     (xvi) Mutual Separation Agreement dated November 12, 2001, between Robert A. Bosi and Registrant (incorporated by reference to
          Exhibit (10)(xv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001). *

     (xvii) Consulting Agreement dated June 18, 2002, between Registrant and Gerald Nachman (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002). *

     (xviii)Curtiss-Wright Electro-Mechanical Division Savings Plan dated
          January 1, 2004, filed herewith. *

     (xix) Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2003). *

(13) Annual Report to Stockholders for the year ended December 31, 2003.

(16) Letter from Deloitte & Touche and PricewaterhouseCoopers LLP, dated March 25, 2003 (incorporated by reference to Registrant's Form 8-K, filed March 26, 2003).

(21) Subsidiaries of the Registrant.

(23) Consents of Experts and Counsel

     (i) Independent Auditors' Consent

     (ii) Consent of Independent Accountants

(31) Rule 13a-14(a)/15d-14(a) Certifications

     (i) Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a-14(a) or Rule 15d - 14(a) under the Securities Exchange Act of 1934, as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (ii) Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a-14(a) or Rule 15d - 14(a) under the Securities Exchange Act of 1934, as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32) Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as added by
     Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

--------------------------------------------------------------------------------
*Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

     (i) On March 26, 2003, the Corporation filed a report on Form 8-K reporting under Item 4 a Change in the Registrant's Certifying Accountants.

     (ii) On September 4, 2003, the Corporation filed a report on Form 8-K under
          Item 9 announcing that management provided an investors presentation at an investor's conference sponsored by Gabelli Asset Management, Inc.

     (iii) On October 3, 2003, the Corporation filed a report on Form 8-K under
          Item 5, announcing the sale of $200 Million in Senior Guaranteed
          Notes.

     (iv) On December 2, 2003, the Corporation filed a report on Form 8-K under
          Item 9 announcing that management provided an investors presentation at an investor's conference sponsored by Jefferies Quarterdeck, LLC.

     (v) On December 8, 2003, the Corporation filed a report on Form 8-K/A under Item 9 amending the management presentation provided by management at the investor's conference sponsored by Jefferies Quarterdeck, LLC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CURTISS-WRIGHT CORPORATION
                                  (Registrant)


Date: March 9, 2004                                By: /s/ Martin R. Benante
                                                   -----------------------------
                                                   Martin R. Benante
                                                   Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 9, 2004                                By: /s/ Glenn E. Tynan
                                                   -----------------------------
                                                   Glenn E. Tynan
                                                   Chief Financial Officer


Date: March 9, 2004                                By: /s/ Kevin McClurg
                                                   -----------------------------
                                                   Kevin McClurg
                                                   Controller


Date: March 9, 2004                                By: /s/ Martin R. Benante
                                                   -----------------------------
                                                   Martin R. Benante
                                                   Director


Date: March 9, 2004                                By: /s/ James B. Busey IV
                                                   -----------------------------
                                                   James B. Busey IV
                                                   Director


Date: March 9, 2004                                By: /s/ S. Marce Fuller
                                                   -----------------------------
                                                   S. Marce Fuller
                                                   Director


Date: March 9, 2004                                By: /s/ David Lasky
                                                   -----------------------------
                                                   David Lasky
                                                   Director


Date: March 9, 2004                                By: /s/ Carl G. Miller
                                                   -----------------------------
                                                   Carl G. Miller
                                                   Director


Date: March 9, 2004                                By: /s/ William B. Mitchell
                                                   -----------------------------
                                                   William B. Mitchell
                                                   Director


Date: March 9, 2004                                By: /s/ John R. Myers
                                                   -----------------------------
                                                   John R. Myers
                                                   Director


Date: March 9, 2004                                By: /s/ William W. Sihler
                                                   -----------------------------
                                                   William W. Sihler
                                                   Director


Date: March 9, 2004                                By: /s/ J. McLain Stewart
                                                   -----------------------------
                                                   J. McLain Stewart
                                                   Director

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Curtiss-Wright Corporation
Roseland, New Jersey

We have audited the consolidated financial statements of Curtiss-Wright Corporation as of December 31, 2003, and for the year then ended, and have issued our report thereon dated February 20, 2004; such report is incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2003. Our audit also included the 2003 consolidated financial statement schedule of Curtiss-Wright Corporation, listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit.
In our opinion, the consolidated financial statement schedule as of and for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements as of and for the year ended December 31, 2003, taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Parsippany, NJ
February 20, 2004

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Curtiss-Wright Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2003, appearing in the 2003 Annual Report to Stockholders of Curtiss-Wright Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule, for the two years ended
December 31, 2002, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 12, 2003

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
              for the years ended December 31, 2003, 2002, and 2001
                                 (In thousands)

                                                                  Additions
                                                         ---------------------------
                                            Balance at   Charged to   Charged to                    Balance at
                                            Beginning    Costs and    Other Accounts   Deductions     End of
Description                                 of Period    Expenses     (Describe)       (Describe)     Period
-----------                                 ----------   ----------   --------------   ----------   ----------
Deducted from assets to which they apply:

Year-ended December 31, 2003
----------------------------
Reserves for inventory obsolescence           $23,548      $2,152        $1,566(A)       $4,988(G)    $22,278
Reserves for doubtful accounts and notes        3,244       1,388           110(B)        1,293(H)      3,449
                                              -------      ------        ------          ------       -------
Total                                         $26,792      $3,540        $1,676          $6,281       $25,727
                                              =======      ======        ======          ======       =======

Year-ended December 31, 2002
----------------------------
Reserves for inventory obsolescence           $14,384      $1,958        $7,818(C)       $  612(G)    $23,548
Reserves for doubtful accounts and notes        2,808         197           546(D)          307(H)      3,244
                                              -------      ------        ------          ------       -------
Total                                         $17,192      $2,155        $8,364          $  919       $26,792
                                              =======      ======        ======          ======       =======

Year-ended December 31, 2001
----------------------------
Reserves for inventory obsolescence           $10,944      $1,857        $1,841(E)       $  258(I)    $14,384
Reserves for doubtful accounts and notes        3,030         882           527(F)        1,631(H)      2,808
                                              -------      ------           ---          ------       -------
Total                                         $13,974      $2,739        $2,368          $1,889       $17,192
                                              =======      ======        ======          ======       =======

Certain prior year information has been reclassified to conform to current presentation

     Notes:

     (A) Includes amounts acquired from the purchase of Systran and Collins and currency translation adjustments.

     (B) Includes amounts acquired from the purchase of Systran, Novatronics, and Collins and currency translation adjustments.

     (C) Includes amounts acquired from the purchase of Electro-Mechanical Division, Penny & Giles and Autronics, finalization of purchase accounting adjustments of Lau Defense Systems and Vista Controls, and currency translation adjustments.

     (D) Relates primarily to amounts acquired from the purchase of Penny & Giles and Autronics.

     (E) Relates primarily to amounts acquired from the purchase of Lau Defense Systems and Vista Controls, Peerless Instrument, and Solent & Pratt.

     (F) Relates primarily to amounts acquired from the purchase of Lau Defense Systems, Peerless Instrument, and Solent & Pratt.

     (G)  Deductions relate to the write-off of obsolete inventory.

     (H) Deductions relate primarily to the write-off of accounts receivable, net of recoveries.

     (I)  Deductions relate primarily to release of reserves no longer required.

(J)  EXHIBIT INDEX

     The following is an index of the exhibits included in this report or incorporated herein by reference.

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

     (i) Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between the Corporation and Unitrin, Inc. (incorporated by reference to Appendix A to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Corporation dated September 5, 2001). #

     (ii) Second Amended and Restated Agreement and Plan of Merger, dated as of August 17, 2001, among the Corporation, Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix B to the Registrant's Proxy Statement Schedule on 14A with respect to the recapitalization of the Corporation dated September 5,
                2001). #

     (iii) Asset Purchase and Sale Agreement dated October 25, 2001, between Lau Acquisition Corporation, Lau Defense Systems, LLC, Vista Controls Corporation, and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001). #

     (iv) Real Estate Sale and Purchase Agreement dated August 2, 2001, between Curtiss-Wright Corporation, Curtiss-Wright Flight Systems, Inc., and Shaw Achas, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed January 4, 2002). #

     (v) Addendum to Real Estate Sale and Purchase Agreement dated September 10, 2001, by and between Curtiss-Wright
                Corporation, Curtiss-Wright Flight Systems, Inc., and Shaw Achas, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed
                January 4, 2002). #

     (vi) Share and Asset Purchase Agreement dated February 19, 2002, between Spirent Plc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed April 15,
                2002). #

     (vii) Asset Purchase Agreement dated October 25, 2002, between Westinghouse Government Services Company LLC and
                Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 12, 2002). #

     (viii) Asset Purchase Agreement dated January 31, 2004, between Solectron Corporation and Curtiss-Wright Corporation, filed herewith.

(3)  Articles of Incorporation and By-laws of the Registrant

     (i) Restated Certificate of Incorporation as amended May 23, 2004 (incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). #

     (ii)       By-laws as amended through November 29, 2001
                (incorporated by reference to Appendix D-1 to Registrant's Proxy Statement on Schedule 14A with respect to the recapitalization of the Corporation dated
                September 5, 2001). #

(4) Instruments defining the rights of security holders, including indentures

     (i) Agreement to furnish to the Commission upon request, a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985). #

     (ii) Revolving Credit Agreement dated May 13, 2002, between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002). #

     (iii) Short-Term Credit Agreement, as amended May 1, 2003, between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein, and The Bank of Nova Scotia (incorporated by reference to Exhibit
                4.2 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002; and Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003). #

     (iv) Amended and Restated Rights Agreement, dated as of November 6, 2000, as amended and restated as of November 20, 2001, between the Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, (incorporated by reference to
                Exhibit 4 to the Registrant's Report on Form 8-K, filed November 20, 2001). #

     (v) Amendment to Restated Rights Agreement dated February 1, 2002, naming American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4(iv) to the Registrant's Annual Report on Form 10-K, filed March 18, 2002). #

(10) Material Contracts:

     (i) Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1989). * #

     (ii) Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 95602114 filed December 15, 1995). * #

     (iii) Revised Standard Employment Severance Agreement with Certain Management of Curtiss-Wright (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001). * #

     (iv) Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997). * #

     (v) Restated and Amended Curtiss-Wright Corporation Retirement Plan as amended through February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001). * #

     (vi) Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan dated February 28, 2002 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                2001). * #

     (vii) Curtiss-Wright Electro-Mechanical Division Pension Plan dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002). * #

     (viii) Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant's Form S-8 Registration Statement No. 96583181, filed June 19, 1996). * #

     (ix)       Curtiss-Wright Corporation Executive Deferred
                Compensation Plan effective November 18, 1997
                (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997). * #

     (x) Change In Control Severance Protection Agreement dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001). * #

     (xi) Standard Change In Control Severance Protection Agreement dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001). * #

     (xii) Trust Agreement dated January 20, 1998, by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998). * #

     (xiii) Consulting Agreement dated April 10, 2000, between Registrant and David Lasky (incorporated by reference to Exhibit (10)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000). * #

     (xiv) Standard Supplemental Retirement Agreement dated April 27, 1999, between the registrant and certain Officers of the Registrant (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000). * #

     (xv) Mutual Separation Agreement dated June 26, 2001, between Brian D. O'Neill and Registrant (incorporated by reference to Exhibit (10)(xiv) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                2001). * #

     (xvi) Mutual Separation Agreement dated November 12, 2001, between Robert A. Bosi and Registrant (incorporated by reference to Exhibit (10)(xv) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                2001). * #

     (xvii)     Consulting Agreement dated June 18, 2002, between
                Registrant and Gerald Nachman (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002). * #

     (xviii) Curtiss-Wright Electro-Mechanical Division Savings Plan dated January 1, 2004, filed herewith. *

     (xix) Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2003). * #

(13) Annual Report to Stockholders for the year ended December 31, 2003.

(16) Letter from Deloitte & Touche and PricewaterhouseCoopers LLP, dated March 25, 2003 (incorporated by reference to Registrant's Form 8-K, filed March 26, 2003).

(21) Subsidiaries of the Registrant.

(23) Consents of Experts and Counsel

     (i)  Independent Auditors' Consent

     (ii) Consent of Independent Accountants

(31) Rule 13a-14(a)/15d-14(a) Certifications

     (i) Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a-14(a) or Rule 15d - 14(a) under the Securities Exchange Act of 1934, as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     (ii) Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a-14(a) or Rule 15d - 14(a) under the Securities Exchange Act of 1934, as added by Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32) Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial xx Officer, Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

--------------------------------------------------------------------------------
*    Management contract or compensatory plan or arrangement.
#    Incorporated by reference as noted.

                         STATEMENT OF DIFFERENCES
                         ------------------------


The section symbol shall be expressed as................................. 'SS'
The trademark symbol shall be expressed as............................... 'TM'