Form 10-Q
period 2004-03-31
CURTISS WRIGHT CORP
filed 2004-05-10
CIK 26324

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

Common Stock, par value $1.00 per share: 12,224,463 shares (as of April 30,
2004). Class B Common Stock, par value $1.00 per share: 8,764,246 shares (as of April 30, 2004).

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                TABLE of CONTENTS

                                                                          PAGE
                                                                        -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

           Consolidated Statements of Earnings                             3

           Consolidated Balance Sheets                                     4

           Consolidated Statements of Cash Flows                           5

           Consolidated Statements of Stockholders' Equity                 6

           Notes to Consolidated Financial Statements                    7 - 19

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             20 - 29

Item 3. Quantitative and Qualitative Disclosures about Market Risk         30

Item 4. Controls and Procedures                                            30

        Forward-Looking Information                                     30 - 31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  31

Item 6. Exhibits and Reports on Form 8-K                                   31

Signature                                                                  32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (In thousands except per share data)

                                                            Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2004       2003
                                                           --------   --------
Net sales                                                  $214,933   $179,933
Cost of sales                                               143,338    120,901
                                                           --------   --------
   Gross profit                                              71,595     59,032

Research and development expenses                             8,212      5,305
Selling expenses                                             12,604      8,968
General and administrative expenses                          25,249     21,414
Environmental remediation and administrative
   expenses                                                     240         --
Pension expense (income), net                                    40       (525)
                                                           --------   --------
   Operating income                                          25,250     23,870

Other expense, net                                             (489)      (242)
Interest expense                                             (2,265)      (851)
                                                           --------   --------

Earnings before income taxes                                 22,496     22,777
Provision for income taxes                                    6,887      8,655
                                                           --------   --------

Net earnings                                               $ 15,609   $ 14,122
                                                           ========   ========

Basic earnings per share                                   $   0.75   $   0.69
                                                           ========   ========
Diluted earnings per share                                 $   0.74   $   0.68
                                                           ========   ========

Dividends per share                                        $   0.09   $   0.08
                                                           ========   ========

Weighted average shares outstanding:
   Basic                                                     20,881     20,564
   Diluted                                                   21,206     20,816

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                             March 31,   December 31,
                                                               2004          2003
                                                            ----------   ------------
Assets
   Current Assets:
      Cash and cash equivalents                             $   33,322     $  98,672
      Receivables, net                                         164,137       143,362
      Inventories, net                                         104,929        97,880
      Deferred tax assets, net                                  24,377        23,630
      Other current assets                                      12,661        10,979
                                                            ----------     ---------
         Total current assets                                  339,426       374,523
                                                            ----------     ---------
   Property, plant and equipment, net                          246,301       238,139
   Prepaid pension costs                                        77,861        77,877
   Goodwill                                                    284,217       220,058
   Other intangible assets, net                                 78,829        48,268
   Other assets                                                 19,431        14,800
                                                            ----------     ---------
         Total Assets                                       $1,046,065     $ 973,665
                                                            ==========     =========

Liabilities
   Current Liabilities:
      Short-term debt                                       $    1,034     $     997
      Dividends payable                                          1,889            --
      Accounts payable                                          45,741        43,776
      Accrued expenses                                          39,966        44,938
      Income taxes payable                                      10,756         6,748
      Other current liabilities                                 35,890        39,424
                                                            ----------     ---------
         Total current liabilities                             135,276       135,883
                                                            ----------     ---------
   Long-term debt                                              276,508       224,151
   Deferred tax liabilities, net                                20,660        21,798
   Accrued pension and other postretirement benefit costs       76,340        75,633
   Long-term portion of environmental reserves                  20,564        21,083
   Other liabilities                                            19,829        16,236
                                                            ----------     ---------
         Total Liabilities                                     549,177       494,784
                                                            ----------     ---------
Stockholders' Equity
   Common stock, $1 par value                                   16,611        16,611
   Class B common stock, $1 par value                            8,765         8,765
   Additional paid-in capital                                   49,698        52,998
   Retained earnings                                           557,390       543,670
   Unearned portion of restricted stock                            (50)          (55)
   Accumulated other comprehensive income                       23,387        22,634
                                                            ----------     ---------
                                                               655,801       644,623
   Less:  Cost of treasury stock                              (158,913)     (165,742)
                                                            ----------     ---------
         Total Stockholders' Equity                            496,888       478,881
                                                            ----------     ---------
         Total Liabilities and Stockholders' Equity         $1,046,065     $ 973,665
                                                            ==========     =========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          2004        2003
                                                                        ---------   --------
Cash flows from operating activities:
   Net earnings                                                         $  15,609   $ 14,122
                                                                        ---------   --------
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                                         9,507      6,820
      Non-cash pension expense (income)                                        40       (525)
      Deferred income taxes                                                (1,694)     2,323
      Changes in operating assets and liabilities, net of
       businesses acquired:
         Increase in receivables                                           (8,249)    (3,561)
         Increase in inventories                                             (882)    (1,121)
         Decrease in progress payments                                     (1,859)    (2,103)
         Decrease in accounts payable and accrued expenses                 (7,469)    (2,683)
         (Decrease) increase in deferred revenue                           (2,900)     1,938
         Increase in income taxes payable                                   4,035      3,675
         (Increase) decrease in other assets                                 (886)     1,300
         Decrease in other liabilities                                       (535)    (2,353)
                                                                        ---------   --------
            Total adjustments                                             (10,892)     3,710
                                                                        ---------   --------
      Net cash provided by operating activities                             4,717     17,832
                                                                        ---------   --------
Cash flows from investing activities:
   Proceeds from sales of non-operating assets                              1,084         --
   Additions to property, plant and equipment                              (6,102)    (9,830)
   Acquisition of new businesses                                         (118,588)   (18,360)
                                                                        ---------   --------
      Net cash used for investing activities                             (123,606)   (28,190)
                                                                        ---------   --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                          90,505     96,537
   Principal payments on debt                                             (40,531)   (92,554)
   Proceeds from exercise of stock options                                  3,521        721
                                                                        ---------   --------
      Net cash provided by financing activities                            53,495      4,704
                                                                        ---------   --------
Effect of foreign currency                                                     44       (344)
                                                                        ---------   --------
Net decrease in cash and cash equivalents                                 (65,350)    (5,998)
Cash and cash equivalents at beginning of period                           98,672     47,717
                                                                        ---------   --------
Cash and cash equivalents at end of period                              $  33,322   $ 41,719
                                                                        =========   ========
Supplemental disclosure of investing activities:
   Fair value of assets acquired in current year acquisitions           $ 123,930   $ 17,894
   Earn-out payments and release of holdback funds on previous years'
      acquisitions                                                          1,396      1,316
   Liabilities assumed in current year acquisitions                        (6,738)      (850)
                                                                        ---------   --------
      Net cash paid for acquisitions                                    $ 118,588   $ 18,360
                                                                        =========   ========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                               Unearned
                                                                              Portion of   Accumulated
                                           Class B   Additional               Restricted      Other
                                  Common    Common     Paid in     Retained      Stock     Comprehensive    Treasury
                                  Stock     Stock      Capital     Earnings     Awards        Income         Stock
                                 -------   -------   ----------   ---------   ----------   -------------   ---------
December 31, 2002                $10,618    $4,382    $ 52,200    $ 508,298      $(60)        $ 6,482      $(170,692)
Net earnings                          --        --          --       52,268        --              --             --
Translation adjustments, net          --        --          --           --        --          16,152             --
Dividends                             --        --          --       (6,520)       --              --             --
Stock options exercised, net          --        --         741           --        --              --          4,812
Other                                 --        --          57           --         5              --            138
Two-for-one common stock split
   effected in the form of a
   100% stock dividend             5,993     4,383          --      (10,376)       --              --             --
                                 -------    ------    --------    ---------      ----         -------      ---------
December 31, 2003                 16,611     8,765      52,998      543,670       (55)         22,634       (165,742)
                                 -------    ------    --------    ---------      ----         -------      ---------
Net earnings                          --        --          --       15,609        --              --             --
Translation adjustments, net          --        --          --           --        --             753             --
Dividends                             --        --          --       (1,889)       --              --             --
Stock options exercised, net          --        --      (3,291)          --        --              --          6,812
Other                                 --        --          (9)          --         5              --             17
                                 -------    ------    --------    ---------      ----         -------      ---------
March 31, 2004                   $16,611    $8,765    $ 49,698    $ 557,390      $(50)        $23,387      $(158,913)
                                 =======    ======    ========    =========      ====         =======      =========

                 See notes to consolidated financial statements

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS of PRESENTATION

     Curtiss-Wright Corporation and its subsidiaries (the "Corporation") is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 26 manufacturing facilities, 54 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

     The unaudited consolidated financial statements include the accounts of Curtiss-Wright Corporation and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated.

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

     The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's 2003 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

     Certain prior year information has been reclassified to conform to current presentation.

     Share and per share amounts have been adjusted to reflect the Corporation's 2-for-1 stock split during 2003.

2.   ACQUISITIONS

     The Corporation acquired two businesses during the three months ended March 31, 2004, as described in more detail below. All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the value of identifiable intangibles with a finite life and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals and the determination of fair value when finalized. The Corporation does not consider the acquisitions made in the first quarter of 2004 to be material, individually or in the

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     aggregate, to its financial position, liquidity, or results of operations, and therefore no pro forma financial statements are provided. The results of each acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

     Motion Control Segment

     Dy 4

     On January 31, 2004, the Corporation acquired the outstanding stock of Dy 4 Systems, Inc. and Dy 4 (US) Inc. (collectively "Dy 4") from Solectron Corporation. The purchase price of the acquisition, subject to customary adjustments as provided in the Stock Purchase Agreement, was $110.0 million in cash. Management funded the purchase price with cash on hand and from the Corporation's revolving credit facilities. The purchase price has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of March 31, 2004, as follows:

     (In  thousands)
     Net working capital                                                $ 10,661
     Property, plant, and equipment                                        7,276
     Intangible assets                                                    29,700
                                                                        --------
     Net tangible and intangible assets                                   47,637
     Purchase price, including capitalized acquisition costs             110,829
                                                                        --------
     Goodwill                                                           $ 63,192
                                                                        ========

     The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

     Dy 4 is considered the market leader in rugged embedded computing solutions for the defense and aerospace industries. Using standard, commercially available computing technologies, referred to as commercial-off-the-shelf or COTS, Dy 4 customizes the products to perform reliably in rugged conditions, such as extreme temperature, terrain and/or speed. Key customers include BAE Systems, DRS, General Dynamics, Northrop Grumman, Lockheed Martin and Raytheon. Based in Ottawa, Canada, Dy 4 has operations in the United States and the United Kingdom. Revenues of the purchased business for the fiscal year ending August 29, 2003 were $72.4 million.

     Metal Treatment Segment

     Evesham

     On February 24, 2004, the Corporation purchased the assets of the E/M Coatings business located in Evesham, United Kingdom ("Evesham") from Morgan Advanced Ceramics, Ltd. The purchase price of the acquisition was 'L'3.4 million ($6.4 million) in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation's revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $2.3 million at March 31, 2004. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     and the final determination of fair value. Revenues of the purchased business were 'L'2.6 million ($4.2 million) for the year ended December 31, 2003.

     Evesham manufactures and applies an extensive range of solid film lubricant
     (SFL) coatings which provide lubrication, corrosion resistance and enhanced engineering performance. Evesham is a sister facility to the six North American E/M Coatings Service facilities that were acquired by Curtiss-Wright in 2003. E/M Coatings constitutes the largest provider of SFL coatings in North America. The coatings are used in a broad range of products and industries whenever conventional wet lubricants provide insufficient protection due to high temperatures, extreme loads, corrosion, wear, chemical corrosion or other adverse operating conditions.

3.   RECEIVABLES

     Receivables at March 31, 2004 and December 31, 2003 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

                                                                (In thousands)
                                                           March 31,   December 31,
                                                              2004         2003
                                                           ---------   ------------
     Billed Receivables:
     Trade and other receivables                           $132,345      $111,068
        Less: Allowance for doubtful accounts                (3,676)       (3,449)
                                                           --------      --------
     Net billed receivables                                 128,669       107,619
                                                           --------      --------
     Unbilled Receivables:
     Recoverable costs and estimated earnings not billed     52,604        56,070
        Less: Progress payments applied                     (17,136)      (20,327)
                                                           --------      --------
     Net unbilled receivables                                35,468        35,743
                                                           --------      --------
     Receivables, net                                      $164,137      $143,362
                                                           ========      ========

     The net receivable balance at March 31, 2004 included $9.1 million related to the Corporation's 2004 acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

4.   INVENTORIES

     In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

                                                                    (In thousands)
                                                               March 31,  December 31,
                                                                 2004        2003
                                                               ---------  ------------
     Raw material                                              $ 41,839    $ 40,624
     Work-in-process                                             33,597      26,409
     Finished goods and component parts                          47,674      46,575
     Inventoried costs related to U.S. Government and other
        long-term contracts                                      21,651      20,544
                                                               --------    --------
     Gross inventories                                          144,761     134,152
     Less: Inventory reserves                                   (24,506)    (22,278)
           Progress payments applied, principally related to
              long-term contracts                               (15,326)    (13,994)
                                                               --------    --------
     Inventories, net                                          $104,929    $ 97,880
                                                               ========    ========

     The net inventory balance at March 31, 2004 included $9.2 million related to the Corporation's 2004 acquisitions.

5.   GOODWILL

     The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

                                                           (In thousands)
                                             Motion     Flow       Metal
                                             Control   Control   Treatment   Consolidated
                                            --------   -------   ---------   ------------
     December 31, 2003                      $110,850   $93,418    $15,790      $220,058
     Goodwill from 2004 acquisitions          63,192        --      2,284        65,476
     Change in previous estimates of fair
        value of net assets acquired            (677)       22       (854)       (1,509)
     Currency translation adjustment             193        97        (98)          192
                                            --------   -------    -------      --------
     March 31, 2004                         $173,558   $93,537    $17,122      $284,217
                                            ========   =======    =======      ========

     The purchase price allocations relating to businesses acquired during the twelve months ended March 31, 2004 are based on estimates and have not yet been finalized.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

6.   OTHER INTANGIBLE ASSETS, net

     Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Intangible assets are amortized over useful lives that range between 1 and 20 years.

     The following tables present the cumulative composition of the Corporation's intangible assets and include $1.0 million of indefinite lived intangible assets within other intangible assets for both periods presented.

                                                       (In thousands)
                                                         Accumulated
     March 31, 2004                           Gross     Amortization      Net
     --------------                          -------   --------------   -------
     Developed technology                    $62,916      $(4,031)      $58,885
     Customer related intangibles             15,729       (1,174)       14,555
     Other intangible assets                   6,758       (1,369)        5,389
                                             -------      -------       -------
     Total                                   $85,403      $(6,574)      $78,829
                                             =======      =======       =======

                                                       (In thousands)
                                                         Accumulated
     December 31, 2003                        Gross     Amortization      Net
     -----------------                       -------   --------------   -------
     Developed technology                    $32,892      $(2,966)      $29,926
     Customer related intangibles             14,469         (863)       13,606
     Other intangible assets                   5,902       (1,166)        4,736
                                             -------      -------       -------
     Total                                   $53,263      $(4,995)      $48,268
                                             =======      =======       =======

     The following table presents the changes in the net balance of other intangibles assets during the three months ended March 31, 2004.

                                                          Customer          Other
                                       Developed           Related        Intangible
            (In thousands)          technology, net   Intangibles, net   Assets, net    Total
                                    ---------------   ----------------   -----------   -------
     December 31, 2003                  $29,926           $13,606          $4,736      $48,268
     Acquired during 2004                29,709                --             928       30,637
     Amortization expense                (1,027)             (311)           (204)      (1,542)
     Change in estimate of fair
        value related to purchase
        price allocations                    --             1,260             (60)       1,200
     Net currency translation
        adjustment                          277                --             (11)         266
                                        -------           -------          ------      -------
     March 31, 2004                     $58,885           $14,555          $5,389      $78,829
                                        =======           =======          ======      =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Total estimated future amortization expense of purchased intangible assets is as follows:

                  (In thousands)
     FY 2005          $ 6,584
     FY 2006            6,544
     FY 2007            6,544
     FY 2008            6,288
     FY 2009            5,035
     Thereafter        47,834

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

                                                                (In thousands)
                                                                 2004     2003
                                                               -------   ------
     Warranty reserves at January 1,                           $10,011   $9,504
     Increase due to acquisitions                                  860       --
     Provision for current year sales                              477      182
     Change in estimates to pre-existing warranties               (144)    (189)
     Current year claims                                          (459)    (384)
     Translation adjustment                                         79       15
                                                               -------   ------
     Warranty reserves at March 31,                            $10,824   $9,128
                                                               =======   ======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

8.   DEBT

     Debt at March 31, 2004 and December 31, 2003 consists of the following:

                                                                                      (In thousands)
                                                                                 March 31,   December 31,
                                                                                    2004         2003
                                                                                 ---------   ------------
     Industrial  Revenue Bonds,  due through 2028.  Weighted  average interest   $ 14,337      $ 14,296
        rate is 1.13% and 1.24% per annum for the three  months  ended  March
        31, 2004 and the year ended December 31, 2003, respectively.
     Revolving Credit Agreement Borrowing, due 2007. Weighted average interest rate is 1.84% and 1.97% per annum for the three  months  ended  March
        31, 2004 and the year ended December 31, 2003, respectively.               51,685         8,868
     Short-Term Credit Agreement Borrowing, due 2005. Weighted average interest rate is 3.93% and 2.27% per annum for the three months ended March 31, 2004 and the year ended December 31, 2003,
        respectively.                                                               7,000            --
     5.13% Senior Notes due 2010                                                   75,754        75,217
     5.74% Senior Notes due 2013                                                  127,772       125,747
     Other debt                                                                       994         1,020
                                                                                 --------      --------
              Total debt                                                          277,542       225,148
     Less: Short-term debt                                                          1,034           997
                                                                                 --------      --------
     Total Long-term debt                                                        $276,508      $224,151
                                                                                 ========      ========

     The debt under the Corporation's revolving credit agreement includes amounts denominated in Swiss francs, which were 11.0 million Swiss francs ($8.7 million) at March 31, 2004 and 11.0 million Swiss francs ($8.9 million) at December 31, 2003.

     The estimated fair values of the Corporation's debt instruments at March 31, 2004 aggregated $282.8 million compared to a carrying value of $277.5 million. The carrying amount of the variable interest rate long-term debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation's fixed rate debt were estimated based on valuations provided by third parties in accordance with their proprietary models.

     The carrying amount of the interest rate swaps reflects their fair value as provided by third parties in accordance with their proprietary models. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     Aggregate maturities of debt for the twelve months ended March 31, are as follows:

                  (In thousands)
                  --------------
     FY 2005         $  1,034
     FY 2006            7,073
     FY 2007               59
     FY 2008           56,745
     FY 2009               63
     Thereafter       209,042
                     --------
     Total           $274,016
                     ========

     Amounts exclude a $3.5 million adjustment to the fair value of long-term debt relating to the Corporation's interest rate swap agreements that will not be settled in cash.

9.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Pension Plans

     The components of net periodic pension cost (benefit) for the three months ended March 31, 2004 and 2003 were:

                                                             (In thousands)
                                              Curtiss-Wright Plans         EMD Plans
                                             ---------------------   ---------------------
                                             March 31,   March 31,   March 31,   March 31,
                                               2004        2003         2004       2003
                                             ---------   ---------   ---------   ---------
     Service cost                             $ 2,318     $ 2,259     $   841     $   648
     Interest cost                              1,954       1,938       1,999       1,959
     Expected return on plan assets            (4,255)     (4,518)     (2,022)     (1,589)
     Amortization of prior service cost            22          20          --          --
     Amortization of net loss (gain)                2        (203)         --          --
     Amortization of transition obligation         (1)         (1)         --          --
     Cost of settlement                            --          15          --          --
                                              -------     -------     -------     -------
     Net periodic benefit cost (income)       $    40     $  (490)    $   818     $ 1,018
                                              =======     =======     =======     =======

     No contributions have been made to the pension plans during the three months ended March 31, 2004. The Corporation anticipates contributing $2.5 million, the estimated minimum required amount, to the EMD pension plan during 2004. No contributions are estimated to be made to the Curtiss-Wright Pension plan due to its funded status.

     Other Postretirement Benefit Plans

     The components of the net postretirement benefit cost for the three months ended March 31, 2004 and 2003 were:

                                                             (In thousands)
                                              Curtiss-Wright Plans         EMD Plans
                                             ---------------------   ---------------------
                                             March 31,   March 31,   March 31,   March 31,
                                               2004        2003         2004       2003
                                             ---------   ---------   ---------   ---------
     Service cost                              $ --        $ --        $219        $176
     Interest cost                                8          10         616         597
     Expected return on plan assets              --          --          --          --
     Amortization of prior service cost          --          --          --          --
     Amortization of net (gain) loss            (15)        (18)         --          --
     Amortization of transition obligation                   --          --          --
                                               ----        ----        ----        ----
     Net periodic benefit (income) cost        $ (7)       $ (8)       $835        $773
                                               ====        ====        ====        ====

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     During the three months ended March 31, 2004, the Corporation has paid zero and $0.8 million on the Curtiss-Wright and EMD post-retirement plans, respectively. During 2004, the Corporation anticipates contributing $0.1 million and $3.3 million to the post-retirement plans, respectively.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")", the Company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued. Any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in this report do not reflect the effects of the Act on the plans. Authoritative guidance is pending and, when issued, could require the Company to change previously reported information.

10.  EARNINGS PER SHARE

     Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
     (In thousands)                                              2004     2003
                                                                ------   ------
     Basic weighted average shares outstanding                  20,881   20,564
     Dilutive effect of stock options and deferred stock
        compensation                                               325      252
                                                                ------   ------
     Diluted weighted average shares outstanding                21,206   20,816
                                                                ======   ======

     There were no antidilutive shares for the three months ended March 31, 2004. For the three months ended March 31, 2003 the antidilutive shares were 162,000.

11.  STOCK COMPENSATION PLANS

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

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, as amended, and has been determined as if the Corporation had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information regarding the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted by plan type is included in the Corporation's 2003 Annual Report on Form 10-K.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

     The Corporation's pro forma results are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
     (In thousands, except per share data)                      2004      2003
                                                              -------   -------
     Net earnings, as reported                                $15,609   $14,122
        Deduct: Total stock-based  employee  compensation
           expense determined under fair value based method
           for all awards,  net of related tax effects           (306)     (178)
                                                              -------   -------
        Pro forma net earnings                                $15,303   $13,944
                                                              =======   =======
     Net earnings per share:
        As reported:
              Basic                                           $  0.75   $  0.69
              Diluted                                         $  0.74   $  0.68
        Pro forma:
              Basic                                           $  0.73   $  0.68
              Diluted                                         $  0.72   $  0.67

12.  ENVIRONMENTAL MATTERS

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

     The Corporation has been named as a potentially responsible party ("PRP"), as have many other corporations and municipalities, in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through settlement discussions and payments from established reserves. Significant sites remaining open at the end of the year are: Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey. The Corporation believes that the outcome for any of these remaining sites will not have a materially adverse effect on the Corporation's results of operations or financial condition.

     In the first quarter of 2004, the Corporation signed a PRP agreement joining a number of other companies to respond to a U.S.E.P.A. Request For Information concerning the Lower Passaic River site. As of March 31, 2004, the Corporation considers itself a nominal participant and the outcome of this matter would not have a materially adverse effect on the Corporation's results of operation or financial condition.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

13.  SEGMENT INFORMATION

     The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

                                                                   (In thousands)
                                                         Three Months Ended March 31, 2004
                                       ---------------------------------------------------------------------
                                         Flow     Motion     Metal      Segment    Corporate    Consolidated
                                       Control   Control   Treatment    Totals    & Other (1)      Totals
                                       -------   -------   ---------   --------   -----------   ------------
     Revenue from external customers   $89,395   $83,344    $42,194    $214,933      $  --        $214,933
     Intersegment revenues                  --        --        184         184       (184)             --
     Operating income                   10,431     8,289      6,577      25,297        (47)         25,250

(1) Corporate and Other includes pension income/expense, which has been reclassified from prior year presentation.

                                                                   (In thousands)
                                                         Three Months Ended March 31, 2003
                                       ---------------------------------------------------------------------
                                         Flow     Motion     Metal      Segment    Corporate    Consolidated
                                       Control   Control   Treatment    Totals    & Other (1)      Totals
                                       -------   -------   ---------   --------   -----------   ------------
     Revenue from external customers   $93,341   $57,040    $29,552    $179,933      $  --        $179,933
     Intersegment revenues                  --        --        132         132       (132)             --
     Operating income                   14,318     5,090      3,751      23,159        711          23,870

(1) Corporate and Other includes pension income/expense, which has been reclassified from prior year presentation.

                                                                   (In thousands)
                                                                 Identifiable Assets
                                       ---------------------------------------------------------------------
                                         Flow      Motion      Metal      Segment   Corporate   Consolidated
                                        Control    Control   Treatment    Totals     & Other       Totals
                                       --------   --------   ---------   --------   ---------   ------------
     March 31, 2004                    $336,536   $437,347    $180,297   $954,180    $ 91,885    $1,046,065
     December 31, 2003                  323,689    317,631     170,547    811,867     161,798       973,665

     Reconciliation:

                                                                (In thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2004      2003
                                                              -------   -------
     Total segment operating income                           $25,297   $23,159
     Corporate and other, excluding pension
        (expense) income                                           (7)      186
     Pension (expense) income, net                                (40)      525
                                                              -------   -------
     Operating income                                          25,250    23,870
     Other expense, net                                          (489)     (242)
     Interest expense                                          (2,265)     (851)
                                                              -------   -------
     Earnings before income taxes                             $22,496   $22,777
                                                              =======   =======

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

14.  COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2004 and 2003 are as follows:

                                                                (In thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2004      2003
                                                              -------   -------
     Net earnings                                             $15,609   $14,122
     Equity adjustment from foreign currency translations         753       229
                                                              -------   -------
     Total comprehensive income                               $16,362   $14,351
                                                              =======   =======

     The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation's non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

15.  CONTINGENCIES AND COMMITMENTS

     The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG ("UBS") for a credit facility in the amount of 6.0 million Swiss francs ($4.7 million) for the issue of performance guarantees related to long-term contracts. The Corporation received prepayments on these contracts, which are being used as collateral against the credit facility. The customers can draw down on the line of credit for nonperformance up to the amount of pledged collateral, which is released from restriction over time as the Corporation meets its obligations under the long-term contracts. Under the terms of this credit facility agreement, the Corporation is not permitted to borrow against the line of credit. The Corporation is charged a commitment fee on the outstanding balance of the collateralized cash. As of March 31, 2004, the amount of restricted cash under this facility was $1.3 million, all of which is expected to be released from restriction within one year.

     The Corporation's, through its EMD subsidiary, has several NRC licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $2.8 million.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)

16.  SUBSEQUENT EVENTS

     Everlube Products

     On April 2, 2004, the Corporation purchased selected assets of Morgan Advanced Ceramics, Inc. engaged in the business of developing and producing engineered coatings including solid film lubricants ("Everlube Products"). The purchase price of the acquisition, subject to adjustment as provided in the Asset Purchase Agreement, was $4.4 million in cash and the assumption of certain liabilities. The purchase price was funded from the Corporation's revolving credit facilities.

     Everlube Products is a manufacturer of solid film lubricant (SFL) and other specialty engineered coatings with more than 180 formulations available. Everlube Products' engineered coatings improve the functional performance of metal components in lubrication, temperature and corrosion resistance. The coatings are developed for use in high performance, niche applications and are generally either "approved for use" or "specified" after extensive testing and evaluation by a customer. The company is located in Peachtree, GA and had 2003 sales of $2.9 million.

     Debt

     On May 7, 2004, the Corporation entered into an agreement to extend the expiration of the Short-Term Credit Agreement from May 7, 2004 to August 5, 2004. Any amounts owed under the agreement at the time of expiration are due one year from the expiration date.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                               PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS

COMPANY ORGANIZATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and electronic controls and sensors for the aerospace, defense, and general industrial markets. Metal Treatment provides a variety of metallurgical services, principally "shot peening", "heat treating", and coatings for various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

RESULTS of OPERATIONS

Sales for the first quarter of 2004 totaled $214.9 million, an increase of 19% from sales of $179.9 million for the first quarter of 2003. New orders received for the current quarter of $235.4 million were up 14% over the orders of $206.0 million for the first quarter of 2003. Acquisitions made in 2003 and 2004 contributed $32.3 million in incremental new orders received in the first quarter of 2004. Backlog increased 10% to $558.0 million at March 31, 2004 from $505.5 million at December 31, 2003. Acquisitions made during 2004 represented $26.7 million of the backlog at March 31, 2004. Approximately 70% of our backlog is from military business.

Sales for the first quarter of 2004 as compared to the same period last year benefited from the acquisitions completed in 2003 and the first quarter of 2004, which contributed $29.6 million in incremental sales (or 84% of the overall increase) in the first quarter of 2004. The majority of these incremental sales came from the 6 acquisitions made within our Motion Control segment. The sales for the first quarter of 2004 also benefited from organic growth of 4%, led by the Metal Treatment and Motion Control segments, which grew organically 17% and 10% over the comparable prior year period, respectively. Sales within our Flow Control segment decreased 4% for the first quarter of 2004 mainly due to the shipment of two large projects completed in the first quarter of 2003 that did not reoccur in 2004. These projects generated approximately $14 million in sales for the first quarter of 2003.

Higher sales from our military aerospace and domestic ground defense businesses, an increase of $4.6 million, higher sales of flow control products to the nuclear and non-nuclear navy markets, an increase of $6.5 million and the commercial power generation market, an increase of $2.6 million, and higher sales from our laser peening and global shot peening services, an increase of $3.0 million, all contributed to the organic growth in the quarter as compared to the prior year period. Foreign exchange translation also had a favorable impact on sales for the first quarter of 2004, contributing $4.8 million to the sales increase from the prior year period.

Operating income for the first quarter of 2004 totaled $25.3 million, an increase of 6% from operating income of $23.9 million for the same period last year. The increase is primarily attributable to the contributions of acquisitions completed in 2003 and the first quarter of 2004, which amounted to $2.3 million in incremental operating income. Operating income from our base businesses decreased 3% over the same period last year. The lower organic operating income within our Flow Control segment was mainly due to the completion of two large projects in the first quarter of 2003 that did not reoccur in 2004. This decline was offset by operating

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

margin improvements within our Metal Treatment and Motion Control segments, where operating income grew organically 51% and 39%, respectively. Operating margins from the segments increased in the first quarter of 2004 as compared to the same period last year mainly due to higher volume and favorable sales mix. The pension income for the first quarter of 2004 decreased $0.6 million due to additional service cost resulting from the acquisitions and slightly lower investment returns. Foreign exchange translation had a favorable impact of $1.0 million on operating income for the first quarter of 2004, as compared to the prior year period.

Net earnings for the first quarter of 2004 totaled $15.6 million, or $0.74 per diluted share, which represents an increase of 11% over the net earnings for the first quarter of 2003 of $14.1 million, or $0.68 per diluted share (adjusted for the December 2003 2-for-1 stock split). Higher segment operating income in the first quarter of 2004 more than offset the decrease in the Corporation's pension income and higher interest expense as compared to the first quarter of 2003. The net earnings for the first quarter of 2004 included a one-time tax benefit of $1.5 million resulting from a change in legal structure of one of our subsidiaries.

Segment Operating Performance:

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                                            %
                                                     2004       2003     Change
                                                   --------   --------   ------
Sales:
Flow Control                                       $ 89,395   $ 93,341     -4.2%
Motion Control                                       83,344     57,040     46.1%
Metal Treatment                                      42,194     29,552     42.8%
                                                   --------   --------   ------
Total Sales                                        $214,933   $179,933     19.5%

Operating Income:
Flow Control                                       $ 10,431   $ 14,318    -27.1%
Motion Control                                        8,289      5,090     62.8%
Metal Treatment                                       6,577      3,751     75.3%
                                                   --------   --------   ------
Total Segments                                       25,297     23,159      9.2%
Pension Income                                          (40)       525   -107.6%
Corporate & Other                                        (7)       186   -103.8%
                                                   --------   --------   ------

                                                   --------   --------   ------
Total Operating Income                             $ 25,250   $ 23,870      5.8%
                                                   ========   ========   ======

Operating Margins:
Flow Control                                           11.7%      15.3%
Motion Control                                          9.9%       8.9%
Metal Treatment                                        15.6%      12.7%
Total Curtiss-Wright                                   11.7%      13.3%

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Flow Control

The Corporation's Flow Control segment posted sales of $89.4 million for the first quarter of 2004, a decrease of 4% from $93.3 million in the first quarter of 2003. Lower overall sales were mainly due to the completion of two large projects in 2003, which did not reoccur in 2004. These projects generated approximately $14 million in sales for the first quarter of 2003. The loss of sales from these two large projects was partially offset by a 12% increase in sales for the segment's remaining businesses over the comparable prior year period. Higher sales resulting from new orders of flow control and electronic products to the nuclear and non-nuclear naval markets, higher sales to the commercial power generation market due to expedited customer orders, and higher sales of our coke de-heading valve to the oil and gas industry, partially offset the decrease in sales resulting from the aforementioned projects. In addition, foreign currency translation favorably impacted sales for the first quarter of 2004 by $0.8 million, as compared to the prior year period.

Operating income for the first quarter of 2004 was $10.4 million, a decrease of 27% as compared to $14.3 million for the same period last year. The reduction in operating income was mainly due to the profit impact related to the two large higher margin contracts in the first quarter of 2003 that did not reoccur in 2004. The loss in operating income from these two large projects was partially offset by a 6% increase in operating income for this segment's remaining businesses over the comparable prior year period. Higher volume for our commercial power generation products and higher volume and favorable sales mix for the non-nuclear naval and oil and gas products, were partially offset by less favorable sales mix of electronic components and lower margin on certain valve orders for the nuclear navy. The business segment also slightly benefited from favorable foreign currency translation in the first quarter of 2004, as compared to the first quarter of 2003.

New orders received for the Flow Control segment totaled $115.1 million in the first quarter of 2004 representing a decrease of 7% from the same period in 2003. The decrease is primarily due to the timing of orders. Backlog increased 8% to $343.7 million at March 31, 2004 from $317.8 million at December 31, 2003.

Motion Control

Sales for the Corporation's Motion Control segment improved 46% to $83.3 million in the first quarter of 2004 from $57.0 million in the first quarter of 2003, primarily due to the contribution of the acquisitions of Dy 4 Systems Inc. in January 2004, and Novatronics, Pickering, and Systran in December 2003, which contributed $21.7 million in incremental sales (or 82% of the overall increase) for the first quarter of 2004. Organic sales growth was 10% in the first quarter of 2004. This organic growth was mainly due to an increase in sales of military aerospace products, primarily F-16 spare parts (new orders), F/A-22 production (additional ship sets), additional orders of electronic components for the Global Hawk program, and higher Joint Strike Fighter development revenue, which began development in the second quarter of 2003. In addition, slightly higher domestic ground defense sales and European sensor and drive sales contributed to the organic growth. These higher sales were partially offset by lower European ground defense sales resulting from expedited deliveries in 2003 and lower sales associated with the overhaul and repair services provided to the global airline industry. Foreign

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

currency translation favorably impacted sales for the first quarter of 2004 by $2.1 million, as compared to the prior year period.

Operating income for the first quarter of 2004 was $8.3 million, an increase of 63% from the same period last year of $5.1 million. The improvement was driven by higher volume as mentioned above, favorable sales mix on military programs, and implemented cost control initiatives. These improvements were partially offset by lower margins at our European ground defense business. Additionally, the operating margins for the overhaul and repair business improved slightly over the comparable prior year period mainly as a result of implemented cost control initiatives. The business segment also benefited from favorable foreign currency translation in the first quarter of 2004, as compared to the first quarter of 2003.

New orders received for the Motion Control segment totaled $77.6 million in the first quarter of 2004, an increase of 50% from the same period in 2003. Acquisitions made in 2003 and 2004 contributed $25.0 million in incremental new orders received in the first quarter of 2004. Backlog increased 14% to $212.4 million at March 31, 2004 from $186.3 million at December 31, 2003. Acquisitions made during 2004 represented $26.7 million of the backlog at March 31, 2004.

Metal Treatment

Sales for the Corporation's Metal Treatment segment totaled $42.2 million for the first quarter of 2004, up 43% when compared with $29.6 million in the first quarter of 2003. Approximately two thirds of the improvement was due to contributions from 2003 and 2004 acquisitions, which contributed $7.9 million of incremental sales in the first quarter of 2004. The main contributor to this increase was our EM Coatings business, which was acquired on April 2, 2003. In addition, organic sales growth was 17% in the first quarter of 2004. The improvement was due to strong sales growth from our new laser peening technology as well as solid growth in our core shot peening services in North America due to new programs and additional customer orders. Sales from the heat treating division were up slightly over the prior year period. In addition, foreign currency translation favorably impacted sales for the first quarter of 2004 by $2.0 million, as compared to the prior year period.

Operating income for the first quarter of 2004 increased 75% to $6.6 million from $3.8 million for the same period last year. Overall margin improvement was due to higher sales volume, favorable sales mix in our shot peening units (laser peening), and implemented cost reduction initiatives. The margins were down slightly in the heat treating division due to higher energy costs. The business segment also benefited from favorable foreign currency translation in the first quarter of 2004, as compared to the first quarter of 2003.

New orders received for the Metal Treatment segment totaled $42.9 million in the first quarter of 2004, an increase of 43% from the same period in 2003. Acquisitions made in 2003 and 2004 contributed $7.3 million in incremental new orders received in the first quarter of 2004. Backlog increased 33% to $1.9 million at March 31, 2004 from $1.4 million at December 31, 2003.

Non-Operating Revenues/Expense

For the first quarter of 2004, the Corporation recorded other non-operating net expenses (excluding interest expense) totaling $0.5 million, compared with $0.2 million for the first quarter of 2003. The increase in interest expense of $1.4 million for the first quarter of 2004 was due to higher debt levels associated with the funding of our acquisitions.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation derives the majority of its operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor, and is therefore subject to market fluctuations and conditions. A substantial portion of the Corporation's business is in the defense sector, which is characterized by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestones) that provide the Corporation with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

The Corporation's working capital was $204.1 million at March 31, 2004, a decrease of $34.5 million from the working capital at December 31, 2003 of $238.6 million. The ratio of current assets to current liabilities was 2.5 to 1 at March 31, 2004 versus 2.8 to 1 at December 31, 2003.

Cash and cash equivalents totaled $33.3 million in the aggregate at March 31, 2004, down from $98.7 million at December 31, 2003. The decrease is due to the use of available cash to fund the acquisition of Dy 4 Systems Inc. on January 31, 2004. Days sales outstanding at March 31, 2004 was 54 days as compared to 56 days at December 31, 2003. Inventory turns were 5.7 for the three months ended March 31, 2004 as compared to 5.5 at December 31, 2003.

Excluding cash, working capital increased $30.9 million from December 31, 2003, partially due to the acquisitions made in the first quarter of 2004. In addition to the impact of these acquisitions, working capital changes were highlighted by an increase in accounts receivable due to the timing of sales, a decrease in accounts payable and accrued expenses due to the payment of interest and the payment of material procured in late 2003, and a decrease in deferred revenue due to a reduction in those contracts whose billings were in excess of incurred costs.

Investing Activities

The Corporation acquired two businesses in the first quarter of 2004. A combination of cash resources and funds available under the Corporation's credit agreements were utilized for the funding of these acquisitions, which totaled $117.2 million. As indicated in Note 2 to the Consolidated Financial Statements, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first quarter of 2004, the Corporation made approximately $1.4 million in earn-out payments.

Capital expenditures were $6.1 million in the first quarter of 2004. Internally available funds were adequate to meet the capital expenditures. Principal expenditures included new and replacement machinery and equipment within the business segments and for the expansion of new product lines. The Corporation is expected to make additional capital expenditures of approximately $35 million during the remainder of 2004 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Financing Activities

At March 31, 2004, the Corporation had two credit agreements aggregating $225.0 million with a group of eight banks. The Revolving Credit Agreement offers a maximum of $135.0 million over five years to the Corporation for cash borrowings and letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings up to $90.0 million. The Short-Term Credit Agreement expired May 7, 2004, and has been extended for 90 days to August 5, 2004, while the Corporation considers consolidation of its credit facility. Any amounts owed under the Short-Term Credit Agreement at the time of expiration mature one year from the expiration date. Borrowings under these agreements bear interest at a floating rate based on market conditions. In addition, the Corporation's interest rate and level of facility fees are dependent on maintenance of certain financial ratios, as defined in the agreements. The Corporation is subject to annual facility fees on the commitments under the Revolving Credit Agreement and Short-Term Credit Agreement. The Corporation is required under these agreements to maintain certain financial ratios and meet certain other financial tests, of which the Corporation is in compliance at March 31, 2004. Cash borrowings (excluding letters of credit) under the two credit agreements at March 31, 2004 were $58.7 million as compared to $8.9 million at December 31, 2003. The unused credit available under these agreements at March 31, 2004 was $150.0 million.

On September 25, 2003 the Corporation issued $200.0 million of Senior Notes (the "Notes"). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation's existing senior indebtedness. The Corporation, at its option, can prepay at any time, all or from time to time any part of, the Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests, of which the Corporation is in compliance at March 31, 2004.

On November 6, 2003 the Corporation entered into two interest rate swap agreements with notional amounts of $20 million and $60 million to effectively convert the fixed interest rates on the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. In the short-term, the swaps are expected to provide the Corporation with a lower level of interest expense related to the Notes.

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.3 million at March 31, 2004 and December 31, 2003. The loans outstanding under the Senior Notes, Interest Rate Swaps, Revolving Credit Agreements, and Industrial Revenue Bonds had variable interest rates averaging 3.8% during the first quarter of 2004; 2003 loans outstanding under the Revolving Credit Agreements and Industrial Revenue Bonds had variable interest rates averaging 2.1% for the first quarter of 2003.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Undistributed earnings from certain of the Corporation's foreign subsidiaries are considered to be permanently reinvested.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations:

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

For certain contracts in our Flow Control and Motion Control segments that require performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method of accounting is used primarily for the Corporation's defense contracts and certain long-term commercial contracts. This method recognizes revenue and profit as the contracts progress towards completion. For certain contracts that contain a significant number of performance milestones, as defined by the customer, sales are recorded based upon achievement of these performance milestones. The performance milestone method is an output measure of progress towards completion made in terms of results achieved. For certain fixed price contracts, where none or a limited number of milestones exist, the cost-to-cost method is used, which is an input measure of progress towards completion. Under the cost-to-cost input method, sales and profits are recorded based on the ratio of costs incurred to an estimate of total costs at completion.

Application of percentage-of-completion methods of revenue recognition requires the use of reasonable and dependable estimates of the future material, labor, and overhead costs that will be incurred. The percentage-of-completion method of accounting for long-term contracts requires a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon the industry knowledge and experience of the Corporation's engineers, project managers, and financial staff. These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on operating performance. Adjustments to original estimates for contract revenue, estimated costs at completion, and the estimated total profit are often required

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

as work progresses throughout the contract and as experience and more information is obtained, even though the scope of work under the contract may not change. These changes are recorded on a cumulative retroactive basis in the period they are determined to be necessary.

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

Inventory: Inventory costs include materials, direct labor, and manufacturing overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. The Corporation estimates the net realizable value of its inventories and establishes reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. We continually evaluate the adequacy of the inventory reserves by reviewing historical scrap rates, on-hand quantities, as compared with historical and projected usage levels and other anticipated contractual requirements. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.

The Corporation purchases materials for the manufacture of components for sale. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected price, future estimated availability, existing and projected contracts to produce certain items, and the estimated needs for its businesses.

For certain of its long-term contracts, the Corporation utilizes progress billings, which represent amounts billed to customers prior to the delivery of goods and services and are recorded as a reduction to inventory and receivables. Progress billings are generally based on costs incurred, including direct costs, overhead, and general and administrative costs.

Pension and other postretirement benefits: The Corporation, in consultation with its actuaries, determines the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the number of employees who will receive benefits along with the tenure and salary level of those employees, the expected return on plan assets, the discount rates used on plan obligations, and the trends in health care costs. Changes in these assumptions in future years will have an effect on the Corporation's pension and postretirement costs and associated pension and postretirement assets and liabilities.

The discount rates and compensation rates increases used to determine the benefit obligations of the plans as of December 31, 2003 and the annual periodic costs for 2004 were lowered in 2003 to better reflect current economic conditions. The reduction in the discount rates increased the benefit obligation on the plans. A corresponding decrease in future compensation costs, which occurred due to the impact of lower inflationary effects, had an offsetting decrease to the benefit obligation. The change in these two assumptions were based upon current and future economic indicators.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five- year period, which effectively averages the volatility associated with the actual performance of the plan's assets from year to year. Although over the last ten years the market related value of assets had an average annual yield of 11.6%, the actual returns averaged 8.5% during the same period. The Corporation has consistently used the 8.5% rate as a long-term overall average return. Given the uncertainties of the current economic and geopolitical landscapes, we consider the 8.5% to be a reasonable assumption of the future long-term investment returns.

The long-term medical trend assumptions starts with a current rate that is in line with expectations for the near future, and then grade the rates down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. Any change in the expectation of these rates to return to a normal level will have an impact on the Corporation.

See Note 9 to the Corporation's Consolidated Financial Statements in Item 1 of this quarterly report for further information on the Corporation's pension and postretirement plans, including an estimate of future cash contributions.

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

Goodwill: The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation's cost of capital in discounting the projected future cash flows. The Corporation utilizes an independent third party

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION and ANALYSIS of
            FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

cost of capital analysis in determination of its estimates. If it has been determined that an impairment has occurred, the Corporation may be required to recognize an impairment of its asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Other intangible assets: Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Intangible assets are recorded at their fair values as determined through purchase accounting and are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years. The Corporation reviews the recoverability of intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. Any impairment would be recorded in the reporting period in which it has been identified.

Recent Developments

Please refer to Note 16 of the Corporation's Consolidated Financial Statements in Part 1, Item 1 of this quarterly report.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's market risk during the three months ended March 31, 2004. Information regarding market risk and market risk management policies is more fully described in item "7A. Quantitative and Qualitative Disclosures about Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2004, the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation's disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

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

Curtiss-Wright Corporation or its subsidiaries have been named in approximately 90 lawsuits that allege injury from exposure to asbestos. To date, Curtiss-Wright has secured its dismissal without prejudice in approximately 15 lawsuits, and is currently in discussions for similar dismissal in several others, and has not been found liable or paid any sum of money in settlement in any case. Curtiss-Wright believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. Curtiss-Wright does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)  Exhibits

     Exhibit 2.1 Asset Purchase Agreement dated January 31, 2004 between Solectron Corporation and Curtiss-Wright
                    Corporation, (incorporated by reference to Exhibit
                    (10)(xviii) in the Company's Annual Report on Form 10-K for Fiscal Year Ended December 31, 2003)

     Exhibit 10.1   Curtiss-Wright Electro-Mechanical Division Savings
                    Plan dated January 1, 2004 (incorporated by reference to
                    Exhibit (2)(vii) in the Company's Annual Report on Form
                    10-K for Fiscal Year Ended December 31, 2003)

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

(b)  Reports on Form 8-K

          On February 6, 2004, the Company filed a report on Form 8-K under Item 9 announcing that management provided an investors presentation at an investor's conference sponsored by Gabelli Asset Management, Inc.

                   CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CURTISS-WRIGHT CORPORATION
                                               (Registrant)


                                        By: /s/ Glenn E. Tynan
                                            ------------------------------------
                                            Glenn E. Tynan
                                            Vice President Finance / C.F.O.
                                            Dated: May 10, 2004

                          STATEMENT OF DIFFERENCES

 The British pound sterling sign shall be expressed as ......................'L'