Form 10-Q
period 2004-06-30
CURTISS WRIGHT CORP
filed 2004-08-06
CIK 26324

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File Number 1-134

CURTISS-WRIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-0612970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4 Becker Farm Road Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

(973) 597-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒          No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒          No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 12,604,573 shares (as of July 31, 2004).

Class B Common Stock, par value $1.00 per share: 8,764,246 shares (as of July 31, 2004).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$222,428	$182,857	$437,361	$362,790
Cost of sales	146,406	126,175	289,744	247,076
Gross profit	76,022	56,682	147,617	115,714

Research and development expenses	7,754	5,772	15,966	11,077
Selling expenses	14,743	10,307	27,347	19,275
General and administrative expenses	27,789	23,166	53,038	44,580
Environmental remediation and administrative expenses	51	—	291	—
Pension expense (income), net	42	(528)	82	(1,053)
Operating income	25,643	17,965	50,893	41,835

Other income (expense), net	293	515	(196)	273
Interest expense	(3,018)	(942)	(5,283)	(1,793)

Earnings before income taxes	22,918	17,538	45,414	40,315
Provision for income taxes	8,594	6,665	15,481	15,320

Net earnings	$14,324	$10,873	$29,933	$24,995

Basic earnings per share	$0.68	$0.53	$1.42	$1.21
Diluted earnings per share	$0.67	$0.52	$1.40	$1.20

Dividends per share	$0.09	$0.08	$0.18	$0.15

Weighted average shares outstanding:
Basic	21,136	20,602	21,013	20,584
Diluted	21,460	20,862	21,330	20,834

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$36,830	$98,672
Receivables, net	174,538	143,362
Inventories, net	114,769	97,880
Deferred tax assets, net	24,269	23,630
Other current assets	13,660	10,979
Total current assets	364,066	374,523
Property, plant and equipment, net	248,496	238,139
Prepaid pension costs	77,845	77,877
Goodwill	316,114	220,058
Other intangible assets, net	95,010	48,268
Other assets	15,956	14,800
Total Assets	$1,117,487	$973,665

Liabilities
Current Liabilities:
Short-term debt	$1,002	$997
Accounts payable	54,630	43,776
Dividends payable	1,921	—
Accrued expenses	49,144	44,938
Income taxes payable	5,229	6,748
Other current liabilities	43,486	39,424
Total current liabilities	155,412	135,883
Long-term debt	300,999	224,151
Deferred tax liabilities, net	20,318	21,798
Accrued pension and other postretirement benefit costs	77,566	75,633
Long-term portion of environmental reserves	19,774	21,083
Other liabilities	20,860	16,236
Total Liabilities	594,929	494,784
Stockholders’ Equity
Common stock, $1 par value	16,611	16,611
Class B common stock, $1 par value	8,765	8,765
Additional paid-in capital	51,522	52,998
Retained earnings	569,792	543,670
Unearned portion of restricted stock	(45)	(55)
Accumulated other comprehensive income	22,219	22,634
	668,864	644,623
Less: Cost of treasury stock	(146,306)	(165,742)
Total Stockholders’ Equity	522,558	478,881
Total Liabilities and Stockholders’ Equity	$1,117,487	$973,665

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$29,933	$24,995
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,423	15,314
Non-cash pension expense (income)	82	(1,053)
Deferred income taxes	(1,807)	(914)
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables	(10,358)	6,385
Increase in inventories	(2,242)	(14,560)
(Decrease) increase in progress payments	(5,657)	2,555
Increase (decrease) in accounts payable and accrued expenses	3,764	(2,465)
Increase (decrease) in deferred revenue	2,573	(2,378)
Decrease in income taxes payable	(1,883)	(203)
(Increase) decrease in other assets	(118)	3,112
Decrease in other liabilities	(684)	(1,670)
Total adjustments	4,093	4,117
Net cash provided by operating activities	34,012	29,112

Cash flows from investing activities:
Proceeds from sales of non-operating assets	1,246	442
Acquisitions of intangible assets	(1,525)	—
Additions to property, plant and equipment	(13,746)	(15,762)
Acquisition of new businesses	(163,811)	(37,157)
Net cash used for investing activities	(177,836)	(52,477)

Cash flows from financing activities:
Proceeds from issuance of debt	198,005	172,000
Principal payments on debt	(119,075)	(149,144)
Proceeds from exercise of stock options	4,952	1,706
Dividends paid	(1,890)	(1,546)
Net cash provided by financing activities	81,992	23,016
Effect of foreign currency	(24)	787
Net (decrease) increase in cash and cash equivalents	(61,842)	438
Cash and cash equivalents at beginning of period	98,672	47,717
Cash and cash equivalents at end of period	$36,830	$48,155

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$193,043	$35,529
Earn-out payments and release of holdback funds on previous years’ acquisitions	1,707	3,455
Fair value of Common Stock issued as consideration for acquisitions	(13,000)	—
Liabilities assumed in current year acquisitions	(15,611)	(1,827)
Cash acquired	(2,328)	—
Net cash paid for acquisitions	$163,811	$37,157

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Unearned Portion of Restricted Stock Awards	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2002	$10,618	$4,382	$52,200	$508,298	$(60)	$6,482	$(170,692)

Net earnings	—	—	—	52,268	—	—	—
Translation adjustments, net	—	—	—	—	—	16,152	—
Dividends	—	—	—	(6,520)	—	—	—
Stock options exercised, net	—	—	741	—	—	—	4,812
Other	—	—	57	—	5	—	138
Two-for-one common stock split effected in the form of a 100% stock dividend	5,993	4,383	—	(10,376)	—	—	—
December 31, 2003	16,611	8,765	52,998	543,670	(55)	22,634	(165,742)

Net earnings	—	—	—	29,933	—	—	—
Translation adjustments, net	—	—	—	—	—	(415)	—
Dividends	—	—	—	(3,811)	—	—	—
Stock options exercised, net	—	—	(4,370)	—	—	—	9,322
Equity issued in connection with acquisitions	—	—	2,903	—	—	—	10,097
Other	—	—	(9)	——	10	—	17
June 30, 2004	$16,611	$8,765	$51,522	$569,792	$(45)	$22,219	$(146,306)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, oil and gas, petrochemical, agricultural equipment, medical, railroad, power generation, security, metalworking, and general industries. Operations are conducted through 31 manufacturing facilities, 55 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2003 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Certain prior year information has been reclassified to conform to current presentation.

Share and per share amounts have been adjusted to reflect the Corporation’s 2-for-1 stock split during 2003.

2.                                      ACQUISITIONS

The Corporation acquired eight businesses during the six months ended June 30, 2004, six of which are described in more detail below.  The remaining two acquisitions had an aggregate purchase price of $1.0 million.  All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  The Corporation makes preliminary estimates of the value of identifiable intangible assets with a finite life and records amortization based upon the estimated useful life of those intangible assets identified.   The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized.  The Corporation does not consider the acquisitions made in the second quarter of 2004 to be material, individually or in the aggregate, to its financial position, liquidity, or results of operations, and therefore no pro forma financial statements are provided.  The results of each acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

Motion Control Segment

Primagraphics

On May 28, 2004, the Corporation acquired the outstanding shares of Primagraphics Holdings Limited.  The purchase price of the acquisition, subject to customary adjustments as provided in the Stock Purchase Agreement, was £12.0 million ($21.5 million) in cash.  The purchase price was funded from credit available under the Corporation’s revolving credit facilities.  The estimated excess of the purchase price over the fair value of the net assets acquired is $11.2 million.

Primagraphics is a market leader in the development of radar processing and graphic display systems used throughout the world for military and commercial applications, such as ship and airborne command and control consoles, vessel tracking, air traffic control and air defense systems. Primagraphics’ products include graphics and imaging technologies, video and sensor processing hardware, and software that can be readily engineered to provide vital components for a wide variety of systems.  Revenues of the acquired business were £6.8 million ($10.9 million) for the fiscal year ended June 30, 2003.  Primagraphics is headquartered near Cambridge in the United Kingdom, with an additional facility in Charlottesville, VA, and a worldwide network of dealers and distributors.

Dy 4

On January 31, 2004, the Corporation acquired the outstanding stock of Dy 4 Systems, Inc. and Dy 4 (US) Inc. (collectively “Dy 4”) from Solectron Corporation.  The purchase price of the acquisition was $109.5 million in cash.  Management funded the purchase price with cash on hand and from the Corporation’s revolving credit facilities.  The purchase price has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of June 30, 2004, as follows:

(In thousands)
Net working capital	$10,043
Property, plant, and equipment	7,213
Intangible assets	29,700
Net tangible and intangible assets	46,956
Purchase price, including capitalized acquisition costs	110,298
Goodwill	$63,342

Dy 4 is considered the market leader in ruggedized embedded computing solutions for the defense and aerospace industries. Using standard, commercially available computing technologies, referred to as commercial-off-the-shelf or “COTS”, Dy 4 customizes the products to perform reliably in rugged conditions, such as extreme temperature, terrain and/or speed. Based in Ottawa, Canada, Dy 4 also has an operations facility in Virginia and a sales office in the United Kingdom.  Revenues of the purchased business for the fiscal year ending August 29, 2003 were $72.4 million.

Flow Control Segment

NOVA

On May 24, 2004, the Corporation acquired certain assets of NOVA Machine Products Corporation (“NOVA”).  The purchase price of the acquisition, subject to customary adjustments as provided in the Asset Purchase Agreement, was $20.9 million in cash and the assumption of certain liabilities.  The purchase price was funded from credit available under the Corporation’s revolving credit facilities.  The Corporation is holding $1.3 million as security for potential indemnification claims.  Any amount of holdback remaining after claims for indemnification have been settled will be paid within 18 months of the acquisition date.  There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria through 2009 up to a maximum additional payment of $9.2 million.  The estimated excess of the purchase price over the fair value of the net assets acquired is $10.2 million at June 30, 2004.

NOVA is the largest supplier of safety-related fasteners to the U.S. nuclear power industry and the Department of Energy (“DOE”), and also provides a wide range of manufactured and distributed products and related services. NOVA is currently under exclusive contract with many of the U.S. nuclear utilities for its proprietary Utility Stock Exchange® program. This program manages the utility’s inventory and spare parts, and positions NOVA to be the preferred supplier for nuclear-grade and other critical components. NOVA will expand this capability to include Curtiss-Wright’s current product offerings in the commercial power generation market. Revenues of the acquired business were $17.1 million for the year ended December 31, 2003. NOVA is headquartered in Middleburg Heights, OH, with distribution centers in Glendale Heights, IL, and Decatur, AL, and five sales offices throughout the U.S.

Trentec

On May 24, 2004, the Corporation acquired certain assets of Trentec, Inc. (“Trentec”).  The purchase price of the acquisition, subject to customary adjustments as provided in the Asset Purchase Agreement, was $13.8 million, payable in the Corporation’s Restricted Common Stock valued at $13.0 million and cash of $0.8 million, and the assumption of certain liabilities.  The cash portion of the purchase price is being held by the Corporation as security for potential indemnification claims.  Any amount of holdback remaining after claims for indemnification have been settled will be paid within 18 months of the acquisition date.  The estimated excess of the purchase price over the fair value of the net assets acquired is $6.1 million at June 30, 2004.

Trentec’s services include specialty equipment fabrication, diamond wiresaw cutting, nuclear power plant equipment qualification, and third-party dedication and supply of nuclear components. Trentec is also expanding to support new DOE contracts for large doors and airlocks. Trentec’s customers include major nuclear power plant developers, as well as most nuclear and hydroelectric energy producers. Revenues of the acquired business were $13.5 million for the year ended December 31, 2003.  Trentec’s operations are located in Cincinnati, Ohio.

Metal Treatment Segment

Everlube

On April 2, 2004, the Corporation purchased the assets of the Everlube Products division (“Everlube”) of Morgan Advanced Ceramics, Inc.  The purchase price of the acquisition was $6.5 million in cash and the assumption of certain liabilities.  The purchase price was funded from credit available under the Corporation’s revolving credit facilities.  The estimated excess of the purchase price over the fair value of the net assets acquired is $3.3 million at June 30, 2004.

Everlube is a pioneer and leader in manufacturing solid film lubricant (SFL) and other specialty engineered coatings with more than 180 formulations available. Everlube coatings include well-known, proprietary brands such as Everlube®, EverSlik®, Lube-Lok®, Lubri-Bond®, Perma-Slik®, Kal-Gard®, Electrobond®, Electrolube®, Formkote®, Henderlube™, Ecoalube™, Esnalube™, and Henco-Mask™. Everlube’s engineered coatings improve the functional performance of metal components in lubrication, temperature, and corrosion resistance. The coatings are developed for use in high performance, niche applications and are generally either “approved for use” or “specified” after extensive testing and evaluation by a customer. Customers include original equipment manufacturers (OEMs), commercial metal finishers and distributors for use in aerospace, automotive, general industrial, electronic, military and medical applications. Everlube coatings are extensively specified by OEMs, with more than 1,000 specifications currently active. In addition, many military and U.S. Department of Defense agencies have qualified Everlube coatings.  Revenues of the acquired business were $3.9 million for the year ended December 31, 2003.  Everlube is located in Peachtree City, Georgia.

Evesham

On February 24, 2004, the Corporation purchased the assets of the Evesham business located in the United Kingdom (“Evesham”) from Morgan Advanced Ceramics, Ltd.  The purchase price of the acquisition was £3.4 million ($6.4 million) in cash and the assumption of certain liabilities.  The purchase price was funded from credit available under the Corporation’s revolving credit facilities.  The estimated excess of the purchase price over the fair value of the net assets acquired is $2.2 million at June 30, 2004.

Evesham manufactures and applies an extensive range of solid film lubricant (SFL) coatings, which provide lubrication, corrosion resistance and enhanced engineering performance. Evesham is a sister facility to the six North American E/M Coatings Service facilities that were acquired by Curtiss-Wright in 2003. E/M Coatings constitutes the largest provider of SFL coatings in North America. The coatings are used in a broad range of products and industries whenever conventional wet lubricants provide insufficient protection due to high temperatures, extreme loads, corrosion, wear, chemical corrosion or other adverse operating conditions. Revenues of the acquired business were £2.6 million ($4.2 million) for the year ended December 31, 2003.

3.                                      RECEIVABLES

Receivables at June 30, 2004 and December 31, 2003 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented.  Substantially all amounts of unbilled receivables are expected to be billed and collected within a year.  The composition of receivables for those periods is as follows:

	(In thousands)
	June 30, 2004	December 31, 2003
Billed Receivables:
Trade and other receivables	$139,342	$111,068
Less: Allowance for doubtful accounts	(3,593)	(3,449)
Net billed receivables	135,749	107,619
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	55,559	56,070
Less: Progress payments applied	(16,770)	(20,327)
Net unbilled receivables	38,789	35,743
Receivables, net	$174,538	$143,362

The net receivable balance at June 30, 2004 includes $17.5 million related to the Corporation’s 2004 acquisitions.

4.                                      INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

		(In thousands)
		June 30, 2004	December 31, 2003
	Raw material	$44,338	$40,624
	Work-in-process	35,343	26,409
	Finished goods and component parts	51,651	46,575
	Inventoried costs related to U.S. Government and other long-term contracts	22,346	20,544
	Gross inventories	153,678	134,152
Less:	Inventory reserves	(27,015)	(22,278)
	Progress payments applied, principally related to long-term contracts	(11,894)	(13,994)
	Inventories, net	$114,769	$97,880

The net inventory balance at June 30, 2004 includes $13.7 million related to the Corporation’s 2004 acquisitions.

5.                                      GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	(In thousands)
	Motion Control	Flow Control	Metal Treatment	Consolidated
December 31, 2003	$110,850	$93,418	$15,790	$220,058
Goodwill from 2004 acquisitions	74,398	16,725	5,623	96,746
Change in previous estimates of fair value of net assets acquired	(613)	722	(857)	(748)
Currency translation adjustment	309	(121)	(130)	58
June 30, 2004	$184,944	$110,744	$20,426	$316,114

The purchase price allocations relating to businesses acquired during the twelve months ended June 30, 2004 are based on estimates and have not yet been finalized.

6.                                      OTHER INTANGIBLE ASSETS, net

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses.  Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets and include $1.0 million of indefinite lived intangible assets within other intangible assets for both periods presented.

	(In thousands)
June 30, 2004	Gross	Accumulated Amortization	Net
Developed technology	$73,814	$(5,352)	$68,462
Customer related intangibles	23,295	(1,450)	21,845
Other intangible assets	6,290	(1,587)	4,703
Total	$103,399	$(8,389)	$95,010

	(In thousands)
December 31, 2003	Gross	Accumulated Amortization	Net
Developed technology	$32,892	$(2,966)	$29,926
Customer related intangibles	14,469	(863)	13,606
Other intangible assets	5,902	(1,166)	4,736
Total	$53,263	$(4,995)	$48,268

The following table presents the changes in the net balance of other intangibles assets during the six months ended June 30, 2004.

(In thousands)	Developed Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2003	$29,926	$13,606	$4,736	$48,268
Acquired during 2004	40,633	7,326	744	48,703
Amortization expense	(2,368)	(587)	(427)	(3,382)
Change in estimate of fair value related to purchase price allocations	—	1,500	(290)	1,210
Net currency translation adjustment	271	—	(60)	211
June 30, 2004	$68,462	$21,845	$4,703	$95,010

Total estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)
FY 2005	$7,904
FY 2006	7,883
FY 2007	7,883
FY 2008	7,668
FY 2009	5,997
Thereafter	57,675

7.                                      WARRANTY RESERVES

The Corporation provides its customers with warranties on certain commercial and governmental products.  Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience.  Estimated warranty reserves are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved.  Warranty reserves are included within accrued expenses on the Corporation’s Consolidated Balance Sheet.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the following table presents the changes in the Corporation’s warranty reserves:

	(In thousands)
	2004	2003
Warranty reserves at January 1,	$10,011	$9,504
Increase due to acquisitions	875	—
Provision for current year sales	1,105	718
Change in estimates to pre-existing warranties	(842)	(446)
Current year claims	(849)	(1,077)
Translation adjustment	33	131
Warranty reserves at June 30,	$10,333	$8,830

8.                                      DEBT

Debt at June 30, 2004 and December 31, 2003 consists of the following:

	(In thousands)
	June 30, 2004	December 31, 2003
Industrial Revenue Bonds, due through 2028. Weighted average interest rate is 1.22% and 1.24% per annum for the three months ended June 30, 2004 and the year ended December 31, 2003, respectively.	$14,324	$14,296
Revolving Credit Agreement Borrowing, due 2007. Weighted average interest rate is 2.24% and 1.97% per annum for the three months ended June 30, 2004 and the year ended December 31, 2003, respectively.	87,803	8,868
Short-Term Credit Agreement Borrowing, due 2005. Weighted average interest rate is 4.00% and 2.27% per annum for the three months ended June 30, 2004 and the year ended December 31, 2003, respectively.	—	—
5.13% Senior Notes due 2010	74,744	75,217
5.74% Senior Notes due 2013	124,176	125,747
Other debt	954	1,020
Total debt	302,001	225,148
Less: Short-term debt	1,002	997
Total Long-term debt	$300,999	$224,151

The debt under the Corporation’s revolving credit agreement includes amounts denominated in Swiss francs, which were 11.0 million Swiss francs ($8.8 million) at June 30, 2004 and 11.0 million Swiss francs ($8.9 million) at December 31, 2003.

The estimated fair values of the Corporation’s debt instruments at June 30, 2004 aggregated $300.4 million compared to a carrying value of $302.0 million. The carrying amount of the variable interest rate long-term debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.  Fair values for the Corporation’s fixed rate debt were estimated based on valuations provided by third parties in accordance with their proprietary models.

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

Aggregate maturities of debt for the twelve months ended June 30, are as follows:

(In thousands)
FY 2005	$1,002
FY 2006	65
FY 2007	92,863
FY 2008	61
FY 2009	63
Thereafter	209,026
Total	$303,080

Amounts exclude a ($1.1 million) adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that will not be settled in cash.

9.                                      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

The components of net periodic pension cost (benefit) for the six months ended June 30, 2004 and 2003 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$4,636	$4,518	$1,682	$1,296
Interest cost	3,910	3,876	3,998	3,918
Expected return on plan assets	(8,510)	(9,036)	(4,044)	(3,178)
Amortization of prior service cost	44	40	—	—
Amortization of net loss (gain)	4	(406)	—	—
Amortization of transition obligation	(2)	(2)	—	—
Cost of settlement	—	15	—	—
Net periodic benefit cost (income)	$82	$(995)	$1,636	$2,036

No contributions have been made to the pension plans during the six months ended June 30, 2004.  The Corporation anticipates contributing $2.5 million, the estimated minimum required amount, to the EMD pension plan in the fourth quarter of 2004.  No contributions are estimated to be made to the Curtiss-Wright Pension plan due to its funded status.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the six months ended June 30, 2004 and 2003 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$—	$—	$438	$353
Interest cost	16	20	1,233	1,194
Amortization of net (gain) loss	(30)	(37)	—	—
Net periodic benefit (income) cost	$(14)	$(17)	$1,671	$1,547

During the six months ended June 30, 2004, the Corporation has paid zero and $1.7 million on the Curtiss-Wright and EMD postretirement plans, respectively.  During 2004, the Corporation anticipates contributing $0.1 million and $3.3 million to the postretirement plans, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003.  In accordance with FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”, the Company has made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued.  Any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in this report do not reflect the effects of the Act on the plans.  Authoritative guidance is pending and, when issued, could require the Company to change previously reported information.

10.                               EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  Share amounts presented below have been adjusted on a pro forma basis for the stock split in 2003.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Basic weighted average shares outstanding	21,136	20,602	21,013	20,584
Dilutive effect of stock options and deferred stock compensation	324	260	317	250
Diluted weighted average shares outstanding	21,460	20,862	21,330	20,834

There were no antidilutive shares for the three and six months ended June 30, 2004.  For the three and six months ended June 30, 2003 the antidilutive shares were 161,000.

11.                               STOCK COMPENSATION PLANS

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Corporation has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As such, the Corporation does not recognize compensation expense for stock options granted to employees when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, as amended, and has been determined as if the Corporation had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information regarding the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted by plan type is included in the Corporation’s 2003 Annual Report on Form 10-K.

The Corporation’s pro forma results are as follows:

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$14,324	$10,873	$29,933	$24,995
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(306)	(452)	(613)	(630)
Pro forma net earnings	$14,018	$10,421	$29,320	$24,365
Net earnings per share:
As reported:
Basic	$0.68	$0.53	$1.42	$1.21
Diluted	$0.67	$0.52	$1.40	$1.20
Pro forma:
Basic	$0.66	$0.51	$1.39	$1.18
Diluted	$0.65	$0.50	$1.37	$1.17

Employee Stock Purchase Plan

In April 2003, the Corporation’s Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Corporation’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. The first offering period of the ESPP began on January 1, 2004.  Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP.  During the six months ended June 30, 2003 zero shares were purchased under the ESPP. Approximately 35,000 shares of common stock were issued under the ESPP in July 2004. At June 30, 2004, there were 1,000,000 shares available for future offerings.

12.                               ENVIRONMENTAL MATTERS

The Corporation establishes a reserve for a potential environmental liability when it concludes that a determination of legal liability is probable based upon the advice of counsel.  Such amounts reflect the Corporation’s estimate of the amount of that liability.  If only a range of potential liability can be estimated, a reserve will be established at the low end of that range.  Such reserves represent current values of anticipated remediation not reduced by any potential recovery from insurance carriers or through contested third-party legal actions and are not discounted for the time value of money.

The Corporation has been named as a potentially responsible party (“PRP”), as have many other corporations and municipalities, in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through settlement discussions and payments from established reserves. Significant sites remaining open at the end of the year are: Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey. The Corporation believes that the outcome for any of these remaining sites will not have a materially adverse effect on the Corporation’s results of operations or financial condition.

In the first quarter of 2004, the Corporation signed a PRP agreement joining a number of other companies to respond to a U.S.E.P.A. Request For Information concerning the Lower Passaic River site. As of June 30, 2004, the Corporation considers itself a nominal participant and the outcome of this matter would not have a materially adverse effect on the Corporation’s results of operation or financial condition.

13.                               SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended June 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$86,205	$91,578	$44,645	$222,428	$—	$222,428
Intersegment revenues	—	—	89	89	(89)	—
Operating income	8,846	10,012	7,577	26,435	(792)	25,643

	(In thousands) Three Months Ended June 30, 2003
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$85,617	$60,984	$36,256	$182,857	$—	$182,857
Intersegment revenues	—	—	136	136	(136)	—
Operating income	8,748	4,107	5,030	17,885	80	17,965

(1)          Corporate and Other includes pension income/expense, which has been reclassified from prior year presentation.

	(In thousands) Six Months Ended June 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$175,600	$174,922	$86,839	$437,361	$—	$437,361
Intersegment revenues	—	—	273	273	(273)	—
Operating income	19,277	18,301	14,154	51,732	(839)	50,893

	(In thousands) Six Months Ended June 30, 2003
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$178,958	$118,024	$65,808	$362,790	$—	$362,790
Intersegment revenues	—	—	268	268	(268)	—
Operating income	23,066	9,197	8,781	41,044	791	41,835

(1)          Corporate and Other includes pension income/expense, which has been reclassified from prior year presentation.

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
June 30, 2004	$372,240	$467,857	$186,405	$1,026,502	$90,985	$1,117,487
December 31, 2003	323,689	317,631	170,547	811,867	161,798	973,665

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total segment operating income	$26,435	$17,885	$51,732	$41,044
Corporate and administrative	(792)	80	(839)	791
Other income (expense), net	293	515	(196)	273
Interest expense	(3,018)	(942)	(5,283)	(1,793)
Earnings before income taxes	$22,918	$17,538	$45,414	$40,315

14.                               COMPREHENSIVE INCOME

Total comprehensive income for the three months and six months ended June 30, 2004 and 2003 are as follows:

	(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$14,324	$10,873	$29,933	$24,995
Equity adjustment from foreign currency translations	(1,168)	5,772	(415)	6,001
Total comprehensive income	$13,156	$16,645	$29,518	$30,996

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

15.                               CONTINGENCIES AND COMMITMENTS

The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG (“UBS”) for a credit facility in the amount of 6.0 million Swiss francs ($4.8 million) for the issue of performance guarantees related to long-term contracts.  The Corporation received prepayments on these contracts, which are being used as collateral against the credit facility.  The customers can draw down on the line of credit for nonperformance up to the amount of pledged collateral, which is released from restriction over time as the Corporation meets its obligations under the long-term contracts.  Under the terms of this credit facility, the Corporation is not permitted to borrow against the line of credit.  The Corporation is charged a commitment fee on the outstanding balance of the collateralized cash.  As of June 30, 2004, the amount of restricted cash under this facility was $0.7 million, $0.2 million of which is expected to be released from restriction within one year.

The Corporation has several NRC licenses necessary for the continued operation of the business.  In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $2.8 million.

Consistent with other entities its size, the Corporation is party to several legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

16.                               SUBSEQUENT EVENTS

Groquip Acquisition

On July 12, 2004, the Corporation acquired the assets of Groth Equipment Corporation of Louisiana (“Groquip”) for approximately $4.6 million in cash and Restricted Common Stock. Groquip will operate as a business unit of the Flow Control segment (“CWFC”) of Curtiss-Wright Corporation.

With sales of approximately $10 million in 2003, Groquip is a market leader in the hydrocarbon and chemical processing industries. Groquip provides products and services for various pressure-related processes that ensure safe operation and regulatory compliance. Groquip is a manufacturer’s sales representative for rupture discs, conservation vents, fire and gas detectors, and pressure relief valves. They also provide field and in-shop service and repairs for pressure relief valves and a variety of specialty valves.

Debt

On July 23, 2004, the Corporation amended its existing credit facility, increasing the available line of credit from $225 million to $400 million.  The Company plans to use the credit line for working capital purposes, internal growth initiatives, funding of possible future acquisitions and other general corporate purposes.  The agreement expires in 2009.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1 – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS

COMPANY ORGANIZATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.  The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, embedded computing solutions, and electronic controls and sensors for the aerospace, defense, and general industrial markets. Metal Treatment provides a variety of metallurgical services, principally shot peening, heat treating, and coatings for various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

RESULTS of OPERATIONS

Three months ended June 30, 2004

Sales for the second quarter of 2004 totaled $222.4 million, an increase of 22% from sales of $182.9 million for the second quarter of 2003.  New orders received for the current quarter of $208.1 million were up 12% over the orders of $185.1 million for the second quarter of 2003.  Acquisitions made in the second half of 2003 and in 2004 contributed $27.8 million in incremental new orders received in the second quarter of 2004. Backlog increased 11% to $559.4 million at June 30, 2004 from $505.5 million at December 31, 2003.  Acquisitions made during 2004 represented $45.6 million of the backlog at June 30, 2004. Approximately 66% of our backlog is from military business.

Sales for the second quarter of 2004 as compared to the same period last year benefited primarily from the acquisitions completed in the second half of 2003 and in 2004, which contributed $30.2 million in incremental sales (or 76% of the overall increase) in the second quarter of 2004.  The majority of these incremental sales came from the six acquisitions made within our Motion Control segment. The sales for the second quarter of 2004 also benefited from overall organic growth of 5%, led by the Metal Treatment and Motion Control segments, which grew organically 19% and 8%, respectively, over the comparable prior year period. Organic sales within our Flow Control segment decreased 3% for the second quarter of 2004 mainly due to the shipment of two large projects completed in the first half of 2003 that did not reoccur in 2004. These projects generated approximately $8.0 million in sales for the second quarter of 2003.

Higher sales of several products within our Motion Control segment to the military aerospace market, an increase of $5.6 million, higher sales of certain flow control products to the power generation market, an increase of $3.0 million, higher sales of flow control products to the defense electronics market, an increase of $1.9 million, and higher metal treatment sales from our laser peening and global shot peening services, an increase of $5.0 million, all contributed to the organic growth in the quarter as compared to the prior year period.   The organic growth was partially offset by the aforementioned two large non-recurring flow control U.S. Navy projects completed in 2003, which produced $8.0 million in revenue in the second quarter, and lower sales of $3.0 million for our motion control electronics products for use on military ground vehicles.  Foreign exchange translation also had a favorable impact on sales for the second quarter of 2004, contributing $3.1 million to the sales increase from the prior year period.

Operating income for the second quarter of 2004 totaled $25.6 million, an increase of 43% from operating income of $18.0 million for the same period last year.  The increase is primarily attributable to the higher sales volumes, favorable sales mix, and previously implemented cost reduction initiatives, which resulted in higher organic operating income from our base businesses of 31%.  The higher organic operating income was mainly due to increases at the Motion Control and Metal Treatment segments of 76% and 51%, respectively.  In addition, acquisitions completed in the second half of 2003 and in 2004 contributed $2.7 million in incremental operating income to the second quarter of 2004.  The higher segment operating income was partially offset by lower pension income for the second quarter of 2004 of $0.6 million, due to additional service costs resulting from the acquisitions and slightly lower investment returns. Foreign exchange translation had a favorable impact of $0.5 million on operating income for the second quarter of 2004, as compared to the prior year period.

Net earnings for the second quarter of 2004 totaled $14.3 million, or $0.67 per diluted share, which represents an increase of 32% over the net earnings for the second quarter of 2003 of $10.9 million, or $0.52 per diluted share (adjusted for the December 2003 2-for-1 stock split). Higher segment operating income in the second quarter of 2004 of $8.6 million more than offset the Corporation’s lower pension income and higher interest expense as compared to the second quarter of 2003.  The higher interest expense for the second quarter of 2004 was due to higher debt levels associated with the funding of the Corporation’s acquisition program and higher interest rates.

Six months ended June 30, 2004

Sales for the first six months of 2004 increased 21% to $437.4 million, as compared to $362.8 million for the same period last year.  New orders received for the first six months of $443.5 million, were up 13% over the orders of $391.0 million for the first six months of 2003.  Acquisitions made in 2003 and 2004 contributed $55.9 million in incremental new orders received in the first six months of 2004.

The sales increase is mainly due to the contributions from acquisitions and organic growth in some of our base businesses.  Acquisitions made in 2003 and 2004 contributed $58.4 million in incremental sales (or 78% of the total increase) for the six months ended June 30, 2004.  The majority of these incremental sales came from the six acquisitions made within our Motion Control segment.  Sales for the first six months of 2004 also benefited from overall organic growth of 4%.  The organic growth was driven by our Metal Treatment and Motion Control segments, which experienced organic growth of 19% and 9% for the first six months of 2004, respectively, over the prior year periods.  Organic sales for our Flow Control segment decreased 4% for the first six months of 2004 as compared to the same period last year, mainly due to the aforementioned lower sales to the U.S. Navy.  These projects generated sales of approximately $23 million in the first six months of 2003.

In our base businesses, higher sales of our motion control products to the military aerospace market, an increase of $11.5 million, higher sales of certain flow control products to the power generation market, an increase of $5.5 million, to the oil and gas processing industry, an increase of $1.7 million, and to the defense electronics markets, an increase of $3.6 million, and higher metal treatment sales of our laser and global shot peening services, an increase of $8.2 million, all contributed to the organic sales growth for the first six months of 2004, as compared to the same period last year.  The organic growth was partially offset by the impact of the aforementioned non-recurring U.S. Navy projects, which generated approximately $23 million of sales in the first half of 2003, lower sales within our motion control segment to the European ground defense market of approximately $3.0 million, as well as lower sales of electronics products of $2.3 million for use on domestic military ground vehicles.  Favorable foreign exchange translation also positively impacted sales for the first six months of 2004 by $7.7 million, as compared to the same period last year.

Operating income for the first six months of 2004 increased to $50.9 million, up 22% over the $41.8 million from the same period last year.  The increase is primarily due to the higher sales volumes, favorable mix, and previously implemented cost reduction initiatives.  Higher operating income from our base business, which increased 13% for the first six months of 2004, was driven by strong organic growth in our Metal Treatment and Motion Control segments of 65% and 55%, respectively, over the prior year period.  Operating income from the base businesses within our Flow Control segment decreased 16% as compared to the prior year period, mainly due to the two large high margin projects for the U.S. Navy in 2003 that did not recur in 2004.  The higher segment operating income was partially offset by lower pension income of $1.1 million for the six months ended June 30, 2004 over the comparable prior year period.  Foreign exchange translation had a favorable impact of $1.2 million on operating income for the first six months of 2004, as compared to the prior year period.

Net earnings for the first six months of 2004 totaled $29.9 million, or $1.40 per diluted share, representing an increase of 20% over net earnings of $25.0 million, or $1.20 per diluted share (adjusted for the December 2003 2-for-1 stock split) for the first six months of 2003.  Net earnings for the first six months of 2004 include a one-time tax benefit of $1.5 million resulting from a change in legal structure of one our subsidiaries.  The improvements were partially offset by higher interest expense of $3.5 million in the first half of 2004, which is associated with the debt incurred to fund our acquisition program and from higher interest rates.

Segment Operating Performance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Sales:
Flow Control	$86,205	$85,617	0.7%	$175,600	$178,958	-1.9%
Motion Control	91,578	60,984	50.2%	174,922	118,024	48.2%
Metal Treatment	44,645	36,256	23.1%	86,839	65,808	32.0%

Total Sales	$222,428	$182,857	21.6%	$437,361	$362,790	20.6%

Operating Income:
Flow Control	$8,846	$8,748	1.1%	$19,277	$23,066	-16.4%
Motion Control	10,012	4,107	143.8%	18,301	9,197	99.0%
Metal Treatment	7,577	5,030	50.6%	14,154	8,781	61.2%

Total Segments	26,435	17,885	47.8%	51,732	41,044	26.0%
Pension Income	(42)	528	-108.0%	(82)	1,053	-107.8%
Corporate & Other	(750)	(448)	67.4%	(757)	(262)	188.9%

Total Operating Income	$25,643	$17,965	42.7%	$50,893	$41,835	21.7%

Operating Margins:
Flow Control	10.3%	10.2%		11.0%	12.9%
Motion Control	10.9%	6.7%		10.5%	7.8%
Metal Treatment	17.0%	13.9%		16.3%	13.3%
Total Curtiss-Wright	11.5%	9.8%		11.6%	11.5%

Flow Control

The Corporation’s Flow Control segment posted sales of $86.2 million for the second quarter of 2004, an increase of 1% from $85.6 million in the second quarter of 2003.  Sales growth was achieved in the power generation market, primarily due to additional orders of certain pumps to nuclear power plants, which totaled approximately $2.0 million, increased sales of our coker valves to the oil and gas processing industry due to the increased demand for this new technology, which increased $0.8 million, and increased sales of our electronic products to the U.S. Navy, due to the timing of orders, which increased $1.4 million, as compared to the second quarter of 2003.  Acquisitions made in 2004 contributed $3.1 million to this segment’s sales for the quarter.  This growth was offset by a decline in sales of flow control products to the U.S. Navy, due to the completion of two large projects in 2003, which did not reoccur in 2004.  These projects generated approximately $8 million in sales for the second quarter of 2003.  Sales of this business segment also benefited from favorable foreign currency translation of $0.4 million in the second quarter of 2004 as compared to the prior year period.

Operating income for the second quarter of 2004 was $8.8 million, an increase of 1% as compared to $8.7 million for the same period last year.  Higher sales volumes and a stronger sales mix for our power generation and oil and gas products, and higher sales volumes for our electronic products to the U.S. Navy more than offset the profit impact from the aforementioned two projects for the U.S. Navy in 2003, which did not reoccur in 2004.  These two projects generated approximately $4 million in operating income for the second quarter of 2003.

Sales for the first six months of 2004 were $175.6 million, a decrease of 2% over the same period last year of $179.0 million.  The decrease was mainly due to the completion of the two projects for the U.S. Navy in 2003, which did not reoccur in 2004.  Sales from these projects totaled approximately $23 million in the first six months of 2003.  The impact from these two projects was partially offset by stronger sales of certain products to the power generation market, which increased $4.3 million due to additional orders, increased demand for our coker valves to the oil and gas processing industry, which positively impacted sales by $1.8 million, and increased sales of our electronic products to the U.S. Navy, which increased $1.9 million, due to the timing of orders, as compared to the first six months of 2003.    Acquisitions made in 2004 contributed $3.1 million to this segment’s sales during the first six months of 2004.  Sales also benefited from favorable foreign currency translation of $1.2 million in the first half of 2004, as compared to the same period last year.

Operating income for the first six months of 2004 was $19.3 million, a decrease of 16% over the same period last year of $23.1 million.  The reduction in operating income was mainly due to the profit impact related to the two large higher margin contracts in the first half of 2003 that did not reoccur in 2004.  These projects contributed approximately $8 million in operating income for the first six months of 2003.  The decline was partially offset by a 17% increase in operating income for this segment’s remaining businesses over the comparable prior year period.  The increases were mainly due to higher sales volumes and a stronger sales mix for our power generation and oil and gas products, and higher sales volumes for our electronic products to the U.S. Navy.

New orders received for the Flow Control segment totaled $71.1 million in the second quarter of 2004 and $186.2 million for the first six months of 2004, representing an increase of 4% and a decrease of 3% from the same periods in 2003, respectively.  Acquisitions made in 2004 contributed $3.2 million in incremental new orders received in the second quarter and the first six months of 2004.  Backlog increased 6% to $337.6 million at June 30, 2004 from $317.8 million at December 31, 2003.  Acquisitions made during 2004 represented $9.2 million of the backlog at June 30, 2004.

Motion Control

Sales for the Corporation’s Motion Control segment improved 50% to $91.6 million in the second quarter of 2004 from $61.0 million in the second quarter of 2003, primarily due to the contribution of the acquisitions of Dy 4 Systems, Inc. in January 2004, Systran, Novatronics, and Pickering in December 2003, and Primagraphics in May 2004, which contributed $25.5 million in incremental sales (or 83% of the overall increase) for the second quarter of 2004.  Organic sales growth was 8% in the second quarter of 2004.  This organic growth was mainly due to an increase in sales of $5.6 million for certain military aerospace products including F/A-22 production due to increased ship sets, F/A-22 spares, electronics sales on the 767 refueling tanker program, helicopter radar warning sensors development, and JSF development.  Both the 767 refueling tanker program and the JSF development program had no comparable revenue base in the first six months of 2003.  Offsetting these increases was a decline in electronics sales for military ground vehicles of $3.0 million due to scheduled production decreases for the Abrams tank and the Bradley Fighting Vehicle, partially offset by higher sales of spares on the Bradley Fighting Vehicle resulting from supporting the war efforts, and increased production orders on the M1A2 Tank and the Striker Mobile Gun System.  In addition, foreign currency translation favorably impacted sales for the second quarter of 2004 by $1.7 million, as compared to the prior year period.

Operating income for this segment during the second quarter of 2004 was $10.0 million, an increase of 144% over operating income of $4.1 million during the second quarter of 2003. The improvement was driven by higher sales volume, favorable sales mix on various military programs, and implemented cost control initiatives.  During the second quarter of 2004, our European sensors and drives division finalized the testing and acceptance of a new solution related to the performance reliability on its optical drives for flight recorders, leading to a reduction in warranty reserve requirements of $0.6 million that is reflected in the margins for the period. Also favorably impacting the year over year comparison were certain trade show expenses incurred in the second quarter of 2003, which will not be incurred until the third quarter of 2004. The business segment also benefited from favorable foreign currency translation in the second quarter of 2004, as compared to the second quarter of 2003.

Sales for the first six months of 2004 were $174.9 million, an increase of 48% from sales of $118.0 during the first six months of 2003, primarily due to the contribution of the 2003 and 2004 acquisitions, which contributed $46.2 million in incremental sales (or 81% of the overall increase).  Organic sales growth was 9% in the first six months of 2004 as compared to 2003, mainly driven by certain military aerospace products, which experienced $11.5 million in increased sales.  The main products contributing to the increase were the F/A-22 production due to increased ship set requirements, the supply of F-16 spares due to new orders, electronics components for the Global Hawk program, the V-22 program production due to additional ship sets, development of the JSF, electronics sales on the 767 refueling tanker program, and helicopter radar warning sensors development.  As mentioned previously the 767 refueling tanker program and the JSF development program had no comparable revenue base in the first six months of 2003.  Offsetting this increase was a decline in electronics sales for military ground vehicles of $2.3 million due to scheduled production decreases for the Bradley Fighting Vehicle and the Abrams tank, partially offset by higher sales of spares on the Bradley Fighting Vehicle resulting from supporting the war efforts, and increased production orders on the M1A2 Tank and the Striker Mobile Gun System .  Also contributing to the offset were lower European ground defense sales of approximately $3.0 million resulting from expedited deliveries in 2003. In addition, foreign currency translation favorably impacted sales for the first six months of 2004 by $3.8 million, as compared to the prior year period.

Operating income for the first six months of 2004 was $18.3 million as compared to $9.2 million for the comparable period in 2003, an increase of 99%.  Similar to the three months ended June 30, 2004, the improvement was driven by the higher sales volume, favorable sales mix, implemented cost control initiatives, lower trade show expenses (timing), and the reduction of warranty reserve requirements at our European sensors and drives division during the second quarter.  The business segment also benefited from favorable foreign currency translation in the first six months of 2004, as compared to the first six months of 2003.

New orders received for the Motion Control segment totaled $92.4 million in the second quarter of 2004 and $170.0 million for the first six months of 2004, representing an increase of 15% and 28% from the same periods in 2003, respectively.  Acquisitions made in 2003 and 2004 contributed $23.0 million and $43.6 million in incremental new orders received in the second quarter and first six months of 2004, respectively. Backlog increased 18% to $219.9 million at June 30, 2004 from $186.3 million at December 31, 2003. Acquisitions made during 2004 represented $36.5 million of the backlog at June 30, 2004.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $44.6 million for the second quarter of 2004, up 23% when compared with $36.3 million in the second quarter of 2003. Organic sales growth of $6.8 million represented the majority of the sales increase, a 19% improvement over the second quarter of 2003, while the 2004 acquisitions contributed $1.6 million in incremental sales for the second quarter of 2004. The organic growth was due to strong sales growth from our new laser peening technology, which contributed $2.0 million in additional sales, as well as solid growth in our core global shot peening services, which contributed $3.0 million due to new programs and additional customer orders. Sales from the heat treating division were up by $0.7 million over the prior year period. In addition, foreign currency translation favorably impacted sales for the second quarter of 2004 by $1.1 million, as compared to the prior year period.

Operating income for the second quarter of 2004 increased 51% to $7.6 million from $5.0 million for the same period last year.  Overall margin improvement was due to higher sales volume, favorable sales mix in our shot and laser peening units and implemented cost reduction initiatives. Offsetting some of the margin increase were higher energy costs in the heat treating division. This segment also benefited from favorable foreign currency translation in the second quarter of 2004, as compared to the second quarter of 2003.

Sales for the Corporation’s Metal Treatment segment totaled $86.8 million for the first six months of 2004, up 32% when compared with $65.8 million for the comparable period of 2003. Organic sales growth was 19% in the first six months of 2004, contributing $11.2 million to the increase. The organic growth was due to strong sales growth from our new laser peening technology, which contributed $3.8 million in additional sales, as well as solid growth in our core global shot peening services, which contributed $4.4 million due to new programs and additional customer orders. Sales from the heat treating division were up by $0.9 million over the prior year period. Approximately 43% of the improvement was due to contributions from 2003 and 2004 acquisitions, which contributed $9.0 million of incremental sales in the first six months of 2004.

The main contributor to this increase was our EM Coatings businesses, which were acquired on April 2, 2003.  In addition, foreign currency translation favorably impacted the organic sales growth for the first six months of 2004 by $2.8 million, as compared to the prior year period.

Operating income for the first six months of 2004 increased 61% to $14.2 million from $8.8 million for the same period last year.  Similar to the three months ended June 30, 2004, margin improvement was due to higher sales volume, favorable sales mix in our shot peening units (laser peening), and implemented cost reduction initiatives, partially offset by higher energy costs in the heat treating division. The business segment also benefited from favorable foreign currency translation in the first six months of 2004, as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $44.3 million in the second quarter of 2004 and $87.2 million for the first six months of 2004, representing an increase of 21% and 32% from the same periods in 2003, respectively.  Acquisitions made in 2003 and 2004 contributed $1.6 million and $9.1 million in incremental new orders received in the second quarter and first six months of 2004, respectively. Backlog increased 29% to $1.9 million at June 30, 2004 from $1.4 million at December 31, 2003.

Interest Expense

Interest expense increased $2.1 million and $3.5 million for the second quarter and first six months, respectively, of 2004 versus the comparable prior year period, which was due to higher debt levels associated with the funding of acquisitions and increased borrowing rates.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation derives the majority of its operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor, and is therefore subject to market fluctuations and conditions.  Approximately 50% of the Corporation’s business is in the defense sector, which is characterized by long-term contracts.  Most of our long-term contracts allow for several billing points (progress or milestones) that provide the Corporation with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements.  In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

The Corporation’s working capital was $208.7 million at June 30, 2004, a decrease of $29.9 million from the working capital at December 31, 2003 of $238.6 million.  The ratio of current assets to current liabilities was 2.3 to 1 at June 30, 2004 versus 2.8 to 1 at December 31, 2003.

Cash and cash equivalents totaled $36.8 million in the aggregate at June 30, 2004, down from $98.7 million at December 31, 2003.  The decrease is due to the use of available cash to fund the acquisition of Dy 4 Systems, Inc. on January 31, 2004.  Days sales outstanding was 56 days at June 30, 2004 and December 31, 2003.  Inventory turns were 5.5 at June 30, 2004 and December 31, 2003.

Excluding cash, working capital increased $31.9 million from December 31, 2003, 61% of which is due to the acquisitions made in the first six months of 2004. In addition to the impact of these acquisitions, working capital changes were highlighted by an increase in accounts receivable of approximately $10.4 million due primarily to the timing of billed sales, a decline in progress payments of $5.7 million due mainly to the liquidation of several large projects, an increase of $3.8 million in accounts payables and accrued liabilities due to increased purchasing activity and the timing of cash payments to vendors, partially offset by incentive compensation payments, and an increase in deferred revenue of $2.6 million due to an increase in advance payments from customers.

Investing Activities

The Corporation acquired eight businesses in the first six months of 2004. A combination of stock, cash resources and funds available under the Corporation’s credit agreements were utilized for the funding of these acquisitions, which totaled $177.4 million.  As indicated in Note 2 to the Consolidated Financial Statements, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first six months of 2004, the Corporation made approximately $1.7 million in such payments relative to prior period acquisitions.

During the six months ended June 30, 2004, internally available funds were adequate to meet capital expenditures of $13.7 million. Principal expenditures included new and replacement machinery and equipment within the business segments and for the expansion of new product lines.  The Corporation is expected to make additional capital expenditures of approximately $30 million during the remainder of 2004 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

At June 30, 2004, the Corporation had two credit agreements aggregating $225.0 million with a group of eight banks. The Revolving Credit Agreement offers a maximum of $135.0 million over five years to the Corporation for cash borrowings and letters of credit. The Revolving Credit Agreement expires May 13, 2007, but may be extended annually for successive one-year periods with the consent of the bank group. The Corporation also has in effect a Short-Term Credit Agreement, which allows for cash borrowings up to $90.0 million. The Short-Term Credit Agreement expired May 7, 2004, and has been extended for 90 days to August 5, 2004, while the Corporation considers possible consolidation of its credit facilities.  Any amounts owed under the Short-Term Credit Agreement at the time of expiration mature one year from the expiration date. Borrowings under these agreements bear interest at a floating rate based on market conditions.  In addition, the Corporation’s interest rate and level of facility fees are dependent on maintenance of certain financial ratios, as defined in the agreements.  The Corporation is subject to annual facility fees on the commitments under the Revolving Credit Agreement and Short-Term Credit Agreement.  The Corporation is required under these agreements to maintain certain financial ratios and meet certain other financial tests, of which the Corporation is in compliance at June 30, 2004. Cash borrowings (excluding letters of credit) under the two credit agreements at June 30, 2004 were $87.8 million as compared to $8.9 million at December 31, 2003. The unused credit available under these agreements at June 30, 2004 was $120.1 million.

On July 23, 2004, the Corporation amended its existing credit facility, increasing the available line of credit from $225 million to $400 million.  The Corporation plans to use the credit line for working capital purposes, internal growth initiatives, funding of possible future acquisitions, and other general corporate purposes.  The agreement expires in 2009.

On September 25, 2003 the Corporation issued $200.0 million of Senior Notes (the “Notes”).  The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013.  The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness.  The Corporation, at its option, can prepay at any time, all or from time to time any part of, the Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement.  The Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes.  The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests, of which the Corporation is in compliance at June 30, 2004.

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

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.3 million at June 30, 2004 and December 31, 2003.  The loans outstanding under the Senior Notes, Interest Rate Swaps, Revolving Credit Agreements, and Industrial Revenue Bonds had variable interest rates averaging 3.7% during the second quarter of 2004; 2003 loans outstanding under the Revolving Credit Agreements and Industrial Revenue Bonds had variable interest rates averaging 2.1% for the second quarter of 2003.

Cash generated from operations is considered adequate to meet the Corporation’s cash requirements for the upcoming year, including anticipated debt repayments, planned capital expenditures, dividends, satisfying environmental obligations, and working capital requirements. Undistributed earnings from certain of the Corporation’s foreign subsidiaries are considered to be permanently reinvested.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America.  Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.  We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations:

Revenue recognition:The realization of revenue refers to the timing of its recognition in the accounts of the Corporation and is generally considered realized or realizable and earned when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the Corporation’s price to its customer is fixed or determinable; and 4) collectibility is reasonably assured.

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered. This method is used in our Metal Treatment segment and in some of the business units within the Motion Control and Flow Control segments that serve commercial markets.

For certain contracts in our Flow Control and Motion Control segments that require performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method of accounting is used primarily for the Corporation’s defense contracts and certain long-term commercial contracts. This method recognizes revenue and profit as the contracts progress towards completion.  For certain contracts that contain a significant number of performance milestones, as defined by the customer, sales are recorded based upon achievement of these performance milestones.  The performance milestone method is an output measure of progress towards completion made in terms of results achieved.  For certain fixed price contracts, where none or a limited number of milestones exist, the cost-to-cost method is used, which is an input measure of progress towards completion.  Under the cost-to-cost input method, sales and profits are recorded based on the ratio of costs incurred to an estimate of total costs at completion.

Application of percentage-of-completion methods of revenue recognition requires the use of reasonable and dependable estimates of the future material, labor, and overhead costs that will be incurred. The percentage-of-completion method of accounting for long-term contracts requires a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon the industry knowledge and experience of the Corporation’s engineers, project managers, and financial staff.  These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on operating performance. Adjustments to original estimates for contract revenue, estimated costs at completion, and the estimated total profit are often required as work progresses throughout the contract and as experience and more information is obtained, even though the scope of work under the contract may not change. These changes are recorded on a cumulative retroactive basis in the period they are determined to be necessary.

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

Some of the Corporation’s customers withhold certain amounts from the billings they receive.  These retainages are generally not due until the project has been completed and accepted by the customer.

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

Pension and other postretirement benefits:  The Corporation, in consultation with its actuaries, determines the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the number of employees who will receive benefits along with the tenure and salary level of those employees, the expected return on plan assets, the discount rates used on plan obligations, and the trends in health care costs. Changes in these assumptions in future years will have an effect on the Corporation’s pension and postretirement costs and associated pension and postretirement assets and liabilities.

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

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market—related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year.  Although over the last ten years the market related value of assets had an average annual yield of 11.6%, the actual returns averaged 8.5% during the same period.  The Corporation has consistently used the 8.5% rate as a long-term overall average return. Given the uncertainties of the current economic and geopolitical landscapes, we consider the 8.5% to be a reasonable assumption of the future long-term investment returns.

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

See Note 9 to the Corporation’s Consolidated Financial Statements in Item 1 of this quarterly report for further information on the Corporation’s pension and postretirement plans, including an estimate of future cash contributions.

Environmental reserves:  The Corporation provides for environmental reserves when, in conjunction with internal and external legal counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when the Corporation first records a liability for a particular site. In estimating the future liability and continually evaluating the sufficiency of such liabilities, the Corporation weighs certain factors including the Corporation’s participation percentage due to a settlement by or bankruptcy of other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation.

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

Goodwill:  The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes.  Estimates are also used for the Corporation’s cost of capital in discounting the projected future cash flows.  The Corporation utilizes an independent third party cost of capital analysis in determination of its estimates.  If it has been determined that an impairment has occurred, the Corporation may be required to recognize an impairment of its asset, which would be limited to the difference between the book value of the asset and its fair value.  Any such impairment would be recognized in full in the reporting period in which it has been identified.

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

RECENT DEVELOPMENTS

Please refer to Note 16 of the Corporation’s Consolidated Financial Statements in Part 1, Item 1 of this quarterly report.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s profitability may also be adversely affected during any period of unexpected or rapid increase in interest rates.  The Corporation’s market risk for a change in interest rates relates primarily to its debt obligations.  The Corporation shifted its interest rate exposure from 46% variable at December 31, 2003 to 60% variable at June 30, 2004.  The increase in variable interest rate is exposure is due to the Corporation funding its 2004 acquisition activity through its revolving credit facility.  A change in interest rates of 1% would have an impact on consolidated interest expense of approximately $1.8 million.

The Corporation is exposed to fluctuations in foreign currency exchange rates, particularly to the Canadian dollar, British pound, and the Euro.  Any significant change in the value of the currencies of those countries in which the Corporation does business against the U.S. dollar could have an adverse effect on the Corporation’s business, financial condition, and results of operations.  Management seeks to minimize the risk from these foreign currency fluctuations principally through invoicing the Corporation’s customers in the same currency as the source of the products.  However, the Corporation’s efforts to minimize these risks may not be successful.

The acquisitions of Dy 4 and Primagraphics have increased the Corporation’s exposure to foreign currency exchange rate fluctuations related to the Canadian dollar and the British pound.  The Corporation plans to hedge this risk using forward rate contracts.  Further information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.         CONTROLS AND PROCEDURES

As of June 30, 2004, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

FORWARD-LOOKING INFORMATION

Except for historical information contained herein, this Quarterly Report on Form 10-Q does contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934.  Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements.  Such forward- looking information can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  No assurance can be given that the future results described by the forward-looking information will be achieved.  Such statements are subject to risks, uncertainties, and other factors, which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward-looking information.  Readers are cautioned not to put undue reliance on such forward-looking information.  Such statements in this Report include, without limitation, those contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note.  Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders, (ii) change in governmental spending, (iii) an economic downturn, (iv) unanticipated environmental remediation expenses or claims, (v) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations, (vi) changes in the competitive marketplace and/or customer requirements, (vii) an inability to perform customer contracts at anticipated cost levels, and (viii) other factors that generally affect the business of companies operating in the Corporation’s Segments.

PART II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits and contingent liabilities. The Corporation does not believe that disposition of any of these matters will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

Curtiss-Wright Corporation or its subsidiaries have been named in approximately 90 lawsuits that allege injury from exposure to asbestos.  To date, Curtiss-Wright has secured its dismissal without prejudice in approximately 15 lawsuits, and is currently in discussions for similar dismissal in several others, and has not been found liable or paid any material sum of money in settlement in any case.  Curtiss-Wright believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate.  Curtiss-Wright does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

Item 4.         SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

On April 23, 2004, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors and the appointment of independent accountants for the Registrant.

The vote received by the director nominees was as follows:

	For	Withheld
Class B common:
Martin R. Benante	6,645,044	58,387

James B. Busey IV	6,655,767	47,662

Dave Lasky	6,645,217	58,212

Carl G. Miller	6,655,836	47,595

William B. Mitchell	6,655,456	47,975

John Myers	6,656,458	46,973

William W. Sihler	6,646,008	57,423

J. McLain Stewart	6,644,067	59,362
Common:
S. Marce Fuller	11,601,369	130,014

There were no votes against or broker non-votes.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Registrant. The holders of shares 18,286,149 voted in favor; 127,044 voted against and 21,618 abstained. There were no broker non-votes.

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)                                  Exhibits

Exhibit 4

Amended and Restated Credit Agreement dated July 23, 2004 between Registrant, the Issuing Banks referred to therein, the Lenders parties thereto from time to time, and Bank of America, N.A., as Administrative Agent, filed herewith.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:	/s/ Glenn E. Tynan
Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: August 6, 2004