Form 10-Q
period 2004-09-30
CURTISS WRIGHT CORP
filed 2004-11-09
CIK 26324

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
Commission File Number 1-134

              CURTISS-WRIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-0612970 (I.R.S. Employer Identification No.)

4 Becker Farm Road Roseland, New Jersey (Address of principal executive offices)	07068 (Zip Code)

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

Common Stock, par value $1.00 per share: 12,660,308 shares (as of October 31, 2004).
Class B Common Stock, par value $1.00 per share: 8,764,246 shares (as of October 31, 2004).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales	$236,574	$189,618	$673,935	$552,408
Cost of sales	154,725	132,601	444,469	379,677
Gross profit	81,849	57,017	229,466	172,731

Research and development expenses	8,443	5,417	24,409	16,494
Selling expenses	17,413	9,612	44,760	28,887
General and administrative expenses	30,033	20,740	83,071	65,320
Environmental remediation and administrative expenses	200	380	491	380
Pension expense (income), net	295	(527)	377	(1,580)
Operating income	25,465	21,395	76,358	63,230

Other income (expense), net	185	(91)	(11)	182
Interest expense	(3,135)	(1,113)	(8,418)	(2,906)

Earnings before income taxes	22,515	20,191	67,929	60,506
Provision for income taxes	7,795	7,672	23,276	22,992

Net earnings	$14,720	$12,519	$44,653	$37,514

Basic earnings per share	$0.69	$0.61	$2.11	$1.82
Diluted earnings per share	$0.68	$0.60	$2.08	$1.80

Dividends per share	$0.09	$0.08	$0.27	$0.23

Weighted average shares outstanding:
Basic	21,359	20,656	21,122	20,608
Diluted	21,715	20,936	21,476	20,856

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$38,537	$98,672
Receivables, net	184,559	143,362
Inventories, net	116,837	97,880
Deferred tax assets, net	24,307	23,630
Other current assets	13,697	10,979
Total current assets	377,937	374,523
Property, plant and equipment, net	251,086	238,139
Prepaid pension costs	77,821	77,877
Goodwill	346,367	220,058
Other intangible assets, net	110,063	48,268
Other assets	18,846	14,800
Total Assets	$1,182,120	$973,665

Liabilities
Current Liabilities:
Short-term debt	$957	$997
Accounts payable	53,787	43,776
Dividends payable	1,929	—
Accrued expenses	47,441	44,938
Income taxes payable	4,975	6,748
Other current liabilities	45,103	39,424
Total current liabilities	154,192	135,883
Long-term debt	348,226	224,151
Deferred tax liabilities, net	20,618	21,798
Accrued pension and other postretirement benefit costs	79,427	75,633
Long-term portion of environmental reserves	19,364	21,083
Other liabilities	21,183	16,236
Total Liabilities	643,010	494,784
Stockholders’ Equity
Common stock, $1 par value	16,646	16,611
Class B common stock, $1 par value	8,765	8,765
Additional paid-in capital	52,911	52,998
Retained earnings	582,579	543,670
Unearned portion of restricted stock	(39)	(55)
Accumulated other comprehensive income	23,037	22,634
	683,899	644,623
Less: Cost of treasury stock	(144,789)	(165,742)
Total Stockholders’ Equity	539,110	478,881
Total Liabilities and Stockholders’ Equity	$1,182,120	$973,665

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$44,653	$37,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,721	22,963
Non-cash pension expense (income)	377	(1,580)
Deferred income taxes	(1,549)	(811)
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables	(16,094)	3,069
(Increase) decrease in inventories	(3,078)	4,590
Decrease in progress payments	(2,945)	(3,428)
(Decrease) increase in accounts payable and accrued expenses	(190)	4,192
Increase (decrease) in deferred revenue	4,498	(12,508)
(Decrease) increase in income taxes payable	(2,170)	6,260
(Increase) decrease in other assets	(1,386)	2,951
Decrease in other liabilities	(50)	(5,031)
Total adjustments	9,134	20,667
Net cash provided by operating activities	53,787	58,181
Cash flows from investing activities:
Proceeds from sales of non-operating assets	1,168	1,078
Acquisitions of intangible assets	(2,100)	—
Additions to property, plant and equipment	(20,569)	(24,540)
Acquisition of new businesses	(218,653)	(37,485)
Net cash used for investing activities	(240,154)	(60,947)
Cash flows from financing activities:
Proceeds from issuance of debt	527,006	384,612
Principal payments on debt	(403,982)	(314,220)
Proceeds from exercise of stock options	6,743	2,352
Dividends paid	(3,815)	(3,093)
Net cash provided by financing activities	125,952	69,651
Effect of foreign currency	280	1,444
Net (decrease) increase in cash and cash equivalents	(60,135)	68,329
Cash and cash equivalents at beginning of period	98,672	47,717
Cash and cash equivalents at end of period	$38,537	$116,046
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$251,107	$38,547
Earn-out payments and release of holdback funds on previous years’ acquisitions	3,003	2,226
Fair value of Common Stock issued as consideration for acquisitions	(14,000)	—
Liabilities assumed in current year acquisitions	(19,120)	(3,288)
Cash acquired	(2,337)	—
Net cash paid for acquisitions	$218,653	$37,485

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Unearned Portion of Restricted Stock Awards	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2002	$10,618	$4,382	$52,200	$508,298	$(60)	$6,482	$(170,692)

Net earnings	—	—	—	52,268	—	—	—
Translation adjustments, net	—	—	—	—	—	16,152	—
Dividends	—	—	—	(6,520)	—	—	—
Stock options exercised, net	—	—	741	—	—	—	4,812
Other	—	—	57	—	5	—	138
Two-for-one common stock split effected in the form of a 100% stock dividend	5,993	4,383	—	(10,376)	—	—	—
December 31, 2003	16,611	8,765	52,998	543,670	(55)	22,634	(165,742)

Net earnings	—	—	—	44,653	—	—	—
Translation adjustments, net	—	—	—	—	—	403	—
Dividends	—	—	—	(5,744)	—	—	—
Stock options exercised, net	—	—	(4,681)	—	—	—	10,071
Stock issued under employee stock purchase plan	35	—	1,318	—	—	—	—
Equity issued in connection with acquisitions	—	—	3,259	—	—	—	10,741
Other	—	—	17	—	16	—	141
September 30, 2004	$16,646	$8,765	$52,911	$582,579	$(39)	$23,037	$(144,789)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, oil and gas, petrochemical, agricultural equipment, medical, railroad, power generation, security, metalworking, and general industries. Operations are conducted through 34 manufacturing facilities, 56 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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
Share and per share amounts have been adjusted to reflect the Corporation’s 2-for-1 stock split on December 17, 2003.
Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This guidance supersedes FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

interim or annual period beginning after June 15, 2004. Additional information regarding the impact of the Act is presented in Note 9.

2.          ACQUISITIONS

The Corporation acquired ten businesses during the nine months ended September 30, 2004, eight of which are described in more detail below. The remaining two acquisitions had an aggregate purchase price of $1.1 million. All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the value of identifiable intangible assets with a finite life and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, within twelve months from acquisition. The Corporation does not consider the acquisitions made in the nine months ended September 30, 2004 to be material, individually or in the aggregate, to its financial position, liquidity, or results of operations, and therefore no pro forma financial statements are provided. The results of each acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

Motion Control Segment

Synergy

On August 31, 2004, the Corporation acquired the outstanding stock of Synergy Microsystems, Inc (“Synergy”). The purchase price of the acquisition, subject to customary adjustments as provided in the Stock Purchase Agreement, was $48.6 million in cash. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. Per the terms of the agreement, the Corporation paid $2.5 million into escrow as security for potential indemnification claims. Any escrow remaining after claims for indemnification have been settled will be paid to the seller 18 months from the acquisition date by the escrow agent. The estimated excess of the purchase price over the fair value of the net assets acquired is $26.4 million at September 30, 2004.

Synergy specializes in the design, manufacture and integration of single- and multi-processor, single-board computers for VME and CompactPCI systems to meet the needs of demanding real-time applications in military, aerospace, industrial and commercial markets. Revenues of the acquired business were $17.5 million for the year ended December 31, 2003. Synergy is headquartered in San Diego, CA and has a facility in Tucson, AZ.

Primagraphics

On May 28, 2004, the Corporation acquired the outstanding shares of Primagraphics Holdings Limited (“Primagraphics”). The purchase price of the acquisition, subject to customary adjustments as provided in the Stock Purchase Agreement, was £12.3 million ($22.1 million) in cash. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $11.9 million at September 30, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

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

Dy 4

On January 31, 2004, the Corporation acquired the outstanding stock of Dy 4 Systems, Inc. and Dy 4 (U.S.) Inc. (collectively “Dy 4”) from Solectron Corporation. The purchase price of the acquisition was $109.4 million in cash. Management funded the purchase price with cash on hand and from the Corporation’s revolving credit facilities. The purchase price has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of September 30, 2004, as follows:

(In thousands)
Net working capital	$10,043
Property, plant, and equipment	7,213
Intangible assets	29,700
Net tangible and intangible assets	46,956
Purchase price, including capitalized acquisition costs	110,352
Goodwill	$63,396

Dy 4 is considered a market leader in ruggedized embedded computing solutions for the defense and aerospace industries. Using standard, commercially available computing technologies, referred to as commercial-off-the-shelf or “COTS”, Dy 4 customizes the products to perform reliably in rugged conditions, such as extreme temperature, terrain and/or speed. Based in Ottawa, Canada, Dy 4 also has an operations facility in Virginia and a sales office in the United Kingdom. Revenues of the purchased business for the fiscal year ending August 29, 2003 were $72.4 million.

Flow Control Segment

Groquip

On July 12, 2004, the Corporation acquired the outstanding stock of Groth Equipment Corporation of Louisiana (“Groquip”). The purchase price of the acquisition, subject to customary adjustments as provided in the Stock Purchase Agreement, was $4.7 million, payable in the Corporation’s restricted Common Stock valued at $1.0 million and cash of $3.7 million, and the assumption of certain liabilities. The cash portion of the purchase price was funded from credit available under the Corporation’s revolving credit facilities. The Corporation is holding $0.5 million as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid within 12 months of the acquisition date. The estimated excess of the purchase price over the fair value of the net assets acquired is $1.3 million at September 30, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Groquip is a market leader in the hydrocarbon and chemical processing industries. Groquip provides products and services for various pressure-related processes that ensure safe operation and regulatory compliance. Groquip is a manufacturer’s sales representative for rupture discs, conservation vents, fire and gas detectors and pressure relief valves. They also provide field and in-shop service and repairs for pressure relief valves and a variety of specialty valves. Revenues of the acquired business were $10.1 million for the twelve months ended June 30, 2004. Groquip is headquartered in Geismar, Louisiana and has a sales and service center located in Sulphur, Louisiana.

NOVA

On May 24, 2004, the Corporation acquired certain assets of NOVA Machine Products Corporation (“NOVA”). The purchase price of the acquisition, subject to customary adjustments as provided in the Asset Purchase Agreement, was $20.7 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The Corporation is holding $1.3 million as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid within 18 months of the acquisition date. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria through 2009 up to a maximum additional payment of $9.2 million. The estimated excess of the purchase price over the fair value of the net assets acquired is $11.4 million at September 30, 2004.

NOVA is one of the largest suppliers of safety-related fasteners to the U.S. nuclear power industry and the Department of Energy (“DOE”), and also provides a wide range of manufactured and distributed products and related services. NOVA is currently under exclusive contract with many of the U.S. nuclear utilities for its proprietary Utility Stock Exchange® program. This program manages the utility’s inventory and spare parts, and positions NOVA to be the preferred supplier for nuclear-grade and other critical components. NOVA will expand this capability to include Curtiss-Wright’s current product offerings in the commercial power generation market. Revenues of the acquired business were $17.1 million for the year ended December 31, 2003. NOVA is headquartered in Middleburg Heights, OH, with distribution centers in Glendale Heights, IL, and Decatur, AL, and five sales offices throughout the U.S.

Trentec

On May 24, 2004, the Corporation acquired certain assets of Trentec, Inc. (“Trentec”). The purchase price of the acquisition, subject to customary adjustments as provided in the Asset Purchase Agreement, was $13.8 million, payable in the Corporation’s restricted Common Stock valued at $13.0 million and cash of $0.8 million, and the assumption of certain liabilities. The cash portion of the purchase price is being held by the Corporation as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid within 18 months of the acquisition date. The estimated excess of the purchase price over the fair value of the net assets acquired is $5.7 million at September 30, 2004.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

business were $13.5 million for the year ended December 31, 2003. Trentec’s operations are located in Cincinnati, Ohio.

Metal Treatment Segment

Everlube

On April 2, 2004, the Corporation purchased the assets of the Everlube Products division (“Everlube”) of Morgan Advanced Ceramics, Inc. The purchase price of the acquisition was $6.5 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $3.3 million at September 30, 2004.

Everlube is a pioneer and leader in manufacturing solid film lubricant (SFL) and other specialty engineered coatings with more than 180 formulations available. Everlube coatings include well-known, proprietary brands such as Everlube®, EverSlik®, Lube-Lok®, Lubri-Bond®, Perma-Slik®, Kal-Gard®, Electrobond®, Electrolube®, Formkote®, Henderlube™, Ecoalube™, Esnalube™, and Henco-Mask™. Everlube’s engineered coatings improve the functional performance of metal components in lubrication, temperature, and corrosion resistance. The coatings are developed for use in high performance, niche applications and are generally either “approved for use” or “specified” after extensive testing and evaluation by a customer. Customers include original equipment manufacturers (OEMs), commercial metal finishers, and distributors for use in aerospace, automotive, general industrial, electronic, military, and medical applications. Everlube coatings are extensively specified by OEMs, with more than 1,000 specifications currently active. In addition, many military and U.S. Department of Defense agencies have qualified Everlube coatings. Revenues of the acquired business were $3.9 million for the year ended December 31, 2003. Everlube is located in Peachtree City, Georgia.

Evesham

On February 24, 2004, the Corporation purchased the assets of the Evesham business located in the United Kingdom (“Evesham”) from Morgan Advanced Ceramics, Ltd. The purchase price of the acquisition was £3.4 million ($6.4 million) in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $2.2 million at September 30, 2004.

Evesham manufactures and applies an extensive range of solid film lubricant (SFL) coatings, which provide lubrication, corrosion resistance and enhanced engineering performance. Evesham is a sister facility to the six North American E/M Coatings Service facilities that were acquired by Curtiss-Wright in 2003. E/M Coatings constitutes one of the largest providers of SFL coatings in North America. The coatings are used in a broad range of products and industries whenever conventional wet lubricants provide insufficient protection due to high temperatures, extreme loads, corrosion, wear, chemical corrosion, or other adverse operating conditions. Revenues of the acquired business were £2.6 million ($4.2 million) for the year ended December 31, 2003.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

3.          RECEIVABLES

Receivables at September 30, 2004 and December 31, 2003 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

	(In thousands)
	September 30, 2004	December 31, 2003
Billed Receivables:
Trade and other receivables	$141,658	$111,068
Less: Allowance for doubtful accounts	(3,888)	(3,449)
Net billed receivables	137,770	107,619
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	63,906	56,070
Less: Progress payments applied	(17,117)	(20,327)
Net unbilled receivables	46,789	35,743
Receivables, net	$184,559	$143,362

The net receivable balance at September 30, 2004 includes $24.2 million related to the Corporation’s 2004 acquisitions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

4.          INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2004	December 31, 2003
Raw material	$50,023	$40,624
Work-in-process	35,469	26,409
Finished goods and component parts	51,867	46,575
Inventoried costs related to U.S. Government and other long-term contracts	20,970	20,544
Gross inventories	158,329	134,152
Less: Inventory reserves	(27,233)	(22,278)
Progress payments applied, principally related to long-term contracts	(14,259)	(13,994)
Inventories, net	$116,837	$97,880

The net inventory balance at September 30, 2004 includes $17.4 million related to the Corporation’s 2004 acquisitions.

5.          GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	(In thousands)
	Motion Control	Flow Control	Metal Treatment	Consolidated
December 31, 2003	$110,850	$93,418	$15,790	$220,058
Goodwill from 2004 acquisitions	102,029	18,776	5,623	126,428
Change in previous estimates of fair value of net assets acquired	(602)	722	(857)	(737)
Currency translation adjustment	374	329	(85)	618
September 30, 2004	$212,651	$113,245	$20,471	$346,367

The purchase price allocations relating to businesses acquired during the twelve months ended September 30, 2004 are based on estimates and have not yet been finalized.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Corporation completed its required annual goodwill impairment testing during the third quarter of 2004. The testing indicated that the recorded carrying value of the Corporation’s goodwill is not impaired.

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

	(In thousands)
September 30, 2004	Gross	Accumulated Amortization	Net
Developed technology	$91,322	$(7,117)	$84,205
Customer related intangibles	23,295	(2,023)	21,272
Other intangible assets	6,418	(1,832)	4,586
Total	$121,035	$(10,972)	$110,063

	(In thousands)
December 31, 2003	Gross	Accumulated Amortization	Net
Developed technology	$32,892	$(2,966)	$29,926
Customer related intangibles	14,469	(863)	13,606
Other intangible assets	5,902	(1,166)	4,736
Total	$53,263	$(4,995)	$48,268

The following table presents the changes in the net balance of other intangibles assets during the nine months ended September 30, 2004.

	(In thousands)
	Developed Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2003	$29,926	$13,606	$4,736	$48,268
Acquired during 2004	58,217	7,326	743	66,286
Amortization expense	(4,138)	(1,160)	(673)	(5,971)
Change in estimate of fair value related to purchase price allocations	—	1,500	(290)	1,210
Net currency translation adjustment	200	—	70	270
September 30, 2004	$84,205	$21,272	$4,586	$110,063

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

             Total estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)
FY 2005	$11,165
FY 2006	10,848
FY 2007	10,848
FY 2008	10,679
FY 2009	8,718
Thereafter	57,805

7.	WARRANTY RESERVES

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

	(In thousands)
	2004	2003
Warranty reserves at January 1,	$10,011	$9,504
Increase due to acquisitions	860	—
Provision for current year sales	1,811	1,211
Change in estimates to pre-existing warranties	(1,624)	(703)
Current year claims	(1,832)	(1,395)
Translation adjustment	68	177
Warranty reserves at September 30,	$9,294	$8,794

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

8.	DEBT
Debt at September 30, 2004 and December 31, 2003 consists of the following:

	(In thousands)
	September 30, 2004	December 31, 2003
Industrial Revenue Bonds, due through 2028. Weighted average interest rate is 1.24% per annum for the nine months ended September 30, 2004 and the year ended December 31, 2003.	$14,310	$14,296
Revolving Credit Agreement, due 2009. Weighted average interest rate is 2.29% and 1.97% per annum for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.	132,000	8,868
5.13% Senior Notes due 2010	75,343	75,217
5.74% Senior Notes due 2013	126,630	125,747
Other debt	900	1,020
Total debt	349,183	225,148
Less: Short-term debt	957	997
Total Long-term debt	$348,226	$224,151

On July 23, 2004, the Corporation amended its existing credit facility, increasing the available line of credit from $225 million to $400 million. The Corporation plans to use the credit line for working capital purposes, internal growth initiatives, funding of future acquisitions, and other general corporate purposes. The agreement expires in 2009. As a result of the amended credit facility, there is no longer a short-term borrowing agreement.

The estimated fair values of the Corporation’s debt instruments at September 30, 2004 aggregated $352.1 million compared to a carrying value of $349.2 million. The carrying amount of the variable interest rate long-term debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated based on valuations provided by third parties in accordance with their proprietary models.

In November 2003 the Corporation entered into two interest rate swap agreements to effectively convert the fixed interest rates on the Senior Notes to variable rates. The carrying amount of the interest rate swaps reflects their fair value as provided by third parties in accordance with their proprietary models. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Aggregate future maturities of debt as of September 30, are as follows:

(In thousands)
FY 2005	$957
FY 2006	58
FY 2007	5,060
FY 2008	60
FY 2009	132,062
Thereafter	209,013
Total*	$347,210
*Amount excludes a $2.0 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that will not be settled in cash.

9.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

             Pension Plans

The components of net periodic pension cost (benefit) for the three months ended September 30, 2004 and 2003 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Service cost	$2,742	$2,259	$754	$648
Interest cost	1,747	1,916	2,062	1,959
Expected return on plan assets	(4,447)	(4,518)	(1,666)	(1,589)
Amortization of prior service cost	40	20	—	—
Amortization of net loss (gain)	21	(203)	—	—
Amortization of transition obligation	(1)	(1)	—	—
Cost of settlement	193	—	—	—
Net periodic benefit cost (income)	$295	$(527)	$1,150	$1,018

The components of net periodic pension cost (benefit) for the nine months ended September 30, 2004 and 2003 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Service cost	$7,378	$6,777	$2,436	$1,944
Interest cost	5,657	5,734	6,060	5,877
Expected return on plan assets	(12,957)	(13,554)	(5,710)	(4,767)
Amortization of prior service cost	84	60	—	—
Amortization of net loss (gain)	25	(609)	—	—
Amortization of transition obligation	(3)	(3)	—	—
Cost of settlement	193	15	—	—
Net periodic benefit cost (income)	$377	$(1,580)	$2,786	$3,054

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

No contributions have been made to the pension plans during the nine months ended September 30, 2004. The Corporation anticipates contributing $2.5 million to the EMD pension plan in the fourth quarter of 2004, although there is no required minimum amount for the year. No contributions are estimated to be made to the Curtiss-Wright Pension plan due to its funded status.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the three months ended September 30, 2004 and 2003 were:

		(In thousands)
	Curtiss-Wright Plan		EMD Plan
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Service cost	$—	$—	$219	$176
Interest cost	7	9	643	597
Amortization of net (gain) loss	(15)	(18)	—	—

Net periodic benefit (income) cost	$(8)	$(9)	$862	$773

The components of the net postretirement benefit cost for the nine months ended September 30, 2004 and 2003 were:

		(In thousands)
	Curtiss-Wright Plan		EMD Plan
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Service cost	$—	$—	$657	$529
Interest cost	23	29	1,876	1,791
Amortization of net (gain) loss	(45)	(55)	—	—
Net periodic benefit (income) cost	$(22)	$(26)	$2,533	$2,320

During the nine months ended September 30, 2004, the Corporation has paid $0.1 and $1.6 million on the Curtiss-Wright and EMD postretirement plans, respectively. During 2004, the Corporation anticipates contributing $0.1 million and $2.2 million to the postretirement plans, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was enacted in December 2003. The Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit provided by Medicare Part D. The Corporation, in consultation with its actuary, has determined that there would be no impact on the Curtiss-Wright Postretirement Benefit Plan. However, the Corporation is currently unable to conclude whether the benefits provided by its EMD Postretirement Benefit Plan are actuarially equivalent to Medicare Part D under the Act. The Corporation’s actuary is currently in the process of determining the actuarially equivalent benefit, if any, and as such, the effects of this Act have not yet been reflected in the accumulated postretirement benefit obligation or net periodic postretirement benefit cost.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

10.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. Share amounts presented below have been adjusted on a pro forma basis for the stock split in 2003. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

		(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	21,359	20,656	21,122	20,608
Dilutive effect of stock options and deferred stock compensation	356	280	354	248
Diluted weighted average shares outstanding	21,715	20,936	21,476	20,856

There were no antidilutive shares for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003 the antidilutive shares were zero and 160,000, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Corporation’s pro forma results are as follows:

	(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings, as reported	$14,720	$12,519	$44,653	$37,514
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(482)	(315)	(1,367)	(945)
Pro forma net earnings	$14,238	$12,204	$43,286	$36,569

Net earnings per share:
As reported:
Basic	$0.69	$0.61	$2.11	$1.82
Diluted	$0.68	$0.60	$2.08	$1.80
Pro forma:
Basic	$0.67	$0.59	$2.05	$1.77
Diluted	$0.66	$0.58	$2.02	$1.75

Employee Stock Purchase Plan

In April 2003, the Corporation’s Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Corporation’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. The first offering period of the ESPP began on January 1, 2004. Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. During the nine months ended September 30, 2004, 35,000 shares were purchased under the ESPP. As of September 30, 2004, there were 965,000 shares available for future offerings.

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

The Corporation has been named as a potentially responsible party (“PRP”), as have many other corporations and municipalities, in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

settlement discussions and payments from established reserves. Significant sites remaining open at the end of the quarter are: Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; Amenia landfill site, Amenia, New York; and Chemsol, Inc. superfund site, Piscataway, New Jersey. The Corporation believes that the outcome for any of these remaining sites will not have a materially adverse effect on the Corporation’s results of operations or financial condition.

In the first quarter of 2004, the Corporation signed a PRP agreement joining a number of other companies to respond to a U.S.E.P.A. Request For Information concerning the Lower Passaic River site. As of September 30, 2004, the Corporation considers itself a nominal participant and the outcome of this matter would not have a materially adverse effect on the Corporation’s results of operation or financial condition.

13.	SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

		(In thousands) Three Months Ended September 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other(1)	Consolidated Totals
Revenue from external customers	$94,204	$97,727	$44,643	$236,574	$—	$236,574
Intersegment revenues	—	—	145	145	(145)	—
Operating income	9,845	10,399	6,817	27,061	(1,596)	25,465

		(In thousands) Three Months Ended September 30, 2003
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$84,167	$70,157	$35,294	$189,618	$—	$189,618
Intersegment revenues	—	—	151	151	(151)	—
Operating income	7,110	9,537	4,321	20,968	427	21,395

(1)	Corporate and Other includes pension income/expense, which has been reclassified from prior year presentation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	(In thousands) Nine Months Ended September 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$269,804	$272,649	$131,482	$673,935	$—	$673,935
Intersegment revenues	—	—	418	418	(418)	—
Operating income	29,122	28,700	20,971	78,793	(2,435)	76,358

	(In thousands) Nine Months Ended September 30, 2003
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$263,125	$188,181	$101,102	$552,408	$—	$552,408
Intersegment revenues	—	—	419	419	(419)	—
Operating income	30,176	18,734	13,102	62,012	1,218	63,230

(1)	Corporate and Other includes pension income/expense, which has been reclassified from prior year presentation.
	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
September 30, 2004	$381,470	$519,507	$190,232	$1,091,209	$90,911	$1,182,120
December 31, 2003	323,689	317,631	170,547	811,867	161,798	973,665

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total segment operating income	$27,061	$20,968	$78,793	$62,012
Corporate and administrative	(1,596)	427	(2,435)	1,218
Other income (expense), net	185	(91)	(11)	182
Interest expense	(3,135)	(1,113)	(8,418)	(2,906)
Earnings before income taxes	$22,515	$20,191	$67,929	$60,506

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

14.       COMPREHENSIVE INCOME

Total comprehensive income for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$14,720	$12,519	$44,653	$37,514
Translation adjustments, net	818	1,485	403	7,486
Total comprehensive income	$15,538	$14,004	$45,056	$45,000

The translation adjustments represent the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

15.       CONTINGENCIES AND COMMITMENTS

The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG (“UBS”) for a credit facility in the amount of 6.0 million Swiss francs ($4.8 million) for the issue of performance guarantees related to long-term contracts. The Corporation receives prepayments on certain contracts, which are used as collateral against the credit facility. The customers can draw down on the line of credit for nonperformance up to the amount of pledged collateral, which is released from restriction over time as the Corporation meets its obligations under the long-term contracts. Under the terms of this credit facility, the Corporation is not permitted to borrow against the line of credit. The Corporation is charged a commitment fee on the outstanding balance of the collateralized cash. As of September 30, 2004, the amount of restricted cash under this facility was $0.5 million, $0.1 million of which is expected to be released from restriction within one year.

The Corporation has several NRC licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $3.1 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART 1 – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS

COMPANY ORGANIZATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, embedded computing solutions, and electronic controls and sensors for the aerospace, defense, and general industrial markets. Metal Treatment provides a variety of metallurgical services, principally shot peening, heat treating, and coatings, for various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. For quarterly reporting purposes, acquisitions are segregated from the results of the Corporation’s base businesses for a full year, or in the more likely event of a mid-quarter acquisition, 5 quarters. For year to date reporting purposes, acquisitions remain segregated for two years, and the remaining businesses are referred to as the “base” businesses. An acquisition is considered base when the reporting period includes fully comparable current and prior period data. Therefore, for the third quarter our organic growth excludes the fourteen acquisitions acquired since the second quarter of 2003. For the first nine months of 2004 our organic growth excludes all acquisitions since January 1, 2003.

Three months ended September 30, 2004

Sales for the third quarter of 2004 totaled $236.6 million, an increase of 25% from sales of $189.6 million for the third quarter of 2003. New orders received for the current quarter of $239.7 million were up 89% over the orders of $126.8 million for the third quarter of 2003. Acquisitions made in the second half of 2003 and in 2004 contributed $53.1 million in incremental new orders received in the third quarter of 2004. Backlog increased 13% to $570.9 million at September 30, 2004 from $505.5 million at December 31, 2003. Acquisitions made during 2004 represented $58.7 million of the backlog at September 30, 2004. Approximately 64% of the Corporation’s backlog is from military business.

Sales for the third quarter of 2004 as compared to the same period last year benefited from the acquisitions completed in the second half of 2003 and in 2004, which contributed $43.0 million in incremental sales (or 92% of the overall increase) in the third quarter of 2004. The majority of these incremental sales came from the eight acquisitions made within our Motion Control segment since August 2003. The sales for the third quarter of 2004 also benefited from overall organic growth of 2%, led by the Metal Treatment segment, which grew organically 21% over the comparable prior year period. Organic sales within our Motion Control segment decreased 5% for the third quarter of 2004 mainly due to lower military aerospace and ground defense

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

sales related to the timing of contractual revenues. The organic sales within our Flow Control segment were flat quarter over quarter.

Higher sales of metal treatment services from our global shot peening, heat treating, and laser peening services of $6.4 million, higher sales of certain flow control products to the oil and gas industry of $3.8 million and the power generation market of $3.2 million, higher sales of flow control products to the defense electronics market of $1.6 million, and higher sales of commercial aerospace aftermarket services of $1.1 million all contributed to the organic growth in the quarter as compared to the prior year period. This organic growth was offset by the lower sales of flow control products to the U.S. Navy due to timing of contractual revenues of $8.9 million, lower sales of motion control electronic products of $4.7 million for use on military ground vehicles, and lower sales of motion control products of $1.9 million to the military aerospace market. Foreign exchange translation had a favorable impact on sales for the third quarter of 2004, contributing $4.1 million to the sales increase from the prior year period.

Operating income for the third quarter of 2004 totaled $25.5 million, an increase of 19% from $21.4 million for the same period last year. The increase is primarily attributable to the higher sales volume, favorable sales mix, and previously implemented cost reduction initiatives, which resulted in higher organic operating income from our base businesses of 7%. The organic operating income growth was mainly due to increases at the Metal Treatment and Flow Control segments of 54% and 47%, respectively. In addition, acquisitions completed in the second half of 2003 and in 2004 contributed $2.8 million in incremental operating income to the third quarter of 2004. The solid segment operating income growth was achieved despite the absorption of $1.3 million in costs associated with Sarbanes-Oxley Section 404 compliance and was partially offset by $0.8 million of lower pension income for the third quarter of 2004, due to additional service costs resulting from the acquisitions and slightly lower investment returns. Foreign exchange translation had a favorable impact of $0.7 million on operating income for the third quarter of 2004 as compared to the prior year period.

Net earnings for the third quarter of 2004 totaled $14.7 million, or $0.68 per diluted share, which represents an increase of 18% over the net earnings for the third quarter of 2003 of $12.5 million, or $0.60 per diluted share (adjusted for the December 2003 2-for-1 stock split). Higher segment operating income in the third quarter of 2004 of $6.1 million more than offset the Corporation’s lower pension income and higher interest expense as compared to the third quarter of 2003. The higher interest expense for the third quarter of 2004 was due to higher debt levels associated with the funding of the Corporation’s acquisition program and higher interest rates. Net earnings for the third quarter of 2004 include a one-time tax benefit of $0.6 million resulting from the recognition of a previously unprovided for deferred tax asset.

Nine months ended September 30, 2004

Sales for the first nine months of 2004 increased 22% to $673.9 million as compared to $552.4 million for the same period last year. New orders received for the first nine months of $683.2 million, were up 32% over the orders of $517.8 million for the first nine months of 2003. Acquisitions made in 2003 and 2004 contributed $106.5 million in incremental new orders received in the first nine months of 2004.

The sales increase is mainly due to the contributions from acquisitions and organic growth in some of our base businesses. Acquisitions made in 2003 and 2004 contributed $101.4 million in incremental sales (or 83% of the total increase) for the nine months ended September 30,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

2004. The majority of these incremental sales came from the nine acquisitions made within our Motion Control segment since January 2003. Sales for the first nine months of 2004 also benefited from overall organic growth of 4%. The organic growth was driven by our Metal Treatment and Motion Control segments, which experienced organic growth of 21% and 4%, respectively, for the first nine months of 2004 as compared to the prior year period. Organic sales for our Flow Control segment decreased 2% for the first nine months of 2004 as compared to the same period last year, mainly due to lower sales to the U.S. Navy.

In our base businesses, higher metal treatment sales of our global shot peening, laser peening, and heat treating services of $15.0 million, higher sales of certain flow control products to the power generation market of $8.9 million, the defense electronics markets of $5.4 million, and the oil and gas industry of $3.5 million, higher sales of our motion control products to the military aerospace market of $9.5 million, and to the commercial aerospace aftermarket services of $2.4 million, all contributed to the organic sales growth for the first nine months of 2004 as compared to the same period last year. This organic growth was partially offset by the lower sales of flow control products to the U.S. Navy due to timing of contractual revenues, a decrease of $26.2 million. In the first nine months of 2003, the Flow Control segment completed the shipment of two large projects to the U.S. Navy, which generated approximately $25 million in sales. In addition, lower sales of motion control electronic products of $11.8 million for use on domestic and European ground defense markets partially offset the overall organic growth. Favorable foreign exchange translation positively impacted sales for the first nine months of 2004 by $11.8 million as compared to the same period last year.

Operating income for the first nine months of 2004 increased to $76.4 million, up 21% over the $63.2 million from the same period last year. The increase is primarily due to the higher sales volume, favorable mix, and previously implemented cost reduction initiatives. Higher operating income from our base businesses, which increased 12% for the first nine months of 2004, was driven by strong organic growth in our Metal Treatment and Motion Control segments of 67% and 24%, respectively, over the prior year period. Operating income from the base businesses within our Flow Control segment decreased 2% as compared to the prior year period, mainly due to the two large high margin projects for the U.S. Navy in 2003 that did not occur in 2004. The solid segment operating income growth was achieved despite the absorption of $1.7 million in costs associated with Sarbanes-Oxley Section 404 compliance and lower pension income of $2.0 million due to additional service costs resulting from the acquisitions and slightly lower investment returns for the nine months ended September 30, 2004 over the comparable prior year period. Foreign exchange translation had a favorable impact of $1.9 million on operating income for the first nine months of 2004 as compared to the prior year period.

Net earnings for the first nine months of 2004 totaled $44.7 million, or $2.08 per diluted share, representing an increase of 19% over net earnings of $37.5 million, or $1.80 per diluted share (adjusted for the December 2003 2-for-1 stock split) for the first nine months of 2003. Net earnings for the first nine months of 2004 included two one-time tax benefits totaling $2.1 million, one resulting from a change in legal structure of one of our subsidiaries and the other from the recognition of a previously unprovided for deferred tax asset. The improvements were partially offset by higher interest expense of $5.5 million in the first nine months of 2004, which is associated with the debt incurred to fund our acquisition program and from higher interest rates.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Sales:
Flow Control	$94,204	$84,167	11.9%	$269,804	$263,125	2.5%
Motion Control	97,727	70,157	39.3%	272,649	188,181	44.9%
Metal Treatment	44,643	35,294	26.5%	131,482	101,102	30.0%
Total Sales	$236,574	$189,618	24.8%	$673,935	$552,408	22.0%
Operating Income:
Flow Control	$9,845	$7,110	38.5%	$29,122	$30,176	-3.5%
Motion Control	10,399	9,537	9.0%	28,700	18,734	53.2%
Metal Treatment	6,817	4,321	57.8%	20,971	13,102	60.1%
Total Segments	27,061	20,968	29.1%	78,793	62,012	27.1%
Pension (Expense)/Income	(295)	527	-156.0%	(377)	1,580	-123.9%
Corporate & Other	(1,301)	(100)	1201.0%	(2,058)	(362)	468.5%

Total Operating Income	$25,465	$21,395	19.0%	$76,358	$63,230	20.8%
Operating Margins:	10.5%	8.4%		10.8%	11.5%
Flow Control	10.6%	13.6%		10.5%	10.0%
Metal Treatment	15.3%	12.2%		15.9%	13.0%
Total Curtiss-Wright	10.8%	11.3%		11.3%	11.4%

Flow Control

The Corporation’s Flow Control segment posted sales of $94.2 million for the third quarter of 2004, an increase of 12% from $84.2 million in the third quarter of 2003. The sales increase was mainly due to the contributions from the 2004 acquisitions, which totaled $9.7 million in the third quarter of 2004. Organic sales growth was achieved in the power generation market, primarily due to expedited deliveries and additional orders of certain pumps, and additional orders of valves and field service work to commercial nuclear power plants, which totaled $3.2 million. This segment also experienced higher sales of coker valves to the oil and gas industry due to the increased demand for this technology, which increased $2.5 million, and increased sales of our electronic products to the U.S. Navy, due to the timing of orders, which increased $1.6 million as compared to the third quarter of 2003. This growth was offset by a decline in sales of flow control products to the U.S. Navy aircraft carrier and submarine programs due to timing of contractual revenues, a decrease of $8.9 million. Sales of this business segment also benefited from favorable foreign currency translation of $0.5 million in the third quarter of 2004 as compared to the prior year period.

Operating income for the third quarter of 2004 was $9.8 million, an increase of 39% as compared to $7.1 million for the same period last year. The increase in operating margins is mainly due to contract cost overruns on a safety relief valve project and inventory write-offs in the third quarter of 2003 totaling approximately $2.7 million that did not occur in 2004. Higher sales volume and a stronger sales mix for our power generation and oil and gas products, and higher sales volume for our electronic products to the U.S. Navy were offset by the profit impact from the lower flow control product sales to the U.S. Navy. In addition, the operating margins for the 2004 acquisitions were lower than those of the base businesses in the third quarter.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for the first nine months of 2004 were $269.8 million, an increase of 3% over the same period last year of $263.1 million, primarily due to the 2004 acquisitions, which contributed $12.9 million in incremental sales. The organic sales decreased 2% in the first nine months of 2004 compared to the prior year period. The decrease was mainly due to lower sales of flow control products to the U.S. Navy due to the timing of contractual revenues. In the first nine months of 2003, the Flow Control segment completed the shipment of two large projects to the U.S. Navy, which generated approximately $25 million in sales. Stronger sales of certain products to the power generation market, which increased $6.9 million due to additional orders and expedited deliveries, increased demand for coker valves for the oil and gas industry, which positively impacted sales by $4.2 million, and increased sales of our electronic products to the U.S. Navy, which increased $5.4 million as compared to the first nine months of 2003. Sales benefited from favorable foreign currency translation of $1.6 million in the first nine months of 2004 as compared to the same period last year.

Operating income for the first nine months of 2004 was $29.1 million, a decrease of 3% over the same period last year of $30.2 million. The reduction in operating income was mainly due to the profit impact related to the two large higher margin contracts in the first nine months of 2003 that did not reoccur in 2004. These projects contributed approximately $9.7 million in operating income for the first nine months of 2003. The decline was partially offset by a 50% increase in operating income for this segment’s remaining businesses over the comparable prior year period. The increases were mainly due to the 2003 contract cost overruns and inventory write-offs that did not occur in 2004, higher sales volume and a stronger sales mix for our power generation and oil and gas products, and higher sales volumes for our electronic products to the U.S. Navy.

New orders received for the Flow Control segment totaled $92.0 million in the third quarter of 2004 and $278.2 million for the first nine months of 2004, representing an increase of 104% and 17%, respectively, from the same periods in 2003. Acquisitions made in 2004 contributed $17.4 million and $20.6 million in incremental new orders received in the third quarter and first nine months of 2004, respectively. Backlog increased 6% to $336.8 million at September 30, 2004 from $317.8 million at December 31, 2003. Acquisitions made during 2004 represented $18.6 million of the backlog at September 30, 2004.

Motion Control

Sales for the Corporation’s Motion Control segment improved 39% to $97.7 million in the third quarter of 2004 from $70.2 million in the third quarter of 2003, primarily due to the contribution of the acquisitions completed in 2004 and the fourth quarter of 2003, which contributed $31.4 million in incremental sales for the period. Organic sales declined 5% in the third quarter of 2004. This organic decline was mainly due to scheduled production decreases for the Abrams tank and the Bradley Fighting Vehicle, which reduced electronic military sales by $4.9 million and expedited shipments of F-16 spares, which reduced military aerospace sales by $2.7 million. Offsetting these declines were increases in electronic spares on the Bradley Fighting Vehicle of $2.0 million in support of the war effort. In addition, foreign currency translation favorably impacted sales for the third quarter of 2004 by $2.0 million as compared to the prior year period.

Operating income for this segment in the third quarter of 2004 was $10.4 million, an increase of 9% over $9.5 million during the third quarter of 2003. The improvement was driven by higher

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

sales volume from acquisitions, favorable sales mix, and implemented cost control initiatives. During the third quarter of 2004, our European integrated sensing business experienced a reduction in reserve requirements of $0.8 million that is reflected in the margins for the period. Offsetting these increases were lower organic growth, several development programs with lower margins as compared to production program, and certain annual trade show expenses incurred in the third quarter of 2004 that were incurred during the second quarter in 2003. The business segment also benefited from favorable foreign currency translation in the third quarter of 2004 as compared to the third quarter of 2003.

Sales for the first nine months of 2004 were $272.6 million, an increase of 45% from sales of $188.2 during the first nine months of 2003, primarily due to the contribution of the 2003 and 2004 acquisitions, which contributed $77.7 million in incremental sales (or 92% of the overall increase). Organic sales growth was 4% in the first nine months of 2004 as compared to 2003, mainly driven by favorable foreign currency translation of $5.8 million as compared to the prior year period. The remaining increase was driven by several factors including an increase in electronic spares on the Bradley Fighting Vehicle of $3.4 million in support of the war effort, increased F/A-22 production sales of $2.8 million due to higher ship set requirements, increased sales from our integrated sensing business of $2.2 million and an increase in commercial repair and overhaul sales of $2.1 million over the comparable period of 2003 due to the continuing recovery of the global commercial aerospace industry. The segment also benefited from $5.0 million of sales of electronic products for the 767 refueling tanker program and helicopter radar warning sensors. These new programs have no comparable revenue base in the first nine months of 2003. Offsetting these increases were scheduled production decreases for the Abrams tank and the Bradley Fighting Vehicle, which reduced sales of electronic products to the military by $10.1 million, and lower European ground defense sales of approximately $3.0 million resulting from expedited deliveries in 2003.

Operating income for the first nine months of 2004 was $28.7 million as compared to $18.7 million for the comparable period in 2003, an increase of 53%. The improvement was driven by the higher sales volume, including contributions from the new acquisitions, favorable sales mix, and implemented cost control initiatives. The segment benefited from reductions in reserve requirements at its European integrated sensing business totaling $1.4 million for the nine months ended September 30, 2004. The business segment also benefited from favorable foreign currency translation in the first nine months of 2004 as compared to the first nine months of 2003.

New orders received for the Motion Control segment totaled $103.2 million in the third quarter of 2004 and $273.2 million for the first nine months of 2004, representing an increase of 123% and 53% from the same periods in 2003, respectively. Acquisitions made in 2003 and 2004 contributed $33.4 million and $74.5 million in incremental new orders received in the third quarter and first nine months of 2004, respectively. Backlog increased 25% to $232.3 million at September 30, 2004 from $186.3 million at December 31, 2003. Acquisitions made during 2004 represented $40.1 million of the backlog at September 30, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $44.6 million for the third quarter of 2004, up 26% when compared with $35.3 million in the third quarter of 2003. Organic sales growth of $7.5 million represented the majority of the sales increase, a 21% improvement over the third quarter of 2003. The 2004 acquisitions contributed $1.8 million in incremental sales for the third quarter of 2004. The organic growth was due to strong sales growth in our global shot peening services primarily to the aerospace and automotive markets, which contributed $4.4 million, higher sales of heat treating services of $1.2 million, and sales growth from our laser peening technology, which contributed $0.8 million in additional sales. In addition, foreign currency translation favorably impacted sales for the third quarter of 2004 by $1.6 million as compared to the prior year period.

Operating income for the third quarter of 2004 increased 58% to $6.8 million from $4.3 million for the same period last year. Overall margin improvement was due to higher sales volume, favorable sales mix in our shot peening, laser peening, and heat treating businesses, and implemented cost reduction initiatives. Offsetting the improvements were increased medical costs and higher energy costs as compared to the prior year period. This segment also benefited from favorable foreign currency translation in the third quarter of 2004 as compared to the third quarter of 2003.

Sales for the Metal Treatment segment totaled $131.5 million for the first nine months of 2004, up 30% as compared to $101.1 million for the comparable period of 2003. Organic sales growth was 21% in the first nine months of 2004, contributing $18.4 million to the increase. The organic growth was due to strong sales growth from our new laser peening technology, which contributed $4.6 million in additional sales, as well as solid growth in our global shot peening services, which contributed $8.3 million mainly in the German automotive, European commercial aerospace, and North American commercial and military aerospace markets. Sales from the heat treating division were up $2.1 million over the prior year period mainly due to overflow from a competitor and new aluminum treatment capabilities for the aerospace industry. The remaining sales increase was due to contributions from 2003 and 2004 acquisitions, which contributed $10.9 million of incremental sales in the first nine months of 2004. The main contributor to this increase was the E/M Coatings businesses, which were acquired in April 2003. In addition, foreign currency translation favorably impacted the sales for the first nine months of 2004 by $4.4 million as compared to the prior year period.

Operating income for the first nine months of 2004 increased 60% to $21.0 million from $13.1 million for the same period last year. Margin improvement was due to higher sales volume, favorable sales mix due to higher laser peening sales, and implemented cost reduction initiatives. Offsetting the improvements were increased medical costs and higher energy costs as compared to the prior year period. The business segment also benefited from favorable foreign currency translation in the first nine months of 2004 as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $44.8 million in the third quarter of 2004 and $132.3 million for the first nine months of 2004, representing an increase of 26% and 30% from the same periods in 2003, respectively. Acquisitions made in 2003 and 2004 contributed $1.8 million and $10.9 million in incremental new orders received in the third quarter and first nine months of 2004, respectively. Backlog increased 28% to $1.8 million at September 30, 2004 from $1.4 million at December 31, 2003.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Interest Expense

Interest expense increased $2.0 million and $5.5 million for the third quarter and first nine months of 2004, respectively, versus the comparable prior year periods, due to higher debt levels associated with the funding of acquisitions and increased borrowing rates.

Corporate Administrative Expenses

Corporate administrative expenses increased $1.2 million and $1.7 million for the third quarter and first nine months of 2004, respectively, versus the comparable prior year periods, mainly due to expenses associated with Sarbanes-Oxley Section 404 compliance.

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

Operating Activities

The Corporation’s working capital was $223.7 million at September 30, 2004, a decrease of $14.9 million from the working capital at December 31, 2003 of $238.6 million. The ratio of current assets to current liabilities was 2.5 to 1 at September 30, 2004 versus 2.8 to 1 at December 31, 2003.

Cash and cash equivalents totaled $38.5 million in the aggregate at September 30, 2004, down from $98.7 million at December 31, 2003. The decrease is due to the use of available cash to fund the acquisition of Dy 4 Systems, Inc. on January 31, 2004. Days sales outstanding was 54 days at September 30, 2004 as compared to 56 days at December 31, 2003. Inventory turns were 5.5 at September 30, 2004 and December 31, 2003.

The remaining working capital increased $45.2 million from December 31, 2003, 50% of which is due to the acquisitions made in the first nine months of 2004. In addition to the impact of these acquisitions, working capital changes were highlighted by an increase in accounts receivable of approximately $16.1 million due primarily to the timing of billed sales, an increase in inventories of $3.1 million in anticipation of increased sales activity during the fourth quarter of 2004, and a decline in progress payments of $2.9 million due mainly to the liquidation of several large projects, offset by an increase in deferred revenue of $4.5 million due to an increase in customer funding on long-term projects.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Investing Activities

The Corporation acquired ten businesses in the first nine months of 2004. A combination of stock, cash resources, and funds available under the Corporation’s credit agreements were utilized for the funding of these acquisitions, which totaled $232.0 million. As indicated in Note 2 to the Consolidated Financial Statements, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first nine months of 2004, the Corporation made approximately $3.0 million in such payments relative to prior period acquisitions.

During the nine months ended September 30, 2004, internally available funds were adequate to meet capital expenditures of $20.6 million. Principal capital expenditures included new and replacement machinery and equipment within the business segments and for the expansion of new product lines.  The Corporation is expected to make additional capital expenditures of approximately $15 million during the remainder of 2004 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

At September 30, 2004, the Corporation had a $400 million credit agreement with a group of ten banks. Borrowings under the agreement bear interest at a floating rate based on market conditions. In addition, the Corporation’s interest rate and level of facility fees are dependent on maintenance of certain financial ratios, as defined in the agreement. The Corporation is subject to annual facility fees on the commitments under the Revolving Credit Agreement. In connection with the Revolving Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the agreement. The Corporation is required under the agreement to maintain certain financial ratios and meet certain other financial tests, of which the Corporation is in compliance at September 30, 2004. Cash borrowings (excluding letters of credit) under the credit agreement at September 30, 2004 were $132.0 million as compared to $8.9 million at December 31, 2003. The unused credit available under the agreement at September 30, 2004 was $249.6 million.

On July 23, 2004, the Corporation amended its existing credit facility, increasing the available line of credit from $225 million to $400 million. The Corporation plans to use the credit line for working capital purposes, internal growth initiatives, funding of future acquisitions, and other general corporate purposes. The agreement expires in 2009.

On September 25, 2003 the Corporation issued $200.0 million of Senior Notes (the “Notes”). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or, from time to time, any part of the Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, of which the Corporation is in compliance at September 30, 2004.

On November 6, 2003 the Corporation entered into two interest rate swap agreements with notional amounts of $20 million and $60 million to effectively convert the fixed interest rates on

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. In the short-term, the swaps have, and are expected to continue to provide the Corporation with a lower level of interest expense related to the Notes.

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.3 million at September 30, 2004 and December 31, 2003. The loans outstanding under the Senior Notes, Interest Rate Swaps, Revolving Credit Agreements, and Industrial Revenue Bonds had variable interest rates averaging 3.4% during the third quarter of 2004; 2003 loans outstanding under the Revolving Credit Agreements and Industrial Revenue Bonds had variable interest rates averaging 2.1% for the third quarter of 2003.

Cash generated from operations is considered adequate to meet the Corporation’s cash requirements for the fourth quarter of 2004 and the upcoming year, including anticipated debt repayments, planned capital expenditures, dividends, environmental obligations, and working capital requirements. Undistributed earnings from certain of the Corporation’s foreign subsidiaries are considered permanently reinvested.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
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

The discount rates and compensation rates increases used to determine the benefit obligations of the plans as of December 31, 2003 and the annual periodic costs for 2004 were lowered in 2003 to better reflect current economic conditions. The reduction in the discount rates increased the benefit obligation on the plans. A corresponding decrease in future compensation costs, which occurred due to the impact of lower inflationary effects, had an offsetting decrease to the benefit obligation. The changes in these two assumptions were based upon current and future economic indicators.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market–related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year. Although over the last ten years the market related value of assets had an average annual yield of 11.6%, the actual returns averaged 8.5% during the same period. The Corporation has consistently used the 8.5% rate as a long-term overall average return. Given the uncertainties of the current economic and geopolitical landscapes, we consider the 8.5% to be a reasonable assumption of the future long-term investment returns.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

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

Recently issued accounting standards: In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This guidance supersedes FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirments for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug improvement and Modernization Act of 2003 (“the Act”). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004. Additional information regarding the impact of the Act is presented in Note 9.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s profitability may also be adversely affected during any period of unexpected or rapid increase in interest rates. The Corporation’s market risk for a change in interest rates relates primarily to its debt obligations. The Corporation shifted its interest rate exposure from 46% variable at December 31, 2003 to 65% variable at September 30, 2004. The increase in variable interest rate exposure is due to the Corporation funding its 2004 acquisition activity through its revolving credit facility. A change in interest rates of 1% would have an impact on consolidated interest expense of approximately $2.3 million.

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

The acquisitions of Dy 4 and Primagraphics have increased the Corporation’s exposure to foreign currency exchange rate fluctuations related to the Canadian dollar and the British pound. The Corporation currently has a hedging program in place to mitigate the Canadian dollar foreign currency risk.

Further information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2004, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

FORWARD-LOOKING INFORMATION

The statements in this Quarterly Report on Form 10-Q and in oral statements that may be made by representatives of the Corporation relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors. Examples

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, investment mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward- looking information can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which are outside our control that could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Readers are cautioned not to put undue reliance on such forward-looking information. Such statements include, without limitation, those contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, (i) a reduction in anticipated orders, (ii) change in governmental spending resulting from U.S. and international military budget constraints and determinations, U.S. congressional and international legislative body discretion; U.S. and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices, the general state of world military readiness and deployment; and the ability to obtain export licenses (iii) an economic downturn, (iv) unanticipated environmental remediation expenses or claims, (v) changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations, (vi) changes in the competitive marketplace and/or customer requirements, (vii) an inability to perform customer contracts at anticipated cost levels, (viii) changes in the Corporation’s future tax rates resulting from a variety of factors, including statutory changes in Federal and state tax rates, non deductibility of goodwill amortization and IPR&D acquired in a stock purchase business combination and the non deductibility of our ESPP compensation expense and (ix) other factors that generally affect the business of companies operating in the Corporation’s Segments.

The Corporation has no obligation to update any forward-looking statements

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

Curtiss-Wright Corporation or its subsidiaries have been named in approximately 100 lawsuits that allege injury from exposure to asbestos. To date, Curtiss-Wright has secured its dismissal without prejudice in approximately 15 lawsuits, and is currently in discussions for similar dismissal in several others, and has not been found liable or paid any material sum of money in settlement in any case. Curtiss-Wright believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. Curtiss-Wright does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)	Exhibits

Exhibit 4

Amended and Restated Credit Agreement dated July 23, 2004 between Registrant, the Issuing Banks referred to therein, the Lenders parties thereto from time to time, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Exhibit 10	Amendment No. 2, dated September 30, 2004, to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, filed herewith.
Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
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

CURTISS-WRIGHT CORPORATION
By:	(Registrant) /s/ Glenn E. Tynan
Glenn E. Tynan Vice President Finance / C.F.O. Dated: November 9, 2004