Form 10-K
period 2004-12-31
CURTISS WRIGHT CORP
filed 2005-03-16
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-134

CURTISS-WRIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-0612970

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Becker Farm Road, Roseland, NJ	07068

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 597-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $1 per share	New York Stock Exchange
Class B common stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the voting stock held by non-affiliates* of the Registrant as of June 30, 2004, was approximately $1.0 billion.

The number of shares outstanding of each of the Registrant’s classes of Common Stock as of February 28, 2005:

Class	Number of Shares

Common stock, par value $1 per share	12,673,912
Class B common stock, par value $1 per share	8,764,246

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2004 are incorporated by reference into Parts I, II, III, and IV of this Form 10-K. Portions of the Proxy Statement of the Registrant with respect to the 2005 Annual Meeting of Stockholders to be held on May 19, 2005 are incorporated by reference into Part III of this Form 10-K.

* All directors and executive officers of the Registrant and shareholders possessing greater than 10% of the Registrant’s Class B Common stock have been excluded from the amount shown in accordance with the definition of the term “affiliate” in the regulations promulgated pursuant to the Securities Exchange Act of 1934. See material referred to under Item 12, below.

FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking” information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report on Form 10-K include, without limitation, those contained in (a) Item 1. Business, (b) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Item 8. Financial Statements and Supplementary Data including, without limitation, the Environmental Matters Note. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation’s successful execution of internal performance plans; performance issues with key suppliers, subcontractors, and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations; ability of outside third parties to comply with their commitments; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization, and technological difficulties; social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; and the factors discussed under the caption “Risk Factors”; other factors that generally affect the business of companies operating in the Corporation’s markets and/or industries.

The Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

INTRODUCTION

Pursuant to the Securities Exchange Act of 1934, the Registrant, Curtiss-Wright Corporation hereby files its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. References in the text to the “Corporation,” “Company,” “Curtiss-Wright,” “we,” “our,” “us,” or the “Registrant” include Curtiss-Wright Corporation and its consolidated subsidiaries unless the context indicates otherwise. References to the Corporation’s “Annual Report” are to its 2004 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

PART I

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. The Corporation reports its operations in three segments: flow control, motion control, and metal treatment, as described below. For a summary of the products and services and the major markets by segment, please refer to the information provided on the inside cover of the Registrant’s Annual Report to Shareholders, which is incorporated by reference and attached hereto as Exhibit 13 to this Annual Report on Form 10-K.

Flow Control

This segment designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. Military sales, primarily to the U.S. Navy as a subcontractor, comprised 50%, 56%, and 42% of segment sales in 2004, 2003, and 2002, respectively. Flow control products are used by the U.S. Navy, nuclear power plants, the oil and gas refineries, and other commercial businesses through the various business units discussed below.

This segment consists of four operating divisions: Valves, Commercial Power Services, Electromechanical Systems, and Control Systems.

The Valve division of Curtiss Wright Flow Control designs, manufactures, distributes, and services highly engineered valve products for fluid flow systems and subsystems. This division is composed of the Target Rock, Farris, Sprague, Solent & Pratt, DeltaValve & Tapco business units. Revenues derived from the sale of valves during 2004, 2003, and 2002 represented 14%, 16%, and 18%, respectively, of the Corporation’s consolidated revenue.

Flow Control’s Target Rock division, located in East Farmingdale, New York, designs, manufactures, refurbishes, and tests highly engineered valves and related actuators and controllers. Target Rock valves, such as motor operated and solenoid operated globe, gate, control, safety relief, and ball valves, are used to control the flow of liquids and gases and to provide safety relief in high-pressure applications. Target Rock valves are installed on every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. It currently supplies all the relief valves utilized by the Naval Nuclear Propulsion Program. Applications include various Navy submarine classes, such as Los Angeles, Trident, and Virginia, as well as Naval Aircraft Carrier classes including the Nimitz. The U.S. Navy utilizes Target Rock valves in its nuclear propulsion systems. Recently, the segment has focused its attention on non-nuclear U.S. Navy business in an effort to diversify the product offering. Growth in this sector has been generated through sales of aircraft launch shuttles and control valves for aircraft carriers and ball valves for submarines. Target Rock also provides products to the commercial markets, mainly the nuclear power industry. The Target Rock division provides its valves to owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. Over the past few years, all newly built nuclear power plants have been outside the U.S., and segment sales for such plants have been mainly to South Korea and Taiwan. A small investment has been made in South Korea to gain a foothold in the commercial nuclear valve market in Asia. The production of valves for the U.S. Navy and for power plants is characterized by long lead times from order placement to delivery.

The Farris, Solent & Pratt, DeltaValve, and Tapco divisions operate facilities in the U.S., Canada, and the U.K. that design, engineer, and manufacture spring-loaded and pilot operated pressure-relief valves as well as metal-seated industrial gate, butterfly, and ball valves used in standard and advanced applications including high-cycle, high-pressure, extreme temperature, and corrosive plant environments within the petroleum, petrochemical, chemical, and oil and gas process industries. Included in these products is the recent commercialization of the DeltaGuard™ coke-drum unheading device, which represents a significant advancement in coke-drum unheading technology. This new DeltaGuard™ technology is safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application. Currently, the patents associated with the DeltaGuard™ technology are not material to the operations of the business. However, we believe that this technology has significant potential and thus, these patents may become material to the Corporation’s future operations. The flow control segment also provides inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems.

The Commercial Power and Services division designs, manufactures, distributes, and qualifies flow control products, fasteners, custom fittings, and machined products for use in the global commercial nuclear power markets and by the U.S. Department of Energy. This division is composed of the Enertech, Nova Machine, and Trentec business units, with operations located in Brea, California, Middleburg Heights, Ohio and Cincinnati, Ohio, respectively. Enertech’s product line includes snubbers, advanced valves, valve actuators, pumps, test and diagnostic equipment, as well as related diagnostic services. In addition, this business unit provides training, on-site services, staff augmentation, and engineering programs to nuclear power plants. Nova Machine and Trentec were both acquired by the segment in May 2004. Nova Machine’s product lines include nuclear safety related fasteners, custom fittings and machined products, and also provide custom welding fabrication. Trentec’s product line includes airlocks and hatches, special doors, pressure vessels, precision machined components, and spent fuel pool gates. In addition, the Trentec business unit provides consulting services, inspection and testing services, and diamond wire cutting services used to create large, thick cuts from concrete structures.

The Electromechanical Systems division develops, designs, manufactures, and performs qualification of critical-function, electro-dynamic solutions for the U.S. Navy, including pumps, advanced motors, generators, and secondary propulsion systems. This division is composed of the Electro-Mechanical Division (“EMD”), located in Cheswick, Pennsylvania, and Engineered Pump Division (“EPD”) located in Phillipsburg, New Jersey, which were acquired in November 2002 and November 2004, respectively. This division provides reactor and main coolant pumps, design engineering services, purification pump motors, and other critical function pumps to the nuclear U.S. Navy. Specific applications include the Los Angeles, Virginia, Ohio, and Seawolf class submarines, and the CVN Aircraft Carrier. In addition, the segment provides ship service generators and secondary propulsion systems to the non-nuclear U.S. Navy, including the Destroyer program. Flow Control is strengthening its relationship with the Navy by teaming with Northrop Grumman in the design and development of major subsystems for the Navy’s Electro-Mechanical Aircraft Launch System (EMALS) for installation in its aircraft carrier fleet. Sales of pumps to the U.S. Navy represented 9%, 10%, and 3% of consolidated revenue in 2004, 2003, and 2002, respectively. EMD supplies products to the commercial markets, mainly the nuclear power industry. EMD supplies reactor coolant pumps, seals, motors, and control rod drive mechanisms to owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants.

The Control Systems division consists of the Peerless Instrument business unit, located in East Farmingdale, New York. This business unit designs, develops, manufactures, tests, and services specialized instrumentation and control equipment, which includes plant instrumentation for primary and secondary controls, steam generator control equipment, and valve and heater controls. Sales are made by responding directly to requests for proposals from customers.

Other products within the flow control segment produced at its Sprague business unit include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic and pneumatic valves, air-driven pumps, and gas boosters used in various industrial applications as well as in directional control valves for truck transmissions and car transport carriers.

Strong competition in commercial flow control products and services is encountered from a large number of domestic and foreign sources. Competition occurs on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Sales to commercial end users are accomplished by a combination of direct sales employees and manufacturers’ representatives located in the segment’s primary market areas. This representation provides sales coverage of nuclear power utilities, principal boiler and reactor builders, architectural engineers, and hydrocarbon processing industry and chemical processing industry plants worldwide. For its military contracts, the segment receives requests for quotes from prime contractors as a result of being an approved supplier for naval propulsion system pumps and valves. Sales engineers support non-nuclear military sales activities. The segment uses the direct distribution basis for military and commercial valves and associated spare parts.

Backlog for this segment at December 31, 2004, was $396.3 million, of which 34% will be shipped after one year, compared with $317.8 million at December 31, 2003. Additionally, 49% of this segment’s backlog as of December 31, 2004 is comprised of orders with the U.S. Navy through its prime contractor, Bechtel Group, Inc. (“Bechtel”) Sales by this segment to Bechtel accounted for 33%, 34%, and 30% of total segment sales in 2004, 2003, and 2002, respectively, or 13%, 16%, and 10% of the Corporation’s consolidated revenue. Additionally, sales to one of the segment’s commercial customers represented approximately 9% of total segment sales in 2004. The loss of these customers would have a material adverse effect on the business of this segment and the Corporation. Sales to another subcontractor for the U.S. Navy represented 16% total segment sales in 2003. The loss of this customer would not have a material adverse effect on the business of this segment. This segment may be impacted by the timing of milestones in military contracts and none of the commercial business of this segment is seasonal. Raw materials are generally available in adequate quantities.

Motion Control

This segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical electronic component and control systems, and sensors for the aerospace, defense, and industrial equipment markets. This segment consists of three operating divisions: Engineered Systems, Integrated Sensing, and Embedded Computing.

The Engineered Systems division’s product offering to the aerospace industry consists of electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces, or to operate canopies, cargo doors, weapons bay doors, or other devices used on aircraft. Aircraft applications include actuators and electronic control systems and sensors for the Boeing 737, 747, 757, 767, 777, Airbus A320, A330, and A340 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 fighter jet, the F/A-22 Raptor fighter jet, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Engineered Systems division is also developing flight control actuators for the Engineering and Manufacturing Development phase of Lockheed Martin’s F-35 Joint Strike Fighter (JSF) program. The JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as several foreign governments. The U.S. Air Force’s Unmanned Combat Air Vehicle (UCAV) weapons bay door system is another major development effort for the Corporation. The manufacturing of these products is performed at the Shelby, North Carolina facility. Revenue from these products accounted for 7%, 9%, and 14%, of the Corporation’s consolidated revenues in 2004, 2003, and 2002, respectively. The division also provides electric motors, controllers and smaller electromechanical actuation subsystems for flight control, engine control, and environmental control applications on various commercial transports, regional aircraft, military aircraft and spacecraft through its facility in Stratford, Canada.

As a related service within the Engineered Systems division, Curtiss-Wright also provides commercial airlines, the military, and general aviation customers with component overhaul and repair services. The services provided include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft. The division provides these services from facilities in Gastonia and Shelby, North Carolina, Miami, Florida, Stratford, Ontario, and a marketing and distribution facility in Singapore.

In addition, the division’s Drive Technology business unit designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems, including electronic controls designed for the military tracked and wheeled vehicle, high-speed tilting train, and commercial marine propulsion markets. These products, which are designed and manufactured at the division’s facility in Switzerland, primarily consist of turret aiming and stabilization, weapons handling systems and suspension systems for armored military vehicles sold to defense equipment manufacturers, and tilting systems for high-speed train applications. The products are sold using a direct sales force to customers primarily in Western Europe, Asia, South Africa, and the Middle East. In 2004, a North American presence was established with the creation of a Drive Technologies USA unit located in Gastonia, North Carolina.

The Engineered Systems division primarily markets its products using a direct sales force. These products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for this division is focused on a short list of players with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, with the prime contractors specializing in integration and final assembly. Price, technical capability, performance, service, and “overall value” are the primary forces of competition with a focus on offering solutions to perform control and actuation functions on a limited number of new production programs. This division’s overhaul and repair services are sold in competition with a number of other overhaul and repair providers with a focus on quality, delivery, and price. Marketing for overhaul and repair services is accomplished through independent sales representatives and by direct sales employees.

The Integrated Sensing division develops and manufactures position and fire detection sensors and systems, electronic control hardware, air data computers, joysticks, and other electronics for the military and commercial aerospace and industrial markets through its facilities in the U.K. and the U.S. These products include Linear Variable Displacement Transducers (“LVDTs”), multi-purpose flight recorders, solenoids, potentiometers, joysticks, and faders. This division sells its products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis. Competition with the integrated sensing division, especially in the aerospace market, is increasingly being driven by price concerns. The ability to service the customer with superior performance and quality is expected of all vendors, but downward pricing pressure is emerging as a key discriminator.

The Embedded Computing division designs, develops, and manufactures mission-critical electronic control systems primarily for defense markets. Mission-critical electronic control products include electronic components and subsystems used in fire control, aiming and stabilization, munitions loading, and environmental processors for military ground vehicles. These products are used on demanding combat platforms including the Bradley fighting vehicle, the Abrams M1A2/A3 tank, and the Brigade Combat Team Interim Armored Vehicle, which is part of the U.S. Army’s modernization and transformation efforts. This division also provides the mission management, flight control computers, and the sensor management units used on the U.S. Air Force Global Hawk, a high-altitude and high-endurance unmanned aerial vehicle. This division’s products are manufactured at the Vista Controls (“Vista”) Littleton, Massachusetts and Santa Clarita, California facilities. Vista sells their products primarily to the prime contractors and subsystem suppliers, both directly and through a network of independent sales representatives.

On January 31, 2004, the segment acquired the outstanding shares of Dy 4 Systems, Inc. (“Dy 4”). Dy 4 has a significant presence in ruggedized, embedded computing solutions for the defense and aerospace industries. Using commercial off-the-shelf (“COTS”) products, Dy 4 customizes the products to perform reliably in rugged conditions, such as extreme temperature, terrain and/or speed. Dy 4’s product mix includes single board computers, digital signal processing, communications and Input/Output products, and graphics output. The acquisition increases the segment’s presence in embedded computing solutions for the military, medical, and industrial controls markets. In addition, the motion control segment expanded its Embedded Computing division by acquiring the stock of Synergy Microsystems and Primagraphics, which strengthened its COTS product lines, in particular the digital signal processing technology. Competition in the electronic systems market has changed from traditional board competitors to subsystem and system providers selling to prime and second tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery times.

Sales by this segment to its largest customer, the Boeing Company (“Boeing”), in 2004, 2003, and 2002 accounted for 10%, 11%, and 15%, respectively, of total segment revenue, or 4%, 4%, and 7% of the Corporation’s consolidated revenue. The loss of Boeing as a customer would have a material adverse effect on the motion control segment. Direct and end use sales of this segment to government agencies, primarily the U.S. Government, in 2004, 2003, and 2002, accounted for 62%, 56%, and 49%, respectively, of total segment sales. Although the loss of this business would also have a material adverse affect on this segment, no single prime contractor to the U.S. Government through which this segment is a subcontractor provided greater than 10% of the motion control segment revenue during any of the last three years.

Backlog for this segment at December 31, 2004, was $229.6 million, of which 19% will be shipped after one year, compared with $186.3 million at December 31, 2003. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers. However, this segment utilizes sole source suppliers, the failure and/or inability of which to provide product to this segment could have an adverse impact on the Corporation’s financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

This segment provides various metallurgical services, which strengthen or otherwise enhance the performance of metal parts. Principal services include shot peening, coatings and heat treating. Shot peening is the process by which the durability of metal parts are improved by the bombardment of the part’s surface with spherical media such as steel shot or ceramic or glass beads to compress the outer layer of the metal. Revenue of shot peening services in 2004, 2003, and 2002 accounted for 12%, 12%, and 15%, respectively, of the Corporation’s consolidated revenues. Coatings consist of the application of primarily solid film lubricant coatings, which are designed to enhance the performance of components used in a broad range of products and industries. The coatings are applied by air spray or by a dipping and spinning process for bulk applications. Heat treating is a metallurgical process of subjecting metal objects to heat and/or cold, or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. In addition to shot peening, heat treating, and coatings, other metal treatment services that are provided on a job shop basis include shot peen forming, laser peening, wet finishing, chemical milling, and reed valve manufacturing.

These processes are used principally to improve the service life, strength, and durability of metal parts. They are also used to form curvatures in metal panels, which are assembled as wing skins of commercial and military aircraft, and to manufacture reed valves used in compressors. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, and metal working.

Working in conjunction with Lawrence Livermore National Laboratory, the metal treatment segment has developed an advanced metal surface treatment process utilizing laser technology. The laser process is being used in production to extend the life of critical turbine engine components. Future applications include additional turbine engine components and potentially wing skin forming, allowing for placement of more extreme aerodynamic curvatures of wing skins of greater thickness. The segment opened a laser peening facility in the U.S. in 2002 and another in the U.K. during 2003. It currently has four operational lasers and is in the process of testing two new lasers, which utilize a mobile, as opposed to stationary, laser. The Corporation retains the exclusive worldwide rights to the intellectual property necessary for its use on commercial products. Currently, the patents associated with the laser peening technology are not material to the operations of the business. However, we believe that this technology has significant potential and thus, these patents may become material to the Corporation’s future operations.

During 2004 this segment increased its coatings capabilities with the acquisitions of selected assets of Evesham and Everlube, located in Evesham, UK and Peachtree, Georgia, respectively. These acquisitions provided an entry into the European coatings market and added the capability to manufacture bulk coatings.

Through a combination of acquisitions and new plant openings, this segment continues to increase its network of regional facilities. Operations are now conducted from 56 facilities located in the United States, Canada, England, France, Germany, Sweden, Belgium and Italy. The services are marketed directly by employees of the segment. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, Curtiss-Wright believes that its technical knowledge and quality of workmanship provide a competitive advantage. The segment competes on the basis of quality, service, and price.

The backlog of this segment as of December 31, 2004, was $1.9 million, all of which is expected to be recognized in the first quarter of 2005, compared with $1.4 million as of December 31, 2003. Due to the nature of the metal treatment services provided by this segment, it operates with a very limited backlog of orders and services that are provided primarily on newly manufactured parts. Thus, the backlog of this segment is not indicative of future sales, and as a result, the segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and the segment is not materially dependent upon any single source of supply. There are no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. The segment’s largest customer accounted for 8%, 8%, and 5% of segment sales during 2004, 2003, and 2002, respectively. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on this segment.

OTHER INFORMATION

Certain Financial Information

Financial information about the Corporation’s segments and geographical presence is presented in Note 16 to the Consolidated Financial Statements, which appears on pages 63 through 65 of the Registrant’s Annual Report, which note is incorporated by reference in this Annual Report on Form 10-K. In 2004, 2003, and 2002, foreign operations of the Corporation generated 33%, 20%, and 23%, respectively, of the Corporation’s pre-tax earnings. The Corporation does not regard the risks associated with these foreign operations to be materially greater than those applicable to its businesses in the U.S.

Government Sales

The Corporation’s direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 47%, 46%, and 41% of consolidated revenue during 2004, 2003, and 2002, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price and fixed price-redeterminable. As of December 31, 2004, approximately 3% of the Corporation’s backlog was redeterminable, downward and upward, with incentive profit features.

In accordance with normal practice in the case of U.S. Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery by the Corporation of its allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Contracts for naval nuclear programs usually provide that Curtiss-Wright absorb most of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer’s portion increases as the underrun exceeds certain established levels.

Generally, long-term contracts with the U.S. Government require the Corporation to invest in and carry significant levels of inventoriable costs. However, the Corporation utilizes progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is the policy of the Corporation to seek customary progress payments on certain of its contracts. Where such payments are obtained by the Corporation under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to, or a secured interest in, the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 3, and 4 to the Consolidated Financial Statements, on pages 42, 50, and 50, respectively, of the Registrant’s Annual Report, which notes are incorporated by reference in this Annual Report on Form 10-K.) In the case of most motion control and flow control segment products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Patents

The Corporation owns and is licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. The Corporation also licenses intellectual property to and from third parties. Specifically, the U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Additionally, unpatented research, development and engineering skills, some of which has been acquired by the Corporation through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the successful conduct of its business or its business segments is materially dependent upon the protection of any one of the patents, patent applications, or patent license agreements under which it now operates.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Customer sponsored research and development costs are charged to costs of goods sold when the associated revenue has been recognized, while corporation-sponsored research and development costs are charged to expense when incurred. Customer sponsored research and development activity amounted to $26.5 million, $31.2 million, and $10.3 million, in 2004, 2003, and 2002, respectively, and were attributed to customers within the flow control and motion control segments. Research and development expenditures incurred by the Corporation amounted to $33.8 million in 2004 as compared with $22.1 million in 2003 and $11.6 million in 2002.

Environmental Protection

The effect of compliance upon the Corporation with present legal requirements concerning protection of the environment is described in Notes 1.M and 13 to the Consolidated Financial Statements which appear on pages 43 and 57, respectively, of the Registrant’s Annual Report, which notes are incorporated by reference in this Annual Report on Form 10-K.

Employees

At the end of 2004 the Corporation had 5,599 employees, 845 of which were represented by labor unions and are covered by collective bargaining agreements.

Available information

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Corporation. These reports are also available free of charge through our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC.

RISK FACTORS

You should carefully consider the risks described below and other information in this annual report. The Corporation’s business, financial condition and operating results could be seriously harmed if any of these risks materialize. The trading price of the Corporation’s common stock may also decline due to any of these risks.

Risk Factors Relating to Our Business

Approximately 47% of our revenues are derived from government business, which is dependent upon the continued willingness of the U.S. Government to buy our products and services.

In 2004, approximately 47% of our revenues were derived from defense contracts or subcontracts with domestic and foreign government agencies of which approximately 44% is attributed to U.S. Navy procurements. The development and success of our business in the future will depend upon the continued willingness of the U.S. Government to commit substantial resources to such defense programs and, in particular, upon continued purchases of our products.

Our business with the U.S. Government is subject to various risks, including termination of contracts at the convenience of the U.S. Government; termination, reduction or modification of contracts or subcontracts in the event of changes in the U.S. Government’s requirements or budgetary constraints; shifts in spending priorities; and when we are a subcontractor, the failure or inability of the prime contractor to perform its prime contract. Certain contract costs and fees are subject to adjustment as a result of audits by government agencies. In addition, all defense businesses are subject to risks associated with the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns.

Multi-year U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. In addition, if certain technical or other program requirements are not met in the developmental phases of the contract, then the follow-on production phase may not be realized. Upon termination, other than for a contractor’s default, the contractor normally is entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of profit for the work completed. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the foreign government.

Our earnings will be reduced by less spending in the defense industry.

Reductions in spending in the defense industry may or may not have an effect on programs to which we provide products and services; however, in the event expenditures for products of the type manufactured by us are reduced and not offset by greater foreign sales or revenues from other new programs or products that we manufacture, we will experience a reduction in our volume of contracts or subcontracts awarded to us.

Our government contracts have limited terms and, sometimes, undetermined pricing terms at the time they are entered into.

Our contracts with the U.S. Government or a prime contractor of the U.S. Government (“U.S. Government Contracts”) are for varying fixed terms, which may not be renewed or followed by follow-on contracts awarded to us by the U.S. Government or the prime contractor upon the expiration of any such U.S. Government Contract. The loss of revenue resulting from the failure to obtain a renewal or follow-on contract with respect to any significant contract or a number of lesser contracts, in either case without the substitution of revenues from the award of new contracts, would have a material adverse effect upon our results of operations and financial position. In addition, from time to time we enter into U.S. Government Contracts with a fully funded backlog, but in which the final price per unit may not be determined until sometime in the future.

Future terror attacks, war, or other civil disturbances could negatively impact our business.

Continued terrorist attacks, war or other disturbances could lead to further economic instability and decreases in demand for our commercial products, which would negatively impact our business, financial condition and results of operations.

The terrorist attacks of September 11, 2001 and subsequent terrorist attacks worldwide have caused instability from time to time in global financial markets. The disruption of our business as a result of the terrorist attacks of September 11 included a decrease in customer demand in the commercial aerospace market for our products and commercial overhaul and repair services, from which our business has not completely recovered. As of December 31, 2004, approximately 18% of the Company’s business is related to commercial aerospace. The business activity levels in the third and fourth quarters of 2001 dropped as a result of these attacks, and continued to impact the results of operations in 2002 and 2003. Since the metal treatment segment operates with a limited backlog of unfilled orders, reductions in order activity very quickly reduces sales and profitability of this segment and could adversely affect our revenues. The long-term effects of the September 11 and subsequent attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the U.S. or elsewhere, which may further contribute to economic instability.

We rely on certain suppliers as a sole source of certain necessary components of our products.

Our manufacturing process for our products often consists of the assembly of purchased components and testing of the product at various stages in the assembly process.

Although materials and purchased components generally are available from a number of different suppliers, several suppliers are our sole source of certain components. If a supplier should cease to deliver such components, other sources for these components are available; however, added cost and manufacturing delays would result.

Our ability to implement our growth strategy is dependent upon our ability to complete acquisitions and on our ability to integrate acquired businesses successfully, both of which are subject to various uncertainties.

Our strategy includes growth through acquisitions. Our markets primarily include mature industries. As a result, our historical growth has depended, and our future growth is likely to continue to depend in large part, our ability to implement successfully our acquisition strategy, and the successful integration of acquired businesses into our existing operations. Management intends to continue to seek additional acquisition opportunities in accordance with its acquisition strategy both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain financing which may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations, or expand into new markets, such inability could negatively impact our growth strategy.

We operate in highly competitive markets with competitors who may have greater resources than we possess, possibly reducing the volume of products we can sell and our operating margins.

Many of our products are sold in highly competitive markets. Management believes that the principal points of competition in these markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of the distribution organization. Maintaining and improving our competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support, and the distribution networks. If we do not maintain sufficient resources to make such investments or are not successful in maintaining our competitive position, our operations and financial performance would be reduced. If our competitors develop products that are superior to our products, or develop methods of more efficiently and effectively providing products and services or adapt more quickly than we do to new technologies or evolving customer requirements, our operations and financial performance would be negatively impacted. Certain of our competitors are larger, more diversified corporations and may have greater financial, marketing, production, and research and development resources. As a result, they could be better able to withstand the effects of periodic economic downturns. Pricing pressures could also cause us to adjust the prices of certain of our products to stay competitive. We may not be able to compete successfully with our existing competitors or with new competitors.

Our business is exposed to volatility in foreign currency exchange rates which can increase the costs of and reduce the revenues from foreign operations.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Canadian dollar, the euro and the British pound. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could have an adverse effect on our business, financial condition and results of operations by making capital investments in dollars more expensive and by creating possible charges against earnings. We seek to minimize the risk from these foreign currency exchange rate fluctuations principally through invoicing our customers in the same currency as the source of the products.

Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes.

During the year ended December 31, 2004, approximately 23% of our consolidated revenue was from customers outside of the United States. Management expects international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:

•	Possibility of unfavorable circumstances arising from host country laws or regulations;
•	Partial or total expropriation;
•	Potential negative consequences from changes to significant taxation policies;
•	Changes in tariff and trade barriers and import or export licensing requirements;
•	Insurrection, civil disturbance or war; and
•	Potential negative consequences from the requirements of partial local ownership of operations in certain countries.

The U.S. Government has an unrestricted right to use certain of our technology which may negatively impact our ability to protect our intellectual property.

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. Government from using certain technologies developed or acquired by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. Government. The U.S. Government has the right to royalty-free use of technologies that we have developed under U.S. Government Contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof.

Government regulation could limit our ability to sell our products outside the United States.

A portion of our sales are subject to compliance with the United States Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted.

We are exposed to potential environmental liabilities and litigation and continually changing governmental environmental regulation.

Compliance with environmental regulations could require us to discharge environmental liabilities, increase the cost of manufacturing our products, or otherwise adversely affect our business, financial condition and results of operations.

Our past and present business operations and ownership and operations of real property are subject to continually changing federal, state, foreign, and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of waste (including hazardous waste), or otherwise relating to protection of the environment. In the future, we may be identified as a potentially responsible party and be subject to liability under applicable law. We have experienced, and management expects us to continue to experience, costs to comply with environmental laws and regulations and court and governmental agency orders and decrees. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities.

We use and generate hazardous substances and waste in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, our management is conducting investigation and remediation activities at several on-site and off-site locations. We may be subject to potential material liabilities relating to any investigation and clean up of contaminated properties and to claims alleging personal injury. In addition, some of our products previously sold contained asbestos components that were acquired from third parties and incorporated into our products. Although the Corporation has never been the subject of an adverse judgment nor settled a claim for more than immaterial amounts, it may be subject to potential liabilities relating to claims alleging personal injury as a result of exposure to such products.

The Corporation has been named as a potentially responsible party (“PRP”) with many other corporations and municipalities in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through settlement discussions and payments from established reserves. Significant sites remaining open at the end of the year are: Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; Amenia landfill site, Amenia, New York; Chemsol, Inc. superfund site, Piscataway, New Jersey, and the Lower Passaic River, New Jersey. At this time, the Corporation believes that the outcome for any of these remaining sites will not have a materially adverse effect on the Corporation’s results of operations or financial condition.

Our profitability will be reduced by increasing interest rates.

Our profitability may also be reduced during any period of unexpected or rapid increases in interest rates. Our market risk for a change in interest rates relates primarily to our debt obligations. As a result of the September 25, 2003 Senior Notes issue and two subsequent interest rate swap agreements dated November 10, 2003, we shifted our interest rate exposure from 100% variable to 65% variable as of December 31, 2004. The net proceeds of the Senior Notes allowed us to pay down the majority of our outstanding debt under our then existing credit facility. This blended rate strategy for debt borrowings reduces the uncertainty of shifts in future interest rates. However, the variable rate on both the revolving credit agreement and the interest rate swap agreements are based on market rates. Accordingly, if interest rates changed by one percentage point, the impact on consolidated interest expense would have been approximately $2 million in 2004.

Some of our employees are employed under collective bargaining agreements, some of which expire in the next twelve months and, accordingly, we may be exposed to the risks attendant to unsuccessful labor negotiations to renew such agreements.

As of December 31, 2004, 845 of our 5,599 employees were employed under collective bargaining agreements. Collective bargaining agreements covering approximately 56% of those employees will expire during 2005.

If we are unsuccessful in renegotiating these agreements we may be subject to strikes and works stoppages. While management believes that relations with our union employees are generally good, we could be subject to work stoppages by some of our employees and, if such stoppages were to occur, they could have an adverse effect on our financial condition and results of operations.

Our future growth and continued success is dependent upon our key personnel.

Our success is dependent upon the efforts of our senior management personnel. The loss of members of our senior management group could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industries is intense, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel.

We currently maintain a substantial amount of indebtedness which may increase the risks inherent in our business.

We have indebtedness that is significant in relation to our stockholders’ equity. Our debt to capitalization ratios were 37%, 32%, and 27% as of December 31, 2004, 2003, and 2002, respectively. Our degree of leverage could:

•	Impair our future ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate, or other purposes;
•	Hinder our ability to adjust rapidly to changing market conditions; and
•	Make us more vulnerable if a downturn in general economic conditions or our business occurs.

In addition, a portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness. Management anticipates using approximately $14 million to $16 million of our cash flow from operations for interest payments on our debt obligations during 2005. This use of cash flow reduces the funds available for other purposes, which may adversely affect the continued success of our business. We have the capacity to raise approximately $365 million in additional indebtedness without exceeding our financial covenants.

We have a revolving credit facility in the aggregate of $400 million (the “Credit Facility”) with The Bank of America, as administrative agent for ten lenders, which contains operating and financial restrictions. Under certain circumstances, the restrictions affect our ability to incur additional indebtedness and pay dividends. The credit agreement also contains covenants limiting, among other things, fundamental changes, such as certain types of mergers or a sale of substantially all of our assets.

Risk Factors Associated With Our Securities

There is a limited trading volume in our common stock which may contribute to market price volatility.

Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2004, the average daily trading volume for our common stock as reported by the NYSE was approximately 57,000 shares and average daily trading volume for our Class B common stock as reported by the NYSE was approximately 6,000 shares. Even if we achieve a wider dissemination as to the shares offered by us, we are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Restrictions contained in our revolving credit facility may limit our ability to issue additional debt securities in the future.

The Credit Facility may restrict our ability to issue additional debt securities and, if we issue additional debt securities, the Credit Facility may limit the kind of debt securities that we issue.

Restrictions contained in our privately placed debt may limit our ability to issue additional debt securities in the future.

The Note Purchase Agreement related to our privately placed Senior Notes may restrict our ability to issue additional debt securities and, if we issue additional debt securities, our Note Purchase Agreement may limit the kind of debt securities that we issue.

Our ability to sell or issue substantial amounts of additional shares of common stock or Class B common stock may adversely affect the future market price of such securities.

Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through acquisitions. In order to successfully complete targeted acquisitions or fund our other activities, we may issue additional equity securities that could be dilutive to our earnings per share and to your stock ownership. Sales of substantial amounts of our common stock or Class B common stock (including shares issued upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and Class B common stock.

The Preferred Stock Purchase Rights associated with our outstanding shares of common stock and Class B common stock and certain provisions of our certificate of incorporation, by-laws and Delaware General Corporate Law have anti-takeover effects.

Some of the provisions of our certificate of incorporation and by-laws could discourage, delay or prevent an acquisition of our business at a premium price. The provisions:

•	Permit the Board of Directors to increase its own size and fill the resulting vacancies;
•	Authorize the issuance of up to 650,000 shares of preferred stock in one or more series without a shareholder vote.

In addition, on November 20, 2001, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of both our common stock and Class B common stock, at a par value $.01. The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors, except pursuant to any offer conditioned on a substantial number of rights being acquired. These rights could discourage, delay or prevent an acquisition of our business at a premium price.

Also, Section 203 of the Delaware General Corporate Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

We may not be able to pay dividends on our common stock and Class B common stock.

We have no obligation to pay dividends on either class of our common stock. The declaration and payment of dividends on our common stock and Class B common stock is subject to, and will depend upon, among other things:

•	Our future earnings and financial condition, liquidity and capital requirements;
•	Our ability to pay dividends under our Credit Facility and our Senior Notes; and
•	Other factors deemed relevant by our Board of Directors.

In the absence of a sinking fund, we may not be able to fund our payment and repurchase obligations under $200 million of outstanding senior unsecured notes.

On September 25, 2003, the Company completed an offering of $200 million of guaranteed senior unsecured notes consisting of $125 million 5.74% Senior Notes due 2013 and $75 million 5.13% Senior Notes due 2010. There is no sinking fund with respect to these notes, and at maturity the entire outstanding principal amount thereof will become due and payable. Also, upon the occurrence of certain events we will be required to offer to repurchase all or a portion of the outstanding notes. The source of funds for any such payment at maturity or earlier repurchase will be our available cash or cash generated from operating or other sources, including, without limitation, borrowings or sales of our assets or equity securities. There can be no assurance that sufficient funds will be available at the time of any such event to pay such principal or to make any required repurchase.

Item 2. Properties.

At December 31, 2004, the Corporation had 118 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, the Corporation owned 37 locations and leased the remaining 81 facilities.

The principal physical properties of the Corporation and its subsidiaries as of December 31, 2004, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)

Cheswick, Pennsylvania	Manufacturing	Flow Control	630,000

East Farmingdale, New York (2)	Manufacturing	Flow Control	260,000

Chester, Wales United Kingdom	Metal Treatment Services – Shot Peening and Wing Forming	Metal Treatment	200,000

Shelby, North Carolina	Manufacturing	Motion Control	168,000

The aggregate remaining properties leased and owned, by business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)

Metal Treatment	Metal treatment service and other facilities and administrative offices	777,000	858,000
Motion Control	Manufacturing, aerospace component overhaul, engineering, and other facilities	139,000	658,000
Flow Control	Manufacturing, engineering, and other facilities	169,000	511,000

(1)	Sizes are approximate. Unless otherwise indicated, all properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.
(2)

The Bank of New York, as successor trustee for the Suffolk County Industrial Development Agency, has a Uniform Commercial Code lien on approximately six acres of land and the building located thereon in connection with the issuance of industrial revenue bonds.

The Corporation also leases 21,400 square feet of office space for its corporate headquarters located in Roseland, New Jersey.

None of the properties listed above are individually material to the Corporation’s business. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of the Corporation’s properties is adequate to meet its anticipated volume for the foreseeable future.

The Registrant currently owns 450,000 square feet of space situated on 39.8 acres of property located in Fairfield, New Jersey (the “Fairfield Property”). The Fairfield Property is currently under a sales contract, which is anticipated to close during 2005. In September 2002 the Corporation sold 7.4 acres of land in Lyndhurst, New Jersey. In January 2002 the Corporation sold 21 acres of land located in Hardwick Township, New Jersey.

Item 3. Legal Proceedings.

In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. The Corporation does not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

Curtiss-Wright Corporation or its subsidiaries have been named in approximately 100 lawsuits that allege injury from exposure to asbestos. To date, Curtiss-Wright has secured its dismissal without prejudice in approximately 20 lawsuits, and is currently in discussions for similar dismissal in several others, and has not been found liable or paid any material sum of money in settlement in any case. Curtiss-Wright believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. Curtiss-Wright does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity And Related Stockholder Matters.

See the information contained in the Registrant’s Annual Report on the inside back cover under the captions “Stock Price Range,” “Dividends,” and “Stock Exchange Listing,” which information is incorporated herein by reference. The approximate total number of record holders of the Common stock, $1.00 par value, and the Class B common stock, $1.00 par value, of the Registrant was 7,415 as of February 28, 2005.

Item 6. Selected Financial Data.

See the information contained in the Registrant’s Annual Report on page 20 under the caption “Consolidated Selected Financial Data,” which information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the information contained in the Registrant’s Annual Report on pages 21 through 32, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the information contained in the Registrant’s Annual Report on page 33, under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Registrant and its subsidiaries, and supplementary financial information, are included in the Registrant’s Annual Report, which information is incorporated herein by reference.

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002, page 38.

Consolidated Balance Sheets at December 31, 2004 and 2003, page 39.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002, page 40.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002, page 41.

Notes to Consolidated Financial Statements, pages 42 through 65, inclusive, and Quarterly Results of Operations, page 20.

Report of Independent Registered Public Accounting Firm as of and for the years ended December 31, 2004 and 2003, page 37.

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2002, page 37.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this Item is included in the Registrant’s Form 8-K filed on March 26, 2003, which information is incorporated herein by reference.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2004, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Internal Control over Financial Reporting

Information required by this item is contained in the Registrant’s Annual Report on pages 35 and 36 under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, which information is incorporated herein by reference.

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Identification of Directors

Information required by Item 401(a) of Regulation S-K is included in the Proxy Statement under the captions Proposals One and Two: “ELECTION OF DIRECTORS” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.

Identification of Executive Officers

Name	Principal Occupation and Employment	Age

Martin R. Benante	Chairman of the Board of Directors and Chief Executive Officer since April 2000; formerly President and Chief Operating Officer from April 1999 to April 2000; formerly Vice President of the Corporation from April 1996 to April 1999; President of Curtiss-Wright Flow Control Corporation, a wholly-owned subsidiary from March 1995 to April 1999.	52

George J. Yohrling	Executive Vice President since May 2001; President, Curtiss-Wright Controls, Inc., a wholly-owned subsidiary, since April 1998; Executive Vice President for Aerospace Operations of Curtiss-Wright Controls, Inc. from April 1997 to April 1998; Senior Vice President from July 1996 to April 1997 of Curtiss-Wright Controls, Inc.; Vice President and General Manager of Curtiss-Wright Controls/Shelby, Inc., then a wholly-owned subsidiary, since 1985.	64

Edward Bloom	Vice President since June 2002; President of Metal Improvement Company, Inc., a wholly-owned subsidiary, since June 2002; formerly Executive Vice President of Metal Improvement Company, Inc. from December 1995 to June 2002.	63

David Linton	Vice President and President of Curtiss-Wright Flow Control Corporation since May 2004; Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2002; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.	49

Glenn E. Tynan	Vice President of Finance and Chief Financial Officer since June 2002; Controller from June 2000 to May 2002; Vice President and Corporate Controller of the Movado Group from 1999 to 2000; Corporate Controller of Dexter Corporation from 1998 to 1999; Vice President Finance and Controller of Lightolier from 1995 to 1998.	46

Michael J. Denton	Secretary and General Counsel since August 2001; Corporate Counsel of Honeywell International, Inc. (previously AlliedSignal Inc.) from 1993 to 2001.	49

Kevin McClurg	Corporate Controller since September 2002; Assistant Controller from February 2002 to September 2002; Director of Accounting of Toys R Us, Inc. until January 2002; Director of International Reporting of Random House from January 1998 to May 2001.	41

The executive officers of the Registrant are elected by the Board of Directors at its annual organizational meeting, to serve until the next annual organization meeting of the Board.

Audit Committee Financial Expert and Audit Committee

Information required by Item 401(h) and (i) of Regulation S-K is set forth in the Proxy Statement under the caption Proposals One and Two: “Board Committees” and is incorporated by reference in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption Proposals One and Two: “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.

Code of Ethics

Information required by Item 406 of Regulation S-K is set forth in the Proxy Statement under the caption Proposals One and Two: “Code of Conduct” and is incorporated by reference in this report.

New York Stock Exchange

In 2004, the CEO submitted his required certification under Section 3034 of the New York Stock Exchange listing requirements. The CEO’s certification was unqualified. The CEO and CFO of the Corporation have filed all of their required certifications under Section 302 of the Sarbanes Oxley Act of 2002.

Item 11. Executive Compensation.

Information required by Item 402 of Regulation S-K is set forth in the Proxy Statement under the caption Proposals One and Two: “COMPENSATION AND OTHER BENEFITS OF SENIOR MANAGEMENT” and is incorporated by reference in this report.

Item 12.  Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

Information required by Items 201(d) and 403 of Regulation S-K is set forth in the Proxy Statement under the caption Proposals One and Two: “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” and is incorporated by reference in this report.

Item 13. Certain Relationships and Related Transactions.

Information required by Item 404 of Regulation S-K is set forth in the Proxy Statement under the caption Proposals One and Two: “Certain Relationships and Related Transactions” and is incorporated by reference in this report.

Item 14. Principal Accounting Fees and Services.

Information required by this item is set forth in the Proxy Statement under the caption Proposal Seven: “Disclosure About Fees” and is incorporated by reference in this report.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of the Registrant and supplementary financial information, included in the Registrant’s Annual Report, are incorporated herein by reference in Item 8:

(i)	Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002, page 38.
(ii)	Consolidated Balance Sheets at December 31, 2004 and 2003, page 39.
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002, page 40.
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002, page 41.
(v)	Notes to Consolidated Financial Statements, pages 42 through 65, inclusive, and Quarterly Results of Operations, page 20.
(vi)	Report of Independent Registered Public Accounting Firm as of and for the years ended December 31, 2004 and 2003, page 37.
(vii)	Report of Independent Registered Public Accounting Firm for the year ended December 31, 2002, page 37.
(a)(2)	Financial Statement Schedule:

The items listed below are presented herein on pages 25 and 26 of this Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule as of and for the years ended December 31, 2004 and 2003.
(ii)	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule as of and for the year ended December 31, 2002.
(iii)	Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted, since they are not required, are not applicable, or because the required information is included in the financial statements or notes thereto.

(a)(3)	Other Matters – Subsequent Events

See the information contained in the Registrant’s Annual Report on page 32 under the caption “Recent Development” and on page 65 under the caption “Subsequent Event”, which information is incorporated herein by reference.

Exhibits:

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
(i)

Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between the Corporation and Unitrin, Inc. (incorporated by reference to Appendix A to the Registrant’s Proxy Statement Schedule on 14A with respect to the recapitalization of the Corporation dated September 5, 2001).

(ii)	Second Amended and Restated Agreement and Plan of Merger, dated as of August 17, 2001, among the Corporation, Unitrin, Inc., and CW Disposition Company (incorporated by reference to Appendix

B to the Registrant’s Proxy Statement Schedule on 14A with respect to the recapitalization of the Corporation dated September 5, 2001).

(iii)

Real Estate Sale and Purchase Agreement dated August 2, 2001, between Curtiss-Wright Corporation, Curtiss-Wright Flight Systems, Inc., and Shaw Achas, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed January 4, 2002).

(iv)

Addendum to Real Estate Sale and Purchase Agreement dated September 10, 2001, by and between Curtiss-Wright Corporation Curtiss-Wright Flight Systems, Inc., and Shaw Achas, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed January 4, 2002).

(v)

Share and Asset Purchase Agreement dated February 19, 2002, between Spirent Plc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed April 15, 2002).

(vi)

Asset Purchase Agreement dated October 25, 2002, between Westinghouse Government Services Company LLC and Curtiss-Wright Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 12, 2002).

(vii)

Asset Purchase Agreement dated January 31, 2004, between Solectron Corporation and Curtiss-Wright Corporation (incorporated by reference to Exhibit (2)(viii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

(3)	Articles of Incorporation and By-laws of the Registrant
(i)	Restated Certificate of Incorporation as amended May 23, 2003 (incorporated by reference to Exhibit 3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
(ii)

By-laws as amended through November 29, 2001 (incorporated by reference to Appendix D-1 to Registrant’s Proxy Statement on Schedule 14A with respect to the recapitalization of the Corporation dated September 5, 2001).

(4)	Instruments defining the rights of security holders, including indentures
(i)

Agreement to furnish to the Commission upon request, a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985).

(ii)

Amended and Restated Revolving Credit Agreement dated July 23, 2004, between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and The Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004).

(iii)

Amended and Restated Rights Agreement, dated as of November 6, 2000, as amended and restated as of November 20, 2001, between the Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, (incorporated by reference to Exhibit 4 to the Registrant’s Report on Form 8-K, filed November 20, 2001).

(iv)

Amendment to Restated Rights Agreement dated February 1, 2002, naming American Stock Transfer & Trust Company as Rights Agent, (incorporated by reference to Exhibit 4(iv) to the Registrant’s Annual Report on Form 10-K, filed March 18, 2002).

(10)	Material Contracts:
(i)	Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1989). *

(ii)	Curtiss-Wright Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8, filed December 15, 1995). *
(iii)

Revised Standard Employment Severance Agreement with Certain Management of Curtiss-Wright (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001). *

(iv)	Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997). *
(v)

Restated and Amended Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through February 28, 2002, (incorporated by reference to Exhibit (10)(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001), and Instrument of Amendment No. 2 (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).*

(vi)

Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan dated February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).*

(vii)

Curtiss-Wright Electro-Mechanical Division Pension Plan dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002). *

(viii)	Curtiss-Wright Corporation 1996 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8, filed June 19, 1996). *
(ix)	Curtiss-Wright Corporation Executive Deferred Compensation Plan, as of January 31, 2005, filed herewith.*
(x)

Change In Control Severance Protection Agreement dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001). *

(xi)

Standard Change In Control Severance Protection Agreement dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001). *

(xii)

Trust Agreement dated January 20, 1998, by and between Curtiss-Wright Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998). *

(xiii)

Consulting Agreement dated April 10, 2000, between Registrant and David Lasky (incorporated by reference to Exhibit (10)(xi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000). *

(xiv)

Standard Supplemental Retirement Agreement dated April 27, 1999, between the registrant and certain Officers of the Registrant (incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000). *

(xv)

Consulting Agreement dated June 18, 2002, between Registrant and Gerald Nachman (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002). *

(xvi)

Curtiss-Wright Electro-Mechanical Division Savings Plan dated January 1, 2004, (incorporated by reference to Exhibit (10)(xviii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).*

(xvii)	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2003). *
(xviii)

 Note Purchase Agreement between Curtiss-Wright Corporation and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 3, 2003).

(xix)

Restrictive Legends on Notes subject to Purchase Agreement between Curtiss-Wright Corporation and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 3, 2003).

(13)	Annual Report to Stockholders for the year ended December 31, 2004.
(16)	Letter from Deloitte & Touche and PricewaterhouseCoopers LLP, dated March 25, 2003 (incorporated by reference to Registrant’s Form 8-K, filed March 26, 2003).
(21)	Subsidiaries of the Registrant.
(23)	Consents of Experts and Counsel.
(i)	Consent of Independent Registered Public Accounting Firm.
(ii)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(i)	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(ii)	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32)	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, furnished herewith.

*Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Curtiss-Wright Corporation

Roseland, New Jersey

We have audited the consolidated financial statements of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the two years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 15, 2005; such reports are incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2004. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Parsippany, New Jersey

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Curtiss-Wright Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2003, appearing in the 2004 Annual Report to Stockholders of Curtiss-Wright Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule, for the year ended December 31, 2002, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

March 12, 2003

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

for the years ended December 31, 2004, 2003, and 2002

(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period
Deducted from assets to which they apply:
Year-ended December 31, 2004
Reserves for inventory obsolescence	$22,278	$4,212	$6,539	(A)	$6,753	(B)	$26,276
Reserves for doubtful accounts and notes	3,449	802	368	(A)	607	(C)	4,012

Total	$25,727	$5,014	$6,907		$7,360		$30,288

Year-ended December 31, 2003
Reserves for inventory obsolescence	$23,548	$2,152	$1,566	(A)	$4,988	(D)	$22,278
Reserves for doubtful accounts and notes	3,244	1,388	110	(A)	1,293	(C)	3,449

Total	$26,792	$3,540	$1,676		$6,281		$25,727

Year-ended December 31, 2002
Reserves for inventory obsolescence	$14,384	$1,958	$7,818	(A)	$612	(D)	$23,548
Reserves for doubtful accounts and notes	2,808	197	546	(A)	307	(C)	3,244

Total	$17,192	$2,155	$8,364		$919		$26,792

Notes:

(A)	Primarily amounts acquired from business combinations and currency translation adjustments.
(B)	Write-off and sale of obsolete inventory.
(C)	Write-off of bad debts and the reduction of reserve requirements.
(D)	Primarily the write-off of obsolete inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)
Date: March 15, 2005	By: /s/ Martin R. Benante

Martin R. Benante Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	By: /s/ Glenn E. Tynan

Glenn E. Tynan Chief Financial Officer

Date: March 15, 2005	By: /s/ Kevin McClurg

Kevin McClurg Controller

Date: March 15, 2005	By: /s/ Martin R. Benante

Martin R. Benante Director

Date: March 15, 2005	By: /s/ James B. Busey IV

James B. Busey IV Director

Date: March 15, 2005	By: /s/ S. Marce Fuller

S. Marce Fuller Director

Date: March 15, 2005	By: /s/ David Lasky

David Lasky Director

Date: March 15, 2005	By: /s/ Carl G. Miller

Carl G. Miller Director

Date: March 15, 2005	By: /s/ William B. Mitchell

William B. Mitchell Director

Date: March 15, 2005	By: /s/ John R. Myers

John R. Myers Director

Date: March 15, 2005	By: /s/ William W. Sihler

William W. Sihler Director

Date: March 15, 2005	By: /s/ J. McLain Stewart

J. McLain Stewart Director