Form 10-Q
period 2005-03-31
CURTISS WRIGHT CORP
filed 2005-05-10
CIK 26324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Common Stock, par value $1.00 per share: 12,850,028 shares (as of April 30, 2005).

Class B Common Stock, par value $1.00 per share: 8,764,246 shares (as of April 30, 2005).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$258,487	$214,933
Cost of sales	172,718	143,338
Gross profit	85,769	71,595

Research and development expenses	10,228	8,212
Selling expenses	16,924	12,604
General and administrative expenses	33,468	25,249
Environmental remediation and administrative expenses	83	240
Pension expense, net	500	40
(Gain) loss on sale of real estate and fixed assets	(2,913)	87
Operating income	27,479	25,163

Other income (expense), net	(124)	(402)
Interest expense	(4,303)	(2,265)
Earnings before income taxes	23,052	22,496
Provision for income taxes	8,529	6,887
Net earnings	$14,523	$15,609

Basic earnings per share	$0.68	$0.75
Diluted earnings per share	$0.67	$0.74

Dividends per share	$0.09	$0.09

Weighted average shares outstanding:
Basic	21,511	20,881
Diluted	21,814	21,206

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$41,783	$41,038
Receivables, net	251,917	214,084
Inventories, net	128,144	115,979
Deferred tax assets, net	23,699	25,693
Other current assets	11,923	12,460
Total current assets	457,466	409,254
Property, plant and equipment, net	269,235	265,243
Prepaid pension costs	77,313	77,802
Goodwill	392,240	364,313
Other intangible assets, net	155,872	140,369
Other assets	14,565	21,459
Total Assets	$1,366,691	$1,278,440
Liabilities
Current Liabilities:
Short-term debt	$981	$1,630
Dividends payable	1,944	–
Accounts payable	62,214	65,364
Accrued expenses	47,245	63,413
Income taxes payable	16,968	13,895
Other current liabilities	52,405	52,793
Total current liabilities	181,757	197,095
Long-term debt	419,083	340,860
Deferred tax liabilities, net	46,934	40,043
Accrued pension and other postretirement benefit costs	82,317	80,612
Long-term portion of environmental reserves	24,194	23,356
Other liabilities	22,651	20,860
Total Liabilities	776,936	702,826
Stockholders’ Equity
Common stock, $1 par value	16,682	16,646
Class B common stock, $1 par value	8,765	8,765
Additional paid-in capital	57,361	55,885
Retained earnings	613,649	601,070
Unearned portion of restricted stock	(28)	(34)
Accumulated other comprehensive income	33,004	36,797
	729,433	719,129
Less: Cost of treasury stock	(139,678)	(143,515)
Total Stockholders’ Equity	589,755	575,614
Total Liabilities and Stockholders’ Equity	$1,366,691	$1,278,440

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$14,523	$15,609
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,481	9,507
(Gain) loss on sale of real estate and fixed assets	(2,913)	87
Non-cash pension expense	500	40
Deferred income taxes	(297)	(1,694)
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(10,874)	(8,249)
Increase in inventories	(7,629)	(882)
Decrease in progress payments	(4,088)	(1,859)
Decrease in accounts payable and accrued expenses	(21,098)	(7,469)
Increase (decrease) in deferred revenue	1,317	(2,900)
Increase in income taxes payable	4,534	4,035
Decrease (increase) in other assets	49	(973)
Increase (decrease) in other liabilities	1,905	(535)
Total adjustments	(27,113)	(10,892)
Net cash (used in) provided by operating activities	(12,590)	4,717
Cash flows from investing activities:
Proceeds from sales of non-operating assets	10,931	1,084
Additions to property, plant and equipment	(11,819)	(6,102)
Acquisition of new businesses	(68,768)	(118,588)
Net cash used for investing activities	(69,656)	(123,606)
Cash flows from financing activities:
Proceeds from issuance of debt	209,000	90,505
Principal payments on debt	(129,180)	(40,531)
Proceeds from exercise of stock options	3,967	3,521
Net cash provided by financing activities	83,787	53,495
Effect of foreign currency	(796)	44
Net decrease in cash and cash equivalents	745	(65,350)
Cash and cash equivalents at beginning of period	41,038	98,672
Cash and cash equivalents at end of period	$41,783	$33,322
Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$82,480	$123,930
Additional consideration on prior year acquisitions	6,210	1,396
Liabilities assumed from current year acquisitions	(19,702)	(6,738)
Cash acquired from current year acquisitions	(220)	–
Net cash paid for acquisitions	$68,768	$118,588

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Unearned Portion of Restricted Stock Awards	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2003	$16,611	$8,765	$52,998	$543,670	$(55)	$22,634	$(165,742)

Net earnings	–	–	–	65,066	–	–	–
Translation adjustments, net	–	–	–	–	–	14,163	–
Dividends	–	–	–	(7,666)	–	–	–
Stock options exercised, net	–	–	(1,748)	–	–	–	11,345
Stock issued under employee stock purchase plan, net	35	–	1,358	–	–	–	–
Equity issued in connection with acquisitions	–	–	3,259	–	–	–	10,741
Other	–	–	18	–	21	–	141

December 31, 2004	16,646	8,765	55,885	601,070	(34)	36,797	(143,515)

Net earnings	–	–	–	14,523	–	–	–
Translation adjustments, net	–	–	–	–	–	(3,793)	–
Dividends	–	–	–	(1,944)	–	–	–
Stock options exercised, net	–	–	(204)	–	–	–	3,790
Stock issued under employee stock purchase plan, net	36	–	1,701	–	–	–	–
Other	–	–	(21)	–	6	–	47

March 31, 2005	$16,682	$8,765	$57,361	$613,649	$(28)	$33,004	$(139,678)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational provider of highly engineered products and services for high performance platforms. The Corporation provides products and services to a number of global markets, such as defense, commercial aerospace, nuclear power generation, oil and gas, automotive, and general industrial markets. Operations are conducted through 33 manufacturing facilities, 56 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2004 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Certain prior year information has been reclassified to conform to current presentation.

2.	ACQUISITIONS

The Corporation acquired one business during the three months ended March 31, 2005, as described in more detail below. The acquisition has been accounted for as a purchase with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, within twelve months from acquisition.

The following unaudited pro forma financial information shows the results of operations for the three months ended March 31, 2005 and 2004, as though the 2004 and 2005 acquisitions had occurred on January 1, 2004. The unaudited pro forma presentation reflects adjustments for (i) the amortization of acquired intangible assets, (ii) depreciation

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

of fixed assets at their acquired fair values, (iii) additional interest expense on acquisition-related borrowings, (iv) the issuance of stock as consideration, (v) the income tax effect on the pro forma adjustments, using local statutory rates, and (vi) costs of the acquired businesses incurred as a result of the acquisition. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

	(In thousands) Three Months Ended March 31,
	2005	2004

Revenue	$262,939	$251,250
Net earnings	14,033	15,660
Diluted earnings per share	0.64	0.73

Please refer to the Corporation’s 2004 Annual Report on Form 10-K for more detail on the 2004 acquisitions.

The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

Motion Control Segment

Indal Technologies, Inc.

On March 1, 2005, the Corporation acquired the outstanding stock of the parent corporation of Indal Technologies, Inc. (“Indal”). The purchase price was 78.0 million Canadian dollars ($62.8 million) in cash and was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $29.4 million at March 31, 2005, including foreign currency translation adjustment gains of $0.8 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

Indal provides shipboard helicopter handling systems for naval applications with a global installed base on over 200 ships, including more than 100 systems deployed in the U.S. Navy. Indal’s highly engineered, proprietary products enable helicopters to land aboard naval vessels in rough sea conditions. Indal also designs and manufactures specialized telescopic hangars that provide protection for helicopters aboard ships and cable handling systems for naval sonar applications. Indal is headquartered near Toronto, Ontario, Canada. Revenues of the acquired business were 49.4 million Canadian dollars ($38.2 million) for the year ended December 31, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

3.	RECEIVABLES

Receivables at March 31, 2005 and December 31, 2004 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

	(In thousands)
	March 31, 2005	December 31, 2004

Billed Receivables:
Trade and other receivables	$175,767	$156,891
Less: Allowance for doubtful accounts	(3,980)	(4,011)

Net billed receivables	171,787	152,880

Unbilled Receivables:
Recoverable costs and estimated earnings not billed	94,535	79,156
Less: Progress payments applied	(14,405)	(17,952)

Net unbilled receivables	80,130	61,204

Receivables, net	$251,917	$214,084

The net receivable balance at March 31, 2005 included $23.4 million related to the Corporation’s 2005 acquisition.

4.	INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31, 2005	December 31, 2004

Raw material	$50,233	$49,616
Work-in-process	42,298	35,157
Finished goods and component parts	53,463	50,117
Inventoried costs related to U.S. Government and other long-term contracts	20,180	19,396

Gross inventories	166,174	154,286
Less: Inventory reserves	(26,540)	(26,276)
Progress payments applied, principally related to long-term contracts	(11,490)	(12,031)

Inventories, net	$128,144	$115,979

The net inventory balance at March 31, 2005 included $4.9 million related to the Corporation’s 2005 acquisition.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2004	$115,202	$228,579	$20,532	$364,313
Goodwill from 2005 acquisitions	–	28,587	–	28,587
Additional consideration of prior years’ acquisitions	84	326	24	434
Currency translation adjustment	(155)	(810)	(129)	(1,094)

March 31, 2005	$115,131	$256,682	$20,427	$392,240

The purchase price allocations relating to three of the businesses acquired during the twelve months ended March 31, 2005 are based on estimates and have not yet been finalized.

6.	OTHER INTANGIBLE ASSETS, net

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets and include $9.9 million of indefinite lived intangible assets within other intangible assets for both periods presented.

	(In thousands)
March 31, 2005	Gross	Accumulated Amortization	Net

Developed technology	$86,994	$(8,822)	$78,172
Customer related intangibles	69,214	(5,417)	63,797
Other intangible assets	15,954	(2,051)	13,903

Total	$172,162	$(16,290)	$155,872

	(In thousands)
December 31, 2004	Gross	Accumulated Amortization	Net

Developed technology	$75,970	$(7,436)	$68,534
Customer related intangibles	62,049	(4,282)	57,767
Other intangible assets	15,952	(1,884)	14,068

Total	$153,971	$(13,602)	$140,369

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

The following table presents the changes in the net balance of other intangibles assets during the three months ended March 31, 2005.

	(In thousands)
	Developed technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total

December 31, 2004	$68,534	$57,767	$14,068	$140,369
Acquired during 2005	10,769	7,179	18	17,966
Amortization expense	(1,435)	(1,136)	(168)	(2,739)
Net currency translation adjustment	304	(13)	(15)	276

March 31, 2005	$78,172	$63,797	$13,903	$155,872

7.	WARRANTY RESERVES

The Corporation provides its customers with warranties on certain commercial and governmental products. Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience. Estimated warranty costs are reduced as these costs are incurred and as the warranty period expires and may be otherwise modified as specific product performance issues are identified and resolved. Warranty reserves are included within other current liabilities on the Corporation’s Consolidated Balance Sheets. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the following table presents the changes in the Corporation’s warranty reserves:

	(In thousands)
	Three Months Ended March 31,

	2005	2004

Warranty reserves at January 1,	$9,667	$10,011
Increase due to acquisitions	1,796	860
Provision for current year sales	808	477
Current year claims	(610)	(459)
Change in estimates to pre-existing warranties	(391)	(144)
Foreign currency translation adjustment	(136)	79

Warranty reserves at March 31,	$11,134	$10,824

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

8.	DEBT

Debt at March 31, 2005 and December 31, 2004 consists of the following:

	(In thousands)
	March 31, 2005	December 31, 2004

Industrial Revenue Bonds, due through 2028. Weighted average interest rate is 1.97% and 1.39% per annum for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.	$14,282	$14,296
Revolving Credit Agreement, due 2009. Weighted average interest rate per annum is 3.38% and 2.56% per annum for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.	205,000	124,500
5.13% Senior Notes due 2010	74,762	75,329
5.74% Senior Notes due 2013	125,096	126,793
Other debt	924	1,572

Total debt	420,064	342,490
Less: Short-term debt	981	1,630

Total Long-term debt	$419,083	$340,860

The estimated fair values of the Corporation’s debt instruments at March 31, 2005 aggregated $419.6 million compared to a carrying value of $420.1 million. The carrying amount of the variable interest rate long-term debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated by management, utilizing valuations provided by third parties in accordance with their proprietary models.

9.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

The components of net periodic pension cost (benefit) for the three months ended March 31, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Service cost	$2,595	$2,318	$924	$841
Interest cost	1,992	1,954	2,064	1,999
Expected return on plan assets	(4,123)	(4,255)	(1,946)	(2,022)
Amortization of prior service cost	30	22	–	–
Amortization of net loss	7	2	–	–
Amortization of transition obligation	(1)	(1)	–	–

Net periodic benefit cost	$500	$40	$1,042	$818

No contributions have been made to the pension plans during the three months ended March 31, 2005. The Corporation anticipates contributing $10.1 million, the estimated minimum required amount, to the EMD Pension Plan during 2005. No contributions are estimated to be made to the Curtiss-Wright Pension Plan due to its funded status.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the three months ended March 31, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Service cost	$–	$–	$191	$219
Interest cost	7	8	553	616
Amortization of net (gain) loss	(14)	(15)	–	–

Net periodic benefit (income) cost	$(7)	$(7)	$744	$835

During the three months ended March 31, 2005, the Corporation has paid zero and $0.4 million on the Curtiss-Wright and EMD post-retirement plans, respectively. During 2005, the Corporation anticipates contributing $0.1 million and $1.7 million to the post-retirement plans, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the Corporation made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued. Regulations regarding the implementation of the Act were finalized in February of 2005 and the Corporation concluded that the prescription drug benefits offered under this plan are not actuarially equivalent to Medicare Part D under the Act. Therefore, in accordance with FASB Staff Position FAS 106-2, any measures of the Accumulated Postretirement Benefit Obligation or Net Periodic Postretirement Benefit Cost reflect the effects of the Act on the plan.

10.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended March 31,

	2005	2004

Basic weighted average shares outstanding	21,511	20,881
Dilutive effect of stock options and deferred stock compensation	303	325

Diluted weighted average shares outstanding	21,814	21,206

At March 31, 2005 the Corporation had 125,000 stock options outstanding that could potentially dilute basic EPS in the future but were excluded from the computation of diluted EPS for the three months ended March 31, 2005 as they would have been antidilutive for the period. There were no antidilutive shares for the three months ended March 31, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

11.	STOCK COMPENSATION PLANS

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Corporation elected to account for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, the Corporation does not recognize compensation expense on non-qualified stock options granted to employees under the Corporation’s 1995 Long-Term Incentive Plan (“LTI Plan”) when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant or on non-qualified stock options granted under the Corporation’s Employee Stock Purchase Plan (“ESPP”).

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, as amended, and has been determined as if the Corporation had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information with regard to the number of options granted, market price of the grants, vesting requirements, the maximum term of the options granted by plan type, risk-free interest rate, the expected volatility, the expected dividend yield, the weighted-average option life, and the weighted-average grant-date fair value of options is included in the Corporation’s 2004 Annual Report on Form 10-K.

The Corporation’s pro forma results are as follows:

	(In thousands, except per share data) Three Months Ended March 31,

	2005	2004

Net earnings, as reported	$14,523	$15,609
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(568)	(306)

Pro forma net earnings	$13,955	$15,303

Net earnings per share:
As reported:
Basic	$0.68	$0.75
Diluted	$0.67	$0.74
Pro forma:
Basic	$0.65	$0.73
Diluted	$0.64	$0.72

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“FAS 123(R)”). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

are much the same as the related conditions in FAS 123(R). This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until January 1, 2006. The Corporation has not yet determined the impact of this pronouncement.

12.	ENVIRONMENTAL MATTERS

The environmental obligation at March 31, 2005 was $26.1 million compared to $25.2 million at December 31, 2004. Approximately 80% of the Corporation’s environmental reserves as of March 31, 2005 and December 31, 2004 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey non-operating property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property, which is currently anticipated to be between three to five years with an estimated cost of $1.5 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

13.	SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended March 31, 2005
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$109,413	$100,084	$48,990	$258,487	$–	$258,487
Intersegment revenues	–	120	108	228	(228)	–
Operating income	10,349	6,390	7,817	24,556	2,923	27,479

	(In thousands) Three Months Ended March 31, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$89,395	$83,344	$42,194	$214,933	$–	$214,933
Intersegment revenues	–	–	184	184	(184)	–
Operating income	10,431	8,289	6,577	25,297	(134)	25,163

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

March 31, 2005	$422,014	$656,812	$199,722	$1,278,548	$88,143	$1,366,691
December 31, 2004	415,504	576,275	194,783	1,186,562	91,878	1,278,440

Adjustments to reconcile to earnings before income taxes:

	(In thousands) Three months ended March 31,

	2005	2004

Total segment operating income	$24,556	$25,297
Corporate and administrative	10	(47)
Gain (loss) on sale of real estate and fixed assets	2,913	(87)
Other income (expense), net	(124)	(402)
Interest expense	(4,303)	(2,265)

Earnings before income taxes	$23,052	$22,496

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

(UNAUDITED)

14.	(GAIN) LOSS ON SALE OF REAL ESTATE AND FIXED ASSETS

On March 17, 2005, the Corporation completed the sale of its Fairfield, New Jersey property, a former operating property, for $10.5 million. The property encompasses approximately 39 acres and was formerly an operating facility for the Company’s Motion Control segment now located in Shelby, North Carolina. As a result of the sale, the Corporation recognized a pre-tax gain of $2.8 million in the first quarter of 2005, which is recorded in operating income in the Corporation’s Consolidated Statements of Earnings.

15.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:

	(In thousands) Three Months Ended March 31,

	2005	2004

Net earnings	$14,523	$15,609
Equity adjustment from foreign currency translations	(3,793)	753

Total comprehensive income	$10,730	$16,362

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

16.	CONTINGENCIES AND COMMITMENTS

The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG (“UBS”) for a credit facility in the amount of 6.0 million Swiss francs ($5.0 million) for the issue of performance guarantees related to long-term contracts. The Corporation received prepayments on these contracts, which are being used as collateral against the credit facility. The customers can draw down on the line of credit for nonperformance up to the amount of pledged collateral, which is released from restriction over time as the Corporation meets its obligations under the long-term contracts. Under the terms of this credit facility agreement, the Corporation is not permitted to borrow against the line of credit. The Corporation is charged a commitment fee on the outstanding balance of the collateralized cash. As of March 31, 2005, the amount of restricted cash under this facility was $2.7 million, all of which is expected to be released from restriction after one year.

The Corporation has several NRC licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for costs of decommissioning the facility, which is estimated for 2017, is $3.1 million.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – ITEM 2

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING INFORMATION

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking” information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in (a) Item 1. Financial Statements and (b) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation’s successful execution of internal performance plans; performance issues with key suppliers, subcontractors, and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations; ability of outside third parties to comply with their commitments; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization, and technological difficulties; social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; the factors discussed under the caption “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004; and other factors that generally affect the business of companies operating in the Corporation’s markets and/or industries.

The Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

COMPANY ORGANIZATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow-control products. These products are for severe service military and commercial applications including power generation, oil and gas, and general industrial. The Motion Control segment primarily designs, develops, and manufactures high-performance mechanical systems, drive systems, embedded computing solutions, and electronic controls and sensors for the defense, aerospace, and general industrial markets. Metal Treatment provides a variety of metallurgical services, principally shot peening, laser peening, heat treating, and coatings, for various industries, including military and commercial aerospace, automotive, construction equipment, oil and gas, power generation, and general industrial.

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental,” “base,” and “organic” are used to explain changes from period to period. “Incremental” references are defined as the current period results of acquisitions included in the Corporation’s results of operations for which no prior period results exist. Therefore, the results of operations for acquisitions are “incremental” for the twelve months from the date of acquisition.

For quarterly reporting purposes, acquisitions are segregated from the results of the Corporation’s other businesses for a full year, or in the more likely event of a mid-quarter acquisition, 5 quarters. For year to date reporting purposes, acquisitions remain segregated for two years. The remaining businesses are referred to as the “base” businesses, and operations of the base businesses are referred to as “organic.” An acquisition is considered base when the reporting period includes fully comparable current and prior period data. Therefore, for the first quarter our organic growth excludes the twelve acquisitions completed since January 1, 2004.

Three months ended March 31, 2005

Sales for the first quarter of 2005 totaled $258.5 million, an increase of 20% from sales of $214.9 million for the first quarter of 2004. New orders received for the current quarter of $325.8 million were up 38% over the orders of $235.4 million for the first quarter of 2004. Acquisitions made in 2005 and 2004 contributed $45.2 million in incremental new orders received in the first quarter of 2005. Backlog increased 19% to $748.2 million at March 31, 2005 from $627.7 million at December 31, 2004. The acquisition made in 2005 represented $57.4 million of the backlog at March 31, 2005. Approximately 70% of our backlog is from military business.

Sales for the first quarter of 2005, as compared to the same period last year, benefited from the acquisitions completed in 2004 and the first quarter of 2005, which contributed $35.8 million in incremental sales (or 82% of the overall increase) in the first quarter of 2005. The remaining base businesses generated overall organic growth of 4% in the first quarter of 2005. This organic sales growth was driven by our Metal Treatment and Motion Control segments, which

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

experienced organic growth of 13% and 5%, respectively, compared to the prior year period. Our Flow Control segment’s organic sales declined 1% in the first quarter of 2005 as compared to the prior year period.

In our base businesses, higher sales from our Metal Treatment segment of global shot peening services of $3.7 million, higher Motion Control segment sales to the global commercial aerospace and general industrial markets of $4.4 million, and higher sales from our Flow Control segment to the oil and gas and commercial power generation markets of $4.5 million all contributed to the organic growth. Offsetting these increases are lower sales of flow control products to the U. S. Navy of $6.0 million due to timing of contractual revenues and lower sales of motion control products to the global transportation industry of $1.5 million. In addition, foreign currency translation favorably impacted sales by $2.2 million for the quarter ended March 31, 2005, compared to the prior year period.

Operating income for the first quarter of 2005 totaled $27.5 million, an increase of 9% from operating income of $25.2 million for the same period last year. The increase was mainly due to a $2.8 million gain on the sale of our Fairfield property, which was previously used for operations. Business segment operating income declined 3% for the same comparable periods. The decline included lower organic operating income of 2%, offset somewhat by our 2004 and 2005 acquisitions, which contributed $0.1 million of incremental operating income in the first quarter of 2005. The decline in organic operating income was caused primarily by unfavorable sales mix in our Flow Control and Motion Control segments. This decline was partially offset by organic operating income growth of 17% in the Metal Treatment segment. Our Motion Control acquisitions experienced increased integration costs of $0.8 million, primarily in the embedded computing group, which further reduced the operating margins. In addition, anticipated shipping delays and additional costs relating to a relocation into a larger facility resulted in an operating loss for the quarter of $1.0 million at our European valves division. Operating income was also negatively impacted by $0.5 million higher pension expense from the Curtiss-Wright pension plan in the first quarter 2005 as compared to the prior year. Foreign exchange translation had a favorable impact of $0.4 million on operating income for the first quarter of 2005, as compared to the prior year period. We believe operating margins will improve in the second half of 2005 as we expect greater sales volume and lower integration costs in our embedded computing group, reduced operating costs from the benefits of integration, and better product mix through sales of higher margin products.

Net earnings for the first quarter of 2005 totaled $14.5 million, or $0.67 per diluted share, which represents a decrease of 7% as compared to the net earnings for the first quarter of 2004 of $15.6 million, or $0.74 per diluted share. Lower segment operating income in the first quarter of 2005 of $0.7 million coupled with higher interest expense of $2.0 million, due to both higher debt levels and higher interest rates, lowered net earnings in the first quarter of 2005. Net earnings for the first quarter of 2005 include a net after tax gain of $1.5 million (approximately $0.07 per diluted share), related to the sale of non-operating property. In addition, the net earnings for the first quarter of 2004 included nonrecurring tax benefits of $1.5 million (approximately $0.07 per diluted share).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	(In thousands, except percentages) Three Months Ended March 31,

	2005	2004	% Change

Sales:
Flow Control	$109,413	$89,395	22.4%
Motion Control	100,084	83,344	20.1%
Metal Treatment	48,990	42,194	16.1%

Total Sales	$258,487	$214,933	20.3%

Operating Income:
Flow Control	$10,349	$10,431	-0.8%
Motion Control	6,390	8,289	-22.9%
Metal Treatment	7,817	6,577	18.9%

Total Segments	24,556	25,297	-2.9%
Pension (Expense)/Income	(500)	(40)	1,150.0%
Corporate & Other	3,423	(94)	-3,741.5%

Total Operating Income	$27,479	$25,163	9.2%

Operating Margins:
Flow Control	9.5%	11.7%
Motion Control	6.4%	9.9%
Metal Treatment	16.0%	15.6%
Total Curtiss-Wright	10.6%	11.7%

Flow Control

The Corporation’s Flow Control segment posted sales of $109.4 million for the first quarter of 2005, an increase of 22% from $89.4 million in the first quarter of 2004. The 2004 acquisitions contributed $20.9 million in incremental sales in the first quarter of 2005 over the prior year period. This segment experienced an overall decline in organic growth of 1% primarily resulting from lower overall sales to the U.S. Navy of $6.0 million due to timing of customer driven delivery schedules, offset mostly by higher sales to the oil and gas and commercial power generation markets of $4.5 million. Sales of pumps and generators dropped $8.0 million as we completed production, development, and prototype work on several submarine classes and on the CVN 21 aircraft carrier. The revenues associated with these products are expected to increase in the second half of 2005 through greater production work on the CVN 21 aircraft carrier and the VA class submarine. Offsetting these declines were increased revenues from valve and generic electronic product sales and development work for the U.S. Navy of $4.6 million due to increasing market share. Revenues derived from the oil and gas market were driven mainly by our coker valve sales, which increased $2.0 million, as the product continues to gain acceptance in the industry. Commercial power generation revenues are being driven by sales of reactor coolant pumps and control drive rod mechanisms to nuclear power plants, offset by a drop in motor remanufacture, which netted an increase of $1.4 million period over period. Sales in this market are generally driven by customer maintenance schedules, which vary in timing and can cause fluctuations from period to period. In addition, foreign currency translation favorably impacted this segment’s sales for the first quarter of 2005 by $0.4 million, as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the first quarter of 2005 was $10.3 million, a decrease of 1% as compared to $10.4 million for the same period last year. The decline was due to the lower sales volume to the U.S. Navy, decreased higher margin spares sales to the oil and gas market, increased sales of generic electronics products and development programs, which generate lower margins, and increased development costs on new products, mostly offset by contributions from the 2004 acquisitions. In addition, anticipated shipping delays and additional costs relating to a relocation into a larger facility resulted in an operating loss for the quarter of $1.0 million at our European valves division. The business segment also benefited slightly from favorable foreign currency translation in the first quarter of 2005, as compared to the first quarter of 2004.

New orders received for the Flow Control segment totaled $132.7 million in the first quarter of 2005 representing an increase of 15% from the same period in 2004. The increase is due to the incremental new orders from the 2004 acquisitions of $22.1 million. The base businesses experienced a decline in new orders of 4% mainly due to strong orders received in the first quarter of 2004 in the oil and gas industry. Backlog increased 6% to $419.4 million at March 31, 2005 from $396.3 million at December 31, 2004.

Motion Control

Sales for the Corporation’s Motion Control segment increased 20% to $100.1 million in the first quarter of 2005 from $83.3 million in the first quarter of 2004, primarily due to the contribution of the 2004 and 2005 acquisitions, which contributed $13.3 million in incremental sales (or 79% of the overall increase) for the first quarter of 2005. Organic sales growth was 5% in the first quarter of 2005. This organic growth increase was due primarily to increased demand for controller products by the general industrial market, which contributed $2.3 million to the increase. Upgrades to both commercial and defense European aerospace programs have driven demand for our data recording devices, adding another $0.8 million to the organic sales growth. The segment also experienced increased sales growth in its electronics markets for production work on helicopter radar warning systems and redesign and production work for the mobile gun system, which more than offset the decline in production work on the Bradley and Abrams programs, and contributed a net $1.0 million to increased first quarter sales. Offsetting these increases were reduced spares sales of actuation systems on the F-16 of $2.8 million, due mainly to timing of customer order requirements, and lower sales of tilting train systems in Europe of $1.5 million due to expiration of this program in 2004. Foreign currency translation favorably impacted sales for the first quarter of 2005 by $1.0 million, as compared to the prior year period.

Operating income for the first quarter of 2005 was $6.4 million, a decrease of 23% from the same period last year of $8.3 million. The segment’s 2004 and 2005 acquisitions experienced an incremental loss in the quarter of $1.5 million due to lower revenues based on customer delivery requirements and increased integration costs of $0.8 million. Additionally, the segment experienced an organic operating income decline of 3% driven primarily by unfavorable sales mix. The most significant of these impacts occurred in our military defense business, where higher margin spares sales were replaced by lower margin production and development work. The business segment also benefited from favorable foreign currency translation of $0.2 million in the first quarter of 2005, as compared to the first quarter of 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

New orders received for the Motion Control segment totaled $143.4 million in the first quarter of 2005, an increase of 85% from the same period in 2004. Acquisitions made in 2004 and 2005 contributed $21.4 million in incremental new orders received in the first quarter of 2005, while the remaining base businesses grew $35.8 million, or 60%, with gains across most product lines and market segments. Backlog increased 42% to $326.1 million at March 31, 2005 from $229.6 million at December 31, 2004. The acquisition made in 2005 represented $57.4 million of the backlog at March 31, 2005.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $49.0 million for the first quarter of 2005, up 16% when compared with $42.2 million in the first quarter of 2004. The sales improvement is mainly due to organic growth of 13% in base businesses in the first quarter of 2005, which was driven by higher global shot peening revenues from the aerospace and automotive markets of $3.7 million. Generally, this segment’s revenue growth can be attributed to the improving economic conditions worldwide. The segment’s 2004 acquisitions contributed $1.7 million in incremental revenue period over period. In addition, foreign currency translation favorably impacted sales for the first quarter of 2005 by $0.8 million, as compared to the prior year period.

Operating income for the first quarter of 2005 increased 19% to $7.8 million from $6.6 million for the same period last year. Overall margin improvement was due mainly to the higher sales volume noted above. Partially offsetting the operating income margins of the segment were unfavorable sales mix and increased operating costs. The business segment also benefited from favorable foreign currency translation of $0.2 million in the first quarter of 2005, as compared to the first quarter of 2004.

New orders received for the Metal Treatment segment totaled $49.7 million in the first quarter of 2005, an increase of 16% from the same period in 2004. Acquisitions made in 2004 contributed $1.7 million in incremental new orders received in the first quarter of 2005. Backlog increased 39% to $2.6 million at March 31, 2005 from $1.9 million at December 31, 2004.

Interest Expense

The increase in interest expense of $2.0 million for the first quarter of 2005 was due to higher debt levels and higher interest rates associated with the funding of our acquisitions, which accounted for 60% and 40% of the increase, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Corporation derives the majority of its operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor and is therefore subject to market fluctuations and conditions. A substantial portion of the Corporation’s business is in the defense sector, which is characterized by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestones) that provide the Corporation with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

The Corporation’s working capital was $275.7 million at March 31, 2005, an increase of $63.5 million from the working capital at December 31, 2004 of $212.2 million. The ratio of current assets to current liabilities was 2.5 to 1 at March 31, 2005 versus 2.1 to 1 at December 31, 2004. Cash and cash equivalents totaled $41.8 million in the aggregate at March 31, 2005, up from $41.0 million at December 31, 2004. Days sales outstanding at March 31, 2005 was 56 days as compared to 47 days at December 31, 2004. Inventory turns were 5.7 for the three months ended March 31, 2005 as compared to 5.8 at December 31, 2004.

Excluding cash, working capital increased $62.8 million from December 31, 2004, partially due to the Indal Technologies acquisition made in the first quarter of 2005. In addition to the impact of the acquisition, working capital changes were primarily affected by a decrease of $21.1 million in accounts payable and accrued expenses due to the payments of material procured in late 2004, annual employee bonuses and interest, and an increase of $10.9 million in accounts receivable due mainly to delayed milestone billings and customer payments.

Investing Activities

The Corporation acquired one business in the first quarter of 2005. A combination of cash resources and funds available under the Corporation’s credit agreement was utilized for the funding of the acquisition, which totaled $62.8 million. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives. As indicated in Note 2 to the Consolidated Financial Statements of the Corporation’s Annual Report, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first quarter of 2005, the Corporation made approximately $0.9 million in earn-out payments. Additionally, the Corporation paid an additional $5.1 million relating to prior period acquisitions, as required by the terms of the acquisition agreements.

Capital expenditures were $11.8 million in the first quarter of 2005. Internally available funds were adequate to meet the capital expenditures. Principal expenditures included the purchase of a new facility for our European valves division, new and replacement machinery and equipment and for the expansion of new product lines within the business segments.     The Corporation is expected to make additional capital expenditures of approximately $40 million during the remainder of 2005 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Financing Activities

At March 31, 2005, the Corporation had a $400 million credit agreement (the “Agreement”) with a group of ten banks. Borrowings under the agreement bear interest at a floating rate based on market conditions. In addition, the Corporation’s interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Agreement. The Corporation is subject to annual facility fees on the commitments under the Agreement. In connection with the Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Agreement. The Corporation is required under the Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 55%. The Agreement does not contain any subjective acceleration clauses. At March 31, 2005, the Corporation is in compliance with these covenants and had the flexibility to issue additional debt of $301 million without exceeding the covenant limit defined in the Agreement. The Corporation would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. Cash borrowings (excluding letters of credit) under the Agreement at March 31, 2005 were $205.0 million as compared to $124.5 million at December 31, 2004. The unused credit available under these agreements at March 31, 2005 was $172.0 million. The Agreement expires in July 2009.

On September 25, 2003 the Corporation issued $200.0 million of Senior Notes (the “Notes”). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time, all or from time to time any part of, the Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. At March 31, 2005, the Corporation is in compliance with these covenants.

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

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.3 million at March 31, 2005 and December 31, 2004. The loans outstanding under the Senior Notes, Interest Rate Swaps, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 4.32% during the first quarter of 2005 and 3.65% for 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2005, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently issued accounting standards:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“FAS 123(R)”). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123(R). This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until January 1, 2006. The Corporation has not yet determined the impact of this pronouncement.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the three months ended March 31, 2005. Information regarding market risk and market risk management policies is more fully described in item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Curtiss-Wright Corporation or its subsidiaries have been named in approximately 140 lawsuits that allege injury from exposure to asbestos. To date, Curtiss-Wright has secured its dismissal without prejudice in approximately 30 lawsuits, and is currently in discussions for similar dismissal in several others, and has not been found liable or paid any material sum of money in settlement in any case. Curtiss-Wright believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. Curtiss-Wright does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)	Exhibits

Exhibit 2.1

Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between Curtiss-Wright Corporation and CW Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-k filed February 3, 2005).

Exhibit 3.1	Restated Certificate of Incorporation as amended May 23, 2003 (incorporated by reference to Exhibit 3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
Exhibit 3.2	By-laws as amended through May 3, 2005, filed herewith.
Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to 18 U.S.C. Section 1350, filed herewith
Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, filed herewith
Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
(b)	Reports on Form 8-K

On February 3, 2005, the Corporation filed Form 8-K under Items 1.01 and 9.01 respecting the execution of the merger agreement for the Corporation’s recapitalization of its common stock. A press release announcing same was furnished as exhibit 99.

On February 4, 2005, the Corporation furnished Form 8-K under Items 2.02 and 9.01 respecting the announcement of financial results. A press release announcing financial results for the fourth quarter and year ended December 31, 2004 was furnished as exhibit 99.

On March 3, 2005, the Corporation filed Form 8-K under Items 2.02, 4.02, 8.01 and 9.01 announcing that previously issued financial information contained in the Corporation’s press release dated February 3, 2005, announcing the Company’s 2004 fourth quarter and year end financial results require revision and should no longer be relied upon. A press release announcing same was furnished as exhibit 99.

On March 28, 2005, the Corporation filed Form 8-K under Items 8.01 and 9.01 announcing that the Corporation received a supplemental ruling from the Internal Revenue Service permitting the Corporation to go forward with its proposed recapitalization of its Common Stock and Class B Common Stock into a single class of common stock. A press release announcing same was furnished as exhibit 99.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION (Registrant)
By:	/s/ Glenn E. Tynan
Glenn E. Tynan Vice President Finance / C.F.O. Dated: May 10, 2005