Form 10-Q
period 2005-06-30
CURTISS WRIGHT CORP
filed 2005-08-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 Commission File Number 1-134

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

Common Stock, par value $1.00 per share: 21,674,511 shares (as of July 29, 2005).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$283,193	$222,428	$541,680	$437,361
Cost of sales	182,894	146,406	355,612	289,744

Gross profit	100,299	76,022	186,068	147,617

Research and development expenses	11,580	7,754	21,808	15,966
Selling expenses	17,971	14,743	34,895	27,347
General and administrative expenses	36,501	27,789	69,969	53,038
Environmental remediation and administrative expenses	573	51	656	291
Pension expense	500	42	1,000	82
(Gain) loss on sale of real estate and fixed assets	(12)	230	(2,925)	317

Operating income	33,186	25,413	60,665	50,576

Other (expense) income, net	(576)	523	(700)	121
Interest expense	(4,778)	(3,018)	(9,081)	(5,283)

Earnings before income taxes	27,832	22,918	50,884	45,414
Provision for income taxes	9,898	8,594	18,427	15,481

Net earnings	$17,934	$14,324	$32,457	$29,933

Basic earnings per share	$0.83	$0.68	$1.51	$1.42

Diluted earnings per share	$0.82	$0.67	$1.49	$1.40

Dividends per share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding:
Basic	21,608	21,136	21,557	21,013
Diluted	21,888	21,460	21,844	21,330

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$47,983	$41,038
Receivables, net	243,138	214,084
Inventories, net	137,370	115,979
Deferred tax assets, net	26,123	25,693
Other current assets	10,416	12,460

Total current assets	465,030	409,254

Property, plant and equipment, net	267,619	265,243
Prepaid pension costs	76,865	77,802
Goodwill	388,132	364,313
Other intangible assets, net	152,111	140,369
Other assets	17,542	21,459

Total Assets	$1,367,299	$1,278,440

Liabilities
Current Liabilities:
Short-term debt	$934	$1,630
Dividends payable	1,948	—
Accounts payable	64,678	65,364
Accrued expenses	62,054	63,413
Income taxes payable	12,517	13,895
Other current liabilities	49,818	52,793

Total current liabilities	191,949	197,095

Long-term debt	402,561	340,860
Deferred tax liabilities, net	48,317	40,043
Accrued pension and other postretirement benefit costs	81,545	80,612
Long-term portion of environmental reserves	24,282	23,356
Other liabilities	23,267	20,860

Total Liabilities	771,921	702,826

Stockholders’ Equity
Common stock, $1 par value	25,447	16,646
Class B common stock, $1 par value	—	8,765
Additional paid-in capital	57,360	55,885
Retained earnings	629,636	601,070
Unearned portion of restricted stock	(23)	(34)
Accumulated other comprehensive income	21,311	36,797

	733,731	719,129
Less: Cost of treasury stock	(138,353)	(143,515)

Total Stockholders’ Equity	595,378	575,614

Total Liabilities and Stockholders’ Equity	$1,367,299	$1,278,440

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$32,457	$29,933

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,777	20,423
(Gain) loss on sale of real estate and fixed assets	(2,925)	317
Non-cash pension expense	1,000	82
Deferred income taxes	(1,158)	(1,807)
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(10,070)	(10,358)
Increase in inventories	(17,375)	(2,242)
Increase (decrease) in progress payments	477	(5,657)
(Decrease) increase in accounts payable and accrued expenses	(1,937)	3,764
(Decrease) increase in deferred revenue	(888)	2,573
Increase (decrease) in income taxes payable	829	(1,883)
Decrease (increase) in other assets	933	(435)
Increase (decrease) in other liabilities	2,108	(684)

Total adjustments	(5,229)	4,093

Net cash provided by operating activities	27,228	34,026

Cash flows from investing activities:
Proceeds from sales of capital assets	11,020	1,246
Acquisitions of intangible assets	(255)	(1,525)
Additions to property, plant and equipment	(22,032)	(13,746)
Acquisition of new businesses	(68,942)	(163,811)

Net cash used for investing activities	(80,209)	(177,836)

Cash flows from financing activities:
Proceeds from issuance of debt	255,000	198,005
Principal payments on debt	(195,226)	(119,075)
Proceeds from exercise of stock options	4,815	4,952
Dividends paid	(1,943)	(1,890)

Net cash provided by financing activities	62,646	81,992

Effect of foreign currency	(2,720)	(24)

Net increase (decrease) in cash and cash equivalents	6,945	(61,842)
Cash and cash equivalents at beginning of period	41,038	98,672

Cash and cash equivalents at end of period	$47,983	$36,830

Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$82,494	$193,043
Additional consideration paid for previous years’ acquisitions	6,384	1,707
Fair value of Common Stock issued as consideration for acquisitions	—	(13,000)
Liabilities assumed from current year acquisitions	(19,716)	(15,611)
Cash acquired from current year acquisitions	(220)	(2,328)

Net cash paid for acquisitions	$68,942	$163,811

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Unearned Portion of Restricted Stock Awards	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2003	$16,611	$8,765	$52,998	$543,670	$(55)	$22,634	$(165,742)

Net earnings	—	—	—	65,066	—	—	—
Translation adjustments, net	—	—	—	—	—	14,163	—
Dividends	—	—	—	(7,666)	—	—	—
Stock options exercised, net	—	—	(1,748)	—	—	—	11,345
Stock issued under employee stock purchase plan, net	35	—	1,358	—	—	—	—
Equity issued in connection with acquisitions	—	—	3,259	—	—	—	10,741
Other	—	—	18	—	21	—	141

December 31, 2004	16,646	8,765	55,885	601,070	(34)	36,797	(143,515)

Net earnings	—	—	—	32,457	—	—	—
Translation adjustments, net	—	—	—	—	—	(15,486)	—
Dividends	—	—	—	(3,891)	—	—	—
Stock options exercised, net	—	—	(205)	—	—	—	5,114
Stock issued under employee stock purchase plan, net	36	—	1,701	—	—	—	—
Recapitalization	8,765	(8,765)	—	—	—	—	—
Other	—	—	(21)	—	11	—	48

June 30, 2005	$25,447	$—	$57,360	$629,636	$(23)	$21,311	$(138,353)

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

Certain prior year information has been reclassified to conform to current presentation.

2.	CHANGES IN CAPITAL STRUCTURE

On May 24, 2005, the Corporation completed a recapitalization that resulted in the combination of the Corporation’s two classes of common stock into a single new class by converting all outstanding shares of Common stock and Class B common stock into a single new class of common stock. The recapitalization was accomplished through a merger of a wholly owned subsidiary into the Corporation, in which the outstanding shares of Common stock and Class B common stock were exchanged for shares of the single class of Common stock. The ownership of the Corporation’s new class of Common stock was the same immediately after the merger as it was immediately prior. As of June 30, 2005, there were 21,618,218 shares outstanding of Common stock.

In addition to the recapitalization, in May 2005, shareholders approved a proposal to increase the number shares of Common stock authorized for issuance from 45 million shares to 100 million shares.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

3.	ACQUISITIONS

The Corporation acquired one business during the six months ended June 30, 2005, as described in more detail below. The acquisition has been accounted for as a purchase with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, within twelve months from acquisition.

The following unaudited pro forma financial information shows the results of operations for the three months and six months ended June 30, 2005 and 2004, as though the 2004 and 2005 acquisitions had occurred on January 1, 2004. The unaudited pro forma presentation reflects adjustments for (i) the amortization of acquired intangible assets, (ii) depreciation of fixed assets at their acquired fair values, (iii) additional interest expense on acquisition-related borrowings, (iv) the issuance of stock as consideration, (v) the income tax effect on the pro forma adjustments, using local statutory rates, and (vi) costs of the acquired businesses incurred as a result of the acquisition. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

	(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$283,193	$252,570	$546,132	$503,820
Net earnings	17,934	14,815	31,967	30,476
Diluted earnings per share	0.82	0.68	1.46	1.41

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of June 30, 2005, as follows:

(In thousands)
Net working capital	$18,787
Property, plant, and equipment	6,734
Intangible assets	17,948
Deferred income tax liabilities	(9,292)

Net tangible and intangible assets	34,177
Purchase price, including capitalized acquisition costs	62,778

Goodwill	$28,601

The estimated excess of the purchase price over the fair value of the net assets acquired is $29.0 million at June 30, 2005, including foreign currency translation adjustment gains of $0.4 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

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

4.	RECEIVABLES

Receivables at June 30, 2005 and December 31, 2004 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

	(In thousands)
	June 30, 2005	December 31, 2004

Billed Receivables:
Trade and other receivables	$168,532	$156,891
Less: Allowance for doubtful accounts	(4,088)	(4,011)

Net billed receivables	164,444	152,880

Unbilled Receivables:
Recoverable costs and estimated earnings not billed	98,278	79,156
Less: Progress payments applied	(19,584)	(17,952)

Net unbilled receivables	78,694	61,204

Receivables, net	$243,138	$214,084

The net receivable balance at June 30, 2005 included $19.8 million related to the Corporation’s 2005 acquisition.

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

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30, 2005	December 31, 2004

Raw material	$48,893	$49,616
Work-in-process	43,235	35,157
Finished goods and component parts	56,523	50,117
Inventoried costs related to U.S. Government and other long-term contracts	26,427	19,396

Gross inventories	175,078	154,286
Less: Inventory reserves	(26,832)	(26,276)
Progress payments applied, principally related to long-term contracts	(10,876)	(12,031)

Inventories, net	$137,370	$115,979

The net inventory balance at June 30, 2005 included $5.5 million related to the Corporation’s 2005 acquisition.

6.	GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2004	$115,202	$228,579	$20,532	$364,313
Goodwill from 2005 acquisitions	—	28,587	—	28,587
Change in previous estimates of fair value of net assets acquired	321	—	—	321
Additional consideration of prior years’ acquisitions	177	208	39	424
Currency translation adjustment	(600)	(4,526)	(387)	(5,513)

June 30, 2005	$115,100	$252,848	$20,184	$388,132

The purchase price allocations relating to one of the businesses acquired during the twelve months ended June 30, 2005 is based on estimates and has not yet been finalized.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

7.	OTHER INTANGIBLE ASSETS, net

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

June 30, 2005	Gross	(In thousands) Accumulated Amortization	Net

Developed technology	$85,766	$(9,933)	$75,833
Customer related intangibles	69,159	(6,765)	62,394
Other intangible assets	16,135	(2,251)	13,884

Total	$171,060	$(18,949)	$152,111

December 31, 2004	Gross	(In thousands) Accumulated Amortization	Net

Developed technology	$75,970	$(7,436)	$68,534
Customer related intangibles	62,049	(4,282)	57,767
Other intangible assets	15,952	(1,884)	14,068

Total	$153,971	$(13,602)	$140,369

The following table presents the changes in the net balance of intangibles assets during the six months ended June 30, 2005.

	(In thousands)
	Developed technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total

December 31, 2004	$68,534	$57,767	$14,068	$140,369
Acquired during 2005	10,769	7,179	255	18,203
Amortization expense	(2,737)	(2,502)	(375)	(5,614)
Net currency translation adjustment	(733)	(50)	(64)	(847)

June 30, 2005	$75,833	$62,394	$13,884	$152,111

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

8.	WARRANTY RESERVES

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

	(In thousands) Six Months Ended June 30,
	2005	2004

Warranty reserves at January 1,	$9,667	$10,011
Increase due to acquisitions	1,796	875
Provision for current year sales	1,531	1,105
Current year claims	(1,271)	(842)
Change in estimates to pre-existing warranties	(727)	(849)
Foreign currency translation adjustment	(397)	33

Warranty reserves at June 30,	$10,599	$10,333

9.	DEBT

Debt at June 30, 2005 and December 31, 2004 consists of the following:

	(In thousands)
	June 30, 2005	December 31, 2004

Industrial Revenue Bonds, due through 2028	$14,268	$14,296
Revolving Credit Agreement, due 2009	185,000	124,500
Senior Notes due 2010	75,377	75,329
Senior Notes due 2013	127,975	126,793
Other debt	875	1,572

Total debt	403,495	342,490
Less: Short-term debt	934	1,630

Total Long-term debt	$402,561	$340,860

The weighted average net interest rate per annum for the Corporation was 4.5% and 3.7% for the three months ended June 30, 2005 and June 30, 2004, respectively. The weighted average net interest rate per annum for the Corporation was 4.4% and 3.6% for the six months ended June 30, 2005 and June 30, 2004, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The estimated fair values of the Corporation’s debt instruments at June 30, 2005 aggregated $408.5 million compared to a carrying value of $403.5 million. The carrying amount of the variable interest rate long-term debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated utilizing valuations provided by third parties in accordance with their proprietary models. The carrying amount of the interest rate swaps reflects their fair value as provided by third parties in accordance with their proprietary models.

10.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans
The components of net periodic pension cost (benefit) for the three months ended June 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$2,595	$2,318	$924	$841
Interest cost	1,992	1,956	2,064	1,999
Expected return on plan assets	(4,123)	(4,255)	(1,946)	(2,022)
Amortization of prior service cost	30	22	—	—
Amortization of net loss	7	2	—	—
Amortization of transition obligation	(1)	(1)	—	—

Net periodic benefit cost	$500	$42	$1,042	$818

The components of net periodic pension cost (benefit) for the six months ended June 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$5,190	$4,636	$1,848	$1,682
Interest cost	3,984	3,910	4,128	3,998
Expected return on plan assets	(8,246)	(8,510)	(3,892)	(4,044)
Amortization of prior service cost	60	44	—	—
Amortization of net loss	14	4	—	—
Amortization of transition obligation	(2)	(2)	—	—

Net periodic benefit cost	$1,000	$82	$2,084	$1,636

During the six months ended June 30, 2005, the Corporation has paid zero and $2.2 million to the Curtiss-Wright and EMD pension plans, respectively. During 2005, the Corporation anticipates contributing $10.1 million to the EMD Pension Plan. No contributions to the Curtiss-Wright Pension Plan are anticipated in 2005, due to its funded status.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the three months ended June 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$—	$—	$190	$219
Interest cost	7	8	554	616

Amortization of net (gain) loss	(14)	(15)	—	—

Net periodic benefit (income) cost	$(7)	$(7)	$744	$835

The components of the net postretirement benefit cost for the six months ended June 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$—	$—	$381	$438
Interest cost	14	16	1,106	1,233

Amortization of net (gain) loss	(29)	(30)	—	—

Net periodic benefit (income) cost	$(15)	$(14)	$1,487	$1,671

During the six months ended June 30, 2005, the Corporation has paid zero and $0.9 million on the Curtiss-Wright and EMD post-retirement plans, respectively. During 2005, the Corporation anticipates contributing $0.1 million and $1.7 million to the post-retirement plans, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

11.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Basic weighted average shares outstanding	21,608	21,136	21,557	21,013
Dilutive effect of stock options and deferred stock compensation	280	324	287	317

Diluted weighted average shares outstanding	21,888	21,460	21,844	21,330

At June 30, 2005 the Corporation had 125,000 stock options outstanding that could potentially dilute basic EPS in the future but were excluded from the computation of diluted EPS for the three and six months ended June 30, 2005 as they would have been antidilutive for those periods. There were no antidilutive shares for the three and six months ended June 30, 2004.

12.	STOCK COMPENSATION PLANS

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

The Corporation’s pro forma results are as follows:

	(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings, as reported	$17,934	$14,324	$32,457	$29,933
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(631)	(306)	(1,199)	(613)

Pro forma net earnings	$17,303	$14,018	$31,258	$29,320

Net earnings per share:
As reported:
Basic	$0.83	$0.68	$1.51	$1.42
Diluted	$0.82	$0.67	$1.49	$1.40
Pro forma:
Basic	$0.80	$0.66	$1.45	$1.39
Diluted	$0.79	$0.65	$1.43	$1.37

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) until January 1, 2006 for calendar year companies. The Corporation has not yet determined the impact of this pronouncement.

13.	ENVIRONMENTAL MATTERS

The environmental obligation at June 30, 2005 was $26.1 million compared to $25.2 million at December 31, 2004. Approximately 80% of the Corporation’s environmental reserves as of June 30, 2005 and December 31, 2004 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey non-operating property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. As of June 30, 2005, $0.1 million of costs have been incurred.

14.	SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended June 30, 2005
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$114,324	$117,854	$51,015	$283,193	$—	$283,193
Intersegment revenues	—	155	130	285	(285)	—
Operating income	12,756	12,738	9,112	34,606	(1,420)	33,186

	(In thousands) Three Months Ended June 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$86,205	$91,578	$44,645	$222,428	$—	$222,428
Intersegment revenues	—	—	89	89	(89)	—
Operating income	8,654	10,025	7,439	26,118	(705)	25,413

	(In thousands) Six Months Ended June 30, 2005
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$223,737	$217,938	$100,005	$541,680	$—	$541,680
Intersegment revenues	—	276	238	514	(514)	—
Operating income	23,105	19,128	16,929	59,162	1,503	60,665

	(In thousands) Six Months Ended June 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$175,600	$174,922	$86,839	$437,361	$—	$437,361
Intersegment revenues	—	—	273	273	(273)	—
Operating income	19,085	18,314	14,016	51,415	(839)	50,576

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

June 30, 2005	$418,118	$658,922	$199,013	$1,276,053	$91,246	$1,367,299
December 31, 2004	415,504	576,275	194,783	1,186,562	91,878	1,278,440

Adjustments to reconcile to earnings before income taxes:

	(In thousands) Three months ended June 30,		(In thousands) Six months ended June 30,
	2005	2004	2005	2004

Total segment operating income	$34,606	$26,118	$59,162	$51,415
Corporate and administrative	(1,420)	(705)	(1,256)	(839)
Gain (loss) on sale of Corporate real estate and fixed assets	—	—	2,759	—
Other income (expense), net	(576)	523	(700)	121
Interest expense	(4,778)	(3,018)	(9,081)	(5,283)

Earnings before income taxes	$27,832	$22,918	$50,884	$45,414

15.	(GAIN) LOSS ON SALE OF REAL ESTATE AND FIXED ASSETS

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

16.	COMPREHENSIVE INCOME

Total comprehensive income for the three months and six months ended June 30, 2005 and 2004 are as follows:

	(In thousands) Three months ended June 30,		(In thousands) Six months ended June 30,
	2005	2004	2005	2004

Net earnings	$17,934	$14,324	$32,457	$29,933
Equity adjustment from foreign currency translations	(11,694)	(1,168)	(15,486)	(415)

Total comprehensive income	$6,240	$13,156	$16,971	$29,518

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued
(UNAUDITED)

17.	CONTINGENCIES AND COMMITMENTS

The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG (“UBS”) for a credit facility in the amount of 6.0 million Swiss francs ($4.7 million) for the issue of performance guarantees related to long-term contracts. The Corporation received prepayments on these contracts, which are being used as collateral against the credit facility. The customers can draw down on the line of credit for nonperformance up to the amount of pledged collateral, which is released from restriction over time as the Corporation meets its obligations under the long-term contracts. Under the terms of this credit facility agreement, the Corporation is not permitted to borrow against the line of credit. The Corporation is charged a commitment fee on the outstanding balance of the collateralized cash. As of June 30, 2005, the amount of restricted cash under this facility was $2.7 million, all of which is expected to be released from restriction after one year.

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

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental,” “base,” and “organic” are used to explain changes from period to period. “Incremental” references are defined as the current period results of acquisitions included in the Corporation’s results of operations for which no prior period results exist. Therefore, the results of operations for acquisitions are “incremental” for the first twelve months from the date of acquisition.

For quarterly reporting purposes, acquisitions are segregated from the results of the Corporation’s other businesses for a full year, or in the more likely event of a mid-quarter acquisition, 5 quarters. For year to date reporting purposes, acquisitions remain segregated for two years. The remaining businesses are referred to as the “base” businesses, and operations of the base businesses are referred to as “organic.” An acquisition is considered base when the reporting period includes fully comparable current and prior period data. Therefore, for the three months and six months ended June 30, 2005, our organic growth excludes the seven acquisitions completed since March 31, 2004, and the twelve acquisitions completed since January 1, 2004, respectively.

Three months ended June 30, 2005

Sales for the second quarter of 2005 totaled $283.2 million, an increase of 27% from sales of $222.4 million for the second quarter of 2004. New orders received for the current quarter of $284.9 million were up 37% over new orders of $208.1 million for the second quarter of 2004. Acquisitions made since March 31, 2004 contributed $44.5 million in incremental new orders received in the second quarter of 2005. Backlog increased 18% to $740.6 million at June 30, 2005 from $627.7 million at December 31, 2004. The acquisition made during 2005 represented $48.3 million of the backlog at June 30, 2005. Approximately 70% of our backlog is from military business.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for the second quarter of 2005 as compared to the same period last year benefited from the acquisitions since March 31, 2004, which contributed $31.6 million in incremental sales (or 52% of the overall increase) in the second quarter of 2005. The sales for the second quarter of 2005 also benefited from overall organic growth of 12%, with double digit organic growth experienced in all three segments.

The Corporation experienced organic growth in nearly all of its markets, primarily driven by sales to the commercial aerospace and oil and gas markets. Commercial aerospace original equipment manufacturer (“OEM”), spares, and repair and overhaul revenues were up at our Motion Control and Metal Treatment segments, contributing $7.2 million to the increase over the second quarter of 2004. The Flow Control segment’s coker valve product continued to penetrate the oil and gas market, and contributed significantly to the Corporation’s $7.1 million growth in this market. Sales of embedded computing systems from our Motion Control segment was the largest contributor to the $4.9 million increase in the defense aerospace market while Metal Treatment services provided to the automotive industry drove revenue growth of $4.0 million in that market. In addition, foreign currency translation favorably impacted sales by $2.1 million for the quarter ended June 30, 2005, compared to the prior year period.

Operating income for the second quarter of 2005 totaled $33.2 million, an increase of 31% from operating income of $25.4 million for the same period last year. The increase is primarily attributable to the higher sales volumes, favorable sales mix, and previously implemented cost reduction initiatives, which resulted in 24% overall organic operating income growth. All three segments realized organic operating income growth in excess of 20%, led by the Flow Control segment at 28%. In addition, acquisitions since March 31, 2004 contributed $1.1 million in incremental operating income in the second quarter of 2005. General and administrative costs increased $8.7 million for the three months ended June 30, 2005 primarily due to the acquisitions since March 31, 2004, which comprised $6.0 million of the increase period over period. The remaining increase is due to added infrastructure necessary to support our business growth. Research and development costs increased $3.8 million, mainly due to acquisitions, which represented $2.1 million of the increase. The reallocation of engineering resources from program specific development work has been the primary driver behind the remaining increase. The higher segment operating income was partially offset by additional pension expense for the second quarter of 2005 of $0.5 million due to additional service costs resulting from the acquisitions and slightly lower investment returns. Foreign currency translation had a favorable impact of $0.3 million on operating income for the second quarter of 2005, as compared to the prior year period.

Net earnings for the second quarter of 2005 totaled $17.9 million, or $0.82 per diluted share, which represents an increase of 25% over the net earnings for the second quarter of 2004 of $14.3 million, or $0.67 per diluted share. Higher segment operating income in the second quarter of 2005 of $8.5 million more than offset the Corporation’s higher pension expense and interest expense as compared to the second quarter of 2004. The higher interest expense for the second quarter of 2005 was due to higher debt levels associated with the funding of the Corporation’s acquisition program and higher interest rates.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Six months ended June 30, 2005

Sales for the first six months of 2005 increased 24% to $541.7 million, as compared to $437.4 million for the same period last year. New orders received for the first six months of $610.8 million, were up 38% over new orders of $443.5 million for the first six months of 2004. Acquisitions made in 2004 and 2005 contributed $89.8 million in incremental new orders received in the first six months of 2005.

Acquisitions made in 2004 and 2005 contributed $67.4 million in incremental sales (or 65% of the total increase) for the six months ended June 30, 2005. Sales for the first six months of 2005 also benefited from overall organic growth of 8%. The organic growth was driven by our Metal Treatment, which experienced organic growth of 13% followed by our Motion Control and Flow Control segments at 8% and 5%, respectively, for the first six months of 2005 over the prior year periods.

In our base businesses, higher sales to the commercial aerospace, oil and gas, and automotive markets contributed $12.1 million, $9.6 million, and $8.1 million, respectively, to the organic growth. Commercial aerospace sales were driven by higher OEM revenue from the Metal Treatment and Motion Control segments for shot-peening work performed on Airbus wing skins and Boeing actuator production, respectively. Increased sales to the oil and gas market were primarily due to the Flow Control segment’s coker valve, while metal treatment services provided to the automotive industry was the most significant factor to that market’s growth. Favorable foreign currency translation also positively impacted sales for the first six months of 2005 by $4.3 million, as compared to the same period last year.

Operating income for the first six months of 2005 increased to $60.7 million, up 20% over the $50.6 million from the same period last year. The increase is primarily due to the higher sales volumes, favorable mix, and previously implemented cost reduction initiatives. Additionally, the increase included a $2.8 million gain on the sale of our Fairfield property. Higher operating income from our base businesses, which increased 17% for the first six months of 2005, was driven by strong organic growth in our Metal Treatment and Motion Control segments of 17% and 15%, respectively, over the prior year period. Operating income from the base businesses within our Flow Control segment increased 6% as compared to the prior year period. General and administrative costs increased $16.9 million for the six months ended June 30, 2005 mainly due to the acquisitions in 2004 and 2005, which comprised $13.1 million of the increase period over period. The remaining increase is due to added infrastructure necessary to support our business growth. Research and development costs increased $5.8 million, primarily due to acquisitions, which represented $5.6 million of the increase. The higher segment operating income was partially offset by higher pension expense of $0.9 million for the six months ended June 30, 2005 over the comparable prior year period. Foreign currency translation had a favorable impact of $0.7 million on operating income for the first six months of 2005, as compared to the prior year period.

Net earnings for the first six months of 2005 totaled $32.5 million, or $1.49 per diluted share, representing an increase of 8% over net earnings of $29.9 million, or $1.40 per diluted share for the first six months of 2004. Net earnings for the first six months of 2004 included a one-time tax benefit of $1.5 million resulting from a change in legal structure of one of our subsidiaries. The improvements were partially offset by higher interest expense of $2.4 million, net of tax, in the first half of 2005, which is associated with debt incurred to fund our acquisition program and from higher interest rates.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Sales:
Flow Control	$114,324	$86,205	32.6%	$223,737	$175,600	27.4%
Motion Control	117,854	91,578	28.7%	217,938	174,922	24.6%
Metal Treatment	51,015	44,645	14.3%	100,005	86,839	15.2%

Total Sales	$283,193	$222,428	27.3%	$541,680	$437,361	23.9%

Operating Income:
Flow Control	$12,756	$8,654	47.4%	$23,105	$19,085	21.1%
Motion Control	12,738	10,025	27.1%	19,128	18,314	4.4%
Metal Treatment	9,112	7,439	22.5%	16,929	14,016	20.8%

Total Segments	34,606	26,118	32.5%	59,162	51,415	15.1%
Pension (Expense)/Income	(500)	(42)	1090.5%	(1,000)	(82)	1119.5%
Corporate & Other	(920)	(663)	38.8%	2,503	(757)	-430.6%

Total Operating Income	$33,186	$25,413	30.6%	$60,665	$50,576	19.9%

Operating Margins:
Flow Control	11.2%	10.0%		10.3%	10.9%
Motion Control	10.8%	10.9%		8.8%	10.5%
Metal Treatment	17.9%	16.7%		16.9%	16.1%
Total Curtiss-Wright	11.7%	11.4%		11.2%	11.6%

Flow Control

The Corporation’s Flow Control segment posted sales of $114.3 million for the second quarter of 2005, an increase of 33% from $86.2 million in the second quarter of 2004, primarily due to the contribution of acquisitions since March 31, 2004, which contributed $16.6 million in incremental sales (or 59% of the overall increase) in the second quarter of 2005. Organic sales growth was 12% in the second quarter of 2005, driven primarily by a $6.9 million increase in sales to the oil and gas market, led by higher demand for our coker valve products, which accounted for 65% of the increase, due to greater customer acceptance and increased installations. Other oil and gas valve and field service revenues were up $2.4 million due to increased maintenance expenditures by refineries. Higher sales of our JP-5 valves and ball valves for use on Nimitz-class aircraft carriers and Virginia-class submarines, respectively, contributed $2.9 million of the $4.2 million increase in valve sales to the U.S. Navy. These increased sales were partially offset by lower revenues from electromechanical products to the U.S. Navy of $3.1 million due to timing of programs requiring more procurement and development in the current period and less production. Revenues from pump production decreased $6.3 million as compared to the prior year period, while development work on the U.S. Army’s electromagnetic gun increased revenues by $2.5 million and sales for secondary plant propulsion systems increased $1.6 million. Sales of this business segment also benefited from favorable foreign currency translation of $0.5 million in the second quarter of 2005 as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the second quarter of 2005 was $12.8 million, an increase of 47% as compared to $8.7 million for the same period last year. Acquisitions since March 31, 2004 contributed $1.1 million of incremental operating income in the second quarter of 2005. The segment achieved organic growth of 28% due to higher sales volume, favorable sales mix, and previously implemented cost control initiatives.

Sales for the first six months of 2005 were $223.7 million, an increase of 27% over the same period last year of $175.6 million. The increase was mainly due to the 2004 acquisitions, which contributed $37.4 million to this segment’s sales during the first six months of 2005. The segment also experienced organic growth of 5% in the first six months of 2005 as compared to the prior year period primarily resulting from higher sales to the oil and gas market of $9.4 million and the commercial power generation market of $1.7 million. These increases were partially offset by lower overall sales to the United States defense market of $4.3 million. Revenues derived from the oil and gas market were driven mainly by our coker valve sales, which increased $6.4 million, as the product continues to gain acceptance in the industry. Other oil and gas valve and field service revenues were up $3.0 million due to increased maintenance expenditures by refineries in the second quarter of 2005. Commercial power generation revenues are being driven by sales of control drive rod mechanisms to nuclear power plants, which increased $1.2 million period over period. Sales in this market are generally driven by customer maintenance schedules, which vary in timing and can cause fluctuations from period to period. The reduction in defense revenues was due primarily to a decline in pump and generator sales to the U.S. Navy of $15.2 million due to timing of programs requiring more procurement and development in the current period and less production. Revenues associated with these products are expected to increase in the second half of 2005 through greater production work on the CVN 21 aircraft carrier and the Virginia-class submarine. The decline in pump and generator sales were mostly offset by increased revenues from development work on the electromagnetic gun, and higher sales of valves and generic electronic products. Development work on the U.S. Army’s electromagnetic gun increased revenues by $5.0 million. The majority of the valve sales increase came from JP-5 valves and ball valves for use on Nimitz-class nuclear aircraft carriers and Virginia-class submarines, respectively, which contributed $3.8 million in additional sales. Electronic products revenues increased $2.5 million mainly from sales of generic cards. Sales also benefited from favorable foreign currency translation of $0.9 million in the first half of 2005, as compared to the same period last year.

Operating income for the first six months of 2005 was $23.1 million, an increase of 21% over the same period last year of $19.1 million. The 2004 acquisitions contributed $2.5 million of incremental operating income to the first six months of 2005. The segment achieved organic growth of 6% due to higher sales volume, overall favorable sales mix, and previously implemented cost control initiatives offset by lower margins on development programs and increased development costs on new products.

New orders received for the Flow Control segment totaled $127.8 million in the second quarter of 2005 and $260.5 million for the first six months of 2005, representing an increase of 80% and 40% from the same periods in 2004, respectively. Acquisitions made since March 31, 2004 contributed $35.4 million in incremental new orders received in the second quarter of 2005. Acquisitions made since January 1, 2004 contributed $57.5 million in incremental new orders for the first six months of 2005. Backlog increased 9% to $432.2 million at June 30, 2005 from $396.3 million at December 31, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Motion Control

Sales for the Corporation’s Motion Control segment improved 29% to $117.9 million in the second quarter of 2005 from $91.6 million in the second quarter of 2004. Acquisitions since March 31, 2004 contributed $15.0 million in incremental sales (or 58% of the overall increase) for the second quarter of 2005. Organic sales growth was 12% in the second quarter of 2005 mainly due to higher sales of embedded computing products to the defense aerospace market of $5.7 million, higher sales of OEM and spares products and repair and overhaul services to the commercial aerospace market of $5.0 million, and higher sales of industrial controller products of $1.8 million as compared to the prior year period. Embedded computing defense aerospace sales growth was driven by development work on the weapons bay hoist systems for the Joint Unmanned Combat Air System (“J-UCAS”) X-45 program and production work on helicopter radar warning systems, which contributed $1.3 million and $1.2 million, respectively. Commercial aerospace OEM sales increased $2.8 million with the main drivers consisting of actuation systems production for Boeing, and increased sales of data recording devices, sensor units, and control electronics. Repair and overhaul sales increased $1.4 million due to the continuing recovery of the industry, with order increases coming from domestic airlines as they perform previously deferred maintenance. Partially offsetting these increases are lower sales of F-16 spares and lower revenues from tilting train systems in Europe due to expiration of this program in 2004, each of which are down $1.3 million as compared to the second quarter of 2004. In addition, foreign currency translation favorably impacted sales for the second quarter of 2005 by $1.0 million, as compared to the prior year period.

Operating income in the second quarter of 2005 was $12.7 million, an increase of 27% over operating income of $10.0 million in the second quarter of 2004. The segment’s acquisitions since March 31, 2004 did not contribute to the growth in operating income due to lower revenues due primarily to customer delivery requirements and continuing integration costs. Organic operating income growth for the segment was 26%. The increase was driven primarily by higher sales volume and previously implemented cost control initiatives. The improvement was partially offset by less favorable sales mix resulting from decreased higher margin sales, such as the F-16 spares and tilting train program, and higher development work which generate lower margins. The business segment also benefited from favorable foreign currency translation in the second quarter of 2005 of $0.1 million, as compared to the second quarter of 2004.

Sales for the first six months of 2005 were $217.9 million, an increase of 25% from sales of $174.9 during the first six months of 2004, primarily due to the contribution of the 2004 and 2005 acquisitions, which contributed $28.3 million in incremental sales (or 66% of the overall increase). Organic sales growth was 8% in the first six months of 2005 as compared to 2004, mainly due to higher sales of OEM and spares products and repair and overhaul services to the commercial aerospace market of $7.4 million, higher sales of embedded computing products to the defense aerospace market of $6.4 million, higher sales of industrial controller products of $2.8 as compared to the prior year period. Commercial aerospace OEM sales increased $3.5 million with the main drivers consisting of actuation systems production for Boeing, and higher sales of our data recording devices, sensor units, and control electronics. Repair and overhaul sales increased $1.7 million due to the continuing recovery of the industry with order increases coming from domestic airlines as they perform previously deferred maintenance. Embedded computing defense

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

aerospace sales growth was driven by production work on helicopter radar warning systems and development work on the weapons bay hoist systems for the J-UCAS, which contributed $3.1 million and $1.7 million, respectively. Partially offsetting these increases are lower sales of F-16 spares of $4.0 million and lower sales of tilting train systems in Europe of $3.0 million as compared to the first six months of 2004. In addition, foreign currency translation favorably impacted sales for the first six months of 2005 by $2.0 million, as compared to the prior year period.

Operating income for the first six months of 2005 was $19.1 million as compared to $18.3 million for the comparable period in 2004, an increase of 4%. The segment’s acquisitions in 2004 and 2005 experienced an incremental loss of $1.5 million for the first six months of 2005 due to lower revenues based on customer delivery requirements and integration costs of $1.0 million. Organic operating income growth for the segment was 15%, which was driven primarily by higher sales volume and previously implemented cost control initiatives. The improvement was partially offset by less favorable sales mix resulting from decreased higher margin sales, such as the F-16 spares and tilting train program, and higher development work which generate lower margins. The segment also benefited from favorable foreign currency translation in the first six months of 2005 of $0.3 million, as compared to the first six months of 2004.

New orders received for the Motion Control segment totaled $105.6 million in the second quarter of 2005 and $249.0 million for the first six months of 2005, representing an increase of 14% and 47% from the same periods in 2004, respectively. Acquisitions made in 2004 and 2005 contributed $9.1 million and $30.6 million in incremental new orders received in the second quarter and first six months of 2005, respectively. Backlog increased 33% to $305.3 million at June 30, 2005 from $229.6 million at December 31, 2004. The acquisition made in 2005 represented $48.3 million of the backlog at June 30, 2005.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $51.0 million for the second quarter of 2005, up 14% when compared with $44.6 million in the second quarter of 2004. The growth, all of which was organic, was due mainly to the strong sales growth from our global shot peening services, which contributed $5.2 million due to new programs and additional customer orders. The coatings division contributed $0.7 million to the growth, mainly from its aerospace customers. Offsetting these increases were lower laser peening sales, which were down $0.4 million from the same period of the prior year as work on fan blades for use in commercial aircraft engines winds down and the timing of new programs has moved into future periods. In addition, foreign currency translation favorably impacted sales for the second quarter of 2005 by $0.6 million, as compared to the prior year period.

Operating income for the second quarter of 2005 increased 23% to $9.1 million from $7.4 million for the same period last year. Overall margin improvement was due to higher sales volume partially offset by unfavorable sales mix and higher operating costs. This segment also benefited from favorable foreign currency translation in the second quarter of 2005 of $0.2 million, as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for the Corporation’s Metal Treatment segment totaled $100.0 million for the first six months of 2005, up 15% when compared with $86.8 million for the comparable period of 2004. Organic sales growth was 13% in the first six months of 2005, contributing $11.1 million to the increase. The organic growth was due to strong sales growth from our global shot peening services, which contributed $8.9 million due to increases in the aerospace and automotive markets. Increased shot peen forming services on wing skins for Airbus and shot peening services on Rolls-Royce engines drove the aerospace increases, while automotive work increased in Europe and the United States due to orders on new programs. The coatings division experienced organic growth of $1.0 million, also from the aerospace and automotive markets. Sales from the heat treating division were up by $0.9 million over the prior year period due to strengthening economic conditions. These gains were partially offset by a decline in laser peening sales of $1.0 million, as work on fan blades for use in commercial aircraft engines winds down and timing of new programs has moved into future periods. The 2004 acquisitions contributed $1.7 million of incremental sales in the first six months of 2005. In addition, foreign currency translation favorably impacted the sales for the first six months of 2005 by $1.4 million, as compared to the prior year period.

Operating income for the first six months of 2005 increased 21% to $16.9 million from $14.0 million for the same period last year. Higher volumes in our shot peening and coatings businesses drove the improvements in operating income, offset partially by lower margin services and increased operating costs. The segment also benefited from favorable foreign currency translation in the first six months of 2005 of $0.3 million, as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $51.6 million in the second quarter of 2005 and $101.3 million for the first six months of 2005, representing an increase of 16% from the same periods in 2004. Acquisitions made in 2004 contributed $1.7 million in incremental new orders received in the first six months of 2005. Backlog increased 68% to $3.1 million at June 30, 2005 from $1.9 million at December 31, 2004.

Interest Expense

Interest expense increased $1.8 million and $3.8 million for the second quarter and first six months of 2005, respectively, versus the comparable prior year periods. The increases were due to higher debt levels and higher interest rates associated with the funding of our acquisitions, which accounted for approximately 60% and 40% of the increase, respectively.

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

Operating Activities

The Corporation’s working capital was $273.1 million at June 30, 2005, an increase of $60.9 million from the working capital at December 31, 2004 of $212.2 million. The ratio of current assets to current liabilities was 2.4 to 1 at June 30, 2005 versus 2.1 to 1 at December 31, 2004. Cash and cash equivalents totaled $48.0 million in the aggregate at June 30, 2005, up from $41.0 million at December 31, 2004. Days sales outstanding at June 30, 2005 was 50 days as compared to 47 days at December 31, 2004. Inventory turns at June 30, 2005 were 5.6 as compared to 5.8 at December 31, 2004.

Excluding cash, working capital increased $54.0 million from December 31, 2004, partially due to the Indal Technologies acquisition made in the first quarter of 2005. The remainder of the increase was driven mainly by increases in inventory of $17.4 million and accounts receivable of $10.1 million. Inventory balances rose primarily as a result of build up for expected increases in sales for the second-half of 2005 and strategic initiatives to lower turn-around time for deliveries. Accounts receivable increased due to the timing of contractual billings and industry cycles, partially offset by collection of receivables from certain large projects outstanding at December 31, 2004.

Investing Activities

The Corporation acquired one business in the first six months of 2005. Funds available under the Corporation’s credit agreement were utilized for the funding of the acquisition, which totaled $62.8 million. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, additional financing available under the credit agreement, or new financing alternatives. Certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first six months of 2005, the Corporation made $1.0 million in earn-out payments. Additionally, the Corporation paid $5.1 million relating to prior period acquisitions, as required by the terms of the acquisition agreements.

Capital expenditures were $22.0 million in the first six months of 2005. Internally available funds were adequate to meet the capital expenditures. Principal expenditures included the purchase of a new facility for our European valves division and new and replacement machinery and equipment for the expansion of new product lines within the business segments. The Corporation is expected to make additional capital expenditures of approximately $23 million during the remainder of 2005 on machinery and equipment for ongoing operations at the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

business segments, expansion of existing facilities, and investments in new product lines and facilities. Additionally, the Corporation has received $11.0 million from the sale of real estate and fixed assets during the six months ended June 30, 2005, mainly resulting from the sale of the Fairfield property as discussed in Note 15 to the Corporation’s consolidated financial statements.

Financing Activities

At June 30, 2005, the Corporation had a $400 million revolving credit agreement (the “Agreement”) with a group of ten banks. Borrowings under the Agreement bear interest at a floating rate based on market conditions. In addition, the Corporation’s interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Agreement. The Corporation is subject to annual facility fees on the commitments under the Agreement. In connection with the Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Agreement. The Corporation is required under these agreements to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 55%. The Agreement does not contain any subjective acceleration clauses. At June 30, 2005, the Corporation is in compliance with these covenants and had the flexibility to issue additional debt of $324 million without exceeding the covenant limit defined in the Agreement. The Corporation would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. Cash borrowings (excluding letters of credit) under the Agreement at June 30, 2005 were $185.0 million as compared to $124.5 million at December 31, 2004. The unused credit available under the Agreement at June 30, 2005 was $189.1 million. The Agreement expires in July 2009.

On September 25, 2003 the Corporation issued $200.0 million of Senior Notes (the “Notes”). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time, all or any part of, the Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and are being amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. At June 30, 2005, the Corporation is in compliance with these covenants.

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

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.3 million at June 30, 2005 and December 31, 2004. The loans outstanding under the Senior Notes, Interest Rate Swaps, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 4.52% during the second quarter of 2005 and 3.65% for the second quarter of 2004.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the six months ended June 30, 2005. Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.    CONTROLS AND PROCEDURES

As of June 30, 2005, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Curtiss-Wright Corporation or its subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos. To date, Curtiss-Wright has not been found liable or paid any material sum of money in settlement in any case. Curtiss-Wright believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. Curtiss-Wright does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

Item 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Pursuant to Curtiss Wright’s 1996 Stock Plan for Non-Employee Directors, non-employee directors may elect to receive shares of Curtiss Wright’s common stock in lieu of all or a portion of their annual retainer and meeting fees instead of receiving such fees in cash. During the second quarter of fiscal 2005, the Company credited the Deferred Shares Accounts of certain non-employee directors with a total of 2,352 shares of common stock pursuant to the Plan. In each case, the shares were acquired at prices ranging from $46.00 to $51.70 per share, which represented 90.9% of the fair market value of such shares on the date of acquisition. The total amount of fees in respect of which shares were purchased during the quarter was $114,600.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Exemption from registration of the sales of the shares is claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, the approval of a Plan of Merger to consolidate the Registrant’s dual common stock class structure, the approval of an Amendment to the Certificate of Incorporation, the adoption of the 2005 Omnibus Long-Term Incentive Plan, the adoption of the 2005 Stock Plan for Non-employee Directors, and the appointment of independent accountants for the Registrant.

The votes received by the director nominees were as follows:

	For	Withheld

Class B common:
Martin R. Benante	6,756,703	59,156

James B. Busey IV	6,749,477	66,382

Dave Lasky	6,749,151	66,708

Carl G. Miller	6,690,938	124,921

William B. Mitchell	6,755,871	59,988

John Myers	6,756,253	59,606

William W. Sihler	6,756,227	59,632

J. McLain Stewart	6,752,727	63,132

Common:
S. Marce Fuller	11,558,088	43,859

There were no broker non-votes or votes against any director.

The stockholders voting as single class vote in favor of adopting a Plan of Merger Agreement to authorize the combination of the Corporation’s dual common stock class structure. The holders of 15,323,365 shares voted in favor; 60,513 voted against and 36,761 abstained. There were 3,391,902 broker non-votes.

The stockholders voting as a single class approved the amendment to the Certificate of Incorporation authorizing the increase of authorized shares of Common Stock from 45,000,000 shares to 100,000,000 shares. The holders of 13,222,629 shares voted in favor; 2,126,199 voted against and 71,812 abstained. There were 3,391,962 broker non-votes.

The stockholders voting as a single class approved the adoption of the 2005 Omnibus Long-Term Incentive Plan. The holders of 11,613,163 shares voted in favor; 3,699,115 voted against and 128,360 abstained. There were 3,391,302 broker non-votes.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

The stockholders voting as a single class approved the adoption of the 2005 Stock Plan for Non-employee Directors. The holders of 11,989,572 shares voted in favor; 3,292,556 voted against and 138,511 abstained. There were 3,391,362 broker non-votes.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Registrant. The holders of 18,698,958 shares voted in favor; 90,766 voted against and 22,827abstained. There were no broker non-votes.

Item 6.  EXHIBITS and REPORTS on FORM 8-K

(a)       Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 4.1	Second Amended and Restated Rights Agreement, dated as of May 24, 2005, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 10.1	2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2005)

Exhibit 10.2	2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2005)

Exhibit 10.3	Instruments of Amendment Nos. 2 through 5 to the Curtiss-Wright Retirement Plan (filed herewith)

Exhibit 10.4	Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical Corporation Retirement Plan (filed herewith)

Exhibit 10.5	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings & Investment Plan (filed herewith)

Exhibit 10.6	Instrument of Amendment No. 1 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (filed herewith)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	Reports on Form 8-K

On April 8, 2005, the Corporation furnished Form 8-K under Items 7.01 and 9.01 respecting a presentation at an investor conference. Specified presentation materials were furnished as exhibit 99.

On April 28, 2005, the Corporation furnished Form 8-K under Items 2.02 and 9.01 respecting the announcement of financial results. A press release announcing financial results for the quarter ended March 31, 2005 was furnished as exhibit 99.

On May 10, 2005, the Corporation filed Form 8-K under Items 8.01 and 9.01 respecting voting for agenda items for the May 19, 2005 Annual Meeting. The subject letter to stockholders was furnished as exhibit 99.

On May 25, 2005, the Corporation filed Form 8-K under Items 1.01, 3.01, 3.03, 5.03 and 9.01 regarding amendment of the Corporation’s certificate of incorporation, by-laws and rights agreement in connection with the May 19, 2005 Annual Meeting of Stockholders. Press releases announcing same were furnished as exhibit 99.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By: /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: August 9, 2005