Form 10-Q
period 2005-09-30
CURTISS WRIGHT CORP
filed 2005-11-09
CIK 26324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 21,739,744 shares (as of October 31, 2005).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$271,355	$236,574	$813,035	$673,935
Cost of sales	177,840	154,725	533,452	444,469

Gross profit	93,515	81,849	279,583	229,466

Research and development expenses	8,504	8,443	30,312	24,409
Selling expenses	16,738	17,413	51,633	44,760
General and administrative expenses	35,046	30,033	105,015	83,071
Environmental remediation and administrative expenses	188	200	844	491
Pension expense	500	295	1,500	377
Loss (gain) on sale of real estate and fixed assets	98	(6)	(2,827)	311

Operating income	32,441	25,471	93,106	76,047

Other income (expense), net	279	179	(421)	300
Interest expense	(4,912)	(3,135)	(13,993)	(8,418)

Earnings before income taxes	27,808	22,515	78,692	67,929
Provision for income taxes	10,289	7,795	28,716	23,276

Net earnings	$17,519	$14,720	$49,976	$44,653

Basic earnings per share	$0.81	$0.69	$2.31	$2.11

Diluted earnings per share	$0.80	$0.68	$2.28	$2.08

Dividends per share	$0.09	$0.09	$0.27	$0.27

Weighted average shares outstanding:
Basic	21,688	21,359	21,603	21,122
Diluted	21,973	21,715	21,890	21,476

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$47,685	$41,038
Receivables, net	245,437	214,084
Inventories, net	147,862	115,979
Deferred tax assets, net	26,157	25,693
Other current assets	9,922	12,460

Total current assets	477,063	409,254

Property, plant and equipment, net	268,224	265,243
Prepaid pension costs	76,339	77,802
Goodwill	391,623	364,313
Other intangible assets, net	157,707	140,369
Other assets	14,226	21,459

Total Assets	$1,385,182	$1,278,440

Liabilities
Current Liabilities:
Short-term debt	$909	$1,630
Accounts payable	64,021	65,364
Dividends payable	1,958	–
Accrued expenses	58,766	63,413
Income taxes payable	19,317	13,895
Other current liabilities	41,379	52,793

Total current liabilities	186,350	197,095

Long-term debt	409,060	340,860
Deferred tax liabilities, net	49,050	40,043
Accrued pension and other postretirement benefit costs	73,795	80,612
Long-term portion of environmental reserves	22,829	23,356
Other liabilities	26,686	20,860

Total Liabilities	767,770	702,826

Stockholders’ Equity
Common stock, $1 par value	25,493	16,646
Class B common stock, $1 par value	–	8,765
Additional paid-in capital	59,699	55,885
Retained earnings	645,195	601,070
Unearned portion of restricted stock	(17)	(34)
Accumulated other comprehensive income	23,218	36,797

	753,588	719,129
Less: Cost of treasury stock	(136,176)	(143,515)

Total Stockholders’ Equity	617,412	575,614

Total Liabilities and Stockholders’ Equity	$1,385,182	$1,278,440

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$49,976	$44,653

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,858	31,721
(Gain) loss on sale of real estate and fixed assets	(2,827)	311
Non-cash pension expense	1,500	377
Deferred income taxes	(572)	(1,549)
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(19,114)	(16,094)
Increase in inventories	(26,682)	(3,078)
Increase (decrease) in progress payments	7,100	(2,945)
Decrease in accounts payable and accrued expenses	(6,515)	(190)
(Decrease) increase in deferred revenue	(9,529)	4,498
Increase (decrease) in income taxes payable	9,013	(2,170)
Pension contributions	(10,679)	–
Decrease (increase) in other assets	678	(1,697)
Increase (decrease) in other liabilities	4,605	(50)

Total adjustments	(17,164)	9,134

Net cash provided by operating activities	32,812	53,787

Cash flows from investing activities:
Proceeds from sales of non-operating assets	11,023	1,168
Acquisitions of intangible assets	(4,882)	(2,100)
Additions to property, plant and equipment	(31,400)	(20,569)
Acquisition of new businesses	(71,009)	(218,653)

Net cash used for investing activities	(96,268)	(240,154)

Cash flows from financing activities:
Proceeds from issuance of debt	330,000	527,006
Principal payments on debt	(261,259)	(403,982)
Proceeds from exercise of stock options	8,133	6,743
Dividends paid	(3,893)	(3,815)

Net cash provided by financing activities	72,981	125,952

Effect of foreign currency	(2,878)	280

Net increase (decrease) in cash and cash equivalents	6,647	(60,135)
Cash and cash equivalents at beginning of period	41,038	98,672

Cash and cash equivalents at end of period	$47,685	$38,537

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$82,820	$251,107
Additional consideration paid on previous years’ acquisitions	8,187	3,003
Fair value of Common Stock issued as consideration for acquisitions	–	(14,000)
Liabilities assumed from current year acquisitions	(19,776)	(19,120)
Cash acquired from current year acquisitions	(222)	(2,337)

Net cash paid for acquisitions	$71,009	$218,653

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Unearned Portion of Restricted Stock Awards	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2003	$16,611	$8,765	$52,998	$543,670	$(55)	$22,634	$(165,742)

Net earnings	–	–	–	65,066	–	–	–
Translation adjustments, net	–	–	–	–	–	14,163	–
Dividends	–	–	–	(7,666)	–	–	–
Stock options exercised, net	–	–	(1,748)	–	–	–	11,345
Stock issued under employee stock purchase plan, net	35	–	1,358	–	–	–	–
Equity issued in connection with acquisitions			3,259	–	–	–	10,741
Other	–	–	18	–	21	–	141

December 31, 2004	16,646	8,765	55,885	601,070	(34)	36,797	(143,515)

Net earnings	–	–	–	49,976	–	–	–
Translation adjustments, net	–	–	–	–	–	(13,579)	–
Dividends	–	–	–	(5,851)	–	–	–
Stock options exercised, net	–	–	26	–	–	–	7,162
Stock issued under employee stock purchase plan, net	82	–	3,775	–	–	–	–
Recapitalization	8,765	(8,765)		–	–	–	–
Other	–	–	13	–	17	–	177

September 30, 2005	$25,493	$–	$59,699	$645,195	$(17)	$23,218	$(136,176)

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

On May 24, 2005, the Corporation completed a recapitalization that resulted in the combination of the Corporation’s two classes of common stock into a single new class by converting all outstanding shares of Common stock and Class B common stock into a single new class of common stock. The recapitalization was accomplished through a merger of a wholly owned subsidiary into the Corporation, in which the outstanding shares of Common stock and Class B common stock were exchanged for shares of the single class of Common stock. The ownership of the Corporation’s new class of Common stock was the same immediately after the merger as it was immediately prior. As of September 30, 2005, there were 21,731,069 shares outstanding of Common stock.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition to the recapitalization, in May 2005, shareholders approved a proposal to increase the number of shares of Common stock authorized for issuance from 45 million to 100 million shares.

3.	ACQUISITIONS

The Corporation acquired one business during the nine months ended September 30, 2005, as described in more detail below. The acquisition has been accounted for as a purchase with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, within twelve months from acquisition.

The following unaudited pro forma financial information shows the results of operations for the three months and nine months ended September 30, 2005 and 2004, as though the 2004 and 2005 acquisitions had occurred on January 1, 2004. The unaudited pro forma presentation reflects adjustments for (i) the amortization of acquired intangible assets, (ii) depreciation of fixed assets at their acquired fair values, (iii) additional interest expense on acquisition-related borrowings, (iv) the issuance of stock as consideration, (v) the income tax effect on the pro forma adjustments, using local statutory rates, and (vi) costs of the acquired businesses incurred as a result of the acquisition. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

	(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$271,355	$257,013	$817,487	$760,833
Net earnings	17,519	15,185	49,486	45,661
Diluted earnings per share	$0.80	$0.70	$2.26	$2.11

Please refer to the Corporation’s 2004 Annual Report on Form 10-K for more detail on the 2004 acquisitions. The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Motion Control Segment

Indal Technologies, Inc.

On March 1, 2005, the Corporation acquired the outstanding stock of the parent corporation of Indal Technologies, Inc. (“Indal”). The purchase price was 78.3 million Canadian dollars ($63.0 million) in cash and was funded primarily from credit available under the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of September 30, 2005, as follows:

(In thousands)
Net working capital	$18,304
Property, plant, and equipment	6,734
Intangible assets	17,948
Deferred income tax liabilities	(9,292)

Net tangible and intangible assets	33,694
Purchase price, including capitalized acquisition costs	63,044

Goodwill	$29,350

The estimated excess of the purchase price over the fair value of the net assets acquired is $31.4 million at September 30, 2005, including foreign currency translation adjustment gains of $2.0 million. The fair value of the net assets acquired was based on estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

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

Other Acquisition Information

Flow Control Segment

HydraNut

On September 1, 2005, the Corporation acquired the HydraNut product line and related intellectual property of Technofast International, a wholly owned subsidiary of Tech Novus Pty. Ltd of Brisbane, Australia (“Technofast”). The acquisition of this product line replaced a licensing agreement between one of the Corporation’s subsidiaries and Technofast, which was part of the acquired assets of the Corporation’s acquisition of Nova Machine Products, Inc in 2004.

The purchase price of $8.0 million included an initial cash payment of $4.5 million and will require quarterly cash payments calculated as a percentage of sales of the product line, not to exceed $3.5 million over an eight year period. Any remaining purchase price unpaid at the end of eight years will expire unpaid. The Corporation estimates this liability will be paid down within five years.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition of this technology was accounted for as an acquisition of intangible assets. As such, the Corporation has estimated the fair value of the future payments as of September 1, 2005 to be $3.0 million and has recorded a liability, which is included in other non-current liabilities in the same amount as of September 30, 2005. The intangible asset was capitalized as developed technology in the amount of $7.5 million and will be amortized over its 20 year useful life.

The HydraNut fastener provides simple and accurate tensioning in safety risk situations and hard to access areas for customers in nuclear power generation, industrial, and other energy markets.

Trentec

On May 24, 2004, the Corporation acquired certain assets of Trentec, Inc. (“Trentec”). The purchase price was $13.9 million, payable in approximately 280,000 shares of the Corporation’s restricted Common Stock valued at $13.0 million, cash of $0.9 million, and the assumption of certain liabilities. The excess of the purchase price over the fair value of the net assets acquired is $5.2 million at September 30, 2005.

In August 2005, the Corporation completed negotiations with the sellers of Trentec regarding a post-closing dispute. The settlement resulted in $0.9 million of recovery, which is included in operating income for the three and nine months ended September 30, 2005, and $0.1 million of additional consideration paid under the working capital adjustment, which increased the purchase price of the acquired business. The effect of the settlement was treated as a non-cash transaction for purposes of preparing the statement of cash flows as the net settlement of $0.8 million was effectuated through the forfeiture of the cash holdback in the same amount.

4.	RECEIVABLES

Receivables at September 30, 2005 and December 31, 2004 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within a year. The composition of receivables for those periods is as follows:

	(In thousands)
	September 30, 2005	December 31, 2004

Billed Receivables:
Trade and other receivables	$169,167	$156,891
Less: Allowance for doubtful accounts	(5,523)	(4,011)

Net billed receivables	163,644	152,880

Unbilled Receivables:
Recoverable costs and estimated earnings not billed	108,271	79,156
Less: Progress payments applied	(26,478)	(17,952)

Net unbilled receivables	81,793	61,204

Receivables, net	$245,437	$214,084

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The net receivable balance at September 30, 2005 includes $18.1 million related to the Corporation’s 2005 acquisition.

5.	INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2005	December 31, 2004

Raw material	$53,983	$49,616
Work-in-process	45,688	35,157
Finished goods and component parts	55,595	50,117
Inventoried costs related to U.S. Government and other long-term contracts	30,723	19,396

Gross inventories	185,989	154,286
Less: Inventory reserves	(27,522)	(26,276)
Progress payments applied, principally related to long-term contracts	(10,605)	(12,031)

Inventories, net	$147,862	$115,979

The net inventory balance at September 30, 2005 includes $6.3 million related to the Corporation’s 2005 acquisition.

6.	GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2004	$115,202	$228,579	$20,532	$364,313
Goodwill from 2005 acquisitions	–	29,350	–	29,350
Change in previous estimates of fair value of net assets acquired	255	242	–	497
Additional consideration of prior years’ acquisitions	1,243	211	48	1,502
Currency translation adjustment	(219)	(3,403)	(417)	(4,039)

September 30, 2005	$116,481	$254,979	$20,163	$391,623

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The purchase price allocation relating to one of the businesses acquired during the twelve months ended September 30, 2005 is based on estimates and has not yet been finalized.

The Corporation completed its required annual goodwill impairment testing during the third quarter of 2005. The testing indicated that the recorded carrying value of the Corporation’s goodwill is not impaired.

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

	(In thousands)
September 30, 2005	Gross	Accumulated Amortization	Net

Developed technology	$93,922	$(11,434)	$82,488
Customer related intangibles	69,332	(7,959)	61,373
Other intangible assets	16,262	(2,416)	13,846

Total	$179,516	$(21,809)	$157,707

	(In thousands)
December 31, 2004	Gross	Accumulated Amortization	Net

Developed technology	$75,970	$(7,436)	$68,534
Customer related intangibles	62,049	(4,282)	57,767
Other intangible assets	15,952	(1,884)	14,068

Total	$153,971	$(13,602)	$140,369

The following table presents the changes in the net balance of other intangibles assets during the nine months ended September 30, 2005.

	(In thousands)
	Developed Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total

December 31, 2004	$68,534	$57,767	$14,068	$140,369
Acquired during 2005	18,243	7,179	382	25,804
Amortization expense	(4,302)	(3,676)	(540)	(8,518)
Net currency translation adjustment	13	103	(64)	52

September 30, 2005	$82,488	$61,373	$13,846	$157,707

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	WARRANTY RESERVES

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

	(In thousands)
	2005	2004

Warranty reserves at January 1,	$9,667	$10,011
Provision for current year sales	2,390	1,811
Increase due to acquisitions	1,796	860
Current year claims	(1,858)	(1,832)
Change in estimates to pre-existing warranties	(1,363)	(1,624)
Foreign currency translation adjustment	(319)	68

Warranty reserves at September 30,	$10,313	$9,294

9.	DEBT

Debt at September 30, 2005 and December 31, 2004 consists of the following:

	(In thousands)
	September 30, 2005	December 31, 2004

Industrial Revenue Bonds, due through 2028	$14,253	$14,296
Revolving Credit Agreement, due 2009	194,000	124,500
Senior Notes due 2010	74,891	75,329
Senior Notes due 2013	125,974	126,793
Other debt	851	1,572

Total debt	409,969	342,490
Less: Short-term debt	909	1,630

Total Long-term debt	$409,060	$340,860

The weighted average net interest rate per annum for the Corporation was 4.7% and 3.4% for the three months ended September 30, 2005 and September 30, 2004, respectively. The weighted average net interest rate per annum for the Corporation was 4.5% and 3.5% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

The estimated fair values of the Corporation’s debt instruments at September 30, 2005 aggregated $410.7 million compared to a carrying value of $410.0 million. The carrying amount of the variable interest rate long-term debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated utilizing valuations provided by third parties in accordance with their proprietary models. The carrying amount of the interest rate swaps reflects their fair value as provided by third parties in accordance with their proprietary models.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

The components of net periodic pension cost for the three months ended September 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$2,535	$2,742	$1,026	$754
Interest cost	2,092	1,747	2,096	2,062
Expected return on plan assets	(4,176)	(4,447)	(2,013)	(1,666)
Amortization of prior service cost	41	40	3	–
Amortization of net loss	9	21	–	–
Amortization of transition obligation	(1)	(1)	–	–
Cost of settlement	–	193	–	–

Net periodic benefit cost	$500	$295	$1,112	$1,150

The components of net periodic pension cost for the nine months ended September 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$7,725	$7,378	$2,874	$2,436
Interest cost	6,076	5,657	6,224	6,060
Expected return on plan assets	(12,422)	(12,957)	(5,905)	(5,710)
Amortization of prior service cost	101	84	3	–
Amortization of net loss	23	25	–	–
Amortization of transition obligation	(3)	(3)	–	–
Cost of settlement	–	193	–	–

Net periodic benefit cost	$1,500	$377	$3,196	$2,786

During the nine months ended September 30, 2005, the Corporation has paid zero and $10.7 million to the Curtiss-Wright and EMD pension plans, respectively. No further contributions to the Curtiss-Wright and EMD Pension Plans are anticipated in 2005.

Other Postretirement Benefit Plans

During the third quarter of 2005, the Corporation completed its annual valuation for the EMD and Curtiss-Wright postretirement benefit plans. During the first six months of 2005, the Corporation had based its EMD postretirement benefit cost on a preliminary valuation of $3.0 million and thus had recognized $1.5 million of postretirement cost during the six months ended June 30, 2005. As a result of the final valuation, the Corporation adjusted its full year benefit cost to $2.0 million, and thus its year-to-date September 2005 benefit cost to $1.5 million. Due to the benefit cost recognized in the first six months of 2005, there was nominal benefit cost recognized in the third quarter of 2005. Had the Corporation finalized the valuation at the beginning of the year, the benefit cost for the first three months and six months of 2005 would have been lower by

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$0.3 million and $0.5 million, respectively, while the third quarter 2005 expense would have been higher by $0.5 million.

The components of the net postretirement benefit cost for the three months ended September 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$–	$–	$46	$219
Interest cost	12	7	230	643
Amortization of net gain	1	(15)	(270)	–

Net periodic benefit (income) cost	$13	$(8)	$6	$862

The components of the net postretirement benefit cost for the nine months ended September 30, 2005 and 2004 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$–	$–	$427	$657
Interest cost	26	23	1,336	1,876
Amortization of net gain	(28)	(45)	(270)	–

Net periodic benefit (income) cost	$(2)	$(22)	$1,493	$2,533

During the nine months ended September 30, 2005, the Corporation has paid $0.1 million and $1.5 million on the Curtiss-Wright and EMD postretirement plans, respectively. During 2005, the Corporation anticipates contributing $0.1 million and $2.0 million to the postretirement plans, respectively.

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

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Basic weighted average shares outstanding	21,688	21,359	21,603	21,122
Dilutive effect of stock options and deferred stock compensation	285	356	287	354

Diluted weighted average shares outstanding	21,973	21,715	21,890	21,476

There were no antidilutive shares for the three and nine months ended September 30, 2005 and 2004.

12.	STOCK COMPENSATION PLANS

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Corporation’s pro forma results are as follows:

	(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings, as reported	$17,519	$14,720	$49,976	$44,653
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(596)	(482)	(1,795)	(1,367)

Pro forma net earnings	$16,923	$14,238	$48,181	$43,286

Net earnings per share:
As reported:
Basic	$0.81	$0.69	$2.31	$2.11
Diluted	$0.80	$0.68	$2.28	$2.08
Pro forma:
Basic	$0.78	$0.67	$2.23	$2.05
Diluted	$0.77	$0.66	$2.20	$2.02

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

The environmental obligation at September 30, 2005 was $25.9 million compared to $25.2 million at December 31, 2004. Approximately 80% of the Corporation’s environmental reserves as of September 30, 2005 and December 31, 2004 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. As of September 30, 2005, the undiscounted cash flows associated with the discounted reserves were $9.0 million and are anticipated to be paid over the next 30 years. Environmental reserves do not take any potential recovery from insurance carriers or third-party legal actions into consideration.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey non-operating property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. As of September 30, 2005, $0.2 million of costs have been incurred.

14.	SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended September 30, 2005
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$112,126	$110,242	$48,987	$271,355	$–	$271,355
Intersegment revenues	–	245	142	387	(387)	–
Operating income	13,800	11,203	8,618	33,621	(1,180)	32,441

	(In thousands) Three Months Ended September 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$94,204	$97,727	$44,643	$236,574	$–	$236,574
Intersegment revenues	–	–	145	145	(145)	–
Operating income	9,845	10,417	6,805	27,067	(1,596)	25,471

	(In thousands) Nine Months Ended September 30, 2005
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$335,863	$328,180	$148,992	$813,035	$–	$813,035
Intersegment revenues	–	521	380	901	(901)	–
Operating income	36,905	30,331	25,547	92,783	323	93,106

	(In thousands) Nine Months Ended September 30, 2004
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$269,804	$272,649	$131,482	$673,935	$–	$673,935
Intersegment revenues	–	–	418	418	(418)	–
Operating income	28,930	28,731	20,821	78,482	(2,435)	76,047

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

September 30, 2005	$435,274	$665,276	$197,721	$1,298,271	$86,911	$1,385,182
December 31, 2004	415,504	576,275	194,783	1,186,562	91,878	1,278,440

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Total segment operating income	$33,621	$27,067	$92,783	$78,482
Corporate and administrative	(1,180)	(1,596)	(2,436)	(2,435)
Gain on sale of Corporate real estate and fixed assets	–	–	2,759	–
Other income (expense), net	279	179	(421)	300
Interest expense	(4,912)	(3,135)	(13,993)	(8,418)

Earnings before income taxes	$27,808	$22,515	$78,692	$67,929

15.	(GAIN) LOSS ON SALE OF REAL ESTATE AND FIXED ASSETS

On March 17, 2005, the Corporation completed the sale of its Fairfield, New Jersey property, a former operating property, for $10.5 million. The property encompasses approximately 39 acres and was formerly an operating facility for the Corporation’s Motion Control segment now located in Shelby, North Carolina. As a result of the sale, the Corporation recognized a pre-tax gain of $2.8 million in the first quarter of 2005, which is recorded in operating income in the Corporation’s Consolidated Statements of Earnings.

16.	COMPREHENSIVE INCOME

Total comprehensive income for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings	$17,519	$14,720	$49,976	$44,653
Equity adjustment from foreign currency translations	1,907	818	(13,579)	403

Total comprehensive income	$19,426	$15,538	$36,397	$45,056

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	CONTINGENCIES AND COMMITMENTS

The Corporation, through its subsidiary located in Switzerland, entered into a credit agreement with UBS AG (“UBS”) for a credit facility in the amount of 6.0 million Swiss francs ($4.6 million) for the issue of performance guarantees related to long-term contracts. The Corporation received prepayments on these contracts, which are being used as collateral against the credit facility. The customers can draw down on the line of credit for nonperformance up to the amount of pledged collateral, which is released from restriction over time as the Corporation meets its obligations under the long-term contracts. Under the terms of this credit facility agreement, the Corporation is not permitted to borrow against the line of credit. The Corporation is charged a commitment fee on the outstanding balance of the collateralized cash. As of September 30, 2005, the amount of restricted cash under this facility was $3.9 million, of which $3.2 million is expected to be released from restriction after one year.

The Corporation has several NRC licenses necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for costs of decommissioning the facility, which is estimated for 2017, is $3.4 million.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I — ITEM 2

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

For quarterly reporting purposes, acquisitions are segregated from the results of the Corporation’s other businesses for a full year, or in the more likely event of a mid-quarter acquisition, 5 quarters. For year to date reporting purposes, acquisitions remain segregated for two years. The remaining businesses are referred to as the “base” businesses, and operations of the base businesses are referred to as “organic.” An acquisition is considered base when the reporting period includes fully comparable current and prior period data. Therefore, for the three months and nine months ended September 30, 2005, our organic growth excludes the four acquisitions completed since June 30, 2004, and the twelve acquisitions completed since January 1, 2004, respectively.

Three months ended September 30, 2005

Sales for the third quarter of 2005 totaled $271.4 million, an increase of 15% from sales of $236.6 million for the third quarter of 2004. New orders received for the current quarter of $277.2 million were up 16% over new orders of $239.7 million for the third quarter of 2004. Acquisitions made in the second half of 2004 and in 2005 contributed $11.9 million in incremental new orders received in the third quarter of 2005. Backlog increased 20% to $752.1 million at September 30, 2005 from $627.7 million at December 31, 2004. The acquisition made during 2005 represented $52.6 million of the backlog at September 30, 2005. Approximately 70% of the Corporation’s backlog is from military business.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for the third quarter of 2005 as compared to the same period last year benefited from the acquisitions completed in the second half of 2004 and in 2005, which contributed $17.3 million in incremental sales (or 50% of the overall increase) in the third quarter of 2005. Sales for the third quarter of 2005 also benefited from overall organic growth of 8%, led by the Metal Treatment and Flow Control segments, which each grew organically by 10% over the comparable prior year period, followed by Motion Control with an organic sales increase of 4%.

The organic sales growth was due to higher sales across all of our segments. Motion Control OEM and spares products and repair and overhaul services to the commercial aerospace market increased $5.4 million, driven mainly by the continued improvement of this market. The Flow Control segment experienced higher sales of certain products to the oil and gas market of $5.1 million, mainly from our patented coker valve technology, and sales to the U.S. Navy of $4.0 million, due to recent new orders and development work. Our Metal Treatment segment had higher organic sales growth of our global shot peening services of $2.9 million, mainly to the commercial aerospace industry, as overall economic conditions begin to improve.

Operating income for the third quarter of 2005 totaled $32.4 million, an increase of 27% from $25.5 million for the same period last year. The increase is primarily attributable to higher sales volume and previously implemented cost reduction initiatives, which resulted in 28% overall organic operating income growth. The organic operating income growth was due mainly to increases at the Flow Control and Metal Treatment segments of 32% and 27%, respectively, over the prior year periods. During the third quarter of 2005, the Corporation’s Flow Control segment benefited from an adjustment of year-to-date postretirement benefit costs, which resulted in lower postretirement benefit costs of $0.9 million as compared to the prior year period. The segment also benefited from the settlement of a dispute with the sellers of a previously acquired business resulting in operating income of $0.9 million, which did not occur during the third quarter of 2004. General and administrative costs increased $5.0 million for the three months ended September 30, 2005 primarily due to the acquisitions completed since June 30, 2004, which comprised $3.2 million of the increase period over period. The remaining increase is due to added infrastructure necessary to support our business growth. In addition, acquisitions completed in the second half of 2004 and in 2005 incurred an incremental operating loss of $1.1 million in the third quarter of 2005 due mainly to the shifting of government funded programs. We expect the incremental operating income of these acquisitions to improve in the fourth quarter due primarily to higher anticipated volume from the timing of government funded programs.

Net earnings for the third quarter of 2005 totaled $17.5 million, or $0.80 per diluted share, which represents an increase of 19% over the net earnings for the third quarter of 2004 of $14.7 million, or $0.68 per diluted share. Higher segment operating income in the third quarter of 2005 of $6.6 million more than offset the Corporation’s higher interest expense. The higher interest expense for the third quarter of 2005 lowered net earnings by $1.1 million and was due to higher interest rates and higher debt levels associated with the funding of the Corporation’s acquisition program. Additionally, net earnings for the third quarter of 2004 included a tax benefit of $0.6 million resulting from the recognition of a previously unprovided for deferred tax asset that did not reoccur in 2005.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Nine months ended September 30, 2005

Sales for the first nine months of 2005 increased 21% to $813.0 million as compared to $673.9 million for the same period last year. New orders received for the first nine months of 2005 were $888.0 million, up 30% over new orders of $683.2 million for the first nine months of 2004. Acquisitions made in 2004 and 2005 contributed $101.6 million in incremental new orders received in the first nine months of 2005.

The sales increase is mainly due to the contributions from acquisitions and organic growth. Acquisitions made in 2004 and 2005 contributed $84.8 million in incremental sales (or 61% of the total increase) for the nine months ended September 30, 2005. Sales for the first nine months of 2005 also benefited from overall organic growth of 8%. The organic growth was driven by our Metal Treatment segment, which experienced organic growth of 11% for the first nine months of 2004 as compared to the prior year period. Organic sales for our Motion Control and Flow Control segments also increased by 7% and 6% respectively, for the first nine months of 2005 as compared to the same period last year.

In our base businesses, our coker valve products continue to gain customer acceptance, which has driven the Flow Control organic sales increase to the oil and gas market of $14.3 million. The Motion Control segment experienced higher sales of our OEM and spares products and repair and overhaul services to the commercial aerospace market of $12.0 million, mainly due to the increased production requirements and the continued improvement of the commercial aerospace market, while higher sales of motion control products to the military aerospace market rose $4.3 million primarily from new program development. Additionally, higher metal treatment sales of our global shot peening services of $11.8 million contributed to the organic sales growth for the first nine months of 2005 as compared to the same period last year. This growth was driven primarily by the continuing recovery of the global economy, led by the commercial aerospace and automotive markets. Favorable foreign currency translation positively impacted sales for the first nine months of 2005 by $4.5 million as compared to the same period last year.

Operating income for the first nine months of 2005 increased to $93.1 million, up 22% over the $76.0 million from the same period last year. The increase is primarily due to the higher sales volume and previously implemented cost reduction initiatives, which resulted in higher organic operating income growth of 19% for the first nine months of 2005 over the prior year period. Additionally, the increase included a $2.8 million gain on the sale of our Fairfield property. Higher operating income from our base businesses was driven by strong organic growth of 19% in both our Metal Treatment and Motion Control segments, over the prior year period, while operating income from our base businesses within the Flow Control segment increased 7% as compared to the prior year period. General and administrative costs increased $21.9 million for the nine months ended September 30, 2005 mainly due to the acquisitions in 2004 and 2005, which contributed $16.7 million of the increase period over period. The remaining increase is due to added infrastructure necessary to support our business growth. Selling expenses and research and development costs increased $6.9 million and $5.9 million, respectively, over the prior year periods due primarily to the businesses acquired since January 1, 2004. The higher segment operating income was partially offset by higher pension expense of $1.1 million for the nine months ended September 30, 2005 over the comparable prior year period. Foreign currency translation had a favorable impact of $0.9 million on operating income for the first nine months of 2005, as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Net earnings for the first nine months of 2005 totaled $50.0 million, or $2.28 per diluted share, representing an increase of 12% over net earnings of $44.7 million, or $2.08 per diluted share for the first nine months of 2004. Higher segment operating income during the first nine months of 2005 of $14.3 million more than offset the Corporation’s higher pension and interest expense as compared to the first nine months of 2004, which reduced net earnings by $0.7 million and $3.5 million, respectively. Additionally, net earnings for the first nine months of 2004 included two tax benefits totaling $2.1 million that did not reoccur in 2005, one resulting from a change in legal structure of one of our subsidiaries and the other from the recognition of a previously unprovided for deferred tax asset.

Segment Operating Performance:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Sales:
Flow Control	$112,126	$94,204	19.0%	$335,863	$269,804	24.5%
Motion Control	110,242	97,727	12.8%	328,180	272,649	20.4%
Metal Treatment	48,987	44,643	9.7%	148,992	131,482	13.3%

Total Sales	$271,355	$236,574	14.7%	$813,035	$673,935	20.6%

Operating Income:
Flow Control	$13,800	$9,845	40.2%	$36,905	$28,930	27.6%
Motion Control	11,203	10,417	7.5%	30,331	28,731	5.6%
Metal Treatment	8,618	6,805	26.6%	25,547	20,821	22.7%

Total Segments	33,621	27,067	24.2%	92,783	78,482	18.2%
Pension Expense	(500)	(295)	69.5%	(1,500)	(377)	297.9%
Corporate & Other	(680)	(1,301)	-47.7%	1,823	(2,058)	-188.6%

Total Operating Income	$32,441	$25,471	27.4%	$93,106	$76,047	22.4%

Operating Margins:
Flow Control	12.3%	10.5%		11.0%	10.7%
Motion Control	10.2%	10.7%		9.2%	10.5%
Metal Treatment	17.6%	15.2%		17.1%	15.8%
Total Curtiss-Wright	12.0%	10.8%		11.5%	11.3%

Flow Control

The Corporation’s Flow Control segment posted sales of $112.1 million for the third quarter of 2005, an increase of 19% from $94.2 million in the third quarter of 2004. The sales increase was achieved through organic sales growth of 10% and revenues from acquisitions completed since June 30, 2004, which contributed $8.7 million in incremental revenues in the third quarter of 2005 compared to the prior year period. This segment’s organic sales growth was driven by higher sales to the oil and gas industry of $5.1 million and higher product sales and development work to the U.S. Navy of $4.0 million. Coker valve products accounted for 88% of the increased oil and gas market sales due to greater customer acceptance and increased installations. Higher valve sales to the U.S. Navy of $2.7 million were driven by our JP-5 valves and ball valves used on Nimitz-class aircraft carriers and Virginia-class submarines, respectively, while electronic instrumentation sales on naval platforms increased $2.1 million as compared to the prior year period. These increased sales to the U.S. Navy were partially offset by lower revenues from electromechanical products due to timing of programs. Revenues from pump production

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

decreased $5.3 million as compared to the prior year period, while development work on the electromagnetic gun increased revenues by $3.1 million, and sales for generators increased $1.4 million. Sales of this business segment also benefited from favorable foreign currency translation of $0.3 million in the third quarter of 2005 as compared to the prior year period.

Operating income for the third quarter of 2005 was $13.8 million, an increase of 40% as compared to $9.8 million for the same period last year. The base businesses experienced organic operating income growth of 32% for the third quarter of 2005 over the prior year period as the segment benefited due to higher sales volume and the contributions from our acquisitions since June 30, 2004. Operating income also benefited from two events that did not occur in 2004. Full year postretirement expense was adjusted in the third quarter of 2005 resulting in lower postretirement benefit costs of $0.9 million in the third quarter of 2005 as compared to the prior year period. Additionally, the segment reached a settlement with the seller of a previously acquired business, resulting in $0.9 million of operating income in the third quarter of 2005.

Sales for the first nine months of 2005 were $335.9 million, an increase of 24% over the same period last year of $269.8 million, primarily due to the 2004 acquisitions, which contributed $46.2 million in incremental sales. Sales increased 6% organically in the first nine months of 2005 compared to the prior year period, driven primarily by a $14.3 million increase in sales to the oil and gas market. Higher demand for our coker valve products accounted for 76% of the increase due to greater customer acceptance and increased installations, while other oil and gas valve and field service revenues were up $3.4 million due to increased maintenance expenditures by refineries. Sales to the U.S. Navy were essentially flat year over year. Higher valve sales to the U.S. Navy of $7.8 million were driven by our JP-5 valves and ball valves for use on Nimitz-class aircraft carriers and Virginia-class submarines, respectively, while electronic instrumentation sales on naval platforms increased $4.5 million. These increased sales to the U.S. Navy were offset by lower revenues from electromechanical products of $12.7 million due to timing of programs. Revenues from pump production and generator development and spares decreased $17.3 million and $3.1 million, respectively, as compared to the prior year period, while development work on the electromagnetic gun increased revenues by $8.0 million. Revenues associated with these products have increased since the second quarter and are expected to be slightly higher in the fourth quarter of 2005 through greater production work on the CVN 21 aircraft carrier and the Virginia-class submarine. Sales of this segment also benefited from favorable foreign currency translation of $1.2 million in the first nine months of 2005 as compared to the same period last year.

Operating income for the first nine months of 2005 was $36.9 million, an increase of 28% over the same period last year of $28.9 million. The segment’s base business experienced 7% organic operating income growth while the 2004 acquisitions contributed $3.1 million in incremental operating income over the prior year period. The organic growth was mainly due to higher organic sales volume described above. Operating income of this segment also benefited from favorable foreign currency translation of $0.2 million in the first nine months of 2005 as compared to the same period last year.

New orders received for the Flow Control segment totaled $99.3 million in the third quarter of 2005 and $359.7 million for the first nine months of 2005, representing an increase of 8% and 29%, respectively, from the same periods in 2004. Acquisitions made in 2004 contributed $5.2 million and $62.7 million in incremental new orders received in the third quarter and first nine months of 2005, respectively. Backlog increased 6% to $419.6 million at September 30, 2005 from $396.3 million at December 31, 2004.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Motion Control

Sales for the Corporation’s Motion Control segment improved 13% to $110.2 million in the third quarter of 2005 from $97.7 million in the third quarter of 2004, primarily due to the contribution of the acquisitions completed since June 30, 2004, which contributed $8.6 million in incremental sales for the period. Organic sales increased 4% in the third quarter of 2005 mainly due to higher sales to the commercial and military aerospace markets of $5.4 million and $2.1 million, respectively, partially offset by a decline in sales to the ground defense market of $2.7 million. The increase in sales to the commercial aerospace market was driven primarily from higher OEM production requirements and spares of our actuator and sensor products of $4.2 million. Additionally, repair and overhaul sales increased $1.2 million due to the continuing recovery of the commercial aerospace industry, with order increases driven by previously deferred airline maintenance. The increase in the sales to the military aerospace market is due primarily to an increase in the number of production ship sets of our actuation systems on the F/A-22. The decline in sales to the ground defense market were primarily driven lower spares sales for the Bradley fighting vehicle based on demand in support of the war effort.

Operating income for this segment in the third quarter of 2005 was $11.2 million, an increase of 8% over the third quarter of 2004. The segment’s organic operating income growth of 15% was offset by $1.8 million of incremental operating losses from the businesses acquired since June 30, 2004. The organic growth was achieved through higher sales from our base businesses and previously implemented cost control initiatives. The improvement was achieved despite a cost overrun on a fixed price development contract for the 767 tanker program, the operating income impact of estimate to complete adjustments due to increased testing and inspection for quality control purposes on certain long-term contracts, and higher costs relative to the start up of the AN-APR39 Radar Warning System program. The losses from acquisitions were largely the result of a shift in timing of a major defense contract for our helicopter recovery assist, secure, and traverse systems (“RAST”) for the U.S. Navy and margin erosion from changes in foreign exchange rates on certain foreign denominated contracts on similar products. We expect operating margin improvements in the fourth quarter due to timing of government funded programs.

Sales for the first nine months of 2005 were $328.2 million, an increase of 20% from sales of $272.6 million during the first nine months of 2004, primarily due to the contribution of the 2004 and 2005 acquisitions, which contributed $36.9 million in incremental sales, or 67% of the overall increase. Organic sales growth was 7% in the first nine months of 2005 as compared to 2004 driven by higher sales to the commercial and military aerospace markets of $12.0 million and $4.3 million, respectively. Partially offsetting these increases was a decline in sales to the ground defense market of $4.0 million due mainly to a decline in spares sales for the Bradley fighting vehicle based on demand in support of the war effort. The increase in sales to the commercial aerospace market was due primarily to higher OEM production requirements and spares of our actuators and sensors of $9.0 million. Additionally, repair and overhaul sales increased $3.0 million due to the continuing recovery of the industry with order increases coming from global airlines as they perform previously deferred maintenance. Growth in the military aerospace market was driven by production work on the new AN/APR-39 Radar Warning Receiver systems for use on various helicopter programs, which contributed $3.7 million. Remaining sales to the military aerospace market were essentially flat as increased ship set production of our actuation systems on the F/A-22 aircraft and development work on the weapons bay hoist systems for the J-UCAS were offset by lower sales of F-16 spares. In addition, sales to the general industrial market were up slightly as increased sales of our controller products were mostly offset by lower sales of tilting train systems in Europe.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for this segment also benefited from favorable foreign currency translation of $2.0 million during the first nine months of 2005 as compared to the same prior year period.

Operating income for the first nine months of 2005 was $30.3 million as compared to $28.7 million for the comparable period in 2004, an increase of 6%. The segment’s organic operating income growth of 19% was offset by $3.3 million of incremental operating losses from the 2004 and 2005 acquired businesses. The improvement in the base business was driven by the higher sales volume and previously implemented cost control initiatives. The improvement was partially offset by less favorable sales mix resulting from decreased higher margin sales, such as the F-16 spares and tilting train program, and higher development work which generate lower margins. The losses from acquisitions were largely the result of a shift in timing of a major defense contract for our helicopter RAST system for the U.S. Navy, margin erosion from changes in foreign exchange rates on certain foreign denominated contracts on similar products. We expect partial recovery of these loses in the fourth quarter due to timing of government funded programs. The business segment also benefited from favorable foreign currency translation $0.4 million in the first nine months of 2005 as compared to the first nine months of 2004.

New orders received for the Motion Control segment totaled $130.1 million in the third quarter of 2005 and $379.1 million for the first nine months of 2005, representing an increase of 26% and 39% from the same periods in 2004, respectively. Acquisitions made in 2004 and 2005 contributed $6.6 million and $37.2 million in incremental new orders received in the third quarter and first nine months of 2005, respectively. Backlog increased 44% to $330.4 million at September 30, 2005 from $229.6 million at December 31, 2004. The acquisitions made during 2005 represented $52.6 million of the backlog at September 30, 2005.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $49.0 million for the third quarter of 2005, up 10% when compared with $44.6 million in the third quarter of 2004. Global shot peening services for the commercial aerospace market contributed $2.9 million of the total sales growth, due mainly to production work on wing skins to the commercial aerospace market. Sales for the coatings division increased by $0.5 million while our heat treating, valves, and finishing divisions each increased sales $0.4 million due to improving economic conditions. In addition, foreign currency translation negatively impacted sales for the third quarter of 2005 by $0.1 million, as compared to the prior year period.

Operating income for the third quarter of 2005 increased 27% to $8.6 million from $6.8 million for the same period last year. Overall margin improvement was mainly due to higher sales volume and lower self-insurance medical costs based on incidents incurred. This segment also experienced unfavorable foreign currency translation in the third quarter of 2005 of $0.1 million, as compared to the prior year period.

Sales for the Corporation’s Metal Treatment segment totaled $149.0 million for the first nine months of 2005, up 13% when compared with $131.5 million for the comparable period of 2004. Organic sales growth was 11% in the first nine months of 2005, contributing $15.2 million to the increase. The organic growth was due to strong sales growth from our global shot peening services, which contributed $11.8 million due to increases in the aerospace and automotive markets. Increased shot peen forming services on wing skins and shot peening

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

services on airplane engines drove the aerospace increases, while automotive work increased in Europe and the United States due to orders on new programs. The coatings division experienced organic growth of $1.4 million also from the aerospace and automotive markets. Sales from the heat treating division were up by $1.3 million over the prior year period due to strengthening economic conditions. These gains were partially offset by a decline in laser peening sales of $1.0 million, as a program for fan blades used in commercial aircraft engines winds down and timing of new programs has shifted out into future periods. The 2004 acquisitions contributed $1.7 million of incremental sales in the first nine months of 2005. In addition, foreign currency translation favorably impacted the sales of this segment for the first nine months of 2005 by $1.3 million, as compared to the prior year period.

Operating income for the first nine months of 2005 increased 23% to $25.5 million from $20.8 million for the same period last year. Higher volumes in our shot peening and coatings businesses drove the improvements in operating income, partially offset by lower margin services and increased operating costs. The segment also benefited from favorable foreign currency translation in the first nine months of 2005 of $0.3 million as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $47.9 million in the third quarter of 2005 and $149.2 million for the first nine months of 2005, representing an increase of 7% and 13%, respectively, from the same periods in 2004. Acquisitions made in 2004 contributed $1.7 million in incremental new orders received in the first nine months of 2005. Backlog increased 9% to $2.0 million at September 30, 2005 from $1.9 million at December 31, 2004.

Interest Expense

Interest expense increased $1.8 million for the third quarter versus the comparable prior year period due to higher borrowing rates and higher debt levels associated with the funding of acquisitions, which accounted for 58% and 42% of the increase, respectively. During the nine months ended September 30, 2005, interest expense increased $5.6 million versus the comparable prior year period with increased borrowing rates and higher debt levels accounting for 47% and 53% of the increase, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating Activities

The Corporation’s working capital was $290.7 million at September 30, 2005, an increase of $78.5 million from the working capital at December 31, 2004 of $212.2 million. The ratio of current assets to current liabilities was 2.6 to 1 at September 30, 2005 versus 2.1 to 1 at December 31, 2004. Cash and cash equivalents totaled $47.7 million in the aggregate at September 30, 2005, up from $41.0 million at December 31, 2004. Days sales outstanding at September 30, 2005 was 57 days as compared to 47 days at December 31, 2004. Inventory turns at September 30, 2005 were 5.4 as compared to 5.8 at December 31, 2004.

Excluding cash, working capital increased $71.9 million from December 31, 2004, partially due to the Indal Technologies acquisition made in the first quarter of 2005. The remainder of the increase was driven mainly by increases in inventory of $26.7 million and accounts receivable of $19.1 million. Inventory balances rose primarily as a result of build up for expected increases in sales for the remainder of 2005 and 2006 and strategic initiatives to lower turn-around time for deliveries. Accounts receivable increased due to the timing of contractual billings and industry cycles, partially offset by collection of receivables from certain large projects outstanding at December 31, 2004.

Investing Activities

The Corporation acquired one business in the first nine months of 2005. Funds available under the Corporation’s credit agreement were utilized for the funding of the acquisition, which totaled $63.0 million. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives. Certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first nine months of 2005, the Corporation made $2.1 million in earn-out payments. Additionally, the Corporation paid $5.8 million relating to prior period acquisitions, as required by the terms of the acquisition agreements.

Capital expenditures were $31.4 million in the first nine months of 2005. Internally available funds were adequate to meet the capital expenditures. Principal expenditures included the purchase of a new facility for our European valves division, new and replacement machinery and equipment for the expansion of new product lines within the business segments. The Corporation is expected to make additional capital expenditures of approximately $8 million during the remainder of 2005 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities. Additionally, the Corporation has received $11.0 million from the sale of real estate and fixed assets during the nine months ended September 30, 2005, mainly resulting from the sale of the Fairfield property as discussed in Note 15 to the Corporation’s consolidated financial statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Financing Activities

At September 30, 2005, the Corporation had a $400 million credit agreement (the “Agreement”) with a group of ten banks. Borrowings under the Agreement bear interest at a floating rate based on market conditions. In addition, the Corporation’s interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Agreement. The Corporation is subject to annual facility fees on the commitments under the Agreement. In connection with the Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Agreement. The Corporation is required under the Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 55%. The Agreement does not contain any subjective acceleration clauses. At September 30, 2005, the Corporation is in compliance with these covenants and had the flexibility to issue additional debt of $344 million without exceeding the covenant limit defined in the Agreement. The Corporation would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. Cash borrowings (excluding letters of credit) under the Agreement at September 30, 2005 were $194.0 million as compared to $124.5 million at December 31, 2004. The unused credit available under the Agreement at September 30, 2005 was $179.9 million. The Agreement expires in July 2009.

On September 25, 2003 the Corporation issued $200.0 million of Senior Notes (the “Notes”). The Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time, all or from time to time any part of, the Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. At September 30, 2005, the Corporation is in compliance with these covenants.

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

Industrial revenue bonds, which are collateralized by real estate, machinery, and equipment, were $14.3 million at September 30, 2005 and December 31, 2004. The loans outstanding under the Senior Notes, Interest Rate Swaps, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 4.7% during the third quarter of 2005 and 3.4% for 2004.

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

There have been no material changes in the Corporation’s market risk during the nine months ended September 30, 2005. Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2005, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation or its subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos. To date, the Corporation has not been found liable or paid any material sum of money in settlement in any case. The Corporation believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. The Corporation does maintain insurance coverage for these lawsuits and it believes adequate coverage exists to cover any unanticipated asbestos liability.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 6. EXHIBITS and REPORTS on FORM 8-K

(a)	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a–14(a) (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a–14(a) (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)	Reports on Form 8-K

On July 28, 2005, the Corporation furnished Form 8-K under Items 2.02, 5.02 and 9.01 respecting the announcement of financial results and the departure of an officer. A press release announcing financial results for the quarter ended June 30, 2005 was furnished as exhibit 99.

On September 29, 2005, the Corporation filed Form 8-K under Item 5.02 respecting the appointment of an officer.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)
By	:	/s/ Glenn E. Tynan

Glenn E. Tynan Vice President Finance / C.F.O. Dated: November 9, 2005