Form 10-K
period 2005-12-31
CURTISS WRIGHT CORP
filed 2006-03-07
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒               Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, was approximately $1.1 billion.

The number of shares outstanding of each of the Registrant’s classes of Common stock as of January 31, 2006:

Class	Number of shares

Common stock, par value $1 per share	21,801,940

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2006 Annual Meeting of Stockholders to be held on May 5, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking” information. Examples of forward-looking information include but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information may be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “anticipates,” the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes To Consolidated Financial Statements. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

•	the Corporation’s successful execution of internal performance plans;
•	performance issues with key suppliers, subcontractors, and business partners;
•	the ability to negotiate financing arrangements with lenders;
•	legal proceedings;
•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations;
•	ability of outside third parties to comply with their commitments;
•	product demand and market acceptance risks;
•	the effect of economic conditions;
•	the impact of competitive products and pricing;
•	product development, commercialization, and technological difficulties;
•	social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses;
•	unanticipated environmental remediation expenses or claims;
•	capacity and supply constraints or difficulties;
•	an inability to perform customer contracts at anticipated cost levels;
•	changing priorities or reductions in the U.S. Government defense budget;
•	contract continuation and future contract awards;
•	U.S. and international military budget constraints and determinations;
•	the factors discussed under the caption “Risk Factors” in Item 1A below;
•	and other factors that generally affect the business of companies operating in the Corporation’s markets and/or industries.

The Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

BUSINESS DESCRIPTION

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

Flow Control

This segment designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. Military sales, primarily to the U.S. Navy as a subcontractor, comprised 48%, 50%, and 56% of segment sales in 2005, 2004, and 2003, respectively. Flow Control products are used by the U.S. Navy, nuclear power plants, oil and gas refineries, and other commercial businesses through the various business units discussed below.

This segment consists of four operating divisions: Valve Systems, Commercial Power and Services, Electromechanical Systems, and Control Systems.

The Valve Systems division of Flow Control designs, manufactures, distributes, and services highly engineered valve products for fluid flow systems and subsystems. This division is composed of the Target Rock, Farris, Sprague, Solent & Pratt, DeltaValve, and Tapco business units. Valve Systems provides valve products that support four primary markets: defense, commercial power, process, and industrial. Revenues derived from the sale of valves during 2005, 2004, and 2003 represented 16%, 14%, and 16%, respectively, of our consolidated revenue.

Flow Control’s Target Rock division, located in East Farmingdale, New York, designs, manufactures, refurbishes, and tests highly engineered valves and related actuators and controllers, and provides engineering services to naval and commercial markets. Target Rock valves, including motor/solenoid operated gate and globe, control, safety relief, and ball valves, control the flow of liquids and gases and provide safety relief in high-pressure applications. Target Rock valves are installed on every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. It currently supplies all relief valves utilized by the U.S. Naval Nuclear Propulsion Program. Applications include various U.S. Navy submarine classes, such as Los Angeles, Trident, and Virginia, as well as Naval Aircraft Carrier classes including the Nimitz. The U.S. Navy utilizes Target Rock valves in its nuclear propulsion systems. Recently, the segment has expanded its focus to include the non-nuclear U.S. Navy business in an effort to diversify its product offering. Growth in this sector has been generated through sales of aircraft launch shuttles and control valves for aircraft carriers and ball valves for submarines. Target Rock and Enertech Engineering Services also provide products and services to commercial markets, mainly the nuclear power industry. The Target Rock division provides its valves to owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. Over the past few years, all new construction of nuclear power plants has been outside the U.S., and segment sales for such plants have been mainly to South Korea and Taiwan. A small investment has been made in South Korea and Russia to gain a foothold in the commercial nuclear valve market in Asia and Russia, respectively. The production of valves for the U.S. Navy and for power plants is characterized by long lead times from order placement to delivery.

The Farris, Solent & Pratt, DeltaValve, and Tapco divisions operate facilities in the U.S., Canada, and the U.K. that design, engineer, and manufacture spring-loaded and pilot operated pressure-relief valves as well as metal-seated industrial gate, butterfly, and ball valves used in standard and advanced applications including high-cycle, high-pressure, extreme temperature, and corrosive plant environments within the petroleum, petrochemical, chemical, and oil and gas process industries. Included in these products is the recent commercialization of the DeltaGuard™ coke-drum unheading device, which represents a significant advancement in coke-drum unheading technology. This new DeltaGuard™ technology is safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application. The patents for this technology may become material to the future operations of our Valve Systems division.

Other products within the Flow Control segment produced at the Sprague business unit include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic and pneumatic valves, air-driven pumps, and gas boosters used in various industrial applications as well as in directional control valves for truck transmissions and car transport carriers. Flow Control also provides inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems.

The Commercial Power and Services division designs, manufactures, distributes, and qualifies flow control products, fasteners, custom fittings, and machined products for use in the global commercial nuclear power markets and by the U.S. Department of Energy (“DOE”). This division is composed of the Enertech, Nova Machine, and Trentec business units, with operations located in Brea, California, Middleburg Heights, Ohio, and Cincinnati, Ohio, respectively. Enertech’s product line includes snubbers, advanced valves, valve actuators, pumps, test and diagnostic equipment, as well as related diagnostic services. In addition, this business unit provides training, on-site services, staff augmentation, and engineering programs to nuclear power plants. Nova Machine and Trentec were both acquired by the segment in May 2004. Nova Machine’s product lines and services include nuclear safety related fasteners, custom fittings, machined products, and custom welding fabrication. On September 1, 2005 Nova acquired the intellectual property for the HydraNut product line from Technofast. This expands Nova’s ability to offer an innovative bolting solution for high stress and temperature environments. The HydraNut can significantly reduce the amount of exposure time for nuclear hot areas. Trentec’s product line includes airlocks and hatches, special containment doors, pressure vessels, precision machined components, and spent fuel pool gates. In addition, the Trentec business unit provides consulting services, inspection and testing services, and diamond wire cutting services used to create large, thick cuts from concrete structures.

The Electromechanical Systems division develops, designs, manufactures, and performs qualification of critical-function, electro-dynamic solutions for the U.S. Navy, including pumps, advanced motors, generators, and secondary propulsion systems. This division is composed of the Electro-Mechanical Division (“EMD”), located in Cheswick, Pennsylvania, and Engineered Pump Division (“EPD”) located in Phillipsburg, New Jersey, which were acquired in November 2002 and November 2004, respectively. This division provides main coolant pumps, design engineering services, purification pump motors, ship service generators, and secondary propulsion systems to the U.S. Navy. Specific applications include the Los Angeles, Virginia, Ohio, and Seawolf class submarines and the CVN Aircraft Carrier. In addition, the segment offers ship service generators to the U.S. Navy Destroyer program. EMD also conducts business in commercial markets, mainly the nuclear power industry. EMD supplies reactor coolant pumps, seals, motors, and control rod drive mechanisms to owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. EMD is expanding its offerings to include advanced electromagnetic product development to the U.S. Army and hazardous waste pumps to the DOE.

Our Control Systems division consists of the Peerless Instrument business unit, located in East Farmingdale, New York. This business unit designs, develops, manufactures, tests, and services specialized electronic instrumentation and control equipment, which includes instrumentation for primary and secondary controls, steam generator control equipment, and valve and heater controls. This division provides these custom designed and commercial-off-the-shelf based electronic circuit boards and systems to the U.S. Nuclear Navy and is developing products for the process industry. Sales are made by responding directly to requests for proposals from customers.

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

Backlog for this segment at December 31, 2005 was $429.3 million, of which 32% is expected to be shipped after one year, compared with $396.3 million at December 31, 2004. Additionally, 44% of this segment’s backlog as of December 31, 2005 is comprised of orders with the U.S. Navy through its prime contractor, Bechtel Group, Inc. (“Bechtel”). Sales by this segment to Bechtel accounted for 24%, 33%, and 34% of total segment sales in 2005, 2004, and 2003, respectively, or 10%, 13%, and 16% of our consolidated revenue. Additionally, sales by this segment to another prime contractor accounted for 11%, 5%, and 16% of total segment sales in 2005, 2004, and 2003, respectively, while sales to one of Flow Control’s commercial customers represented approximately 8% and 9% of total segment sales in 2005 and 2004, respectively. The loss of these customers would have a material adverse effect on the business of Flow Control and the Company as a whole. Many of the products we produce are low volume, highly engineered products for advanced technologies. As a result, this segment may be impacted by the timing of milestones in long-term military contracts. None of the commercial business of this segment is seasonal, and raw materials are generally available in adequate quantities.

Motion Control

Our Motion Control segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical electronic component and control systems, and sensors for the aerospace, defense, and industrial equipment markets. This segment consists of 14 business units that are organized and managed as three operating divisions: Engineered Systems, Integrated Sensing, and Embedded Computing.

Our Engineered Systems division’s product offerings to the aerospace industry consist of electro-mechanical and hydro-mechanical actuation components and systems, which are designed to position aircraft control surfaces or to operate canopies, cargo doors, weapons bay doors, or other devices used on aircraft. Aircraft applications include actuators and electronic control systems and sensors for the Boeing 737, 747, 757, 767, 777, Airbus A320, A330, A340, and future Boeing 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the F-22 Raptor fighter jet, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Engineered Systems division is also developing flight control actuators for the engineering and manufacturing development phase of Lockheed Martin’s F-35 Joint Strike Fighter (“JSF”) program. The JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. The U.S. Air Force’s Joint Unmanned Combat Air System integral weapons hoisting system is another major development effort for us. The manufacturing of these products is performed at our Shelby, North Carolina facility. The division also provides electric motors, controllers and smaller electromechanical actuation subsystems for flight, engine, and environmental control applications on various commercial transports, regional aircraft, military aircraft, and spacecraft through our facility in Stratford, Canada.

As a related service within the Engineered Systems division, we also provide commercial airlines, the military, and general aviation customers with component overhaul and repair services. The services include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft. The division provides these services from facilities in Gastonia and Shelby, North Carolina, Miami, Florida, Stratford, Ontario, and a marketing distribution facility in Singapore.

In addition, the division’s Drive Technology business unit designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems, including electronic controls designed for the military tracked and wheeled vehicle, high-speed tilting train, and commercial marine propulsion markets. These products, which are designed and manufactured at our facility in Switzerland, primarily consist of turret aiming and stabilization, weapons handling systems, and suspension systems for armored military vehicles sold to foreign defense equipment manufacturers and tilting systems for high-speed train applications. The products are sold using a direct sales force to customers worldwide.

In March 2005, Motion Control purchased the assets of Indal Technologies Inc. (“Indal”) located in Mississauga, Ontario, Canada. Indal designs and manufactures electro-mechanical systems for naval vessels and helicopters. Indal’s shipboard helicopter handling systems are used by the U.S. Navy and U.S. Coast Guard and more than ten other navies around the world. The company designs and builds the elements of the ship’s structure including telescopic hangars and hangar doors. Specialized winching equipment is provided for towing sonar and mine sweep systems from submarines and surface ships. The company is launching a new product aimed at the airport products sector for automating the precise movement of passenger boarding bridges. A direct sales force is utilized with assistance from commissioned agents in country. Sales to Japan are made through Mitsubishi Trading Corporation while sales to the U.S. Navy are made through the Canadian Commercial Corporation. All other sales are made directly to navies, shipyards, and helicopter manufacturers. Indal has provided product to over twenty-four countries around the world.

We market Engineered Systems products primarily through a direct sales force. Our Engineered Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for these products is focused on a short list of companies, with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, while prime contractors specialize in integration and final assembly. Price, technical capability, performance, service, and “overall value” are the primary forces of competition with a focus on offering solutions to perform control and actuation functions on a limited number of new production programs. Our overhaul and repair services are sold in competition with a number of other overhaul and repair providers with a focus on quality, delivery, and price. Marketing for overhaul and repair services is accomplished through independent sales representatives and by direct sales employees.

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for military and commercial aerospace and industrial markets, which are marketed through facilities in the United Kingdom and the United States. These products include position, pressure, and temperature sensors, solenoids and solenoid valves, smoke detection sensors, torque sensing, ice detection, and protection equipment, air data computers, flight data recorders, joysticks, electronic signal conditioning and control equipment. We sell this division’s products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, regional and business aircraft, and on many U.S. and European military aircraft, including the Boeing 787 and JSF. Air data, flight recorder, and ice protection equipment is supplied to many helicopter applications. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered wheelchairs, process control, and motorsport. Competition with the integrated sensing division, especially in the aerospace market, is increasingly being driven by price concerns. The ability to service the customer with superior performance and quality is expected of all vendors, but downward pricing pressure is emerging as a key discriminator.

Our Embedded Computing division designs, develops, and manufactures embedded computing board-level modules and integrated subsystems primarily for the aerospace and ground defense markets. Using standard, commercially available electronics technologies, coupled with application domain specific knowledge, this division offers hardware and software modules based on open industry standards, referred to as commercial-off-the-shelf or “COTS”. Our integrated subsystems include both in-house and third party modules as well as custom modules based on in-house intellectual property content. We also offer a supporting array of services that include: life-cycle management, technical support, training, and development of custom module variants based on COTS modules. Our Embedded Computing division is considered one of the embedded computing industry’s most comprehensive and experienced single source for processing, data communications, digital signal processing, and video and graphics computing solutions. Our COTS modules and integrated subsystems are designed to perform reliably in rugged conditions, such as extreme temperatures, terrain and/or speed which result in high shock and vibration, as well as commercial environments for use in laboratory and benign environment applications.

Embedded Computing’s subsystem products are used in a wide variety of mission-critical military applications, including fire control, aiming and stabilization, munitions loading, and environmental processors for military ground vehicles. These products are used on demanding combat platforms such as the Bradley fighting vehicle, the Abrams M1A2/A3 tank, and the Brigade Combat Team Interim Armored Vehicle, which is part of the U.S. Army’s modernization and transformation efforts. This division also provides the mission management, flight control computers, and the sensor management units for advanced aerospace platforms including the U.S. Air Force Global Hawk, a high-altitude and high-endurance unmanned aerial vehicle.

Embedded Computing’s modules are used in hundreds of active programs today, including leading-edge military platforms such as the Improved Bradley Acquisition System, and the Improved Tow Acquisition System. The modules feature high performance chips on open architectures. The division has taken a leadership position in the drafting and definition of the newest embedded standards, which are designed to address the more demanding performance and bandwidth requirements of emerging applications. Embedded Computing is the first embedded computing vendor to announce forthcoming boards and systems based on these new architectures. Embedded Computing is also committed to supply technology for some of the most advanced future military platforms including the F-22, JSF, and Future Combat System.

This division’s products are manufactured at its operations located in North America and the United Kingdom. Headquartered in Leesburg, Virginia, the Embedded Computing division maintains facilities in Santa Clarita, California, San Diego, California, Dayton, Ohio, Kanata, Ontario, Canada and Cambridge, United Kingdom. Our products are sold primarily to prime contractors and subsystem suppliers located primarily in the United States, United Kingdom, and Canada, both directly and through a network of independent sales representatives. In recent years, competition in the embedded electronic systems market has migrated away from traditional board competitors toward subsystem and system providers selling to prime and second-tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery times.

Sales by Motion Control to its largest customer, the Boeing Company (“Boeing”), in 2005, 2004, and 2003 accounted for 10%, 10%, and 11%, respectively, of Motion Control revenue and 4% of our consolidated revenue for each year. The loss of Boeing as a customer would have a material adverse effect on Motion Control. Direct and end use sales of this segment to government agencies, primarily the U.S. Government, in 2005, 2004, and 2003, accounted for 64%, 62%, and 56%, respectively, of total Motion Control sales. Although the loss of this business would also have a material adverse affect on Motion Control, no single prime contractor to the U.S. Government through which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for our Motion Control segment at December 31, 2005, was $374.5 million, of which 33% is expected be shipped after one year, compared with $229.6 million at December 31, 2004. None of the business of our Motion Control segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers. However, we utilize sole source suppliers in this segment. Thus, the failure and/or inability of a sole source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

This segment provides various metallurgical services, which strengthen or otherwise enhance the performance of metal parts. Principal services of Metal Treatment include shot peening, coatings, and heat treating. Shot peening is the process by which the durability of metal parts is improved by the bombardment of the part’s surface with spherical media, such as steel shot or ceramic or glass beads, to compress the outer layer of the metal. Revenue of shot peening services in 2005, 2004, and 2003 accounted for 10%, 12%, and 12%, respectively, of our consolidated revenues. Coatings consist of the application of primarily solid film lubricant coatings, which are designed to enhance the performance of components used in a broad range of products and industries. We apply our coatings by air spray or by a dipping and spinning process for bulk applications. Heat treating is a metallurgical process of subjecting metal objects to heat and/or cold or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. In addition to shot peening, heat treating, and coatings, other metal treatment services that are provided on a job shop basis include shot peen forming, laser peening, wet finishing, chemical milling, and reed valve manufacturing.

These processes are used principally to improve the service life, strength, and durability of metal parts. Certain of these processes are also used to form curvatures in metal panels, which are assembled as wing skins of commercial and military aircraft, and to manufacture reed valves used in compressors. Metal Treatment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, and metal working.

Working in conjunction with Lawrence Livermore National Laboratory, Metal Treatment has developed an advanced metal surface treatment process utilizing laser technology. The laser peening process is being used in production to extend the life of critical turbine engine components. Future applications include additional turbine engine components as well as other high value, extreme service components in aircraft structure, oil and gas, medical implant, and marine applications. Laser peening also shows potential to augment the segment’s wing skin forming capabilities, allowing for placement of more extreme aerodynamic curvatures of wing skins of greater thickness. We operate a laser peening facility in the United States and another in the United Kingdom. We currently have six operational lasers and are in the process of building three additional lasers, with mobile capability, as opposed to a stationary laser. We retain the exclusive worldwide rights to the intellectual property necessary for its use on commercial products. Currently, the patents associated with the laser peening technology are not material to our operations. However, we believe that this technology has significant potential and, thus, these patents may become material to our future operations.

During 2004, we increased Metal Treatment’s coatings capabilities with the acquisitions of selected assets of Evesham and Everlube, located in Evesham, United Kingdom and Peachtree City, Georgia, respectively. These acquisitions provided an entry into the European coatings market and added the capability to manufacture our own bulk coatings.

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 56 facilities located in the United States, Canada, England, France, Germany, Sweden, Belgium, and Italy, with a new facility in Spain scheduled to open in mid-2006. Our Metal Treatment services are marketed directly by our employees. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, we believe that our technical knowledge and quality of workmanship provide a competitive advantage. We compete in this segment on the basis of quality, service, and price.

The backlog of Metal Treatment as of December 31, 2005, was $1.9 million, all of which is expected to be recognized in the first quarter of 2006, compared with $1.9 million as of December 31, 2004. Due to the nature of our metal treatment services, we operate with a very limited backlog of orders and services that are provided primarily on newly manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and we are not materially dependent upon any single source of supply in this segment. We have no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. Our largest customer in this segment accounted for 10%, 8%, and 8% of Metal Treatment sales during 2005, 2004, and 2003, respectively. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on Metal Treatment.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 16 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2005, 2004, and 2003, our foreign operations generated 35%, 33%, and 20%, respectively, of our pre-tax earnings. We do not regard the risks associated with these foreign operations to be materially greater than those applicable to our U.S. businesses.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 48%, 47%, and 46% of consolidated revenue during 2005, 2004, and 2003, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price and fixed price-redeterminable.

In accordance with normal practice in the case of U.S. Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery by us of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Contracts for naval nuclear programs usually provide that we absorb most of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer’s portion increases as the underrun exceeds certain established levels.

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventoriable costs. However, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to, or a secured interest in, the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 3, and 4 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K.) In the case of most motion control and flow control products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Patents

We own and are licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Additionally, unpatented research, development, and engineering skills, some of which has been acquired by us through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the successful conduct of our business or business segments to be materially dependent upon the protection of any one of the patents, patent applications, or patent license agreements under which we now operate.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Customer sponsored research and development costs are charged to costs of goods sold when the associated revenue has been recognized, while corporation-sponsored research and development costs are charged to expense when incurred. Customer sponsored research and development activity amounted to $28.3 million, $26.5 million, and $31.2 million, in 2005, 2004, and 2003, respectively, and were attributed to customers within our Flow Control and Motion Control segments. Research and development expenses incurred by the Corporation amounted to $39.7 million in 2005 as compared with $33.8 million in 2004 and $22.1 million in 2003.

Environmental Protection

We are subject to federal, state, local and foreign laws, regulations, and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water. These laws, regulations, and ordinances may also apply to handling and disposal practices for solid and hazardous waste and impose liability for the costs of cleaning up, and for certain damages resulting from, sites or past spills, disposals, or other releases of hazardous substances.

At various times we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

Information concerning our specific environmental liabilities is described in Notes 1.M and 13 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Executive Officers

Martin R. Benante, age 53, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000; President and Chief Operating Officer of the Corporation from April 1999 to April 2000; Vice President of the Corporation from April 1996 to April 1999; and President of Curtiss-Wright Flow Control Corporation from March 1995 to April 1999. He has been a Director of the Corporation since 1999.

George J. Yohrling, age 65, has served as Executive Vice President of the Corporation since May 2001; President, Curtiss-Wright Controls, Inc. from April 1998 to June 2005; Executive Vice President for Aerospace Operations of Curtiss-Wright Controls from April 1997 to April 1998; Senior Vice President from July 1996 to April 1997 of Curtiss-Wright Controls; Vice President and General Manager of Curtiss-Wright Controls/Shelby, Inc. since 1985.

B. Parker Miller III, age 60, has served as Senior Vice President—Government Relations of the Corporation since June 2005 and was elected an officer of the Corporation in February 2006; Director of Strategic Development, Northrop Grumman from January 2005 to June 2005; Director of Business and Strategic Development, Unmanned Systems Group, Integrated Systems Sector, Northrop Grumman from June 2003 to January 2005; Manager, Legislative Affairs, Northrop Grumman from January 1997 to June 2003. In February 1994, after 25 years of service Mr. Miller retired from the Marine Corps with the rank of Colonel.

Edward Bloom, age 64, has served as Vice President of the Corporation and President of Metal Improvement Company, LLC since June 2002; Executive Vice President of Metal Improvement Company, Inc. from December 1995 to June 2002.

David J. Linton, age 50, has served as Vice President of the Corporation and President of Curtiss-Wright Flow Control Corporation since May 2004; Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2002; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 51, has served as Vice President of the Corporation and President of Curtiss-Wright Controls since June, 2005; Senior Vice President, Electronic Systems of Curtiss-Wright Controls since 2002; Vice President, Business Development of Curtiss-Wright Controls since 2001; and Director, Business Development of Curtiss-Wright Controls since 2000.

Glenn E. Tynan, age 47, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002; Vice President and Corporate Controller of the Movado Group from 1999 to 2000; Corporate Controller of Dexter Corporation from 1998 to 1999; Vice President Finance and Controller of Lightolier from 1995 to 1998.

Michael J. Denton, age 50, has served as Vice President, Secretary and General Counsel of the Corporation since August 2001; Corporate Counsel of Honeywell International, Inc. (formerly AlliedSignal Inc.) from 1993 to 2001.

Kevin McClurg, age 42, has served as the Corporate Controller since September 2002; Assistant Controller from February 2002 to September 2002; Director of Accounting of Toys R Us, Inc. until January 2002; Director of International Reporting of Random House from January 1998 to May 2001.

Harry Jakubowitz, age 53, has served as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005; Vice President, Taxes and Assistant Secretary of General Semiconductor, Inc. from 1997 to 2002, and also its Treasurer from 2000 to 2002.

Employees

At the end of 2005 we had 5,892 employees, approximately 15% of which were represented by labor unions and are covered by collective bargaining agreements.

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below and other information in this Annual Report on Form 10-K. Our business, financial condition, and results of operations could be materially and adversely impacted if any of these risks materialize. The trading price of our common stock may also decline as a result of these risks.

A substantial portion of our revenues and earnings is dependent upon the continued willingness of the U.S. government and our other customers in the defense industry to buy our products and services.

In 2005, approximately 50% of our revenues were derived from or related to defense programs, with approximately 24% attributable to U.S. Navy procurements. The loss of a significant defense program or customer could have a material adverse effect on our operating results. There can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

Our business with the U.S. government and defense contractors is subject to risks including: termination, reduction, or modification of our contracts, subcontracts, and backlog in the event of changes in the U.S. government’s requirements, spending priorities, or defense-related budgets; when we are a subcontractor, the failure or inability of the prime contractor to perform its prime contract; in some contracts the final price per unit may be deferred; adjustment of contract costs and fees as a result of government audits; the frequent need to bid on programs in advance of design completion that may result in unforeseen technological difficulties and cost overruns; our contracts are for varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration; and cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase.

Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

Our operating results are subject to fluctuations.

Defense industry procurement involves seasonality and economic cycles and as a result our annual and quarterly operating results may fluctuate. It is possible that our operating results for a particular quarter may not meet the expectations of securities analysts or investors. Similarly, securities analysts may issue reports downgrading our common stock. These events could cause the market price of our common stock to decline.

Future terror attacks, war, or other events could adversely impact our commercial aerospace and other businesses.

Terrorist attacks, war, or other events such as strikes by a significant customer’s workforce could adversely impact demand for our products. For example, the terrorist attacks of September 11, 2001 and subsequent terrorist attacks worldwide caused decreased demand in the commercial aerospace market for our products and commercial overhaul and repair services. During 2005, approximately 17% of our business was related to commercial aerospace. The commercial aerospace industry is cyclical and subject to factors beyond our control. A number of commercial airline carriers have recently experienced large losses and filed for bankruptcy. Financial difficulties of our customers and decreased demand for new aircraft and continued use of existing aircraft could adversely affect our operating results and financial position.

The success of our growth strategy is dependent upon our ability to complete acquisitions and integrate acquired businesses.

Our strategy includes growth through acquisitions. As a result, our future growth depends in large part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our future growth and operating results could be adversely impacted.

We operate in highly competitive markets.

We compete against companies that often have greater sales volumes and financial, research, and marketing resources than we have. Our management believes that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of the distribution organization. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial condition, and results of operations could be materially and adversely impacted.

Our future growth and continued success is dependent upon our key personnel.

Our success is dependent upon the efforts of our senior management personnel. The loss of members of our senior management group could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industries is intense, and we believe that our future growth and success will depend upon our ability to attract, train, and retain such personnel.

Our international operations are subject to risks and volatility in foreign currency exchange rates.

During 2005, approximately 24% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks including: political and economic instability, restrictive trade policies, and complying with foreign regulatory and tax requirements that are subject to change. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the euro, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

We may be unable to protect the value of our intellectual property.

Our success depends in part on obtaining and enforcing our intellectual property rights and avoiding infringing on the intellectual property rights of others. When others infringe our intellectual property rights, the value of our products is diminished, and we may incur substantial litigation costs to enforce our rights. Similarly, we may incur substantial litigation costs and the obligation to pay royalties if others claim we infringed their intellectual property rights. When we develop intellectual property and technologies in connection with U.S. government contracts, the government has the royalty-free right to use that property.

Our business is subject to substantial regulation.

We are subject to numerous regulations including those relating to federal government contracting and export compliance. Our failure to comply with these and other laws could result in contract termination and debarment, civil fines and damages, and criminal prosecution and penalties, any of which could have a material adverse effect on our business and operating results.

We are subject to liability under environmental laws.

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites whether or not the waste was disposed of legally at the time in question. We have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and to take reserves in our financial statements for future costs deemed probable and estimable. Although we have estimated and reserved for future environmental remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2005, we had $364.9 million of debt outstanding, of which $364.0 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 15% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

We rely on certain suppliers as a sole source of components for some of our products.

Our manufacturing processes for our products often consist of the assembly of purchased components that are generally available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted.

There are risks associated with owning our common stock.

Like any equity security, our common stock is subject to a number of risks that may adversely impact our share price including: there is a limited trading market in our common stock; we may not in the future be able to pay dividends on our common stock; we may issue common stock for acquisitions or other purposes that could be dilutive to current stockholders; and we have various anti-takeover defenses such as our rights plan and our ability to issue preferred stock that may discourage a potential acquirer.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2005, we had 116 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, we owned 38 locations and leased the remaining 78 facilities.

Our principal physical properties as of December 31, 2005, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)

Cheswick, Pennsylvania	Manufacturing	Flow Control	630,000

East Farmingdale, New York (2)	Manufacturing	Flow Control	260,000

Mississauga, Ontario, Canada	Manufacturing	Motion Control	200,000

Chester, Wales United Kingdom	Metal Treatment Services – Shot Peening and Wing Forming	Metal Treatment	200,000

Shelby, North Carolina	Manufacturing	Motion Control	168,000

The aggregate remaining properties leased and owned, by each business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)

Metal Treatment	Metal treatment service and other facilities and administrative offices	777,000	858,000
Motion Control	Manufacturing, aerospace component overhaul, engineering, and other facilities	139,000	596,000
Flow Control	Manufacturing, engineering, and other facilities	190,000	521,000

(1)	Sizes are approximate. Unless otherwise indicated, all owned properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

(2)

In February 2003, we entered into a non-traditional sale – leaseback transaction in form only with the Town of Babylon Industrial Development Agency for our property located in E. Farmingdale, New York. Pursuant to the terms of the Lease, we are obligated to make lease payments through 2011 to the Agency in lieu of paying real estate taxes on said property. The Lease is subject to cancellation without penalty on 90 days notice, and title reverts back to us upon the repayment of any tax savings realized by us.

The Corporation also leases 25,700 square feet of office space for its corporate headquarters located in Roseland, New Jersey.

None of the properties listed above are individually material to our business. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

On March 17, 2005, we completed the sale of our Fairfield, New Jersey property, a former operating property, for $10.5 million. The property encompasses approximately 39 acres and was formerly an operating facility for our Motion Control segment now located in Shelby, North Carolina.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

We have been named in approximately 100 lawsuits that allege injury from exposure to asbestos. To date, we have secured dismissal without prejudice in approximately 60 lawsuits, are currently in discussions for similar dismissal in several others, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these lawsuits and believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity And Related Stockholder Matters.

MARKET INFORMATION

Our Common stock is listed and traded on the New York Stock Exchange under the symbol CW. On May 24, 2005, we completed a recapitalization that resulted in the combination of our two classes of common stock into a single new class by converting all outstanding shares of Common stock and Class B common stock into a single new class of common stock. The recapitalization was accomplished through a merger with a wholly owned subsidiary, in which the outstanding shares of Common stock and Class B common stock were exchanged for shares of the single class of Common stock. The ownership of the new class of Common stock was the same immediately after the merger as it was immediately prior. Prior to May 24, 2005, Class B common stock was listed and traded on the New York Stock Exchange under the symbol CW.B.

	2005		2004

Stock Price Range	High	Low	High	Low

Common
First Quarter	$59.85	$48.81	$48.70	$44.20
Second Quarter	62.67	50.14	56.19	45.74
Third Quarter	67.40	52.35	58.28	51.10
Fourth Quarter	63.88	54.15	60.00	52.65

	High	Low	High	Low

Class B(1)
First Quarter	$58.65	$48.23	$47.50	$43.00
Second Quarter	62.22	53.41	53.77	43.50
Third Quarter	N/A	N/A	54.99	49.29
Fourth Quarter	N/A	N/A	58.32	50.00

(1) Class B shares were converted to Common shares on May 24, 2005.

We had approximately 7,100 holders of record of Common stock, $1.00 par value, as of January 31, 2006.

DIVIDENDS

In the fourth quarter of 2005, we increased our quarterly dividend payment to $0.12 per share, a 33% increase over the prior dividend of $0.09 per share and the third increase in the dividend since 2000.

	2005	2004

Common
First Quarter	$0.09	$0.09
Second Quarter	0.09	0.09
Third Quarter	0.09	0.09
Fourth Quarter	0.12	0.09

Class B (1)
First Quarter	$0.09	$0.09
Second Quarter	0.09	0.09
Third Quarter	N/A	0.09
Fourth Quarter	N/A	0.09

(1) Class B shares were converted to Common shares on May 24, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information required by Item 201(d) of Regulation S-K is included in the Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference in this report.

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2005	2004	2003	2002	2001

Net sales	$1,130,928	$955,039	$746,071	$513,278	$343,167
Net earnings	75,280	65,066	52,268	45,136	62,880
Total assets	1,400,285	1,278,440	973,665	810,102	500,428
Long-term debt	364,017	340,860	224,151	119,041	21,361
Basic earnings per share	$3.48	$3.07	$2.53	$2.21	$3.12
Diluted earnings per share	$3.44	$3.02	$2.50	$2.16	$3.07
Cash dividends per share	$0.39	$0.36	$0.32	$0.30	$0.27

All per share amounts have been adjusted to reflect our 2-for-1 stock split on December 17, 2003.
See notes to the consolidated financial statements for additional financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY ORGANIZATION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with an overview of our company, followed by economic and industry-wide factors impacting our company and the markets we serve, a discussion of the overall results of operations, and finally a more detailed discussion of those results within each of our reportable operating segments.

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial power, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one business sector, and to establish strong positions in profitable niche markets. Approximately 50% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, see Item 1 above. The following charts represent our sales by market for 2005 and 2004:

Other

16%

Power

Generation

11%

Oil & Gas

10%

Commercial

Aerospace

17%

Defense Navy

24%

Defense Ground

8%

Defense

Aerospace

14%

Defense

Aerospace

15%

Defense Ground

9%

Defense Navy

22%

Commercial

Aerospace

17%

Oil & Gas

9%

Power

Generation

11%

Other

17%

2005 Sales by Market

2004 Sales by Market

Economic and Industry-wide Factors

Overall, 2005 was a good year for Curtiss-Wright. Many of the key drivers of our business, such as the U.S. economy and the global commercial aerospace industry, improved. In addition, U.S. military spending levels remained steady and our commercial markets strengthened. Looking forward, however, many factors could impact our future performance, including future defense spending in the U.S., changes in global gross domestic product, volatility of the geopolitical landscape, and the pace of global economic activity.

General Economy

Many of our industrial businesses are driven in large part by growth of the U.S. Gross Domestic Product (“GDP”). Based upon certain economic reports, the U.S. economy’s output (real GDP) is expected to grow at a modest rate of approximately 3.3% in 2006, lower than the 4% experienced in 2005. GDP is expected to grow at 3.5% in the first half and 3.1% in the second half of 2006. This forecast is predicated on the assumption that oil prices stabilize in 2006. On the positive side, inflation is expected to moderate in 2006. The consumer price index (a broad indicator of inflation) is expected to be approximately 2.3% in 2006, down from 3.5% in 2005. If these conditions were to occur, it may prompt the U.S. Federal Reserve to curtail its current program of raising interest rates in 2006. According to some economic reports, interest rates are expected to rise slightly in the beginning of 2006 and then stabilize. Stabilized interest rates should lead to increased spending and investment in the business sector. Unemployment is expected to drop slightly and remain below 5% in 2006, as the business sector expands after a period of underinvestment in both human and industrial capital. Also, global GDP growth is expected to slow down in 2006, decreasing from 4.4% in 2005 to approximately 4% in 2006, primarily due to higher energy prices and tighter monetary polices. Higher energy costs in 2005 affected all of our operating segments, but they were more significant within our Metal Treatment segment.

Approximately 25% of our business is outside the U.S. and subject to currency fluctuations in both transactions in foreign currencies as well as translation from local country currencies to the U.S. dollar. Although we seek to mitigate these fluctuations through hedging programs, there is no guarantee that our hedging efforts will offset the possible adverse impacts of the currency fluctuations.

It appears that, at least in the U.S., 2006 is expected to mark the fifth consecutive year of economic expansion, fueled primarily by strong spending in the business sector; however, we remain cautiously optimistic that this expansion will continue in the near term. To the extent that it does, our businesses that are largely economic driven, and serve the commercial aerospace, oil and gas, and general industrial markets, particularly our Metal Treatment segment, are well positioned to benefit from increased economic strength.

Defense

Approximately 50% of our business is in the military sector, predominantly in the U.S., characterized by long-term programs and contracts driven primarily by the U.S. Department of Defense (“DoD”) budget. We also participate in several non-U.S. military programs which, although not as significant as our domestic military business, are subject to the uncertainty resulting from the changing geopolitical climate around the world.

The DoD budget reflects growing cost pressure to support the global war on terrorism, including supporting the current military operations in both Iraq and Afghanistan, and initiatives aimed at transforming and modernizing its current military platforms and capabilities. The war effort has benefited us again in 2005 with higher spares sales to the U.S. Army. The fiscal 2006 DoD procurement budget reflects a 4.8% overall increase over fiscal 2005. The 2006 budget includes continued investment funding for key programs supportive of transformation initiatives, but it is balanced with increased spending for modernization and upgrading of existing equipment in support of current global operations and requirements. We anticipate future DoD spending to produce increased investment specifically for unmanned vehicles, to provide stability to the shipbuilding industry while transforming the U.S. Navy fleet, and for electronics for military hardware necessary to upgrade existing platforms and facilitate “network centric warfare” systems, all as part of the military’s transformation plans. Military transformation initiatives are providing funding for advanced technologies to support new and enhanced military platforms. We are involved in several major developmental contracts for our advanced technologies, which support potential future military programs.

Our Flow Control and Motion Control segments are well positioned on many high performance defense platforms, including the CVN-21 next-generation aircraft carrier, the Virginia Class nuclear submarine program, the DD(X) Destroyer, the F-22, the V-22, the JSF and Unmanned Aerial Vehicle programs, such as the Global Hawk. Based on our reputation and past performance, we are involved in many of the future military systems that are currently in development. However, continued cost concerns could lead to extensive review of critical defense programs, which may have an impact on DoD budget levels going forward, as could many other factors such as overall budget deficit levels and geopolitical uncertainty.

There is the possibility that defense spending may decrease in the future, which could adversely affect our operations and financial condition. While DoD funding fluctuates year-by-year and program-by-program, the primary risk facing us would be the termination of a major program. Other than the possible reduction in the F-22 program, which is not considered material to us as a whole, we are not aware of any potential material program termination for which we have content. If a material program were to be terminated, the termination process takes several years to wind down, which may provide us ample time to react before any potential impact occurs. Although we monitor the budget process as it relates to programs in which we participate, we can not predict the ultimate impact of future DoD budgets on us. In addition, there are other risks associated with our defense businesses, such as failure of a prime contractor customer to perform on a contract, pricing and/or design specifications that may not always be finalized at the time the contract is bid, and the failure and/or inability of certain sole source suppliers to provide us product, any of which could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Our outlook for our defense business remains positive for the near to intermediate term.

Commercial Aerospace

Approximately 17% of our business serves the global commercial aerospace industry. Global airline traffic is one of the primary drivers for long-term growth in the commercial aerospace industry, and economic growth is one of the primary drivers of global airline traffic demand. Based on industry reports, global passenger traffic grew approximately 7% in 2005 and is expected to grow less than 5% in 2006. High fuel costs, security concerns, and stiff competition, especially from low-cost airlines, have continued to place profitability pressure on airlines, which continues to slow procurement of new aircraft and extend maintenance schedules. Fuel prices are expected to stabilize in 2006, which, combined with continued global economic growth, should stimulate procurement of new aircraft, a key driver of our commercial aerospace business. In fact, the two major global aircraft manufacturers experienced record order and backlog levels in 2005 and are projecting a healthy 20% increase in deliveries in 2006. The impact to our commercial aerospace business is determined by production levels which, based upon the above and other market data, should be healthy in 2006. Our Motion Control segment is a provider of OEM aerospace components and systems, and repair and overhaul services, while our Metal Treatment segment provides services to aircraft manufacturers. Both segments experienced solid sales growth in 2005 to this market. While the emergence of low cost carriers and improved economic conditions have contributed to this industry’s recovery, concerns still exist regarding the financial weakness of many airlines, continued high fuel prices, and the threat of another major terrorist attack, any of which could have an adverse impact on this industry and our operating results and financial position.

We anticipate continued improvement in the commercial aerospace market in 2006. We are well positioned on a number of commercial aerospace platforms and should benefit from improvement in this industry, which is expected to occur over the next couple of years.

Power Generation

There are several factors that might precipitate an expansion in commercial nuclear power, including increasing attention to environmental issues, a pro-nuclear U.S. political leadership, and continued growth in global demand for power. Nuclear power has minimal impact on the environment, is one of the most economical forms of generating electricity, and decreases dependence on oil and gas imports. The U.S. depends on foreign sources for about half of its total energy needs. Because of increased demand for and limited supply of energy in the U.S., we anticipate that the nuclear power industry will continue to expand in the coming years.

The U.S. nuclear power industry is expected to grow primarily because most of the 103 existing nuclear power plants have applied for or will be applying for plant life extensions, as required by current regulations. As of December 31, 2005, approximately 39 plants have received 20 year life extensions, applications from 10 additional plants have been submitted and are pending approval, and letters of intent to apply have been received from 27 more plants. In addition, Duke Energy and Progress Energy each announced in 2005 that they intend to apply to the Nuclear Regulatory Commission for a combined construction and operating license (COL) for new nuclear power generation in the U.S. Both companies have selected the Westinghouse AP1000 reactor design for their new power plant construction. Curtiss-Wright, through its Flow Control segment, has significant content on the AP1000 reactor. If approved, construction could begin as early as 2010. Internationally, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. It is currently in the process of selecting a reactor design, which has been narrowed down to the Westinghouse AP1000 and Areva EPR designs. A decision is expected in 2006. These developments, combined with new plant construction in other parts of Asia and rest of the world, are expected to drive expansion in this industry.

Our Flow Control segment is well positioned to take advantage of this expansion. The recent history of plant life extension approvals in the U.S. and continued strong build programs in Asia are encouraging. However, there is no guarantee that the nuclear alternative will continue to be fully endorsed in the U.S. and other parts of the world, or that the Nuclear Regulatory Commission will authorize the construction of new facilities in the U.S. In addition, the geopolitical climate is volatile and could impact future nuclear plant construction levels around the world.

Oil and Gas

The most prevalent drivers that impact this market include capital spending for new construction and upgrades to comply with environmental regulations and maintenance spending to retrofit existing facilities with improved equipment and technologies to increase plant flexibility, reliability, production, safety, and profitability. Additionally, increased demand for oil and natural gas, both domestically and internationally from emerging economies, and increased demand for aftermarket services may also positively impact this market going forward. We experienced strong sales growth to this market, driven mainly by record orders for our coker valve product.

The current outlook for the petroleum markets is tempered. According to market data, the recent steady increase in crude oil and petroleum product prices is expected to slow and possibly decline slightly. Many of the same factors that drove world oil markets in 2005, such as low production capacity and rapid demand growth, are expected to continue to affect markets in 2006. Other factors, such as the frequency and intensity of hurricanes, other extreme weather, and geopolitical instability may also continue to affect this market. Global demand is expected to increase in 2006, primarily due to an increase in the U.S. from a net decline in 2005 as well as economic growth in developing Asian countries. Global production capacity is expected to increase in 2006 and 2007, which should moderate the global oil price increases experienced over the past two years. U.S. production in 2005 was down due to the impact of the severe hurricane season. Refining margins have remained relatively high despite higher crude oil prices, which combined with increased global petrochemical production and continued global economic growth, should lead to increased investment and capital spending by the refineries in 2006 and beyond.

Based upon market data, capital expenditures in the processing industries are expected to increase over the next few years. Long-term global forecasts project a solid increase in sales of flow control products (valves, pumps, motors) to the processing industries. As the world continues to depend on natural resources, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities to provide our flow control products to meet these challenges. The proposed and enacted environmental regulations in the U.S. and other developed countries could drive increased demand for flow control products by as much as 8 to 10% over the next few years. However, we cannot predict whether certain economic recoveries can be sustained, whether anticipated future environmental regulatory changes will be enacted, or how such regulatory changes may impact this industry.

RESULTS OF OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. For full year reporting purposes, acquisitions remain segregated for two calendar years. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.” An acquisition is considered base when the reporting year includes fully comparable current and prior-year data. Therefore, for the year ended December 31, 2005, our organic growth of the base businesses excludes all acquisitions since January 1, 2004. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

For the year ended December 31, 2005, we recorded consolidated net sales of $1,130.9 million and net earnings of $75.3 million, or $3.44 per diluted share. Sales for 2005 increased 18% over 2004 sales of $955.0 million. Net earnings for 2005 increased 16% from 2004 net earnings of $65.1 million, or $3.02 per diluted share.

The increase in revenues was mainly driven by a complete year of revenues generated from our 2004 acquisitions, primarily Dy 4 Systems, Primagraphics, Nova Machine, Trentec, Groquip, Synergy, and EPD, and the 2005 acquisition of Indal. See Note 2 to the Consolidated Financial Statements for further information regarding acquisitions. These acquisitions contributed $100.5 million in incremental sales in 2005 (or 57% of the total sales increase from 2004). Our base businesses experienced organic sales growth of 8% in 2005, led by the Metal Treatment segment, which grew organically by 11%. Our Flow Control and Motion Control segments experienced solid organic sales growth of 8% and 7%, respectively.

In our base businesses, our coker valve products continue to gain customer acceptance, which has driven the Flow Control organic sales increase of $22.6 million to the oil and gas market. The Motion Control segment experienced higher sales of our OEM and spares products and repair and overhaul services to the commercial aerospace market of $16.1 million, mainly due to the increased production requirements and the continued improvement in the commercial aerospace market. Metal treatment sales of our global shot peening services increased $13.5 million, primarily in the commercial aerospace and automotive markets, due mainly to the continuing recovery of the global economy and customer production requirements. In addition, we experienced organic growth in our defense markets in both our Motion Control and Flow Control segments, which increased 2005 sales by $7.4 million and $3.6 million, respectively, over 2004. Foreign currency translation had a favorable impact on sales of $1.2 million in 2005 as compared to 2004.

Operating income for 2005 totaled $138.0 million, an increase of 25% from operating income of $110.3 million in 2004. The increase is primarily attributed to higher sales volume, favorable mix, and previously implemented cost reduction initiatives. Operating income in 2005 experienced organic growth of 21% and was driven by our Metal Treatment and Motion Control segments, which experienced organic growth of 21% and 14%, respectively, from the prior year. Metal Treatment’s organic operating income growth was mainly the result of higher volume while Motion Control’s organic growth was due to higher volume, favorable sales mix from commercial aerospace spares and aftermarket services, and implemented cost control initiatives. Organic operating income growth in our Flow Control segment was 10% in 2005, due to higher volume. The contributions of the 2004 and 2005 acquisitions amounted to $0.6 million in incremental operating income in 2005 compared to 2004, keeping the overall operating segment margin flat in 2005 compared to 2004. The operating margin of our segments have been somewhat lower than historical levels in recent years, principally related to the large number of acquisitions made since 2002. Although the new acquisitions continue to have a positive effect on operating income, the operating margin of the overall Corporation is lower since the margin level of the newly acquired companies are below those of our base businesses. We consider this to be a temporary issue that should be more than offset by the benefits of diversification, the implementation of cost control measures, and increased future profitability. The integration of our acquisitions continues to progress as planned. In addition to having improved operating margins for almost all of our recent acquisitions, we have initiated programs to cross-market products and share technologies across our businesses. Foreign currency translation had a favorable impact on operating income of $0.2 million for 2005 as compared to 2004.

In addition to the strong organic growth of the segments, we experienced favorable results in 2005 compared to 2004 from lower environmental remediation costs, which declined $4.5 million, a gain on the sale of property for $2.8 million, and lower costs associated with Sarbanes-Oxley Section 404 compliance of $1.2 million. These favorable impacts were offset by higher research and development, selling, general, and administrative expenses, mainly due to the 2004 and 2005 acquisitions. In addition, we incurred additional infrastructure costs to support our business growth and higher pension expense.

We incurred higher interest expense due to higher interest rates, which accounted for approximately 54% of the increase, and higher debt levels associated with the funding of our acquisition program. Net earnings in 2004 included certain one-time tax benefits of $3.4 million, which primarily resulted from the change in legal structure of one of our subsidiaries and a favorable IRS Appeals settlement.

Backlog at December 31, 2005 was $805.6 million compared with $627.7 million at December 31, 2004 and $505.5 million at December 31, 2003. Acquisitions made during 2005 represented $51.9 million of the backlog at December 31, 2005. New orders received in 2005 totaled $1,261.2 million, which represents a 26% increase over 2004 new orders of $998.9 million and a 70% increase over new orders received in 2003. Acquisitions made during 2004 and 2005 contributed $115.0 million in incremental new orders received in 2005. Record orders for our flow control coker valve and strong orders for our motion control electronic and mechanical products drove the new order improvement. Our metal treatment services, repair and overhaul services, and after-market sales, which represent approximately 25% of our total sales for 2005, are sold with very modest lead times. Accordingly, the backlog for these businesses is less of an indication of future sales than the backlog of the majority of the products and services of our Motion Control and Flow Control segments, in which a significant portion of sales is derived from long-term contracts.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

We recorded consolidated net sales of $955.0 million and net earnings of $65.1 million, or $3.02 per diluted share, for the year ended December 31, 2004. Sales for 2004 increased 28% over 2003 sales of $746.1 million. Net earnings for 2004 increased 24% from 2003 net earnings of $52.3 million, or $2.50 per diluted share.

The increase in revenues was mainly driven by a complete year of revenues generated from our 2003 acquisitions of Systran, Novatronics/Pickering, E/M Engineered Coatings Solutions, Advanced Materials Process, and Collins Technology and contributions from our 2004 acquisitions, primarily Dy 4 Systems, Primagraphics, Nova Machine, Trentec, Groquip, Synergy, and EPD. See Note 2 to the Consolidated Financial Statements for further information regarding acquisitions. These acquisitions made in 2004 and 2003 contributed $154.2 million in incremental sales in 2004 (or 74% of the total sales increase from 2003). Our remaining base business units experienced organic sales growth of 7% in 2004, led by the Metal Treatment segment, which grew organically by 21%. The Flow Control and Motion Control segments experienced solid organic sales growth of 5% and 4%, respectively. The organic growth in the Flow Control segment was achieved in 2004 despite a decrease in overall revenue from the U.S. Navy of approximately $9 million.

In our base businesses, higher Metal Treatment sales of our global shot peening, laser peening, and heat treating services of $21.8 million, higher sales of certain Flow Control products to the power generation market of $15.0 million, the oil and gas industry of $6.4 million, and the defense electronics markets of $5.7 million, and higher sales of our Motion Control products to the military aerospace market of $14.7 million and commercial aerospace aftermarket services of $5.9 million all contributed to the organic sales growth for 2004 compared to 2003. These increases in our base businesses were partially offset by lower sales of certain Flow Control products to the U.S. Navy due to timing of contractual revenues, a decrease of $14.5 million, and lower sales of motion control electronic products of $10.6 million for use in global ground defense markets because of the wind down on certain production projects. Favorable foreign currency translation had a favorable impact on sales of $15.8 million for 2004 compared to 2003.

Operating income for 2004 totaled $110.3 million, an increase of 24% from operating income of $89.0 million in 2003. The increase is primarily attributed to higher sales volume, favorable mix, and previously implemented cost reduction initiatives. The contributions of our 2003 and 2004 acquisitions amounted to $11.0 million in incremental operating income in 2004 compared to 2003. In addition to the contribution of these acquisitions, 2004 operating income benefited from organic growth in our remaining base businesses, which improved 13% overall and was driven by strong organic growth in our Metal Treatment and Motion Control segments of 55% and 22%, respectively, from 2003. The improvement in Metal Treatment’s base businesses’ operating income was the result of higher volume and favorable sales mix due to the higher laser peening sales. The improvement in the Motion Control’s base businesses’ operating income came from higher volume, reductions in certain reserve requirements, favorable sales mix from commercial aerospace aftermarket services and spares, and implemented cost control initiatives. Operating income from the base businesses within our Flow Control segment increased 9% in 2004 over 2003, due to higher volume, contract cost overruns and inventory write-offs in 2003 that did not reoccur in 2004, and a stronger sales mix for our power generation products. The increase was partially offset by the lower overall volume to the U.S. Navy, driven by the profit impact related to the two large higher margin contracts in 2003 that did not reoccur in 2004. Additionally, we increased our reserves for environmental remediation during 2004, resulting in a $3.9 million increase in environmental remediation and administrative expenses over 2003. Foreign currency translation had a favorable impact on operating income of $2.9 million for 2004 as compared to 2003.

Overall consolidated operating margins were down slightly in 2004 compared to 2003. Strong margins within our business segments were achieved despite the absorption of $5.3 million of environmental costs, $2.5 million in costs associated with Sarbanes-Oxley Section 404 compliance, and lower pension income of $2.1 million in 2004, due to additional costs resulting from the acquisitions and slightly lower investment returns.

The increase in net earnings for 2004 compared to 2003 is mainly due to higher segment operating income. The improvement in operating income in 2004 was partially offset by higher interest expense caused by higher debt levels associated with the funding of our acquisition program, which accounted for approximately 60% of the increase, and higher interest rates. Net earnings for 2004 included certain one-time tax benefits of $3.4 million. The tax benefits primarily resulted from the change in legal structure of one of our subsidiaries and a favorable IRS appeals settlement relating to the 1993 tax year.

Segment Performance

We operate in three principal operating segments on the basis of products and services offered and markets served: Flow Control, Motion Control, and Metal Treatment. See Note 16 to the Consolidated Financial Statements for further segment financial information. The following table sets forth revenues, operating income, operating margin, and the percentage changes on those items, for 2005 as compared with the prior year periods, by operating segment:

	Year Ended December 31,			Percent Changes

				2005	2004
(In thousands, except percentages)	2005	2004	2003	vs. 2004	vs. 2003

Sales:
Flow Control	$466,546	$388,139	$341,271	20.2%	13.7%
Motion Control	465,451	388,576	265,905	19.8%	46.1%
Metal Treatment	198,931	178,324	138,895	11.6%	28.4%

Total Curtiss-Wright	$1,130,928	$955,039	$746,071	18.4%	28.0%

Operating Income:
Flow Control	$54,509	$44,451	$39,980	22.6%	11.2%
Motion Control	50,485	44,893	30,321	12.5%	48.1%
Metal Treatment	34,470	28,111	18,742	22.6%	50.0%

Total Segments	139,464	117,455	89,043	18.7%	31.9%
Corporate & Other	(1,482)	(7,114)	(72)	-79.2%	N/A

Total Curtiss-Wright	$137,982	$110,341	$88,971	25.1%	24.0%

Operating Margins:
Flow Control	11.7%	11.5%	11.7%
Motion Control	10.8%	11.6%	11.4%
Metal Treatment	17.3%	15.8%	13.5%

Total Segments	12.3%	12.3%	11.9%
Total Curtiss-Wright	12.2%	11.6%	11.9%

Flow Control

Our Flow Control segment reported sales of $466.5 million for 2005, a 20% increase over 2004 sales of $388.1 million. The sales increase was achieved through organic sales growth of 8% and full year sales contribution of our 2004 acquisitions of Nova Machine, Trentec, Groquip, and EPD, which contributed $49.0 million in incremental revenue. The organic growth in sales was driven by higher sales to the oil and gas industry of $22.6 million and higher product sales and development work to the defense market of $3.6 million. Coker valve products accounted for approximately 80% of the increased oil and gas market sales due to greater customer acceptance and increased installations, while our other oil and gas valve and field service revenues were higher because of increased maintenance expenditures by refineries worldwide. Higher valve sales to the U.S. Navy of $8.3 million were driven by strong demand for our JP-5 jet fuel transfer valves and ball valves used on Nimitz-class aircraft carriers and Virginia-class submarines, respectively. Electronic instrumentation and digital signal processing card sales on naval platforms increased $7.4 million as compared to the prior year. These increased sales to the U.S. Navy were partially offset by anticipated lower revenues from electromechanical products because of timing of major programs. Revenues from pump production decreased $26.3 million compared to the prior year due to completion of Los Angeles and Virginia-class submarine production pump contracts and development prototype programs, such as for the CVN-21 aircraft carrier, and were partially offset by sales for development work on the U.S. Army’s electromagnetic gun, which increased $10.7 million, and sales of generators which increased $4.8 million. In addition, foreign currency translation favorably impacted this segment’s sales by $1.2 million in 2005 compared to 2004.

Operating income for 2005 was $54.5 million, an increase of 23% over 2004 operating income of $44.5 million. The base business operating income grew 10% organically for the full year ended December 31, 2005, while the 2004 acquisitions contributed an additional $3.4 million of incremental operating income in 2005. The improvement in operating income of base businesses was driven primarily by higher sales volume. Factors impacting the comparison of the base businesses to the prior year include increased sales and margins from our oil and gas products, notably record orders for our coker valves and the higher margin field service and repairs business. In addition, the operating income benefit from the higher overall volume to the U.S. Navy was partially offset by unfavorable mix within our electronic products and lower margin development work performed in anticipation of follow-on production orders with the U.S. Army. Higher raw material costs, such as the cost of steel, and higher administrative infrastructure costs have adversely impacted our operating margins. In addition, foreign currency translation favorably impacted operating income by $0.2 million in 2005 as compared to 2004.

Backlog at December 31, 2005 is $429.3 million compared with $396.3 million at December 31, 2004 and $317.8 million at December 31, 2003. New orders received in 2005 totaled $500.1 million, which represents a 15% increase over 2004 new orders of $436.7 million and a 41% increase over new orders received in 2003. The increase is mainly due to our new acquisitions, which accounted for $64.0 million in incremental new orders during 2005. Record new orders for our coker valve products to the oil and gas industry were offset by lower funding received from the U.S. Navy for our electromechanical products in 2005 compared to 2004.

Our Flow Control segment reported sales of $388.1 million for 2004, a 14% increase over 2003 sales of $341.3 million. The higher sales were primarily due to the contributions of our 2004 acquisitions of Nova Machine, Trentec, Groquip, and EPD. The 2004 incremental sales from these acquisitions amounted to $30.7 million. The remaining business units of this segment produced organic sales growth of 5%. The solid organic growth was lead by stronger sales of valves, pumps, other electro-mechanical products, and field services to the power generation market, which increased $15.0 million due to additional orders, new teaming arrangements, and expedited plant outage service requirements. Increased demand helped drive record new orders of our coker valves for the oil and gas industry, which positively impacted sales by $9.2 million, and higher sales of our electronic products to the U.S. Navy, which increased $5.7 million and also contributed to the organic growth. This increase was partially offset by lower sales of flow control products to the U.S. Navy of $14.5 million due to the timing of contractual revenues. In 2003, the Flow Control segment completed the shipment of two large projects to the U.S. Navy, which generated approximately $25 million in sales. We were able to partially offset the impact of these completed naval projects with higher sales of pumps and other generators for aircraft carriers and submarines and increased demand for the non-nuclear ball valves to the U.S. Navy. Sales of the remaining valve product lines to the oil and gas industry were down in 2004 compared to the prior year. In addition, foreign currency translation favorably impacted sales by $2.3 million in 2004 compared to 2003.

Operating income in 2004 increased by 11% over 2003. The increase was mainly due to solid organic growth of 9% and the contributions from the 2004 acquisitions, which generated operating income of $1.0 million in 2004. The increase in organic operating income was mainly due to contract cost overruns on a safety relief valve project and inventory write-offs of approximately $2.9 million in 2003 that did not reoccur in 2004, higher volume and a stronger sales mix within our power generation products, and higher overall volumes for our valve products to the oil and gas industry and electronic products to the U.S. Navy. The increase was partially offset by the lower volume to the U.S. Navy, driven by the profit impact related to the two large higher margin contracts in 2003 that did not reoccur in 2004. These projects contributed approximately $9.7 million in operating income in 2003. Foreign currency translation had a $0.2 million positive impact on 2004 operating income compared to 2003.

Motion Control

Our Motion Control segment reported sales of $465.5 million for 2005, a 20% increase over 2004 sales of $388.6 million. The higher sales largely reflect the contributions of our 2005 acquisition of Indal, and the full year contributions of our 2004 acquisitions of Dy 4, Synergy, and Primagraphics. The 2005 incremental sales associated with these acquisitions amounted to $49.9 million. Organic sales increased 7%. Sales in the base business were driven by several factors, including a $7.4 million increase in commercial aerospace OEM market sales. Commercial aerospace OEM sales were driven largely by increased demand for our actuation systems content on the Boeing 737 platform and increased sales of sensors and components. Commercial aerospace aftermarket sales increased $8.8 million during the period, with $4.3 million of that increase in our repair and overhaul business, driven by improving conditions in the commercial airline industry, while spares sales contributed an additional $4.0 million. The remaining change in our commercial markets was highlighted by $3.4 million of higher controller product sales for use in general industrial applications, which was partially offset by the expiration of a tilting train drive systems project in Europe, which contributed $3.7 million in sales in 2004. We also experienced a $3.2 million sales increase in the defense aerospace market, driven by production work on the new AN-APR39 radar warning system for use on various helicopter programs, along with strong sales increases in ruggedized embedded computing. Remaining sales to the military aerospace market were essentially flat as increased ship set production of our actuation systems on the F-22 aircraft were offset by lower sales of F-16 spares. Sales to the ground defense market were up $1.6 million, as higher turret drive stabilization systems and mobile gun systems sales were largely offset by lower spares sales for the Bradley Fighting Vehicle. In addition, foreign currency translation negatively impacted sales by $0.1 million in 2005 as compared to 2004.

Operating income for 2005 increased $5.6 million, or 12% over 2004. Operating income in our base businesses increased 14% driven primarily by higher sales volume and related improvements in gross margin. The operating margins in 2005 decreased 80 basis points to 10.8%. Factors impacting the comparison of the base businesses to the prior year include increased sales and margins from commercial aerospace programs, notably the Boeing 737 and 747 programs, and favorable industry trends in the markets for commercial aftermarket services and spares leading to higher sales and margins, and cost reduction initiatives. Offsetting these increases are the completion of a tilting train drive systems project in Europe and lower F-16 spares orders, both high margin products that contributed favorably in the prior year, continuing integration efforts in the embedded computing business, and lower margins associated with development work performed in anticipation of follow-on production orders, the bulk of which related to cost overruns on a fixed price contract for the 767 tanker refueling program.

The 2005 operating margin associated with businesses acquired in 2004 and 2005 was 6.1%, significantly lower than the base businesses; however, we expect our integration efforts will improve these margins in the future. In the current year, our newly acquired businesses’ operating income was impacted by the delay of orders for our naval systems products, which was anticipated to be realized in 2005, the ongoing integration efforts in the embedded computing business, and margin erosion from changes in foreign exchange rates on certain foreign currency denominated contracts for similar products.

Backlog at December 31, 2005 was $374.5 million compared with $229.6 million at December 31, 2004 and $186.3 million at December 31, 2003. Acquisitions made during 2005 represent $51.9 million of the backlog at December 31, 2005. New orders received in 2005 totaled $562.2 million, which represents a 47% increase over 2004 new orders of $383.5 million and a 125% increase over new orders received in 2003. The increase is mainly due to strong orders for our mechanical actuator and embedded computing products. The segment’s 2005 and 2004 acquisitions accounted for $49.4 million in incremental new orders in 2005 versus 2004.

Motion Control segment sales in 2004 were $388.6 million, a 46% increase over 2003 sales of $265.9 million. The higher sales largely reflect the contributions of our 2004 acquisitions of Dy 4, Primagraphics, and Synergy, and the full year contributions of our December 2003 acquisitions of Systran, Novatronics, and Pickering. The 2004 incremental sales associated with these acquisitions amounted to $110.8 million. Sales from the remaining base businesses grew 4% organically. Improvement in commercial aerospace aftermarket sales contributed $5.9 million to the growth, $2.8 million of which came from our repair and overhaul business, with the remainder attributable mainly to increased sensors and controls sales. Drive system sales to the European ground defense market declined by $2.9 million as expedited customer delivery requirements shifted production from the beginning of 2004 into 2003. Domestic electro-mechanical systems production experienced a slight increase in domestic military aerospace sales, with F-22 production and spares revenue replacing F-16 spares sales, which had ramped up at the end of 2003. The base embedded computing businesses were essentially flat, with increased sales to the domestic military aerospace market of $10.1 million driven by new contract wins including the start of full scale production of radar warning systems for the U.S. Army’s helicopter programs and the design, development, and integration of the actuators for the 767 refueling program. These wins were offset by declines to the domestic ground defense market of $10.6 million, mainly from scheduled production declines on the Abrams tank and the Bradley Fighting Vehicle, while Bradley spares revenue remained strong through 2004 due to the support of the Iraqi war effort. Additionally, foreign currency translation favorably impacted sales in 2004 by $7.7 million compared to 2003.

Operating income for this segment in 2004 increased 48% over 2003. Acquisitions made in 2003 and 2004 generated incremental operating income of $8.9 million, while the base businesses increased 22%. The improvement was driven by the higher sales volume, favorable sales mix from commercial aerospace aftermarket services and spares, and implemented cost control initiatives, offset by lower margin development work performed in anticipation of follow on production orders. The segment benefited from reductions in reserve requirements at its European sensors business totaling $1.7 million during 2004, resulting in a $2.5 million variance in a year over year comparison, since the majority of the reserves were recorded in 2003. Foreign currency translation had a $1.2 million positive impact on 2004 operating income compared to 2003.

Metal Treatment

Our Metal Treatment segment reported sales of $198.9 million in 2005, an increase of 12% over 2004 sales of $178.3 million. Organic sales growth of 11% contributed $18.2 million to the increase. The organic growth was due to solid performance in our global shot peening services, which contributed $13.5 million of additional sales mainly in the European commercial aerospace and global automotive markets. Increases in shot peen forming services, primarily on wing components on the Airbus family of aircraft including the A380, and shot peening services on aircraft engines were both driven by customer production requirements. Sales of shot peening services for the automotive industry increased in both Europe and North America by $2.7 million and $1.1 million, respectively, due to favorable overlap of existing and new programs in the first half of the year, partially offset by decreased volumes from General Motors and Ford in the second half of the year. Sale of our heat treating and coatings divisions were up $2.1 million and $1.9 million, respectively, over the prior year period. The increases were derived primarily from the commercial aerospace market, as customer demand for these services on aircraft component parts increased with the continuing recovery of the aerospace market. In 2005, laser peening sales were essentially flat compared to 2004, as we continue to develop applications for this new technology to be used on highly stressed critical components in the turbine engine, aircraft structures, medical implant, and oil and gas markets. The remaining sales increase was due to contributions from our 2004 acquisitions, which contributed $1.7 million of incremental sales during 2005. Foreign currency translation had a nominal positive impact on sales in 2005 compared to 2004.

Operating income for 2005 increased 23% to $34.5 million from $28.1 million during 2004, mainly due to higher sales volume. Gross margins improved slightly on the higher sales volume, partially offset by higher energy costs of $2.3 million, primarily in our heat treating division. However, the impact of the greater sales volume was felt most significantly on operating income, which had margins of 17.3% in 2005 compared to 15.8% in 2004. Selling, general, and administrative costs, which are generally fixed in nature, increased only 4% over the prior year period, contributing to the higher operating income margin percentage. Foreign currency translation had a nominal negative impact on operating income in 2005 compared to 2004.

Backlog at December 31, 2005 and 2004 was $1.9 million compared with $1.4 million at December 31, 2003. New orders received in 2005 totaled $199.0 million, which represents an 11% increase from 2004 new orders of $178.7 million and a 43% increase over new orders received in 2003. The increase is mainly due to the improvement in the global economy, which positively impacted the core shot peening business and the segment’s recent acquisitions.

Metal Treatment sales were $178.3 million in 2004, an increase of 28% over 2003 sales of $138.9 million. Organic sales growth of 21% contributed $24.7 million to the increase. The organic growth was due to strong sales growth from our new laser peening technology, which contributed $4.8 million in incremental sales, as well as solid growth in our global shot peening services, which contributed $14.2 million of incremental sales mainly in the German automotive, European commercial aerospace, and North American commercial and military aerospace markets. Sales from our heat treating division were up $2.8 million over the prior year period mainly due to overflow from a competitor and to the segment’s new aluminum treatment capabilities for the aerospace industry. The remaining sales increase came from our 2003 and 2004 acquisitions, which contributed $12.7 million of incremental sales during 2004. The main contributor to this increase was our E/M Engineered Coatings Solutions businesses, which were acquired in April 2003. In addition, foreign currency translation favorably impacted sales by $5.8 million compared to 2003.

Operating income for 2004 increased 50% to $28.1 million from $18.7 million during 2003. Margin improvement was due to higher sales volume, favorable sales mix due to higher laser peening sales, and implemented cost reduction initiatives. Offsetting our margin improvements were increased medical costs and higher energy costs as compared to the prior year period. Foreign currency translation had a $1.5 million positive impact on 2004 operating income as compared to 2003.

Corporate and Other Expenses

Non-segment operating costs consist mainly of environmental remediation and administrative expenses, pension expense/income associated with the Curtiss-Wright pension plan, and other income and expense not directly associated with the ongoing performance of the segments. We had non-segment operating costs of $1.5 million, $7.1 million and $0.1 million in 2005, 2004, and 2003, respectively. Environmental remediation and administration costs represented $0.8 million, $5.3 million, and $1.4 million in 2005, 2004, and 2003, respectively. The increase in 2004 was due to a $4.4 million increase in remediation reserve requirements related to the Caldwell Trucking landfill superfund site. Pension expense associated with the Curtiss-Wright Pension Plan was $2.0 million and $0.5 million in 2005 and 2004, respectively, while 2003 experienced income of $1.6 million. The increase in pension expense is due to increased service costs and lower returns on plan assets. We also realized a gain of $2.8 million during 2005 on the sale of a former operating property located in Fairfield, New Jersey. Higher consulting fees associated with Sarbanes-Oxley Section 404 compliance in 2005 and 2004 accounted for the remaining difference as compared to 2003.

Interest Expense

Interest expense increased $8.0 million in 2005 compared to 2004. Higher interest rates accounted for approximately 54% of the increase, and the remaining increase was due to higher debt levels associated with the funding of our acquisitions. Interest expense in 2004 increased $6.4 million from 2003, with higher debt levels associated with the funding of our acquisitions accounting for 60% of the increase. The remaining increase in 2004 versus 2003 was caused by higher interest rates.

Provision for Income Taxes

Our effective tax rates for 2005, 2004, and 2003 are 36.4%, 34.1%, and 37.8%, respectively. Our 2005 effective tax rate included a charge of $0.3 million from the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Our 2004 effective tax rate included nonrecurring benefits totaling $3.4 million resulting primarily from the change in legal structure of one of our subsidiaries and a favorable IRS appeals settlement. Our 2003 effective tax rate included the benefit of the restructuring of some of our European operations.

Liquidity and Capital Resources

Sources and Uses of Cash

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor and cash flow is therefore subject to market fluctuations and conditions. A substantial portion of our business is in the defense sector, which is characterized by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestone) that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

Our working capital was $269.0 million at December 31, 2005, an increase of $56.8 million from the working capital at December 31, 2004 of $212.2 million. Our ratio of current assets to current liabilities was 2.2 to 1 at December 31, 2005, compared with a ratio of 2.1 to 1 at December 31, 2004. Cash and cash equivalents totaled $59.0 in the aggregate at December 31, 2005, up from $41.0 million at December 31, 2004. The increase is primarily due to an increase in cash and cash equivalents following the 2005 Senior Note offering and subsequent pay down of our outstanding debt under our revolving credit facilities. Excluding the impact on cash, working capital increased $38.8 million partially due to our Indal acquisition made in the first quarter of 2005. The remainder of the increase was driven mainly by increases in inventory of $26.9 million and accounts receivables of $21.6 million. Inventory balances rose primarily as a result of build up for expected increases in sales in 2006 and strategic initiatives to lower turn-around time for deliveries. Accounts receivable increased due to the timing of contractual billings and industry cycles, partially offset by collection of receivables from certain large projects outstanding at December 31, 2004. Unbilled receivables increased substantially due to funding and other operational delays by certain customers as well as increased contracts for which progress billings do not apply. Partially offsetting these increases in working capital requirements was an increase in accounts payable and accrued expenses associated with the build up of inventories and higher accrued compensation.

Our short-term debt was $0.9 million at December 31, 2005 and $1.6 million at December 31, 2004. Our long-term debt was $364.0 million at December 31, 2005, an increase of $23.2 million from the balance at December 31, 2004. The increase in long-term debt is primarily due to funds borrowed to purchase Indal offset by cash generation during 2005. Days sales outstanding at December 31, 2005 decreased to 43 days from 47 days at December 31, 2004 while inventory turnover decreased to 5.6 turns at December 31, 2005 as compared to 5.8 turns at December 31, 2004.

Our balance of cash and cash equivalents totaled $41.0 million at December 31, 2004, down from $98.7 million at December 31, 2003. The decrease was primarily due to the use of available cash to fund our acquisition of Dy 4 Systems, Inc. on January 31, 2004. Excluding the impact on cash, working capital increased $33.1 million due to our acquiring eleven businesses in 2004. In addition to the impact of these acquisitions, working capital changes were highlighted by an increase in receivables of $39.9 million and an increase in accounts payable and accrued expenses of $19.8 million. Unbilled receivables increased substantially due to funding and other operational delays by certain customers as well as increased contracts for which progress billings do not apply. The increase in accounts payable and accrued expenses is due to the timing of year-end payments and higher accrued compensation. Our short-term debt was $1.6 million at December 31, 2004 and $1.0 million at December 31, 2003. Our long-term debt was $340.9 million at December 31, 2004, an increase of $116.7 million from the balance at December 31, 2003. The increase in long-term debt was the result of additional funds borrowed to acquire eleven businesses in 2004. Days sales outstanding at December 31, 2004 decreased to 47 days from 56 days at December 31, 2003 while inventory turnover increased to 5.8 turns at December 31, 2004 as compared to 5.5 turns at December 31, 2003.

Investing Activities

We have acquired twenty-five businesses since 2001 and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, which totaled $73.1 million and $247.4 million in 2005 and 2004, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments, such as potential earn-out payments and working capital adjustments. During 2005, we made approximately $8.6 million in such payments relative to prior period acquisitions. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our capital expenditures were $42.4 million in 2005, $32.5 million in 2004, and $33.3 million in 2003. In 2005 and 2004, principal capital expenditures included a move to a new flow control facility, new and replacement machinery and equipment within the business segments and for the expansion of new product lines and facilities. Our capital expenditures in 2003 included building expansions, a new laser peening facility and associated laser machinery, and various other machinery and equipment.

Financing Activities

On December 1, 2005, we issued $150.0 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and will be amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and a cross default provision with our other senior indebtedness. As of December 31, 2005, we were in compliance with all covenants.

In November 2005, we unwound our interest rate swap agreements with notional amounts of $20 million and $60 million which were originally put in place to convert a portion of our fixed interest on the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. The unwinding of these swap agreements resulted in a net loss of $0.2 million, which has been deferred and is being amortized over the remaining term of the underlying debt.

At December 31, 2005, we had a $400 million revolving credit agreement (the “Agreement”) with a group of ten banks. The agreement expires in 2009. Borrowings under the Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Agreement. We are subject to annual facility fees on the commitments under the Agreement. In connection with the Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Agreement. We are required under the Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 55% and a cross default provision with our other senior indebtedness. The Agreement does not contain any subjective acceleration clauses. As of December 31, 2005, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $400 million without exceeding the covenant limit defined in the Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We did not have any cash borrowings outstanding (excluding letters of credit) under the Agreement at December 31, 2005 compared to $124.5 million of cash borrowings outstanding at December 31, 2004. The unused credit available under the agreement at December 31, 2005 was $367.9 million.

On September 25, 2003 we issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2005, we were in compliance with all covenants.

Our industrial revenue bonds, which are collateralized by real estate, were $14.2 million at December 31, 2005 and $14.3 million at December 31, 2004. The loans outstanding under the 2003 and 2005 Notes, Interest Rate Swaps, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 4.67% for 2005 and 3.65% for 2004.

Future Commitments

Cash generated from operations is considered adequate to meet our operating cash requirements for the upcoming year, including planned capital expenditures of approximately $50 million, interest payments of approximately $20 million to $22 million, estimated income tax payments of approximately $40 million to $50 million, dividends of approximately $11 million, pension funding of approximately $7 million, and additional working capital requirements. We have approximately $3 million in short-term environmental liabilities, which is management’s estimation of cash requirements for 2006. Additionally, we are committed to potential earn-out payments on seven of our acquisitions dating back to 2001, which are estimated to be between approximately $9 million to $11 million in 2006. There can be no assurance, however, that we will continue to generate cash flow at the current level. If cash generated from operations is not sufficient to support these requirements and investing activities, we may be required to reduce capital expenditures, refinance a portion of our existing debt, or obtain additional financing.

In 2006, our capital expenditures are expected to be approximately $50 million due to the construction of new facilities, expansion of facilities to accommodate new product lines, and new machinery and equipment, such as additional investment in our laser peening technology.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2005:

(In thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Debt Principal Repayments(1)	$365,065	$885	$5,060	$62	$64	$125,066	$233,928
Interest Payments on Fixed Rate Debt	172,158	19,288	19,288	19,288	19,288	18,254	76,752
Operating Leases	71,338	15,471	13,600	11,423	8,679	5,763	16,402

Total	$608,561	$35,644	$37,948	$30,773	$28,031	$149,083	$327,082

(1)	Amounts exclude a $0.2 million adjustment to the fair value of long-term debt relating to the Corporation's interest rate swap agreements that were settled in cash during 2005.

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on our Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2005, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Letters of Credit	$32,287	$7,568	$7,256	$16,052	$24	$—	$1,387

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

Revenue Recognition

The realization of revenue refers to the timing of its recognition in our accounts and is generally considered realized or realizable and earned when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured.

We record sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered. This method is used in our Metal Treatment segment and in some of the business units within the Motion Control and Flow Control segments that serve non-military markets.

For certain contracts in our Flow Control and Motion Control segments that require performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method of accounting is used primarily for our defense contracts and certain long-term commercial contracts. This method recognizes revenue and profit as the contracts progress towards completion. For certain contracts that contain a significant number of performance milestones, as defined by the customer, sales are recorded based upon achievement of these performance milestones. The performance milestone method is an output measure of progress towards completion made in terms of results achieved. For certain fixed price contracts, where none or a limited number of milestones exist, the cost-to-cost method is used, which is an input measure of progress toward completion. Under the cost-to-cost input method, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion. Under our percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance.

Application of percentage-of-completion methods of revenue recognition requires the use of reasonable and dependable estimates of the future material, labor, and overhead costs that will be incurred and a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon industry knowledge and experience of our engineers, project managers, and financial staff. These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on our operating performance. Adjustments to original estimates for contract revenue, estimated costs at completion, and the estimated total profit are often required as work progresses throughout the contract and as experience and more information is obtained, even though the scope of work under the contract may not change. These changes are recorded on a cumulative basis in the period they are determined to be necessary.

Under the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time as the price has been finalized.

Some of our customers withhold certain amounts from the billings they receive. These retainages are generally not due until the project has been completed and accepted by the customer.

Inventory

Inventory costs include materials, direct labor, and manufacturing overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. We continually evaluate the adequacy of the inventory reserves by reviewing historical scrap rates, on-hand quantities, as compared with historical and projected usage levels and other anticipated contractual requirements. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.

We purchase materials for the manufacture of components for sale. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected price, future estimated availability, existing and projected contracts to produce certain items, and the estimated needs for our businesses.

For certain of our long-term contracts, we utilize progress billings, which represent amounts billed to customers prior to the delivery of goods and services and are recorded as a reduction to inventory and receivables. Progress billings are generally based on costs incurred, including direct costs, overhead, and general and administrative costs.

Pension and other postretirement benefits

We, in consultation with our actuaries, determine the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the number of employees who will receive benefits along with the tenure and salary level of those employees, the expected return on plan assets, the discount rates used to determine plan obligations, and the trends in the costs of medical and other health care benefits in the case of the postretirement benefit obligations. Changes in these assumptions, if significant in future years, may have an effect on our pension and postretirement expense, associated pension and postretirement assets and liabilities, and our annual cash requirements to fund these plans.

The discount rate used to determine the benefit obligations of the plans as of December 31, 2005 and the annual periodic costs for 2006 was lowered in 2005 to 5.75% for both the EMD and Curtiss-Wright Pension Plans and the EMD Postretirement Benefit Plan to better reflect current economic conditions. The rate was based on current and future economic indicators. The reduction in the discount rate increased the benefit obligation of the plans. A quarter of one percentage point decrease in the discount rate would have the effect of increasing the annual pension expense by $0.5 million and the pension benefit obligation by $8.1 million. We also updated the mortality tables for the pension and postretirement benefit plans to the RP 2000 Mortality Table to better reflect the general improvements in mortality experienced over the past years. This change caused an additional increase to the benefit obligation.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market–related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five-year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year. Although over the last ten years the market related value of assets had an average annual yield of 10.6%, the actual returns averaged 11.3% during the same period. We have consistently used the 8.5% rate as a long-term overall average return. Given the uncertainties of the current economic and geopolitical landscapes, we consider the 8.5% rate to be a reasonable assumption of the future long-term investment returns. A quarter of one percentage point decrease in the expected return on assets would have the effect of increasing our annual pension expense by $0.7 million.

The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future, and then grades the rates down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. Any change in the expectation of these rates to return to a normal level should have an impact on the amount of expense we recognize.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, and the actual and expected investment returns of the assets in the pension trust.

See Note 14 for further information on our pension and postretirement plans, including an estimate of future cash contributions.

Environmental reserves

We provide for environmental reserves on a site by site basis when, in conjunction with internal and external legal counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when we first record a liability for a particular site. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, we accrue environmental liabilities based upon our expected share of the liability, taking into account the financial viability of our other jointly liable partners. Judgment is required when we make assumptions and estimate costs expected to be incurred for environmental remediation activities due to, among other factors, difficulties in assessing the extent and type of environmental remediation to be performed, the impact of complex environmental regulations and remediation technologies, and agreements between potentially responsible parties to share in the cost of remediation. In estimating the future liability and continually evaluating the sufficiency of such liabilities, we weigh certain factors including our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, an increase or decrease in the estimated time required to remediate, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation. We do not believe that continued compliance with environmental laws applicable to our operations will have a material adverse effect on our financial condition or results of operation. However, given the level of judgment and estimation used in the recording of environmental reserves, it is reasonably possible that materially different amounts could be recorded if different assumptions were used or if circumstances were to change, such as environmental regulations or remediation solution remedies.

As of December 31, 2005, our environmental reserves totaled $25.3 million, the majority of which is long-term. Approximately 80% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. We use a discount rate of 4%, which approximates an amount at which the environmental liability could be settled in an arm’s length transaction with a third party. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Purchase accounting

We apply the purchase method of accounting to our acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. The fair value of assets acquired (net of cash) and liabilities assumed of our one 2005 acquisition were estimated to be $88.4 million and $23.9 million, respectively. The initial fair value assigned to this acquisition is preliminary and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition.

Goodwill

We have $388.2 million in goodwill as of December 31, 2005. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation’s cost of capital in discounting the projected future cash flows. If it has been determined that impairment has occurred, we may be required to recognize an impairment of our asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Other intangible assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Intangible assets are recorded at their fair values as determined through purchase accounting. Definite lived intangible assets are amortized ratably to match their cash flow streams over their estimated useful lives, which range from 1 to 20 years, while indefinite lived intangible assets are not amortized. Indefinite lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. Additionally, we review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Recently Issued Accounting Standards

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not anticipate that the adoption of this statement will have a material impact on our results of operation or financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“FAS 123(R)”). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until January 1, 2006. We expect the adoption of this statement to have a pre-tax expense of approximately $5 million on operating income in 2006.

In March of 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FAS 143”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this interpretation did not have a material impact on our results of operation or financial condition.

Recent Development

On February 7, 2006, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The split, in the form of 1 share of Common stock for each share of Common stock outstanding, is payable on April 7, 2006. As the market price of the shares does not reflect the stock split at the time of the filing of this Annual Report on Form 10-K, all references throughout this Annual Report on Form 10-K to number of shares, per share amounts, stock options data, and market prices of the Corporation’s Common stock have not been adjusted to reflect the effect of this stock split.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use such instruments for trading or other speculative purposes. We used interest rate swaps and forward foreign currency contracts to manage our interest rate and currency rate exposures during the year ended December 31, 2005. We unwound our interest rate swaps in November 2005. Information regarding our accounting policy on financial instruments is contained in Note 1-K to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. We shifted our interest rate exposure from 65% variable at December 31, 2004 to 96% fixed at December 31, 2005. The net proceeds of the new $150 million 2005 Notes offering principally contributed to our ability to pay down our outstanding debt under our revolving credit facility at December 31, 2005. The variable rates on the Industrial Revenue Bonds are based on market rates. A change in interest rates of 1% would have an impact on consolidated interest expense of approximately $0.1 million. Information regarding our 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 10 to the Consolidated Financial Statements.

Financial instruments expose us to counter-party credit risk for non-performance and to market risk for changes in interest and foreign currency rates. We manage exposure to counter-party credit risk through specific minimum credit standards, diversification of counter-parties, and procedures to monitor concentrations of credit risk. We monitor the impact of market risk on the fair value and cash flows of our investments by investing primarily in investment grade interest bearing securities, which have short-term maturities. We attempt to minimize possible changes in interest and currency exchange rates to amounts that are not material to our consolidated results of operations and cash flows.

Our acquisitions of Indal, Dy 4 and Novatronics have increased our exposure to foreign currency exchange rate fluctuations related primarily to the Canadian dollar. We currently have a hedging program in place to mitigate the Canadian dollar foreign currency risk. Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have some market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the euro, and the Swiss franc. Any significant change in the value of the currencies of those countries in which we do business against the U.S. dollar could have an adverse effect on our business, financial condition, and results of operations. We seek to minimize the risk from these foreign currency fluctuations principally through invoicing our customers in the same currency as the functional currency of the revenue producing entity. However, our efforts to minimize these risks may not be successful. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $3 million as it relates exclusively to foreign currency exchange rate exposures.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (In thousands, except per share data)	2005	2004	2003

Net sales	$1,130,928	$955,039	$746,071
Cost of sales	740,416	624,536	505,153

Gross profit	390,512	330,503	240,918
Research and development costs	(39,681)	(33,825)	(22,111)
Selling expenses	(69,687)	(61,648)	(38,816)
General and administrative expenses	(144,982)	(118,270)	(89,238)
Environmental remediation and administrative expenses	(818)	(5,285)	(1,423)
Gain (loss) on sale of real estate and fixed assets	2,638	(1,134)	(359)

Operating income	137,982	110,341	88,971
Interest expense	(19,983)	(12,031)	(5,663)
Other income, net	299	443	748

Earnings before income taxes	118,298	98,753	84,056
Provision for income taxes	(43,018)	(33,687)	(31,788)

Net earnings	$75,280	$65,066	$52,268

Net earnings per share:
Basic earnings per share	$3.48	$3.07	$2.53

Diluted earnings per share	$3.44	$3.02	$2.50

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, (In thousands)	2005	2004

Assets:
Current assets:
Cash and cash equivalents	$59,021	$41,038
Receivables, net	244,689	214,084
Inventories, net	146,297	115,979
Deferred tax assets, net	28,844	25,693
Other current assets	11,615	12,460

Total current assets	490,466	409,254

Property, plant, and equipment, net	274,821	265,243
Prepaid pension costs	76,002	77,802
Goodwill	388,158	364,313
Other intangible assets, net	158,267	140,369
Other assets	12,571	21,459

Total assets	$1,400,285	$1,278,440

Liabilities:
Current liabilities:
Short-term debt	$885	$1,630
Accounts payable	80,460	65,364
Accrued expenses	74,252	63,413
Income taxes payable	22,855	13,895
Other current liabilities	43,051	52,793

Total current liabilities	221,503	197,095

Long-term debt	364,017	340,860
Deferred tax liabilities, net	53,570	40,043
Accrued pension and other postretirement benefit costs	74,999	80,612
Long-term portion of environmental reserves	22,645	23,356
Other liabilities	25,331	20,860

Total liabilities	762,065	702,826

Contingencies and Commitments (Notes 10, 13, 15, & 17)
Stockholders’ Equity:
Preferred stock, $1 par value, 650,000 shares authorized, none issued	—	—

Common stock, $1 par value, 100,000,000 and 33,750,000 shares authorized at December 31, 2005 and 2004, respectively; 25,493,442 and 16,646,359 shares issued at December 31, 2005 and 2004, respectively; outstanding shares were 21,746,362 at December 31, 2005 and 12,673,912 at December 31, 2004	25,493	16,646
Class B common stock, $1 par value, 11,250,000 shares authorized, 8,764,800 shares issued and 8,764,246 shares outstanding at December 31, 2004	—	8,765
Additional paid-in capital	59,806	55,885
Retained earnings	667,892	601,070
Unearned portion of restricted stock	(12)	(34)
Accumulated other comprehensive income	20,655	36,797

	773,834	719,129
Less: Common treasury stock, at cost (3,747,080 shares at December 31, 2005 and 3,973,001 shares at December 31, 2004)	(135,614)	(143,515)

Total stockholders’ equity	638,220	575,614

Total liabilities and stockholders’ equity	$1,400,285	$1,278,440

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (In thousands)	2005	2004	2003

Cash flows from operating activities:
Net earnings	$75,280	$65,066	$52,268

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,851	40,742	31,327
Net (gain) loss on sales and disposals of real estate and equipment	(2,638)	1,134	359
Deferred income taxes	141	(3,500)	6,035
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(21,558)	(39,875)	(5,958)
(Increase) decrease in inventories	(26,908)	7,578	1,893
Increase (decrease) in progress payments	9,815	(4,338)	1,967
Increase in accounts payable and accrued expenses	22,976	19,785	9,343
(Decrease) increase in deferred revenue	(8,049)	4,849	(10,070)
Increase in income taxes payable	11,266	8,403	3,240
(Decrease) increase in net pension and postretirement liabilities	(3,813)	5,054	(5,872)
Increase in other current and long-term assets	(912)	(1,830)	(963)
Increase (decrease) in other current and long-term liabilities	1,727	2,279	(45)

Total adjustments	29,898	40,281	31,256

Net cash provided by operating activities	105,178	105,347	83,524

Cash flows from investing activities:
Proceeds from sales and disposals of real estate and equipment	11,268	1,192	1,132
Acquisition of intangible assets	(5,086)	(2,100)	(1,575)
Additions to property, plant, and equipment	(42,444)	(32,452)	(33,329)
Acquisition of new businesses, net of cash acquired	(73,111)	(247,402)	(69,793)

Net cash used for investing activities	(109,373)	(280,762)	(103,565)

Cash flows from financing activities:
Borrowings of debt	655,000	624,106	384,712
Principal payments on debt	(630,327)	(508,025)	(314,204)
Proceeds from exercise of stock options	8,492	7,458	3,868
Dividends paid	(8,458)	(7,666)	(6,520)

Net cash provided by financing activities	24,707	115,873	67,856

Effect of exchange-rate changes on cash	(2,529)	1,908	3,140

Net increase (decrease) in cash and cash equivalents	17,983	(57,634)	50,955
Cash and cash equivalents at beginning of year	41,038	98,672	47,717

Cash and cash equivalents at end of year	$59,021	$41,038	$98,672

Supplemental disclosure of non-cash investing activities:
Fair value of assets acquired from current year acquisitions	$88,578	$303,041	$78,231
Additional consideration on prior year acquisitions	8,618	3,027	3,147
Fair Value of Common stock issued as consideration for acquisitions	—	(14,000)	—
Liabilities assumed from current year acquisitions	(23,863)	(42,331)	(10,750)
Cash acquired	(222)	(2,335)	(835)

Acquisition of new businesses, net of cash acquired	$73,111	$247,402	$69,793

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Unearned Portion of Restricted Stock Awards	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock

January 1, 2003	$10,618	$4,382	$52,200	$508,298	$(60)	$6,482		$(170,692)

Comprehensive income:

Net earnings	—	—	—	52,268	—	—	$52,268	—

Translation adjustments, net	—	—	—	—	—	16,152	16,152	—

Total comprehensive income							$68,420

Dividends paid	—	—	—	(6,520)	—	—		—

Stock options exercised, net	—	—	741	—	—	—		4,812

Other	—	—	57	—	5	—		138

Two-for-one common stock split effected in the form of a 100% stock dividend	5,993	4,383	—	(10,376)	—	—		—

December 31, 2003	$16,611	$8,765	$52,998	$543,670	$(55)	$22,634		$(165,742)

Comprehensive income:

Net earnings	—	—	—	65,066	—	—	$65,066	—

Translation adjustments, net	—	—	—	—	—	14,163	14,163	—

Total comprehensive income							$79,229

Dividends paid	—	—	—	(7,666)	—	—		—

Stock options exercised, net	—	—	(1,748)	—	—	—		11,345

Stock issued under employee stock purchase plan, net	35	—	1,358	—	—	—		—
Equity issued in connection with acquisitions	—	—	3,259	—	—	—		10,741

Other	—	—	18	—	21	—		141

December 31, 2004	$16,646	$8,765	$55,885	$601,070	$(34)	$36,797		$(143,515)

Comprehensive income:

Net earnings	—	—	—	75,280	—	—	$75,280	—

Translation adjustments, net	—	—	—	—	—	(16,142)	(16,142)	—

Total comprehensive income							$59,138

Dividends paid	—	—	—	(8,458)	—	—		—

Stock options exercised, net	—	—	42	—	—	—		7,721

Stock issued under employee stock purchase plan, net	82	—	3,863	—	—	—		—

Recapitalization	8,765	(8,765)	—	—	—	—		—

Other	—	—	16	—	22	—		180

December 31, 2005	$25,493	—	$59,806	$667,892	$(12)	$20,655		$(135,614)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

A. Principles of Consolidation

The consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated. Certain prior year information has been reclassified to conform to current presentation.

B. Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates include the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

C. Revenue Recognition

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

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered, net of estimated returns and allowances. Sales and estimated profits under certain long-term contracts are recognized under the percentage-of-completion methods of accounting, whereby profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. In addition, the Corporation also records sales under certain long-term government fixed price contracts upon achievement of performance milestones as specified in the related contracts. Losses on contracts are provided for in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known. Deferred revenue represents the excess of the billings over cost and estimated earnings on long-term contracts.

D. Cash and Cash Equivalents

Cash equivalents consist of money market funds and commercial paper that are readily convertible into cash, all with original maturity dates of three months or less.

E. Inventory

Inventories are stated at lower of production cost (principally average cost) or market. Production costs are comprised of direct material and labor and applicable manufacturing overhead.

F. Progress Payments

Certain long-term contracts provide for the interim billings as costs are incurred on the respective contracts. Pursuant to contract provisions, agencies of the U.S. government and other customers are granted title or a secured interest in the unbilled costs included in unbilled receivables and materials and work-in-process included in inventory to the extent of progress payments. Accordingly, these progress payments received have been reported as a reduction of unbilled receivables and inventories, as presented in Notes 3 and 4.

G. Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the asset are expensed in the period they are incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets.

Average useful lives for property, plant and equipment are as follows:

Buildings and improvements	5 to 40 years
Machinery, equipment, and other	3 to 15 years

H. Intangible Assets

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Definite lived intangible assets are amortized ratably to match their cash flow streams over their estimated useful lives, which range from 1 to 20 years, while indefinite lived intangible assets are not amortized. Indefinite lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. See Note 7 for further information on other intangible assets.

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no such write-downs in 2005, 2004, or 2003.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test, or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. See Note 6 for further information on goodwill.

K. Fair Value of Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments are deemed to approximate fair value.

The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2005 aggregated $357.9 million compared to a carrying value of $349.8 million. The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated by management.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

L. Research and Development

The Corporation funds research and development programs for commercial products and independent research and development and bid and proposal work related to government contracts. Development costs include engineering and field support for new customer requirements. Corporation-sponsored research and development costs are expensed as incurred.

Research and development costs associated with customer-sponsored programs are charged to inventory and are recorded in cost of sales when products are delivered or services performed.

M. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 80% of the Corporation’s environmental reserves as of December 31, 2005 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

N. Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Corporation elected to account for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, the Corporation does not recognize compensation expense on non-qualified stock options granted to employees under the Corporation’s 1995 or 2005 Long-Term Incentive Plan (the “1995 LTI Plan” or the “2005 LTI Plan” respectively), when the exercise price of the options is equal to the market price of the underlying stock on the date of the grant, or on non-qualified stock options granted under the Corporation’s Employee Stock Purchase Plan (“ESPP”). In December 2004, the FASB issued FAS 123 (revised 2004) (“FAS 123R”), under which, the Corporation will begin to expense stock option grants beginning in the first quarter 2006. Please see Recently Issued Accounting Standards for further information on this standard.

Pro forma information regarding net earnings and earnings per share is required by FAS 123 and has been determined as if the Corporation had accounted for its employee stock option grants under the fair value method prescribed by that Statement. Information with regard to the number of options granted, market price of the grants, vesting requirements, and the maximum term of the options granted appears by plan type in Note 12. The fair value of the LTI Plan options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.52%	3.89%	3.68%
Expected volatility	23.21%	31.37%	31.68%
Expected dividend yield	0.86%	0.64%	0.94%
Weighted-average option life	7 years	7 years	7 years
Weighted-average grant-date fair value of options	$18.12	$21.43	$13.97

The fair value of the ESPP options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rate	2.86%	1.33%
Expected volatility	30.98%	23.99%
Expected dividend yield	0.33%	0.35%
Weighted-average option life	0.5 years	0.5 years
Weighted-average grant-date fair value of options	$13.35	$11.21

The Corporation’s pro forma information for the years ended December 31, 2005, 2004, and 2003 is as follows:

(In thousands, except per share data)	2005	2004	2003

Net earnings: As reported	$75,280	$65,066	$52,268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,565)	(1,862)	(1,261)
Pro forma	$72,715	$63,204	$51,007
Net earnings per share:
As reported:
Basic	$3.48	$3.07	$2.53
Diluted	$3.44	$3.02	$2.50
Pro forma:
Basic	$3.36	$2.98	$2.47
Diluted	$3.32	$2.93	$2.44

The Corporation receives tax deductions related to the exercise of non-qualified LTI Plan options and disqualifying dispositions of stock granted under the ESPP, the offset of which is recorded in equity. The tax benefit of these deductions totaled $3.2 million, $3.5 million, and $1.7 million in 2005, 2004, and 2003, respectively.

O. Capital Stock

On May 24, 2005, the Corporation completed a recapitalization that resulted in the combination of the Corporation’s two classes of common stock into a single new class by converting all outstanding shares of Common stock and Class B common stock into a single new class of common stock. The recapitalization was accomplished through a merger of a wholly owned subsidiary into the Corporation, in which the outstanding shares of Common stock and Class B common stock were exchanged for shares of the single class of Common stock. The relative ownership of the Corporation’s new class of Common stock was the same immediately after the merger as it was immediately prior.

In addition to the recapitalization, in May 2005, shareholders approved a proposal to increase the number shares of Common stock authorized for issuance from 45 million shares to 100 million shares.

On May 23, 2003, the stockholders approved an increase in the number of authorized shares of the Corporation’s Common stock from 11,250,000 to 33,750,000. On November 18, 2003, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The split, in the form of 1 share of Common stock for each share of Common stock outstanding and 1 share of Class B common stock for each share of Class B common stock outstanding, was payable on December 17, 2003. To effectuate the stock split, the Corporation issued 5,993,864 original shares of Common stock and 4,382,400 original shares of Class B common stock, at $1.00 par value from capital surplus, with a corresponding reduction in retained earnings of $10.4 million. Accordingly, all references throughout this Annual Report on Form 10-K to number of shares, per share amounts, stock options data, and market prices of the Corporation’s two classes of common stock have been adjusted to reflect the effect of the stock split for all periods presented, where applicable. On February 7, 2006, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. Further information of the Corporation's recently announced stock split is disclosed in Note 19.

The Corporation is authorized to repurchase 900,000 shares under its existing stock repurchase program. Purchases are authorized to be made from time to time in the open market or privately negotiated transactions, depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represented an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2005, the Corporation had repurchased 210,930 shares under this program. There was no stock repurchased during 2005, 2004, and 2003.

P. Earnings Per Share

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common and Class B shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 11.

Q. Income Taxes

The Corporation applies SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

R. Foreign Currency Translation

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and losses from foreign currency transactions are included in results of operations.

S. Derivatives

The Corporation has used interest rate swaps and forward foreign currency contracts to manage its exposure to fluctuations in interest rates on a portion of its fixed rate debt instruments and foreign currency rates at its foreign subsidiaries. The foreign currency contracts are marked to market with changes in the fair value reported in income in the period of change. The interest rate swap agreements have been accounted for as fair value hedges. The interest rate swaps were recorded at fair value on the balance sheet within other non-current assets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt was adjusted through earnings for changes in fair value due to change in interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset. The interest rate swap agreements were assumed to be perfectly effective under the ‘short cut method’ of SFAS 133. The differential to be paid or received based on changes in interest rates was recorded as an adjustment to interest expense in the statement of earnings. Additional information on these swap agreements is presented in Note 10.

T. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Corporation expects the adoption of this statement to have a pre-tax expense of approximately $5 million on operating income in 2006.

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

In March of 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this interpretation did not have a material impact on the Corporation’s results of operation or financial condition.

2. ACQUISITIONS

The Corporation acquired one business in 2005, as described below. In addition, the Corporation purchased eleven businesses in 2004 and seven businesses in 2003. The 2003 purchases, as well as nine of the 2004 purchases, are described in more detail below. The remaining two businesses acquired in 2004 had an aggregate purchase price of $1.1 million and are not considered material. All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value, when finalized, within twelve months from acquisition.

The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 2005 and 2004, as though the 2005 and 2004 acquisitions had occurred on January 1, 2004. The unaudited pro forma presentation reflects adjustments for (i) the amortization of acquired intangible assets, (ii) depreciation of fixed assets at their acquired fair values, (iii) additional interest expense on acquisition-related borrowings, (iv) the issuance of stock as consideration, and (v) the income tax effect on the pro forma adjustments, using local statutory rates. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

Unaudited (In thousands)	2005	2004

Revenue	$1,135,379	$1,060,786
Net earnings	$74,824	$68,283
Diluted earnings per share	$3.41	$3.15

The results of each acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

FLOW CONTROL

Engineered Pump Division

On November 10, 2004, the Corporation acquired certain assets of the Government Marine Business Unit division of Flowserve Corporation, subsequently renamed the Engineered Pump Division (“EPD”). The effective date of the acquisition was November 1, 2004. The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $28.1 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $7.6 million at December 31, 2005. Revenues of the purchased business were $26.4 million for the year ended December 31, 2003.

EPD is a leading designer and manufacturer of highly engineered, critical function pumps for the U.S. Navy nuclear submarine and aircraft carrier programs and non-nuclear surface ships. EPD is the sole source supplier of main and auxiliary seawater, fresh water, and cooling pumps, coolant purification pumps, injection, chilled water, and other critical pumps. Approximately 85% of this business supports nuclear programs, and 15% supports non-nuclear naval surface programs. EPD has a strong and growing aftermarket business for repairs, refurbishments, and parts, which constitutes approximately 45% of total sales. EPD’s operations are located in Phillipsburg, New Jersey.

Groquip

On July 12, 2004, the Corporation acquired the outstanding stock of Groth Equipment Corporation of Louisiana (“Groquip”). The purchase price, subject to customary adjustments provided for in the Stock Purchase Agreement, was $4.5 million payable in approximately 18,000 shares of the Corporation’s restricted Common stock valued at $1.0 million and cash of $3.5 million, and the assumption of certain liabilities. The cash portion of the purchase price was funded from credit available under the Corporation’s revolving credit facilities. The purchase price approximated the fair value of the net assets acquired as of December 31, 2005.

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

NOVA

On May 24, 2004, the Corporation acquired certain assets of NOVA Machine Products Corporation (“NOVA”). The purchase price was $20.0 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria through 2009 up to a maximum additional payment of $9.2 million. Through December 31, 2005, the Corporation has made no payments of additional consideration under these provisions. The excess of the purchase price over the fair value of the net assets acquired is $5.0 million at December 31, 2005.

NOVA is one of the largest suppliers of safety-related fasteners to the U.S. nuclear power industry and the Department of Energy and also provides a wide range of manufactured and distributed products and related services. NOVA is headquartered in Middleburg Heights, Ohio, with distribution centers in Glendale Heights, Illinois, and Decatur, Alabama, and five sales offices throughout the U.S. Revenues of the acquired business were $17.1 million for the year ended December 31, 2003.

On September 1, 2005, NOVA acquired the HydraNut product line and related intellectual property of Technofast International, a wholly owned subsidiary of Tech Novus Pty. Ltd of Brisbane, Australia (“Technofast”). The acquisition of this product line replaced a licensing agreement between NOVA and Technofast, which was part of the acquired assets of the Corporation’s acquisition of NOVA in 2004.

The purchase price of $8.0 million included an initial cash payment of $4.5 million and will require quarterly cash payments calculated as a percentage of sales of the product line, not to exceed $3.5 million over an eight year period. Any remaining purchase price unpaid at the end of eight years will expire unpaid. The Corporation estimates this liability will be paid down within five years.

The acquisition of this technology was accounted for as an acquisition of intangible assets. As such, the Corporation has estimated the fair value of the future payments as of September 1, 2005 to be $3.0 million and has recorded a liability. The intangible asset was capitalized as developed technology in the amount of $7.5 million and will be amortized over its 20 year useful life.

The HydraNut fastener provides simple and accurate tensioning in safety risk situations and hard to access areas for customers in nuclear power generation, industrial, and other energy markets.

Trentec

On May 24, 2004, the Corporation acquired certain assets of Trentec, Inc. (“Trentec”). The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $13.9 million, payable in approximately 280,000 shares of the Corporation’s restricted Common stock valued at $13.0 million, cash of $0.9 million, and the assumption of certain liabilities. The excess of the purchase price over the fair value of the net assets acquired is $5.3 million at December 31, 2005.

In August 2005, the Corporation completed negotiations with the sellers of Trentec regarding a post-closing dispute. The settlement resulted in $0.9 million of recovery, which is included in operating income for 2005, and $0.1 million of additional consideration paid under the working capital adjustment, which increased the purchase price of the acquired business. The effect of the settlement was treated as a non-cash transaction for purposes of preparing the statement of cash flows as the net settlement of $0.8 million was effectuated through the forfeiture of the cash holdback in the same amount.

Trentec’s services include specialty equipment fabrication, diamond wiresaw cutting, nuclear power plant equipment qualification, and third-party dedication and supply of nuclear components. Trentec’s operations are located in Cincinnati, Ohio. Revenues of the acquired business were $13.5 million for the year ended December 31, 2003.

MOTION CONTROL

Indal Technologies, Inc.

On March 1, 2005, the Corporation acquired the outstanding stock of the parent corporation of Indal Technologies, Inc. (“Indal”). The purchase price was 80.3 million Canadian dollars ($64.7 million) in cash and was funded from credit available under the Corporation’s revolving credit facilities.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of December 31, 2005, as follows:

(In thousands)

Net working capital	$16,216
Property, plant, and equipment	11,324
Intangible assets	21,456
Deferred income tax liabilities	(11,315)

Net tangible and intangible assets	37,681
Purchase price, including capitalized acquisition costs	64,715

Goodwill	$27,034

The estimated excess of the purchase price over the fair value of the net assets acquired is $28.8 million at December 31, 2005, including foreign currency translation adjustment gains of $1.8 million. The fair value of the net assets acquired was based on current estimates. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

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

Synergy

On August 31, 2004, the Corporation acquired the outstanding stock of Synergy Microsystems, Inc (“Synergy”). The purchase price was $49.1 million in cash and was funded from credit available under the Corporation’s revolving credit facilities. Under the terms of the agreement, the Corporation deposited $2.5 million into escrow as security for potential indemnification claims against the seller. Any escrow remaining after claims for indemnification have been settled will be paid to the seller 18 months from the acquisition date by the escrow agent. The excess of the purchase price over the fair value of the net assets acquired is $31.3 million at December 31, 2005.

Synergy specializes in the design, manufacture and integration of single- and multi-processor, single-board computers for VME and CompactPCI systems to meet the needs of demanding real-time applications in military, aerospace, industrial and commercial markets. Synergy is headquartered in San Diego, California and has a facility in Tucson, Arizona. Revenues of the acquired business were $17.5 million for the year ended December 31, 2003.

Primagraphics

On May 28, 2004, the Corporation acquired the outstanding stock of Primagraphics Holdings Limited (“Primagraphics”). The purchase price, subject to customary adjustments provided for in the Stock Purchase Agreement, was £12.5 million ($22.4 million) in cash. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $13.7 million at December 31, 2005, including foreign currency translation adjustment losses of $0.6 million.

Primagraphics is a market leader in the development of radar processing and graphic display systems used throughout the world for military and commercial applications, such as ship and airborne command and control consoles, vessel tracking, air traffic control, and air defense systems. Primagraphics’ products include graphics and imaging technologies, video and sensor processing hardware, and software that can be readily engineered to provide vital components for a wide variety of systems. Primagraphics is headquartered near Cambridge in the United Kingdom, with an additional facility in Charlottesville, Virginia, and a worldwide network of dealers and distributors. Revenues of the acquired business were £6.8 million ($10.9 million) for the fiscal year ended June 30, 2003.

Dy 4

On January 31, 2004, the Corporation acquired the outstanding stock of Dy 4 Systems, Inc. and Dy 4 (U.S.) Inc. (collectively “Dy 4”). The purchase price was $110.4 million in cash and the assumption of certain liabilities. Management funded the purchase price with cash on hand and from the Corporation’s revolving credit facilities. The purchase price has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of fair values as of December 31, 2005, as follows:

(In thousands)

Net working capital	$10,665
Property, plant, and equipment	6,238
Deferred tax liabilities	(9,840)
Intangible assets	40,549

Net tangible and intangible assets	47,612
Purchase price, including capitalized acquisition costs	110,376

Goodwill	$62,764

Dy 4 is considered a market leader in ruggedized embedded computing solutions for the defense and aerospace industries. Using standard, commercially available computing technologies, referred to as commercial-off-the-shelf, Dy 4 customizes the products to perform reliably in rugged conditions, such as extreme temperature, terrain, and speed. The acquisition was made primarily to complement the Corporation’s existing businesses that serve the embedded computing market. Based in Ottawa, Canada, Dy 4 also has a facility in Virginia and a sales office in the United Kingdom. Revenues of the purchased business for the fiscal year ending August 29, 2003 were $72.4 million.

Novatronics/Pickering

On December 4, 2003, the Corporation acquired all of the outstanding stock of Novatronics Inc. (“Novatronics”) and Pickering Controls Inc. (“Pickering”). The purchase price was $13.6 million in cash and the assumption of certain liabilities and was funded with proceeds from the Senior Notes issued in September 2003. The excess of the purchase price over the fair value of the net assets acquired as of December 31, 2005 is $6.4 million, including foreign currency translation adjustment gains of $0.3 million.

Novatronics and Pickering design and manufacture electric motors and position sensors (both linear and rotary) for the commercial aerospace, military aerospace, and industrial markets. Novatronics has operating facilities located in Stratford, Ontario, Canada, while Pickering is located in Plainview, NY. Revenues of the purchased business were $12.0 million for the year ended December 31, 2002.

Systran Corporation

On December 1, 2003, the Corporation acquired all of the outstanding shares of Systran Corporation (“Systran”). The purchase price was $18.3 million in cash and the assumption of certain liabilities and was funded with proceeds from the Senior Notes issued in September 2003. The excess of the purchase price over the fair value of the net assets acquired as of December 31, 2005 is $9.2 million.

Systran is a leading supplier of highly specialized, high performance data communications products for real-time systems, primarily for the aerospace and defense, industrial automation, and medical imaging markets. Key applications include simulation, process control, advanced digital signal processing, data acquisition, image processing, and test and measurement. Systran’s operations are located in Dayton, Ohio. Revenues of the purchased business were $15.1 million for the year ended September 30, 2003.

Peritek Corporation

On August 1, 2003, the Corporation acquired the assets and certain liabilities of Peritek Corporation (“Peritek”). The purchase price was $3.2 million in cash and the assumption of certain liabilities. The purchase price of the acquisition approximates the fair value of the net assets acquired as of December 31, 2005, which includes developed technology of approximately $2.6 million.

Peritek is a leading supplier of video and graphic display boards for the embedded computing industry and supplies a variety of industries including aviation, defense, and medical. In addition, Peritek supplies products for bomb detection, industrial automation, and medical imaging applications. Peritek’s operations are located in Oakland, California. Revenues of the purchased business for the fiscal year ending March 31, 2003 were $2.7 million.

Collins Technologies

On February 28, 2003, the Corporation acquired the assets of Collins Technologies (“Collins”). The purchase price was $11.8 million in cash and the assumption of certain liabilities. Management funded the purchase price from credit available under the Corporation’s Short-Term Credit Agreement. The excess of the purchase price over the fair value of the net assets acquired as of December 31, 2005 is $6.2 million.

Collins designs and manufactures linear variable displacement transducers (“LVDTs”) primarily for aerospace flight and engine control applications. Industrial LVDTs are used mostly in industrial automation and test applications. Collins’ operations are located in Long Beach, California. Revenues of the purchased business were $8.3 million for the year ended March 31, 2002.

METAL TREATMENT

Everlube

On April 2, 2004, the Corporation purchased the assets of the Everlube Products division (“Everlube”) of Morgan Advanced Ceramics, Inc. The purchase price was $6.5 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $3.3 million at December 31, 2005.

Everlube is a pioneer and leader in manufacturing solid film lubricant (“SFL”) and other specialty engineered coatings with more than 180 formulations available. Everlube’s engineered coatings improve the functional performance of metal components in lubrication, temperature, and corrosion resistance. Everlube is located in Peachtree City, Georgia. Revenues of the acquired business were $3.9 million for the year ended December 31, 2003.

Evesham

On February 24, 2004, the Corporation purchased the assets of the Evesham coatings business located in the United Kingdom (“Evesham”) from Morgan Advanced Ceramics, Ltd. The purchase price was £3.5 million ($6.5 million) in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $2.0 million at December 31, 2005, including foreign currency translation adjustment losses of $0.2 million.

Evesham manufactures and applies an extensive range of SFL coatings, which provide lubrication, corrosion resistance, and enhanced engineering performance. Revenues of the acquired business were £2.6 million ($4.2 million) for the year ended December 31, 2003.

E/M Engineered Coatings Solutions

On April 2, 2003, the Corporation purchased selected assets of E/M Engineered Coatings Solutions (“E/M Coatings”). The purchase price was $16.8 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s Short-Term Credit Agreement. The excess of the purchase price over the fair value of the net assets acquired as of December 31, 2005 is $6.4 million.

The Corporation acquired six E/M Coatings facilities operating in Chicago, Illinois; Detroit, Michigan; Minneapolis, Minnesota; Hartford, Connecticut; and North Hollywood and Chatsworth, California. Combined, these facilities are one of the leading providers of SFL coatings in the United States. The E/M Coatings facilities have the capability of applying over 1,100 different coatings to impart lubrication, corrosion resistance, and certain cosmetic and dielectric properties to selected components. Revenues of the purchased business were approximately $26 million for the year ended December 31, 2002.

Advanced Material Process

On March 11, 2003, the Corporation acquired selected net assets of Advanced Material Process Corp. (“AMP”), a private company with operations located in Wayne, Michigan. The purchase price was $6.0 million in cash and the assumption of certain liabilities. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria through 2008 up to a maximum additional payment of $1.0 million. As of December 31, 2005, the Corporation has paid $0.1 million in such additional consideration. Management funded the purchase from credit available under the Corporation’s Short-Term Credit Agreement. The excess of the purchase price over the fair value of the net assets acquired as of December 31, 2005 is $1.4 million.

AMP is a supplier of commercial shot peening services primarily to the automotive market in the Detroit area. Revenues of the purchased business were $5.1 million for the year ended December 31, 2002.

3. RECEIVABLES

Receivables include current notes, amounts billed to customers, claims and other receivables, and unbilled revenue on long-term contracts, consisting of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year.

Credit risk is generally diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor of various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 48%, 47%, and 46% of consolidated revenues in 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, accounts receivable due directly or indirectly from these government sources represented 52% and 42% of net receivables, respectively. Sales to one customer through which the Corporation is a subcontractor to the U.S. Government were 10% of consolidated revenues in 2005, 13% in 2004, and 16% in 2003. No single customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2005 and 2004.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

The composition of receivables is as follows:

(In thousands) December 31,	2005	2004

Billed receivables:
Trade and other receivables	$171,203	$156,891
Less: Allowance for doubtful accounts	(5,453)	(4,011)

Net billed receivables	165,750	152,880

Unbilled receivables:
Recoverable costs and estimated earnings not billed	107,618	79,156
Less: Progress payments applied	(28,679)	(17,952)

Net unbilled receivables	78,939	61,204

Receivables, net	$244,689	$214,084

The net receivable balance at December 31, 2005 included $18.4 million related to the Corporation’s 2005 acquisition.

4. INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

(In thousands) December 31,	2005	2004

Raw material	$59,336	$49,616
Work-in-process	43,099	35,157
Finshed goods and component parts	52,825	50,117
Inventoried costs related to U.S. Government and other long-term contracts	27,533	19,396

Gross inventories	182,793	154,286

Less: Inventory reserves	(25,377)	(26,276)
Progress payments applied, principally related to long-term contracts	(11,119)	(12,031)

Inventories, net	$146,297	$115,979

The net inventory balance at December 31, 2005 included $5.0 million related to the Corporation’s 2005 acquisition.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows:

(In thousands) December 31,	2005	2004

Land	$16,825	$12,563
Buildings and improvements	111,409	101,476
Machinery, equipment, and other	362,018	340,363

Property, plant, and equipment, at cost	490,252	454,402
Less: Accumulated depreciation	(215,431)	(189,159)

Property, plant, and equipment, net	$274,821	$265,243

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $36.0 million, $32.4 million, and $27.7 million, respectively. The net property, plant, and equipment balance at December 31, 2005 included $11.6 million related to the Corporation’s 2005 acquisition.

6. GOODWILL

Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired.

The changes in the carrying amount of goodwill for 2005 and 2004 are as follows:

	Flow	Motion	Metal
(In thousands)	Control	Control	Treatment	Consolidated

December 31, 2003	$93,418	$110,850	$15,790	$220,058
Goodwill from 2004 acquisitions	17,070	109,207	5,411	131,688
Change in estimate to fair value of net assets acquired in prior years	(2,260)	34	(871)	(3,097)
Additional consideration of prior years’ acquisitions	5,777	4,024	20	9,821
Foreign currency translation adjustment	1,197	4,464	182	5,843

December 31, 2004	$115,202	$228,579	$20,532	$364,313

Goodwill from 2005 acquisitions	—	27,034	—	27,034
Change in estimate to fair value of net assets acquired in prior years	1,070	(536)	—	534
Additional consideration of prior years’ acquisitions	1,241	629	60	1,930
Foreign currency translation adjustment	(344)	(4,810)	(499)	(5,653)

December 31, 2005	$117,169	$250,896	$20,093	$388,158

Additional consideration of prior years’ acquisitions includes accruals of $0.4 million and $8.5 million for the years ended December 31, 2005 and 2004, respectively, related to earn out and other required contractual payments. These amounts are classified in other current liabilities as additional amounts due to sellers.

During 2005, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2005. None of the goodwill on the 2005 acquisition is deductible for tax purposes, while approximately $29 million of the goodwill on acquisitions made during 2004 is deductible for tax purposes.

In accordance with SFAS No. 142, the Corporation completed its annual impairment test of goodwill in 2005 and concluded there was no impairment of goodwill.

7. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2005 and 2004. Indefinite lived intangible assets of $8.0 million are excluded from the data in the 2004 table. No indefinite lived intangible assets were purchased in 2005.

(In thousands, except years data)	2005		2004

	Amount	Years	Amount	Years
Developed technology	$17,892	20.0	$46,858	17.6
Customer related intangibles	11,107	17.7	39,961	18.7
Other intangible assets	818	13.9	1,391	8.2

Total	$29,817	19.0	$88,210	17.9

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands)		Accumulated
2005	Gross	Amortization	Net

Developed technology	$92,580	$(13,510)	$79,070
Customer related intangibles	74,063	(8,960)	65,103
Other intangible assets	16,697	(2,603)	14,094

Total	$183,340	$(25,073)	$158,267

(In thousands)		Accumulated
2004	Gross	Amortization	Net

Developed technology	$75,970	$(7,436)	$68,534
Customer related intangibles	62,049	(4,282)	57,767
Other intangible assets	15,952	(1,884)	14,068

Total	$153,971	$(13,602)	$140,369

The following table presents the changes in the net balance of other intangibles assets during 2005:

(In thousands)	Developed Technology	Customer Related Intangibles	Other Intangible Assets	Total

December 31, 2004	$68,534	$57,767	$14,068	$140,369
Acquired during 2005	17,892	11,107	818	29,817
Amortization expense	(6,475)	(4,682)	(726)	(11,883)
Net foreign currency translation adjustment	(881)	911	(66)	(36)

Total	$79,070	$65,103	$14,094	$158,267

Included in other intangible assets at December 31, 2005 and 2004 are $9.9 million of intangible assets not subject to amortization. In accordance with SFAS No. 142, the Corporation completed its annual test of impairment of indefinite lived intangible assets, and concluded there was no impairment of value.

Amortization expense for the years ended December 31, 2004 and 2003 was $8.3 million and $3.6 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)

2006	$10,988
2007	10,988
2008	10,935
2009	9,846
2010	9,342

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

(In thousands) December 31,	2005	2004

Accrued compensation	$45,270	$36,520
Accrued commissions	5,819	3,857
Accrued taxes other than income taxes	4,048	3,642
Accrued insurance	4,053	3,179
Accrued interest	3,842	3,170
Other	11,220	13,045

Total accrued expenses	$74,252	$63,413

Other current liabilities consist of the following:

(In thousands) December 31,	2005	2004

Deferred revenue	$21,634	$26,575
Warranty reserves	9,850	9,667
Additional amounts due to sellers on acquisitions	3,274	10,899
Current portion of environmental reserves	2,677	1,843
Other	5,616	3,809

Total other current liabilities	$43,051	$52,793

The accrued expenses and other current liabilities at December 31, 2005 included $2.1 million and $5.3 million, respectively, related to the Corporation’s 2005 acquisition.

The Corporation provides its customers with warranties on certain commercial and governmental products. Estimated warranty costs are charged to expense in the period the related revenue is recognized based on the terms of the product warranty, the related estimated costs, and quantitative historical claims experience. These estimates are adjusted in the period in which actual results are finalized or additional information is obtained. The following table presents the changes in the Corporation’s warranty reserves:

(In thousands)	2005	2004

Warranty reserves at January 1,	$9,667	$10,011
Provision for current year sales	3,188	3,275
Current year claims	(2,534)	(2,334)
Change in estimates to pre-existing warranties	(1,700)	(2,856)
Increase due to acquisitions	1,618	1,135
Foreign currency translation adjustment	(389)	436

Warranty reserves at December 31,	$9,850	$9,667

9. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2005	2004	2003
Domestic	$77,440	$65,963	$67,429
Foreign	40,858	32,790	16,627

Total	$118,298	$98,753	$84,056

The provision for income taxes for the years ended December 31 consist of:

(In thousands)	2005	2004	2003

Current:
Federal	$25,362	$21,158	$17,018
State	6,028	5,481	4,103
Foreign	12,791	10,548	5,050

	44,181	37,187	26,171

Deferred:
Federal	(674)	(878)	5,032
State	472	(1,969)	426
Foreign	(961)	(653)	159

	(1,163)	(3,500)	5,617

Provision for income taxes	$43,018	$33,687	$31,788

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally

	2005	2004	2003

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	3.4	1.6	3.5
All other, net	(2.0)	(2.5)	(0.7)

Effective tax rate	36.4%	34.1%	37.8%

The 2004 effective tax rate included nonrecurring benefits totaling $3.4 million, primarily resulting from the change in legal structure of one of our subsidiaries and a favorable IRS appeals settlement.

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2005	2004

Deferred tax assets:
Environmental reserves	$9,946	$9,141
Inventories	8,353	10,730
Postretirement/postemployment benefits	16,453	16,204
Incentive compensation	9,203	7,086
Accrued vacation pay	4,570	4,229
Warranty reserve	2,363	1,950
Other	7,607	5,164

Total deferred tax assets	58,495	54,504

Deferred tax liabilities:
Retirement plans	10,376	9,447
Depreciation	21,054	17,607
Goodwill amortization	19,044	20,974
Other intangible amortization	28,332	19,078
Other	4,416	1,748

Total deferred tax liabilities	83,222	68,854

Net deferred tax liabilities	$(24,727)	$(14,350)

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2005	2004
Current deferred tax assets	$28,843	$25,693
Noncurrent deferred tax liabilities	(53,570)	(40,043)

Net deferred tax liabilities	$(24,727)	$(14,350)

As of December 31, 2005, the Corporation had state and foreign net operating loss carryforwards of $0.5 million, after tax. The state net operating loss carryforwards expire through the year 2023. The foreign net operating loss carryforwards have no expiration date.

Income tax payments of $32.3 million were made in 2005, $28.8 million in 2004, and $22.8 million in 2003.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2005 was $28.0 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the U.S.; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

On October 22, 2004 the American Jobs Creation Act of 2004 (the “ACT”) was signed into law. The ACT includes a one time opportunity for a deduction of 85% of certain foreign dividends that are repatriated, as defined in the ACT. Pursuant to this provision of the ACT, the Corporation has repatriated $9.3 million in the fourth quarter of 2005 with a tax cost of $0.3 million. This tax cost was net of foreign tax credits which were not previously provided. The Corporation should be considered to have satisfied the Section 8.03 “safe harbor” contained in Notice 2005-10 since 100% of the required investments pursuant to the Section 965 dividend reinvestment plan have been made by the end of the 2005 tax year.

10. DEBT

Debt consists of the following:

(In thousands) December 31,	2005	2004

Industrial Revenue Bonds, due from 2007 through 2028	$14,239	$14,296
Revolving Credit Agreement, due 2009	—	124,500
5.13% Senior Notes due 2010	74,729	75,329
5.74% Senior Notes due 2013	125,108	126,793
5.51% Senior Notes due 2017	150,000	—
Other debt	826	1,572

Total debt	364,902	342,490
Less: Short-term debt	885	1,630

Total Long-term debt	$364,017	$340,860

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 2.54% and 1.39% in 2005 and 2004, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 3.97% and 2.56% in 2005 and 2004, respectively.

The carrying amount of the Industrial Revenue Bonds approximates fair value as the interest rates on variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $357.9 million and $205.3 million at December 31, 2005 and 2004, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows(1):

(In thousands)

2006	$885
2007	5,060
2008	62
2009	64
2010	125,066
Thereafter	233,928

Total	$365,065

(1) Amounts exclude a $0.2 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

Interest payments of $18.3 million, $12.1 million, and $2.6 million were made in 2005, 2004, and 2003, respectively.

On December 1, 2005, the Corporation issued $150.0 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2005, the Corporation was in compliance with all covenants.

In November 2005, the Corporation unwound its interest rate swap agreements with notional amounts of $20 million and $60 million which were originally put in place to convert a portion of the fixed interest on the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. The unwind of these swap agreements resulted in a net loss of $0.2 million, which has been deferred and is being amortized over the remaining term of the underlying debt.

On July 23, 2004, the Corporation amended its existing credit facility, increasing the available line of credit from $225 million to $400 million with a group of ten banks. The Corporation plans to use the credit line for working capital purposes, internal growth initiatives, funding of future acquisitions, and other general corporate purposes. The credit agreement expires in 2009. Borrowings under the agreement bear interest at a floating rate based on market conditions. In addition, the Corporation’s interest rate and level of facility fees depend on maintaining certain financial ratios defined in the agreement. The Corporation is subject to annual facility fees on the commitments under the Revolving Credit Agreement. In connection with the Revolving Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the agreement. The Corporation is required under the agreement to maintain certain financial ratios and meet certain financial tests as detailed in the agreement, of which the Corporation is in compliance at December 31, 2005. The unused credit available under the Revolving Credit Agreement at December 31, 2005 and 2004 was $367.9 million and $256.7 million, respectively.

On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2005, the Corporation was in compliance with all covenants.

At December 31, 2005, substantially all of the industrial revenue bond issues are collateralized by real estate, machinery, and equipment. Certain of these issues are supported by letters of credit, which total $13.7 million. The Corporation had various other letters of credit totaling $18.6 million. Substantially all letters of credit are included under the Revolving Credit Agreement.

11. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common and Class B common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. Share and per share amounts presented below have been adjusted on a pro forma basis for the December 17, 2003 stock split. See Note 1-O for further information regarding the stock split.

The Corporation had no antidilutive options outstanding at December 31, 2005 or December 31, 2004. At December 31, 2003, the Corporation had stock options outstanding of 148,052 shares that were not included in the computation of diluted EPS, because to do so would have been antidilutive. Earnings per share calculations for the years ended December 31, 2005, 2004, and 2003 are as follows:

(In thousands, except per share data)	Net Income	Weighted-Average Shares Outstanding	Earnings Per Share

2005:

Basic earnings per share	$75,280	21,635	$3.48
Effect of dilutive securities:
Stock options		250
Deferred stock compensation		29

Diluted earnings per share	$75,280	21,914	$3.44

2004:

Basic earnings per share	$65,066	21,196	$3.07
Effect of dilutive securities:
Stock options		324
Deferred stock compensation		27

Diluted earnings per share	$65,066	21,547	$3.02

2003:

Basic earnings per share	$52,268	20,640	$2.53
Effect of dilutive securities:
Stock options		222
Deferred stock compensation		25

Diluted earnings per share	$52,268	20,887	$2.50

12. STOCK COMPENSATION PLANS

2005 Long-Term Incentive Plan: Under the 2005 LTI Plan approved by stockholders in 2005 and effective as of May 19, 2005, an aggregate total of 2,500,000 shares of Common stock were reserved for issuance. The Common stock to be used to satisfy employee option exercises will be from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan. Awards under the 2005 LTI Plan currently consist of three components – performance units (cash), non-qualified stock options, and contingent restricted stock.

Under the 2005 LTI Plan, the Corporation awarded performance units of 8.0 million in 2005 to certain key employees. The performance units are denominated in dollars and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which for the 2005 awards will begin in 2006. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the 2005 LTI Plan, the Corporation has granted non-qualified stock options in 2005 to key employees. Grants under the 2005 LTI Plan were made in the fourth quarter. Stock options granted under the 2005 LTI Plan expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

Under the 2005 LTI Plan, the Corporation has granted 54,336 contingent restricted stock units in 2005 to certain of the Corporation’s officers. The contingent restricted stock granted under this LTI Plan are denominated in shares based on the fair market value of the Corporation’s stock on the day of the grant, and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The anticipated cost of such award is expensed over the three-year performance period. The actual cost of the contingent restricted stock may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

The remaining allowable shares for issuance under the 2005 LTI Plan as of December 31, 2005 is 2,257,582.

1995 Long-Term Incentive Plan: Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 3,000,000 shares of Common stock were reserved for issuance. The Common stock used to satisfy employee option exercises will be from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercise. No more than 50,000 shares of Common stock may be awarded in any year to any one participant in the 1995 LTI Plan. Awards under the 1995 LTI Plan consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants.

Under the 1995 LTI Plan, the Corporation awarded performance units of 6.3 million in 2004 and 4.8 million in 2003 to certain key employees. The performance units are denominated in dollars and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $5.3 million, $4.3 million, and $3.3 million in 2005, 2004, and 2003, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the 1995 LTI Plan, the Corporation granted non-qualified stock options in 2004 and 2003 to key employees. Grants under the 2004 LTI Plan were made in the fourth quarter of both years. Stock options granted under the 1995 LTI Plan expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

In May 2003, the Corporation’s Board of Directors and stockholders approved an amendment to the 1995 LTI Plan to authorize non-employee directors to participate under the plan. The amendment provided that each non-employee director could receive the equivalent of $15,000 of the Corporation’s Common stock per year. The Board of Directors approved and issued stock grants of 277 shares, 268 shares, and 480 shares in 2005, 2004, and 2003, respectively, of the Corporation’s Common stock to each of the eight non-employee directors. The stock grants were valued at $15,000 based on the market price of the Corporation’s Common stock on the grant date and were expensed at the time of issuance.

1995 LTI Plan was superseded by the 2005 LTI Plan so there are no remaining allowable shares for future awards under the 1995 LTI Plan. As of December 31, 2005 there were options representing a total of 769,936 shares outstanding under the 1995 plan.

Employee Stock Purchase Plan: In May 2003, the Corporation’s Board of Directors and stockholders approved the 2003 Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 1,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2005, 82,283 shares were purchased under the ESPP. As of December 31, 2005, there were 882,822 shares available for future offerings, and the corporation has withheld $2.2 million from employees, the equivalent of 48,605 shares.

Stock option activity during the periods for both plans is indicated as follows:

	Shares	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

Outstanding at January 1, 2003	1,340,304	$21.16	837,024	$18.48
Granted	148,052	38.16
Exercised	(233,708)	16.57
Forfeited	(16,926)	24.39

Outstanding at December 31, 2003	1,237,722	24.01	855,676	20.83
Granted	126,336	55.91
Exercised	(315,517)	19.37
Forfeited	(50,385)	25.68

Outstanding at December 31, 2004	998,156	29.43	729,690	23.51
Granted	189,278	55.84
Exercised	(219,696)	21.11
Forfeited	(9,720)	42.82

Outstanding at December 31, 2005	958,018	$36.42	641,549	$28.08

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding

Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

Less than $20.00	100,862	3.2	$18.73
$20.00 – $29.99	291,993	5.5	22.59
$30.00 – $40.00	253,282	7.4	35.45
Greater than $40.00	311,881	9.5	55.87

	958,018	7.1	$36.42

	Options Exercisable

Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price

Less than $20.00	100,862	3.2	$18.73
$20.00 – $29.99	291,993	5.5	22.59
$30.00 – $40.00	207,667	7.3	34.86
Greater than $40.00	41,027	8.9	55.91

	641,549	5.9	$28.08

2005 Stock Plan for Non-Employee Directors: The Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005 authorized the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Pursuant to the terms of the 2005 Stock Plan, the Corporation’s non-employee directors each receive annual restricted stock awards valued at $50,000, which are subject to a three year restriction period commencing on the date of the grant. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant. Newly elected non-employee directors receive a one-time restricted stock award valued at $25,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 50,000 shares. During 2005, no grants of restricted stock were awarded under the 2005 Stock Plan.

.

1996 Stock Plan for Non-Employee Directors: The Stock Plan for Non-Employee Directors (“1996 Stock Plan”), approved by the stockholders in 1996, authorized the grant of restricted stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Pursuant to the terms of the 1996 Stock Plan, non-employee directors received an initial restricted stock grant of 3,612 shares in 1996, which became unrestricted in 2001. Additionally, on the fifth anniversary of the initial grant, those non-employee directors who remained a non-employee director, received an additional restricted stock grant equal to the product of increasing $13,300 at an annual rate of 2.96%, compounded monthly from the effective date of the 1996 Stock Plan. In 2001, the amount per director was calculated to be $15,419, representing a total additional grant of 1,555 restricted shares. The cost of the restricted stock awards is being amortized over the five-year restriction period from the date of grant. Prior to the effective date of the 2005 Stock Plan, newly elected non-employee directors received similar compensation under the terms of the 1996 Stock Plan upon their election to the Board.

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 1996 Stock Plan, the Corporation had provided for an aggregate additional 29,027 shares, at an average price of $32.76 as of December 31, 2005. During 2005, the Corporation issued 2,802 shares in deferred compensation pursuant to such elections.

13. ENVIRONMENTAL COSTS

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey site through 2005. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. Costs for operating and maintaining this site totaled $0.8 million in 2005, $1.5 million in 2004, and $0.6 million in 2003, all of which have been charged against the previously established reserve. The Corporation increased the remediation reserve by $0.2 million and $0.3 million in 2005 and 2004, respectively, based upon revised operating projections. The reserve balance as of December 31, 2005 was $6.5 million. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement.

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

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. As of December 31, 2005, $0.4 million of costs have been incurred.

In the fourth quarter of 2004, the Corporation increased the remediation reserve related to the Caldwell Trucking landfill superfund site by $4.4 million. The increase related to the estimated groundwater remediation for this site, which could span over 30 years. Through 2005, the majority of the costs for this site have been for the soil remediation.

In 2003, the Corporation responded to a U.S.E.P.A. Request For Information concerning the Lower Passaic River site. The Corporation subsequently joined a cooperating parties group to share costs relating to the site and in 2004 signed an agreement with the other group members providing for an EPA study of the site. As of December 31, 2005, the Corporation estimates the costs associated with this study will not have a materially adverse effect on the Corporation’s results of operation or financial condition.

In October 2002 the Corporation acquired the Electro-Mechanical Division (“EMD”) facility from Westinghouse Government Services LLC (“Seller”). Included in the purchase was the assumption of several Nuclear Regulatory Commission (“NRC”) licenses, necessary for the continued operation of the business. In connection with these licenses, the NRC required financial assurance from the Corporation (in the form of a parent company guarantee) representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has assumed obligations for additional environmental remediation costs. Remediation and investigation of the EMD facility are ongoing. As of December 31, 2005, the balance in this reserve is $11.8 million. The Corporation obtained partial environmental insurance coverage specifically for the EMD facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown.

The Corporation’s aggregate environmental obligation at December 31, 2005 was $25.3 million compared to $25.2 million at December 31, 2004. Approximately 80% of the Corporation’s environmental reserves as of December 31, 2005 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2005, the undiscounted cash flows associated with the discounted reserves were $9.3 million and are anticipated to be paid over the next 30 years.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains six separate and distinct domestic pension and other postretirement benefit plans, as described in further detail below. Prior to the acquisition of EMD in October 2002, the Corporation maintained a qualified pension plan, a non-qualified pension plan, and a postretirement health benefits plan (the “Curtiss-Wright Plans”). As a result of the acquisition, the Corporation obtained three unfunded pension and postretirement benefit plans (the “EMD Plans”), similar in nature to those listed above. The unfunded status of the acquired EMD Plans was recorded as a liability at the date of acquisition. During 2003, the funds associated with the qualified pension plans of both the Curtiss-Wright Plans and EMD Plans were placed under a master trust fund, from which the Corporation directs the investment strategy for both plans.

The Curtiss-Wright Plans

The Corporation maintains a non-contributory defined benefit pension plan covering substantially all employees other than those employees covered by the EMD Pension Plan described below. The Curtiss-Wright Retirement Plan (the “CW Pension Plan”) formula for non-union employees is based on years of credited service and the five highest consecutive years’ compensation during the last ten years of service and a “cash balance” benefit. Union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate. Employees become participants under the CW Pension Plan after one year of service and are vested after five years of service. At December 31, 2005 and December 31, 2004, the Corporation had prepaid pension costs of $76.0 million and $77.8 million, respectively, under the CW Pension Plan. Due to the funded status, the Corporation does not expect to contribute funds to the CW Pension Plan in 2006.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $0.7 million at December 31, 2005 and 2004. The Corporation’s contributions to the CW Restoration Plan are not expected to be material in 2006.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. As of December 31, 2005 and 2004, the Corporation had an accrued postretirement benefit liability of $1.0 million and $1.2 million, respectively, as benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2006.

	The Curtiss-Wright Plans
	Pension Benefits		Postretirement Benefits

(In thousands)	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$124,784	$126,523	$580	$628
Service cost	10,315	9,838	—	—
Interest cost	8,097	7,540	35	29
Plan participants’ contributions	—	—	8	—
Amendments	273	303	—	—
Actuarial loss (gain)	7,181	(5,575)	217	19
Benefits paid	(13,152)	(13,845)	(112)	(96)

Benefit obligation at end of year	137,498	124,784	728	580

Change in plan assets:
Fair value of plan assets at beginning of year	211,593	199,013	—	—
Actual return on plan assets	30,527	25,832	—	—
Employer contribution	127	593	104	96
Plan participants’ contribution	—	—	8	—
Benefits paid	(13,152)	(13,845)	(112)	(96)

Fair value of plan assets at end of year	229,095	211,593	—	—

Funded status	91,597	86,809	(728)	(580)
Unrecognized net actuarial gain	(18,031)	(11,238)	(315)	(570)
Unrecognized transition obligation	(3)	(7)	—	—
Unrecognized prior service costs	1,705	1,554	—	—

Prepaid (accrued) benefit costs	$75,268	$77,118	$(1,043)	$(1,150)

Accumulated benefit obligation	$120,888	$110,112	N/A	N/A

Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.75%	6.00%	5.50%	5.00%
Rate of compensation increase	3.50%	3.50%	—	—
Health care cost trends:
Rate assumed for subsequent year	—	—	13.00%	10.50%
Ultimate rate reached in 2011 and 2010, respectively	—	—	5.50%	5.50%
Measurement date
	September 30	September 30	October 31	October 31

The following table details the components of net periodic pension expense (income) for the CW Pension Plan and CW Restoration Plan:

Components of net periodic benefit expense (income): (In thousands)	2005	2004	2003

Service cost	$10,315	$9,838	$8,899
Interest cost	8,169	7,540	7,982
Expected return on plan assets	(16,656)	(17,276)	(18,081)
Amortization of prior service cost	145	112	58
Amortization of transition obligation	(4)	(4)	(3)
Recognized net actuarial loss (gain)	31	33	(587)
Cost of settlement	—	257	121

Net periodic benefit expense (income)	$2,000	$500	$(1,611)

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	6.00%	6.00%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	4.25%

The following table details the components of net periodic pension income for the CW Retirement Plan:

(In thousands)	2005	2004	2003

Interest cost	$35	$29	$39
Recognized net actuarial gain	(38)	(73)	(73)

Net periodic benefit income	$(3)	$(44)	$(34)

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.00%	5.30%	6.75%
Health care cost trends:
Current year rate	10.50%	9.40%	10.70%
Ultimate rate reached in 2010, 2007, and 2007, respectively	5.50%	5.50%	5.50%

The effect on the CW Retirement Plan of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease

Total service and interest cost components	$2	$(2)
Postretirement benefit obligation	$49	$(44)

The EMD Plans

The Corporation maintains the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (the “EMD Pension Plan”), a qualified contributory defined benefit pension plan that covers all Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Pension Plan covers both union and non-union employees and is designed to satisfy the requirements of relevant collective bargaining agreements. Employee contributions are withheld each pay period and are equal to 1.5% of salary. The benefits under the EMD Pension Plan are based on years of service and compensation. At December 31, 2005 and 2004, the Corporation had an accrued pension liability of $30.5 million and $37.1 million, respectively, related to the EMD Pension Plan. The Corporation expects to contribute $6.8 million, the estimated minimum required amount, to the EMD Pension Plan in 2006.

The Corporation maintains the Curtiss-Wright Electro-Mechanical Corporation Non-Qualified Plan (the “EMD Supplemental Plan”), a non-qualified non-contributory non-funded supplemental retirement plan for eligible EMD key executives. The EMD Supplemental Plan provides for periodic payments upon retirement that are based on total compensation (including amounts in excess of qualified plan limits) and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. At December 31, 2005 and 2004, the Corporation had an accrued pension liability of $2.5 million related to the EMD Supplemental Plan. The Corporation’s contributions to the EMD Supplemental Plan are not expected to be material in 2006.

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. The Corporation had an accrued postretirement benefit liability of $39.5 million and $39.1 million related to the EMD Retirement Plan at December 31, 2005 and 2004, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2005 and 2004, the discounted receivable included in other assets was $4.9 million and $5.5 million, respectively. The Corporation expects to contribute $1.9 million to the EMD Retirement Plan during 2006.

	The EMD Plans
	Pension Benefits		Postretirement Benefits

(In thousands)	2005	2004	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of year	$137,623	$128,287	$37,740	$41,106
Service cost	3,899	3,249	570	789
Interest cost	8,364	8,080	1,781	2,366
Plan participants’ contributions	774	804	181	—
Amendments	70	—	—	—
Actuarial loss (gain)	941	3,503	(8,548)	(4,918)
Benefits paid	(6,832)	(6,300)	(1,772)	(1,603)

Benefit obligation at end of year	144,839	137,623	29,952	37,740

Change in Plan Assets:
Fair value of plan assets at beginning of year	88,436	83,737	—	—
Actual return on plan assets	12,444	10,052	—	—
Employer contribution	10,822	143	1,591	1,603
Plan participants’ contribution	774	804	181	—
Benefits paid	(6,832)	(6,300)	(1,772)	(1,603)

Fair value of plan assets at end of year	105,644	88,436	—	—

Funded status	(39,195)	(49,187)	(29,952)	(37,740)
Unrecognized net actuarial loss (gain)	6,160	9,700	(9,514)	(1,326)
Unrecognized prior service costs	64	—	—	—

Accrued benefit costs	$(32,971)	$(39,487)	$(39,466)	$(39,066)

Accumulated benefit obligation	$131,505	$124,793	N/A	N/A

Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	—	—
Health care cost trends:
Rate assumed for subsequent year – Pre-65	—	—	9.50%	10.50%
Rate assumed for subsequent year – Post-65	—	—	13.00%	13.00%
Ultimate rate reached in 2010 – Pre-65	—	—	5.50%	5.50%
Ultimate rate reached in 2011 and 2010, respectively – Post-65	—	—	5.50%	5.50%
Measurement date	September 30	September 30	October 31	October 31

The following table details the components of net periodic pension expense for the EMD Pension Plan and EMD Supplemental Plan:

(In thousands)	2005	2004	2003

Service cost	$3,899	$3,248	$2,709
Interest cost	8,320	8,080	7,854
Expected return on plan assets	(7,919)	(7,613)	(7,618)
Recognized net actuarial loss (gain)	7	—	(394)

Net periodic benefit expense	$4,307	$3,715	$2,551

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	6.00%	6.25%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.25%	4.00%

The following table details the components of net periodic pension expense for the EMD Retirement Plan:

(In thousands)	2005	2004	2003

Service cost	$570	$789	$705
Interest cost	1,781	2,366	2,388
Recognized net actuarial gain	$(360)	—	—

Net periodic benefit expense	$1,991	$3,155	$3,093

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	6.00%	6.25%	6.75%
Health care cost trends:
Current year rate – Pre-65	10.50%	9.70%	11.10%
Current year rate – Post-65	13.00%	15.70%	18.00%
Ultimate rate reached in 2007– Pre-65	5.50%	5.50%	5.50%
Ultimate rate reached in 2010, 2007, and 2007, respectively – Post-65	5.50%	6.50%	6.50%

The effect on the EMD Retirement Plan of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease

Total service and interest cost components	$370	$(295)
Postretirement benefit obligation	$3,421	$(3,613)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. In accordance with FASB Staff Position FAS 106-1, the Corporation made a one-time election to defer recognition of the effects of the law in the accounting for its plan under FAS 106 and in providing disclosures related to the plan until authoritative guidance on the accounting for the federal prescription drug subsidy is issued. Final regulations regarding the implementation of the Act were issued in February 2005. During the fourth quarter of 2005, the Corporation decided to apply for the Medicare Part D subsidy under this Act. An attestation of actuarial equivalence was submitted on October 31, 2005 with the understanding that in 2006, the prescription drug plan would be enriched to a design that is actuarially equivalent. The effect of the anticipated subsidy is a $2.7 million reduction in the balance of the Accumulated Pension Benefit Obligation disclosed as of December 31, 2005. The reduction is treated as an actuarial gain in accordance with FSP FAS 106-2 and is included in the gain in the reconciliation above.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	CW Pension Plans	CW Retirement Plan	EMD Pension Plans	EMD Retirement Plan	EMD Subsidy Receipts	Total

2006	$10,480	$96	$8,586	$2,023	$(83)	$21,102
2007	10,110	88	8,902	2,050	(94)	21,056
2008	10,277	82	9,279	2,077	(104)	21,611
2009	10,541	75	9,622	2,002	(115)	22,125
2010	13,356	66	9,989	2,077	(125)	25,363
2011 - 2015	55,329	262	55,789	10,513	(744)	121,149

Pension Plan Assets

The Corporation maintains the funds of the CW Pension Plan and the EMD Pension Plan under one master trust. The Corporation’s Retirement Plans are diversified across investment classes and among investment managers in order to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations:

	As of December 31,		Target	Expected
Asset class	2005	2004	Exposure	Range

Domestic Equities	54%	54%	50%	40% - 60%
International Equities	15%	15%	15%	10% - 20%

Total Equity	69%	69%	65%	55% - 75%
Fixed Income	31%	31%	35%	25% - 45%
Cash	0%	0%	0%	0% - 10%

The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans. The Corporation’s investment policy does not permit its investment manager to invest plan funds in the Corporation’s stock.

The long-term investment objective of the Retirement Plans is to achieve a total rate of return, net of fees, which exceeds the actuarial overall expected return on assets assumption of 8.50% used for funding purposes and which provides an appropriate premium over inflation. The intermediate-term objective of the Retirement Plans, defined as three to five years, is to outperform each of the capital markets in which assets are invested, net of fees. During periods of extreme market volatility, preservation of capital takes a higher precedence than out performing the capital markets.

The overall expected return on assets assumption used in the calculation of annual net periodic benefit cost is based on a combination of the historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, includes the recognition of realized and unrealized gains and losses over a five-year period. Although over the last ten years the market-related value of assets had an average annual yield of 10.6%, the actual returns averaged 11.3% during the same period. Given the uncertainties of the current economic and geopolitical landscape, the Corporation considers 8.5% to be a reasonable assumption of future long-term investment returns. While the Corporation takes into account historical performance, its assumptions also consider the forward-looking long-term outlook for the capital markets.

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various retirement plans of $3.6 million, $3.5 million, and $1.9 million in 2005, 2004, and 2003, respectively.

15. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases automobiles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $21.9 million in 2005, $18.5 million in 2004, and $10.5 million in 2003.

At December 31, 2005, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitment

2006	$15,471
2007	13,600
2008	11,423
2009	8,679
2010	5,763
Thereafter	16,402

Total	$71,338

16. INDUSTRY SEGMENTS

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and electronic controls and sensors for the aerospace and defense industries. Metal Treatment provides various metallurgical services, principally shot peening, coatings, and heat treating. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by the Corporation’s chief operating decision-maker, its Chairman and CEO.

Sales to one customer of the Flow Control segment through which the Corporation is a subcontractor to the U.S. Government were 10% of consolidated revenues in 2005, 13% in 2004, and 16% in 2003. During 2005, 2004, and 2003, the Corporation had no commercial customer representing more than 10% of consolidated revenue.

Consolidated Industry Segment Information: (In thousands)	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate and Other (1)	Consolidated

Year Ended December 31, 2005:

Revenue from external customers	$466,546	$465,451	$198,931	$1,130,928	$—	$1,130,928
Intersegment revenues	—	548	545	1,093	(1,093)	—
Operating income (expense)	54,509	50,485	34,470	139,464	(1,482)	137,982
Depreciation and amortization expense	17,307	19,572	10,836	47,715	136	47,851
Segment assets	440,550	653,037	194,316	1,287,903	112,382	1,400,285
Capital expenditures	16,459	12,966	12,919	42,344	100	42,444

Year Ended December 31, 2004:

Revenue from external customers	$388,139	$388,576	$178,324	$955,039	$—	$955,039
Intersegment revenues	—	144	555	699	(699)	—
Operating income (expense)	44,451	44,893	28,111	117,455	(7,114)	110,341
Depreciation and amortization expense	15,884	14,214	10,381	40,479	263	40,742
Segment assets	415,504	576,275	194,783	1,186,562	91,878	1,278,440
Capital expenditures	10,420	10,171	11,728	32,319	133	32,452

Year Ended December 31, 2003:

Revenue from external customers	$341,271	$265,905	$138,895	$746,071	$—	$746,071
Intersegment revenues	—	—	544	544	(544)	—
Operating income (expense)	39,980	30,321	18,742	89,043	(72)	88,971
Depreciation and amortization expense	14,458	7,983	8,685	31,126	201	31,327
Segment assets	323,689	317,631	170,547	811,867	161,798	973,665
Capital expenditures	12,417	4,791	15,727	32,935	394	33,329

(1) Operating income (expense) for Corporate and Other includes pension (expense) income, environmental remediation and administrative expenses, and other expenses.

Reconciliations For the years ended December 31, (In thousands)	2005	2004	2003

Revenues:
Total segment revenue	$1,130,928	$955,039	$746,071
Intersegment revenue	1,093	699	544
Elimination of intersegment revenue	(1,093)	(699)	(544)

Total consolidated revenues	$1,130,928	$955,039	$746,071

Earnings before taxes:
Total segment operating income	$139,464	$117,455	$89,043
Corporate and administrative	(1,482)	(7,114)	(72)
Other income, net	299	443	748
Interest expense	(19,983)	(12,031)	(5,663)

Total consolidated earnings before tax	$118,298	$98,753	$84,056

Assets:
Total assets for reportable segments	$1,287,903	$1,186,562	$811,867
Pension assets	76,002	77,802	77,877
Non-segment cash	24,995	545	72,582
Other assets	11,422	13,608	11,384
Elimination of intersegment receivables	(37)	(77)	(45)

Total consolidated assets	$1,400,285	$1,278,440	$973,665

The following table presents geographical information of the Corporation’s revenues and property, plant, and equipment based on the location of the customer and the assets, respectively:

December 31, (In thousands)	2005		2004		2003

	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets

Geographic Information:
United States of America	$864,465	$182,277	$735,356	$181,708	$574,427	$176,273
United Kingdom	109,659	49,796	92,541	52,568	66,210	40,614
Canada	38,595	26,286	20,675	14,136	17,052	6,528
Other foreign countries	118,209	16,462	106,467	16,831	88,382	14,724

Consolidated total	$1,130,928	$274,821	$955,039	$265,243	$746,071	$238,139

17. CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $3.1 million. See Note 13 for further information.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2005, 2004, and 2003, the Corporation had contingent liabilities on outstanding letters of credit of $32.3 million, $19.4 million, and $19.5 million, respectively.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

18. GAIN ON THE SALE OF REAL ESTATE

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

19. SUBSEQUENT EVENT

On February 7, 2006, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The split, in the form of 1 share of Common stock for each share of Common stock outstanding, is payable on April 7, 2006. As the market price of the shares does not reflect the stock split at the time of the filing of this Annual Report on Form 10-K, all references throughout this Annual Report on Form 10-K to number of shares, per share amounts, stock options data, and market prices of the Corporation’s Common stock have not been adjusted to reflect the effect of this stock split.

          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth

2005
Net sales	$258,487	$283,193	$271,355	$317,893
Gross profit	85,769	100,299	93,515	110,929
Net earnings	14,523	17,934	17,519	25,304
Earnings per share:
Basic earnings per share	$0.68	$0.83	$0.81	$1.16
Diluted earnings per share	0.67	0.82	0.80	1.15
Dividends per share	0.09	0.09	0.09	0.12

2004
Net sales	$214,933	$222,428	$236,574	$281,104
Gross profit	71,595	76,022	81,849	101,037
Net earnings	15,609	14,324	14,720	20,413
Earnings per share:
Basic earnings per share	$0.75	$0.68	$0.69	$0.95
Diluted earnings per share	0.74	0.67	0.68	0.94
Dividends per share	0.09	0.09	0.09	0.09

See notes to the consolidated financial statements for additional financial information.

Report Of The Corporation

The consolidated financial statements appearing Item 8 of this Form 10-K have been prepared by the Corporation in conformity with accounting principles generally accepted in the United States of America. The financial statements necessarily include some amounts that are based on the best estimates and judgments of the Corporation. Other financial information in the Annual Report is consistent with that in the financial statements.

The Corporation maintains accounting systems, procedures, and internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with the appropriate corporate authorization and are properly recorded. The accounting systems and internal accounting controls are augmented by written policies and procedures; organizational structure providing for a division of responsibilities; selection and training of qualified personnel; and an internal audit program. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures. Management of the Corporation has completed an assessment of the Corporation’s internal controls over financial reporting and has included “Managements’ Annual Report On Internal Control Over Financial Reporting” in Item 9A of this Form 10-K.

Deloitte & Touche LLP, independent auditors, performed an audit of the Corporation’s financial statements that also included forming an opinion on management’s assessment of internal controls over financial reporting as well as the effectiveness of such controls for the year ended December 31, 2005. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the presentation of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, on management’s assessment of the effectiveness of internal controls over financial reporting, and on the effectiveness of internal controls over financial reporting as of December 31, 2005.

The Audit Committee of the Board of Directors, composed entirely of directors who are independent of the Corporation, appoints the independent auditors for ratification by stockholders and, among other things, considers the scope of the independent auditors’ examination, the audit results, and the adequacy of internal accounting controls of the Corporation. The independent auditors and the internal auditor have direct access to the Audit Committee, and they meet with the committee from time to time, with and without management present, to discuss accounting, auditing, non-audit consulting services, internal control, and financial reporting matters.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Roseland, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Parsippany, New Jersey
March 3, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Roseland, New Jersey

We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Curtiss-Wright Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report On Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Indal Technologies, Inc., which was acquired on March 1, 2005 and whose financial statements reflect total assets and revenues constituting 6.5 and 2.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Indal Technologies, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Parsippany, New Jersey
March 3, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2005, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Management’s Annual Report On Internal Control Over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of the future effectiveness of controls currently deemed effective are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.

As discussed in Note 2 to the consolidated financial statements, the Corporation acquired Indal Technologies, Inc. during the year ended December 31, 2005. This acquisition with assets at December 31, 2005 and current year revenues representing 6.5% and 2.7%, respectively, of the consolidated amounts, have been excluded from management’s assessment of internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment, excluding the acquired company referred to in the third paragraph, management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 5, 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers.”

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)		Financial Statements and Footnotes

			Page

	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statement of Earnings	38
		Consolidated Balance Sheet	39
		Consolidated Statement of Cash Flows	40
		Consolidated Statement of Shareholders’ Equity	41
		Notes to Consolidated Financial Statements	42

	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	83

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)		Exhibits

2.1

Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 3, 2005).

2.2	Share and Asset Purchase Agreement, dated February 19, 2002, between Spirent Plc. and the Registrant (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 15, 2002).

2.3

Asset Purchase Agreement, dated October 25, 2002, between Westinghouse Government Services Company LLC and the Registrant (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 12, 2002).

2.4	Asset Purchase Agreement, dated January 31, 2004, between Solectron Corporation and the Registrant (incorporated by reference to Exhibit (2)(viii) to Form 10-K for the year ended December 31, 2003).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Form 8-A/A filed May 24, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Form 8-A/A filed May 24, 2005).

3.3	Form of stock certificate for Common stock (incorporated by reference to Form 8-A/A filed May 24, 2005).

4.1

Agreement to furnish to the Commission upon request a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Form 10-K for the year ended December 31, 1985).

4.2

Amended and Restated Revolving Credit Agreement dated July 23, 2004, between Registrant, the Lenders parties thereto from time to time, the Issuing Banks referred to therein and The Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2004).

4.3

Second Amended and Restated Rights Agreement, dated as of May 24, 2005, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Registration Statement on Form 8-A/A filed May 24, 2005).

10.1	Modified Incentive Compensation Plan, as amended November 9, 1989 (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1989).*

10.2	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Appendix B to Proxy Statement filed April 5, 2005).*

10.3	Form of Long Term Incentive Award Agreement, dated January 1, 2006, between the Registrant and the executive officers of the Registrant (filed herewith).*

10.4	Revised Standard Employment Severance Agreement with Certain Management of the Registrant (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001).*

10.5	Retirement Benefits Restoration Plan as amended April 15, 1997 (incorporated by reference to Exhibit 10 to Form 10-Q for quarter ended June 30, 1997).*

10.6

Restated and Amended Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001), and Instrument of Amendment No. 2 (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2004).*

10.7	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001).*

10.8	Curtiss-Wright Electro-Mechanical Corporation Retirement Plan, dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Form 10-K for the year ended December 31, 2002).*

10.9	Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2004 (incorporated by reference to Exhibit (10)(xviii) to Form 10-K for the year ended December 31, 2003).*

10.1	Instruments of Amendment Nos. 2 through 5 to the Curtiss-Wright Corporation Retirement Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2005).*

10.11

Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical Corporation Retirement Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005).*

10.12	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005).*

10.13	Instrument of Amendment No. 1 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2005).*

10.14	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.15	Curtiss-Wright Corporation Executive Deferred Compensation Plan, as of January 31, 2005 (incorporated by reference to Exhibit (10)(ix) to Form 10-K for the year ended December 31, 2004).*

10.16

Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.17

Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.18	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.19	Consulting Agreement, dated March 1, 2006, between the Registrant and George J. Yohrling (filed herewith).*

10.2	Consulting Agreement, dated June 18, 2002, between the Registrant and Gerald Nachman (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002).*

10.21	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.22	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

10.23

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.24	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).

10.25

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith)

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*Indicates contract or compensatory plan or arrangement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2005, 2004, and 2003
(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period

Deducted from assets to which they apply:

Year-ended December 31, 2005
Reserves for inventory obsolescence	$26,276	$3,700	$772	(A)	$5,373	(B)	$25,375
Reserves for doubtful accounts and notes	4,012	1,161	1,019	(A)	738	(C)	5,454

Total	$30,288	$4,861	$1,791		$6,111		$30,829

Year-ended December 31, 2004
Reserves for inventory obsolescence	$22,278	$4,212	$6,539	(A)	$6,753	(B)	$26,276
Reserves for doubtful accounts and notes	3,449	802	368	(A)	607	(C)	4,012

Total	$25,727	$5,014	$6,907		$7,360		$30,288

Year-ended December 31, 2003
Reserves for inventory obsolescence	$23,548	$2,152	$1,566	(A)	$4,988	(D)	$22,278
Reserves for doubtful accounts and notes	3,244	1,388	110	(A)	1,293	(C)	3,449

Total	$26,792	$3,540	$1,676		$6,281		$25,727

Notes:
(A)	Primarily amounts acquired from business combinations and currency translation adjustments.
(B)	Write-off and sale of obsolete inventory.
(C)	Write-off of bad debts and the reduction of reserve requirements.
(D)	Primarily the write-off of obsolete inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION

(Registrant)

Date:	March 3, 2006	By: /s/ Martin R. Benante

Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 3, 2006	By: /s/ Glenn E. Tynan

Glenn E. Tynan Chief Financial Officer

Date:	March 3, 2006	By: /s/ Kevin McClurg

Kevin McClurg Controller

Date:	March 3, 2006	By: /s/ Martin R. Benante

Martin R. Benante Director

Date:	March 3, 2006	By: /s/ James B. Busey IV

James B. Busey IV Director

Date:	March 3, 2006	By: /s/ S. Marce Fuller

S. Marce Fuller Director

Date:	March 3, 2006	By: /s/ David Lasky

David Lasky Director

Date:	March 3, 2006	By: /s/ Carl G. Miller

Carl G. Miller Director

Date:	March 3, 2006	By: /s/ William B. Mitchell

William B. Mitchell Director

Date:	March 3, 2006	By: /s/ John R. Myers

John R. Myers Director

Date:	March 3, 2006	By: /s/ William W. Sihler

William W. Sihler Director

Date:	March 3, 2006	By: /s/ J. McLain Stewart

J. McLain Stewart Director