Form 10-Q
period 2006-03-31
CURTISS WRIGHT CORP
filed 2006-05-10
CIK 26324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Common Stock, par value $1.00 per share: 43,804,922 shares (as of April 30, 2006).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,

	2006	2005

Net sales	$282,552	$258,487
Cost of sales	190,491	172,718
Gross profit	92,061	85,769

Research and development expenses	9,971	10,228
Selling expenses	18,342	16,924
General and administrative expenses	39,342	33,968
Environmental remediation and administrative expenses, net of recoveries	(238)	83
Loss (gain) on sale of real estate and fixed assets, net	25	(2,913)
Operating income	24,619	27,479

Other income (expense), net	304	(124)
Interest expense	(5,434)	(4,303)

Earnings before income taxes	19,489	23,052
Provision for income taxes	7,211	8,529

Net earnings	$12,278	$14,523

Basic earnings per share	$0.28	$0.34
Diluted earnings per share	$0.28	$0.33

Dividends per share	$0.06	$0.05

Weighted average shares outstanding:
Basic	43,636	43,022
Diluted	44,134	43,628

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$39,728	$59,021
Receivables, net	258,456	244,689
Inventories, net	166,930	146,297
Deferred tax assets, net	22,905	28,844
Other current assets	12,166	11,615
Total current assets	500,185	490,466
Property, plant and equipment, net	273,636	274,821
Prepaid pension costs	74,758	76,002
Goodwill	390,009	388,158
Other intangible assets, net	155,844	158,267
Other assets	12,724	12,571
Total Assets	$1,407,156	$1,400,285

Liabilities
Current Liabilities:
Short-term debt	$5,916	$885
Accounts payable	72,622	80,460
Dividends payable	2,630	–
Accrued expenses	56,779	74,252
Income taxes payable	11,457	22,855
Other current liabilities	45,511	43,051
Total current liabilities	194,915	221,503
Long-term debt	377,513	364,017
Deferred tax liabilities, net	53,253	53,570
Accrued pension and other postretirement benefit costs	76,568	74,999
Long-term portion of environmental reserves	22,407	22,645
Other liabilities	25,028	25,331
Total Liabilities	749,684	762,065
Stockholders' Equity
Common stock, $1 par value	25,542	25,493
Additional paid-in capital	64,539	59,794
Retained earnings	677,540	667,892
Accumulated other comprehensive income	22,109	20,655
	789,730	773,834
Less: Cost of treasury stock	(132,258)	(135,614)
Total Stockholders' Equity	657,472	638,220
Total Liabilities and Stockholders' Equity	$1,407,156	$1,400,285

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$12,278	$14,523
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	12,134	11,481
Loss (gain) on sale of real estate and fixed assets	25	(2,913)
Deferred income taxes	(20)	(297)
Share-based compensation	1,470	–
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(9,893)	(10,874)
Increase in inventories	(16,863)	(7,629)
Decrease in progress payments	(7,127)	(4,088)
Decrease in accounts payable and accrued expenses	(25,517)	(21,098)
Increase in deferred revenue	3,146	1,317
(Decrease) increase in income taxes payable	(5,455)	4,534
Increase in net pension and postretirement liabilities	2,813	2,194
Increase in other assets	(856)	(440)
(Decrease) increase in other liabilities	(370)	700
Total adjustments	(46,513)	(27,113)
Net cash used for operating activities	(34,235)	(12,590)
Cash flows from investing activities:
Proceeds from sales of non-operating assets	297	10,931
Acquisitions of intangible assets	(390)	–
Additions to property, plant and equipment	(7,686)	(11,819)
Net cash paid for acquisitions	(1,405)	(68,768)
Net cash used for investing activities	(9,184)	(69,656)
Cash flows from financing activities:
Proceeds from revolving credit agreement	54,000	209,000
Principal payments on revolving credit agreement	(35,504)	(129,180)
Proceeds from exercise of stock options	4,356	3,967
Excess tax benefits from share-based compensation	1,130	–
Net cash provided by financing activities	23,982	83,787
Effect of foreign currency	144	(796)
Net (decrease) increase in cash and cash equivalents	(19,293)	745
Cash and cash equivalents at beginning of period	59,021	41,038
Cash and cash equivalents at end of period	$39,728	$41,783

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$–	$82,480
Additional consideration paid on previous years’ acquisitions	1,405	6,210
Liabilities assumed from current year acquisitions	–	(19,702)
Cash acquired from current year acquisitions	–	(220)
Net cash paid for acquisitions	$1,405	$68,768

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2004	$16,646	$8,765	$55,851	$$601,070	$36,797	$(143,515)

Net earnings	–	–	–	75,280	–	–
Translation adjustments, net	–	–	–	–	(16,142)	–
Dividends	–	–	–	(8,458)	–	–
Stock options exercised, net	–	–	42	–	–	7,721
Stock issued under employee stock purchase plan, net	82	–	3,863	–	–	–
Recapitalization	8,765	(8,765)		–	–	–
Other	–	–	38	–	–	180
December 31, 2005	25,493	–	59,794	667,892	20,655	(135,614)

Net earnings	–	–	–	12,278	–	–
Translation adjustments, net	–	–	–	–	1,454	–
Dividends	–	–	–	(2,630)	–	–
Share-based compensation expense	–	–	1,356	–	–	114
Stock options exercised, net	–	–	381	–	–	3,184
Stock issued under employee stock purchase plan, net	49	–	2,179	–	–	–
Other	–	–	829	–	–	58
March 31, 2006	$25,542	$–	$64,539	$677,540	$22,109	$(132,258)

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2005 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

On February 7, 2006, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The split, in the form of 1 share of Common stock for each share of Common stock outstanding, was paid on April 21, 2006 to shareholders of record as of April 7, 2006. As the market price of the shares reflects the stock split at the time of the filing of this Quarterly Report on Form 10-Q, all references throughout this Quarterly Report on Form 10-Q to number of shares, per share amounts, stock options data, and market prices of the Corporation’s Common stock have been adjusted to reflect the effect of this stock split for all periods presented, where applicable. See Note 11 for further information regarding the stock split.

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), and related interpretations using the modified prospective method. See Note 7 for additional information regarding share-based compensation.

Certain prior year information has been reclassified to conform to current presentation.

2.	RECEIVABLES

Receivables at March 31, 2006 and December 31, 2005 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The composition of receivables for those periods is as follows:

	(In thousands)
	March 31, 2006	December 31, 2005
Billed Receivables:
Trade and other receivables	$181,861	$171,203
Less: Allowance for doubtful accounts	(5,272)	(5,453)
Net billed receivables	176,589	165,750
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	107,054	107,618
Less: Progress payments applied	(25,187)	(28,679)
Net unbilled receivables	81,867	78,939
Receivables, net	$258,456	$244,689

3.	INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31, 2006	December 31, 2005
Raw material	$58,684	$59,336
Work-in-process	48,148	43,099
Finished goods and component parts	54,017	52,825
Inventoried costs related to U.S. Government and other long-term contracts	38,130	27,533
Gross inventories	198,979	182,793
Less: Inventory reserves	(24,565)	(25,377)
Progress payments applied, principally related to long-term contracts	(7,484)	(11,119)
Inventories, net	$166,930	$146,297

4.	WARRANTY RESERVES

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

	(In thousands)
	2006	2005
Warranty reserves at January 1,	$9,850	$9,667
Provision for current year sales	1,062	808
Increase due to acquisitions	–	1,796
Current year claims	(660)	(610)
Change in estimates to pre-existing warranties	(135)	(391)
Foreign currency translation adjustment	23	(136)
Warranty reserves at March 31,	$10,140	$11,134

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$2,996	$2,595	$1,172	$924
Interest cost	2,146	1,992	2,128	2,064
Expected return on plan assets	(4,125)	(4,123)	(2,182)	(1,946)
Amortization of prior service cost	64	30	1	−
Amortization of net loss	48	7	−	−
Amortization of transition asset	(1)	(1)	−	−
Special termination benefits	267	−	−	−
Net periodic benefit cost	$1,395	$500	$1,119	$1,042

During the three months ended March 31, 2006, the Corporation did not make any contributions to the Curtiss-Wright and EMD pension plans. No contributions to the Curtiss-Wright Pension Plan are anticipated in 2006. Contributions to the EMD Pension Plan are expected to be $6.8 million during 2006.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the three months ended March 31, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plan				EMD Plan
	March 31,				March 31,
		2006		2005	2006	2005
Service cost	$	−	$	−	$140	$191
Interest cost		9		7	418	553
Amortization of net gain		(7)		(14)	(110)	−
Net periodic benefit cost (income)		$2		$(7)	$448	$744

During the three months ended March 31, 2006, the Corporation has paid $0.1 million and $0.4 million on the Curtiss-Wright and EMD postretirement plans, respectively. During 2006, the Corporation anticipates contributing $0.1 million and $1.8 million to the postretirement plans, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands) Three Months Ended March 31,
	2006	2005
Basic weighted average shares outstanding	43,636	43,022
Dilutive effect of stock options and deferred stock compensation	498	606
Diluted weighted average shares outstanding	44,134	43,628

As of March 31, 2006 and 2005, there were 620,000 and 250,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earning per share for the three months ended March 31, 2006 and 2005 as they would have been antidilutive for the respective period.

7.	SHARE-BASED COMPENSATION

The Corporation has four active employee share-based compensation programs as explained in further detail below and includes non-qualified share options, employee stock purchase plan options, performance shares, and performance restricted shares. Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based employee awards. Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. As the requisite service period for performance shares and performance restricted shares did not begin until January 1, 2006, no compensation cost was recorded in prior periods. Effective January 1, 2006, the Corporation adopted FAS 123(R) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. Additionally, FAS 123(R) requires that cash flows resulting from tax deductions in excess of compensation cost that had been reflected as operating cash flows be reflected as financing cash flows.

The compensation cost charged against income in the first quarter of 2006 for employee share-based compensation programs was $1.4 million, before taxes of $0.4 million, as follows:

(In thousands)
Non-qualified share options	$784
Employee stock purchase options	341
Performance shares	214
Performance restricted shares	–
Other share-based payments	131
Total	$1,470
Net income impact	$1,052
EPS Impact:
Basic	$0.02
Diluted	$0.02

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other share-based payments include unrestricted share awards to employees and restricted stock awards to non-employee directors, who are treated as employees as prescribed by FAS 123(R). The compensation cost recognized follows the cost of the employee, which is primarily reflected as selling and general administrative expense in the unaudited consolidated income statement. No cost was capitalized during fiscal 2006.

Pro forma information regarding net earnings and earnings per share is required by FAS 123(R), and has been determined as if the Corporation had accounted for its employee non-qualified share options and employee stock purchase plan option grants under the fair value method in prior periods. The Corporation’s pro forma results are as follows:

(In thousands, except per share data) Three Months Ended March 31, 2005
Net earnings, as reported	$14,523
Add: Total share-based employee compensation cost, net of related tax effects, included in net income as reported	–
Deduct: Total share-based employee compensation cost determined under fair value based method for all awards, net of related tax effects	(568)
Pro forma net earnings	$13,955
Net earnings per share:
As reported:
Basic	$0.34
Diluted	$0.33
Pro forma:
Basic	$0.33
Diluted	$0.32

2005 Long-Term Incentive Plan (the “2005 LTI Plan”): Under the 2005 LTI Plan approved by stockholders in 2005 and effective as of May 19, 2005, an aggregate total of 5,000,000 shares of Common stock were registered under the 2005 LTI Plan. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 400,000 shares of Common stock or 200,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan. Awards under the 2005 LTI Plan currently consist of four components – performance units (cash), non-qualified stock options, performance shares, and performance restricted shares. Details regarding the performance units can be found in the Corporation’s 2005 Annual Report on Form 10-K.

Under the 2005 LTI Plan, the Corporation granted non-qualified stock options in 2005 to key employees. Grants under the 2005 LTI Plan were made in the fourth quarter of 2005. Stock options granted under the 2005 LTI Plan expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the 2005 LTI Plan, the Corporation granted performance shares and performance restricted shares to certain of the Corporation’s key executives and are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance shares were granted in the fourth quarter of 2005 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The performance restricted shares were granted in the first quarter of 2006 and are contingent upon the satisfaction of performance objectives keyed to achieving certain operating income statistics in the year of grant and are subsequently restricted for an addition two years.

As of March 31, 2006, there are 4.5 million remaining allowable shares for issuance under the 2005 LTI Plan.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”): Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 6,000,000 shares of Common stock were registered under the 1995 LTI Plan. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 100,000 shares of Common stock may be awarded in any year to any one participant in the 1995 LTI Plan. Awards under the 1995 LTI Plan consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants. Details regarding the performance units can be found in the Corporation’s 2005 Annual Report on Form 10-K.

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

In May 2003, the Corporation’s Board of Directors and stockholders approved an amendment to the 1995 LTI Plan to authorize non-employee directors to participate in the plan. The amendment provided that each non-employee director could receive the equivalent of $15,000 of the Corporation’s Common stock per year. The Board of Directors approved and issued stock grants of 554 shares, 536 shares, and 960 shares in 2005, 2004, and 2003, respectively, of the Corporation’s Common stock to each of the eight non-employee directors. The stock grants were valued at $15,000 based on the market price of the Corporation’s Common stock on the grant date and were expensed at the time of issuance.

During 2005, the 1995 LTI Plan was superseded by the 2005 LTI Plan so there are no remaining allowable shares for future awards under the 1995 LTI Plan. As of March 31, 2006 there were options representing a total of 1,352,938 shares outstanding under the 1995 plan.

Non-Qualified Share Options: The fair value of the non-qualified share options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock and other factors. The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2004	2003
Risk-free interest rate	4.52%	3.89%	3.68%
Expected volatility	23.21%	31.37%	31.68%
Expected dividend yield	0.86%	0.64%	0.94%
Expected term (in years)	7.0	7.0	7.0
Weighted-average grant-date fair value of options	$9.11	$10.72	$6.99

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of employee stock option activity under the 2005 and 1995 LTI Plans are as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2005	1,916	$18.21	7.1	$17,812
Granted	–	–
Exercised	(180)	11.53
Forfeited/Cancelled	(10)	18.11
Outstanding at March 31, 2006	1,726	$18.91	7.0	$24,494
Exercisable at March 31, 2006	1,097	$14.47	5.9	$20,439

The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was $3.8 million and $3.6 million, respectively.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was, in-substance, multiple awards. During the first quarter of 2006, compensation cost associated with non-qualified stock options of $0.8 million was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of March 31, 2006, there was approximately $3.7 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

Cash received from option exercises during the first quarter of 2006 and 2005 was $2.1 million and $2.2 million, respectively. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the first quarter of fiscal 2006 and 2005, was $1.5 million and $1.4 million, respectively, and was credited to additional paid in capital.

Performance Shares and Performance Restricted Shares: Since 2005, the Corporation has granted performance shares and performance restricted shares to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various departmental and company-wide performance goals, including net income targets against budget and as a percentage of sales against a peer group and operating income as a percentage of sales against budget. The nonvested shares are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the shares are nontransferable while subject to forfeiture. A summary of performance share and performance restricted share activity for the first quarter of 2006 is as follows:

	Units (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	217	$27.92
Granted	62	29.65
Vested	–	–
Forfeited	–	–
Nonvested at March 31, 2006	279	$28.30

The grant-date fair values of performance shares and performance restricted shares are based on the market price of the stock and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that fifty percent of the performance shares and 100% of the performance restricted shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. As of March 31, 2006, there was $2.8 million of unrecognized

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

compensation cost related to nonvested performance shares, which is expected to be recognized over a period of 2.75 years.

Employee Stock Purchase Plan: The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2006, 97,210 shares were purchased under the ESPP. As of March 31, 2006, there were 1.7 million shares available for future offerings, and the Corporation has withheld $1.3 million from employees, the equivalent of 55,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. No tax benefit associated with disqualifying dispositions was recognized in the first quarter of 2006.

The fair value of the employee stock purchase plan options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock. The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004
Risk-free interest rate	4.37%	2.86%	1.33%
Expected volatility	24.76%	30.98%	23.99%
Expected dividend yield	0.45%	0.33%	0.35%
Expected term (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$6.21	$6.68	$5.61

2005 Stock Plan for Non-Employee Directors: The Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award valued at $50,000, which are subject to a three year restriction period commencing on the date of the grant. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors receive a one-time restricted stock award valued at $25,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2006, the Corporation awarded 14,560 shares of restricted stock under the 2005 Stock Plan, of which 9,100 shares have been deferred by certain directors.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1996 Stock Plan for Non-Employee Directors: The Stock Plan for Non-Employee Directors (“1996 Stock Plan”), approved by the stockholders in 1996, authorized the grant of restricted stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Pursuant to the terms of the 1996 Stock Plan, non-employee directors received an initial restricted stock grant of 7,224 shares in 1996, which became unrestricted in 2001. Additionally, on the fifth anniversary of the initial grant, those non-employee directors who remained a non-employee director received an additional restricted stock grant equal to the product of increasing $13,300 at an annual rate of 2.96%, compounded monthly from the effective date of the 1996 Stock Plan. In 2001, the amount per director was calculated to be $15,419, representing a total additional grant of 3,110 restricted shares. The cost of the restricted stock awards is being amortized over the five-year restriction period from the date of grant. Prior to the effective date of the 2005 Stock Plan, newly elected non-employee directors received similar compensation under the terms of the 1996 Stock Plan upon their election to the Board.

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 63,758 shares, at an average price of $18.56 as of March 31, 2006. During 2006, the Corporation issued 3,116 shares in deferred compensation pursuant to such elections.

8.	SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended March 31, 2006
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
Revenue from external customers	$ 121,167	$ 107,746	$ 53,639	$ 282,552	$ −	$ 282,552
Intersegment revenues	−	59	171	230	(230)	−
Operating income	10,866	5,055	9,580	25,501	(882)	24,619

	(In thousands) Three Months Ended March 31, 2005
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
Revenue from external customers	$ 109,413	$ 100,084	$ 48,990	$ 258,487	$ −	$ 258,487
Intersegment revenues	−	120	108	228	(228)	−
Operating income	10,467	6,418	7,825	24,710	2,769	27,479

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
March 31, 2006	$ 464,841	$ 659,279	$ 198,164	$ 1,322,284	$ 84,872	$ 1,407,156
December 31, 2005	440,550	653,037	194,316	1,287,903	112,382	1,400,285

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adjustments to reconcile to earnings before income taxes:

	(In thousands) Three months ended
	March 31,
	2006	2005
Total segment operating income	$25,501	$24,710
Corporate and administrative	(882)	10
(Loss) gain on sale of Corporate real estate and fixed assets	−	2,759
Other income (expense), net	304	(124)
Interest expense	(5,434)	(4,303)
Earnings before income taxes	$19,489	$23,052

9.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

	(In thousands) Three Months Ended

	March 31,

	2006	2005
Net earnings	$12,278	$14,523
Equity adjustment from foreign currency translations	1,454	(3,793)
Total comprehensive income	$13,732	$10,730

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

10.	CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is planned for 2017, is $3.1 million.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At March 31, 2006, and December 31, 2005 the Corporation had contingent liabilities on outstanding letters of credit of $30.9 million and $32.3 million, respectively.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SUBSEQUENT EVENTS

Acquisition of Enpro Systems Ltd.

On April 18, 2006, the Corporation acquired the assets and certain liabilities of Enpro Systems Ltd. (“Enpro”), whose operations are located in Channelview, Texas. The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $17.5 million. Management funded the purchase from the Corporation’s revolving credit facility. Revenues of the purchased business were $35.9 million for the year ended December 31, 2005. Enpro is a leader in the design and manufacture of engineered pressure vessels, catalytic cracking process equipment, and critical service valves for the petrochemical, refining, and utility markets. Management intends to incorporate the operations of Enpro into the Corporation’s Flow Control segment.

Two-for-one Stock Split

On April 21, 2006, the Corporation distributed stock pursuant to the Board of Directors declaration on February 7, 2006of a 2-for-1 stock split in the form of a 100% stock dividend. The split, in the form of 1 share of Common stock for each share of Common stock outstanding, was payable to shareholders of record as of April 7, 2006. To effectuate the stock split, the Corporation issued 21.9 million shares of original Common stock, at $1.00 par value from capital surplus, with a corresponding reduction in retained earnings of $21.9 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – ITEM 2

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING INFORMATION

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking" information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in (a) Item 1. Financial Statements and (b) Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation's successful execution of internal performance plans; performance issues with key suppliers, subcontractors, and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; ability of outside third parties to comply with their commitments; adverse labor actions involving key customers or suppliers; product demand and market acceptance risks; the effect of economic conditions and fluctuations in foreign currency exchange rates; the impact of competitive products and pricing; product development, commercialization, and technological difficulties; social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; the factors discussed under the caption “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005; and other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

The Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

COMPANY ORGANIZATION

We are a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial power, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one business sector, and to establish strong positions in profitable niche markets. Approximately 50% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are “incremental” for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.” During the first quarter of 2006, we redefined the method of calculating organic growth, by including the results of operations for acquisitions in the base business after twelve full months of ownership.

Therefore, for the three months ended March 31, 2006, our organic growth includes one month of operations of Indal Technologies, acquired in March 2005, for 2006 and 2005. The remaining 2 months of 2006 are considered “incremental”.

Three months ended March 31, 2006

Sales for the first quarter of 2006 totaled $282.6 million, an increase of 9% from sales of $258.5 million for the first quarter of 2005. New orders received for the current quarter of $388.0 million were up 19% over the orders of $325.8 million for the first quarter of 2005. The acquisition made in 2005 contributed $2.4 million in incremental new orders received in the first quarter of 2006. Backlog increased 13% to $911.7 million at March 31, 2006 from $805.6 million at December 31, 2005. Approximately 70% of our backlog is from military business.

Sales growth for the first quarter of 2006, as compared to the same period last year, was driven by our Flow Control and Metal Treatment segments, which experienced organic growth of 11% and 10%, respectively, compared to the prior year period. Our Motion Control segment’s organic sales increased 2% in the first quarter of 2006 as compared to the prior year period. The first quarter of 2006 also benefited from the 2005 acquisition of Indal Technologies, which contributed $5.9 million in incremental sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

In our base businesses, higher sales from our Flow Control segment to the oil and gas industry of $7.7 million and the U.S. Navy of $5.5 million, higher sales of our motion control products to the global commercial aerospace market of $6.0 million, and increased global shot peening and coatings sales from our Metal Treatment segment of $4.5 million, primarily to the commercial aerospace market, all contributed to the organic growth. Offsetting these increases are lower sales of flow control products to the power generation market of $2.3 million and lower metal treatment coatings sales to the domestic automotive market of $1.4 million. In addition, foreign currency translation adversely impacted sales by $3.5 million for the quarter ended March 31, 2006, compared to the prior year period.

Operating income for the first quarter of 2006 totaled $24.6 million, a decrease of 10% from operating income of $27.5 million for the same period last year. The decrease was mainly due to the first quarter 2005 gain on the sale of a former operating facility of $2.8 million. Business segment operating income increased 3% for the same comparable periods. Operating income in the first quarter of 2006 as compared to the prior year period included higher general and administrative costs related to the adoption of FAS 123(R), which lowered operating income by $1.1 million, and higher pension expense related to the Curtiss-Wright pension plans of $0.9 million. Foreign exchange translation had an adverse impact of $1.3 million on operating income for the first quarter of 2006, as compared to the prior year period.

Our business segments experienced organic operating income growth of 7% in the first quarter of 2006 as compared to the first quarter of 2005, driven primarily by our Metal Treatment segment, which experienced organic operating income growth of 22% due mainly to the higher sales volume noted above. Our Flow Control segment experienced organic operating income growth of 4%, while our Motion Control segment’s organic operating income declined 9%. Additionally, our 2005 acquisition experienced an operating loss of $0.9 million in the first quarter of 2006 due to the timing of their contracts.

Net earnings for the first quarter of 2006 totaled $12.3 million, or $0.28 per diluted share, which represents a decrease of 15% as compared to the net earnings for the first quarter of 2005 of $14.5 million, or $0.33 per diluted share. Higher interest rates led to higher interest expense of $0.7 million, net after tax, in the first quarter of 2006 as compared to the first quarter of 2005.

Segment Operating Performance:

	Three Months Ended March 31,
	2006	2005	% Change
Sales:
Flow Control	$121,167	$109,413	10.7%
Motion Control	107,746	100,084	7.7%
Metal Treatment	53,639	48,990	9.5%
Total Sales	$282,552	$258,487	9.3%

Operating Income:
Flow Control	$10,866	$10,467	3.8%
Motion Control	5,055	6,418	-21.2%
Metal Treatment	9,580	7,825	22.4%
Total Segments	25,501	24,710	3.2%
Corporate & Other	(882)	2,769	-131.9%

Total Operating Income	$24,619	$27,479	-10.4%

Operating Margins:
Flow Control	9.0%	9.6%
Motion Control	4.7%	6.4%
Metal Treatment	17.9%	16.0%
Total Curtiss-Wright	8.7%	10.6%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Flow Control

Our Flow Control segment posted sales of $121.2 million for the first quarter of 2006, an increase of 11% from $109.4 million in the first quarter of 2005. All growth was organic as there were no acquisitions in 2005 and 2006. The increase in sales was primarily driven by higher sales to the oil and gas industry of $7.7 million and the U.S. Navy of $5.5 million. Partially offsetting these increases was a decline in sales to the power generation market of $2.3 million. Our coker valve products continue to increase in market share and accounted for approximately two thirds of our oil and gas industry growth. Valve and field service revenues also increased within the oil and gas industry as refineries, who have been posting record profits, begin to invest in increasing capacity, improve worker safety, and increase operational efficiencies. The increased revenues to the U.S. Navy were driven by greater generator and pump production work on the CVN aircraft carrier, which was up $3.1 million and $0.9 million, respectively, over the prior year period. Continued strong demand for our JP-5 jet fuel transfer valves used on Nimitz-class aircraft carriers increased sales $1.3 million over the comparable prior year period. Sales in our nuclear power generation business, which is primarily driven by customer maintenance schedules and often vary in timing, had lower fastener product sales of $1.4 million as well as lower project revenues for the Department of Energy. Foreign currency translation minimally impacted this segment’s sales for the first quarter of 2006 as compared to the prior year period.

Operating income for the first quarter of 2006 was $10.9 million, an increase of 4% as compared to $10.5 million for the same period last year. The improvement in operating income was driven primarily by higher sales volume and related improvements in gross margin, which improved 140 basis points compared to the prior year period in 2005. Partially offsetting the volume and gross margin gains were additional test and qualification costs in the power generation market and less favorable sales mix within the naval defense valve and electronics businesses. In the oil and gas market, volume increases were partially offset by higher material and transportation costs along with increased selling expenses to support the sales growth. In addition, the Flow Control segment invested additional research and development costs to take advantage of the anticipated power generation market growth in China. Foreign currency translation minimally impacted this segment’s operating income for the first quarter of 2006 as compared to the prior year period.

New orders received for the Flow Control segment totaled $204.3 million in the first quarter of 2006 representing an increase of 54% from the same period in 2005 due primarily to the increased demand for our Coker products in the oil and gas market and additional orders of flow control products relating to the naval defense pump and generator markets. Backlog increased 19% to $512.3 million at March 31, 2006 from $429.3 million at December 31, 2005.

Motion Control

Sales for our Motion Control segment increased 8% to $107.7 million in the first quarter of 2006 from $100.1 million in the first quarter of 2005, primarily due to the contribution of the 2005 acquisition, which contributed $5.9 million in incremental sales for the first quarter of 2006. Organic sales growth was 2% in the first quarter of 2006 due primarily to higher sales to the commercial aerospace industry of $6.0 million partially offset by lower sales to the general industrial, defense aerospace, and defense ground markets of $3.2 million, in the aggregate. Sales of various actuation and sensor products to original equipment aircraft manufacturers increased $2.7 million due to our customers’ increasing order base, while repair and overhaul sales increased $2.4 million due to the continuing recovery of the commercial aerospace industry. These improvements were achieved despite the impact of reduced ship sets associated with the 2005 Boeing strike. Sales of controller products to the general industrial markets declined $1.7 million, as a primary customer for these products began its own in-house production. We expect this trend to continue throughout 2006, however, we do not believe the loss of this customer will have a material impact on the sales or operating profit on the Corporation or this segment. Sales of embedded computing products to the defense ground market declined $2.3 million, primarily due to lower spares sales for the Bradley Fighting Vehicle as orders were received later in the first quarter as compared to the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

prior year period and lower redesign and production work for the mobile gun system offset by new production orders for armored security vehicles. Foreign currency translation adversely impacted sales for the first quarter of 2006 by $2.0 million as compared to the prior year period.

Operating income for the first quarter of 2006 was $5.1 million, a decrease of 21% from the same period last year of $6.4 million. The segment’s 2005 acquisition experienced an operating loss in the quarter of $0.9 million due to delays in timing of their contracts. Additionally, the segment experienced an organic operating income decline of 9% driven primarily by lower cost absorption due to lower sales volume primarily in our embedded computing group, unfavorable sales mix resulting from lower sales of higher margin programs such as the F-22 and the European controllers business, increased material costs and the margin impact of the 2005 Boeing strike. The business segment’s operating income was also adversely impacted by foreign currency translation of $0.9 million in the first quarter of 2006, as compared to the first quarter of 2005.

New orders received for the Motion Control segment totaled $129.6 million in the first quarter of 2006, a decrease of 10% from the same period in 2005. The decline was mainly due to significant contract wins for military aerospace actuation systems in the first quarter of 2005 that did not occur in 2006. However, new orders were strong in the quarter, as backlog increased 6% to $397.0 million at March 31, 2006 from $374.5 million at December 31, 2005, primarily due to increased orders in the commercial aerospace market.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $53.6 million for the first quarter of 2006, up 10% when compared with $49.0 million in the first quarter of 2005. The sales improvement is mainly due to higher global shot peening and coatings revenues in the commercial aerospace market of $3.9 million along with strong demand in the heat treating business within the general industrial market, which increased $1.4 million. Offsetting these declines were lower coatings sales to the domestic automotive market of $1.4 million. In addition, foreign currency translation adversely impacted sales for the first quarter of 2006 by $1.6 million, as compared to the prior year period.

Operating income for the first quarter of 2006 increased 22% to $9.6 million from $7.8 million for the same period last year. Overall margin improvement was due mainly to the higher sales volume, primarily in our heat treating division, which benefited from increased productivity. The business segment was also adversely impacted from unfavorable foreign currency translation of $0.4 million in the first quarter of 2006, as compared to the first quarter of 2005.

New orders received for the Metal Treatment segment totaled $54.1 million in the first quarter of 2006, an increase of 9% from the same period in 2005. Backlog increased 24% to $2.4 million at March 31, 2006 from $1.9 million at December 31, 2005.

Interest Expense

The increase in interest expense of $1.1 million for the first quarter of 2006 was due to higher interest rates, as our average rate of borrowing in the first quarter of 2006 increased to 5.4% from 4.3% for the comparable prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor and is therefore subject to market fluctuations and conditions. A substantial portion of our business is in the defense sector, which is characterized by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestones) that provide us with cash receipts, as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

Our working capital was $305.3 million at March 31, 2006, an increase of $36.3 million from the working capital at December 31, 2005 of $269.0 million. The ratio of current assets to current liabilities was 2.6 to 1 at March 31, 2006 versus 2.2 to 1 at December 31, 2005. Cash and cash equivalents totaled $39.7 million at March 31, 2006, down from $59.0 million at December 31, 2005. The decrease was primarily due to the use of $20.9 million in cash and cash equivalents available to fund operations prior to borrowing under the Revolving Credit Agreement. Days sales outstanding at March 31, 2006 was 53 days as compared to 43 days at December 31, 2005. Inventory turns were 4.9 for the three months ended March 31, 2006 as compared to 5.6 at December 31, 2005.

Excluding cash, working capital increased $55.6 million from December 31, 2005. Working capital changes were primarily affected by a decrease of $25.5 million in accounts payable and accrued expenses due to the payments of annual compensation plans, interest on our 2003 Notes, and lower days payable outstanding. Inventory increased $16.9 million due to build up for future 2006 sales and stocking of new programs as well as delayed customer shipments and milestone billings, while receivables increased $9.9 million due to higher sales volume, particularly late in the first quarter, and strong collections in the fourth quarter of 2005.

Investing Activities

As indicated in Note 2 to the Consolidated Financial Statements of our 2005 Annual Report on Form 10-K, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first quarter of 2006, the Corporation made $1.4 million in earn-out payments. Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Capital expenditures were $7.7 million in the first quarter of 2006. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments.     We expect to make additional capital expenditures of approximately $40 million during the remainder of 2006 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Financing Activities

During the first quarter of 2006, we used $18.5 million in available credit under the Revolving Credit Agreement to fund operating and investing activities. The unused credit available under the Revolving Credit Agreement at March 31, 2006 was $350.6 million. The Agreement expires in July 2009. Additionally, we have reclassified $5.0 million of debt due under a 2007 Industrial Revenue Bond as short-term debt. We believe funds from operations will be sufficient to satisfy the obligation in the first quarter of 2007. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 5.36% during the first quarter of 2006 and 4.32% for the comparable prior year period.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 7, 2006, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently issued accounting standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. We do not anticipate that the adoption of this statement will have a material impact on our results of operation or financial condition.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. We do not anticipate that the adoption of this statement will have a material impact on our results of operation or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the three months ended March 31, 2006. Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2006, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation or its subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos. To date, the Corporation has not been found liable or paid any material sum of money in settlement in any case. The Corporation believes that the minimal use of asbestos in its operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. The Corporation does maintain insurance coverage for these potential liabilities and it believes adequate coverage exists to cover any unanticipated asbestos liability.

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION (Registrant)

By :_/s/ Glenn E. Tynan___________
Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: May 10, 2006