Form 10-Q
period 2006-06-30
CURTISS WRIGHT CORP
filed 2006-08-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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

Common Stock, par value $1.00 per share 43,923,622 shares (as of July 31, 2006).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net sales	$309,635	$283,193	$592,187	$541,680
Cost of sales	204,082	182,894	394,573	355,612

Gross profit	105,553	100,299	197,614	186,068

Research and development expenses	11,333	11,580	21,304	21,808
Selling expenses	19,280	17,971	37,622	34,895
General and administrative expenses	41,442	37,001	80,784	70,969
Environmental remediation and administrative expenses, net of recoveries	327	573	89	656
Loss (gain) on sale of real estate and fixed assets	94	(12)	119	(2,925)

Operating income	33,077	33,186	57,696	60,665

Other income (expense), net	9	(576)	313	(700)
Interest expense	(5,948)	(4,778)	(11,382)	(9,081)

Earnings before income taxes	27,138	27,832	46,627	50,884
Provision for income taxes	6,046	9,898	13,257	18,427

Net earnings	$21,092	$17,934	$33,370	$32,457

Basic earnings per share	$0.48	$0.41	$0.76	$0.75

Diluted earnings per share	$0.48	$0.41	$0.75	$0.74

Dividends per share	$0.06	$0.05	$0.12	$0.09

Weighted average shares outstanding:
Basic	43,807	43,216	43,714	43,114
Diluted	44,295	43,776	44,208	43,688

Shares and per share amounts have been adjusted on a pro forma basis for the April 21, 2006
2-for-1 stock split as further described in Note 1 to the consolidated financial statements.

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$43,136	$59,021
Receivables, net	268,834	244,689
Inventories, net	177,418	146,297
Deferred tax assets, net	23,025	28,844
Other current assets	13,006	11,615

Total current assets	525,419	490,466

Property, plant and equipment, net	289,334	274,821
Prepaid pension costs	72,516	76,002
Goodwill	407,477	388,158
Other intangible assets, net	159,898	158,267
Other assets	12,426	12,571

Total Assets	$1,467,070	$1,400,285

Liabilities
Current Liabilities:
Short-term debt	$5,937	$885
Accounts payable	76,218	80,460
Dividends payable	2,633	—
Accrued expenses	68,245	74,252
Income taxes payable	822	22,855
Other current liabilities	55,192	43,051

Total current liabilities	209,047	221,503

Long-term debt	389,010	364,017
Deferred tax liabilities, net	50,643	53,570
Accrued pension and other postretirement benefit costs	76,492	74,999
Long-term portion of environmental reserves	21,909	22,645
Other liabilities	27,090	25,331

Total Liabilities	774,191	762,065

Stockholders’ Equity
Common stock, $1 par value	47,435	25,493
Additional paid-in capital	65,401	59,794
Retained earnings	674,109	667,892
Accumulated other comprehensive income	36,849	20,655

	823,794	773,834
Less: Cost of treasury stock	(130,915)	(135,614)

Total Stockholders’ Equity	692,879	638,220

Total Liabilities and Stockholders’ Equity	$1,467,070	$1,400,285

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$33,370	$32,457

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,946	23,777
Loss (gain) on sale of real estate and fixed assets	119	(2,925)
Deferred income taxes	(2,368)	(1,158)
Share-based compensation	2,929	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(13,906)	(10,070)
Increase in inventories	(25,164)	(17,375)
(Increase) decrease in progress payments	(3,129)	477
Decrease in accounts payable and accrued expenses	(16,747)	(1,937)
Increase (decrease) in deferred revenue	12,015	(888)
(Decrease) increase in income taxes payable	(15,989)	829
Increase in net pension and postretirement liabilities	4,979	1,870
Decrease in other assets	987	933
(Decrease) increase in other liabilities	(1,020)	1,238

Total adjustments	(32,348)	(5,229)

Net cash provided by operating activities	1,022	27,228

Cash flows from investing activities:
Proceeds from sales of non-operating assets	387	11,020
Acquisitions of intangible assets	(826)	(255)
Additions to property, plant and equipment	(17,137)	(22,032)
Net cash paid for acquisitions	(34,576)	(68,942)

Net cash used for investing activities	(52,152)	(80,209)

Cash flows from financing activities:
Proceeds from revolving credit agreement	164,500	255,000
Principal payments on revolving credit agreement	(134,528)	(195,226)
Proceeds from exercise of stock options	4,815	4,815
Dividends paid	(2,627)	(1,943)
Excess tax benefits from share-based compensation	1,329	—

Net cash provided by financing activities	33,489	62,646

Effect of foreign currency	1,756	(2,720)

Net (decrease) increase in cash and cash equivalents	(15,885)	6,945
Cash and cash equivalents at beginning of period	59,021	41,038

Cash and cash equivalents at end of period	$43,136	$47,983

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$38,382	$82,494
Additional consideration paid on previous years’ acquisitions	3,283	6,384
Liabilities assumed from current year acquisitions	(7,086)	(19,716)
Cash acquired from current year acquisitions	(3)	(220)

Net cash paid for acquisitions	$34,576	$68,942

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2004	$16,646	$8,765	$55,851	$601,070	$36,797	$(143,515)

Net earnings	—	—	—	75,280	—	—
Translation adjustments, net	—	—	—	—	(16,142)	—
Dividends	—	—	—	(8,458)	—	—
Stock options exercised, net	—	—	42	—	—	7,721
Stock issued under employee stock purchase plan, net	82	—	3,863	—	—	—
Recapitalization	8,765	(8,765)		—	—	—
Other	—	—	38	—	—	180

December 31, 2005	25,493	—	59,794	667,892	20,655	(135,614)

Net earnings	—	—	—	33,370	—	—
Translation adjustments, net	—	—	—	—	16,194	—
Dividends	—	—	—	(5,260)	—	—
Share-based compensation expense	—	—	2,788	—	—	141
Stock options exercised, net	—	—	(84)	—	—	4,357
Stock issued under employee stock purchase plan, net	49	—	2,217	—	—	—
Two-for-one common stock split effected in the form of a 100% stock dividend	21,893	—	—	(21,893)	—	—
Other	—	—	686	—	—	201

June 30, 2006	$47,435	$—	$65,401	$674,109	$36,849	$(130,915)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, oil and gas processing, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 34 manufacturing facilities, 58 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), and related interpretations using the modified prospective method. See Note 10 for additional information regarding share-based compensation.

Certain prior year information has been reclassified to conform to current presentation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	ACQUISITIONS

The Corporation acquired two business during the six months ended June 30, 2006, as described in more detail below. The acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, within twelve months from acquisition.

Please refer to the Corporation’s 2005 Annual Report on Form 10-K for more detail on the 2005 acquisition. The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

Flow Control Segment

Enpro Systems

On April 18, 2006, the Corporation acquired the assets and certain liabilities of Enpro Systems Ltd. (“Enpro”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $17.5 million. Under the terms of the agreement, the Corporation deposited $1.0 million into escrow as security for potential indemnification claims against the seller. Any escrow remaining after claims for indemnification have been settled will be paid to the seller in installments over the 13 months from the acquisition date by the escrow agent. Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $6.9 million at June 30, 2006. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

Enpro, whose operations are located in Channelview, Texas, is a leader in the design and manufacture of engineered pressure vessels, catalytic cracking process equipment, and critical service valves for the petrochemical, refining, and utility markets. Revenues of the acquired business were $35.9 million for the year ended December 31, 2005.

Metal Treatment Segment

Allegheny Coatings

On May 10, 2006, the Corporation acquired the assets and certain liabilities of two business units of Diversified Coatings, Inc. doing business as Allegheny Coatings (“Allegheny”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $15.1 million. The Corporation is holding $1.5 million as security for potential indemnification claims. Any amount of holdback remaining after claims for indemnification have been settled will be paid 15 months from the acquisition date. Management funded the cash portion of the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $4.2 million at June 30, 2006. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The two acquired business units, located in Fremont, Indiana and Ingersoll, Ontario, Canada, apply high performance specialized coatings primarily to automotive braking and suspension components utilizing automated spray coating lines. Revenues of the combined business units were $12.7 million for the year ended December 31, 2005.

3.	RECEIVABLES

Receivables at June 30, 2006 and December 31, 2005 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	June 30, 2006	December 31, 2005

Billed Receivables:
Trade and other receivables	$191,442	$171,203
Less: Allowance for doubtful accounts	(5,309)	(5,453)

Net billed receivables	186,133	165,750

Unbilled Receivables:
Recoverable costs and estimated earnings not billed	111,564	107,618
Less: Progress payments applied	(28,863)	(28,679)

Net unbilled receivables	82,701	78,939

Receivables, net	$268,834	$244,689

The net receivable balance at June 30, 2006 includes $7.6 million related to the Corporation’s 2006 acquisitions.

4.	INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30, 2006	December 31, 2005

Raw material	$67,512	$59,336
Work-in-process	48,716	43,099
Finished goods and component parts	55,855	52,825
Inventoried costs related to U.S. Government and other long-term contracts	39,674	27,533

Gross inventories	211,757	182,793
Less: Inventory reserves	(26,533)	(25,377)
Progress payments applied, principally related to long-term contracts	(7,806)	(11,119)

Inventories, net	$177,418	$146,297

The net inventory balance at June 30, 2006 includes $0.5 million related to the Corporation’s 2006 acquisitions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2005	$117,169	$250,896	$20,093	$388,158
Goodwill from 2006 acquisitions	6,876	—	4,240	11,116
Change in estimate to fair value of net assets acquired in prior years	—	(1,327)	—	(1,327)
Additional consideration of prior years’ acquisitions	1,396	1,700	4	3,100
Currency translation adjustment	880	5,264	286	6,430

June 30, 2006	$126,321	$256,533	$24,623	$407,477

The purchase price allocations relating to the businesses acquired during 2006 are based on estimates and have not yet been finalized.

6.	OTHER INTANGIBLE ASSETS, net

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

June 30, 2006	Gross	(In thousands) Accumulated Amortization	Net

Developed technology	$96,416	$(16,919)	$79,497
Customer related intangibles	77,378	(11,328)	66,050
Other intangible assets	17,389	(3,038)	14,351

Total	$191,183	$(31,285)	$159,898

December 31, 2005	Gross	(In thousands) Accumulated Amortization	Net

Developed technology	$92,580	$(13,510)	$79,070
Customer related intangibles	74,063	(8,960)	65,103
Other intangible assets	16,697	(2,603)	14,094

Total	$183,340	$(25,073)	$158,267

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the net balance of intangibles assets during the six months ended June 30, 2006.

	(In thousands)
	Developed technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total

December 31, 2005	$79,070	$65,103	$14,094	$158,267
Acquired during 2006	2,038	2,694	621	5,353
Amortization expense	(3,050)	(2,300)	(425)	(5,775)
Net currency translation adjustment	1,439	553	61	2,053

June 30, 2006	$79,497	$66,050	$14,351	$159,898

7.	WARRANTY RESERVES

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

	(In thousands)
	2006	2005

Warranty reserves at January 1,	$9,850	$9,667
Provision for current year sales	1,609	1,531
Increase due to acquisitions	—	1,796
Current year claims	(1,071)	(1,271)
Change in estimates to pre-existing warranties	(313)	(727)
Foreign currency translation adjustment	352	(397)

Warranty reserves at June 30,	$10,427	$10,599

8.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

The components of net periodic pension cost for the three months June 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$2,996	$2,595	$1,172	$924
Interest cost	2,146	1,992	2,128	2,064
Expected return on plan assets	(4,125)	(4,123)	(2,182)	(1,946)
Amortization of prior service cost	64	30	1	—
Amortization of net loss	48	7	—	—
Amortization of transition asset	(1)	(1)	—	—
Other benefit costs	1,288	—	—	—

Net periodic benefit cost	$2,416	$500	$1,119	$1,042

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of net periodic pension cost for the six months June 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans

	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$5,992	$5,190	$2,344	$1,848
Interest cost	4,292	3,984	4,256	4,128
Expected return on plan assets	(8,250)	(8,246)	(4,364)	(3,892)
Amortization of prior service cost	128	60	2	—
Amortization of net loss	96	14	—	—
Amortization of transition asset	(2)	(2)	—	—
Other benefit costs	1,555	—	—	—

Net periodic benefit cost	$3,811	$1,000	$2,238	$2,084

During the six months ended June 30, 2006, the Corporation did not make any contributions to the Curtiss-Wright Pension Plan and no contributions are anticipated in 2006. Contributions to the EMD Pension Plan were $1.4 million during the first six months of 2006 and are expected to be $6.8 million during the year.

The other benefit costs indicated above represent two events that are accounted for under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”). The first event is a settlement charge resulting from the retirement of a key executive and his subsequent election to receive his pension benefit as a single sum payout. As a result of this single sum payout, special settlement requirements under FAS 88 have been triggered. The second event resulted from special termination benefits offered for a limited period of time to certain employees in the Motion Control segment who terminated their employment with the Corporation during 2006. Consistent with the requirements of FAS 88, this liability is to be recognized when the employees accept the offer and the amount can be reasonably estimated. The Corporation does not expect to incur any material other benefit costs for the remainder of 2006.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the three months ended June 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$—	$—	$125	$190
Interest cost	13	7	382	554
Amortization of net loss (gain)	2	(14)	(151)	—

Net periodic benefit cost (income)	$15	$(7)	$356	$744

The components of the net postretirement benefit cost for the six months ended June 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plan		EMD Plan

	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$—	$—	$265	$381
Interest cost	22	14	800	1,106
Amortization of net gain	(5)	(29)	(261)	—

Net periodic benefit cost (income)	$17	$(15)	$804	$1,487

During the six months ended June 30, 2006, the Corporation has paid $0.1 million and $0.9 million on the Curtiss-Wright and EMD postretirement plans, respectively. During 2006, the Corporation anticipates contributing $0.1 million and $1.9 million to the postretirement plans, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding	43,807	43,216	43,714	43,114
Dilutive effect of stock options and deferred stock compensation	488	560	494	574

Diluted weighted average shares outstanding	44,295	43,776	44,208	43,688

At June 30, 2005, there were 250,000 stock options outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005 as they would have been antidilutive for those periods. There were no antidilutive shares for the three and six months ended June 30, 2006.

10.	SHARE-BASED COMPENSATION

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The compensation cost charged against income during 2006 for employee share-based compensation programs during the three months and six months ended was $1.5 million, before taxes of $0.4 million, and $2.9 million, before taxes of $0.9 million, respectively, as follows:

	(In thousands)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Non-qualified share options	$855	$1,639
Employee stock purchase options	270	611
Performance shares	214	428
Performance restricted shares	—	—
Other share-based payments	120	251

Total	$1,459	$2,929

Net income impact	$1,019	$2,071

EPS Impact:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

Other share-based payments include unrestricted share awards to employees and restricted stock awards to non-employee directors, who are treated as employees as prescribed by FAS 123(R). The compensation cost recognized follows the cost of the employee, which is primarily reflected as selling and general administrative expense in the unaudited consolidated statement of earnings. No cost was capitalized during fiscal 2006.

Pro forma information regarding net earnings and earnings per share is required by FAS 123(R), and has been determined as if the Corporation had accounted for its employee non-qualified share options and employee stock purchase plan option grants under the fair value method in prior periods. The Corporation’s pro forma results are as follows:

	(In thousands, except per share data)
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net earnings, as reported	$17,934	$32,457
Add: Total share-based employee compensation cost, net of related tax effects, included in net income as reported	—	—
Deduct: Total share-based employee compensation cost determined under fair value based method for all awards, net of related tax effects	(631)	(1,199)

Pro forma net earnings	$17,303	$31,258

Net earnings per share:
As reported:
Basic	$0.41	$0.75
Diluted	$0.41	$0.74
Pro forma:
Basic	$0.40	$0.73
Diluted	$0.40	$0.72

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2005 Long-Term Incentive Plan (the “2005 LTI Plan”): Under the 2005 LTI Plan approved by stockholders in 2005 and effective as of May 19, 2005, an aggregate total of 5,000,000 shares of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan. Awards under the 2005 LTI Plan currently consist of four components – performance units (cash), non-qualified stock options, performance shares, and performance restricted shares. Details regarding the performance units can be found in the Corporation’s 2005 Annual Report on Form 10-K.

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

Under the 2005 LTI Plan, the Corporation granted performance shares and performance restricted shares to certain of the Corporation’s key executives and are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance shares were granted to certain officers of the Corporation in the fourth quarter of 2005 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The performance restricted shares were granted to certain key employees in the first quarter of 2006 and are contingent upon the satisfaction of performance objectives keyed to achieving certain operating income statistics in the year of grant and are subsequently restricted for an additional two years.

As of June 30, 2006, there are 4.5 million remaining allowable shares for issuance under the 2005 LTI Plan.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”): Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were registered under the 1995 LTI Plan. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 100,000 shares of Common stock could be awarded in any year to any one participant under the 1995 LTI Plan. Awards under the 1995 LTI Plan consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants. Details regarding the performance units can be found in the Corporation’s 2005 Annual Report on Form 10-K.

Under the 1995 LTI Plan, the Corporation granted non-qualified stock options in 2004 and 2003 to key employees. Grants under the 1995 LTI Plan were made in the fourth quarter of both years. Stock options granted under the 1995 LTI Plan expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2005, the 1995 LTI Plan was superseded by the 2005 LTI Plan. The shares that were not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of June 30, 2006 there were options representing a total of 1.3 million shares outstanding under the 1995 plan.

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

	2005	2004	2003

Risk-free interest rate	4.52%	3.89%	3.68%
Expected volatility	23.21%	31.37%	31.68%
Expected dividend yield	0.86%	0.64%	0.94%
Expected term (in years)	7.0	7.0	7.0
Weighted-average grant-date fair value of options	$9.06	$10.72	$6.99

A summary of employee stock option activity under the 2005 and 1995 LTI Plans are as follows:

	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2005	1,916	$18.21	7.1	$17,812
Granted	—	—
Exercised	(211)	11.73
Forfeited/Cancelled	(34)	21.78

Outstanding at June 30, 2006	1,671	$18.96	6.8	$19,920

Exercisable at June 30, 2006	1,057	$14.49	5.6	$17,329

The total intrinsic value of stock options exercised during the first six months of 2006 and 2005 was $4.4 million and $4.9 million, respectively.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was, in-substance, multiple awards. During the second quarter of 2006, compensation cost associated with non-qualified stock options of $0.9 million was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of June 30, 2006, there was approximately $2.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

Cash received from option exercises during the first six months of 2006 and 2005 was $2.6 million and $3.1 million, respectively. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the first six months of 2006 and 2005, was $1.7 million and $1.8 million, respectively, and was credited to additional paid in capital.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Performance Shares and Performance Restricted Shares: Since 2005, the Corporation has granted performance shares and performance restricted shares to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various departmental and company-wide performance goals, including net income targets against budget and as a percentage of sales against a peer group and operating income as a percentage of sales against budget. The non-vested shares are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the shares are nontransferable while subject to forfeiture. A summary of performance share and performance restricted share activity for the first six months of 2006 is as follows:

	Units (000’s)	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2005	217	$27.92
Granted	62	29.65
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2006	279	$28.30

The grant-date fair values of performance shares and performance restricted shares are based on the market price of the stock and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that 50% of the performance shares and 100% of the performance restricted shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. As of June 30, 2006, there was $2.6 million of unrecognized compensation cost related to nonvested performance shares, which is expected to be recognized over a period of 2.5 years.

Employee Stock Purchase Plan: The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2006, 97,210 shares were purchased under the ESPP. As of June 30, 2006, there were 1.7 million shares available for future offerings, and the Corporation has withheld $2.3 million from employees, the equivalent of 98,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.1 million of tax benefit associated with disqualifying dispositions during the first six months of 2006.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2006	2005	2004

Risk-free interest rate	4.37%	2.86%	1.33%
Expected volatility	24.76%	30.98%	23.99%
Expected dividend yield	0.45%	0.33%	0.35%
Expected term (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$6.21	$6.68	$5.61

2005 Stock Plan for Non-Employee Directors: The Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three year restriction period commencing on the date of the grant. For 2006, the value of the award granted in the first quarter was $50,000. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time restricted stock award, which during 2006 was valued at $25,000 and awarded in the second quarter. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2006, the Corporation awarded 15,320 shares of restricted stock under the 2005 Stock Plan, of which 9,100 shares have been deferred by certain directors.

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

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 62,476 shares, at an average price of $19.39 as of June 30, 2006. During 2006, the Corporation issued 7,136 shares in compensation pursuant to such elections.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended June 30, 2006

	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$129,291	$123,111	$57,233	$309,635	$—	$309,635
Intersegment revenues	—	308	194	502	(502)	—
Operating income	12,021	13,071	11,602	36,694	(3,617)	33,077

	(In thousands) Three Months Ended June 30, 2005

	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$114,324	$117,854	$51,015	$283,193	$—	$283,193
Intersegment revenues	—	155	130	285	(285)	—
Operating income	12,638	12,710	9,104	34,452	(1,266)	33,186

	(In thousands) Six Months Ended June 30, 2006

	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$250,458	$230,857	$110,872	$592,187	$—	$592,187
Intersegment revenues	—	367	365	732	(732)	—
Operating income	22,887	18,126	21,182	62,195	(4,499)	57,696

	(In thousands) Six Months Ended June 30, 2005

	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$223,737	$217,938	$100,005	$541,680	$—	$541,680
Intersegment revenues	—	276	238	514	(514)	—
Operating income	23,105	19,128	16,929	59,162	1,503	60,665

	(In thousands) Identifiable Assets

	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

June 30, 2006	$490,746	$676,001	$216,610	$1,383,357	$83,713	$1,467,070
December 31, 2005	440,550	653,037	194,316	1,287,903	112,382	1,400,285

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Total segment operating income	$36,694	$34,452	$62,195	$59,162
Corporate and administrative	(3,617)	(1,266)	(4,499)	(1,256)
Gain on sale of Corporate real estate and fixed assets	—	—	—	2,759
Other income (expense), net	9	(576)	313	(700)
Interest expense	(5,948)	(4,778)	(11,382)	(9,081)

Earnings before income taxes	$27,138	$27,832	$46,627	$50,884

12.	COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net earnings	$21,092	$17,934	$33,370	$32,457
Equity adjustment from foreign currency translations	14,740	(11,694)	16,194	(15,486)

Total comprehensive income	$35,832	$6,240	$49,564	$16,971

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

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At June 30, 2006, and December 31, 2005 the Corporation had contingent liabilities on outstanding letters of credit of $34.0 million and $32.3 million, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING INFORMATION

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking” information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in (a) Item 1. Financial Statements and (b) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation’s successful execution of internal performance plans; performance issues with key suppliers, subcontractors, and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations; ability of outside third parties to comply with their commitments; adverse labor actions involving key customers or suppliers; product demand and market acceptance risks; the effect of economic conditions and fluctuations in foreign currency exchange rates; the impact of competitive products and pricing; product development, commercialization, and technological difficulties; social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; the factors discussed under the caption “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005; and other factors that generally affect the business of companies operating in the Corporation’s markets and/or industries.

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

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are “incremental” for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.” During 2006, we redefined the method of calculating organic growth by including the results of operations for acquisitions in the base business after twelve full months of ownership.

Therefore, for the six months ended June 30, 2006, our organic growth calculations exclude the operations of the 2006 acquisitions, as well as the first two months of operations during 2006 of Indal Technologies, which was acquired in March 2005. These excluded results of operations from the organic calculation are considered “incremental”.

Three months ended June 30, 2006

Sales for the second quarter of 2006 totaled $309.6 million, an increase of 9% from sales of $283.2 million for the second quarter of 2005. New orders received for the current quarter of $264.1 million were down 7% from new orders of $284.9 million for the second quarter of 2005. The acquisitions made in 2006 contributed $9.3 million in incremental new orders received in the second quarter of 2006. Backlog increased 10% to $882.7 million at June 30, 2006 from $805.6 million at December 31, 2005. The acquisitions made during 2006 represented $11.9 million of the backlog at June 30, 2006. Approximately 65% of our backlog is defense-related.

Sales growth for the second quarter of 2006, as compared to the same period last year, was driven by our Flow Control and Metal Treatment segments, which experienced organic growth of 10% and 8%, respectively, compared to the prior year period. Our Motion Control segment’s organic sales increased 4% in the second quarter of 2006 as compared to the prior year period. Sales for the second quarter of 2006 also benefited from the 2006 acquisitions of Allegheny Coatings and Enpro Systems, which contributed $5.0 million in incremental sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

In our base businesses, higher sales to the oil and gas, ground and naval defense, commercial aerospace, and automotive markets drove our organic sales growth. Sales of our Motion Control segment’s embedded computing products provided the majority of the $7.3 million improvement in the ground defense market. Our Flow Control segment’s coker valve products continued to penetrate the oil and gas market, and contributed significantly to our $6.3 million increase in this market. Global commercial aerospace original equipment manufacturer (“OEM”) products, spares, and repair and overhaul services revenues were up in our Motion Control segment, the main contributor to the $5.2 million increase in this market. Higher sales of global shot peening and heat treating services from our Metal Treatment segment drove the revenue growth of $5.1 million in the automotive market. Sales to the U.S. Navy were up $3.2 million due to increased sales of electromechanical and electronic products from our Flow Control segment. Offsetting these increases were lower sales of motion control products to the defense aerospace and general industrial markets of $5.3 million. In addition, foreign currency translation favorably impacted sales by $0.5 million for the quarter ended June 30, 2006, compared to the prior year period.

Operating income for the second quarter of 2006 totaled $33.1 million, essentially flat as compared to the same period last year. Overall organic operating income (which includes Corporate) increased 4% for the same comparable period due to higher sales volumes and previously implemented cost reduction initiatives. Our three business segments experienced organic operating income growth of 8% in the second quarter of 2006 as compared to the second quarter of 2005, driven primarily by our Metal Treatment segment, which experienced organic operating income growth of 24% due mainly to the higher sales volume noted above. Our Motion Control segment experienced organic operating income growth of 12% mainly due to cost reduction efforts, while our Flow Control segment’s organic operating income remained essentially flat compared to the prior year period. Additionally, our 2006 acquisitions experienced a small operating loss of $0.4 million in the second quarter of 2006 due mainly to transition costs.

Operating income in the second quarter of 2006 as compared to the prior year period included higher general and administrative costs related to the adoption of FAS 123(R), which lowered operating income by $1.1 million, and $1.9 million of higher pension expense related to the Curtiss-Wright pension plans. Foreign exchange translation had an adverse impact of $1.1 million on operating income for the second quarter of 2006, as compared to the prior year period, mainly due to the strengthening of the Canadian dollar.

Net earnings for the second quarter of 2006 totaled $21.1 million, or $0.48 per diluted share, an increase of 18% as compared to the net earnings for the second quarter of 2005 of $17.9 million, or $0.41 per diluted share. Our effective tax rate for the second quarter of 2006 was favorably impacted by tax provision to return adjustments of $2.0 million related to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment. Higher interest rates and increased debt levels led to higher interest expense of $0.7 million, net after tax, in the second quarter of 2006 as compared to the second quarter of 2005.

Six months ended June 30, 2006

Sales for the first six months of 2006 totaled $592.2 million, an increase of 9% from sales of $541.7 million for same period last year. New orders received for the first six months of $652.1 million were up 7% over the new orders of $610.8 million for the first six months of 2005. The acquisitions made in 2005 and 2006 contributed $10.7 million in incremental new orders received in the first six months of 2006.

Organic sales growth of 8% for the first six months of 2006, as compared to the same period last year, was driven by our Flow Control and Metal Treatment segments, which experienced organic growth of 11% and 10%, respectively, compared to the prior year period. Our Motion Control segment’s organic sales increased 4% in the first six months of 2006 as compared to the prior year period. Sales for the first six months of 2006 also benefited from the 2005 and 2006 acquisitions of Indal Technologies, Allegheny Coatings, and Enpro Systems, which contributed $10.9 million in incremental sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

In our base businesses, higher sales to the defense, commercial aerospace, oil and gas, and automotive markets drove our organic sales growth. Sales of our Motion Control segment’s embedded computing products provided the majority of the $7.8 million improvement in the ground defense market. Global commercial aerospace original equipment manufacturer (“OEM”) products, spares, and repair and overhaul services revenues in our Motion Control segment were the main contributor to the $15.0 million increase in the commercial aerospace market. Our Flow Control segment’s coker valve products continued to penetrate the oil and gas market, and contributed significantly to the $14.4 million increase in this market. Sales to the U.S. Navy were up $8.8 million due to increased sales of electromechanical and electronic products from our Flow Control segment. Higher sales of global shot peening and heat treating services from our Metal Treatment segment drove this segment’s organic revenue growth of $4.1 million. Offsetting these increases were lower sales to the general industrial market and the defense aerospace market of $3.7 million and $2.7 million, respectively, primarily driven by a decline in sales of motion control products to these markets. In addition, foreign currency translation adversely impacted sales by $3.0 million for the first six months of 2006, compared to the prior year period.

Operating income for the first six months of 2006 totaled $57.7 million, down 5% over the $60.7 million from the same period last year. Operating income for the first six months of 2005 included a gain of $2.8 million related to the sale of non-operating property. Overall organic operating income (which includes Corporate) increased 4% for the same comparable period as the benefits from the higher sales volumes and previously implemented cost reduction initiatives were mostly offset by less favorable sales mix and cost overruns on certain contracts. Our three business segments experienced organic operating income growth of 7% in the first six months of 2006 as compared to the same period last year, driven primarily by our Metal Treatment segment, which experienced organic operating income growth of 26% due mainly to the higher sales volume noted above. Our Motion Control segment experienced organic operating income growth of 10% mainly due to the cost reduction efforts, while our Flow Control segment’s organic operating income increased 2%. Additionally, our 2006 acquisitions experienced an operating loss of $1.2 million in the first six months of 2006 due the timing of their contracts and business consolidation costs.

Operating income in the first six months of 2006 as compared to the prior year period included higher general and administrative costs related to the adoption of FAS 123(R), which lowered operating income by $2.2 million, and $2.8 million of higher pension expense related to the Curtiss-Wright pension plans. Foreign exchange translation adversely impacted operating income by $2.4 million for the first six months of 2006, as compared to the prior year period, mainly due to the strengthening of the Canadian dollar.

Net earnings for the first six months of 2006 totaled $33.4 million, or $0.75 per diluted share, an increase of 3% as compared to the net earnings for the first six months of 2005 of $32.5 million, or $0.74 per diluted share. Our effective tax rate for the first six months of 2006 was favorably impacted by tax provision to return adjustments of $2.0 million relating to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment. Higher interest rates and increased debt levels led to higher interest expense of $1.5 million, net after tax, in the first six months of 2006 as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005	% Change	2006	2005	% Change

Sales:
Flow Control	$129,291	$114,324	13.1%	$250,458	$223,737	11.9%
Motion Control	123,111	117,854	4.5%	230,857	217,938	5.9%
Metal Treatment	57,233	51,015	12.2%	110,872	100,005	10.9%

Total Sales	$309,635	$283,193	9.3%	$592,187	$541,680	9.3%

Operating Income:
Flow Control	$12,021	$12,638	-4.9%	$22,887	$23,105	-0.9%
Motion Control	13,071	12,710	2.8%	18,126	19,128	-5.2%
Metal Treatment	11,602	9,104	27.4%	21,182	16,929	25.1%

Total Segments	36,694	34,452	6.5%	62,195	59,162	5.1%
Corporate & Other	(3,617)	(1,266)	185.7%	(4,499)	1,503	-399.3%

Total Operating Income	$33,077	$33,186	-0.3%	$57,696	$60,665	-4.9%

Operating Margins:
Flow Control	9.3%	11.1%		9.1%	10.3%
Motion Control	10.6%	10.8%		7.9%	8.8%
Metal Treatment	20.3%	17.8%		19.1%	16.9%
Total Curtiss-Wright	10.7%	11.7%		9.7%	11.2%

Flow Control

Sales for the Corporation’s Flow Control segment increased 13% to $129.3 million for the second quarter of 2006 from $114.3 million in the second quarter of 2005. The 2006 acquisition contributed $2.9 million in incremental sales in the second quarter of 2006, while organic sales growth was 10%. The organic sales improvement was driven primarily by a $5.8 million increase in sales to the oil and gas market and increased sales to the U.S. Navy and ground defense markets of $3.0 million and $2.1 million, respectively, as compared to the prior year period. The remaining increase was due to slightly higher sales to the power generation market. The increased sales to the oil and gas market were driven by continued high demand for our coker valve products, which accounted for approximately half of the market increase. Other valve and field service sales to the oil and gas market were up over the second quarter 2005, due to increased capital spending and repair and maintenance expenditures by refineries as they continue to invest money to increase capacity and improve plant efficiencies. The increased revenues to the U.S. Navy were mainly driven by a greater production work on the CVN aircraft carrier and Virginia-class submarine, which was up $7.2 million over the prior year period. Sales to the U.S. Navy were also impacted by lower overall sales from pump production of $5.1 million due to the timing of the military programs, and a $2.0 million decrease in JP-5 jet fuel transfer valves used on Nimitz-class aircraft carriers due to delayed government funding, and higher sales of generic electronics products of $2.3 million. The increase in the ground defense market over the prior year was driven by the continuation of development work on the U.S. Army’s electromagnetic (“EM”) gun program. Lower pump sales of $1.4 million lowered second quarter 2006 revenues to the Department of Energy. Sales of this segment also benefited from favorable foreign currency translation of $0.2 million in the second quarter of 2006 as compared to the prior year period.

Operating income for the second quarter of 2006 was $12.0 million, a decrease of 5% as compared to $12.6 million for the same period last year. The 2006 acquisition reduced operating income by $0.7 million during the second quarter of 2006 mainly due to business consolidation and transition costs. The segment’s organic operating income remained essentially flat compared to the prior year period as higher sales volume were offset by higher

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

research and development investments, higher material costs, and less favorable naval defense sales mix. Foreign currency translation positively impacted this segment’s operating income by $0.1 million in the second quarter as compared to the prior year.

Sales for the first six months of 2006 were $250.5 million, an increase of 12% over the same period last year of $223.7 million. Acquisitions contributed $2.9 million to this segment’s sales during the first six months of 2006. The segment also experienced organic growth of 11% in the first six months of 2006 as compared to the prior year period primarily resulting from higher sales to the oil and gas market of $13.4 million, higher sales to the U.S. Navy of $8.5 million, and higher sales to the ground defense market of $2.4 million. Partially offsetting these improvements were lower sales to the power generation market of $1.5 million. Revenues derived from the oil and gas industry were driven by our coker valve sales which increased $8.8 million in the first six months of 2006 versus the prior year, as the products continue to gain greater market acceptance in the industry and our installed base continues to perform well. Other valve and field service revenues to the oil and gas market were up $4.6 million over the same period in 2005 as increased capital spending and repair and maintenance expenditures by refineries as they continue to invest money to increase capacity and improve plant efficiencies. The higher sales to the U.S. Navy was mainly driven by increased generators sales of $10.4 million for use on the CVN aircraft carrier and Virginia-class submarines mainly due to the timing of contracts, and higher sales of generic electronic products of $1.6 million. Partially offsetting these improvements in the first half of 2006 were also impacted by lower overall pump sales of $3.6 million to the U.S. Navy as we wind down on existing submarine contracts, and lower sales of $1.3 million for the JP-5 fuel transfer valves and ball valves used on Nimitz-class nuclear aircraft carriers and Virginia-class submarines, respectively. The increase in the ground defense market was driven by the continuation of our development work on the U.S. Army’s EM gun. Sales in our commercial power generation business, which is driven by customer maintenance schedules and often vary in timing, had lower fastener product sales, as well as lower project revenues to the Department of Energy. Sales also benefited from favorable foreign currency translation of $0.2 million in the first half of 2006, as compared to the same period last year.

Operating income for the first six months of 2006 was $22.9 million, which was essentially flat to the first six months of 2005 operating income of $23.1 million. Acquisitions lowered operating income $0.7 million in the first six months of 2006 due to business consolidation and transition costs. The segment achieved organic growth of 2% due to higher sales volume and increased plant efficiencies, offset by increased material costs, additional research and development investments, and increased selling and infrastructure expenditures to support organic growth. Research and development spending increased $2.1 million over the prior year as we position ourselves to take advantage of the anticipated increase in future commercial nuclear power projects. Foreign currency translation positively impacted this segment’s operating income by $0.1 million in the first six months of 2006 as compared to the prior year.

New orders received for the Flow Control segment totaled $90.7 million in the second quarter of 2006 and $295.0 million for the first six months of 2006, representing a decrease of 29% and an increase of 13% from the same periods in 2005, respectively. The acquisition made in 2006 contributed $7.2 million in incremental new orders received in the second quarter of 2006. The reduction of new orders in the second quarter of 2006 was mainly due to the timing of new orders of electromechanical products for the U.S. Navy market. Backlog increased 12% to $481.8 million at June 30, 2006 from $429.3 million at December 31, 2005. The acquisition made during 2006 represented $11.9 million of the backlog at June 30, 2006.

Motion Control

Sales for our Motion Control segment increased 5% to $123.1 million in the second quarter of 2006 from $117.9 million in the second quarter of 2005, all organic sales growth. The organic sales growth was primarily due to higher sales of commercial aerospace and ground defense products, partially offset by lower sales of defense aerospace and general industrial products. Ground defense product sales increased $5.8 million driven by higher sales of embedded computing products for the Bradley Fighting Vehicle on increased demand resulting from the war effort, and also due to new program sales on the U.S. Army’s Armored Security Vehicle. Commercial aerospace sales increased $5.4 million largely due to 737 actuation systems and other new programs with Boeing, as well as increased demand for smoke detection and other sensors. Partially offsetting these increases are lower sales to the defense aerospace market of $3.1 million, due in part to reduced customer requirements and lower pricing for the weapons

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

bay door systems used on the F-22. In addition, sales of certain controller products to the general industrial markets in Europe declined $1.5 million, as a primary customer for these products began its own in-house production. We expect this trend to continue throughout 2006, however, we do not believe the loss of this customer will have a material impact on the sales or operating profit on the Corporation or this segment. Foreign currency translation favorably impacted sales for the second quarter of 2006 by $0.2 million as compared to the prior year period.

Operating income for the second quarter of 2006 was $13.1 million, an increase of 3% over the same period last year of $12.7 million. The benefit of the higher sales volume and cost reduction initiatives were partially offset by unfavorable sales mix resulting from lower sales of higher margin programs such as the F-22 and the European controllers business, increased material costs, and production start up costs associated with new programs. The segment’s operating income was also adversely impacted by foreign currency translation of $1.2 million in the second quarter of 2006, as compared to the second quarter of 2005, mainly due to the strengthening of the Canadian dollar.

Sales for the first six months of 2006 were $230.9 million, an increase of 6% from sales of $217.9 million during the first six months of 2005, primarily due to organic growth of 4% and the contribution of the 2005 acquisition, which contributed $5.9 million in incremental sales. Organic sales growth in the first six months of 2006 was mainly due to higher sales to the commercial aerospace market of $11.3 million and the ground defense market of $6.8 million. These gains were partially offset by lower sales to the general industrial market and defense aerospace market of $9.6 million, in the aggregate. Sales of various actuation and sensor products to aerospace OEM increased $8.4 million due to additional ship set requirements of 737 actuation systems and other new programs with Boeing. Repair and overhaul sales increased $3.0 million due to the continuing recovery of the commercial aerospace industry. These improvements were achieved despite the impact of reduced shipments associated with the 2005 Boeing strike during the first quarter of 2006. Sales of embedded computing products to the ground defense market increased $6.0 million, primarily due to spares for the Bradley Fighting Vehicle and new production orders for the Armored Security Vehicle, partially offset by lower redesign and production work for the mobile gun system. Offsetting these improvements were lower sales of certain controller products to the general industrial markets of $2.5 million as a primary customer for these products began its own in-house production, and lower sales to the defense aerospace market of $4.3 million, due in part to reduced customer requirements and lower pricing for the weapons bay door systems used on the F-22. Foreign currency translation adversely impacted sales for the first six months of 2006 by $1.8 million as compared to the prior year period.

Operating income for the first six months of 2006 was $18.1 million, a decrease of 5% over the same period last year of $19.1 million. The 2005 acquisition experienced an incremental loss of $0.8 million for the first six months of 2006 due to delays in timing of their contracts and from margin erosion from changes in foreign exchange rates on certain foreign currency denominated contracts. The benefit of the higher sales volume and cost reduction initiatives were partially offset by unfavorable sales mix resulting from lower sales of higher margin programs such as the F-22 and the European controllers business, increased material costs, and production start up costs associated with new programs. The segment’s operating income was also adversely impacted by foreign currency translation of $2.1 million in the first six months of 2006, as compared to the fist six months of 2005, mainly due to the strengthening of the Canadian dollar.

New orders received for the Motion Control segment totaled $116.0 million in the second quarter of 2006, an increase of 10% over the same period last year, and $245.7 million for the first six months of 2006, representing a decrease of 1% from 2005. The year-to-date decline was mainly due to significant contract wins for defense aerospace actuation systems in the first quarter of 2005 that did not repeat in 2006 and lower orders in the European controllers business due to the aforementioned customer transition. Backlog increased 6% to $398.4 million at June 30, 2006 from $374.5 million at December 31, 2005.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $57.2 million for the second quarter of 2006, up 12% when compared with $51.0 million in the second quarter of 2005. The 2006 acquisition contributed $2.1 million of incremental sales during the second quarter of 2006, while organic sales growth was 8%. The organic sales improvement is mainly due to strong demand in the heat treating business, which increased $1.5 million, and higher sales of global shot peening services of $1.4 million. Heat treating sales experienced increases across all markets served due to strengthening economic conditions. Shot peening sales increased primarily due to higher commercial and defense aerospace market sales and modest gains in the oil and gas and power generation markets, while sales growth in the European automotive market was offset by reduced volumes in the North American automotive market. The coatings division experienced organic sales growth of $0.8 million primarily to the automotive industry. Foreign currency translation had a minimal impact on this segment’s sales for the second quarter of 2006 as compared to the prior year period.

Operating income for the second quarter of 2006 increased 27% to $11.6 million from $9.1 million for the same period last year. Organic operating income growth for the second quarter of 2006 was 24% over the same period in 2005, while the 2006 acquisition contributed $0.3 million of incremental operating income to the second quarter of 2006. Overall margin improvement was due mainly to the higher sales volume, primarily in our heat treating division, which benefited from increased productivity. Operating expenses remained flat as a percentage of sales period over period. Foreign currency translation had a minimal impact on this segment’s operating income for the second quarter of 2006 as compared to the prior year period.

Sales for the Corporation’s Metal Treatment segment totaled $110.9 million for the first six months of 2006, up 11% when compared with $100.0 million for the comparable period of 2005. The 2006 acquisition contributed $2.1 million of incremental sales in the first six months of 2006, while organic sales growth was 10%. The organic growth was due to strong sales growth from our global shot peening services, which contributed $5.5 million, and higher heat treating sales of $3.0 million. Shot peen forming services on wing skins for Airbus drove the commercial aerospace market sales increase of $2.2 million, while sales of shot peening services to the North American defense market increased $0.9 million. Shot peening sales also experienced modest sales gains in the oil and gas and power generation markets, while sales growth in the European automotive and general industrial markets were offset by reduced volumes in the same North American markets. Heat treating sales experienced increases across all markets served due to strengthening economic conditions. The coatings division experienced organic growth of $1.1 million primarily from the commercial aerospace market on increased customer production of new aircraft. In addition, foreign currency translation adversely impacted sales for the first six months of 2006 by $1.5 million, as compared to the prior year period.

Operating income for the first six months of 2006 increased 25% to $21.2 million from $16.9 million for the same period last year. Organic operating income growth for the first six months of 2006 was 26% over the same period in 2005, while the 2006 acquisition contributed $0.3 million of incremental operating income to the first six months of 2006. The operating income growth was primarily due to the variable contribution to gross margins of the higher volumes noted above. Operating expenses remained flat as a percentage of sales period over period. Additionally, the segment was adversely impacted from unfavorable foreign currency translation in the first six months of 2006 of $0.4 million, as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $57.4 million in the second quarter of 2006 and $111.4 million for the first six months of 2006, representing an increase of 11% and 10% from the same periods in 2005, respectively. Acquisitions made in 2006 contributed $2.1 million in incremental new orders received in the first six months of 2006. Backlog increased 30% to $2.5 million at June 30, 2006 from $1.9 million at December 31, 2005.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Interest Expense

Interest expense increased $1.2 million and $2.3 million for the second quarter and first six months of 2006, respectively, versus the comparable prior year periods. The increases were due to higher interest rates partially offset by lower average outstanding debt. Our average rate of borrowing increased by one percentage point for both periods, while our average outstanding debt decreased 2% and 1% for the three months and six months ended June 30, 2006, respectively, as compared to the comparable prior year periods.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor and is therefore subject to market fluctuations and conditions. A substantial portion of our business is in the defense market, which is characterized predominantly by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestones) that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

Our working capital was $316.4 million at June 30, 2006, an increase of $47.4 million from the working capital at December 31, 2005 of $269.0 million. The ratio of current assets to current liabilities was 2.5 to 1 at June 30, 2006 versus 2.2 to 1 at December 31, 2005. Cash and cash equivalents totaled $43.1 million at June 30, 2006, down from $59.0 million at December 31, 2005. Days sales outstanding at June 30, 2006 were 48 days as compared to 43 days at December 31, 2005. Inventory turns were 4.9 for the six months ended June 30, 2006 as compared to 5.6 at December 31, 2005.

Excluding cash, working capital increased $63.3 million from December 31, 2005, partially due to the 2006 acquisitions. The remainder of the increase was driven primarily by a decrease of $16.7 million in accounts payable and accrued expenses due to the payments of annual compensation plans, interest on our 2003 Notes, and lower days payable outstanding. Inventory increased $25.2 million due to build up for future 2006 sales and stocking of material for new programs, delayed customer shipments and milestone billings, and increased material costs, while receivables increased $13.9 million due to higher sales volume, particularly late in the second quarter, and strong collections in the fourth quarter of 2005. These increases to receivables and inventory were offset by an increase in deferred revenue of $12.0 million from favorable billing terms on certain commercial and governmental contracts.

Investing Activities

The Corporation acquired two businesses in the first six months of 2006. Funds available under the Corporation’s credit agreement were utilized for funding the purchase price of the acquisitions, which totaled $31.3 million. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives. As indicated in Note 2 to the Consolidated Financial Statements of our 2005 Annual Report on Form 10-K, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. During the first six months of 2006, the Corporation made $3.1 million in earn-out payments.

Capital expenditures were $17.1 million in the first six months of 2006. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments. We expect to make additional capital expenditures of approximately $30 million during the remainder of 2006 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Financing Activities

During the first six months of 2006, we used $30.0 million in available credit under the Revolving Credit Agreement to fund investing activities. The unused credit available under the Revolving Credit Agreement at June 30, 2006 was $336.0 million. The Agreement expires in July 2009. Additionally, we have reclassified $5.0 million of debt due under a 2007 Industrial Revenue Bond as short-term debt. We believe funds from operations will be sufficient to satisfy the obligation in the first quarter of 2007. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 5.4% during the second quarter of 2006 and 4.5% for the comparable prior year period.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 for the Corporation and we are currently evaluating the impact of FIN 48 on our financial statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the six months ended June 30, 2006. Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2006, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2006, the Registrant held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, the approval of the 2006 Incentive Compensation Plan, and the appointment of independent accountants for the Registrant.

The votes received by the director nominees were as follows:

	For	Withheld

Martin R. Benante	19,181,478	297,572

James B. Busey IV	18,992,325	486,725

S. Marce Fuller	19,400,039	79,071

Carl G. Miller	18,690,763	788,287

William B. Mitchell	19,396,975	79,352

John Myers	19,402,140	76,911

William W. Sihler	19,396,975	82,075

Albert E. Smith	19,404,989	74,061

There were no broker non-votes or votes against any director.

The stockholders approved the adoption of the 2006 Incentive Compensation Plan. The holders of 16,396,181 shares of Common Stock voted in favor; 356,333 voted against and 508,188 abstained. There were 2,218,348 broker non-votes.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Registrant. The holders of 19,422,200 shares of Common Stock voted in favor; 50,360 voted against and 6,491abstained. There were no broker non-votes.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 10.1	2006 Modified Incentive Compensation Plan, (incorporated by reference to Appendix B to Company’s 2006 Definitive Proxy Statement on Schedule 14A filed on March 29, 2006)

Exhibit 10.2	Instruments of Amendment Nos. 6 and 7 to the Curtiss-Wright Corporation Retirement Plan (filed herewith)

Exhibit 10.3	Instruments of Amendment Nos. 3 through 6 to the Curtiss-Wright Electro-Mechanical Corporation Retirement Plan (filed herewith)

Exhibit 10.4	Instrument of Amendment Nos. 3 and 4 to the Curtiss-Wright Corporation Savings and Investment Plan (filed herewith)

Exhibit 10.5	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (filed herewith)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION

(Registrant)

By:	/s/ Glenn E. Tynan

Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: August 9, 2006