Form 10-Q
period 2006-09-30
CURTISS WRIGHT CORP
filed 2006-11-09
CIK 26324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Common Stock, par value $1.00 per share 43,936,293 shares (as of October 31, 2006).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$311,801	$271,355	$903,988	$813,035
Cost of sales	205,783	177,840	600,356	533,452
Gross profit	106,018	93,515	303,632	279,583

Research and development expenses	7,227	8,504	28,531	30,312
Selling expenses	19,382	16,738	57,004	51,633
General and administrative expenses	41,936	35,546	122,720	106,515
Environmental remediation and administrative expenses, net of recoveries	273	188	362	844
(Gain) loss on sale of real estate and fixed assets	(51)	98	68	(2,827)
Operating income	37,251	32,441	94,947	93,106

Other (expense) income, net	(18)	279	295	(421)
Interest expense	(5,721)	(4,912)	(17,103)	(13,993)

Earnings before income taxes	31,512	27,808	78,139	78,692
Provision for income taxes	11,156	10,289	24,413	28,716

Net earnings	$20,356	$17,519	$53,726	$49,976

Basic earnings per share	$0.46	$0.40	$1.23	$1.16
Diluted earnings per share	$0.46	$0.40	$1.21	$1.14

Dividends per share	$0.06	$0.05	$0.18	$0.14

Weighted average shares outstanding:
Basic	43,903	43,376	43,779	43,206
Diluted	44,338	43,946	44,254	43,780

Shares and per share amounts have been adjusted on a pro forma basis for the April 21, 2006

2-for-1 stock split as further described in Note 1 to the consolidated financial statements.

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$47,377	$59,021
Receivables, net	280,705	244,689
Inventories, net	178,983	146,297
Deferred tax assets, net	21,268	28,844
Other current assets	13,076	11,615
Total current assets	541,409	490,466
Property, plant and equipment, net	290,080	274,821
Prepaid pension costs	72,121	76,002
Goodwill	414,286	388,158
Other intangible assets, net	157,194	158,267
Other assets	12,110	12,571
Total Assets	$1,487,200	$1,400,285

Liabilities
Current Liabilities:
Short-term debt	$5,941	$885
Accounts payable	77,139	80,460
Accrued expenses	68,800	74,252
Dividends payable	2,640	—
Income taxes payable	2,946	22,855
Other current liabilities	55,758	43,051
Total current liabilities	213,224	221,503
Long-term debt	385,004	364,017
Deferred tax liabilities, net	51,512	53,570
Accrued pension and other postretirement benefit costs	72,686	74,999
Long-term portion of environmental reserves	21,477	22,645
Other liabilities	28,294	25,331
Total Liabilities	772,197	762,065
Stockholders’ Equity
Common stock, $1 par value	47,533	25,493
Additional paid-in capital	68,813	59,806
Retained earnings	691,823	667,892
Unearned portion of restricted stock	(66)	(12)
Accumulated other comprehensive income	37,322	20,655
	845,425	773,834
Less: Cost of treasury stock	(130,422)	(135,614)
Total Stockholders’ Equity	715,003	638,220
Total Liabilities and Stockholders’ Equity	$1,487,200	$1,400,285

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$53,726	$49,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,082	35,858
Loss (gain) on sale of real estate and fixed assets	68	(2,827)
Deferred income taxes	1,501	(572)
Share-based compensation	4,332	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(21,747)	(19,114)
Increase in inventories	(30,299)	(26,682)
(Decrease) increase in progress payments	(53)	7,100
Decrease in accounts payable and accrued expenses	(16,121)	(6,515)
Increase (decrease) in deferred revenue	9,233	(9,529)
(Decrease) increase in income taxes payable	(13,815)	9,013
Increase (decrease) in net pension and postretirement liabilities	1,568	(5,354)
Decrease in other assets	8	678
(Decrease) increase in other liabilities	(1,220)	780
Total adjustments	(28,463)	(17,164)
Net cash provided by operating activities	25,263	32,812
Cash flows from investing activities:
Proceeds from sales of non-operating assets	669	11,023
Acquisitions of intangible assets	(1,616)	(4,882)
Additions to property, plant and equipment	(27,926)	(31,400)
Net cash paid for acquisitions	(39,405)	(71,009)
Net cash used for investing activities	(68,278)	(96,268)
Cash flows from financing activities:
Proceeds from revolving credit agreement	214,000	330,000
Principal payments on revolving credit agreement	(188,043)	(261,259)
Proceeds from exercise of stock options	7,285	8,133
Dividends paid	(5,262)	(3,893)
Excess tax benefits from share-based compensation	1,370	—
Net cash provided by financing activities	29,350	72,981
Effect of foreign currency	2,021	(2,878)
Net (decrease) increase in cash and cash equivalents	(11,644)	6,647
Cash and cash equivalents at beginning of period	59,021	41,038
Cash and cash equivalents at end of period	$47,377	$47,685

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$42,759	$82,820
Additional consideration paid on previous years’ acquisitions	4,604	8,187
Liabilities assumed from current year acquisitions	(7,941)	(19,776)
Cash acquired from current year acquisitions	(17)	(222)
Net cash paid for acquisitions	$39,405	$71,009

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
December 31, 2004	$16,646	$8,765	$55,851	$601,070	$36,797	$(143,515)
Net earnings	—	—	—	75,280	—	—
Translation adjustments, net	—	—	—	—	(16,142)	—
Dividends	—	—	—	(8,458)	—	—
Stock options exercised, net	—	—	42	—	—	7,721
Stock issued under employee stock purchase plan, net	82	—	3,863	—	—	—
Recapitalization	8,765	(8,765)		—	—	—
Other	—	—	38	—	—	180

December 31, 2005	25,493	—	59,794	667,892	20,655	(135,614)

Net earnings	—	—	—	53,726	—	—
Translation adjustments, net	—	—	—	—	16,667	—
Dividends	—	—	—	(7,902)	—	—
Share-based compensation expense	—	—	4,191	—	—	141
Stock options exercised, net	—	—	(296)	—	—	4,804
Stock issued under employee stock purchase plan, net	147	—	4,418	—	—	—
Two-for-one common stock split effected in the form of a 100% stock dividend	21,893	—	—	(21,893)	—	—
Other	—	—	640	—	—	247

September 30, 2006	$47,533	$—	$68,747	$691,823	$37,322	$(130,422)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, oil and gas processing, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 35 manufacturing facilities, 58 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The Corporation does not anticipate

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (“SFAS No. 156”). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Corporation enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007, and the Corporation is currently evaluating the impact of FIN 48 on the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). This Statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“the Plans”). The recognition of a net asset or liability will require an offsetting adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. SFAS No.158 will not change how the Plans are accounted for and reported in the income statement. Therefore, the amounts to be recognized in AOCI will be the unrecognized gains/losses, prior service costs/credits, and transition assets/obligations, which will continue to be amortized under the existing guidance as net periodic pension cost in the income statement. Companies are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. Based upon the most recent actuarial data available, the net impact on the December 31, 2006 balance sheet would be to increase prepaid pension costs by $17.9 million, increase other current liabilities by $2.3 million, reduce accrued pension and post retirement benefit costs by $3.2 million, increase deferred tax liabilities by $7.1 million, with the offset increasing stockholders’ equity by $11.7 million. Additionally, for fiscal years ending after December 15, 2008, FAS 158 will require companies to measure the plan assets and obligations as of the date of the employer’s fiscal year end, however earlier adoption of the measurement date provisions is encouraged. The Corporation currently utilizes measurement dates of September 30 and October 31 for its various Plans. The Corporation does not anticipate the change in the fiscal year end measurement date to have a material impact on the Corporation’s results of operation or financial condition.

2.	ACQUISITIONS

The Corporation acquired three businesses during the nine months ended September 30, 2006, as described in more detail below. The acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, within twelve months from acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Please refer to the Corporation’s 2005 Annual Report on Form 10-K for more detail on the 2005 acquisition. The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segments indicated as follows:

Flow Control Segment

Enpro Systems

On April 17, 2006, the Corporation acquired the assets and certain liabilities of Enpro Systems Ltd. (“Enpro”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $17.5 million. Under the terms of the agreement, the Corporation deposited $1.0 million into escrow as security for potential indemnification claims against the seller. Any escrow remaining after claims for indemnification have been settled will be paid to the seller within 13 months from the acquisition date by the escrow agent. Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $8.9 million at September 30, 2006. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

Enpro, whose operations are located in Channelview, Texas, is a leader in the design and manufacture of engineered pressure vessels, catalytic cracking process equipment, and critical service valves for the petrochemical, refining, and utility markets. Revenues of the acquired business were $35.9 million for the year ended December 31, 2005.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Swantech

On September 1, 2006, the Corporation acquired the assets and certain liabilities of TechSwan, Inc. doing business as Swantech (“Swantech”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $3.6 million. The Corporation is holding $0.2 million as security for any remaining potential obligations of the seller. Management funded the cash portion of the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $2.9 million at September 30, 2006. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

The acquired business, located in Fort Lauderdale, Florida, has developed advanced software to monitor, predict, and evaluate the operating condition of high performance critical equipment, primarily within the marine, power and process markets. Revenues of the acquired business were $1.1 million for the year ended December 31, 2005.

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

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $4.2 million at September 30, 2006. The Corporation may adjust these estimates based upon analysis of third party appraisals and the final determination of fair value.

The two acquired business units, located in Fremont, Indiana and Ingersoll, Ontario, Canada, apply high performance specialized coatings primarily to automotive braking and suspension components utilizing automated spray coating lines. Revenues of the combined business units were $12.7 million for the year ended December 31, 2005.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	RECEIVABLES

Receivables at September 30, 2006 and December 31, 2005 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	September 30, 2006	December 31, 2005
Billed Receivables:
Trade and other receivables	$199,491	$171,203
Less: Allowance for doubtful accounts	(5,357)	(5,453)
Net billed receivables	194,134	165,750
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	112,146	107,618
Less: Progress payments applied	(25,575)	(28,679)
Net unbilled receivables	86,571	78,939
Receivables, net	$280,705	$244,689

The net receivable balance at September 30, 2006 includes $5.5 million related to the Corporation’s 2006 acquisitions.

4.	INVENTORIES

In accordance with industry practice, inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2006	December 31, 2005
Raw material	$66,812	$59,336
Work-in-process	57,070	43,099
Finished goods and component parts	57,343	52,825
Inventoried costs related to U.S. Government and other long-term contracts	37,497	27,533
Gross inventories	218,722	182,793
Less: Inventory reserves	(25,569)	(25,377)
Progress payments applied, principally related to long-term contracts	(14,170)	(11,119)
Inventories, net	$178,983	$146,297

The net inventory balance at September 30, 2006 includes $0.9 million related to the Corporation’s 2006 acquisitions.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	(In thousands)
	Flow Control	Motion Control		Metal Treatment		Consolidated
December 31, 2005	$117,169	$250,896		$20,093		$388,158
Goodwill from 2006 acquisitions	11,889		−	4,240		16,129
Change in estimate to fair value of net assets acquired in prior years	(69)	(875)			−	(944)
Additional consideration for prior years’ acquisitions	2,711	1,698		10		4,419
Currency translation adjustment	949	5,289		286		6,524
September 30, 2006	$132,649	$257,008		$24,629		$414,286

The purchase price allocations relating to the businesses acquired during 2006 are based on estimates and have not yet been finalized.

The Corporation completed its required annual goodwill impairment testing during the third quarter of 2006. The testing indicated that the recorded carrying value of the Corporation’s goodwill is not impaired.

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

		(In thousands)
September 30, 2006	Gross	Accumulated Amortization	Net
Developed technology	$96,599	$(18,518)	$78,081
Customer related intangibles	76,437	(12,598)	63,839
Other intangible assets	18,573	(3,299)	15,274
Total	$191,609	$(34,415)	$157,194
		(In thousands)
December 31, 2005	Gross	Accumulated Amortization	Net
Developed technology	$92,580	$(13,510)	$79,070
Customer related intangibles	74,063	(8,960)	65,103
Other intangible assets	16,697	(2,603)	14,094
Total	$183,340	$(25,073)	$158,267

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the net balance of intangibles assets during the nine months ended September 30, 2006.

	(In thousands)
	Developed technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2005	$79,070	$65,103	$14,094	$158,267
Acquired during 2006	2,000	1,757	1,806	5,563
Amortization expense	(4,587)	(3,566)	(690)	(8,843)
Net currency translation adjustment	1,598	545	64	2,207
September 30, 2006	$78,081	$63,839	$15,274	$157,194

7.	WARRANTY RESERVES

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

	(In thousands)
	2006	2005
Warranty reserves at January 1,	$9,850	$9,667
Provision for current year sales	2,539	2,390
Increase due to acquisitions	27	1,796
Current year claims	(1,597)	(1,858)
Change in estimates to pre-existing warranties	(604)	(1,363)
Foreign currency translation adjustment	347	(319)
Warranty reserves at September 30,	$10,562	$10,313

8.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

The components of net periodic pension cost for the three months ended September 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$3,399	$2,535	$954	$1,026
Interest cost	1,788	2,092	2,168	2,096
Expected return on plan assets	(4,079)	(4,176)	(2,159)	(2,013)
Amortization of prior service cost	80	41	78	3
Amortization of net loss	59	9	−	−
Amortization of transition asset	(1)	(1)	−	−
Net periodic benefit cost	$1,246	$500	$1,041	$1,112

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of net periodic pension cost for the nine months ended September 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plans		EMD Plans
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$9,391	$7,725	$3,298	$2,874
Interest cost	6,080	6,076	6,424	6,224
Expected return on plan assets	(12,329)	(12,422)	(6,523)	(5,905)
Amortization of prior service cost	208	101	80	3
Amortization of net loss	155	23	−	−
Amortization of transition asset	(3)	(3)	−	−
Other benefit costs	1,555	−	−	−
Net periodic benefit cost	$5,057	$1,500	$3,279	$3,196

During the nine months ended September 30, 2006, the Corporation did not make any contributions to the Curtiss-Wright Pension Plan and no contributions are anticipated in 2006. Contributions to the EMD Pension Plan were $6.0 million during the first nine months of 2006 and no further contributions are expected during the remainder of the year.

The other benefit costs indicated above represent two events that are accounted for under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”). The first event is a settlement charge resulting from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout. As a result of this single lump sum payout, special settlement requirements under FAS 88 have been triggered. The second event resulted from special termination benefits offered for a limited period of time to certain employees in the Motion Control segment who were subject to a reduction in workforce with the Corporation during 2006. Consistent with the requirements of FAS 88, this liability is to be recognized when the employees accept the offer and the amount can be reasonably estimated. The Corporation does not expect to incur any material other benefit costs for the remainder of 2006.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the three months ended September 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plan				EMD Plan
	September 30,				September 30,
	2006		2005		2006	2005
Service cost	$	−	$	−	$132	$46
Interest cost		12		12	400	230
Amortization of net (gain) loss		(3)		1	(131)	(270)
Net periodic benefit cost		$9		$13	$401	$6

The components of the net postretirement benefit cost for the nine months ended September 30, 2006 and 2005 were:

	(In thousands)
	Curtiss-Wright Plan					EMD Plan
	September 30,					September 30,
	2006			2005		2006	2005
Service cost	$		−	$	−	$397	$427
Interest cost		34			26	1,200	1,336
Amortization of net gain		(8)			(28)	(392)	(270)
Net periodic benefit cost (income)		$26			$(2)	$1,205	$1,493

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2006, the Corporation has paid $0.1 million and $1.4 million on the Curtiss-Wright and EMD postretirement plans, respectively. During 2006, the Corporation anticipates contributing $0.1 million and $1.9 million to the postretirement plans, respectively.

In September of 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires Companies to change how they report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheet. Please see Note 1 for the potential impact on the Corporation.

9.	EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	43,903	43,376	43,779	43,206
Dilutive effect of stock options and deferred stock compensation	435	570	475	574
Diluted weighted average shares outstanding	44,338	43,946	44,254	43,780

There were no antidilutive shares for the three and nine months ended September 30, 2006 and 2005.

10.	SHARE-BASED COMPENSATION

The Corporation has five active employee share-based compensation programs as explained in further detail below, which include non-qualified share options, employee stock purchase plan options, restricted stock units, performance shares, and performance restricted shares. Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based employee awards. Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. As the requisite service period for performance shares, restricted stock units, and performance restricted shares did not begin until after January 1, 2006, no compensation cost was recorded in prior periods. Effective January 1, 2006, the Corporation adopted FAS 123(R) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. Additionally, FAS 123(R) requires that cash flows resulting from tax deductions in excess of compensation cost that had been reflected as operating cash flows be reflected as financing cash flows.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation cost charged against income for employee share-based compensation programs during the three months and nine months ended September 30, 2006 was $1.4 million, before taxes of $0.4 million, and $4.3 million, before taxes of $1.2 million, respectively, as follows:

	(In thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Non-qualified share options	$770	$2,409
Employee stock purchase options	355	966
Performance shares	213	641
Performance restricted shares	—	—
Other share-based payments	65	316
Total	$1,403	$4,332
Net income impact	$1,015	$3,087
EPS Impact:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

Other share-based payments include unrestricted share awards to employees and restricted stock awards to non-employee directors, who are treated as employees as prescribed by FAS 123(R). The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expenses in the unaudited consolidated statements of earnings. No cost was capitalized during 2006.

Pro forma information regarding net earnings and earnings per share is required by FAS 123(R), and has been determined as if the Corporation had accounted for its employee non-qualified share options and employee stock purchase plan option grants under the fair value method in prior periods. The Corporation’s pro forma results are as follows:

	(In thousands, except per share data)
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net earnings, as reported	$17,519	$49,976
Add: Total share-based employee compensation cost, net of related tax effects, included in net income as reported	—	—
Deduct: Total share-based employee compensation cost determined under fair value based method for all awards, net of related tax effects	(596)	(1,795)
Pro forma net earnings	$16,923	$48,181
Net earnings per share:
As reported:
Basic	$0.40	$1.16
Diluted	$0.40	$1.14
Pro forma:
Basic	$0.39	$1.12
Diluted	$0.39	$1.10

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

Under the 2005 LTI Plan, the Corporation granted performance shares and performance restricted shares to certain of the Corporation’s key executives and are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance shares were granted to certain officers of the Corporation in the fourth quarter of 2005 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The performance restricted shares were granted to certain key employees in the first quarter of 2006 and are contingent upon the satisfaction of performance objectives keyed to achieving certain operating income statistics in the year of grant are satisfied and the shares of common stock are subsequently restricted for an additional two years.

As of September 30, 2006, there are 4.5 million remaining allowable shares for issuance under the 2005 LTI Plan.

1995 Long-Term Incentive Plan (the “1995 LTI Plan”): Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2006 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 100,000 shares of Common stock could be awarded in any year to any one participant under the 1995 LTI Plan. Awards under the 1995 LTI Plan consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants. Details regarding the performance units can be found in the Corporation’s 2005 Annual Report on Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During 2005, the 1995 LTI Plan was superseded by the 2005 LTI Plan. The shares that were not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of September 30, 2006 there were options representing a total of 1.3 million shares outstanding under the 1995 plan.

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

	2005	2004	2003
Risk-free interest rate	4.52%	3.89%	3.68%
Expected volatility	23.21%	31.37%	31.68%
Expected dividend yield	0.86%	0.64%	0.94%
Expected term (in years)	7.0	7.0	7.0
Weighted-average grant-date fair value of options	$9.06	$10.72	$6.99

A summary of employee stock option activity under the 2005 and 1995 LTI Plans are as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2005	1,916	$18.21	7.1	$17,812
Granted	—	—
Exercised	(215)	11.72
Forfeited/Cancelled	(39)	22.44
Outstanding at September 30, 2006	1,662	$18.95	6.6	$18,941
Exercisable at September 30, 2006	1,051	$14.48	5.4	$16,684

The total intrinsic value of stock options exercised during the first nine months of 2006 and 2005 was $4.5 million and $7.6 million, respectively.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was, in-substance, multiple awards. During the third quarter of 2006, compensation cost associated with non-qualified stock options of $0.8 million was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of September 30, 2006, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash received from option exercises during the first nine months of 2006 and 2005 was $2.8 million and $4.3 million, respectively. The total tax benefit generated from options granted prior to December 31, 2005, which were exercised during the first nine months of 2006 and 2005, was $1.7 million and $2.9 million, respectively, and was credited to additional paid in capital.

Performance Shares, Restricted Stock Units, and Performance Restricted Shares: Since 2005, the Corporation has granted performance shares and performance restricted shares to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various departmental and company-wide performance goals, including net income targets against budget and as a percentage of sales against a peer group and operating income as a percentage of sales against budget. The non-vested shares are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the shares are nontransferable while subject to forfeiture.

In September 2006, the Corporation granted 65,818 restricted stock units to two key executives. Under the terms of the agreements, the shares will vest in 2016.

A summary of performance share, restricted stock units, and performance restricted share activity for the first nine months of 2006 is as follows:

	Units (000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	217	$27.92
Granted	128	30.49
Vested	–	–
Forfeited	–	–
Non-vested at September 30, 2006	345	$28.87

The grant-date fair values of performance shares and performance restricted shares are based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that 50% of the performance shares and 100% of the performance restricted shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. The grant date fair values of the restricted stock units are based on the market price of the stock at the date of grant, and compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 9.4 years to 10.1 years. As of September 30, 2006, there was $4.5 million of unrecognized compensation cost related to nonvested performance shares and restricted stock units, which is expected to be recognized over a period of 5.7 years.

Employee Stock Purchase Plan: The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2006, 195,536 shares were purchased under the ESPP. As of September 30, 2006, there were 1.6 million shares available for future offerings and the Corporation has withheld $1.4 million from employees, the equivalent of 52,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.1 million of tax benefit associated with disqualifying dispositions during the first nine months of 2006.

The fair value of the employee stock purchase plan options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004
Risk-free interest rate	4.82%	2.86%	1.33%
Expected volatility	23.25%	30.98%	23.99%
Expected dividend yield	0.42%	0.33%	0.35%
Expected term (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$6.52	$6.68	$5.61

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

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 62,160 shares, at an average price of $19.83 as of September 30, 2006. During 2006, the Corporation issued 7,184 shares in compensation pursuant to such elections.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.  SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended September 30, 2006
	Flow Control		Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$129,819		$125,639	$56,343	$311,801	$	−	$311,801
Intersegment revenues		−	584	236	820		(820)		−
Operating income	14,014		15,310	10,448	39,772		(2,521)	37,251

	(In thousands) Three Months Ended September 30, 2005
	Flow Control		Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$112,126		$110,242	$48,987	$271,355	$	−	$271,355
Intersegment revenues		−	245	142	387		(387)		−
Operating income	13,800		11,203	8,618	33,621		(1,180)	32,441

	(In thousands) Nine Months Ended September 30, 2006
	Flow Control		Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$380,277		$356,496	$167,215	$903,988	$	−	$903,988
Intersegment revenues		−	951	601	1,552		(1,552)		−
Operating income	36,901		33,436	31,630	101,967		(7,020)	94,947

(In thousands) Nine Months Ended September 30, 2005
Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals

Revenue from external customers	$335,863		$328,180	$148,992	$813,035	$	−	$813,035
Intersegment revenues		−	521	380	901		(901)		−
Operating income	36,905		30,331	25,547	92,783		323	93,106

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
September 30, 2006	$501,150	$687,542	$216,281	$1,404,973	$82,227	$1,487,200
December 31, 2005	440,550	653,037	194,316	1,287,903	112,382	1,400,285

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Total segment operating income	$39,772	$33,621	$101,967	$92,783
Corporate and administrative	(2,521)	(1,180)	(7,020)	(2,436)
Gain on sale of Corporate real estate and fixed assets	−	−	−	2,759
Other income (expense), net	(18)	279	295	(421)
Interest expense	(5,721)	(4,912)	(17,103)	(13,993)
Earnings before income taxes	$31,512	$27,808	$78,139	$78,692

12.	COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$20,356	$17,519	$53,726	$49,976
Equity adjustment from foreign currency translations	473	1,907	16,667	(13,579)
Total comprehensive income	$20,829	$19,426	$70,393	$36,397

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

13.	CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is planned for 2017, is $3.1 million.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At September 30, 2006, and December 31, 2005 the Corporation had contingent liabilities on outstanding letters of credit of $20.4 million and $32.3 million, respectively.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

14.	SUBSEQUENT EVENTS

Early in the fourth quarter, the Corporation released a tax reserve associated with the sale of a former facility as a result of the expiration of the statute of limitations. The impact on the fourth quarter of 2006 is $1.5 million, net of tax.

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

Therefore, for the nine months ended September 30, 2006, our organic growth calculations exclude the operations of the 2006 acquisitions, as well as the first two months of operations during 2006 of Indal Technologies, which was acquired in March 2005. For the three months ended September 30, 2006, our organic growth calculations exclude the operations of the 2006 acquisitions. These excluded results of operations from the organic calculation are considered “incremental”.

Three months ended September 30, 2006

Sales for the third quarter of 2006 totaled $311.8 million, an increase of 15% from sales of $271.4 million for the third quarter of 2005. New orders received for the current quarter of $324.1 million were up 17% from new orders of $277.2 million for the third quarter of 2005. The acquisitions made in 2006 contributed $10.0 million in incremental new orders received in the third quarter of 2006. Backlog increased 11% to $893.4 million at September 30, 2006 from $805.6 million at December 31, 2005. The acquisitions made during 2006 represented $13.5 million of the backlog at September 30, 2006. Approximately 62% of our backlog is defense-related.

Sales growth for the third quarter of 2006, as compared to the same period last year, was driven by strong organic growth in all three of our operating segments and the contribution of the 2006 acquisitions. Our Motion Control, Flow Control and Metal Treatment segments experienced organic sales growth of 14%, 11%, and 9%, respectively, while the 2006 acquisitions contributed $7.8 million in incremental sales during the third quarter of 2006.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

In our base businesses, higher sales to the ground defense, oil and gas, commercial aerospace, and power generation markets drove our organic sales growth. Sales of our Motion Control segment’s embedded computing products provided the majority of the $8.2 million improvement in the ground defense market. Our Flow Control segment’s coker valve products continued to penetrate the oil and gas market, and contributed significantly to our $7.7 million increase in this market. Global original equipment manufacturer (“OEM”) products, spares, and repair and overhaul services revenues were up in our Motion Control segment, the main contributor to the $7.0 million increase in the commercial aerospace market. Sales to the power generation market from our Flow Control Segment drove the $6.5 million increase to this market, due to timing of plant outages. In addition, foreign currency translation favorably impacted sales by $3.1 million for the quarter ended September 30, 2006, compared to the prior year period.

Operating income for the third quarter of 2006 totaled $37.3 million, an increase of 15% over the $32.4 million in the third quarter of 2005. Overall operating income increased 14%, organically, for the same comparable prior year period due to higher sales volumes, favorable sales mix, and cost control initiatives. Our three business segments produced overall organic operating income growth of 18% in the third quarter of 2006 as compared to the third quarter of 2005, driven primarily by our Motion Control segment, which experienced organic operating income growth of 37% due mainly to increased sales volume, improved performance on long term contracts, and increased efficiencies as a result of our business integration initiatives within our embedded computing division. Our Metal Treatment segment experienced organic operating income growth of 20% mainly due to higher sales volume, while our Flow Control segment’s organic operating income increased slightly compared to the prior year period, as higher sales volume was offset by business integration costs, unfavorable sales mix, and higher material costs. Our 2006 acquisitions generated incremental operating income of $0.2 million in the third quarter of 2006.

Operating income in the third quarter of 2006 as compared to the prior year period included higher general and administrative costs related to the adoption of FAS 123(R), which lowered operating income by $1.1 million, and $0.8 million of higher pension expense related to the Curtiss-Wright pension plans. Foreign currency translation had minimal impact on operating income for the third quarter of 2006, as compared to the prior year period.

Net earnings for the third quarter of 2006 totaled $20.4 million, or $0.46 per diluted share, an increase of 16% as compared to net earnings for the third quarter of 2005 of $17.5 million, or $0.40 per diluted share. Higher interest rates, partially offset by lower average debt outstanding, led to higher net interest expense of $0.5 million in the third quarter of 2006 as compared to the third quarter of 2005.

Nine months ended September 30, 2006

Sales for the first nine months of 2006 totaled $904.0 million, an increase of 11% from sales of $813.0 million for same period last year. New orders received for the first nine months of $976.3 million were up 10% over the new orders of $888.0 million for the first nine months of 2005. The acquisitions made in 2005 and 2006 contributed $21.8 million in incremental new orders received in the first nine months of 2006.

Organic sales growth of 9% for the first nine months of 2006, as compared to the same period last year, was driven by our Flow Control and Metal Treatment segments, which experienced organic growth of 11% and 9%, respectively, compared to the prior year period. Our Motion Control segment’s organic sales increased 7% in the first nine months of 2006 as compared to the prior year period. Sales for the first nine months of 2006 also benefited from the 2005 and 2006 acquisitions, which contributed $18.6 million in incremental sales.

In our base businesses, higher sales to the oil and gas, commercial aerospace, and ground defense markets drove our organic sales growth. Our Flow Control segment’s coker valve products continued to penetrate the oil and gas market, and contributed significantly to the $23.4 million increase in this market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Global original equipment manufacturer (“OEM”) products, spares, and repair and overhaul services revenues in our Motion Control segment were the main contributor to the $21.4 million increase in the commercial aerospace market. Sales of our Motion Control segment’s embedded computing products provided the majority of the $14.5 million improvement in the ground defense market. Foreign currency translation had minimal impact on sales for the first nine months of 2006, compared to the prior year period.

Operating income for the first nine months of 2006 totaled $94.9 million, up 2% over the $93.1 million from the same period last year. Operating income for the first nine months of 2005 included a gain of $2.8 million related to the sale of a non-operating property. Overall organic operating income increased 3% for the first nine months of 2006 compared to the same period in 2005 as organic operating income growth of 11% in our three business segments was partially offset by increased pension and other corporate costs. Our Metal Treatment segment experienced organic operating income growth of 22% due mainly to the incremental margin on higher sales volume. Our Motion Control segment experienced organic operating income growth of 13% mainly due to higher sales volume, improvement on long-term contract performance, and increased efficiencies as a result of our business integration initiatives within our embedded computing division. Our Flow Control segment’s organic operating income increased 2%, as higher volumes were offset by business integration costs, unfavorable sales mix, and higher material costs. Additionally, our 2006 acquisitions experienced an operating loss of $1.0 million in the first nine months of 2006 due to business integration costs and timing of their contracts.

Additionally, operating income in the first nine months of 2006 as compared to the prior year period included higher general and administrative costs related to the adoption of FAS 123(R), which lowered operating income by $3.4 million. Foreign exchange translation adversely impacted operating income by $2.5 million for the first nine months of 2006, mainly due to the strengthening of the Canadian dollar earlier in the year, as compared to the prior year period.

Corporate and other costs increased $7.3 million due mainly to higher pension expense of $3.6 million related to the Curtiss-Wright pension plans, and the first quarter 2005 gain of $2.8 million on the sale of a non operating facility that did not recur in 2006.

Net earnings for the first nine months of 2006 totaled $53.7 million, or $1.21 per diluted share, an increase of 8% as compared to the net earnings for the first nine months of 2005 of $50.0 million, or $1.14 per diluted share. Our effective tax rate for the first nine months of 2006 was favorably impacted by tax benefits of $2.0 million relating to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment. Higher interest rates, partially offset by lower average outstanding debt, led to higher interest expense of $2.0 million, net after tax, in the first nine months of 2006 as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Sales:
Flow Control	$129,819	$112,126	15.8%	$380,277	$335,863	13.2%
Motion Control	125,639	110,242	14.0%	356,496	328,180	8.6%
Metal Treatment	56,343	48,987	15.0%	167,215	148,992	12.2%

Total Sales	$311,801	$271,355	14.9%	$903,988	$813,035	11.2%
Operating Income:
Flow Control	$14,014	$13,800	1.6%	$36,901	$36,905	0.0%
Motion Control	15,310	11,203	36.7%	33,436	30,331	10.2%
Metal Treatment	10,448	8,618	21.2%	31,630	25,547	23.8%
Total Segment	39,772	33,621	18.3%	101,967	92,783	9.9%
Corporate & Other	(2,521)	(1,180)	113.6%	(7,020)	323	-2273.4%

Total Operating Income	$37,251	$32,441	14.8%	$94,947	$93,106	2.0%

Operating Margins:
Flow Control	10.8%	12.3%		9.7%	11.0%
Motion Control	12.2%	10.2%		9.4%	9.2%
Metal Treatment	18.5%	17.6%		18.9%	17.1%
Total Curtiss-Wright	11.9%	12.0%		10.5%	11.5%

Flow Control

Sales for the Corporation’s Flow Control segment increased 16% to $129.8 million for the third quarter of 2006 from $112.1 million in the third quarter of 2005. The 2006 acquisitions contributed $5.0 million in incremental sales in the third quarter of 2006, while organic sales growth was 11%. The organic sales growth was driven primarily by increased sales to the oil and gas and commercial power markets of $7.0 million and $5.6 million, respectively, as compared to the prior year period. Defense sales remained flat to the prior period. Approximately half of the increased sales to the oil and gas market were driven by continued high demand for our coker valve products. Other valve and field service sales to the oil and gas market were also up over the third quarter 2005, due to increased capital spending and repair and maintenance expenditures by refineries as they continue to invest to increase capacity and improve plant efficiencies. Sales in our commercial power generation business were driven by strong demand in the nuclear power market due to timing of plant outages. Though sales to the defense market were flat to the prior period, there were movements within the sector. Revenues to the U.S. Navy were up $1.2 million over the prior year period due to a $5.4 million increase in the timing of pump and generator production work on CVN aircraft carriers, higher sales of generic electronics products of $1.4 million, and increase in electro-mechanical spares revenue of $1.0 million. Partially offsetting these increases was a $6.0 million decrease in pump and generator sales for submarines due to timing of contracts. Additionally, sales to the ground defense market decreased $2.2 million from the prior year due to less development work on the U.S. Army’s electromagnetic (“EM”) gun program. Sales of this segment also benefited from favorable foreign currency translation of $0.4 million in the third quarter of 2006 as compared to the prior year period.

Operating income for the third quarter of 2006 was $14.0 million, slightly higher than the $13.8 million for the same period last year. The 2006 acquisitions had a minimal impact on operating income during the third quarter of 2006 due to business integration costs. The segment’s organic operating income was flat to the prior year period as higher sales volume was partially offset by higher material costs and new product manufacturing start up costs. Additionally, in the third quarter of 2005, the segment reached a settlement with the seller of a previously acquired business, resulting in $0.9 million of operating income that did not recur in 2006. Offsetting this margin impact were lower research and development costs of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

$0.8 million due to government funding of previously expensed research costs for new programs. Foreign currency translation favorably impacted this segment’s operating income by $0.1 million in the third quarter of 2006 as compared to the prior year.

Sales for the first nine months of 2006 were $380.3 million, an increase of 13% over the same period last year of $335.9 million. Acquisitions contributed $7.9 million to this segment’s sales during the first nine months of 2006. The segment experienced organic growth of 11% in the first nine months of 2006 as compared to the prior year period primarily resulting from higher sales to the oil and gas market of $20.5 million, higher sales to the U.S. Navy of $9.6 million, and higher sales to the power generation market of $3.9 million. Revenues derived from the oil and gas market were driven by our coker valve sales which increased 60% in the first nine months of 2006 versus the prior year, as the products continue to gain greater acceptance in the market and our installed base continues to perform well. Other valve and field service revenues to the oil and gas market were up $7.5 million over the same period in 2005 due to increased capital spending and repair and maintenance expenditures by refineries as they continue to invest money to increase capacity and improve plant efficiencies. The higher sales to the U.S. Navy were mainly driven by increased generator and pump sales of $17.1 million for use on the CVN aircraft carrier and higher generator sales of $2.5 million for use on submarines, both due to the timing of contracts. Sales to the U.S. Navy during the first nine months of 2006 were also positively impacted by a $3.4 million increase of spares and repair work, higher sales of generic electronic products of $2.9 million, and $2.1 million of additional developmental work, as compared to the prior year period. Partially offsetting these improvements were lower overall pump sales of $14.5 million to the U.S. Navy as we wind down on existing submarine contracts, lower sales of $2.1 million for ball valves used on the Virginia-class submarines, and lower sales of $1.3 million for the JP-5 fuel transfer valves used on Nimitz-class nuclear aircraft carriers. Sales in our commercial power generation business, which is driven by customer maintenance schedules, were up versus prior year due to strong demand from the nuclear power market. Sales also benefited from favorable foreign currency translation of $0.6 million in the first nine months of 2006, as compared to the same period last year.

Operating income for the first nine months of 2006 was $36.9 million, which was flat to the first nine months of 2005 operating income. Acquisitions lowered operating income by $0.7 million in the first nine months of 2006 due to business integration costs. The segment achieved organic growth of 2% due to higher sales volume and increased plant efficiencies, offset by increased material costs, additional research and development investments, and increased selling and infrastructure expenditures to support organic growth. Research and development spending increased $1.2 million over the prior year as we position ourselves to take advantage of the anticipated increase in future commercial nuclear power projects. Foreign currency translation positively impacted this segment’s operating income by $0.2 million in the first nine months of 2006 as compared to the prior year.

New orders received for the Flow Control segment totaled $109.9 million in the third quarter of 2006 and $404.9 million for the first nine months of 2006, representing an increase of 11% and 13% from the same periods in 2005, respectively. The acquisitions made in 2006 contributed $7.3 million in incremental new orders received in the third quarter of 2006. The increase in orders for the third quarter of 2006 was within the oil and gas markets where the placement of orders is dependant of the timing of scheduled and unscheduled refinery shutdowns. Backlog increased 7% to $459.9 million at September 30, 2006 from $429.3 million at December 31, 2005. The acquisitions made during 2006 represented $13.5 million of the backlog at September 30, 2006.

Motion Control

Sales for our Motion Control segment increased 14% to $125.6 million in the third quarter of 2006 from $110.2 million in the third quarter of 2005, all due to organic sales growth. The organic sales growth was primarily due to higher sales of ground defense products and commercial aerospace partially offset by lower sales of general industrial and defense aerospace products. Ground defense product sales increased $10.4 million driven by higher sales of embedded computing products for the Bradley Fighting Vehicle on increased demand resulting from the war effort, and also due to new program sales of embedded computing products on the U.S. Army’s Armored Security Vehicle and the Future Combat System. Commercial aerospace sales increased $5.5 million largely due to 737 actuation systems and

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

other new programs with Boeing, as well as increased sales of smoke detection and other sensor products. Partially offsetting these increases were lower sales of controller products to the general industrial markets of $2.6 million, as a primary customer for these products in Europe continued its transition to in-house production. We expect this trend to continue throughout 2006, however, we do not believe the loss of this customer will have a material impact on the sales or operating profit of the Corporation or this segment. In addition, sales to the defense aerospace market decreased $2.0 million, due in part to reduced customer requirements and lower pricing for the weapons bay door systems used on the F-22 and reduced sales of radar warning devices used on the Blackhawk helicopter. Foreign currency translation favorably impacted sales for the third quarter of 2006 by $1.7 million as compared to the prior year period.

Operating income for the third quarter of 2006 was $15.3 million, an increase of 37% over the same period last year of $11.2 million, all of which is organic. The benefit of the higher sales volume and increased efficiencies as a result of our business integration initiatives within our embedded computing division were partially offset by unfavorable sales mix resulting from lower sales of higher margin programs such as the F-22 and the European controllers business, increased material costs, and the ramp up of new programs. In addition, the third quarter of the prior year was negatively impacted by 767 tanker program cost overruns, increased quality inspection expenses, and higher costs relative to the start up of the AN-APR39 Radar Warning System program, which did not recur in 2006. The business segment’s operating income was also adversely impacted by foreign currency translation of approximately $0.4 million in the third quarter of 2006, as compared to the third quarter of 2005, mainly due to the strengthening of the Canadian dollar.

Sales for the first nine months of 2006 were $356.5 million, an increase of 9% from sales of $328.2 million during the first nine months of 2005, primarily due to organic growth of 7% and the contribution of the 2005 acquisition, which contributed $5.9 million in incremental sales. Organic sales growth in the first nine months of 2006 was mainly due to higher sales to the commercial aerospace industry of $16.3 million and to the ground defense market of $15.7 million, partially offset by lower sales to the general industrial and defense aerospace markets of $8.3 million, in the aggregate. Sales of various actuation and sensor products to original aircraft OEMs increased $9.8 million due to additional ship set requirements of 737 actuation systems and other new programs with Boeing, and to our customers’ increasing order base. Repair and overhaul sales increased $4.1 million due to the continuing recovery of the commercial aerospace industry. Sales of embedded computing products to the defense ground market increased $13.6 million, primarily due to spares sales for the Bradley Fighting Vehicle and new production orders for the Armored Security Vehicle, and development work related to the Future Combat System, partially offset by lower redesign and production work for the mobile gun system. Offsetting these improvements were lower sales of sensor products on space-related programs and lower sales of controller products to the general industrial as a primary customer for these products in Europe continued its transition to in-house production. Foreign currency translation had a minimal impact on sales for the first nine months of 2006 as compared to the prior year period.

Operating income for the first nine months of 2006 was $33.4 million, an increase of 10% over the same period last year of $30.3 million. The 2005 acquisition experienced an incremental loss of $0.8 million for the first nine months of 2006 due to delays in timing of their contracts and from margin erosion due to changes in foreign exchange rates on certain foreign currency denominated contracts. Organic growth of 13% was achieved through the higher sales volume, noted above, and increased efficiencies as a result of our business integration initiatives within our embedded computing division, partially offset by unfavorable sales mix resulting from lower sales of higher margin programs such as the F-22 and the European controllers business, increased material costs, and the ramp up of new programs. In addition, research and development costs decreased $3.3 million due to a reallocation of engineering efforts to work on customer funded development programs, where costs are classified as cost of goods sold, and the realization of the integration initiatives. The business segment’s operating income was also adversely impacted by foreign currency translation of $2.5 million in the first nine months of 2006, as compared to the comparable period of 2005, mainly due to the strengthening of the Canadian dollar.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

New orders received for the Motion Control segment totaled $158.0 million in the third quarter of 2006, an increase of 21% from the same period last year, and $403.6 million for the first nine months of 2006, representing an increase of 7% over the comparable period of 2005. The quarterly and year-to-date increases were largely due to significant Future Combat System development contract awards received during the third quarter of 2006. Year-to-date comparisons were also impacted by contract orders for defense aerospace actuation systems in the first quarter of 2005 that did not repeat in 2006 and lower orders in the European controllers business due to the aforementioned customer loss. Backlog increased 15% to $431.1 million at September 30, 2006 from $374.5 million at December 31, 2005.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $56.3 million for the third quarter of 2006, up 15% when compared with $49.0 million in the third quarter of 2005. The 2006 acquisition contributed $2.8 million of incremental sales during the third quarter of 2006, while organic sales growth was 9%. The organic sales improvement is mainly due to strong sales growth from our global shot peening services, which contributed $2.3 million, and higher heat treating sales of $1.4 million. Shot peening sales increased primarily due to higher sales to the commercial and defense aerospace markets and modest gains in the power generation, general industrial, and oil and gas markets. Sales growth in the European automotive market was offset by reduced volumes in the North American automotive market. Heat treating sales experienced increases in the automotive market as the division continues to benefit from strengthening economic conditions. Foreign currency translation favorably impacted sales for the third quarter of 2006 by $1.0 million as compared to the prior year period.

Operating income for the third quarter of 2006 increased 21% to $10.4 million from $8.6 million for the same period last year. Organic operating income growth for the third quarter of 2006 was 20%, while the 2006 acquisition contributed $0.2 million of incremental operating income in the third quarter of 2006. Overall margin improvement was due mainly to the higher sales volume, primarily in our heat treating division, which benefited from increased productivity. Operating expenses remained essentially flat as a percentage of sales period over period. Foreign currency translation had a favorable impact on this segment’s operating income of $0.2 million for the third quarter of 2006 as compared to the prior year period.

Sales for the Corporation’s Metal Treatment segment totaled $167.2 million for the first nine months of 2006, up 12% when compared with $149.0 million for the comparable period of 2005. The 2006 acquisition contributed $4.9 million of incremental sales in the first nine months of 2006, while organic sales growth was 9%. The organic growth was due to strong sales from our global shot peening services, which contributed $7.8 million, and higher heat treating sales of $4.3 million. Shot peen forming services on wing skins for Airbus drove the commercial aerospace market sales increase of $3.4 million, while sales of shot peening services to the North American defense markets increased $1.7 million. Shot peening sales also experienced sales gains in the oil and gas and power generation markets, while sales growth in the European automotive and general industrial markets were offset by reduced volumes in the same North American markets. Heat treating sales experienced increases across all markets served due to strengthening economic conditions. The most significant gains were in the general industrial and automotive markets, which increased $1.9 million and $1.3 million, respectively. The coatings division experienced organic growth of $1.4 million primarily from the commercial aerospace market on increased customer production of new aircraft. In addition, foreign currency translation adversely impacted sales for the first nine months of 2006 by $0.4 million, as compared to the prior year period.

Operating income for the first nine months of 2006 increased 24% to $31.6 million from $25.5 million for the same period last year. Organic operating income growth for the first nine months of 2006 was 22% over the same period in 2005, while the 2006 acquisition contributed $0.5 million of incremental operating income to the first nine months of 2006. The operating income growth was primarily due to the variable contribution to gross margins of the higher volumes noted above. Operating expenses remained essentially flat as a percentage of sales period over period. Additionally, the segment was adversely impacted from unfavorable foreign currency translation in the first nine months of 2006 of $0.2 million, as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

New orders received for the Metal Treatment segment totaled $56.3 million in the third quarter of 2006 and $167.7 million for the first nine months of 2006, representing increases of 18% and 13% from the same periods in 2005, respectively. The acquisition made in 2006 contributed $2.8 million and $4.9 million in incremental new orders received in the third quarter and first nine months of 2006, respectively. Backlog increased 27% to $2.4 million at September 30, 2006 from $1.9 million at December 31, 2005.

Interest Expense

Interest expense increased $0.8 million and $3.1 million for the third quarter and first nine months of 2006, respectively, versus the comparable prior year periods. The increases were due to higher interest rates partially offset by lower average outstanding debt. Our average borrowing rate increased 70 basis points and 90 basis points for the third quarter and first nine months of 2006 as compared to the comparable prior year periods, respectively. Average outstanding debt decreased 3% and 2% for the three months and nine months ended September 30, 2006, respectively, as compared to the comparable prior year periods.

CHANGES IN FINANCIAL CONDITION

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor and are therefore subject to market fluctuations and conditions. A substantial portion of our business is in the defense market, which is characterized predominantly by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestones) that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

Our working capital was $328.2 million at September 30, 2006, an increase of $59.2 million from the working capital at December 31, 2005 of $269.0 million. The ratio of current assets to current liabilities was 2.5 to 1 at September 30, 2006 versus 2.2 to 1 at December 31, 2005. Cash and cash equivalents totaled $47.4 million at September 30, 2006, down from $59.0 million at December 31, 2005. Days sales outstanding at September 30, 2006 were 53 days as compared to 43 days at December 31, 2005. Inventory turns were 4.9 for the nine months ended September 30, 2006 as compared to 5.6 at December 31, 2005.

Excluding cash, working capital increased $70.9 million from December 31, 2005, partially due to the 2006 acquisitions. The remainder of the increase was driven primarily by increases in inventory and receivables. Inventory increased $30.3 million due to build up for fourth quarter sales, stocking of long lead time material for new programs, and increased material costs, while receivables increased $21.7 million due to higher sales volume, an increase in long-term contracts accounted for under the percentage-of-completion method, and strong collections in the fourth quarter of 2005. These increases to receivables and inventory were offset by an increase in deferred revenue of $9.2 million from favorable billing terms on certain commercial and governmental contracts. Additionally, accounts payable and accrued expenses decreased $16.1 million due to lower days payable outstanding and the payments of annual compensation plans in the first quarter of 2006 while income taxes payable decreased 13.8 million due to the first quarter payment of our 2005 taxes and the 2006 estimated tax payments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Investing Activities

The Corporation acquired three businesses in the first nine months of 2006. Funds available under the Corporation’s credit agreement were utilized for funding the purchase price of the acquisitions, which totaled $34.8 million. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives. As indicated in Note 2 to the Consolidated Financial Statements of our 2005 Annual Report on Form 10-K, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. During the first nine months of 2006, the Corporation made $4.5 million in earn-out payments.

Capital expenditures were $27.9 million in the first nine months of 2006. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments. We expect to make additional capital expenditures of approximately $10 million during the remainder of 2006 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

During the first nine months of 2006, we used $26.0 million in available credit under the Revolving Credit Agreement to fund investing activities. The unused credit available under the Revolving Credit Agreement at September 30, 2006 was $340.0 million. The Revolving Credit Agreement expires in July 2009. Additionally, we have reclassified $5.0 million of debt due under a 2007 Industrial Revenue Bond to short-term debt. We believe funds from operations will be sufficient to satisfy the obligation in the first quarter of 2007. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 5.4% during the third quarter of 2006 and 4.7% for the comparable prior year period.

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

Recently issued accounting standards:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. We do not anticipate that the adoption of this statement will have a material impact on our results of operation or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

MANAGEMENT’S DISCUSSION and ANALYSIS of

FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (“SFAS No. 156”). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. We do not anticipate that the adoption of this statement will have a material impact on our results of operation or financial condition.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 for the Corporation and we are currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). This Statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“the Plans”). The recognition of a net asset or liability will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 will not change how the Plans are accounted for and reported in the income statement. Therefore, the amounts to be recognized in accumulated other comprehensive income will be the unrecognized gains/losses, prior service costs/credits, and transition assets/obligations, which will continue to be amortized under the existing guidance as net periodic pension cost in the income statement. Companies are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. Based upon the most recent actuarial data available, the net impact on the December 31, 2006 balance sheet would be to increase prepaid pension costs by $17.9 million, increase other current liabilities by $2.3 million, reduce accrued pension and post retirement benefit costs by $3.2 million, increase deferred tax liabilities by $7.1 million, with the offset increasing stockholders’ equity by $11.7 million. Additionally, for fiscal years ending after December 15, 2008, SFAS No. 158 will require companies to measure the plan assets and obligations as of the date of the employer’s fiscal year end, however, earlier adoption of the measurement date provisions is encouraged. We currently utilize measurement dates of September 30 and October 31 for our various Plans. We do not anticipate the change in the fiscal year end measurement date to have a material impact on our results of operation or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the nine months ended September 30, 2006. Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2006, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2006. Information regarding our Risk Factors is more fully described in item “1A. Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 25, 2005.

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 10.1	Restricted Stock Unit Agreement, dated October 9, 2006, by and between Curtiss-Wright Corporation and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006)

Exhibit 10.2	Restricted Stock Unit Agreement, dated October 12, 2006, by and between Curtiss-Wright Corporation and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:_/s/ Glenn E. Tynan___________
Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: November 8, 2006