Form 10-K
period 2006-12-31
CURTISS WRIGHT CORP
filed 2007-02-27
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [X]      No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes [ ]      No [X]

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
Large accelerated filer [X]                     Accelerated filer [ ]                          Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ ] Yes      [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006, was approximately $1.4 billion.

The number of shares outstanding of each of the Registrant's classes of Common stock as of January 31, 2007:

Class	Number of shares
Common stock, par value $1 per share	44,184,737

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2007 Annual Meeting of Stockholders to be held on May 4, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

FORWARD-LOOKING INFORMATION
Except for historical information, this Annual Report on Form 10-K may be deemed to contain "forward-looking" information. Examples of forward-looking information include but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information may be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," "anticipates," the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes To Consolidated Financial Statements, and Item 11. Executive Compensation. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

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

  the factors discussed under the caption “Risk Factors” in Item 1A below;

  and other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

The Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

BUSINESS DESCRIPTION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow-control products used in severe service defense and commercial markets including power generation, oil and gas, and general industrial. The Motion Control segment primarily designs, develops, and manufactures high-performance mechanical systems, drive systems, embedded computing solutions, and electronic controls and sensors for the defense, aerospace, and general industrial markets. Metal Treatment provides a variety of metallurgical services, principally shot peening, laser peening, heat treating, and specialty coatings, for various markets, including military and commercial aerospace, automotive, construction equipment, oil and gas, power generation, and general industrial.

Flow Control

Curtiss-Wright Flow Control specializes in the design and manufacture of highly engineered valves, pumps, motors, generators, electronics, and related products for the commercial nuclear power industry, oil and gas processing facilities, and a range of critical national defense programs. Flow control products are mainly used by the U.S. Navy, nuclear power plants, the oil and gas industry, and other commercial applications. While our markets are defined by advanced technology and significant engineering expertise, competition, especially in the U.S. governments’ market, is increasingly impacted by price concerns and geopolitical events, such as the war on terrorism. The ability to provide quality products with excellent performance coupled with our response to downward pricing pressure have become integral to meeting customer demand. Government sales, primarily to the U.S. Navy as a subcontractor, comprised 43%, 48%, and 50% of segment sales in 2006, 2005, and 2004, respectively.

The Flow Control segment is made up of 19 companies that are organized and managed through four operating divisions: Valve Systems, Commercial Power and Services, Electromechanical Systems, and Controls Systems.

The Valve Systems division produces high performance, specialized valve solutions for the defense, power generation, oil and gas processing, and industrial markets as well as providing engineering, testing, repair, and consulting services throughout the world. The Valve Systems division offers a diverse line of products and services that control the flow of liquids and gases and provide safety relief in high-pressure, severe-service applications. Because of the critical nature of these applications, our products are highly engineered to meet stringent performance and reliability requirements. These products and services include customized critical valve components for the defense industry, a unique and revolutionary coker unheading device, boltless slide valves, fluidic catalytic cracking unit (FCCU) devices, and web-enabled software for the management of pressure relief systems. Revenues derived from the sales of valves during 2006, 2005, and 2004 represented 18%, 16%, and 14%, respectively, of the Corporation’s consolidated revenue. This division operates facilities in the U.S., Canada, and the U.K. To enhance our global competitiveness, we have made a small investment in Korea and Russia and plan to establish a manufacturing facility in China in the near future.

This division’s sales to the U.S. Government, primarily the U.S. Navy, include valves that are installed on every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. It also currently supplies all the relief valves utilized by the Navy’s nuclear propulsion systems. Key programs include the Virginia class submarine and CVN aircraft carriers. Other programs include various Navy submarine classes, such as Los Angeles and Trident, as well as the Nimitz aircraft carriers. Additional growth in this sector has been generated through development programs for aircraft launch and arrest systems and non-nuclear control valves for aircraft carriers and ball valves for submarines. Valve Systems continues to leverage its long-standing relationship and proven engineering expertise with the U.S. Navy to identify new opportunities for additional products on all of its platforms.

The Valve Systems division also provides products for the commercial markets, mainly nuclear power. The Valve Systems Group provides its valves to owners and operators of commercial power utilities who use them in new and existing nuclear and fossil fuel power plants. Recently, the product line has been enhanced to include instrumentation accessories for air operated valves. The division expects a resurgence of demand for commercial nuclear power both in the U.S. and abroad and is positioning itself to participate in the new construction for both domestic and international nuclear power plants. In recent years, all newly built nuclear power plants have been outside the U.S., and segment sales for such plants have been mainly to South Korea and Taiwan. As the nuclear market picks up momentum, we expect increased competition in the market. However, we believe our long standing reputation, strong customer relationships, and proven technologies should provide us with good opportunities.

Within the petroleum, petrochemical, chemical, and oil and gas processing markets, the Valve Systems division designs, engineers, and manufactures spring-loaded and pilot operated pressure-relief valves as well as metal-seated industrial gate, butterfly, boltless slide, plug, angle, diverter, and ball valves used in standard and advanced applications including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Included in this portfolio of products is the recent commercialization of the DeltaGuard™ coke-drum unheading device, which represents a significant advancement in coke-drum unheading technology. This patented technology is remotely operated, therefore inherently safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application. There are patents for The DeltaGuard coke-drum which are significant to the sales of this product as they require new entrants to develop new technological approaches in order to enter the market. The division also provides inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems.

Enhancing our oil and gas market position, this division recently purchased Enpro Systems in April 2006 and subsequently integrated it with an existing business, Tapco International, creating TapcoEnpro International. The acquisition expanded our product portfolio to include engineered pressure vessels, FCCUs, ethylene cracking processing equipment, and related field services. TapcoEnpro International offers custom-designed valves and complementary components that operate in industrial process applications including fluid, residual, and millisecond catalytic cracking units as well as power generation, steel manufacture, and ore reduction. TapcoEnpro International also manufactures, repairs, and modifies orifice chambers, hydrotreaters, and American Society of Mechanical Engineers (ASME) code pressure vessels. In addition, TapcoEnpro International can provide a wide array of field services, including equipment repair, modification or replacement, inspection of valves, controls, pipes and refractory linings, maintenance planning and scheduling for valves or control systems, diagnostic assistance with troubleshooting problems in critical components, and on-site system training.

General industry products within the Valve Systems division include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic and pneumatic valves, air-driven pumps, gas boosters, and directional control valves used in various industrial applications, including truck transmission and car transport carriers.

The Commercial Power and Services division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, hydroelectric energy producers, the Department of Energy (DOE), and the Department of Defense. This division offers a wide range of fasteners, fastening systems, specialized containment doors, airlock hatches, electrical units, bolting solutions, machined products, consulting, and enterprise resource planning for the nuclear power. In addition, this division provides distribution and servicing of original equipment manufacturers (OEM) spare parts and valve components, training, on-site services, staff augmentation, and engineering programs relating to nuclear power plants, as well as diamond wire cutting services used to create large, thick cuts from concrete structures.

During the last decade, numerous competitors have exited this market due the stringent qualification requirements. Our operations have maintained all of the regulatory certifications required to provide and /or qualify value-added representations and certification of nuclear-grade products and are well positioned to benefit from a commercial nuclear power renaissance both domestically and internationally. The key will be to remain competitive and continue to offer excellent performance and quality products. This division has locations in Brea, California, Middleburgh, Ohio and Cincinnati, Ohio.

The Electro-Mechanical Systems division produces advanced electro-mechanical solutions for the U.S. Navy, commercial nuclear power, and the oil and gas processing markets. The division designs and manufactures advanced pumps, motors, generators, propulsors, mechanicals seals, control rod drive mechanisms, and power conditioning electronics. This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-dynamic solutions for their main customer, the U.S. Nuclear Navy, including reactor and main coolant pumps, other critical-function pumps, various advanced motors, generators, secondary propulsion systems, and design engineering services. Specific applications include the Los Angeles, Virginia, Trident, Ohio, and Seawolf class submarines, and the CVN aircraft carrier.

In addition, the segment provides ship service generators and secondary propulsion systems to the non-nuclear U.S. Navy, including the Destroyer program. The division is strengthening its relationship with the Navy by participating in the design and development of major subsystems for the Navy’s Electro-Mechanical Aircraft Launch System (EMALS) as well as the Advanced Arresting Gear (AAG) for installation in its aircraft carrier fleet. This division expanded its offerings to the military to now include advanced electromagnetic product development to the U.S. Army as pulsed power supply continues to advance in the military weapons segment.

The Electro-Mechanical Systems’ products are also sold to complementary commercial markets, primarily nuclear power generation and oil and gas. We provide reactor coolant pumps, advanced motors, control rod drive mechanisms to the nuclear power markets. In the oil and gas market, we are partnering with industry leaders to develop advanced systems for exploration and production. Current programs encompass subsea pumping and power-dense motors for compact, integrated compression systems. This division has also expanded its offerings to include hazardous waste pumps to the DOE.

The commercial nuclear power markets and the oil and gas processing industries are experiencing pricing increases of materials due to increase in the demand. The increase in the pricing of the materials as well as pricing concerns and the effect of the war remain key competitive factors. As a renaissance is expected both domestically and in the increasing market overseas, the key will be to remain competitive and continue to offer excellent performance and quality products. This division has locations in Cheswick, Pennsylvania, and Phillipsburg, New Jersey.

The Controls Systems division develops, manufactures, tests, and services specialized electronic instrumentation and control equipment, which includes instrumentation for primary and secondary controls, steam generator control equipment, valve actuators, and valve and heater controls. This division provides custom designed and commercial-off-the-shelf (COTS) electronic circuit boards and systems to the U.S. Nuclear Navy. Sales to the U.S. Navy are made by responding directly to requests for proposals from customers. The division also designs and manufactures advanced valve controllers and predictive maintenance systems for the oil and gas and industrial markets.

The Controls Systems division’s products also include plant instrumentation, primary and secondary controls, steam generator control equipment, valve actuators, valve and heater controls, calorimetric instrumentation, generic digital signal processor cards, digital and numeric readout meters, response time test instrumentation, reactor plant control equipment, and COTS power supply units. The division also provides engineering and support services which include embedded system design, shipboard automation and valve networking, microprocessor, Field Programmable Gate Array (FPGA), and analog design, system integration, software design and qualification, and factory acceptance testing. The division encounters strong competition in the Navy nuclear market from a limited number of competitors. This division is located in East Farmingdale, New York.

This division acquired Techswan, Inc., which conducted business as Swantech, in September 2006 to enhance its portfolio of advanced electronics for the oil and gas and general industrial markets. Swantech has patented a unique technology called Stress Wave Analysis (SWAN) that provides vibration and oil/lubrication analysis solutions. SWAN has shown to be an effective, non-invasive method to identify early stage mechanical damage and equipment setup issues, such as imbalance and alignment, far sooner than the existing technologies. SWAN is an order of magnitude more sensitive than the presently installed technologies and provides the only continuous measurement of machine condition. The technology acquired in the purchase will enhance our existing product line.

The following list defines our principle products and the markets served by the Flow Control segment.

Naval Defense
•	Nuclear propulsion system components
Valves (butterfly, globe, gate, control, safety, relief, solenoid, hydraulic operated gate)
Pumps
Motors & generators
Instrumentation and controls
•	Non-nuclear products
Smart leakless valves
Aircraft shuttle components
Sub-safe ball valves
Jet-fuel pumping valves
Steam generator control equipment
Air driven fluid pumps
Engineering, inspection and testing services
•	Aircraft carrier launch and retrieval equipment
Advanced electromagnetic systems
•	Instrumentation and control systems
Ground Defense
•	Electromagnetic gun pulsed power supply system
Oil & Gas Processing
•	Critical Process Valves
DeltaGuard coker valve
Boltless slide valves
Butterfly and triple offset butterfly valves
Pilot operated relief valves
Pressure relief valves
Safety valves
Solenoid, gate and globe valves
Steam valves
•	Fluid catalytic cracking devices
•	Process Vessels
Cat cracker reactors and regenerators
Hydrotreators
Air grids and cyclones
•	Advanced Valve Controls and Prognostics Technology
Digital valve controller with redundant technology
Signature recognition for fault and leak detection
•	Web-enabled process control software
Nuclear Power Generation
•	Pumps
Reactor coolant and process
•	Advanced motors and generators
•	Control rod drive mechanisms
•	Valves
Solenoid, ball, butterfly, check, pressure relief, safety and pilot operated relief valves, gate & globe
•	Design, fabrication of nuclear facility airlocks, doors, hatches
•	Instrumentation
•	Diagnostic and test equipment
•	Fluid sealing technologies
•	Actuators
Pneumatic and hydraulic
•	Plate heat exchangers
•	Separation technologies
•	Fasteners
•	Advanced bolting technologies
•	Diamond wire concrete cutting
•	Engineering services

•	Equipment qualification, commercial grade dedication
•	Inventory management systems
General Industrial
•	Valves
Directional control and pneumatic
Critical machinery fault detection and prognostics systems

The Flow Control segment experiences strong competition from a large number of domestic and foreign sources. Competition occurs on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Sales to commercial end users are accomplished by a combination of direct sales employees and manufacturers’ representatives located in the segment’s primary market areas. This representation provides sales coverage of nuclear power utilities, principal boiler and reactor builders, architectural engineers, and hydrocarbon processing industry and chemical processing industry plants worldwide. For its military contracts, the segment receives requests for quotes from prime contractors as a result of being an approved supplier for naval propulsion system pumps and valves. Sales engineers support non-nuclear sales activities. The segment uses the direct distribution basis for military and commercial valves and associated spare parts. In addition, the sales associated with the power plants follow the cycles associated with the power outages that are more prevalent in the spring and fall and bi-annual plant updates.

Backlog for this segment at December 31, 2006, was $434.9 million, of which 22% will be shipped after one year, compared with $429.3 million at December 31, 2005. Additionally, 38% of this segment's backlog as of December 31, 2006 is comprised of orders with the U.S. Navy through its prime contractor, Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 21%, 24%, and 33% of total segment sales in 2006, 2005, and 2004, respectively, or 9%, 10%, and 13% of the Corporation’s consolidated revenue. Additionally, sales to one of the segment’s commercial customers represented approximately 10%, 8%, and 9% of total segment sales in 2006, 2005, and 2004, respectively. The loss of these customers would have a material adverse effect on the business of this segment and the Corporation. None of the business of this segment is seasonal. Raw materials are generally available in adequate quantities.

Motion Control

Curtiss-Wright’s Motion Control segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical electronic component and control systems, and sensors for the aerospace, defense, and industrial equipment markets. This segment consists of 14 business units that are organized and managed as three core technology groups: Engineered Systems, Integrated Sensing, and Embedded Computing.

Our Engineered Systems division’s product offerings to the aerospace industry consist of electro-mechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or to operate canopies, cargo doors, weapons bay doors, or other devices used on aircraft. Aircraft applications include actuators and electronic control systems and sensors for the Boeing 737, 747, 757, 767, 777, Airbus A320, A330, A340, and future Boeing 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the F-22 Raptor fighter jet, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Engineered Systems division is also developing flight control actuators for the engineering and manufacturing development phase of Lockheed Martin's F-35 Joint Strike Fighter (JSF) program. The JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. The division also provides electric motors, controllers, and smaller electromechanical actuation subsystems for flight, engine, and environmental control applications on various commercial transports, regional aircraft, business aircraft, military aircraft, and spacecraft.

As a related service within the Engineered Systems division, we also provide commercial airlines, the military, and general aviation customers with component overhaul and repair services. These services include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft.

In addition, Engineered Systems designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems, electronic controls for military tracked and wheeled vehicles and, high-speed tilting trains, and commercial markets utilizing drive technology. These products consist of turret aiming and stabilization, weapons handling systems, suspension systems for armored military vehicles sold to foreign defense equipment manufacturers, tilting systems for high-speed train applications, fuel control valves for large commercial transport ships, and a variety of commercial servo valves.

Through its marine defense unit, the Engineered Systems division designs and manufactures electro-mechanical systems for landing helicopters aboard naval vessels. The shipboard helicopter handling systems are used by the U.S. Navy, U.S. Coast Guard, and more than ten other navies around the world. The division also designs and builds the elements of the ship’s aircraft storage structures, including telescopic hangars and hangar doors. Specialized handling systems are provided for towing sonar and mine sweep systems for submarines and surface ships.

Engineered Systems products are sold primarily through both a domestic and international sales force. In addition, we have a marketing distribution facility in Singapore. A direct sales force is utilized with assistance from commissioned agents. Sales to Japan are made through Mitsubishi Trading Corporation, and certain sales to the U.S. Navy are made through the Canadian Commercial Corporation. All other sales are made directly to OEM’s, airlines, and government agencies as well as to aircraft and ship builders around the world.

Our Engineered Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for these products is focused on a short list of companies, with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, while prime contractors specialize in integration and final assembly. Price, technical capability, performance, service, and “overall value” are the primary forces of competition with an ability to offer solutions to perform control and actuation functions on a limited number of new production programs. Our overhaul and repair services are sold in competition with a number of other overhaul and repair providers with a focus on quality, delivery, and price. The division provides these services from facilities in Gastonia and Shelby, North Carolina, Miami, Florida, and Stratford, Ontario.

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for military and commercial aerospace and industrial markets. These products include position, pressure, and temperature sensors, solenoids and solenoid valves, smoke detection sensors, torque sensing, ice detection and protection equipment, air data computers, flight data recorders, joysticks, and electronic signal conditioning and control equipment. We sell this division’s products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, regional and business aircraft, and on many U.S. and European military aircraft. Air data, flight recorder, and ice protection equipment are supplied to many helicopter applications. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered wheelchairs, process control, and motorsport.

Competition within the Integrated Sensing division, especially in the aerospace market, is increasingly being driven by price concerns. The ability to service the customer with superior performance and quality is expected of all vendors, but downward pricing pressure is emerging as a key discriminator. Integrated Sensing products are marketed through facilities in the United Kingdom, Germany, and the United States.

Our Embedded Computing division designs, develops, and manufactures embedded computing board-level modules and integrated subsystems primarily for the aerospace and ground defense markets. Using standard, commercially available electronics technologies, coupled with application domain specific knowledge, this division offers hardware and software modules based on open industry standards, referred to as COTS. Our integrated subsystems include both in-house and third party modules as well as custom modules based on in-house intellectual property content. We also offer a supporting array of services that include: life-cycle management, technical support, training, and development of custom module variants based on COTS modules. Our Embedded Computing division is considered one of the embedded computing industry’s most comprehensive and experienced single source for processing, data communications, digital signal processing, and video and graphics computing solutions. Our COTS modules and integrated subsystems are designed to perform reliably in rugged conditions, such as extreme temperatures, terrain and/or speed which result in high shock and vibration, as well as commercial environments for use in laboratory and benign environment applications.

Embedded Computing’s subsystem products are used in a wide variety of mission-critical military applications, including fire control, aiming and stabilization, munitions loading, and environmental processors for military ground vehicles. These products are used on demanding combat platforms such as the Bradley fighting vehicle, the Abrams M1A2/A3 tank, and the Brigade Combat Team Interim Armored Vehicle, which is part of the U.S. Army’s modernization and transformation efforts. This division also provides the mission management, flight control computers, and the sensor management units for advanced aerospace platforms including the U.S. Air Force Global Hawk, which is a high-altitude and high-endurance unmanned aerial vehicle.

Embedded Computing’s modules are used in hundreds of active programs today, including leading-edge military platforms such as the Improved Bradley Acquisition System and the Improved Tow Acquisition System. The modules feature high performance chips on open architectures. The division has taken a leadership position in the drafting and definition of the newest embedded standards, which are designed to address the more demanding performance and bandwidth requirements of emerging applications. Embedded Computing is the first embedded computing vendor to announce forthcoming boards and systems based on these new architectures. Embedded Computing is also committed to supply technology for some of the most advanced future military platforms including the F-22, JSF, and Future Combat System.

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

The following list defines our principle products and the markets served by the Motion Control segment.

Commercial Aerospace
•	Commercial Jet Transports
Secondary flight control actuation systems and electromechanical trim actuators
Aircraft cargo door and utility actuation systems
Fire detection and suppression control systems
Position sensors
Solenoids and solenoid valves
•	Business/Regional Jets
Throttle quadrants
•	Helicopters
Rotor Ice Protection Systems
•	Repair & Overhaul Services
Component overhaul and logistics support services
Military Aerospace
•	Transport and fighter aircraft
Weapons bay door actuation systems
Secondary flight control actuation
Rotary actuation for environmental control systems
Weapons handling systems
•	Helicopters
Radar warning systems
Acoustic processing systems
Flight data recorders
Air data computers
•	Unmanned aerial vehicles
Integrated mission management and flight control computers
Weapons handling systems

Ground Defense
•	Tanks and light armored vehicles
Digital electromechanical aiming and stabilization systems
Fire control, sight head, and environmental control processors
Single Board Computers for target acquisition systems
Hydropneumatic suspension systems
Ammunition handling systems
Marine Defense
•	Surface ships
Helicopter handling and traverse systems
Tie-down components
•	Marine Propulsion
Marine engine diesel valve injection systems
•	Submarines
Cable handling systems for towed arrays
Other Military & Government
•	High performance data communication products
Power conversion products
•	Space programs
Control electronics and sensors
•	Security systems
Perimeter intrusion detection equipment
•	FAA
Airport surface detection equipment radar video processing
General Industrial Markets
•	Automated industrial equipment
Air, sea, and ground simulation
Fractional horse power (HP) specialty motors
Force transducers
Joysticks
Sensors
•	High speed trains
Electromechanical tilting systems for high-speed trains

Sales by Motion Control to its largest customer in 2006, 2005, and 2004 accounted for 10% of Motion Control revenue and 4% of our consolidated revenue for each year. The loss of this customer would have a material adverse effect on Motion Control. Direct and end use sales of this segment to government agencies, primarily the U.S. Government, in 2006, 2005, and 2004, accounted for 63%, 64%, and 62%, respectively, of total Motion Control sales. Although the loss of this business would also have a material adverse affect on Motion Control, no single prime contractor to the U.S. Government to which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for our Motion Control segment at December 31, 2006, was $438.6 million, of which 33% is expected to be shipped after one year, compared with $374.5 million at December 31, 2005. None of the businesses of our Motion Control segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers. However, we utilize sole source suppliers in this segment. Thus, the failure and/or inability of a sole source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

Curtiss-Wright’s Metal Treatment segment provides various metallurgical processes that are used principally to improve the service life, strength, and durability of highly stressed, critical-function metal parts. Metal Treatment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, and metal working.

This segment consists of several business units that are organized into three principal services that the segment offers which include peening, specialty coatings, and heat treating.

Shot peening is a process by which the durability of metal parts is enhanced by the bombardment of the part’s surface with spherical media, such as steel shot or ceramic or glass beads, to compress the outer layer of the metal. In addition, shot peen forming enables metal panels to be shaped with aerodynamic curvatures that are assembled as wing skins of commercial and military aircraft. Revenue of shot peening services in 2006, 2005, and 2004 accounted for 10%, 10%, and 12%, respectively, of our consolidated revenues. Specialty coatings primarily consist of the application of solid film lubricant coatings, which are designed to enhance the performance of metal components used in high-stress applications for a broad range of industries. We apply our coatings by air spray or by a dipping and spinning process for bulk applications. Heat treating is a metallurgical process of subjecting metal objects to heat and/or cold or otherwise treating the material to change the physical and/or chemical characteristics or properties of the material. In addition to shot peening, heat treating, and specialty coatings, other metal treatment services that are provided on a job shop basis include shot peen forming, laser peening, wet finishing, chemical milling, and feed valve manufacturing.

Working in conjunction with Lawrence Livermore National Laboratory, Metal Treatment has developed an advanced metal surface treatment process utilizing laser technology. The laser peening process is being used in production to extend the life of critical turbine engine components. Future applications include additional turbine engine components as well as other high value, extreme service components in aircraft structures, oil and gas, medical implant, and marine applications. Laser peening also shows potential to augment the segment’s wing skin forming capabilities, allowing for placement of more extreme aerodynamic curvatures of wing skins of greater thickness. We operate a laser peening facility in the United States and another in the United Kingdom. We currently have seven operational lasers and are in the process of building two additional lasers, with mobile capability. We retain the exclusive worldwide rights to the intellectual property necessary for the use of this laser architecture on laser peening of commercial products. Currently, the patents associated with the laser peening technology are not material to our operations. However, we believe that this technology has significant potential and, thus, these patents may become material to our future operations.

In May, 2006 we acquired, two coating application facilities of Diversified Coatings, Inc. (Allegheny), located in Fremont, Indiana and Ingersoll, Ontario. These additions provided an entry into the Ontario, Canada coatings market and increased the segment’s number of coating facilities to ten. During 2004, we increased Metal Treatment’s coatings capabilities with the acquisitions of selected assets of Evesham and Everlube, located in Evesham, United Kingdom and Peachtree City, Georgia, respectively. These acquisitions provided an entry into the European coatings market and added the capability to manufacture our own bulk coatings.

The following list defines our principle products and the markets served by the Metal Treatment segment.

Commercial, Business/Regional Jets
•	Shot peen forming
Wing skins
•	Shot peening
Aircraft structural components
Landing gear components
Turbine engine rotating components
•	Laser peening
Turbine engine rotating components
•	Coatings
Fasteners
Sliding components
•	Heat Treating
Aluminum structural components
Automotive
•	Shot Peening
Engine and transmission components
•	Heat Treating
Miscellaneous engine, transmission and structural components

•	Coatings
Fasteners
Brake and suspension components
Sliding components
General Industrial
•	Shot Peening
Highly stressed metal components susceptible to fatigue
Welded components subject to distortion
Architectural structures
•	Heat Treating
Miscellaneous aluminum and steel components
•	Coatings
Fasteners
Miscellaneous components subject to corrosion and sliding wear

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 59 facilities located in the United States, Canada, United Kingdom, France, Germany, Sweden, Belgium, and Italy, with new facilities in Spain, Sweden, and France scheduled to open in the second half of 2007. Our Metal Treatment services are marketed directly by our employees. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, we believe that our technical knowledge and quality of workmanship provide a competitive advantage. We compete in this segment on the basis of quality, service, and price.

The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and we are not materially dependent upon any single source of supply in this segment. We have no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. Our largest customer in this segment accounted for 9%, 10%, and 8% of Metal Treatment sales during 2006, 2005, and 2004, respectively. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on our Metal Treatment segment.

The backlog of Metal Treatment as of December 31, 2006, was $2.1 million, all of which is expected to be recognized in the first quarter of 2007, compared with $1.9 million as of December 31, 2005. Due to the nature of our metal treatment services, we operate with a very limited backlog of orders and services that are provided primarily on newly manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 16 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2006, 2005, and 2004, our foreign operations generated 37%, 35%, and 33%, respectively, of our pre-tax earnings. We do not regard the risks associated with these foreign operations to be materially greater than those applicable to our U.S. businesses.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 45%, 48%, and 47% of consolidated revenue during 2006, 2005, and 2004, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price and fixed price-redeterminable.

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

Government. Fixed-price redeterminable contracts, generally on naval programs, usually provide that we absorb the majority of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer's portion increases as the underrun exceeds certain established levels.

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventoriable costs. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 3, and 4 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K). In the case of most motion control and flow control products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price, pending completion of contract closeout conditions.

Patents

We own and are licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Additionally, unpatented research, development, and engineering skills, some of which have been acquired by us through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the successful conduct of our business or business segments to be materially dependent upon the protection of any one of the patents, patent applications, or patent license agreements under which we now operate.

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue has been recognized, funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs, while corporation-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $35.7 million, $28.3 million, and $26.5 million, in 2006, 2005, and 2004, respectively, and were attributed to customers within our Flow Control and Motion Control segments. Research and development expenses incurred by the Corporation amounted to $38.8 million in 2006 as compared with $39.7 million in 2005 and $33.8 million in 2004.

Environmental Protection

We are subject to federal, state, local, and foreign laws, regulations, and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water. These laws, regulations, and ordinances may also apply to handling and disposal practices for solid and hazardous waste and impose liability for the costs of cleaning up and for certain damages resulting from sites of past spills, disposals, or other releases of hazardous substances.

At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

Information concerning our specific environmental liabilities is described in Notes 1.M and 13 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Executive Officers

Martin R. Benante, age 54, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000; President and Chief Operating Officer of the Corporation from April 1999 to April 2000; Vice President of the Corporation from April 1996 to April 1999; and President of Curtiss-Wright Flow Control Corporation from March 1995 to April 1999. He has been a Director of the Corporation since 1999.

B. Parker Miller III, age 61, has served as Senior Vice President – Government Relations of the Corporation since June 2005 and was elected an officer of the Corporation in February 2006; Director of Business and Strategic Development, Northrop Grumman from January 2005 to June 2005; Director of Business and Strategic Development, Unmanned Systems Group, Integrated Systems Sector, Northrop Grumman from June 2003 to January 2005; Manager, Legislative Affairs, Northrop Grumman from January 1997 to June 2003. In February 1994, after 25 years of service Mr. Miller retired from the Marine Corps with the rank of Colonel.

Edward Bloom, age 65, has served as Vice President of the Corporation and President of Metal Improvement Company, LLC since June 2002; Executive Vice President of Metal Improvement Company, Inc. from December 1995 to June 2002.

David J. Linton, age 51, has served as Vice President of the Corporation and President of Curtiss-Wright Flow Control Corporation since May 2004; Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2002; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 52, has served as Vice President of the Corporation since November 2005, and President of Curtiss-Wright Controls since June, 2005; Senior Vice President, Electronic Systems of Curtiss-Wright Controls from February 2004 to June 2005; Group Vice President, Integrated Sensing from April 2002 to February 2004; Vice President, Business Development of Curtiss-Wright Controls, September 2000 to April 2002; and Director, Business Development of Curtiss-Wright Controls from March 2000 to September 2000.

Glenn E. Tynan, age 48, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002; Vice President and Corporate Controller of the Movado Group from 1999 to 2000.

Michael J. Denton, age 51, has served as Vice President, Secretary and General Counsel of the Corporation since August 2001; Corporate Counsel of Honeywell International, Inc. (formerly AlliedSignal Inc.) from 1993 to 2001.

Kevin McClurg, age 43, has served as the Corporate Controller since September 2002; Assistant Controller from February 2002 to September 2002; Director of Accounting of Toys R Us, Inc. until January 2002; Director of International Reporting of Random House from January 1998 to May 2001.

Harry Jakubowitz, age 54, has served as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005; Vice President, Taxes and Assistant Secretary of General Semiconductor, Inc. from 1997 to 2002, and also its Treasurer from 2000 to 2002.

Employees

At the end of 2006 we had 6,233 employees, approximately 12% of which are represented by labor unions and covered by collective bargaining agreements.

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual shareholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any of our materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below and other information in this Annual Report on Form 10-K. Our business, financial condition, and results of operations could be materially and adversely impacted if any of these risks materialize. Additional risk factors not currently known to us or that we believe are immaterial also may impair our business, financial condition, and results of operations. The trading price of our common stock may also decline as a result of these risks.

A substantial portion of our revenues and earnings is dependent upon the continued willingness of the U.S. Government and our other customers in the defense industry to buy our products and services.

In 2006, approximately 45% of our revenues were derived from or related to defense programs, with approximately 21% attributable to U.S. Navy procurements. The loss of a significant defense program or customer could have a material adverse effect on our operating results. There can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

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

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, terrorist attacks, war, or other events such as strikes by a significant customer’s workforce could adversely impact demand for our products and could also cause disruption to our facilities or systems which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. For example, the terrorist attacks of September 11, 2001 and subsequent terrorist attacks worldwide caused decreased demand in the commercial aerospace market for our products and commercial overhaul and repair services. During 2006, approximately 18% of our business was related to commercial aerospace. The commercial aerospace industry is cyclical and subject to factors beyond our control. A number of commercial airline carriers have recently experienced large losses and filed for bankruptcy. Financial difficulties of our customers and decreased demand for new aircraft and continued use of existing aircraft could adversely affect our operating results and financial position.

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

We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. Our management believes that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of post-sale support, timeliness of delivery, and effectiveness of the distribution organization. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial condition, and results of operations could be materially and adversely impacted.

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

During 2006, approximately 25% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks including: political and economic instability, restrictive trade policies, and complying with foreign regulatory and tax requirements that are subject to change. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

We are subject to numerous regulations including but not limited to those relating to federal government contracting and export compliance. Our failure to comply with these and other laws could result in contract termination and debarment, civil fines and damages, and criminal prosecution and penalties, any of which could have a material adverse effect on our business and operating results.

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

As of December 31, 2006, we had $364.9 million of debt outstanding, of which $359.0 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 12% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Our future performance is influenced by costs incurred by our operating companies including, for example, the costs of raw materials

Our businesses depend on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw materials costs through price increases.

Our business involves risks associated with complex manufacturing processes.

Our manufacturing processes depend on certain sophisticated and high-value equipment. Unexpected failures of this equipment may result in production delays, revenue loss, and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us continuously to implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns, and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

Potential product liability risks exist from the products that we sell.

Our businesses expose us to potential product liability risks that are inherent in the design, manufacture, and sale of our products and the products of third-party vendors that we use or resell. We currently maintain what we believe to be suitable and adequate product liability insurance. There can be no assurance, however, that we will be able to maintain our product liability insurance on acceptable terms or that our product liability insurance will provide adequate protection against potential liabilities. In the event of a claim against us, a lack of sufficient insurance coverage could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our business, financial condition, results of operations, and on the ability to obtain suitable or adequate insurance.

Increasing costs of certain employee and retiree benefits could adversely affect our results of operations.

The amount of expenses recorded for our defined benefit pension plans is dependent on changes in market interest rates and the value of plan assets, which are dependent on actual plan asset returns. Significant changes in market interest rates and decreases in the fair value of plan assets and investment losses on plan assets may adversely affect our future results of operations.

While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2006, we had 120 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, we owned 41 locations and leased the remaining 79 facilities.

Our principal physical properties as of December 31, 2006, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)
Cheswick,	Manufacturing	Flow Control	630,000
Pennsylvania

East Farmingdale,	Manufacturing	Flow Control	270,000
New York (2)

Mississauga, Ontario,	Manufacturing	Motion Control	220,000
Canada

Chester, Wales	Metal Treatment Services – Shot	Metal Treatment	200,000
United Kingdom	Peening and Wing Forming

Shelby,	Manufacturing	Motion Control	168,000
North Carolina

The aggregate remaining properties leased and owned, by each business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)
Metal Treatment	Metal treatment service and other	904,000	876,000
	facilities and administrative offices
Motion Control	Manufacturing, aerospace component	139,000	583,000
	overhaul, engineering, and other
	facilities
Flow Control	Manufacturing, engineering, and	338,000	509,000
	other facilities

(1)	Sizes are approximate. Unless otherwise indicated, all owned properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

(2)

In February 2003, we entered into a non-traditional sale – leaseback transaction with the Town of Babylon Industrial Development Agency for our property located in E. Farmingdale, New York. Pursuant to the terms of the Lease, the Agency acquired fee simple title to the property and we are obligated to make lease payments through 2014 to the Agency in lieu of paying real estate taxes on said property. The Lease is subject to cancellation without penalty on 90 days notice, and title reverts back to us upon the repayment of any tax savings realized by us.

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

On March 17, 2005, we completed the sale of our Fairfield, New Jersey property, a former operating property, for $10.5 million. The property encompassed approximately 39 acres and was formerly an operating facility for our Motion Control segment now located in Shelby, North Carolina.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

We have been named in approximately 120 lawsuits that allege injury from exposure to asbestos. To date, we have secured dismissals with prejudice and without prejudice in approximately 19 and 95 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these lawsuits and believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity And Related Stockholder Matters And Issuer Purchases of Securities.

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

Stock Price Range	2006		2005
Common	High	Low	High	Low
First Quarter	$33.65	$26.82	$29.93	$24.41
Second Quarter	35.07	30.52	31.34	25.07
Third Quarter	31.74	26.61	33.70	26.18
Fourth Quarter	38.40	29.99	31.94	27.08

Class B (1)	High	Low	High	Low
First Quarter	N/A	N/A	$29.33	$24.12
Second Quarter	N/A	N/A	31.11	26.71
Third Quarter	N/A	N/A	N/A	N/A
Fourth Quarter	N/A	N/A	N/A	N/A
(1) Class B shares were converted to Common shares on May 24, 2005.

We had approximately 6,762 holders of record of Common stock, $1.00 par value, as of January 31, 2007.

DIVIDENDS

In the fourth quarter of 2005, we increased our quarterly dividend payment to $0.06 per share, a 33% increase over the prior dividend of $0.045 per share and the third increase in the dividend since 2000.

	2006	2005
Common
First Quarter	$ 0.06	$ 0.05
Second Quarter	0.06	0.05
Third Quarter	0.06	0.05
Fourth Quarter	0.06	0.06

Class B(1)
First Quarter	N/A	$ 0.05
Second Quarter	N/A	0.05
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

(1) Class B shares were converted to Common shares on May 24, 2005.

All per share amounts have been adjusted to reflect our 2-for-1 stock splits on April 21, 2006. See notes to the consolidated financial statements for additional financial information.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2006, the end of our most recently completed fiscal year:

Number of options
remaining available for
	Number of		future issuance
	securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans
approved by security
holders	2,553,064(a)	$24.19	5,491,330(b)

Equity compensation plans
not approved by security
holders	None	Not applicable	Not applicable

(a)

Consists of 2,396,697 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Omnibus Long-Term Incentive Plan and the 1995 Long-Term Incentive Plan, 93,379 shares issuable under the Employee Stock Purchase Plan and 62,988 shares outstanding under the 2005 Stock Plan for Non-Employee Directors and the 1996 Stock Plan for Non-Employee Directors.

(b)

Consists of 3,828,741 shares available for future option grants under the 2005 Omnibus Long-Term Incentive Plan, 1,570,108 shares remaining available for issuance under the Employee Stock Purchase Plan and 92,481 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share
data)	2006	2005	2004	2003	2002
Net sales	$1,282,155	$1,130,928	$955,039	$746,071	$513,278
Net earnings	80,569	75,280	65,066	52,268	45,136
Total assets	1,592,156	1,400,285	1,278,440	973,665	810,102
Long-term debt	359,000	364,017	340,860	224,151	119,041
Basic earnings per share	$1.84	$1.74	$1.53	$1.27	$1.11
Diluted earnings per share	$1.82	$1.72	$1.51	$1.25	$1.08
Cash dividends per share	$0.24	$0.20	$0.18	$0.16	$0.15

All per share amounts have been adjusted to reflect our 2-for-1 stock splits on April 21, 2006 and December 17, 2003. See notes to the consolidated financial statements for additional financial information.

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

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial power, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one business sector, and to establish strong positions in profitable niche markets. Approximately 45% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, see Item 1 Business Description above. The following charts represent our sales by market for 2006 and 2005:

Economic and Industry-wide Factors

By most measures, 2006 was another good year for Curtiss-Wright. Our strong financial performance was a result of successful organic growth combined with efficient acquisition execution. Continued strength in the U.S. economy provided a solid foundation on which our commercial business thrived. Many of the key drivers of our business, such as the U.S. economy, U.S. Department of Defense (DoD) funding, global energy demand and the global commercial aerospace industry, continued to improve. In addition, U.S. military spending levels remained steady, and our commercial markets strengthened, particularly in the energy sectors. Overall our sales grew at double digit pace in 2006. We generated cash flow from operations of over $140 million, while free cash flow, which is our cash provided by operating activities less capital expenditures, was over $100 million and our strong year end backlog should provide us with great momentum heading into 2007.

Most of our sales growth was organic with solid performance by each of our segments. From a markets standpoint we experienced very strong growth in our energy markets, including 45% growth in oil and gas and 13% growth in commercial nuclear power. Our ground defense business rose 26% in 2006 fueled primarily by upgrades and new technology insertions in support of our troops stationed around the world.

Looking forward, we see modest growth in the U.S. economy in 2007. The overall U.S. defense spending levels will continue to grow at their current moderate pace, and the global commercial aerospace industry continues to flourish. Energy markets will remain strong, fueled by increased demand and limited supply. However, many factors could impact our future performance, including the timing and level of future defense spending in the U.S., volatility of the geopolitical landscape, and the pace of global economic activity.

General Economy

Many of our industrial businesses are driven in large part by global economic growth, especially in the U.S. In 2006, the U.S. economy grew modestly, and inflation and interest rates remained fairly stable. The overall healthy global economic environment in 2006 is supported by solid overall growth in our commercial/industrial markets of 19%. Based upon certain economic reports, the U.S. economy is expected to grow at a modest rate in 2007, similar to 2006, assuming that oil prices and the housing markets stabilize in 2007. Inflation and interest rates are expected to remain stable in 2007. However, if these conditions were not to occur, it may prompt the U.S. Federal Reserve to return to its program of raising interest rates in 2007. At December 31, 2006 the vast majority of our debt carried fixed rates. A significant rise in interest rates could result in increased interest expense to the extent we borrow under our revolving credit agreement, which carries a floating interest rate. Stabilized interest rates should lead to increased spending and investment in the business sector. Unemployment is expected to remain below 5% in 2007. Also, global Gross Domestic Product (“GDP”) growth is expected to be moderate in 2007, primarily because of higher energy prices and tighter monetary policies.

Approximately 25% of our business is outside the U.S. and subject to currency fluctuations in both transactions in foreign currencies as well as translation from local country currencies to the U.S. dollar. In 2006 we were negatively impacted primarily by the Canadian dollar, as several of our business units have revenues primarily in U.S. dollars and expenses primarily in Canadian dollars. We have a global foreign currency hedging program in place, however although we seek to mitigate these fluctuations through such hedging programs, there is no guarantee that our hedging efforts will offset the possible adverse impacts of the currency fluctuations.

It appears that, at least in the U.S., 2007 is expected to mark the sixth consecutive year of economic expansion, fueled primarily by strong spending in the business sector. We remain cautiously optimistic that this expansion will continue in the near term. To the extent that it does, our businesses that are largely economic driven and serve the commercial aerospace, oil and gas, and general industrial markets, particularly our Metal Treatment segment, are well positioned to benefit from increased economic strength.

Defense

Approximately 45% of our business is in the military sector, predominantly in the U.S., and characterized by long-term programs and contracts driven primarily by the U.S. DoD budgets and funding levels. We supply product to all branches of the U.S. military and also participate in several non-U.S. military programs, although they do not represent a significant portion of our military business.

In 2006, we achieved 9% growth in our defense markets overall, including strong growth in our ground defense business of 26% and naval platforms of 9%. The growth in the ground defense business was driven by strong demand for our embedded computing products. Our aerospace business was down slightly from the prior year. Our growth was achieved through a combination of ongoing platforms, developmental programs, and current force repair and upgrades. We expect our 2007 defense market growth to be in line with the DoD fiscal 2007 budget growth of approximately 5%.

The DoD fiscal 2007 budget continues investment in key programs, funding in support of transformation initiatives, and increased spending for the modernization and upgrading of our current fleet as well as the global war on terror (GWOT). Our Flow Control and Motion Control segments are well positioned on many high performance defense platforms, including: the CVN-21 next-generation aircraft carrier, the Virginia Class nuclear submarine program, and the DDG-1000 destroyer for the U.S. Navy; the U.S. Coast Guard Deepwater program; the F-16, F-18, F-22, V-22, and Unmanned Aerial Vehicle programs, such as the Global Hawk for the U.S. Air Force; and the Abrams Tank, Bradley Fighting Vehicle and the Stryker Mobile Gun System for the U.S. Army. Our Motion Control segment also provides a variety of products to non-U.S. military programs in Europe, the Asia Pacific region, the Middle East, South America, and Canada. In addition, we are involved in many of the future military systems that are currently in development, such as the F-35 Lightning II, the Future Combat System, shipboard aircraft launching and arresting systems, and the Electromagnetic (EM) Gun program.

There is the possibility that defense spending may decrease in the future, which could adversely affect our operations and financial condition. While DoD funding fluctuates year-by-year and program-by-program, the primary risk facing us would be the termination of a major program. We are not aware of any potential material program termination for which we have content. If a material program were to be terminated, the termination process takes several years to wind down, which should provide us ample time to react before any potential impact occurs. Although we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets on us. In addition, there are other risks associated with our defense businesses, such as failure of a prime contractor customer to perform on a contract, pricing and/or design specifications that may not always be finalized at the time the contract is bid, and the failure and/or inability of certain sole source suppliers to provide us product, any of which could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Commercial Aerospace

Approximately 18% of our revenues are derived from the global commercial aerospace industry. Our primary focus in this market is OEM products and services for commercial jets. However, we have expanded into the regional and business jet sectors with new content on the Eclipse and Embraer platforms. Our Motion Control segment primarily provides flight actuation control systems, sensors, and other electronics to Boeing as well as electronic products to Airbus. Our Metal Treatment segment forms all of the wing skins for Airbus aircraft and also treats highly stressed components on a variety of turbine engines and landing gear systems primarily through third party machine shops. Our commercial aerospace business grew approximately 19% in 2006 and 2005. This growth has come from increased customer production levels but also new platforms for both Boeing and Airbus, strong demand for our overhaul and repair services, as well as introduction of new products for existing programs.

Our commercial aerospace business is expected to remain healthy in 2007 as we are well positioned on a number of commercial aerospace platforms and should benefit from continued growth in this industry over the next couple of years. Global airline traffic is one of the primary drivers for long-term growth in the commercial aerospace industry, and economic growth is one of the primary drivers of global airline traffic demand. Based on industry reports, global passenger traffic grew approximately 6% in 2006, which was higher than expected, fueled mainly by strong traffic growth in Asia and the Middle East. Global traffic growth in 2007 is expected to be similar to 2006. Traffic growth, largely stimulated by the health of the general economy, and an aging fleet of existing commercial aircraft contribute to the need for more aircraft, which has generated increased new aircraft orders over the past two years. This healthy backlog of orders is expected to lead to higher OEM production levels, a key driver of our commercial aerospace business. We expect to see healthy growth in our Boeing business offset somewhat by lower Airbus business because the delay in the A380 program will not totally be offset by other Airbus programs.

While improved economic conditions have contributed to this industry’s recovery, concerns still exist regarding the financial weakness of many of the airlines, continued high fuel prices, and the threat of another major terrorist attack, any of which could have an adverse impact on this industry and our operating results and financial position.

Oil and Gas

Approximately 14% of our revenues are derived from the oil and gas industry. We provide primarily critical-function pumps, valves, process vessels, and control electronics to this industry through our Flow Control segment. Our significant portfolio of advanced technologies for this market resulted in a record 45% sales growth in 2006, driven mainly by new orders for our revolutionary coker valve product and incremental sales from the acquisition of Enpro Systems. We expect continued strong growth in 2007.

The most prevalent driver impacting our market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations. Refiner profitability and global crude oil prices in general will impact their capital spending levels. Refining margins have remained relatively high despite higher crude oil prices which, combined with increased global petrochemical production and continued global economic growth, have generated and should continue to generate increased investment and capital spending by the refineries in 2007 and beyond. New environmental regulations in the U.S. are prompting additional spending to comply with more stringent emissions standards. The proposed and enacted environmental regulations in the U.S. and other developed countries could drive increased demand for flow control products by as much as 8% to 10% over the next few years. Finally, as the world continues to depend on natural resources, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities to provide our flow control products to meet these challenges. For instance, increased crude oil prices has increased refinery focus on throughput and has resulted in the delayed coking and catalytic cracking processes becoming more profitable and safer, leading to increased demand for our related products, which are inherently safer than existing products and, because of their significantly reduced maintenance requirements, increase throughput for the refinery.

In 2006 we announced two important partnerships with industry leaders that will unite our combined technical expertise in creating advanced pumps and motors. While these programs have just been launched, we are confident the continued high demand for natural resources production should result in significant market growth for us over the next few years. However, we temper our outlook for the petroleum markets based on a number of potential and unforeseeable events. Many of the same factors that drove world oil markets in prior years, such as low production capacity and rapid demand growth, are expected to continue to constrain this market in 2007. Other factors, such as the frequency and intensity of hurricanes, other extreme weather, and geopolitical instability, may also continue to affect this market. While global demand is expected to increase in 2007, primarily from economic growth in developing Asian countries, global production capacity is also expected to increase in 2007, which should moderate the global oil price increases experienced over the past two years. Finally, we cannot predict how long global economic growth can be sustained, whether proposed environmental and energy legislation will be enacted, the impact of further geopolitical disruption of energy supply, or to the extent such factors may impact this industry.

Power Generation

Approximately 11% of our revenues are derived from the commercial nuclear power market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, and bolting solutions through our Flow Control segment. In addition, we are one of a small number of companies which provides N-stamp quality assurance certification necessary for supplying nuclear plant equipment. Many of the companies that originally participated in the nuclear power plant construction have since exited this market.

We experienced 13% growth in this market in 2006 and our outlook continues to be strong. Our recent growth has come primarily from the U.S. plant recertification process because most of the 103 existing nuclear power plants have applied for or will be applying for plant life extensions, as required by current regulations. As of December 31, 2006, approximately 47 plants have received plant life extensions, applications from 8 additional plants have been submitted and are pending approval, and letters of intent to apply have been received from 30 more plants with expected application submittal dates from March 2007 through August 2013.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in commercial nuclear power demand over the next several years. Continued growth in global demand for electricity, especially in developing countries with limited supply, will require increased capacity. The Nuclear Energy Institute estimates that an average of 34 new reactors would need to be built every five years over the period 2010 through 2030 to meet projected demand. Instability in the world petroleum markets, where we have seen unprecedented historically high oil prices, have fostered support for seeking alternative fuel sources globally. Nuclear power is the most economical source for generating electricity. There is also increased attention to environmental issues, and nuclear power has proven to have minimal impact on the environment as compared to the majority of current sources. In addition, the U.S. has indicated that it wants to decrease its dependence on foreign oil imports, which accounts for almost half of its current supply.

Longer term, we see excellent growth opportunity due to planned new plant construction both domestically and internationally. Domestically, 14 energy-related companies have announced their intentions to apply to the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for new nuclear power plants in the U.S. Thus far, the Westinghouse AP1000 reactor design has been selected for 10 of the potential new reactors. Curtiss-Wright’s Flow Control segment has significant content on the AP1000 reactor, the only generation III advanced design certified by the NRC. COL application submittals are expected to begin in the fourth quarter of 2007 and, if approved, construction could begin as early as 2010. Internationally, new nuclear plant construction is ongoing. Currently there are 25 new reactors under construction, 18 more planned, and another 51 proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. In December 2006, China announced its selection of the Westinghouse AP1000 advanced reactor design for two new power plants. Contract negotiations are currently underway and are expected to be completed in 2007.

With these developments underway, our Flow Control segment is well positioned to take advantage of the expansion in this industry over the next decade. The recent history of plant life extension approvals in the U.S. and continued strong build programs in Asia are encouraging. However, there is no guarantee that the nuclear alternative will continue to be fully endorsed in the U.S. and other parts of the world, or that the NRC will authorize the construction of new facilities in the U.S. In addition, the geopolitical climate is volatile and could impact future nuclear plant construction levels around the world.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period.

During 2006, we redefined the method of calculating organic growth by including the results of operations for acquisitions in the base business after twelve full months of ownership. This change was made to conform to more common practice within our industry. Therefore, the 2006 results of operations for acquisitions are “incremental” for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.” As such, for the year ended December 31, 2006, our organic growth calculations exclude the operations of the 2006 acquisitions as well as the first two months of operations during 2006 of Indal Technologies, which was acquired in March 2005. These excluded results of operations from the organic calculation are considered “incremental”.

The 2005 results of operation continue to present the results based upon the 2005 methodology. As such, an acquisition is considered base when the reporting period includes fully comparable current and prior-year data. Therefore, for the year ended December 31, 2005, our organic growth of the base businesses excludes all acquisitions since January 1, 2004. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

For the year ended December 31, 2006, we recorded consolidated net sales of $1,282.2 million and net earnings of $80.6 million, or $1.82 per diluted share. Sales for 2006 increased 13% over 2005 sales of $1,130.9 million. Net earnings for 2006 increased 7% from 2005 net earnings of $75.3 million, or $1.72 per diluted share.

The increase in revenues was mainly driven by our base businesses, which experienced organic sales growth of 11% in 2006, led by the Flow Control segment, which grew organically by 15%. Our Metal Treatment and Motion Control segments experienced solid organic sales growth of 9% and 8%, respectively. Additionally, sales in 2006 benefited from an additional two months of revenue generated from our 2005 acquisition of Indal and the sales contribution from the 2006 acquisitions of Enpro Systems, Allegheny, and Swantech, which contributed $27.6 million in incremental sales in 2006. See Note 2 to the Consolidated Financial Statements for further information regarding acquisitions.

In our base businesses, all of our segments experienced organic growth in our defense markets, which increased 2006 sales by $36.9 million over 2005. The increase was due primarily to higher sales to the ground defense market in support of the war effort in Iraq and Afghanistan and the timing of long-term Navy procurement programs. Organic sales to the oil and gas market increased $37.8 million as our flow control coker valve product continues to gain customer acceptance from the performance of initial product installs as they reach the five year in service mark. Sales from our base businesses to the commercial aerospace market increased $34.6 million in 2006 because of the overall growth of the market, leading to increased production requirements from our customers in our Motion Control and Metal Treatment segments and content on new programs in our Motion Control segment. In addition, foreign currency translation had a favorable impact on sales of $5.0 million in 2006 as compared to 2005.

Operating income for 2006 totaled $140.6 million, an increase of 2% from operating income of $138.0 million in 2005. In the fourth quarter of 2006, we established a reserve in the amount of $6.5 million to reflect potential liabilities arising from a jury verdict returned against us in a lawsuit filed by a former employee. Overall organic operating income growth, which includes nonsegment expense, was 3% for 2006, compared to the prior year. Strong segment growth was driven by our Metal Treatment and Flow Control segments, which experienced organic growth of 21% and 14%, respectively, from the prior year. Organic operating income growth in our Motion Control segment was 11% in 2006. The 2005 and 2006 acquisitions experienced an incremental loss of $1.3 million during 2006 mainly due to integration costs, lowering the overall operating segment margin in 2006 as compared to 2005.

In our base businesses, the organic operating income growth increase is primarily attributed to higher sales volume even though gross margins slipped from 34.5% to 33.7% . The gross margin percentage decline occurred in our Flow Control and Motion Control segments and is mainly due to increased work on development contracts and new programs, which are priced at lower margins to capture follow-on long-term production and spares orders, higher material and other production costs on fixed-price long-term contracts, and cost overruns on certain new programs and development contracts. The gross margins from the higher sales volume were further reduced by higher general and administrative costs, which grew faster than sales at 20% in 2006 as compared to 2005. The increase in general and administrative costs is due primarily to the establishment of the $6.5 million litigation reserve noted above, the expensing of stock options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006, which totaled $4.9 million, and an increase in pension expense of $4.2 million related to the Curtiss-Wright pension plan due primarily to increased service costs related to head count and salary increases, special termination benefits, and a lump sum payment related to the retirement of a key executive. In addition, we recognized a gain on the sale of property for $2.8 million in 2005, which did not recur in 2006. Selling expenses increased $6.9 million, or 10%, which is slightly behind the sales growth. Research and development costs declined $0.8 million in 2006 as compared to 2005 as more engineering effort was put into development contracts. These costs were classified as cost of goods sold on the statement of income. We also benefited in 2006 from reimbursements of previously expensed research and development costs under joint projects with customers. Foreign currency translation had an unfavorable impact on operating income of $2.0 million for 2006 as compared to 2005.

We incurred higher interest expense in 2006 compared to 2005. The increase was due to higher interest rates partially offset by lower average outstanding debt. Our average borrowing rate increased 70 basis points in 2006 as compared to 2005 while our average outstanding debt decreased 3% for the comparable periods. Net earnings in 2006 included certain nonrecurring tax benefits totaling $5.1 million.

Backlog at December 31, 2006 remained strong at $875.5 million compared with $805.6 million at December 31, 2005, and $627.7 million at December 31, 2004. Acquisitions made during 2006 represented $23.4 million of the backlog at December 31, 2006. New orders received in 2006 totaled $1,333.0 million, which represents a 6% increase over 2005 new orders of $1,261.2 million and a 33% increase over new orders received in 2004. Acquisitions made during 2005 and 2006 contributed $39.8 million in incremental new orders received in 2006. Record orders for our flow control coker valve and strong orders for our motion control electronic and mechanical products drove the new order improvement. Our metal treatment services, repair and overhaul services, and after-market sales, which represent approximately 20% of our total sales for 2006, are sold with very modest lead times. Accordingly, the backlog for these businesses is less of an indication of future sales than the backlog of the majority of the products and services of our Motion Control and Flow Control segments, in which a significant portion of sales is derived from long-term contracts.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

For the year ended December 31, 2005, we recorded consolidated net sales of $1,130.9 million and net earnings of $75.3 million, or $1.72 per diluted share. Sales for 2005 increased 18% over 2004 sales of $955.0 million. Net earnings for 2005 increased 16% from 2004 net earnings of $65.1 million, or $1.51 per diluted share.

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

In our base businesses, our coker valve products continued to gain customer acceptance, which drove the Flow Control organic sales increase of $22.6 million to the oil and gas market. The Motion Control segment experienced higher sales of our OEM and spares products and repair and overhaul services to the commercial aerospace market of $16.1 million, mainly due to the increased production requirements and the continued improvement in the commercial aerospace market. Metal treatment sales of our global shot peening services increased $13.5 million, primarily in the commercial aerospace and automotive markets, due mainly to the continuing recovery of the global economy and customer production requirements. In addition, we experienced organic growth in our defense markets in both our Motion Control and Flow Control segments, which increased 2005 sales by $7.4 million and $3.6 million, respectively, over 2004. Foreign currency translation had a favorable impact on sales of $1.2 million in 2005 as compared to 2004.

Operating income for 2005 totaled $138.0 million, an increase of 25% from operating income of $110.3 million in 2004. The increase is primarily attributed to higher sales volume, favorable mix, and previously implemented cost reduction initiatives. Operating income in 2005 experienced organic growth of 21% and was driven by our Metal Treatment and Motion Control segments, which experienced organic growth of 21% and 14%, respectively, from 2004. Metal Treatment’s organic operating income growth was mainly the result of higher volume while Motion Control’s organic growth was due to higher volume, favorable sales mix from commercial aerospace spares and aftermarket services, and implemented cost control initiatives. Organic operating income growth in our Flow Control segment was 10% in 2005, due to higher volume. The contributions of the 2004 and 2005 acquisitions amounted to $0.6 million in incremental operating income in 2005 compared to 2004, keeping the overall operating segment margin flat in 2005 compared to 2004. The operating margins of our segments have been somewhat lower than historical levels in recent years, principally related to the large number of acquisitions made since 2002. Although the new acquisitions continue to have a positive effect on operating income, the operating margin of the overall Corporation is lower since the margin levels of the newly acquired companies are below those of our base businesses. We consider this to be a temporary issue that should be more than offset by the benefits of diversification, the implementation of cost control measures, and increased future profitability. The integration of our acquisitions continues to progress as planned. In addition to having improved operating margins for almost all of our recent acquisitions, we have initiated programs to cross-market products and share technologies across our businesses. Foreign currency translation had a favorable impact on operating income of $0.2 million for 2005 as compared to 2004.

In addition to the strong organic growth of the segments, we experienced favorable results in 2005 compared to 2004 from lower environmental remediation costs, which declined $4.5 million, a gain on the sale of property of $2.8 million, and lower costs associated with Sarbanes-Oxley Section 404 compliance of $1.2 million. These favorable impacts were offset by higher research and development, selling, general, and administrative expenses, mainly due to the 2004 and 2005 acquisitions. In addition, we incurred additional infrastructure costs to support our business growth and higher pension expense.

We incurred higher interest expense in 2005 as compared to 2004 due to higher interest rates, which accounted for approximately 54% of the increase, and higher debt levels associated with the funding of our acquisition program. Net earnings in 2004 included certain one-time tax benefits of $3.4 million, which primarily resulted from the change in legal structure of one of our subsidiaries and a favorable IRS Appeals settlement.

Segment Performance

We operate in three principal operating segments on the basis of products and services offered and markets served: Flow Control, Motion Control, and Metal Treatment. See Note 16 to the Consolidated Financial Statements for further segment financial information. The following table sets forth revenues, operating income, operating margin, and the percentage changes on those items, for 2006 as compared with the prior year periods, by operating segment:

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)				2006	2005
	2006	2005	2004	vs. 2005	vs. 2004
Sales:
Flow Control	$548,121	$466,546	$388,139	17.5%	20.2%
Motion Control	509,462	465,451	388,576	9.5%	19.8%
Metal Treatment	224,572	198,931	178,324	12.9%	11.6%
Total Curtiss-Wright	$1,282,155	$1,130,928	$955,039	13.4%	18.4%

Operating Income:
Flow Control	$60,542	$54,509	$44,451	11.1%	22.6%
Motion Control	55,242	50,485	44,893	9.4%	12.5%
Metal Treatment	42,385	34,470	28,111	23.0%	22.6%
Total Segments	158,169	139,464	117,455	13.4%	18.7%
Corporate & Other	(17,541)	(1,482)	(7,114)	1,083.6%	(79.2%)
Total Curtiss-Wright	$140,628	$137,982	$110,341	1.9%	25.1%

Operating Margins:
Flow Control	11.0%	11.7%	11.5%
Motion Control	10.8%	10.8%	11.6%
Metal Treatment	18.9%	17.3%	15.8%
Total Segments	12.3%	12.3%	12.3%
Total Curtiss-Wright	11.0%	12.2%	11.6%

Flow Control

Our Flow Control segment reported sales of $548.1 million for 2006, an 18% increase over 2005 sales of $466.5 million. The sales increase was achieved through organic sales growth of 15% and sales from our 2006 acquisitions of Enpro Systems and Swantech, which contributed $14.1 million in incremental revenue. The increase in organic sales was driven by higher sales to the oil and gas market of $33.9 million, higher sales to the power generation market of $15.1 million, and higher sales to the U.S. Navy of $13.1 million. High demand for our coker valves continued in 2006 as the products continue to gain greater market acceptance in the industry as our installed base continues to perform well. Coker valve sales accounted for 71% of the oil and gas industry sales growth in 2006. Additionally, refineries continued to invest money to increase capacity and improve plant efficiencies in 2006. As a result, sales of our other products to the oil and gas industry were up $10.1 million over the prior period. We also benefited from additional repair services associated with turnaround work resulting from the hurricane damage in 2005. Strong product demand from nuclear power plants drove the increased sales in the power generation market versus 2005. Demand from nuclear power plants is driven by the timing of refurbishment cycles and both scheduled and unscheduled plant outages, which can vary in timing and cause fluctuations from period to period. In 2006, we expanded our electro-mechanical product line to include reactor vessel heads, which supplemented the control rod drive mechanisms sales. Power generation revenues were driven by sales of valves, spare parts, and services, which increased by $8.2 million, control rod drive mechanisms to nuclear power plants, and motor remanufactures, which increased $5.7 million and $5.0 million, respectively, over the prior year period. These increases to the commercial power generation were partially offset by a $3.9 million decrease in reactor coolant pump sales because of the timing of orders. The higher sales to the U.S. Navy were mainly driven by increased generator, pump, and valve sales of $23.7 million for use on the CVN aircraft carrier. Sales to the U.S. Navy were also positively impacted by additional engineering, analysis, and development work of $5.0 million, higher sales of electronic power supply products of $2.3 million as we gain additional market share, and higher electro-mechanical spares of $1.6 million, versus the prior year. Partially offsetting these naval sales was a $19.4 million decrease in generator, pump, and valve sales for submarines. Sales to the U.S. Navy are dependant on Navy procurement budgets and are subject to fluctuations due to timing of funding releases. In addition, foreign currency translation favorably impacted this segment’s sales by $0.9 million in 2006 compared to 2005.

Operating income for 2006 was $60.5 million, an increase of 11% over 2005 operating income of $54.5 million. The base business operating income grew a solid 14% organically for the full year ended December 31, 2006, while the 2006 acquisitions negatively impacted operating income by $1.3 million in 2006 due to business integration costs. The increase in the operating income from the base businesses resulted from higher sales volume, particularly from our coker products to the oil and gas industry. The overall base business operating margin for this segment decreased 70 basis points in 2006 versus the prior year period. The lower overall margins resulted from several factors including higher material, transportation, and fabrication costs particularly within fixed-price valve contracts within the oil and gas industry. Gross margins in 2006 were also impacted by additional testing and qualification costs on newer products such as the control rod drive mechanisms in the nuclear power generation market and composite pumps and trim and drain product to the U.S. Navy. The new product cost overruns are common when undertaking the design, manufacture, and qualification of technically challenging products for the first time. Additionally, we experienced cost overruns on our JP-5 and ball valves servicing U.S. Navy aircraft carriers and submarines, respectively. The cost overruns were associated with improving the design of the products and higher material costs. Partially offsetting these impacts was better labor utilization within our electro-mechanical division and better mix in other product sales to the oil and gas industry for maintenance, repair, and overhaul services associated with refinery turnarounds.

Research and development costs increased $1.5 million in 2006 over 2005 as additional investments were made to grow our commercial power business, partially offset by reimbursements of costs under joint projects with customers. Selling and administrative costs were up 21% in 2006 and were driven by increased infrastructure costs incurred to support our organic growth as well as a $1.5 million expense associated with the adoption of SFAS 123(R). In addition, foreign currency translation favorably impacted operating income by $0.2 million in 2006 as compared to 2005.

Backlog at December 31, 2006 is $434.9 million compared with $429.3 million at December 31, 2005 and $396.3 million at December 31, 2004. New orders received in 2006 totaled $545.6 million, a 9% increase over 2005 new orders of $500.1 million and a 25% increase over new orders received in 2004. The increase is mainly due to our new acquisitions, which accounted for $29.5 million in incremental new orders during 2006, and a 40% increase in new orders for our coker valve products to the oil and gas industry. Partially offsetting these increases were lower orders from the U.S. Navy in 2006 compared to 2005.

Our Flow Control segment reported sales of $466.5 million for 2005, a 20% increase over 2004 sales of $388.1 million. The sales increase was achieved through organic sales growth of 8% and full year sales contribution of our 2004 acquisitions of Nova Machine, Trentec, Groquip, and EPD, which contributed $49.0 million in incremental revenue. The organic growth in sales was driven by higher sales to the oil and gas industry of $22.6 million and higher product sales and development work to the defense market of $3.6 million. Coker valve products accounted for approximately 80% of the increased oil and gas market sales due to greater customer acceptance and increased installations, while our other oil and gas valve and field service revenues were higher because of increased maintenance expenditures by refineries worldwide. Higher valve sales to the U.S. Navy of $8.3 million were driven by strong demand for our JP-5 jet fuel transfer valves and ball valves used on Nimitz-class aircraft carriers and Virginia-class submarines, respectively. Electronic instrumentation and digital signal processing card sales on naval platforms increased $7.4 million in 2005 as compared to 2004. These increased sales to the U.S. Navy were partially offset by anticipated lower revenues from electro-mechanical products because of timing of major programs. Revenues from pump production decreased $26.3 million in 2005 as compared to 2004 due to completion of Los Angeles and Virginia class submarine production pump contracts and development prototype programs, such as for the CVN-21 aircraft carrier, and were partially offset by sales for development work on the U.S. Army’s electromagnetic gun, which increased $10.7 million, and sales of generators which increased $4.8 million. In addition, foreign currency translation favorably impacted this segment’s sales by $1.2 million in 2005 compared to 2004.

Operating income for 2005 was $54.5 million, an increase of 23% over 2004 operating income of $44.5 million. The base business operating income grew 10% organically for the full year ended December 31, 2005, while the 2004 acquisitions contributed an additional $3.4 million of incremental operating income in 2005. The improvement in operating income of base businesses was driven primarily by higher sales volume. Factors impacting the comparison of the 2005 base businesses against 2004 include increased sales and margins from our oil and gas products, notably record orders for our coker valves and the higher margin field service and repairs business. In addition, the operating income benefit from the higher overall volume to the U.S. Navy was partially offset by unfavorable mix within our electronic products and lower margin development work performed in anticipation of follow-on production orders with the U.S. Army. Higher raw material costs, such as the cost of steel, and higher administrative infrastructure costs have adversely impacted our operating margins. In addition, foreign currency translation favorably impacted operating income by $0.2 million in 2005 as compared to 2004.

Motion Control

Our Motion Control segment reported sales of $509.5 million for 2006, a 10% increase over 2005 sales of $465.5 million. The sales increase was achieved mainly through organic sales growth of 8% and a full year of sales contribution related to our 2005 acquisition, Indal, which included $5.9 million of incremental revenue. The increase in organic sales was driven mainly by higher sales to the commercial aerospace market of $27.6 million and higher sales to the military markets of $18.9 million, which was partially offset by a decrease in sales to the general industrial market of $5.7 million. The growth in the commercial aerospace market was mainly related to an increase of $20.2 million in commercial aerospace OEM market sales. The OEM sales were driven largely by increased sales of $9.3 million for content on the Boeing 700 series platforms, due mainly to an increase in ship-sets and new programs, and $9.5 million of sensors and components, due mainly to new customer programs, expansion of existing product lines, and new products, such as the recently approved Eclipse aircraft. Commercial aerospace aftermarket sales increased $7.4 million from prior year, with $4.0 million attributable to the repair and overhaul business as conditions improve in the industry. The remaining increase was due to higher spares sales of $3.4 million, mainly related to improving conditions in the industry. There was also an increase in sales of sensor products which was mainly related to smoke detection devices and flight recorders due to improved general economic conditions. Higher sales to the military were driven by a $25.2 million increase in sales to the defense ground market. Higher sales of our embedded computing products of $14.9 million used on various ground defense vehicles were driven by war-related orders of additional spares and resets for the Bradley Fighting Vehicle, new production orders for the Armored Security Vehicle, and additional orders from other military programs. The remaining change was caused by growth in sales of our ruggedized military ground vehicle subsystems to be used on the Future Combat System program. These improvements were partially offset by a $7.5 million reduction in the defense aerospace market. The decrease is attributable to lower sales of airborne sensor products of $7.6 million resulting from the completion of contracts and lower sales for electronic communication devices of $3.5 million due to reduced customer demand, partially offset by stronger orders for various helicopter programs, especially for the Blackhawk. The defense navy market remained relatively flat from 2005, while a $6.9 million reduction to the other government agencies related mainly to the completion of the manned space flight contracts. Partially offsetting these improvements were lower sales of other sensor and controller products to the general industrial market of $5.7 million. The decrease is primarily due to lower sales of controller products of $3.1 million to the European market as a primary customer for these products continued its transition to in-house production.

Operating income for 2006 increased $4.8 million to $55.2 million, an increase of 9% over 2005 operating income of $50.5 million. The base business operating income grew 11% organically for the year ended December 31, 2006, while the 2006 acquisition negatively impacted operating income by $0.8 million in 2006 due to delays in timing of their contracts. The improvement in operating income was driven primarily by the higher sales volume, partially offset by an unfavorable mix of sales to the aerospace defense markets. The lower gross margins were associated with increased development work, which derives lower margins and was performed in anticipation of follow-on production orders, investments in new programs which were competitively bid, and slightly higher material costs on the key programs such as the 737 platform. The segment also experienced cost overruns on certain development contracts, the bulk of which related to a fixed price contract for the 767 tanker refueling program. Also negatively impacting gross margins was unfavorable foreign currency translation, as described in more detail below.

The lower gross margin percentages did not have as significant an effect on the overall operating margins of the segment as operating costs in 2006 remained flat as compared to 2005. Research and development costs declined $2.9 million because the increased engineering effort was put into development contracts. As a result, these costs are classified as cost of goods sold on the statement of income. Additionally, we are seeing the benefits of integration efforts as redundant research and development activities are consolidated, especially in our embedded computing division. Selling, general, and administrative costs were up 7% over 2005, which includes overcoming the unfavorable impact of foreign currency translation and the impact of adopting SFAS 123(R), where the expensing of stock options increased general and administrative expenses by $1.5 million as compared to the prior year period. Operating cost reductions were experienced through business unit integration efforts, as well as significant cost-cutting initiatives implemented during the current year at all facilities. Overall, operating income was negatively impacted by foreign currency translation of $2.4 million despite the favorable impact currency translation had on sales. This is primarily due to certain Canadian operations whose sales are primarily denominated in U.S. dollars, and, thus, changes in the foreign currency rates directly impact Canadian dollar operating costs with no offsetting effect on sales.

Backlog at December 31, 2006, was $438.6 million compared with $374.5 million at December 31, 2005, and $229.6 million at December 31, 2004. New orders received in 2006 totaled $563.5 million, up slightly over the 2005 new orders of $562.2 million and a 47% increase over new orders received in 2004. The timing of strong orders for our embedded computing and sensors and controls products were mostly offset by lower orders for our mechanical actuator products.

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

Operating income for 2005 increased $5.6 million, 12% over 2004. Operating income in our base businesses increased 14%, driven primarily by higher sales volume and related improvements in gross margin. The operating margins in 2005 decreased 80 basis points to 10.8%. Factors impacting the comparison of the 2005 base businesses against 2004 include increased sales and margins from commercial aerospace programs, notably the Boeing 737 and 747 programs, and favorable industry trends in the markets for commercial aftermarket services and spares leading to higher sales and margins, and cost reduction initiatives. Offsetting these increases are the completion of a tilting train drive systems project in Europe and lower F-16 spares orders, both high margin products that contributed favorably in 2004, continuing integration efforts in the embedded computing business, and lower margins associated with development work performed in anticipation of follow-on production orders, the bulk of which related to cost overruns on a fixed price contract for the 767 tanker refueling program.

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

Metal Treatment

Our Metal Treatment segment reported sales of $224.6 million in 2006, an increase of 13% over 2005 sales of $198.9 million. Organic sales growth of 9% contributed $18.1 million to the increase, while our 2006 acquisition contributed $7.6 million of incremental revenue. The segment experienced organic sales growth in nearly all of its markets, led by increased sales to the commercial aerospace and general industrial markets of $7.0 million and $4.0 million, respectively. Meanwhile, sales to the defense, power generation, and oil and gas markets increased $3.7 million, $2.1 million, and $1.9 million, respectively, offset by a slight decline in sales to the automotive market of $0.7 million as compared to 2005. The sales growth to the commercial aerospace market was driven by customer production requirements for shot peen forming services, primarily on wing components on the Airbus family of aircraft, coatings services for engine components on Boeing aircraft, and other peening and coating services on various OEMs. Increased sales of our heat treating services drove the organic growth in the general industrial market while sales increases in the defense, power generation, and oil and gas markets were driven primarily by sales of our shot peening services, due primarily to the continued strengthening of the economy. The slight decline in sales to the automotive market was due to lower demand of our shot peening services in North America partially offset by increased European demand. In addition, foreign currency translation had a favorable impact on sales of $1.3 million in 2006 compared to 2005.

Operating income for 2006 increased 23% to $42.4 million from $34.5 million during 2005, mainly due to higher sales volume. The base businesses increased 21% while the acquisition made in 2006 generated incremental operating income of $0.7 million. Overall, our operating income margin percentage improved 160 basis points mainly as a result of improved gross margins from the higher sales volume, particularly in our heat treating division, in addition to cost overruns on certain shot peening jobs incurred at the end of 2004 and beginning of 2005. The higher gross margins were offset by increased operating expenses, which in the past have remained relatively flat. Selling, general, and administrative costs of the base businesses increased 15% over the prior year period, driven primarily by increased stock-based compensation of $1.1 million associated with the 2006 implementation of SFAS 123(R), increased research and development costs of $0.5 million due to continued development of our laser peening technology, and a normal increase in employee salaries and other operating costs. Foreign currency translation had a nominal positive impact on operating income in 2006 compared to 2005.

Backlog at December 31, 2006 was $2.1 million compared with $1.9 million at December 31, 2005. New orders received in 2006 totaled $225.5 million, a 13% increase from 2005 new orders of $199.0 million and a 26% increase over new orders received in 2004. The increase is mainly due to the improvement in the global economy, which positively impacted the core shot peening business, and the segment’s recent acquisition.

Our Metal Treatment segment reported sales of $198.9 million in 2005, an increase of 12% over 2004 sales of $178.3 million. Organic sales growth of 11% contributed $18.2 million to the increase. The organic growth was due to solid performance in our global shot peening services, which contributed $13.5 million of additional sales mainly in the European commercial aerospace and global automotive markets. Increases in shot peen forming services, primarily on wing components on the Airbus family of aircraft including the A380, and shot peening services on aircraft engines were both driven by customer production requirements. Sales of shot peening services for the automotive industry increased in both Europe and North America by $2.7 million and $1.1 million, respectively, due to favorable overlap of existing and new programs in the first half of 2005, partially offset by decreased volumes from General Motors and Ford in the second half of 2005. Sales of our heat treating and coatings divisions were up $2.1 million and $1.9 million, respectively, over 2004. The increases were derived primarily from the commercial aerospace market, as customer demand for these services on aircraft component parts increased with the continuing recovery of the aerospace market. In 2005, laser peening sales were essentially flat compared to 2004, as we continue to develop applications for this new technology to be used on highly stressed critical components in the turbine engine, aircraft structures, medical implant, and oil and gas markets. The remaining sales increase in 2005 was due to contributions from our 2004 acquisitions, which contributed $1.7 million of incremental sales during 2005. Foreign currency translation had a nominal positive impact on sales in 2005 compared to 2004.

Operating income for 2005 increased 23% to $34.5 million from $28.1 million during 2004, mainly due to higher sales volume. Gross margins improved slightly on the higher sales volume, partially offset by higher energy costs of $2.3 million, primarily in our heat treating division. However, the impact of the greater sales volume was felt most significantly on operating income, which had margins of 17.3% in 2005 compared to 15.8% in 2004. Selling, general, and administrative costs, which are generally fixed in nature, increased only 4% over 2004, contributing to the higher operating income margin percentage. Foreign currency translation had a nominal impact on operating income in 2005 compared to 2004.

Corporate and Other Expenses

Non-segment operating costs consist mainly of pension expense associated with the Curtiss-Wright Pension Plans, environmental remediation and administrative expenses, and other income and expense not directly associated with the ongoing performance of the segments. We had non-segment operating costs of $17.5 million, $1.5 million, and $7.1 million in 2006, 2005, and 2004, respectively.

Pension expense associated with the Curtiss-Wright Pension Plans was $6.2 million, $2.0 million and $0.5 million in 2006, 2005, and 2004, respectively. The increase in pension expense in 2006 as compared to 2005 and 2004 is due to a settlement charge resulting from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout, special termination benefits offered for a limited period of time to certain employees in the Motion Control segment who were subject to a reduction in workforce, increased service costs due to greater headcount, as well as higher compensation expense, offset by lower interest costs.

Environmental remediation and administration costs represented $0.8 million, $0.8 million, and $5.3 million in 2006, 2005 and 2004, respectively. The higher expense in 2004 was due to a $4.4 million increase in remediation reserve requirements related to the Caldwell Trucking landfill superfund site. In the fourth quarter of 2006, we established a reserve in the amount of $6.5 million to reflect potential liabilities arising from a jury verdict returned against us in a lawsuit filed by a former employee. We also realized a gain of $2.8 million during 2005 on the sale of a former operating property located in Fairfield, New Jersey. In addition, higher unallocated medical costs of $2.0 million associated with the pooling of self-insurance costs accounted for the remaining difference in 2006 as compared to 2005 and 2004.

Interest Expense

Interest expense increased $2.9 million in 2006 compared to 2005. The increase was due to higher interest rates partially offset by lower average outstanding debt. Our average borrowing rate increased 70 basis points in 2006 as compared to 2005 while our average outstanding debt decreased 3% for the comparable periods. Interest expense in 2005 increased $8.0 million from 2004, with higher interest rates accounting for approximately 54% of the increase. The remaining increase was due to higher debt levels associated with the funding of our acquisitions.

Provision for Income Taxes

Our effective tax rates for 2006, 2005, and 2004, are 31.5%, 36.4%, and 34.1%, respectively. Our 2006 effective tax rate included tax benefits of $2.0 million relating to research and development credits from our Canadian operations, the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment, and the release of a tax reserve associated with the sale of a former facility following the expiration of the statute of limitations, which resulted in a $1.5 million favorable adjustment, net of tax. Our 2005 effective tax rate included a charge of $0.3 million from the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Our 2004 effective tax rate included nonrecurring benefits totaling $3.4 million resulting primarily from the change in legal structure of one of our subsidiaries and a favorable IRS appeals settlement.

Liquidity and Capital Resources

Sources and Uses of Cash

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor; cash flow is therefore subject to market fluctuations and conditions. A substantial portion of our business is in the defense sector, which is characterized by long-term contracts. Most of our long-term contracts allow for several billing points (progress or milestone) that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

Our working capital was $330.5 million at December 31, 2006, an increase of $61.5 million from the working capital at December 31, 2005 of $269.0 million. Our ratio of current assets to current liabilities was 2.1 to 1 at December 31, 2006 and 2.2 to 1 at December 31, 2005. Cash and cash equivalents totaled $124.5 million in the aggregate at December 31, 2006, up from $59.0 million at December 31, 2005. Excluding the impact on cash, working capital decreased $4.0 million, partially due to 2006 acquisitions. Inventory balances rose primarily as a result of a build up for expected increases in sales in 2007 and strategic initiatives to lower turn-around time for deliveries. We also procured additional material to hedge against rising steel prices and the stocking of long lead time materials for new programs. Accounts receivable increased due to higher sales volume as sales in December 2006 were 13% higher than December 2005 offset by strong collection efforts of receivables from certain large projects. Unbilled receivables increased due to an increase in long-term contracts accounted for under the percentage-of-completion method as well as increased contracts for which progress billings do not apply. These increases to inventory and receivables were offset by an increase in deferred revenue resulting from higher advance payments from our customers. We also experienced an increase in accounts payable and accrued expenses associated with the build up of inventories and higher accrued compensation.

Our short-term debt was $5.9 million at December 31, 2006 and $0.9 million at December 31, 2005. Our long-term debt was $359.0 million at December 31, 2006, a decrease of $5.0 million from the balance at December 31, 2005. The decrease is a result of a shift in the classification of one of our Industrial Revenue Bonds from long-term debt to short-term debt; the Industrial Revenue Bond was paid on February 1, 2007. Days sales outstanding at December 31, 2006 increased to 48 days from 43 days at December 31, 2005 while inventory turnover decreased to 5.5 turns at December 31, 2006 as compared to 5.6 turns at December 31, 2005.

Cash and cash equivalents totaled $59.0 million in the aggregate at December 31, 2005, up from $41.0 million at December 31, 2004. The increase was primarily due to an increase in cash and cash equivalents following the 2005 Senior Note offering and subsequent pay down of our outstanding debt under our revolving credit facilities. Excluding the impact on cash, working capital increased $38.8 million partially due to our Indal acquisition made in the first quarter of 2005. The remainder of the increase was driven mainly by increases in inventory of $26.9 million and accounts receivables of $21.6 million. Inventory balances rose primarily as a result of build up for expected increases in sales in 2006 and strategic initiatives to lower turn-around time for deliveries. Accounts receivable increased due to the timing of contractual billings and industry cycles, partially offset by collection of receivables from certain large projects outstanding at December 31, 2004. Unbilled receivables increased substantially due to funding and other operational delays by certain customers as well as increased contracts for which progress billings do not apply. Partially offsetting these increases in working capital requirements was an increase in accounts payable and accrued expenses associated with the build up of inventories and higher accrued compensation.

Investing Activities

We have acquired twenty-eight businesses since 2001 and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, which totaled $39.5 million and $73.1 million in 2006 and 2005, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments, such as potential earn-out payments and working capital adjustments. During 2006, we made approximately $4.4 million in such payments relative to prior period acquisitions. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our capital expenditures were $40.2 million in 2006, $42.4 million in 2005, and $32.5 million in 2004. Capital expenditures relate primarily to new and replacement machinery and equipment and the expansion of new product lines within the business segments. During 2006, we also expanded the reach of our metal treatment services by adding one new plant in Europe, while in 2005 we relocated one of our flow control facilities to a new and more efficient manufacturing facility.

Financing Activities

On December 1, 2005, we issued $150.0 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and a cross default provision with our other senior indebtedness. As of December 31, 2006, we were in compliance with all covenants.

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

On September 25, 2003 we issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2006, we were in compliance with all covenants.

At December 31, 2006, we had a $400 million revolving credit agreement (the “Agreement”) with a group of ten banks. The Agreement expires in 2009. Borrowings under the Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Agreement. We are subject to annual facility fees on the commitments under the Agreement. In connection with the Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Agreement. We are required under the Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 55% and a cross default provision with our other senior indebtedness. The Agreement does not contain any subjective acceleration clauses. As of December 31, 2006, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $542 million without exceeding the covenant limit defined in the Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We did not have any cash borrowings outstanding (excluding letters of credit) under the Agreement at December 31, 2006 and December 31, 2005. The unused credit available under the Agreement at December 31, 2006 was $362.2 million.

Our industrial revenue bonds, which are collateralized by real estate, were $14.2 million at December 31, 2006 and December 31, 2005. The loans outstanding under the 2003 and 2005 Notes, Interest Rate Swaps, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 5.38% for 2006 and 4.67% for 2005.

Future Commitments

Cash generated from operations is considered adequate to meet our operating cash requirements for the upcoming year, including planned capital expenditures of approximately $50 million to $60 million, interest payments of approximately $22 million to $24 million, estimated income tax payments of approximately $50 million to $60 million, dividends of approximately $11 million, pension funding of approximately $5 million to $6 million, and additional working capital requirements. We have approximately $3 million in short-term environmental liabilities, which is management’s estimation of cash requirements for 2006. Additionally, we are committed to potential earn-out payments on seven of our acquisitions dating back to 2001, which are estimated to be between approximately $14 million and $16 million in 2007. There can be no assurance, however, that we will continue to generate cash flow at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, refinance a portion of our existing debt, or obtain additional financing.

In 2007, our capital expenditures are expected to include the construction of new facilities, expansion of facilities to accommodate new product lines, and new machinery and equipment, such as additional investment in our laser peening technology.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2006:

(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Debt Principal
Repayments (1)	$364,994	$5,874	$62	$64	$75,066	$68	$283,860
Interest Payments on
Fixed Rate Debt	152,870	19,288	19,288	19,288	18,254	15,440	61,312
Operating leases	79,680	16,895	15,152	12,617	9,947	7,503	17,566
Total	597,544	$42,057	$34,502	$31,969	$103,267	$23,011	$362,738

(1)	Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on our Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2006, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of Credit(2)	$37,814	$14,059	$20,723	$2,439	$—	$—	$593

(2)	Amounts indicated as thereafter are letters of credit which expire in 2009 under our revolver, but will automatically renew on the date of expiration.

Critical Accounting Estimates and Policies

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

Inventory

Inventory costs include materials, direct labor, and manufacturing overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. We continually evaluate the adequacy of the inventory reserves by reviewing historical scrap rates, on-hand quantities as compared with historical and projected usage levels, and other anticipated contractual requirements. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.

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

Pension and Other Postretirement Benefits

In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the number of employees who will receive benefits, their tenure, their salary levels, the expected return on plan assets, the discount rates used to determine plan obligations, and the trends in the costs of medical and other health care benefits in the case of the postretirement benefit obligations. Changes in these assumptions, if significant in future years, may have an effect on our pension and postretirement expense, associated pension and postretirement assets and liabilities, and our annual cash requirements to fund these plans.

The discount rate used to determine the benefit obligations of the plans as of December 31, 2006, and the annual periodic costs for 2007 was increased in 2006 to 6.0% for all the U.S. pension plans and the EMD postretirement benefit plan to better reflect current economic conditions. The rate was based on current and future economic indicators. The increase in the discount rate decreased the benefit obligation of the plans. The discount rate for the Curtiss-Wright postretirement benefit plan remained at 5.5% in 2006. The lower rate in comparison to the other plans is because the plan is closed to new entrants, and the expected payouts are shorter in duration than the other plans. We also updated the rate of compensation increase for the pension plans to better reflect the experience over the past years and the Corporation’s expectation of future salary increases. This change caused an increase to the benefit obligation.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five-year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year. Over the last ten years the market-related value of assets had an average annual yield of 10.2%, whereas the actual returns averaged 9.5% during the same period. We have consistently used the 8.5% rate as a long-term overall average return. Given the uncertainties of the current economic and geopolitical landscapes, we consider the 8.5% rate to be a reasonable assumption of the future long-term investment returns.

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

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Corporation’s pension plans as of December 31, 2006:

		Increase in
	Percentage	Benefit	Increase in
Assumption	Point Change	Obligation	Expense

Discount rate	(0.25%)	$10,361	$889
Rate of compensation increase	0.25%	2,420	566
Expected return on assets	(0.25%)	—	853

See Note 14 to the Consolidated Financial Statements for further information on our pension and postretirement plans, including an estimate of future cash contributions.

Environmental Reserves

We provide for environmental reserves on a site by site basis when, in conjunction with internal and external legal counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when we first record a liability for a particular site. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, we accrue environmental liabilities based upon our expected share of the liability, taking into account the financial viability of our other jointly liable partners. Judgment is required when we make assumptions and estimate costs expected to be incurred for environmental remediation activities because of, among other factors, difficulties in assessing the extent and type of environmental remediation to be performed, the impact of complex environmental regulations and remediation technologies, and agreements between potentially responsible parties to share in the cost of remediation. In estimating the future liability and continually evaluating the sufficiency of such liabilities, we weigh certain factors including our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, an increase or decrease in the estimated time required to remediate, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation. We do not believe that continued compliance with environmental laws applicable to our operations will have a material adverse effect on our financial condition or results of operation. However, given the level of judgment and estimation used in the recording of environmental reserves, it is reasonably possible that materially different amounts could be recorded if different assumptions were used or if circumstances were to change, such as environmental regulations or remediation solution remedies.

As of December 31, 2006, our environmental reserves totaled $23.7 million, the majority of which is long term. Approximately 75% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. We use a discount rate of 4%, which approximates an amount at which the environmental liability could be settled in an arm’s length transaction with a third party. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The fair value of assets acquired (net of cash) and liabilities assumed of our 2006 acquisitions were estimated to be $42.4 million and $7.4 million, respectively. The initial fair values assigned to certain of these acquisitions are preliminary and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition.

Goodwill

We have $411.1 million in goodwill as of December 31, 2006. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation’s cost of capital in discounting the projected future cash flows. If it has been determined that impairment has occurred, we may be required to recognize an impairment of our asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting. Definite-lived intangible assets are amortized ratably to match their cash flow streams over their estimated useful lives, which range from 1 to 20 years, while indefinite-lived intangible assets are not amortized. Indefinite-lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. Additionally, we review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Corporation enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are evaluating our tax positions and anticipate that the adoption of FIN 48 will not have a significant impact on our results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). This Statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“the Plans”). The recognition of a net asset or liability will require an offsetting adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. SFAS No. 158 will not change how the Plans are accounted for and reported in the income statement. Therefore, the amounts to be recognized in AOCI will be the unrecognized gains/losses, prior service costs/credits, and transition assets/obligations, which will continue to be amortized under the existing guidance as net periodic pension cost in the income statement. Companies are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet is to increase prepaid pension costs by $21.1 million, increase other current liabilities $2.3 million, reduce accrued pension and postretirement benefit costs by $4.9 million, increase deferred tax liabilities by $9.0 million, with the offset increasing stockholders’ equity by $14.7 million. Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require companies to measure the plan assets and obligations as of the date of the employer’s fiscal year end, however earlier adoption of the measurement date provisions is encouraged. The Corporation currently utilizes measurement dates of September 30 and October 31 for its various Plans. The Corporation does not anticipate the change in the fiscal year end measurement date to have a material impact on the Corporation’s results of operation or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use such instruments for trading or other speculative purposes. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2006. Information regarding our accounting policy on financial instruments is contained in Note 1-K to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 96% fixed at December 31, 2006 and December 31, 2005. The variable rates on the Industrial Revenue Bonds are based on market rates. As of December 31, 2006, a change in interest rates of 1% would have an impact on consolidated interest expense of approximately $0.1 million. Information regarding our 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 10 to the Consolidated Financial Statements.

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

Our acquisitions of Indal, Dy 4, and Novatronics have increased our exposure to foreign currency exchange rate fluctuations related primarily to the Canadian dollar. We currently have a hedging program in place to mitigate the Canadian dollar foreign currency risk. Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have some market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the euro, and the Swiss franc. Any significant change in the value of the currencies of those countries in which we do business against the U.S. dollar could have an adverse effect on our business, financial condition, and results of operations. We seek to minimize the risk from these foreign currency fluctuations principally through invoicing our customers in the same currency as the functional currency of the revenue producing entity. However, our efforts to minimize these risks may not be successful. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $5 million as it relates exclusively to foreign currency exchange rate exposures.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, (In thousands, except per share data)	2006	2005	2004

Net sales	$1,282,155	$1,130,928	$955,039
Cost of sales	851,076	740,416	624,536

Gross profit	431,079	390,512	330,503
Research and development costs	(38,841)	(39,681)	(33,825)
Selling expenses	(76,547)	(69,687)	(61,648)
General and administrative expenses	(173,734)	(144,982)	(118,270)
Environmental remediation and administrative expenses	(843)	(818)	(5,285)
(Loss) gain on sale of real estate and fixed assets	(486)	2,638	(1,134)
Operating income	140,628	137,982	110,341
Interest expense	(22,894)	(19,983)	(12,031)
Other (expense) income, net	(112)	299	443

Earnings before income taxes	117,622	118,298	98,753
Provision for income taxes	(37,053)	(43,018)	(33,687)
Net earnings	$80,569	$75,280	$65,066
Net earnings per share:
Basic earnings per share	$1.84	$1.74	$1.53
Diluted earnings per share	$1.82	$1.72	$1.51

Shares and per share amounts have been adjusted on a pro forma basis for the April 21, 2006 2-for-1 stock split as further described in Note 1 to the consolidated financial statements.

     See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
At December 31, (In thousands)	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$124,517	$59,021
Receivables, net	284,774	244,689
Inventories, net	161,528	146,297
Deferred tax assets, net	32,485	28,844
Other current assets	19,341	11,615
Total current assets	622,645	490,466

Property, plant, and equipment, net	296,652	274,821
Prepaid pension costs	92,262	76,002
Goodwill	411,101	388,158
Other intangible assets, net	158,080	158,267
Other assets	11,416	12,571
Total assets	$1,592,156	$1,400,285

Liabilities:
Current liabilities:
Short-term debt	$5,874	$885
Accounts payable	96,023	80,460
Accrued expenses	81,532	74,252
Income taxes payable	23,003	22,855
Deferred revenue	57,305	21,634
Other current liabilities	28,388	21,417
Total current liabilities	292,125	221,503
Long-term debt	359,000	364,017
Deferred tax liabilities, net	57,055	53,570
Accrued pension and other postretirement benefit costs	71,006	74,999
Long-term portion of environmental reserves	21,220	22,645
Other liabilities	29,676	25,331
Total liabilities	830,082	762,065

Contingencies and Commitments (Notes 10, 13, 15, & 17)
Stockholders’ Equity:

Common stock, $1 par value, 100,000,000 shares authorized at December 31, 2006 and 2005; 47,533,294 and 25,493,442 shares issued at December 31, 2006 and
2005, respectively; outstanding shares were 44,023,410 at December 31, 2006 and
21,746,362 at December 31, 2005	47,533	25,493
Additional paid-in capital	69,887	59,794
Retained earnings	716,030	667,892
Accumulated other comprehensive income	55,806	20,655
	889,256	773,834
Less: Common treasury stock, at cost (3,509,884 shares at December 31,
2006 and 3,747,080 shares at December 31, 2005)	(127,182)	(135,614)
Total stockholders’ equity	762,074	638,220
Total liabilities and stockholders’ equity	$1,592,156	$1,400,285

     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (In thousands)	2006	2005	2004
Cash flows from operating activities:
Net earnings	$80,569	$75,280	$65,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,791	47,851	40,742
Net loss (gain) on sales and disposals of real estate and equipment	486	(2,638)	1,134
Deferred income taxes	(11,419)	141	(3,500)
Stock based compensation	6,621	—	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(20,489)	(21,558)	(39,875)
(Increase) decrease in inventories	(11,245)	(26,908)	7,578
(Decrease) increase in progress payments	(7,024)	9,815	(4,338)
Increase in accounts payable and accrued expenses	15,643	22,976	19,785
Increase (decrease) in deferred revenue	32,647	(8,049)	4,849
Increase in income taxes payable	1,207	11,266	8,403
(Increase) decrease in net pension and postretirement assets	2,982	(3,813)	5,054
Increase in other current and long-term assets	(2,667)	(912)	(1,830)
Increase in other current and long-term liabilities	5,769	1,727	2,279
Total adjustments	63,302	29,898	40,281
Net cash provided by operating activities	143,871	105,178	105,347
Cash flows from investing activities:
Proceeds from sales and disposals of real estate and equipment	776	11,268	1,192
Acquisition of intangible assets	(1,664)	(5,086)	(2,100)
Additions to property, plant, and equipment	(40,202)	(42,444)	(32,452)
Acquisition of new businesses, net of cash acquired	(39,522)	(73,111)	(247,402)
Net cash used for investing activities	(80,612)	(109,373)	(280,762)
Cash flows from financing activities:
Borrowings of debt	240,000	655,000	624,106
Principal payments on debt	(240,058)	(630,327)	(508,025)
Proceeds from exercise of stock options	8,616	8,492	7,458
Dividends paid	(10,538)	(8,458)	(7,666)
Excess tax benefits from share-based compensation	1,885	—	—
Net cash (used for) provided by financing activities	(95)	24,707	115,873
Effect of exchange-rate changes on cash	2,332	(2,529)	1,908
Net increase (decrease) in cash and cash equivalents	65,496	17,983	(57,634)
Cash and cash equivalents at beginning of year	59,021	41,038	98,672
Cash and cash equivalents at end of year	$124,517	$59,021	$41,038
Supplemental disclosure of non-cash investing activities:
Fair value of assets acquired from current year acquisitions	$42,417	$88,578	$303,041
Additional consideration on prior year acquisitions	4,546	8,618	3,027
Fair value of Common stock issued as consideration for acquisitions	—	—	(14,000)
Liabilities assumed from current year acquisitions	(7,424)	(23,863)	(42,331)
Cash acquired	(17)	(222)	(2,335)
Acquisition of new businesses, net of cash acquired	$39,522	$73,111	$247,402

     See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
					Accumulated
		Class B	Additional		Other
	Common	Common	Paid in	Retained	Comprehensive	Comprehensive	Treasury
(In thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Income	Stock

January 1, 2004	$16,611	$8,765	$52,943	$543,670	$22,634		$(165,742)
Comprehensive income:
Net earnings	-	-	-	65,066	-	$65,066	-
Translation adjustments, net	-	-	-	-	14,163	14,163	-
Total comprehensive income						$79,229
Dividends paid	-	-	-	(7,666)	-		-
Stock options exercised, net	-	-	(1,748)	-	-		11,345
Stock issued under employee stock
purchase plan, net	35	-	1,358	-	-		-
Equity issued in connection with
acquisitions	-	-	3,259	-	-		10,741
Other	-	-	39	-	-		141
December 31, 2004	$16,646	$8,765	$55,851	$601,070	$36,797		$(143,515)
Comprehensive income:
Net earnings	-	-	-	75,280	-	$75,280	-
Translation adjustments, net	-	-	-	-	(16,142)	(16,142)	-
Total comprehensive income						$59,138
Dividends paid	-	-	-	(8,458)	-		-
Stock options exercised, net	-	-	42	-	-		7,721
Stock issued under employee stock
purchase plan, net	82	-	3,863	-	-		-
Recapitalization	8,765	(8,765)	-	-	-		-
Other	-	-	38	-	-		180
December 31, 2005	$25,493	-	$59,794	$667,892	$20,655		$(135,614)
Comprehensive income:
Net earnings	-	-	-	80,569	-	$80,569	-
Minimum pension liability
adjustment, net	-	-	-	-	(1,750)	(1,750)	-
Translation adjustments, net	-	-	-	-	22,215	22,215	-
Total comprehensive income						$101,034
Adjustment for initial application of
FAS 158, net	-	-	-	-	14,686		-
Dividends paid	-	-	-	(10,538)	-		-
Stock options exercised, net	-	-	(1,521)	-	-		8,021
Stock issued under employee stock
purchase plan, net	147	-	4,483	-	-		-
Two-for-one common stock split
effected in the form of a 100%	21,893		-	(21,893)	-		-
stock dividend
Stock based compensation	-	-	6,480	-	-		141
Other	-	-	651	-	-		270
December 31, 2006	$47,533	-	$69,887	$716,030	$55,806		$(127,182)

     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 35 manufacturing facilities, 59 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered, net of estimated returns and allowances. Sales and estimated profits under certain long-term contracts are recognized under the percentage-of-completion methods of accounting, whereby profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. In addition, the Corporation also records sales under certain long-term government fixed price contracts upon achievement of performance milestones as specified in the related contracts. Losses on contracts are provided for in the period in which the losses become determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which the basis for such revision becomes known. The excess of the billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

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

Average useful lives for property, plant, and equipment are as follows:

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

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no such write-downs in 2006, 2005, or 2004.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. Goodwill impairment tests performed as of October 31, 2006 and July 31, 2006, 2005, and 2004 concluded that no impairment charges were required as of those dates. See Note 6 for further information on goodwill.

K. Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value.

The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2006 aggregated $350.8 million compared to a carrying value of $349.9 million. The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated by management.

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

Research and development costs associated with customer-sponsored programs are charged to inventory and are recorded in cost of sales when products are delivered or services performed. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs.

M. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2006 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

N. Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee awards as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. As the requisite service period for performance shares, restricted stock units, and performance restricted shares did not begin until after January 1, 2006, no compensation cost was recorded in prior periods. Effective January 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. See Note 12 for further information on this standard.

O. Capital Stock

On February 7, 2006, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The split, in the form of 1 share of Common stock for each share of Common stock outstanding was payable on April 21, 2006. To effectuate the stock split, the Corporation issued 21.9 million shares of Common stock, at $1.00 par value from capital surplus, with a corresponding reduction in retained earnings of $21.9 million. Accordingly, all references throughout this Annual Report on Form 10-K to number of shares, per share amounts, stock options data, and market prices of the Corporation’s common stock have been adjusted to reflect the effect of the stock split for all periods presented, where applicable.

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

In addition to the recapitalization, in May 2005, shareholders approved a proposal to increase the number of shares of Common stock authorized for issuance from 45 million shares to 100 million shares.

The Corporation is authorized to repurchase 900,000 shares under its existing stock repurchase program. Purchases are authorized to be made from time to time in the open market or privately negotiated transactions, depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represents an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2006, the Corporation had repurchased 210,930 shares under this program. There was no stock repurchased during 2006, 2005, and 2004.

P. Earnings Per Share

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common and Class B shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 11.

Q. Income Taxes

The Corporation applies SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

The Corporation will also apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the recognition, measurement, accounting, and disclosure of uncertain tax positions. This Interpretation is effective as of January 1, 2007. See Note 9 for additional information on the effect of FIN 48 on the Corporation.

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

S. Derivatives

The Corporation has used interest rate swaps and forward foreign currency contracts to manage its exposure to fluctuations in interest rates on a portion of its fixed rate debt instruments and foreign currency rates at its foreign subsidiaries. The foreign currency contracts are marked to market with changes in the fair value reported in income in the period of change. In November 2005, the Corporation unwound the interest rate swap agreements. While the interest rate swap agreements were in effect, they were accounted for as fair value hedges. The interest rate swaps were recorded at fair value on the balance sheet within other non-current assets with changes in fair value recorded currently in earnings. Additionally, the carrying amount of the associated debt was adjusted through earnings for changes in fair value due to change in interest rates. Ineffectiveness was to be recognized to the extent that these two adjustments do not offset. The interest rate swap agreements were assumed to be perfectly effective under the “short cut method” of SFAS 133. The differential to be paid or received based on changes in interest rates was recorded as an adjustment to interest expense in the statement of earnings. Additional information on these swap agreements is presented in Note 10.

T. Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In March 2006, the FASB issued the SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (“SFAS No. 156”). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Corporation enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In June 2006, the FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Corporation is evaluating its tax positions and anticipates that the adoption of FIN 48 will not have a significant impact on its results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). This Statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“the Plans”). The recognition of a net asset or liability will require an offsetting adjustment to accumulated other comprehensive income (“AOCI”) in shareholders’ equity. SFAS No. 158 will not change how the Plans are accounted for and reported in the income statement. Therefore, the amounts to be recognized in AOCI will be the unrecognized gains/losses, prior service costs/credits, and transition assets/obligations, which will continue to be amortized under the existing guidance as net periodic pension cost in the income statement. Companies are required to initially recognize the funded status and provide the required disclosures beginning for fiscal year ends after December 15, 2006. The net impact on the December 31, 2006 balance sheet is to increase prepaid pension costs by $21.1 million, increase other current liabilities $2.3 million, reduce accrued pension and postretirement benefit costs by $4.9 million, increase deferred tax liabilities by $9.0 million, with the offset increasing stockholders’ equity by $14.7 million. Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require companies to measure the plan assets and obligations as of the date of the employer’s fiscal year end. However, earlier adoption of the measurement date provisions is encouraged. The Corporation currently utilizes measurement dates of September 30 and October 31 for its various Plans. The Corporation does not anticipate the change in the fiscal year end measurement date to have a material impact on the Corporation’s results of operation or financial condition. See Note 14 for additional information on the effect of FAS 158 on the Corporation.

2. ACQUISITIONS

The Corporation acquired three businesses in 2006, as described below. In addition, the Corporation purchased one business in 2005 and eleven businesses in 2004. The 2006 and 2005 acquisitions, as well as nine of the 2004 acquisitions, are described in more detail below. The remaining two businesses acquired in 2004 had an aggregate purchase price of $1.1 million and are not considered material. All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value, when finalized, generally within twelve months from acquisition.

The results of each acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

FLOW CONTROL

Techswan, Inc.

On September 1, 2006, the Corporation acquired certain assets and liabilities of Techswan, Inc., which business is now operated as Swantech (Swantech). The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $3.6 million in cash and the assumption of certain liabilities to acquire the intellectual property and assets of Swantech. The purchase price was funded from credit available under the Corporation’s revolving credit line. The excess of the purchase price over the fair value of the net assets acquired is $2.9 million at December 31, 2006. Revenues of the purchased business were $1.1 million for the year ended December 31, 2005.

Swantech is a designer and manufacturer of highly advanced health monitoring and prognostics systems and software for critical service machinery. Swantech is the technology leader in state-of-the-art stress wave analysis based prognostics systems, with the capability to predict critical machinery failure far in advance of conventional vibration and temperature based monitoring systems. The core technology is fully developed, and Swantech is building its applications’ base and channels to market in the commercial maritime, power, oil and gas, and defense and aerospace markets. Swantech has significant and growing penetration in monitoring luxury cruise liner critical systems. Swantech is located in Ft. Lauderdale, Florida.

Enpro Systems, Ltd.

On April 17, 2006, the Corporation acquired certain assets and liabilities of Enpro Systems, Ltd. (Enpro), which has subsequently been merged with Tapco International. The combined business operates as TapcoEnpro International. The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $17.5 million in cash and the assumption of certain liabilities to acquire the assets of Enpro. The purchase price was funded from credit available under the Corporation’s revolving credit line. The excess of the purchase price over the fair value of the net assets acquired is $6.0 million at December 31, 2006. Revenues of the purchased business were $35.9 million for the year ended December 31, 2005.

Enpro is a designer and manufacturer of highly engineered sliding gate, plug, block, butterfly, diverter, and variable orifice flue gas valves. Enpro also manufactures, repairs, and modifies ASME code pressure vessels, primarily for the petrochemical, refining, and utility markets. Enpro provides engineering services, subcontract manufacturing services, shop repairs, and field services to support customers’ operations. Enpro is headquartered in Channelview, Texas.

Engineered Pump Division

On November 10, 2004, the Corporation acquired certain assets and liabilities of the Government Marine Business Unit division of Flowserve Corporation, subsequently renamed the Engineered Pump Division (“EPD”). The effective date of the acquisition was November 1, 2004. The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $28.1 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $8.0 million at December 31, 2006. Revenues of the purchased business were $26.4 million for the year ended December 31, 2003.

EPD is a leading designer and manufacturer of highly engineered, critical function pumps for the U.S. Navy nuclear submarine and aircraft carrier programs and non-nuclear surface ships. EPD is the sole source supplier of main and auxiliary seawater, fresh water, and cooling pumps, coolant purification pumps, injection, chilled water, and other critical pumps. The business supports nuclear programs, and non-nuclear naval surface programs. In addition, EPD has a strong and growing aftermarket business for repairs, refurbishments, and parts. EPD’s operations are located in Phillipsburg, New Jersey.

Groquip

On July 12, 2004, the Corporation acquired the outstanding stock of Groth Equipment Corporation of Louisiana (“Groquip”). The purchase price, subject to customary adjustments provided for in the Stock Purchase Agreement, was $4.5 million payable in approximately 18,000 shares of the Corporation’s restricted Common stock valued at $1.0 million, cash of $3.5 million, and the assumption of certain liabilities. The cash portion of the purchase price was funded from credit available under the Corporation’s revolving credit facilities. The purchase price approximated the fair value of the net assets acquired as of December 31, 2006.

Groquip is a market leader in the hydrocarbon and chemical processing industries. Groquip provides products and services for various pressure-related processes that ensure safe operation and regulatory compliance. Groquip is a manufacturer's sales representative for rupture discs, conservation vents, fire and gas detectors, and pressure relief valves. They also provide field and in-shop service and repairs for pressure relief valves and a variety of specialty valves. Groquip is headquartered in Geismar, Louisiana and has a sales and service center located in Sulphur, Louisiana. Revenues of the acquired business were $10.1 million for the twelve months ended June 30, 2004.

NOVA

On May 24, 2004, the Corporation acquired certain assets of NOVA Machine Products Corporation (“NOVA”). The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $20.0 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. There are provisions in the agreement for additional payments upon the achievement of certain financial performance criteria through 2009 up to a maximum additional payment of $9.2 million. Through December 31, 2006, the Corporation has made no payments of additional consideration under these provisions. The excess of the purchase price over the fair value of the net assets acquired is $5.0 million at December 31, 2006.

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

The acquisition of this technology was accounted for as an acquisition of intangible assets. As such, the Corporation has estimated the fair value of the future payments as of September 1, 2005, to be $3.0 million and has recorded a liability. As of December 31, 2006, the remaining balance on the liability, including accrued interest, was $2.6 million. The intangible asset was capitalized as technology in the amount of $7.5 million and will be amortized over its 20 year useful life.

The HydraNut fastener provides simple and accurate tensioning in safety risk situations and hard to access areas for customers in nuclear power generation, industrial, and other energy markets.

Trentec

On May 24, 2004, the Corporation acquired certain assets of Trentec, Inc. (“Trentec”). The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $13.9 million, payable in approximately 280,000 shares of the Corporation’s restricted Common stock valued at $13.0 million, cash of $0.9 million, and the assumption of certain liabilities. The excess of the purchase price over the fair value of the net assets acquired is $5.3 million at December 31, 2006.

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

Trentec's services include specialty equipment fabrication, diamond wiresaw cutting, nuclear power plant equipment qualification, and third-party dedication and supply of nuclear components. Trentec’s operations are located in Cincinnati, Ohio. Revenues of the acquired business were $13.5 million for the year ended December 31, 2003.

MOTION CONTROL

Indal Technologies, Inc.

On March 1, 2005, the Corporation acquired the outstanding stock of the parent corporation of Indal Technologies, Inc. (“Indal”). The purchase price was 80.3 million Canadian dollars ($64.7 million) in cash and was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $27.2 million at December 31, 2006, including foreign currency translation adjustment gains of $1.7 million.

Indal provides shipboard helicopter handling systems for naval applications with a global installed base on over 200 ships, including more than 100 systems deployed in the U.S. Navy. Indal's highly engineered, proprietary products enable helicopters to land aboard naval vessels in rough sea conditions. Indal also designs and manufactures specialized telescopic hangars that provide protection for helicopters aboard ships and cable handling systems for naval sonar applications. Indal is headquartered in Mississauga, Ontario, Canada. Revenues of the acquired business were 49.4 million Canadian dollars ($38.2 million) for the year ended December 31, 2004.

Synergy

On August 31, 2004, the Corporation acquired the outstanding stock of Synergy Microsystems, Inc (“Synergy”). The purchase price was $49.1 million in cash and was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $31.3 million at December 31, 2006.

Synergy specializes in the design, manufacture, and integration of single- and multi-processor single-board computers for VME and CompactPCI systems to meet the needs of demanding real-time applications in military, aerospace, industrial, and commercial markets. Synergy is headquartered in San Diego, California. Revenues of the acquired business were $17.5 million for the year ended December 31, 2003.

Primagraphics

On May 28, 2004, the Corporation acquired the outstanding stock of Primagraphics Holdings Limited (“Primagraphics”). The purchase price, subject to customary adjustments provided for in the Stock Purchase Agreement, was £12.5 million ($22.4 million) in cash. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $15.4 million at December 31, 2006, including foreign currency translation adjustment gains of $1.3 million.

Primagraphics is a market leader in the development of radar processing and graphic display systems used throughout the world for military and commercial applications, such as ship and airborne command and control consoles, vessel tracking, air traffic control, and air defense systems. Primagraphics' products include graphics and imaging technologies, video and sensor processing hardware, and software that can be readily engineered to provide vital components for a wide variety of systems. Primagraphics is headquartered near Cambridge in the United Kingdom, with a worldwide network of dealers and distributors. Revenues of the acquired business were £6.8 million ($10.9 million) for the fiscal year ended June 30, 2003.

Dy 4

On January 31, 2004, the Corporation acquired the outstanding stock of Dy 4 Systems, Inc. and Dy 4 (U.S.) Inc. (collectively “Dy 4”). The purchase price was $110.4 million in cash and the assumption of certain liabilities. Management funded the purchase price with cash on hand and from the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired as of December 31, 2006, is $63.2 million.

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

METAL TREATMENT

Allegheny

On May 9, 2006, the Corporation purchased the assets and certain liabilities of two units of Diversified Coatings, Inc. (“Allegheny”). The purchase price was $14.9 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $4.6 million at December 31, 2006.

Allegheny’s services include the spray application of a variety of high performance coatings to automotive metal braking components. There are numerous specialty high performance coatings available on the market, which are specified on a part-by-part basis by the automotive OEMs. These high performance coatings are typically licensed by the coating material manufacturer to qualified applicators on a geographic basis. Allegheny is located in Fremont, Indiana, and Ingersoll, Canada. Revenues of the acquired businesses were $12.7 million for the year ended December 31, 2005.

Everlube

On April 2, 2004, the Corporation purchased the assets of the Everlube Products division (“Everlube”) of Morgan Advanced Ceramics, Inc. The purchase price was $6.5 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The estimated excess of the purchase price over the fair value of the net assets acquired is $2.0 million at December 31, 2006.

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

Evesham

On February 24, 2004, the Corporation purchased the assets of the Evesham coatings business located in the United Kingdom (“Evesham”) from Morgan Advanced Ceramics, Ltd. The purchase price was £3.5 million ($6.5 million) in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $2.2 million at December 31, 2006, including foreign currency translation adjustment gains of $0.1 million.

Evesham manufactures and applies an extensive range of SFL coatings, which provide lubrication, corrosion resistance, and enhanced engineering performance. Revenues of the acquired business were £2.6 million ($4.2 million) for the year ended December 31, 2003.

3. RECEIVABLES

Receivables include current notes, amounts billed to customers, claims, other receivables, and unbilled revenue on long-term contracts, consisting of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year.

Credit risk is generally diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor of various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 45%, 48%, and 47% of consolidated revenues in 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, accounts receivable due directly or indirectly from these government sources represented 43% and 52% of net receivables, respectively. Sales to one customer through which the Corporation is a subcontractor to the U.S. Government were 9% of consolidated revenues in 2006, 10% in 2005, and 13% in 2004. No single customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2006 and 2005.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

The composition of receivables is as follows:

(In thousands) December 31,	2006	2005
Billed receivables:
Trade and other receivables	$199,714	$171,203
Less: Allowance for doubtful accounts	(5,389)	(5,453)
Net billed receivables	194,325	165,750

Unbilled receivables:
Recoverable costs and estimated earnings not billed	111,112	107,618
Less: Progress payments applied	(20,663)	(28,679)
Net unbilled receivables	90,449	78,939
Receivables, net	$284,774	$244,689

The net receivable balance at December 31, 2006, included $7.3 million related to the Corporation’s 2006 acquisitions.

4. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

(In thousands) December 31,	2006	2005
Raw material	$67,667	$59,336
Work-in-process	43,280	43,099
Finshed goods and component parts	58,483	52,825
Inventoried costs related to U.S. Government and other long-term
contracts	30,361	27,533
Gross inventories	199,791	182,793
Less: Inventory reserves	(26,152)	(25,377)
Progress payments applied, principally related to
long-term contracts	(12,111)	(11,119)
Inventories, net	$161,528	$146,297

The net inventory balance at December 31, 2006 included $0.9 million related to the Corporation’s 2006 acquisitions.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows:

(In thousands) December 31,	2006	2005
Land	$19,086	$16,825
Buildings and improvements	125,431	111,409
Machinery, equipment, and other	403,125	362,018
Property, plant, and equipment, at cost	547,642	490,252
Less: Accumulated depreciation	(250,990)	(215,431)
Property, plant, and equipment, net	$296,652	$274,821

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $38.8 million, $36.0 million, and $32.4 million, respectively. The net property, plant, and equipment balance at December 31, 2006, included $13.1 million related to the Corporation’s 2006 acquisitions.

6. GOODWILL

Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired.

The changes in the carrying amount of goodwill for 2006 and 2005 are as follows:

	Flow	Motion	Metal
(In thousands)	Control	Control	Treatment	Consolidated
December 31, 2004	$115,202	$228,579	$20,532	$364,313
Goodwill from 2005 acquisitions	–	27,034	–	27,034
Change in estimate to fair value of net assets
acquired in prior years	1,070	(536)	–	534
Additional consideration of prior years’
acquisitions	1,241	629	60	1,930
Foreign currency translation adjustment	(344)	(4,810)	(499)	(5,653)
December 31, 2005	$117,169	$250,896	$20,093	$388,158
Goodwill from 2006 acquisitions	8,910	–	4,598	13,508
Change in estimate to fair value of net assets
acquired in prior years	411	(1,453)	(1,289)	(2,331)
Additional consideration of prior years’
acquisitions	2,722	1,629	13	4,364
Foreign currency translation adjustment	850	6,084	468	7,402
December 31, 2006	$130,062	$257,156	$23,883	$411,101

Additional consideration of prior years’ acquisitions includes accruals of $0.4 million for the year ended December 31, 2005, related to earn out and other required contractual payments. These amounts are classified in other current liabilities as additional amounts due to sellers.

During 2006, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2006. Approximately $13 million of the goodwill on acquisitions made during 2006 is deductible for tax purposes. None of the goodwill on the 2005 acquisition was deductible for tax purposes.

In accordance with SFAS No. 142, the Corporation completed its annual goodwill impairment testing as of July 31, 2006, 2005 and 2004. During the quarter ended December 31, 2006, the Corporation changed the date of its annual goodwill impairment testing to October 31 in order to better align with the Corporation’s normal business process for updating the Corporation’s strategic plan and forecasts. The Corporation believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of October 31, 2006 and July 31, 2006, 2005, and 2004 concluded that no impairment charges were required as of those dates. The Corporation determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Corporation’s financial statements when applied retrospectively.

7. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2006 and 2005. No indefinite lived intangible assets were purchased in 2006 or 2005.

(In thousands, except years data)	2006		2005
	Amount	Years	Amount	Years
Technology	$2,390	12.1	$18,710	19.7
Customer related intangibles	6,330	8.7	11,107	17.7
Total	$8,720	9.7	$29,817	19.0

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands)		Accumulated
2006	Gross	Amortization	Net
Technology	$94,611	$(19,403)	$75,208
Customer related intangibles	86,205	(14,400)	71,805
Other intangible assets	12,416	(1,349)	11,067
Total	$193,232	$(35,152)	$158,080

(In thousands)		Accumulated
2005[1]	Gross	Amortization	Net
Technology	$91,583	$(13,445)	$78,138
Customer related intangibles	79,342	(10,715)	68,627
Other intangible assets	12,415	(913)	11,502
Total	$183,340	$(25,073)	$158,267
1 Certain prior year information has been reclassified to conform to current presentation.

The following table presents the changes in the net balance of other intangible assets during 2006:

		Customer	Other
		Related	Intangible
(In thousands)	Technology	Intangibles	Assets	Total
December 31, 2005	$78,138	$68,627	$11,502	$158,267
Acquired during 2006	2,390	6,330	–	8,720
Change in estimate of fair value related to
purchase price allocation	–	1,260	29	1,289
Amortization expense	(6,394)	(5,206)	(415)	(12,015)
Net foreign currency translation adjustment	1,074	794	(49)	1,819
Total	$75,208	$71,805	$11,067	$158,080

Included in other intangible assets at December 31, 2006 and 2005, are $9.9 million of intangible assets not subject to amortization. In accordance with SFAS No. 142, the Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of each year and concluded there was no impairment of value.

Amortization expense for the years ended December 31, 2005 and 2004 was $11.9 million and $8.3 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)
2007	$12,362
2008	12,302
2009	11,280
2010	10,801
2011	10,584

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

(In thousands) December 31,	2006	2005
Accrued compensation	$50,941	$45,270
Accrued commissions	5,852	5,819
Accrued taxes other than income taxes	3,989	4,048
Accrued insurance	4,116	4,053
Accrued interest	3,687	3,842
Other	12,947	11,220
Total accrued expenses	$81,532	$74,252

Other current liabilities consist of the following:

(In thousands) December 31,	2006	2005
Warranty reserves	$9,957	$9,850
Litigation reserves	6,512	713
Additional amounts due to sellers on acquisitions	4,678	3,274
Current portion of environmental reserves	2,441	2,677
Other	4,800	4,903
Total other current liabilities	$28,388	$21,417

The accrued expenses and other current liabilities at December 31, 2006, included $1.5 million and $2.7 million, respectively, related to the Corporation’s 2006 acquisitions.

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

(In thousands)	2006	2005
Warranty reserves at January 1,	$9,850	$9,667
Provision for current year sales	3,208	3,188
Current year claims	(2,045)	(2,534)
Change in estimates to pre-existing warranties	(1,497)	(1,700)
Increase due to acquisitions	27	1,618
Foreign currency translation adjustment	414	(389)
Warranty reserves at December 31,	$9,957	$9,850

9. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2006	2005	2004
Domestic	$74,275	$77,440	$65,963
Foreign	43,347	40,858	32,790
Total	$117,622	$118,298	$98,753

The provision for income taxes for the years ended December 31 consist of:

(In thousands)	2006	2005	2004
Current:
Federal	$29,640	$25,362	$21,158
State	4,726	6,028	5,481
Foreign	14,106	12,791	10,548
	48,472	44,181	37,187

Deferred:
Federal	(5,397)	(674)	(878)
State	(930)	472	(1,969)
Foreign	(5,092)	(961)	(653)
	(11,419)	(1,163)	(3,500)
Provision for income taxes	$37,053	$43,018	$33,687

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	2.0	3.4	1.6
Enacted future rate changes	(1.4)	–	–
R&D tax credits	(3.0)	(0.4)	(0.1)
Foreign rate differential	(0.8)	(1.2)	(1.1)
All other, net	(0.3)	(0.4)	(1.3)
Effective tax rate	31.5%	36.4%	34.1%

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2006	2005
Deferred tax assets:
Environmental reserves	$9,719	$9,946
Inventories	8,261	8,353
Postretirement/postemployment benefits	16,488	16,453
Incentive compensation	10,790	9,203
Accrued vacation pay	4,928	4,570
Warranty reserve	2,278	2,363
Other	9,636	7,607
Total deferred tax assets	62,100	58,495
Deferred tax liabilities:
Retirement plans	15,153	10,376
Depreciation	19,350	21,054
Goodwill amortization	15,194	19,044
Other intangible amortization	32,202	28,332
Cumulative translation adjustment	2,385	–
Other	2,386	4,416
Total deferred tax liabilities	86,670	83,222
Net deferred tax liabilities	$(24,570)	$(24,727)

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2006	2005
Current deferred tax assets	$32,485	$28,843
Noncurrent deferred tax liabilities	(57,055)	(53,570)
Net deferred tax liabilities	$(24,570)	$(24,727)

As of December 31, 2006, the Corporation had state and foreign net operating loss carryforwards of $0.5 million, after tax. The state net operating loss carryforwards expire through the year 2023. The foreign net operating loss carryforwards have no expiration date.

Income tax payments of $45.4 million were made in 2006, $32.3 million in 2005, and $28.8 million in 2004.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2006, was $45.3 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the U.S.; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

In June 2006, the FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Corporation is evaluating its tax positions and anticipates that the adoption of FIN 48 will not have a significant impact on its results of operations.

On October 22, 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act includes a one-time opportunity for a deduction of 85% of certain foreign dividends that are repatriated, as defined in the Act. Pursuant to this provision of the Act, the Corporation has repatriated $9.3 million in the fourth quarter of 2005 with a tax cost of $0.3 million. This tax cost was net of foreign tax credits which were not previously provided. The Corporation should be considered to have satisfied the Section 8.03 “safe harbor” contained in Notice 2005-10 since 100% of the required investments pursuant to the Section 965 dividend reinvestment plan have been made by the end of the 2005 tax year.

10. DEBT

Debt consists of the following:

(In thousands) December 31,	2006	2005
Industrial Revenue Bonds, due from 2007 through 2028	$14,180	$14,239
Revolving Credit Agreement, due 2009	—	—
5.13% Senior Notes due 2010	74,786	74,729
5.74% Senior Notes due 2013	125,094	125,108
5.51% Senior Notes due 2017	150,000	150,000
Other debt	814	826
Total debt	364,874	364,902
Less: Short-term debt	5,874	885
Total Long-term debt	$359,000	$364,017

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 3.45% and 2.54% in 2006 and 2005, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 6.22% and 3.97% in 2006 and 2005, respectively.

The carrying amount of the Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $350.8 million and $357.9 million at December 31, 2006 and 2005, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows(1):

(In thousands)
2007	$5,874
2008	62
2009	64
2010	75,066
2011	68
Thereafter	283,860
Total	$364,994

(1) Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

Interest payments of $21.3 million, $18.3 million, and $12.1 million were made in 2006, 2005, and 2004, respectively.

On December 1, 2005, the Corporation issued $150.0 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2006, the Corporation was in compliance with all covenants.

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

On July 23, 2004, the Corporation amended its existing credit facility, increasing the available line of credit from $225 million to $400 million with a group of ten banks. The Corporation plans to use the credit line for working capital purposes, internal growth initiatives, funding of future acquisitions, and other general corporate purposes. The credit agreement expires in 2009. Borrowings under the agreement bear interest at a floating rate based on market conditions. In addition, the Corporation’s interest rate and level of facility fees depend on maintaining certain financial ratios defined in the agreement. The Corporation is subject to annual facility fees on the commitments under the Revolving Credit Agreement. In connection with the Revolving Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the agreement. The Corporation is required under the agreement to maintain certain financial ratios and meet certain financial tests as detailed in the agreement, of which the Corporation is in compliance at December 31, 2006. The unused credit available under the Revolving Credit Agreement at December 31, 2006 and 2005, was $362.2 million and $367.9 million, respectively.

On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2006, the Corporation was in compliance with all covenants.

At December 31, 2006, substantially all of the industrial revenue bond issues are collateralized by real estate, machinery, and equipment. Certain of these issues are supported by letters of credit, which total $13.7 million. The Corporation had various other letters of credit totaling $24.1 million. Substantially all letters of credit are included under the Revolving Credit Agreement.

11. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. Share and per share amounts presented below have been adjusted on a pro forma basis for the April 21 2006 stock split. See Note 1-O for further information regarding the stock split.

At December 31, 2006, the Corporation had stock options outstanding of 380,723 shares that were not included in the computation of diluted EPS because to do so would have been antidilutive. There were no antidilutive options outstanding at December 31, 2005 or December 31, 2004. Earnings per share calculations for the years ended December 31, 2006, 2005, and 2004, are as follows:

		Weighted-Average	Earnings
(In thousands, except per share data)	Net Income	Shares Outstanding	Per Share
2006:
Basic earnings per share	$80,569	43,826	$1.84
Effect of dilutive securities:
Stock options		445
Deferred stock compensation		63
Diluted earnings per share	$80,569	44,334	$1.82

2005:
Basic earnings per share	$75,280	43,270	$1.74
Effect of dilutive securities:
Stock options		500
Deferred stock compensation		58
Diluted earnings per share	$75,280	43,828	$1.72

2004:
Basic earnings per share	$65,066	42,392	$1.53
Effect of dilutive securities:
Stock options		648
Deferred stock compensation		54
Diluted earnings per share	$65,066	43,094	$1.51

12. STOCK COMPENSATION PLANS

The Corporation maintains three share-based compensation plans under which it utilizes six different forms of employee and non-employee share-based compensation awards, as explained in further detail below, which include non-qualified share options, employee stock purchase plan options, performance shares, performance restricted shares, restricted stock, and restricted stock units. Certain awards provide for accelerated vesting if there is a change in control. Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based employee awards. Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. The effect of the change in 2006 from applying the original provisions of SFAS 123 on income from continuing operations was $4.9 million, on income before income taxes was $4.9 million, on net income was $3.6 million, and basic and diluted earnings per share was $0.08. As the requisite service period for performance shares, restricted stock units, and performance restricted shares did not begin until after January 1, 2006, no compensation cost was recorded in prior periods.

Additionally, SFAS 123(R) requires that cash flows resulting from tax deductions in excess of compensation cost that had been reflected as operating cash flows be reflected as financing cash flows, which amounted to $1.9 million in 2006.

The compensation cost charged against income for employee share-based compensation programs during 2006 is as follows:

(In thousands)	2006
Non-qualified share options	$3,558
Employee stock purchase options	1,387
Performance shares	1,011
Performance restricted shares	260
Restricted stock units	56
Other share-based payments	349
Total share-based compensation expense before income taxes	6,621
Income tax benefit	1,989
Net income impact	$4,632

EPS Impact:
Basic	$0.11
Diluted	$0.10

Other share-based payments include unrestricted share awards to employees and restricted stock awards to non-employee directors, who are treated as employees as prescribed by SFAS 123(R). The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expenses in the consolidated statements of earnings. No cost was capitalized during 2006.

Pro forma information regarding net earnings and earnings per share is required by SFAS 123(R), and has been determined as if the Corporation had accounted for its employee non-qualified share options and employee stock purchase plan option grants under the fair value method in prior periods. The Corporation’s pro forma information for the years ended December 31, 2005, and 2004 is as follows:

(In thousands, except per share data)	2005	2004

Net earnings: As reported	$75,280	$65,066
Add: Total share-based employee compensation cost, net of related tax
effects, included in net income as reported	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects	(2,565)	(1,862)
Pro forma	$72,715	$63,204

Net earnings per share:
As reported:
Basic	$1.74	$1.53
Diluted	$1.72	$1.51
Pro forma:
Basic	$1.68	$1.49
Diluted	$1.66	$1.47

1995 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan

Awards under the 1995 Long-Term Incentive Plan (the “1995 LTI Plan”) consisted of three components –performance units (cash), non-qualified stock options, and non-employee director grants. Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were approved for issuance. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2007 to replenish treasury stock for issuances made to satisfy stock option exercises.

Effective May 19, 2005, stockholders approved the 2005 Long-Term Incentive Plan (the “2005 LTI Plan”) (collectively with the 1995 LTI Plan, the “LTI Plans”), which superseded the 1995 LTI Plan. The shares that were registered and not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of December 31, 2006 there were options representing a total of 1.2 million shares outstanding under the 1995 plan.

Awards under the 2005 LTI Plan consist of six components – performance units (cash), non-qualified stock options, performance shares, performance restricted shares, restricted stock, and restricted stock units. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2007 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

Under the LTI Plans, the Corporation awarded performance units of 8.5 million, 8.0 million, and 6.3 million in 2006, 2005, and 2004, respectively, to certain key employees. The performance units are denominated in dollars and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $7.7 million, $5.3 million, and $4.3 million in 2006, 2005, and 2004, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the LTI Plans, the Corporation grants non-qualified stock options to key employees in the fourth quarter of each year. Stock options granted under the LTI Plans expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

Under the 2005 LTI Plan, the Corporation granted performance shares, performance restricted shares, restricted stock, and restricted stock units to certain of the Corporation’s key executives, which are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance shares were granted to certain officers of the Corporation in the fourth quarter of 2006 and 2005 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The performance restricted shares were granted to certain key employees in the first quarter of 2006 and were contingent upon the satisfaction of performance objectives keyed to achieving certain operating income statistics in 2006. For those objectives that were satisfied, the performance restricted shares are restricted for an additional two years. The Corporation granted restricted stock units to two key executives in September 2006 and restricted stock to certain key executives in November 2006, which, under the terms of the agreements, will vest in 2016 and 2009, respectively.

In May 2003, the Corporation’s Board of Directors and stockholders approved an amendment to the 1995 LTI Plan to authorize non-employee directors to participate in the plan. The amendment provided that each non-employee director could receive the equivalent of $15,000 of the Corporation’s Common stock per year. The Board of Directors approved and issued stock grants of 554 shares and 536 shares in 2005 and 2004, respectively, of the Corporation’s Common stock to each of the eight non-employee directors. The stock grants were valued at $15,000 based on the market price of the Corporation’s Common stock on the grant date and were expensed at the time of issuance.

As of December 31, 2006, there are 3.8 million remaining allowable shares for issuance under the 2005 LTI Plan.

Non-Qualified Share Options

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

	2006	2005	2004
Risk-free rate	4.59%	4.52%	3.89%
Expected volatility	22.15%	23.21%	31.37%
Expected dividends	0.65%	0.86%	0.64%
Expected term (in years)	7	7	7
Weighted-average grant-date fair value of options	$12.08	$9.06	$10.72

A summary of employee stock option activity under the 2005 and 1995 LTI Plans is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual Term	Value
	(000’s)	Exercise Price	in Years	(000’s)
Outstanding at December 31, 2005	1,916	$18.21
Granted	381	36.73
Exercised	(315)	12.82
Forfeited	(33)	24.06
Outstanding at December 31, 2006	1,949	$22.60	7.1	$28,229
Exercisable at December 31, 2006	1,249	$16.92	5.8	$25,171

The total intrinsic value of stock options exercised during 2006, 2005, and 2004 was $6.4 million, $8.2 million, and $9.6 million, respectively. The table above represents the Corporation’s estimate of options fully vested and/or expected to vest as expected forfeitures are not material to the Corporation, and therefore are not reflected in the table above.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was, in-substance, multiple awards. During 2006, compensation cost associated with non-qualified stock options of $3.6 million was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of December 31, 2006, there was approximately $4.6 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years.

Cash received from option exercises during 2006, 2005, and 2004 was $4.1 million, $4.7 million, and $6.1 million, respectively. The total tax benefit generated from options granted prior to December 31, 2006, which were exercised during 2006, 2005, and 2004 was $2.4 million, $3.2 million and $3.5 million, respectively. During 2006, tax benefits received on exercised options which were subject to expenditure under SFAS 123(R) have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expenditure have been credited to additional paid in capital. All of the 2005 and 2004 tax benefits were credited to additional paid in capital.

Performance Shares, Performance Restricted Shares, Restricted Stock, and Restricted Stock Units

Since 2005, the Corporation granted performance shares and performance restricted shares to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various departmental and company-wide performance goals, including net income targets against budget and as a percentage of sales against a peer group and operating income as a percentage of sales against budget. The nonvested shares are subject to forfeiture if employment is terminated other than due to death, disability, or retirement, and the shares are nontransferable while subject to forfeiture. Restricted stock and restricted stock units have also been granted to key executives during 2006. The nonvested restricted stock and restricted stock units are subject to forfeiture if employment is terminated other than due to death or disability, and the units are nontransferable while subject to forfeiture. A summary of the Corporation’s nonvested performance share, performance restricted share, restricted stock, and restricted stock unit activity for 2006 is as follows:

			Weighted-Average
	Shares/	Weighted-	Remaining	Aggregate
	Units	Average	Contractual Term	Intrinsic Value
	(000’s)	Fair Value	in Years	(000’s)
Nonvested at December 31, 2005	217	$27.92
Granted	266	33.66
Vested	–	–
Forfeited	(35)	29.35
Nonvested at December 31, 2006	448	$31.21	3.7	$16,602
Expected to vest at December 31, 2006	290	$31.52	4.3	$10,759

The grant-date fair values of performance shares and performance restricted shares are based on the market price of the stock on the date of grant, and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that 50% of the performance shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. In the fourth quarter of 2006, it was determined that 27,000 performance restricted shares would eventually vest, and, therefore, the Corporation expensed $0.3 million associated for such change in forfeiture estimate for 2006. These shares will remain under restriction for the next two years, and, as such, the Corporation will have additional compensation expense associated with these grants. The grant date fair values of the restricted stock and restricted stock units are based on the market price of the stock at the date of grant. The restricted stock and restricted stock units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. As of December 31, 2006, there was $7.9 million of unrecognized compensation cost related to nonvested performance shares, performance restricted shares, restricted stock, and restricted stock units, which is expected to be recognized over a period of 4.3 years.

Employee Stock Purchase Plan

The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2006, 195,536 shares were purchased under the ESPP. As of December 31, 2006, there were 1.6 million shares available for future offerings and the Corporation has withheld $2.5 million from employees, the equivalent of 93,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.1 million of tax benefit associated with disqualifying dispositions during 2006, all of which was credited to additional paid in capital.

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

	2006	2005	2004
Risk-free interest rate	4.82%	2.86%	1.33%
Expected volatility	23.25%	30.98%	23.99%
Expected dividend yield	0.42%	0.33%	0.35%
Weighted-average option life (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$6.52	$6.68	$5.61

1996 Stock Plan for Non-Employee Directors and 2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2006, the value of the award granted in the first quarter was $50,000. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time restricted stock award, which during 2006 was valued at $25,000 and awarded in the second quarter. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2006, the Corporation awarded 15,320 shares of restricted stock under the 2005 Stock Plan, of which 9,100 shares have been deferred by certain directors.

The 1996 Stock Plan for Non-Employee Directors (“1996 Stock Plan”), approved by the stockholders in 1996, authorized the grant of restricted stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Pursuant to the terms of the 1996 Stock Plan, non-employee directors received an initial restricted stock grant of 7,224 shares in 1996, which became unrestricted in 2001. Additionally, on the fifth anniversary of the initial grant, those non-employee directors who remained a non-employee director received an additional restricted stock grant equal to the product of increasing $13,300 at an annual rate of 2.96%, compounded monthly from the effective date of the 1996 Stock Plan. In 2001, the amount per director was calculated to be $15,419, representing a total additional grant of 3,110 restricted shares. The cost of the restricted stock awards is being amortized over the five-year restriction period from the date of grant. Prior to the effective date of the 2005 Stock Plan, newly elected non-employee directors received similar compensation under the terms of the 1996 Stock Plan upon their election to the Board.

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 62,988 shares, at an average price of $20.38 as of December 31, 2006. During 2006, the Corporation issued 7,519 shares in compensation pursuant to such elections.

13. ENVIRONMENTAL COSTS

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2006. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. Costs for operating and maintaining this site totaled $0.7 million in 2006, $0.8 million in 2005, and $1.5 million in 2004, all of which have been charged against the previously established reserve. The Corporation increased the remediation reserve by $0.3 million, $0.2 million, and $0.3 million in 2006, 2005, and 2004, respectively, based upon revised operating projections. The reserve balance as of December 31, 2006, was $6.0 million. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement.

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

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey, property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. Costs for operating and maintaining this site totaled $0.7 million in 2006 and $0.4 million in 2005. During 2006, the Corporation increased the remediation reserve by $0.7 million based upon revised operating projections. As of December 31, 2006, the reserve balance was $1.1 million.

In the fourth quarter of 2004, the Corporation increased the remediation reserve related to the Caldwell Trucking landfill superfund site by $4.4 million. The increase related to the estimated groundwater remediation for this site, which could span over 30 years. During 2006, the Corporation increased the remediation reserve by $0.6 million based upon revised operating projections. Through 2006, the majority of the costs for this site have been for the soil remediation.

In 2003, the Corporation responded to a U.S. EPA Request For Information concerning the Lower Passaic River site. The Corporation subsequently joined a cooperating parties group to share costs relating to the site and in 2004 signed an agreement with the other group members providing for an EPA study of the site. In 2006, the Corporation withdrew from the cooperating parties group after determining that its operations did not contribute materially to the conditions of the Lower Passaic River site.

The Corporation maintains several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of one operating facility. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has obligations for additional environmental remediation costs at this facility, which are ongoing. As of December 31, 2006, the balance in this reserve is $10.7 million. The Corporation obtained partial environmental insurance coverage specifically for this facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown.

The Corporation’s aggregate environmental obligation at December 31, 2006 was $23.7 million compared to $25.3 million at December 31, 2005. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2006 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2006, the undiscounted cash flows associated with the discounted reserves were $9.5 million and are anticipated to be paid over the next 30 years.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains nine separate and distinct pension and other postretirement benefit plans, consisting of six domestic pension and other postretirement benefit plans and three separate foreign pension plans. The Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the “Curtiss-Wright Plans”). As a result of the acquisition of EMD in 2002, the Corporation obtained three unfunded pension and postretirement benefit plans (the “EMD Plans”), similar in nature to those listed above. The unfunded status of the acquired EMD Plans was recorded as a liability at the date of acquisition. During 2003, the funds associated with the qualified pension plans of both the Curtiss-Wright Plans and EMD Plans were placed under a master trust fund, from which the Corporation directs the investment strategy for both plans.

The foreign plans consist of two defined benefit pension plans in the United Kingdom and one plan in Canada as further described below.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“the Plans”), with the offsetting adjustment recorded to Accumulated Other Comprehensive Income, net of tax. The financial statements and accompanying disclosures reflect the initial recognition of the funded status as of December 31, 2006, and include additional disclosures required by the statement. The following table is a summary of the effects of the transition to FAS 158:

Incremental Effect of Applying FAS 158
on Individual Line Items in the Statement of Financial Position
as of December 31, 2006

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158

Prepaid pension costs	$71,115	$21,147	$92,262
Total assets	1,571,009	21,147	1,592,156
Other current liabilities	19,606	2,281	21,887
Accrued pension & other postretirement benefit costs	75,862	(4,856)	71,006
Deferred income taxes	48,019	9,036	57,055
Accumulated other comprehensive income	41,120	14,686	55,806
Total stockholders' equity	747,388	14,686	762,074

Domestic Plans

The Curtiss-Wright Plans

The Corporation maintains a non-contributory defined benefit pension plan covering substantially all employees other than those employees covered by the EMD Pension Plan described below. The Curtiss-Wright Retirement Plan (the “CW Pension Plan”) formula for non-union employees is based on years of credited service and the five highest consecutive years’ compensation during the last ten years of service and a “cash balance” benefit. Union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate. Employees become participants under the CW Pension Plan after one year of service and are vested after five years of service. At December 31, 2006, the Corporation had prepaid pension costs of $92.3 million, including the impact of FAS 158. At December 31, 2005, the Corporation had prepaid pension costs of $76.0 million. Due to the funded status, the Corporation does not expect to contribute funds to the CW Pension Plan in 2007.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $1.9 million as of December 31, 2006 including the impact of FAS 158. At December 31, 2005, the Corporation had an accrued liability of $0.7 million. The Corporation’s contributions to the CW Restoration Plan are not expected to be material in 2007.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. As of December 31, 2006, the Corporation had an accrued postretirement benefit liability of $0.8 million including the impact of FAS 158. At December 31, 2005, the accrued liability was $1.0 million. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2007.

The EMD Plans

The Corporation maintains the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (the “EMD Pension Plan”), a qualified contributory defined benefit pension plan that covers all Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Pension Plan covers both union and non-union employees and is designed to satisfy the requirements of relevant collective bargaining agreements. Employee contributions are withheld each pay period and are equal to 1.5% of salary. The benefits under the EMD Pension Plan are based on years of service and compensation. At December 31, 2006 the Corporation had an accrued pension liability of $32.9 million, including the impact of FAS 158. At December 31, 2005, the accrued liability for the EMD Pension Plan was $30.5 million. The Corporation expects to contribute $3.2 million, the estimated minimum required amount, to the EMD Pension Plan in 2007.

Contributions are expected to decrease in 2007 due to the anticipated merger of the CW and EMD Pension Plans. The plan amendment was executed in February 2007 with an effective date retroactive to January 1, 2007. The merger has no effect on the level of plan benefits provided to participants or the management of plan assets since the funds for both plans were historically managed under one master trust.

The Corporation maintains the Curtiss-Wright Electro-Mechanical Corporation Non-Qualified Plan (the “EMD Supplemental Plan”), a non-qualified, non-contributory, non-funded supplemental retirement plan for eligible EMD key executives. The EMD Supplemental Plan provides for periodic payments upon retirement that are based on total compensation (including amounts in excess of qualified plan limits) and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. At December 31, 2006, the Corporation had an accrued pension liability of $2.6 million, including the impact of FAS 158. At December 31, 2005, the accrued liability for the EMD Supplemental Plan was $2.5 million. The Corporation’s contributions to the EMD Supplemental Plan are not expected to be material in 2007.

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. The Corporation had an accrued postretirement benefit liability at December 31, 2006 of $28.8 million, including the impact of FAS 158. At December 31, 2005, the accrued liability of the EMD Retirement Plan was $39.5 million. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2006 and 2005, the discounted receivable included in other assets was $4.5 million and $4.9 million, respectively. The Corporation expects to contribute $2.0 million to the EMD Retirement Plan during 2007.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2006, the Corporation had an accrued pension liability of $0.2 million (including the impact of FAS 158), while at December 31, 2005 the Corporation had a prepaid asset of $0.2 million. The Corporation’s contributions to the Indal Plan are not expected to be material in 2007.

Metal Improvement Company – Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 6% of their pensionable salary and the Corporation funds the balance of the cost to provide benefits. Members are eligible for early retirement with reduced benefits. The plan provides for early retirement at reduced benefits, and is closed to new entrants. As of December 31, 2006, the Corporation had an accrued pension liability of $4.7 million, including the impact of FAS 158. At December 31, 2005, the accrued liability was $0.3 million. The Corporation’s contributions to the MIC Plan are expected to be approximately $1.5 million in 2007.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits, and is closed to new entrants. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2006, the Corporation had an accrued pension liability of $1.4 million, including the impact of FAS 158. At December 31, 2005, the accrued liability for the plan was $0.3 million. The Corporation’s contributions to the P&G Plan are expected to be approximately $1.1 million in 2007.

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described above. The postretirement benefits information includes the domestic CW and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
(In thousands)	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$305,599	$283,234	$30,680	$38,320
Service cost	19,408	16,251	530	569
Interest cost	17,714	17,545	1,645	1,816
Plan participants' contributions	1,595	1,564	340	189
Amendments	2,086	343	–	–
Actuarial loss (gain)	(108)	9,464	(1,591)	(8,330)
Benefits paid	(23,069)	(20,669)	(1,972)	(1,884)
Settlements	(1,301)	–	–	–
Special termination benefits	723	–	–	–
Currency translation adjustments	3,181	(2,133)	–	–
Benefit obligation at end of year	325,828	305,599	29,632	30,680

Change in plan assets:
Fair value of plan assets at beginning of year	352,239	314,430	–	–
Actual return on plan assets	32,211	45,584	–	–
Employer contribution	9,632	12,787	1,632	1,695
Plan participants' contribution	1,595	1,564	340	189
Benefits paid	(23,069)	(20,669)	(1,972)	(1,884)
Settlements	(1,301)	–	–	–
Currency translation adjustments	2,371	(1,457)	–	–
Fair value of plan assets at end of year	373,678	352,239	–	–

Funded status	47,850	46,640	(29,632)	(30,680)

Amounts recognized in the statement of financial
position consist of:
Noncurrent assets	92,262	76,202	–	–
Current liabilities	(157)	–	(2,124)	–
Noncurrent liabilities	(43,494)	(34,283)	(27,508)	(40,509)
Net amount recognized in statement of financial
position:	$48,611	$41,919	$(29,632)	$(40,509)

Amounts recognized in accumulated other financial
comprehensive income consist of:
Net actuarial loss (gain)	(13,431)	N/A	(10,877)	N/A
Prior service cost (credit)	3,366	N/A	–	N/A
Net amount recognized in accumulated OCI	$(10,065)	N/A	$(10,877)	N/A

Amounts in AOCI expected to be recognized
in net periodic cost in the coming year:
Loss (gain) recognition	421	N/A	(522)	N/A
Prior service cost recognition	452	N/A	–	N/A

Accumulated benefit obligation	$283,005	$270,594	N/A	N/A

Information for pension plans with an accumulated
benefit obligation in excess of plan assets
Projected benefit obligation	171,824	159,789	N/A	N/A
Accumulated benefit obligation	155,457	143,227	N/A	N/A
Fair value of plan assets	129,132	114,348	N/A	N/A

Weighted-average assumptions in determination of
benefit obligation:
Discount rate	5.91%	5.70%	5.99%	5.74%
Rate of compensation increase	4.00%	3.54%	N/A	N/A

Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	11.50%	13.00%
Ultimate rate reached in 2010	N/A	N/A	5.50%	5.50%
Measurement date	September 30	October 31	September 30	October 31

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense:
(In thousands)	2006	2005	2004
Service cost	$19,408	$16,251	$14,419
Interest cost	17,714	17,573	15,755
Expected return on plan assets	(26,581)	(25,637)	(25,089)
Amortization of prior service cost	452	151	112
Amortization of transition obligation	(4)	(4)	(4)
Recognized net actuarial loss	510	406	33
Cost of settlement	832	-	257
Special termination benefits	723	-	-
Net periodic benefit expense	$13,054	$8,740	$5,483

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.70%	5.98%	6.12%
Expected return on plan assets	8.45%	8.46%	8.49%
Rate of compensation increase	3.54%	3.51%	3.37%

The “Cost of settlement” and “Special termination benefits” indicated above represent events that are accounted for under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (“FAS 88”). The settlement charge is resulting from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout. As a result of this single lump sum payout, special settlement requirements under FAS 88 have been triggered. The special termination benefits charge resulted from benefits offered for a limited period of time to certain employees in the Motion Control segment who were subject to a reduction in workforce with the Corporation during 2006. Consistent with the requirements of FAS 88, this liability is to be recognized when the employees accept the offer and the amount can be reasonably estimated.

The following table details the components of net periodic expense for the CW and EMD Retirement Plans:

(In thousands)	2006	2005	2004
Service cost	$530	$569	$789
Interest cost	1,645	1,816	2,395
Recognized net actuarial gain	(533)	(397)	(73)
Net periodic benefit expense	$1,642	$1,988	$3,111

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.74%	5.98%	6.24%
Health care cost trends:
Current year rate	13.00%	9.70%	11.40%
Ultimate rate reached in 2010, 2010, and 2007, respectively	5.50%	5.50%	6.16%

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$344	$(275)
Postretirement benefit obligation	$3,806	$(3,149)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

			EMD
	Pension	Postretirement	Subsidy
(In thousands)	Plans	Plans	Receipts	Total
2007	$19,180	$2,275	$ (108)	$21,347
2008	19,500	2,317	(113)	21,704
2009	19,898	2,248	(118)	22,028
2010	20,066	2,314	(125)	22,255
2011	20,639	2,337	(131)	22,845
2012 - 2016	114,864	11,522	(759)	125,627

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

	As of December 31,		Target	Expected
Asset class	2006	2005	Exposure	Range
Domestic equities	52%	54%	50%	40% - 60%
International equities	20%	15%	15%	10% - 20%
Total equity	72%	69%	65%	55% - 75%
Fixed income	28%	31%	35%	25% - 45%
Cash	0%	0%	0%	0% - 10%

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

The long-term investment objective of the domestic retirement plans is to achieve a total rate of return, net of fees, which exceeds the actuarial overall expected return on assets assumption of 8.5% used for funding purposes and which provides an appropriate premium over inflation. The intermediate-term objective of the domestic retirement plans, defined as three to five years, is to outperform each of the capital markets in which assets are invested, net of fees. During periods of extreme market volatility, preservation of capital takes a higher precedence than outperforming the capital markets.

The overall expected return on assets assumption used in the calculation of annual net periodic benefit cost is based on a combination of the historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, includes the recognition of realized and unrealized gains and losses over a five-year period. Over the last ten years the market-related value of assets had an average annual yield of 10.2%, whereas the actual returns averaged 9.5% during the same period. Given the uncertainties of the current economic and geopolitical landscape, the Corporation considers 8.5% to be a reasonable assumption of future long-term investment returns. While the Corporation takes into account historical performance, its assumptions also consider the forward-looking long-term outlook for the capital markets.

Foreign plan assets represent 6.5% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The foreign plans follow a similar asset allocation strategy, with a weighted expected return on assets assumption of 7.5%.

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $2.8 million, $2.3 million, and $1.5 million in 2006, 2005, and 2004, respectively.

15. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases automobiles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $21.3 million in 2006, $21.9 million in 2005, and $18.5 million in 2004.

At December 31, 2006, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Rental
(In thousands)	Commitment
2007	$16,895
2008	15,152
2009	12,617
2010	9,947
2011	7,503
Thereafter	17,566
Total	$79,680

16. INDUSTRY SEGMENTS

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and electronic controls and sensors mainly for the aerospace and defense industries. Metal Treatment provides various metallurgical services, principally shot peening, coatings, and heat treating. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by the Corporation’s chief operating decision-maker, its Chairman and CEO.

Sales to one customer of the Flow Control segment through which the Corporation is a subcontractor to the U.S. Government were 9% of consolidated revenues in 2006, 10% in 2005, and 13% in 2004. During 2006, 2005, and 2004, the Corporation had no commercial customer representing more than 10% of consolidated revenue.

Consolidated Industry Segment	Flow	Motion	Metal	Segment	Corporate
Information: (In thousands)	Control	Control	Treatment	Total	and Other (1)	Consolidated
Year Ended December 31, 2006:
Revenue from external customers	$548,121	$509,462	$224,572	$1,282,155	$—	$1,282,155
Intersegment revenues	14	1,282	814	2,110	(2,110)	—
Operating income (expense)	60,542	55,242	42,385	158,169	(17,541)	140,628
Depreciation and amortization
expense	18,367	20,298	12,005	50,670	121	50,791
Segment assets	495,000	695,219	222,745	1,412,964	179,192	1,592,156
Capital expenditures	14,017	12,333	12,694	39,044	1,158	40,202
Year Ended December 31, 2005:
Revenue from external customers	$466,546	$465,451	$198,931	$1,130,928	$—	$1,130,928
Intersegment revenues	—	548	545	1,093	(1,093)	„Ÿ
Operating income (expense)	54,509	50,485	34,470	139,464	(1,482)	137,982
Depreciation and amortization
expense	17,307	19,572	10,836	47,715	136	47,851
Segment assets	440,550	653,037	194,279	1,287,866	112,419	1,400,285
Capital expenditures	16,459	12,966	12,919	42,344	100	42,444
Year Ended December 31, 2004:
Revenue from external customers	$388,139	$388,576	$178,324	$955,039	$—	$955,039
Intersegment revenues	—	144	555	699	(699)	„Ÿ
Operating income (expense)	44,451	44,893	28,111	117,455	(7,114)	110,341
Depreciation and amortization
expense	15,884	14,214	10,381	40,479	263	40,742
Segment assets	415,504	576,275	194,706	1,186,485	91,955	1,278,440
Capital expenditures	10,420	10,171	11,728	32,319	133	32,452

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

Reconciliations
For the years ended December 31, (In thousands)	2006	2005	2004
Revenues:
Total segment revenue	$1,282,155	$1,130,928	$955,039
Intersegment revenue	2,110	1,093	699
Elimination of intersegment revenue	(2,110)	(1,093)	(699)
Total consolidated revenues	$1,282,155	$1,130,928	$955,039

Earnings before taxes:
Total segment operating income	$158,169	$139,464	$117,455
Corporate and administrative	(17,541)	(1,482)	(7,114)
Other income, net	(112)	299	443
Interest expense	(22,894)	(19,983)	(12,031)
Total consolidated earnings before tax	$117,622	$118,298	$98,753

Reconciliations
For the years ended December 31, (In thousands)	2006	2005	2004
Assets:
Total assets for reportable segments	$1,412,964	$1,287,866	$1,186,485
Pension assets	92,021	76,002	77,802
Non-segment cash	75,068	24,995	545
Other assets	12,103	11,422	13,608
Total consolidated assets	$1,592,156	$1,400,285	$1,278,440

The following table presents geographical information of the Corporation’s revenues and property, plant, and equipment based on the location of the customer and the assets, respectively:

December 31, (In thousands)	2006		2005		2004
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
Geographic Information:
United States of America	$966,296	$189,331	$864,465	$182,277	$735,356	$181,708
United Kingdom	111,678	60,426	109,659	49,796	92,541	52,568
Canada	48,995	29,055	38,595	26,286	20,675	14,136
Other foreign countries	155,186	17,840	118,209	16,462	106,467	16,831
Consolidated total	$1,282,155	$296,652	$1,130,928	$274,821	$955,039	$265,243

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

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2006, 2005, and 2004, the Corporation had contingent liabilities on outstanding letters of credit of $37.8 million, $32.2 million, and $19.4 million, respectively.

In January of 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003. The Corporation has recorded a $6.5 million reserve related to the lawsuit and intends to appeal the verdict. The Corporation has determined that it is probable that the punitive damages verdict will be reversed on appeal, therefore no reserve has been recorded for that portion.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

18. GAIN ON THE SALE OF REAL ESTATE

On March 17, 2005, the Corporation completed the sale of its Fairfield, New Jersey property, a former operating property, for $10.5 million. The property encompasses approximately 39 acres and was formerly an operating facility for the Corporation's Motion Control segment now located in Shelby, North Carolina. As a result of the sale, the Corporation recognized a pre-tax gain of $2.8 million in the first quarter of 2005, which is recorded in operating income in the Corporation’s Consolidated Statements of Earnings.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth
2006
Net sales	$282,552	$309,635	$311,801	$378,167
Gross profit	92,061	105,553	106,018	127,447
Net earnings	12,278	21,092	20,356	26,843
Earnings per share:
Basic earnings per share	$0.28	$0.48	$0.46	$0.61
Diluted earnings per share	0.28	0.48	0.46	0.60
Dividends per share	0.06	0.06	0.06	0.06

2005
Net sales	$258,487	$283,193	$271,355	$317,893
Gross profit	85,769	100,299	93,515	110,929
Net earnings	14,523	17,934	17,519	25,304
Earnings per share:
Basic earnings per share	$0.34	$0.41	$0.40	$0.58
Diluted earnings per share	0.33	0.41	0.40	0.58
Dividends per share	0.05	0.05	0.05	0.06

See notes to the consolidated financial statements for additional financial information.

Report of the Corporation

The consolidated financial statements appearing in Item 8 of this Form 10-K have been prepared by the Corporation in conformity with accounting principles generally accepted in the United States of America. The financial statements necessarily include some amounts that are based on the best estimates and judgments of the Corporation. Other financial information in the Annual Report on Form 10-K is consistent with that in the financial statements.

The Corporation maintains accounting systems, procedures, and internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with the appropriate corporate authorization and are properly recorded. The accounting systems and internal accounting controls are augmented by written policies and procedures; organizational structure providing for a division of responsibilities; selection and training of qualified personnel; and an internal audit program. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures. Management of the Corporation has completed an assessment of the Corporation’s internal controls over financial reporting and has included “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9A of this Form 10-K.

Deloitte & Touche LLP, independent auditors, performed an audit of the Corporation’s financial statements that also included forming an opinion on management’s assessment of internal controls over financial reporting as well as the effectiveness of such controls for the year ended December 31, 2006. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the presentation of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, on management’s assessment of the effectiveness of internal controls over financial reporting, and on the effectiveness of internal controls over financial reporting as of December 31, 2006.

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
Roseland, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment. Also as discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Roseland, New Jersey

We have audited management's assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Curtiss-Wright Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment on January 1, 2006 and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) as of December 31, 2006.

s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2006, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management believes that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 4, 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)				Financial Statements and Footnotes	Page

	1	.		The following are documents filed as part of this report in Part II, Item 8:
				Consolidated Statement of Earnings	46
				Consolidated Balance Sheet	47
				Consolidated Statement of Cash Flows	48
				Consolidated Statement of Shareholders’ Equity	49
				Notes to Consolidated Financial Statements	50

	2	.		Financial Statement Schedule
				Schedule II—Valuation and Qualifying Accounts	92

				All other financial statement schedules have been omitted because they are either not
				required, not applicable or the required information is shown in the Consolidated Financial
				Statements or Notes thereto.

(b)				Exhibits

			2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and
				between the Registrant and CW Merger Sub, Inc. (incorporated by reference to Exhibit
				2.1 to Form 8-K filed February 3, 2005).

			3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Form 8-
				A/A filed May 24, 2005).

			3.2	Amended and Restated By-Laws (incorporated by reference to Form 8-A/A filed May 24,
				2005).

			3.3	Form of stock certificate for Common Stock (incorporated by reference to Form 8-A/A
				filed May 24,2005).

			4.1	Agreement to furnish to the Commission upon request a copy of any long-term debt
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
Registrant and the executive officers of the Registrant ( incorporated by reference to
Exhibit 10.3 to Form 10-K for the year ended December 31, 2005).*

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
Amendment No. 1, as amended through February 28, 2002 (incorporated by reference to
Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001), and Instrument of
Amendment No. 2 (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2004).*

10.7	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated
February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001).*

10.8	Curtiss-Wright Electro-Mechanical Corporation Retirement Plan, dated October 29, 2002
(incorporated by reference to Exhibit (10)(vii) to Form 10-K for the year ended December
31, 2002).*

10.9	Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2004
(incorporated by reference to Exhibit (10)(xviii) to Form 10-K for the year ended
December 31, 2003).*

10.1	Instruments of Amendment Nos. 2 through 5 to the Curtiss-Wright Corporation
Retirement Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2005).*

10.11	Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical
Corporation Retirement Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005).*

10.12	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings and
Investment Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005).*

10.13	Instrument of Amendment No. 1 to the Curtiss-Wright Electro-Mechanical Corporation
Savings Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2005).*

10.14	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.15	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan,
as amended November 2006 (filed herewith).*

10.16	Change In Control Severance Protection Agreement, dated July 9, 2001, between the
Registrant and Chief Executive Officer of the Registrant (incorporated by reference to
Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.17	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.18	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank,
National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.19	Consulting Agreement, dated March 1, 2006, between the Registrant and George J.
Yohrling (incorporated by reference to Exhibit 10 to Form 10-K for the year ended
December 31, 2005).*

10.2	Consulting Agreement, dated June 18, 2002, between the Registrant and Gerald Nachman
(incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30,
2002).*

10.21	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.22	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed
October 3, 2003).

10.23	Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to
Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.24	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed
December 5, 2005).

10.25	Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to
Exhibit 10.2 to Form 8-K filed December 5, 2005).

10.26	2006 Modified Incentive Compensation Plan (incorporated by reference to Appendix B to
Company’s 2006 Definitive Proxy Statement on Schedule 14A filed March 29, 2006). *

10.27	Instruments of Amendment Nos. 6 and 7 to the Curtiss-Wright Corporation Retirement
Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December
31, 2005). *

10.28	Instruments of Amendment Nos. 3 through 6 to the Curtiss-Wright Electro-Mechanical
Corporation Retirement Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.29	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Corporation Savings and
Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended
December 31, 2005). *

10.3	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Electro-Mechanical
Corporation Savings Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.31	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11,
2006). *

10.32	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16,
2006). *

10.33	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Retirement Plan,
as amended and restated effective January 1, 2001 (filed herewith).*

10.34	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Retirement Plan,
as amended and restated effective January 1, 2001 (filed herewith).*

10.35	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Retirement Plan,
as amended and restated effective January 1, 2001 (filed herewith).*

10.36	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Retirement Plan,
as amended and restated effective January 1, 2001 (filed herewith).*

10.37	Instrument of Amendment No. 7 to the Curtiss-Wright Electro-Mechanical Division
Pension Plan (filed herewith).*

10.38	Instrument of Amendment No. 8 to the Curtiss-Wright Electro-Mechanical Division
Pension Plan (filed herewith).*

18	Deloitte & Touche LLP letter dated February 26, 2007 re: Change in Accounting
Principle (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a)
(filed herewith)

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a)
(filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief
Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

_________________
*Indicates contract or compensatory plan or arrangement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2006, 2005, and 2004
(In thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts		Deductions		End of
Description	of Period	Expenses	(Describe)		(Describe)		Period

Deducted from assets to which they apply:

Year-ended December 31, 2006
Reserves for inventory obsolescence	$25,377	$5,657	$338	(A)	$5,220	(B)	$26,152
Reserves for doubtful accounts and
notes	5,453	1,269	179	(A)	1,512	(C)	5,389
Total	$30,830	$6,926	$517		$6,732		$31,541

Year-ended December 31, 2005
Reserves for inventory obsolescence	$26,276	$3,700	$772	(A)	$5,371	(B)	$25,377
Reserves for doubtful accounts and
notes	4,012	1,161	1,019	(A)	739	(C)	5,453
Total	$30,288	$4,861	$1,791		$6,110		$30,830

Year-ended December 31, 2004
Reserves for inventory obsolescence	$22,278	$4,212	$6,539	(A)	$6,753	(B)	$26,276
Reserves for doubtful accounts and
notes	3,449	802	368	(A)	607	(C)	4,012
Total	$25,727	$5,014	$6,907		$7,360		$30,288

Notes:
(A)	Primarily amounts acquired from business combinations and currency translation adjustments.
(B)	Write-off and sale of obsolete inventory.
(C)	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:	February 23, 2007	By: /s/ Martin R. Benante
Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 23, 2007	By: /s/ Glenn E. Tynan
Glenn E. Tynan
Chief Financial Officer

Date:	February 23, 2007	By: /s/ Kevin McClurg
Kevin McClurg
Controller

Date:	February 23, 2007	By: /s/ Martin R. Benante
Martin R. Benante
Director

Date:	February 23, 2007	By: /s/ James B. Busey IV
James B. Busey IV
Director

Date:	February 23, 2007	By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:	February 23, 2007	By: /s/ Carl G. Miller
Carl G. Miller
Director

Date:	February 23, 2007	By: /s/ William B. Mitchell
William B. Mitchell
Director

Date:	February 23, 2007	By: /s/ John R. Myers
John R. Myers
Director

Date:	February 23, 2007	By: /s/ William W. Sihler
William W. Sihler
Director

Date:	February 23, 2007	By: /s/ Albert E. Smith
Albert E. Smith
Director