Form 10-Q
period 2007-03-31
CURTISS WRIGHT CORP
filed 2007-05-10
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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

Common Stock, par value $1.00 per share: 44,292.536 shares (as of April 30, 2007).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Earnings	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Cash Flows	5

	Consolidated Statements of Stockholders’ Equity	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 5	Other Information	23

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,

	2007	2006

Net sales	$332,609	$282,552
Cost of sales	221,222	190,491
Gross profit	111,387	92,061

Research and development expenses	11,339	9,971
Selling expenses	20,272	18,342
General and administrative expenses	44,472	39,367
Environmental remediation and administrative expenses (recoveries), net	162	(238)
Operating income	35,142	24,619

Other income, net	884	304
Interest expense	(5,500)	(5,434)

Earnings before income taxes	30,526	19,489
Provision for income taxes	11,023	7,211

Net earnings	$19,503	$12,278

Basic earnings per share	$0.44	$0.28
Diluted earnings per share	$0.44	$0.28

Dividends per share	$0.06	$0.06

Weighted average shares outstanding:
Basic	44,150	43,636
Diluted	44,720	44,134

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$100,580	$124,517
Receivables, net	291,454	284,774
Inventories, net	176,635	161,528
Deferred tax assets, net	24,696	32,485
Other current assets	22,295	19,341
Total current assets	615,660	622,645
Property, plant and equipment, net	298,720	296,652
Prepaid pension costs	60,031	92,262
Goodwill	414,964	411,101
Other intangible assets, net	154,734	158,080
Other assets	11,667	11,416
Total Assets	$1,555,776	$1,592,156

Liabilities
Current Liabilities:
Short-term debt	$892	$5,874
Accounts payable	90,973	96,023
Dividends payable	2,661	-
Accrued expenses	67,139	81,532
Income taxes payable	14,187	23,003
Deferred revenue	62,253	57,305
Other current liabilities	28,143	28,388
Total current liabilities	266,248	292,125
Long-term debt	358,996	359,000
Deferred tax liabilities, net	52,670	57,055
Accrued pension and other postretirement benefit costs	40,081	71,006
Long-term portion of environmental reserves	21,023	21,220
Other liabilities	29,990	29,676
Total Liabilities	769,008	830,082
Contingencies and Commitments (Note 9)

Stockholders' Equity
Common stock, $1 par value	47,626	47,533
Additional paid-in capital	72,956	69,887
Retained earnings	732,648	716,030
Accumulated other comprehensive income	56,872	55,806
	910,102	889,256
Less: Cost of treasury stock	(123,334)	(127,182)
Total Stockholders' Equity	786,768	762,074
Total Liabilities and Stockholders' Equity	$1,555,776	$1,592,156

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$19,503	$12,278
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	13,463	12,134
Loss on sale of fixed assets	111	25
Deferred income taxes	(1,620)	(20)
Share-based compensation	2,381	1,470
Change in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(3,490)	(9,893)
Increase in inventories	(13,227)	(16,863)
Decrease in progress payments	(3,706)	(7,127)
Decrease in accounts payable and accrued expenses	(19,891)	(25,517)
Increase in deferred revenue	4,948	3,146
(Decrease) in income taxes payable	(1,133)	(5,455)
Decrease in net pension and postretirement assets	1,128	2,813
Increase in other assets	(3,400)	(856)
(Decrease) in other liabilities	(2,765)	(370)
Total adjustments	(27,201)	(46,513)
Net cash used for operating activities	(7,698)	(34,235)
Cash flows from investing activities:
Proceeds from sales of operating assets	108	297
Acquisitions of intangible assets	(234)	(390)
Additions to property, plant and equipment	(12,069)	(7,686)
Net cash paid for acquisitions	(3,795)	(1,405)
Net cash used for investing activities	(15,990)	(9,184)
Cash flows from financing activities:
Proceeds from revolving credit agreement	-	54,000
Principal payments on debt	(5,015)	(35,504)
Proceeds from exercise of stock options	3,817	4,356
Excess tax benefits from share-based compensation	691	1,130
Net cash (used)/provided by financing activities	(507)	23,982
Effect of foreign currency	258	144
Net (decrease) in cash and cash equivalents	(23,937)	(19,293)
Cash and cash equivalents at beginning of period	124,517	59,021
Cash and cash equivalents at end of period	$100,580	$39,728

Supplemental disclosure of investing activities:
Net cash paid for acquisitions	$3,795	$1,405

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2005	$25,493	$59,794	$667,892	$20,655	$(135,614)

Net earnings	-	-	80,569	-	-
Minimum pension liability adjustment, net	-	-	-	(1,750)	-
Translation adjustments, net	-	-	-	22,215	-
Adjustment for initial application of FAS 158, net	-	-	-	14,686	-
Dividends paid	-	-	(10,538)	-	-
Stock options exercised, net	-	(1,521)	-	-	8,021
Stock issued under employee stock purchase plan, net	147	4,483	-	-	-
Two-for-one common stock split effected in the form of a 100% stock dividend	21,893	-	(21,893)	-	-
Share based compensation	-	6,480	-	-	141
Other	-	651	-	-	270
December 31, 2006	47,533	69,887	716,030	55,806	(127,182)

Net earnings	-	-	19,503	-	-
Translation adjustments, net	-	-		1,249	-
Defined benefit pension and post retirement plans	-	-	-	(183)	-
Dividends declared	-	-	(2,661)	-	-
Stock options exercised, net	-	(1,385)	-	-	3,548
Stock issued under employee stock purchase plan, net	93	2,373	-	-	-
Share based compensation	-	2,269	-	-	112
Adjustment for initial application of FIN 48	-	-	(224)	-	-
Other	-	(188)	-	-	188
March 31, 2007	$47,626	$72,956	$732,648	$56,872	$(123,334)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil and gas processing, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 35 manufacturing facilities, 59 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2006 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

IMPLEMENTATION OF FIN 48

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, the Corporation made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of this review, the Corporation recognized additional liabilities totaling $0.2 million through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Corporation’s uncertain tax positions is a liability of $2.9 million. The liability for uncertain tax positions is carried in income tax payable and other liabilities in the consolidated financial statements as of March 31, 2007, of which $2.8 million is reported as long-term.

If the Corporation’s positions are sustained by the taxing authority in favor of the Corporation, approximately $1.1 million would be treated as a reduction of goodwill, and the balance of $1.8 million would reduce the Corporation’s effective tax rate. The Corporation does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation recognizes accrued interest expense and penalties related to uncertain tax positions in interest expense and general and administrative expense. As of January 1, 2007, the Corporation had accrued approximately $0.4 million for the payment of tax-related interest and penalties.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Corporation’s federal income tax returns are open for 2003 through 2006 tax years. The Corporation files in numerous state and foreign jurisdictions with varying statutes of limitation. The state and foreign returns are open from 2002 through 2006 depending upon each taxing jurisdiction’s statute of limitation. The Corporation is currently under audit in Canada for periods 2001, 2002, 2004, and 2005. The Corporation is also under audit in Germany for periods 2002 through 2005. The Corporation believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.

2. RECEIVABLES

Receivables at March 31, 2007 and December 31, 2006 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented. Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	March 31, 2007	December 31, 2006
Billed Receivables:
Trade and other receivables	$212,268	$199,714
Less: Allowance for doubtful accounts	(4,591)	(5,389)
Net billed receivables	207,677	194,325
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	102,410	111,112
Less: Progress payments applied	(18,633)	(20,663)
Net unbilled receivables	83,777	90,449
Receivables, net	$291,454	$284,774

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31, 2007	December 31, 2006
Raw material	$71,124	$67,667
Work-in-process	46,501	43,280
Finished goods and component parts	55,289	58,483
Inventoried costs related to U.S. Government and other long-term contracts	39,736	30,361
Gross inventories	212,650	199,791
Less: Inventory reserves	(25,580)	(26,152)
Progress payments applied, principally related to long-term contracts	(10,435)	(12,111)
Inventories, net	$176,635	$161,528

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

	(In thousands)
	2007	2006
Warranty reserves at January 1,	$9,957	$9,850
Provision for current year sales	869	1,062
Current year claims	(613)	(660)
Change in estimates to pre-existing warranties	(383)	(135)
Foreign currency translation adjustment	29	23
Warranty reserves at March 31,	$9,859	$10,140

5. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

In February 2007, a plan amendment was executed with an effective date of January 1, 2007 merging the Curtiss-Wright Electro-Mechanical Corporation (“EMD”) Pension Plan into the Curtiss-Wright Pension Plan and, hereafter named the Curtiss-Wright Pension Plan. The merger has no effect on the level of plan benefits provided to participants or the management of plan assets since the funds for both plans was historically managed under one master trust. As a result of the merger, the assets and liabilities of the respective plans have been combined in the consolidated balance sheet, resulting in a reclassification of accrued EMD pension liability of $32.9 million to reduce the Curtiss-Wright prepaid pension asset.

The following tables are consolidated disclosures of all domestic and foreign pension plans as described in the Annual Report of Form 10-K. The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension Plans
The components of net periodic pension cost for the three months ended March 31, 2007 and 2006 were:

	(In thousands)
	2007	2006
Service cost	$5,175	$4,672
Interest cost	4,699	4,545
Expected return on plan assets	(7,051)	(6,575)
Amortization of:
Transition (asset)/obligation	-	(1)
Prior service cost	113	66
Unrecognized actuarial loss	105	138
Periodic benefit cost	$3,041	$2,845
FAS 88 recognition	-	267
Net periodic benefit cost	$3,041	$3,112

During the three months ended March 31, 2007, the Corporation made contributions of $1.6 million for the 2006 plan year to the EMD Pension Plan. Contributions to the EMD Pension Plan for the 2006 plan year are expected to be $3.2 million in 2007. In addition, contributions of $0.7 million were made to the Corporation’s foreign benefit plans during the first quarter of 2007. Contributions to the foreign plans are expected to be $2.6 million in 2007.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2007 and 2006 were:

	(In thousands)
	2007	2006
Service cost	$132	$140
Interest cost	428	427
Amortization of unrecognized actuarial (gain)	(133)	(117)
Net periodic postretirement benefit cost	$427	$450

During the three months ended March 31, 2007, the Corporation has paid $0.5 million on the postretirement plans. During 2007, the Corporation anticipates contributing $2.1 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2007	2006
Basic weighted average shares outstanding	44,150	43,636
Dilutive effect of stock options and deferred stock compensation	570	498
Diluted weighted average shares outstanding	44,720	44,134

As of March 31, 2007 and 2006, there were 382,000 and 620,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

7. SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended March 31, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other(1)	Consolidated Totals
Revenue from external customers	$137,693	$131,257	$63,659	$332,609	$-	$332,609
Intersegment revenues	-	553	276	829	(829)	-
Operating income	9,980	13,061	12,970	36,011	(869)	35,142

	(In thousands) Three Months Ended March 31, 2006
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
Revenue from external customers	$121,167	$107,746	$53,639	$282,552	$-	$282,552
Intersegment revenues	-	59	171	230	(230)	-
Operating income	10,866	5,055	9,580	25,501	(882)	24,619

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
March 31, 2007	$514,445	$710,791	$230,534	$1,455,770	$100,006	$1,555,776
December 31, 2006	495,000	695,219	222,745	1,412,964	179,192	1,592,156
(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended
	March 31,
	2007	2006
Total segment operating income	$36,011	$25,501
Corporate and administrative	(869)	(882)
Other income, net	884	304
Interest expense	(5,500)	(5,434)
Earnings before income taxes	$30,526	$19,489

8. COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net earnings	$19,503	$12,278
Equity adjustment from foreign currency translations	1,249	1,454
Defined benefit pension and post-retirement plans	(183)	-
Total comprehensive income	$20,569	$13,732

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities. This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

9. CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the cost to decommission the refurbishment facility, which is planned for 2017, is $3.1 million.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At March 31, 2007, and December 31, 2006 the Corporation had contingent liabilities on outstanding letters of credit of $31.7 million and $37.8 million, respectively.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. SUBSEQUENT EVENT

On May 8, 2007, the Corporation acquired the assets and certain liabilities of Scientech, LLC (“Scientech”). The purchase price of the acquisition, subject to customary adjustments as provided in the Asset Purchase Agreement, was $57.8 million. Management funded the acquisition from the Corporation’s available cash and from the revolving credit facility. Revenues of the purchased business were $46 million for the period ended December 31, 2006. Scientech is a global provider of commercial nuclear power instrumentation, electrical components, specialty hardware, process control systems, and proprietary database solutions aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. Scientech is headquartered in Idaho Falls, ID and has facilities in Huntsville, AL, Dunedin, FL, Berwick, PA, and New Milford , CT. Management intends to incorporate the operations of Scientech into the Flow Control segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIALCONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING INFORMATION
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking" information. Examples of forward-looking information include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative of any of the foregoing or other variations or comparable terminology, or by discussion of strategy. No assurance can be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in (a) Item 1. Financial Statements and (b) Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items, the Corporation's successful execution of internal performance plans; performance issues with key suppliers, subcontractors, and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations; ability of outside third parties to comply with their commitments; adverse labor actions involving key customers or suppliers; product demand and market acceptance risks; the effect of economic conditions and fluctuations in foreign currency exchange rates; the impact of competitive products and pricing; product development, commercialization, and technological difficulties; social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses; unanticipated environmental remediation expenses or claims; capacity and supply constraints or difficulties; an inability to perform customer contracts at anticipated cost levels; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; the factors discussed under the caption “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006; and other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

The Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

COMPANY ORGANIZATION

We are a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial power, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one business sector, and to establish strong positions in profitable niche markets. Approximately 40% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are “incremental” for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic”.

Therefore, for the three months ended March 31, 2007, our organic growth does not include operations related to Allegheny Coatings, Enpro Systems, Ltd., and Swantech as they are considered “incremental”.

Three months ended March 31, 2007

Sales for the first quarter of 2007 totaled $332.6 million, an increase of 18% from sales of $282.6 million for the first quarter of 2006. New orders received for the first quarter of 2007 of $392.7 million were up 1% over the orders of $388.0 million for the first quarter of 2006. The acquisitions made in 2006 contributed $9.7 million in incremental new orders received in the first quarter of 2007. Backlog increased 7.0% to $936.3 million at March 31, 2007 from $875.5 million at December 31, 2006. Approximately 55% of our backlog is from military business.

Sales growth for the first quarter of 2007, as compared to the same period last year, was generated by strong organic growth of 14% driven by our Motion Control and Metal Treatment segments, which experienced organic growth of 22% and 13%, respectively, compared to the prior year period. Our Flow Control segment’s organic sales increased 8% in the first quarter of 2007 as compared to the prior year period. The acquisitions made in 2006 contributed $9.6 million in incremental sales for the quarter ended March 31, 2007 over the comparable period in 2006.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

During the first quarter of 2007, our base businesses experienced organic growth across most of our major markets, led by higher sales to the oil and gas and defense markets of $12.6 million each, while sales to the commercial aerospace increased $8.3 million over the first quarter of 2006. Our growth in the oil and gas market continues to be fueled by our flow control coker valve products which continue to experience increasing customer demand. Our defense market growth came from higher sales to the ground and aerospace defense markets of $9.7 million and $5.9 million, respectively, primarily from increased demand of our motion control products, offset by lower sales to the naval market of $4.0 million, due primarily to the timing of major programs with the U.S. Navy. Higher sales to the commercial aerospace market reflects the overall strength of the market, which has led to increased production requirements from our customers in our Motion Control and Metal Treatment segments as well as content on new programs in our Motion Control segment. Foreign currency translation favorably impacted sales by $5.0 million for the quarter ended March 31, 2007, as compared to the prior year period.

Operating income for the first quarter of 2007 totaled $35.1 million, an increase of 43% from $24.6 million for the same period last year. Our business segments experienced organic operating income growth of 45% in the first quarter of 2007 as compared to the prior year period, driven primarily by our Motion Control segment, which experienced organic operating income growth of 158% due mainly to the higher sales volume noted above and post integration benefits in our embedded computing product group. Our Metal Treatment segment experienced organic operating income growth of 30% while our Flow Control segment’s organic operating income improved 1% over the comparable prior year period. Additionally, our 2006 acquisitions experienced an operating loss of $0.5 million in the first quarter of 2007 due to start-up costs, and ongoing business consolidation costs.

Our overall operating margins improved to 10.6% in the first quarter of 2007, up 190 basis points over the prior year period. The increase in operating margin was mainly due to higher sales volume and its associated impact on fixed cost absorption as well as efficiency improvements in our Motion Control and Metal treatment segments. This improvement was partially offset by lower margins in our Flow Control segment mainly due to unfavorable sales mix, resulting mainly from higher development work, lower naval defense sales, and business consolidation cost. We also experienced double digit growth in research and development and general and administrative expenses. The growth in research and development expenses comes from increased spending on new technologies and applications such as our AP-1000 program and our laser peening technology. General and administrative costs have risen primarily as a result of increased infrastructure costs to support the continued growth of the business. Additionally, foreign exchange translation had a favorable impact of $1.0 million on operating income for the first quarter of 2007, as compared to the prior year period.

Net earnings for the first quarter of 2007 totaled $19.5 million, or $0.44 per diluted share, which represents an increase of 59% as compared to the net earnings for the first quarter of 2006 of $12.3 million, or $0.28 per diluted share. Higher interest rates led to higher interest expense of $0.1 million, net after tax, in the first quarter of 2007 as compared to the first quarter of 2006. The increase in interest expense was due to higher interest rates, mostly offset by lower average outstanding debt. Our effective tax rates decreased to 36% in the first quarter of 2007 as compared to 37% in the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended March 31,

	2007	2006	% Change
Sales:
Flow Control	$137,693	$121,167	13.6%
Motion Control	131,257	107,746	21.8%
Metal Treatment	63,659	53,639	18.7%

Total Sales	$332,609	$282,552	17.7%

Operating Income:
Flow Control	$9,980	10,866	-8.2%
Motion Control	13,061	5,055	158.4%
Metal Treatment	12,970	9,580	35.4%

Total Segments	$36,011	$25,501	41.2%
Corporate & Other	(869)	(882)	(1.5%)

Total Operating Income	$35,142	$24,619	42.7%

Operating Margins:
Flow Control	7.2%	9.0%
Motion Control	10.0%	4.7%
Metal Treatment	20.4%	17.9%
Total Curtiss-Wright	10.6%	8.7%

Flow Control

Our Flow Control segment posted sales of $137.7 million for the first quarter of 2007, an increase of 14% from $121.2 million in the first quarter of 2006. The sales improvement was due to solid organic growth of 8%, and the contribution of our 2006 acquisitions, which provided $6.5 million in incremental sales in the first quarter of 2007. The organic sales growth was primarily driven by higher sales to the oil and gas market of $12.1 million and the power generation market of $2.6 million. Partially offsetting these increases was a decline in sales to the U.S. Navy market of $7.1 million, mainly due to the timing of build schedules for the submarine and aircraft carrier programs.

Strong demand continued for our coker valve products as they gain greater market acceptance as our installed base continues to perform well. The higher sales of the coker valve products accounted for approximately half of the oil and gas market growth. The remaining increase is due to higher sales of other valves and field service work within the oil and gas market as worldwide refineries continue to invest in increasing capacity, improving worker safety, and operational efficiencies. Sales to the power generation market, which are primarily driven by customer maintenance schedules and plant outages and often vary in timing, increased $6.3 million for valves, mixer pumps, motors, fasteners, engineering analysis, and other field services, partially offset by the completion of large contracts for our control rod drive mechanisms and reactor coolant pumps early in 2007. The decrease in sales to the U.S. Navy was mainly driven by the timing of contracts and release of new funding for our electromechanical products used on submarines and aircraft carriers. Lower sales of pumps and generators of $9.6 million, resulting from the wind down on funded contracts, was partially offset by higher development work mainly for naval surface ships and aircraft carriers of $3.6 million. Lower sales of our JP-5 jet fuel transfer valves used on Nimitz-class aircraft carriers of $1.3 million were due to funding delays as funds are still being diverted to support the Iraqi war effort. Foreign currency translation favorably impacted this segment’s sales for the first quarter of 2007 by $0.4 million as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the first quarter of 2007 was $10.0 million, a decrease of 8% as compared to $10.9 million for the same period last year. Our 2006 acquisitions reduced operating income by $1.0 million during the first quarter of 2007 mainly due to labor inefficiencies associated with our ongoing business consolidation process and to start-up costs as we invest in our Swantech operation. The segment’s organic operating income was up 1% compared to the prior year period as the benefit of higher sales volume was mostly offset by less favorable sales mix in our naval business and higher material and transportation costs. Organic operating margin declined 60 basis points in the first quarter of 2007 compared to the prior year period. The decline is due to additional development work and cost overruns on certain contracts within our naval business and less favorable mix within our commercial power business. In addition, this segment invested in additional research and development on new technologies and applications, including the AP 1000 program and incurred higher administrative costs to support our infrastructure growth and strategic initiatives. Foreign currency translation minimally impacted this segment’s operating income for the first quarter of 2007 as compared to the prior year period.

New orders received for the Flow Control segment totaled $189.4 million in the first quarter of 2007 representing a decrease of 7% from the same period in 2006. Lower orders of flow control products to the naval defense market due to the timing of funded contracts were partially offset by increased orders in the commercial power market and record orders for our coker valve products in the oil and gas market. Backlog increased 12% to $486.6 million at March 31, 2007 from $434.9 million at December 31, 2006.

Motion Control

Sales for our Motion Control segment increased 22% to $131.2 million in the first quarter of 2007 from $107.7 in the first quarter of 2006. All growth was organic as there were no acquisitions in 2006. The increased revenue was driven primarily by higher sales to the commercial aerospace market of $6.2 million and to the defense markets for ground, aerospace, and naval products of $8.3 million, $4.9 million, and $3.1 million, respectively.

Commercial aerospace sales to original equipment aircraft manufacturers increased $3.6 million due mainly to our content on the Boeing 700 series platforms, which benefited from the increasing order base and new programs. The remaining improvement was mainly due to higher sensors and data recorder sales of $3.0 million, driven by expansion of existing product lines, new customer programs, and new products, mainly for the regional jet and helicopter manufacturers. The increase in ground defense sales is due to increased demand for our ruggedized military ground vehicle subsystems to be used on ground vehicles for the Future Combat System program (FCS) of $4.3 million. The remaining increase is due to additional production orders for existing embedded computing products resulting from increasing U.S. Current Force systems capability and in support of Operation Iraqi Freedom. Higher sales to military aerospace market were driven by a $2.0 million increase in sales of engineered flight control products, a large portion driven by increased ship sets for the F-22, and to an increase in sales of $2.0 million for our products used on Blackhawk helicopters. The increase in naval defense markets relate to an increase in the demand for embedded computing products by $3.0 million. Foreign currency translation favorably impacted sales for the first quarter by $2.4 million as compared to the prior year period.

Operating income for the first quarter of 2007 was $13.1 million, an increase of 158% from the same period last year of $5.1 million. The improvement in operating income was driven primarily by higher sales volume noted above and post integration efficiency benefits in our embedded computing product group. We experienced an improvement in our naval defense business, which was acquired in 2005, due to favorable sales mix and cost reduction efforts. The first quarter of 2006 was also adversely impacted by the 2005 Boeing strike. For our embedded computing products utilized in the defense markets, higher sales volume resulted in more favorable overhead absorption, which was slightly offset by additional work on development programs. Cost containment measures were utilized in our facilities that support the commercial aerospace market to offset the unfavorable sales mix associated with our competitively bid investments into new programs. Foreign currency translation favorably impacted the segment’s operating income by $0.2 million for the first quarter of 2007 as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

New orders received for the Motion Control segment totaled $138.9 million in the first quarter of 2007, an increase of 7% from the same period in 2006. The increase is attributed to significant contract wins for our commercial and military aerospace markets. Backlog increased 2% to $446.9 million at March 31, 2007 from $438.6 million at December 31, 2006.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $63.7 million for the first quarter of 2007, up 19% when compared with $53.6 million in the first quarter of 2006. The 2006 acquisition of Allegheny Coatings contributed $3.1 million of incremental revenue during the first quarter of 2007. The segment experienced organic growth of 13% with gains in all major markets and all major service and product offerings. The most significant gains resulted from increased sales to the automotive market of $1.3 million, driven by higher demand for our coatings products, and higher sales to the commercial and defense aerospace markets, of $1.0 million each, primarily of our global shot peening and laser peening services to support increased OEM and military production, respectively. The remaining variances are spread across all of our other major markets and include gains in our shot peening, heat treating, finishing services, and our valve products. In addition, foreign currency translation favorably impacted sales for the first quarter of 2007 by $2.2 million, as compared to the prior year period.

Operating income for the first quarter of 2007 increased 35% to $13.0 million from $9.6 million for the same period last year. Incremental operating income from our 2006 acquisition was $0.5 million, while our base businesses experienced a 30% organic operating income growth. The higher sales volume and its associated impact on fixed costs absorption were the main drivers for the margin improvement. The business segment also benefited from favorable foreign currency translation of $0.8 million in the first quarter of 2007, as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $64.3 million in the first quarter of 2007, an increase of 19% from the same period in 2006. Backlog increased 33% to $2.7 million at March 31, 2007 from $2.1 million at December 31, 2006.

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

Operating Activities

Our working capital was $349.4 million at March 31, 2007, an increase of $18.9 million from the working capital at December 31, 2006 of $330.5 million. The ratio of current assets to current liabilities was 2.3 to 1 at March 31, 2007 versus 2.1 to 1 at December 31, 2006. Cash and cash equivalents totaled $100.6 million at March 31, 2007, down from $124.5 million at December 31, 2006. The decrease was primarily due to the use of cash and cash equivalents available to fund operations. Days sales outstanding at March 31, 2007 were 58 days as compared to 48 days at December 31, 2006. Inventory turns were 5.2 for the three months ended March 31, 2007 as compared to 5.5 at December 31, 2006.

Excluding cash, working capital increased $42.8 million from December 31, 2006. Working capital changes were primarily affected by a decrease of $19.9 million in accounts payable and accrued expenses due primarily to the payments of annual compensation plans, interest on our 2003 Notes, and lower days payable outstanding. Inventory increased $13.2 million due to build up for future 2007 sales and stocking of new programs as well as delayed customer shipments and milestone billings, while receivables increased $3.5 million due to higher sales volume, particularly late in the first quarter, and strong collections in the fourth quarter of 2006.

Investing Activities

As indicated in Note 2 to the Consolidated Financial Statements of our 2006 Annual Report on Form 10-K, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. In the first quarter of 2007, the Corporation made $3.8 million in earn-out payments. Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria. As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the revolving credit agreement, or through new financing alternatives.

Capital expenditures were $12.1 million in the first quarter of 2007. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments.  We expect to make additional capital expenditures of approximately $40.0 million during the remainder of 2007 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

During the first quarter of 2007, we did not use available credit under the Revolving Credit Agreement to fund operating and investing activities. The unused credit available under the Revolving Credit Agreement at March 31, 2007 was $368.3 million. The Agreement expires in July 2009. Additionally, on February 1st we paid off $5.0 million of debt due under an Industrial Revenue Bond. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 5.45% during the first quarter of 2007 and 5.36% for the comparable prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 26, 2007, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation’s market risk during the three months ended March 31, 2007. Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  CONTROLS AND PROCEDURES

As of March 31, 2007, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2007. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 5. OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2007. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2007 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. EXHIBITS

Exhibit 3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 31.1 Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a - 14(a) (filed herewith)

Exhibit 31.2 Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a - 14(a) (filed herewith)

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
Dated: May 9, 2007