Form 10-Q
period 2007-06-30
CURTISS WRIGHT CORP
filed 2007-08-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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

Common Stock, par value $1.00 per share 44,429,459 shares (as of July 31, 2007).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Net sales	$365,576	$309,635	$698,185	$592,187
Cost of sales	247,553	204,082	468,775	394,573
Gross profit	118,023	105,553	229,410	197,614

Research and development expenses	11,487	11,333	22,826	21,304
Selling expenses	22,331	19,280	42,603	37,622
General and administrative expenses	45,634	41,536	90,106	80,903
Environmental remediation and administrative expenses, net	162	327	324	89
Operating income	38,409	33,077	73,551	57,696

Other income, net	466	9	1,350	313
Interest expense	(5,704)	(5,948)	(11,204)	(11,382)

Earnings before income taxes	33,171	27,138	63,697	46,627
Provision for income taxes	11,781	6,046	22,804	13,257

Net earnings	$21,390	$21,092	$40,893	$33,370

Basic earnings per share	$0.48	$0.48	$0.93	$0.76
Diluted earnings per share	$0.48	$0.48	$0.91	$0.75

Dividends per share	$0.06	$0.06	$0.12	$0.12

Weighted average shares outstanding:
Basic	44,256	43,807	44,200	43,714
Diluted	44,915	44,295	44,815	44,208

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$66,777	$124,517
Receivables, net	332,107	284,774
Inventories, net	207,584	161,528
Deferred tax assets, net	24,834	32,485
Other current assets	22,086	19,341
Total current assets	653,388	622,645
Property, plant and equipment, net	306,257	296,652
Prepaid pension costs, net	56,646	92,262
Goodwill	507,448	411,101
Other intangible assets, net	194,937	158,080
Other assets	14,033	11,416
Total Assets	$1,732,709	$1,592,156

Liabilities
Current Liabilities:
Short-term debt	$846	$5,874
Accounts payable	108,790	96,023
Dividend payable	2,663	−
Accrued expenses	83,513	81,532
Income taxes payable	8,141	23,003
Deferred revenue	110,222	57,305
Other current liabilities	41,547	28,388
Total current liabilities	355,722	292,125
Long-term debt	408,991	359,000
Deferred tax liabilities, net	53,747	57,055
Accrued pension and other postretirement benefit costs	39,112	71,006
Long-term portion of environmental reserves	20,921	21,220
Other liabilities	32,374	29,676
Total Liabilities	910,867	830,082
Contingencies and Commitments (Note 12)

Stockholders' Equity
Common stock, $1 par value	47,626	47,533
Additional paid-in capital	74,152	69,887
Retained earnings	751,099	716,030
Accumulated other comprehensive income	70,115	55,806
	942,992	889,256
Less: Cost of treasury stock	(121,150)	(127,182)
Total Stockholders' Equity	821,842	762,074
Total Liabilities and Stockholders' Equity	$1,732,709	$1,592,156

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$40,893	$33,370
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,912	24,946
Loss on sale of fixed assets	257	119
Deferred income taxes	(2,503)	(2,368)
Share-based compensation	4,273	2,929
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(25,558)	(13,906)
Increase in inventories	(37,623)	(25,164)
Increase in progress payments	(3,713)	(3,129)
Increase (decrease) in accounts payable and accrued expenses	8	(16,747)
Increase in deferred revenue	54,853	12,015
Decrease in income taxes payable	(7,141)	(15,989)
Increase in net pension and postretirement assets	3,722	4,979
(Increase) decrease in other assets	(552)	987
Decrease in other liabilities	(1,724)	(1,020)
Total adjustments	12,211	(32,348)
Net cash provided by operating activities	53,104	1,022
Cash flows from investing activities:
Proceeds from sales of non-operating assets	124	387
Acquisitions of intangible assets	(293)	(826)
Additions to property, plant and equipment	(23,978)	(17,137)
Net cash paid for acquisitions	(136,685)	(34,576)
Net cash used for investing activities	(160,832)	(52,152)
Cash flows from financing activities:
Proceeds from revolving credit agreement	169,000	164,500
Principal payments on revolving credit agreement	(124,030)	(134,528)
Proceeds from exercise of stock options	4,635	4,815
Dividends paid	(2,656)	(2,627)
Excess tax benefits from share-based compensation	1,209	1,329
Net cash provided by financing activities	48,158	33,489
Effect of foreign currency	1,830	1,756
Net decrease in cash and cash equivalents	(57,740)	(15,885)
Cash and cash equivalents at beginning of period	124,517	59,021
Cash and cash equivalents at end of period	$66,777	$43,136

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$156,835	$38,382
Additional consideration paid on previous years’ acquisitions	3,810	3,283
Liabilities assumed from current year acquisitions	(23,958)	(7,086)
Cash acquired from current year acquisitions	(2)	(3)
Net cash paid for acquisitions	$136,685	$34,576

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2005	$25,493	$59,794	$667,892	$20,655	$(135,614)

Net earnings	-	-	80,569	-	-
Minimum pension liability adjustment, net	-	-	-	(1,750)	-
Translation adjustments, net	-	-	-	22,215	-
Adjustment for initial application of FAS 158, net	-	-	-	14,686	-
Dividends declared	-	-	(10,538)	-	-
Share-based compensation	-	6,480	-	-	141
Stock options exercised, net	-	(1,521)	-	-	8,021
Stock issued under employee stock purchase plan, net	147	4,483	-	-	-
Two-for-one common stock split effected in the form of a 100% stock dividend	21,893	-	(21,893)	-	-
Other	-	651	-	-	270
December 31, 2006	$47,533	$69,887	$716,030	$55,806	$(127,182)

Net earnings	-	-	40,893	-	-
Translation adjustments, net	-	-	-	14,262	-
Defined benefit pension and postretirement plans	-	-	-	47	-
Dividends declared	-	-	(5,319)	-	-
Share-based compensation	-	4,161	-	-	112
Stock options exercised, net	-	(2,054)	-	-	5,619
Stock issued under employee stock purchase plan, net	93	2,459	-	-	-
Adjustment for initial application of FIN 48	-	-	(505)	-	-
Other	-	(301)	-	-	301
June 30, 2007	$47,626	$74,152	$751,099	$70,115	$(121,150)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, oil and gas processing, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 38 manufacturing facilities, 60 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

Implementation of FIN 48

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of the implementation of FIN 48, the Corporation made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of this review, the Corporation recognized additional liabilities totaling $0.5 million through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Corporation’s uncertain tax positions is a liability of $3.3 million. The liability for uncertain tax positions is carried in income tax payable and other liabilities in the consolidated financial statements as of June 30, 2007, of which $3.2 million is reported as long-term.

If the Corporation’s positions are sustained by the taxing authority in favor of the Corporation, approximately $1.1 million would be treated as a reduction of goodwill, and the balance of $2.2 million would reduce the Corporation’s effective tax rate. The Corporation does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through January 1, 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation recognizes accrued interest expense and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. As of January 1, 2007, the Corporation had accrued approximately $0.4 million for the payment of tax-related interest and penalties.

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

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

Correction of Immaterial Error Related to Prior Periods

In the second quarter of 2007, the Corporation recorded an adjustment of $2.8 million to increase its loss reserve associated with certain long-term contracts within the Flow Control segment.  The Corporation determined that certain loss contracts were not fully accrued for in the fourth quarter of 2006. This error resulted in an understatement of approximately $2.8 million in our loss reserves, which are classified in other current liabilities, and cost of goods sold at December 31, 2006.

The Corporation reviewed the impact of this error on prior periods in accordance with Statement of Financial Accounting Standards No. 154, Accounting for Changes and Error Corrections, Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in current Year Financial Statements  and determined that the adjustment was not material to the Corporations’ financial statements for the year ended December 31, 2006.

2.           ACQUISITIONS

The Corporation acquired two businesses during the six months ended June 30, 2007, as described in more detail below.  The acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful lives of those intangible assets identified.   The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, generally within twelve months from acquisition.

Please refer to the Corporation’s 2006 Annual Report on Form 10-K for more detail on the 2006 acquisitions.  The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

Flow Control Segment

Valve Systems and Controls

On June 1, 2007, the Corporation acquired certain assets and certain liabilities of Valve Systems and Controls, L.P. (“VSC”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $75.0 million in cash and the assumption of certain liabilities of VSC. Under the terms of the Asset Purchase Agreement, the Corporation deposited $3.8 million into escrow as security for potential indemnification claims against the seller.  Any amount of holdback remaining after the claims for indemnification have been settled will be paid within 60 days from the acquisition date. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $50.0 million at June 30, 2007.

VSC, is a provider of critical valve, automation, and controls solutions for all facets of flow control operations to the oil and gas market.  VSC is headquartered in Houston, Texas, with satellite offices in Baton Rouge, Louisiana, and Seoul, South Korea.  Incremental revenues of the acquired business were approximately $40.0 million for the year ended December 31, 2006.

Scientech, LLC

On May 8, 2007, the Corporation acquired certain assets and certain liabilities of Scientech, LLC (“Scientech”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $57.8 million in cash and the assumption of certain liabilities of Scientech. Under the terms of the Asset Purchase Agreement, the Corporation deposited $5.8 million into escrow as security for potential indemnification claims against the seller.  Any amount of holdback remaining after the claims for indemnification have been settled will be paid within 30 days from the acquisition date.  Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $37.5 million at June 30, 2007.

Scientech is a global provider of commercial nuclear power instrumentation, electrical components, specialty hardware, process control systems, and proprietary database solutions which are aimed at improving safety and plant performance, efficiency, reliability, and reducing costs.  Scientech is headquartered in Idaho Falls, Idaho, and has multiple facilities throughout the U.S. Revenues of the acquired business were $45.7 million for the year ended December 31, 2006.

3.           RECEIVABLES

Receivables at June 30, 2007 and December 31, 2006 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	June 30, 2007	December 31, 2006
Billed Receivables:
Trade and other receivables	$232,890	$199,714
Less: Allowance for doubtful accounts	(5,470)	(5,389)
Net billed receivables	227,420	194,325
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	120,965	111,112
Less: Progress payments applied	(16,278)	(20,663)
Net unbilled receivables	104,687	90,449
Receivables, net	$332,107	$284,774

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net receivable balance at June 30, 2007 includes $15.2 million related to the Corporation’s 2007 acquisitions.

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30, 2007	December 31, 2006
Raw material	$79,175	$67,667
Work-in-process	52,635	43,280
Finished goods and component parts	61,931	58,483
Inventoried costs related to U.S. Government and other long-term contracts	53,967	30,361
Gross inventories	247,708	199,791
Less: Inventory reserves	(27,341)	(26,152)
Progress payments applied, principally related to long-term contracts	(12,783)	(12,111)
Inventories, net	$207,584	$161,528

The net inventory balance at June 30, 2007 includes $8.5 million related to the Corporation’s 2007 acquisitions.

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2006	$130,062	$257,156	$23,883	$411,101
Goodwill from 2007 acquisitions	87,502	−	−	87,502
Change in estimate to fair value of net assets acquired in prior years	986	(1,451)	310	(155)
Additional consideration of prior years’ acquisitions	2,844	966	2	3,812
Currency translation adjustment	1,071	4,019	98	5,188
June 30, 2007	$222,465	$260,690	$24,293	$507,448

The purchase price allocations relating to the businesses acquired during 2007 are based on estimates and have not yet been finalized.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           OTHER INTANGIBLE ASSETS

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks.  Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets and include $9.9 million of indefinite lived intangible assets within other intangible assets for both periods presented.

	(In thousands)
June 30, 2007	Gross	Accumulated Amortization	Net
Technology	$100,490	$(22,815)	$77,675
Customer related intangibles	115,860	(17,797)	98,063
Other intangible assets	21,218	(1,929)	19,199
Total	$237,478	$(42,541)	$194,937

	(In thousands)
December 31, 2006	Gross	Accumulated Amortization	Net
Technology	$94,611	$(19,403)	$75,208
Customer related intangibles	86,205	(14,400)	71,805
Other intangible assets	12,416	(1,349)	11,067
Total	$193,232	$(35,152)	$158,080

The following table presents the changes in the net balance of intangibles assets during the six months ended June 30, 2007.

	(In thousands)
	Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2006	$75,208	$71,805	$11,067	$158,080
Acquired during 2007	4,652	28,648	8,608	41,908
Amortization expense	(3,183)	(3,120)	(536)	(6,839)
Change in estimate to fair value of net assets acquired in prior years	(250)	(457)	−	(707)
Net currency translation adjustment	1,248	1,187	60	2,495
June 30, 2007	$77,675	$98,063	$19,199	$194,937

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	(In thousands)
	2007	2006
Warranty reserves at January 1,	$9,957	$9,850
Provision for current year sales	1,837	1,609
Increase due to acquisitions	177	−
Current year claims	(1,191)	(1,071)
Change in estimates to pre-existing warranties	(1,162)	(313)
Foreign currency translation adjustment	207	352
Warranty reserves at June 30,	$9,825	$10,427

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

In February 2007, a plan amendment was executed with an effective date of January 1, 2007 merging the Curtiss-Wright Electro-Mechanical Corporation (“EMD”) Pension Plan into the Curtiss-Wright Pension Plan, hereafter named the Curtiss-Wright Pension Plan.  The merger has no effect on the level of plan benefits provided to participants or the management of plan assets because the funds for both plans were historically managed under one master trust.  As a result of the merger, the assets and liabilities of the respective plans have been combined in the consolidated balance sheet, resulting in a reclassification of accrued EMD pension liability of $32.9 million to reduce the Curtiss-Wright prepaid pension asset.

The following tables are consolidated disclosures of all domestic and foreign pension plans as described on the Corporation’s 2006 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans
The components of net periodic pension cost for the three months and six months ended June 30, 2007 and 2006 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$4,878	$4,693	$10,053	$9,365
Interest cost	4,828	4,557	9,527	9,101
Expected return on plan assets	(7,036)	(6,586)	(14,087)	(13,161)
Amortization of:
Transition asset/obligation	−	(1)	−	(2)
Prior service cost	127	66	240	133
Unrecognized actuarial loss	149	142	254	280
Periodic benefit cost	2,946	2,871	5,987	5,716
FAS 88 recognition	−	1,288	−	1,555
Net periodic benefit cost	$2,946	$4,159	$5,987	$7,271

During the six months ended June 30, 2007, the Corporation made contributions of $1.7 million for the 2006 plan year to the EMD Pension Plan. Contributions to the EMD Pension Plan for the 2006 plan year are expected to be $3.2 million in 2007.  In addition, contributions of $1.3 million were made to the Corporation’s foreign benefit plans during the first six months of 2007.  Contributions to the foreign plans are expected to be $2.6 million in 2007.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the three and six months ended June 30, 2007 and 2006 were:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$132	$140	$264	$280
Interest cost	428	427	856	854
Amortization of net gain	(133)	(117)	(266)	(234)
Net periodic benefit cost	$427	$450	$854	$900

During the six months ended June 30, 2007, the Corporation has paid $0.8 million on the postretirement plans.  During 2007, the Corporation anticipates contributing $2.1 million to the postretirement plans.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	44,256	43,807	44,200	43,714
Dilutive effect of stock options and deferred stock compensation	659	488	615	494
Diluted weighted average shares outstanding	44,915	44,295	44,815	44,208

There were no antidilutive shares for the three and six months ended June 30, 2006.  At June 30, 2007, there were 870 stock options outstanding that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 as they would have been antidilutive for those periods.

10.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended June 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$163,198	$138,949	$63,429	$365,576	$	−	$365,576
Intersegment revenues	−	24	237	261		(261)	−
Operating income	10,030	15,585	12,987	38,602		(193)	38,409

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands) Three Months Ended June 30, 2006
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$129,291	$123,111	$57,233	$309,635	$	−	$309,635
Intersegment revenues	−	308	194	502		(502)	−
Operating income	12,021	13,071	11,602	36,694		(3,617)	33,077

	(In thousands) Six Months Ended June 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$300,891	$270,206	$127,088	$698,185	$	−	$698,185
Intersegment revenues	−	577	513	1,090		(1,090)	−
Operating income	20,025	28,870	25,957	74,852		(1,301)	73,551

	(In thousands) Six Months Ended June 30, 2006
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$250,458	$230,857	$110,872	$592,187	$	−	$592,187
Intersegment revenues	−	367	365	732		(732)	−
Operating income	22,887	18,126	21,182	62,195		(4,499)	57,696

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
June 30, 2007	$709,191	$712,709	$221,518	$1,643,418	$89,291	$1,732,709
December 31, 2006	495,000	695,219	222,745	1,412,964	179,192	1,592,156

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total segment operating income	$38,602	$36,694	$74,852	$62,195
Corporate and administrative	(193)	(3,617)	(1,301)	(4,499)
Other income (expense), net	466	9	1,350	313
Interest expense	(5,704)	(5,948)	(11,204)	(11,382)
Earnings before income taxes	$33,171	$27,138	$63,697	$46,627

11.           COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$21,390	$21,092	$40,893	$33,370
Equity adjustment from foreign currency translations	13,013	14,740	14,262	16,194
Defined benefit pension and post-retirement plan	230		47
Total comprehensive income	$34,633	$35,832	$55,202	$49,564

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

12.           CONTINGENCIES AND COMMITMENTS

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

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At June 30, 2007, and December 31, 2006 the Corporation had contingent liabilities on outstanding letters of credit of $45.1 million and $37.8 million, respectively.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

13.           SUBSEQUENT EVENTS

On July 31, 2007, the Corporation acquired all of the issued and outstanding stock of Benshaw Inc. (“Benshaw”). The purchase price of the acquisition, subject to customary adjustments as provided in the Share Purchase Agreement, was approximately $102.0 million in cash.  Under the terms of the Share Purchase Agreement, the Corporation deposited $7.7 million into escrow as security for potential indemnification claims against the sellers.  Management funded the acquisition from the Corporation’s revolving credit facility. Revenues of the purchased business were $82.0 million for the period ended December 31, 2006. Benshaw is a market leader in the design, development, and manufacture of mission critical motor control and protection product solutions for leading original equipment manufacturers and industrial customers.  Benshaw is headquartered in Pittsburgh, PA and has 9 facilities in the U.S. and two in Canada.  Management intends to incorporate the operations of Benshaw into the Flow Control segment.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

COMPANY ORGANIZATION

We are a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one business sector, and to maintain strong positions in profitable niche markets.  Approximately 40% of our revenues are generated from defense-related markets.

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

Therefore, for the three months ended June 30, 2007, our organic growth does not include operating results related to our 2007 acquisitions, our 2006 acquisition of Swantech, and one month of operating results for Allegheny Coatings and Enpro Systems, Ltd., which is considered “incremental”.  Similarly, our organic growth calculation for the six months ended June 30, 2007 excludes the results of operations for our 2007 acquisitions, our 2006 acquisition of Swantech, and four months of operating results of Allegheny Coatings and Enpro Systems, Ltd.

Three months ended June 30, 2007

Sales for the second quarter of 2007 totaled $365.6 million, an increase of 18% from sales of $309.6 million for the second quarter of 2006.  New orders received for the current quarter of $365.5 million increased 38% from new orders of $264.1 million for the second quarter of 2006.  The acquisitions made in 2006 and 2007 contributed $20.4 million in incremental new orders received in the second quarter of 2007. Backlog increased 19% to $1,042.0 million at June 30, 2007 from $875.5 million at December 31, 2006.  The acquisitions made during 2007 represented $98.6 million of the backlog at June 30, 2007.  Approximately 50% of our backlog is defense-related.

Sales growth for the second quarter of 2007, as compared to the same period last year, was due to strong organic growth of 12% and incremental sales from our 2006 and 2007 acquisitions of $17.6 million.  Our Flow Control and Motion Control segments experienced organic growth of 14% and 13%, respectively, compared to the prior year period, while our Metal Treatment segment’s organic sales increased 9% in the second quarter of 2007 as compared to the prior year period.

In our base businesses, higher sales to the oil and gas and commercial aerospace markets drove our organic sales growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Our Flow Control segment’s coker valve products continue to penetrate the oil and gas market, and contributed significantly to our $19.7 million organic increase in this market. The remaining change resulted from strong sales of other valves, engineering services, and field service work as the oil and gas market continues its increased capital spending. Global commercial aerospace original equipment manufacturer (“OEM”) revenues were up in our Motion Control and Metal Treatment segments, the main contributor to the $10.8 million increase in this market. The improvement in this market was led by increased production requirements from our customers as well as content on new programs. In addition, foreign currency translation favorably impacted sales by $4.0 million for the quarter ended June 30, 2007 compared to the prior year period.

Operating income for the second quarter of 2007 totaled $38.4 million, a 16% increase over the same period last year of $33.1 million. Overall organic operating income increased 13% due primarily to the higher sales noted above and previously implemented cost reduction initiatives. The strong organic operating income growth was driven primarily by our Motion Control and Metal Treatment segments, which experienced organic operating income growth of 19% and 11%, respectively, over the comparable prior year period.  Our Flow Control segment’s organic operating income declined 25% compared to the prior year period.  Additionally, our 2006 and 2007 acquisitions contributed $1.2 million in incremental operating income in the second quarter of 2007 as compared to the prior year period. Foreign exchange translation had a favorable impact of $0.4 million on operating income for the second quarter of 2007, as compared to the prior year period.

Operating margin declined 20 basis points, as productivity gains on the higher sales at our Motion Control and Metal Treatment segments were more than offset by cost overruns on fixed price development contracts for the U.S. Navy and business consolidation costs and related labor inefficiencies in our Flow Control segment. In addition, the Flow Control segment continues to invest in development on certain defense and commercial programs, which have had an adverse impact on the margins in the short-term.

Net earnings for the second quarter of 2007 totaled $21.4 million, or $0.48 per diluted share, essentially flat compared to the prior year period, as higher operating income noted above was offset by a $5.7 million increase in tax expense. Our effective tax rate for the second quarter of 2007 was 35.5% as compared to 22.2% during the second quarter of 2006.  Our effective tax rate for the second quarter of 2006 was favorably impacted by a tax provision to return adjustment of $2.0 million related to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment. These adjustments did not recur in 2007.  Interest expense declined slightly on lower average debt levels offset by higher interest rates.

Six months ended June 30, 2007

Sales for the first six months of 2007 totaled $698.2 million, an increase of 18% from sales of $592.2 million for same period last year.  New orders received for the first six months of 2007 of $758.3 million were up 16% over the new orders of $652.1 million for the first six months of 2006.  The acquisitions made in 2006 and 2007 contributed $30.1 million in incremental new orders received in the first six months of 2007.

Organic sales growth of 13% for the first six months of 2007, as compared to the same period last year, was driven by 17% organic growth in our Motion Control segment, at 17%. Our Flow Control and Metal Treatment segments each increased organic sales 11% in the first six months of 2007 as compared to the prior year period. Sales for the first six months of 2007 also benefited from the 2006 and 2007 acquisitions which contributed $27.2 million in incremental sales.

In our base businesses, higher sales to the oil and gas, commercial aerospace, and ground defense markets drove our organic sales growth. Our Flow Control segment’s coker valve products and other valve and field service sales contributed significantly to our $32.8 million organic increase in the oil and gas market. Global commercial aerospace OEM products’ revenues were up in both our Motion Control and Metal Treatment segments, leading to a $19.1 million increase in this market. The reasons for the improvements in both of these markets are essentially the same as those stated in the quarterly results. Sales of our Motion Control segment’s embedded computing products provided the majority of the $10.9 million improvement in the ground defense market, driven mainly by orders to support the Future Combat System program. In addition, foreign currency translation favorably impacted sales by $8.8 million for the first six months of 2007, compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Operating income for the first six months of 2007 totaled $73.6 million, up 27% over the $57.7 million from the same period last year. Overall organic operating income increased 26% over the comparable period as the benefits from the higher sales volumes and previously implemented cost reduction initiatives were partially offset by cost overruns on fixed price development contracts for the U.S. Navy and business consolidation costs and related labor inefficiencies in our Flow Control segment. Our organic operating income growth was driven primarily by our Motion Control segment, which experienced organic operating income growth of 59% due primarily to higher sales volumes and cost reduction efforts, while our Metal Treatment segment experienced organic operating income growth of 20% mainly due to the higher sales. Offsetting these increases was a decline in organic operating income within our Flow Control segment of 12% as compared to the prior year, due to the items mentioned above and increased investment in new commercial programs.  Our 2006 and 2007 acquisitions contributed $0.6 million in incremental operating income during the first six months of 2007.  The lower operating income margin of our acquisitions is due to business consolidation costs and start-up costs in our Flow Control segment.  Foreign exchange translation favorably impacted operating income by $1.2 million for the first six months of 2007, as compared to the prior year period.

Net earnings for the first six months of 2007 totaled $40.9 million, or $0.91 per diluted share, an increase of 23% as compared to the net earnings for the first six months of 2006 of $33.4 million, or $0.75 per diluted share. Our effective tax rate for the first six months of 2007 was 35.8% as compared to 28.4% in 2006.  Our effective tax rate for the first six months of 2006 was favorably impacted by a tax provision to return adjustment of $2.0 million relating to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment.  Interest expense declined slightly on lower average debt levels offset by higher interest rates.

Segment Operating Performance:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Sales:
Flow Control	$163,198	$129,291	26.2%	$300,891	$250,458	20.1%
Motion Control	138,949	123,111	12.9%	270,206	230,857	17.0%
Metal Treatment	63,429	57,233	10.8%	127,088	110,872	14.6%

Total Sales	$365,576	$309,635	18.1%	$698,185	$592,187	17.9%

Operating Income:

Flow Control	$10,030	$12,021	-16.6%	$20,025	$22,887	-12.5%
Motion Control	15,585	13,071	19.2%	28,870	18,126	59.3%
Metal Treatment	12,987	11,602	11.9%	25,957	21,182	22.5%

Total Segments	38,602	36,694	5.2%	74,852	62,195	20.4%
Corporate & Other	(193)	(3,617)	-94.7%	(1,301)	(4,499)	-71.1%

Total Operating Income	$38,409	$33,077	16.1%	$73,551	$57,696	27.5%

Operating Margins:
Flow Control	6.1%	9.3%		6.7%	9.1%
Motion Control	11.2%	10.6%		10.7%	7.9%
Metal Treatment	20.5%	20.3%		20.4%	19.1%
Total Curtiss-Wright:	10.5%	10.7%		10.5%	9.7%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Flow Control

Sales for the Corporation’s Flow Control segment increased 26% to $163.2 million for the second quarter of 2007 from $129.3 million in the second quarter of 2006. The increase in sales was driven by strong organic sales growth of 14% and contributions from our 2006 and 2007 acquisitions of $16.4 million. The organic sales growth was driven by an $18.1 million increase in sales to the oil and gas market, which equated to a 50% organic increase over the same period of 2006. Sales to remaining commercial markets and to the defense markets were essentially flat year-over-year. Increased sales to the commercial nuclear power generation market of $1.0 million were offset by a sales decline in the ground defense market of $1.3 million.

Strong demand continued for our coker valve products as they gain greater market acceptance and our installed base continues to perform well. The higher sales of the coker valve products accounted for approximately half of the market increase. The remaining increase is due to higher sales of other valves, engineering services, and field work as worldwide refineries continue to increase capital spending and repair maintenance expenditures as they invest money to increase capacity and improve plant efficiencies as well as support new refinery construction in Europe and the Middle East. Sales to the commercial nuclear power generation market were up over the prior year period due to increased maintenance activity partially offset by less motor remanufacturing, along with lower control rod drive mechanism and reactor cooling pump component sales.  The decrease in the ground defense market over the prior year was the result of the timing of development work on the U.S. Army’s electromagnetic (“EM”) gun program. Foreign currency translation favorably impacted this segment’s sales for the second quarter of 2007 by $0.5 million as compared to the prior year period.

Operating income for the second quarter of 2007 was $10.0 million, a decrease of 17% as compared to $12.0 million for the same period last year.  This segment’s organic operating income was 25% lower than the comparable prior year period due to cost overruns on fixed priced U.S. Navy development contracts and business consolidation costs and related labor inefficiencies associated with integrating our Tapco and Enpro business units. In addition, this segment experienced unprotected material cost increases within fixed price contracts due to design changes to our coker valve bonnets and had also made additional investments in new programs for the oil and gas, naval defense, and power generation markets.   These adverse items were partially offset by overall higher sales volumes and a $1.0 million contribution to operating income from our 2006 and 2007 acquisitions. The results of our recent acquisitions were impacted by labor inefficiencies associated with our continuing business consolidation process and start up costs associated with our Swantech operation. Foreign currency translation minimally impacted this segment’s operating income in the second quarter of 2007 as compared to the prior year.

Sales for the first six months of 2007 were $300.9 million, an increase of 20% over the same period last year of $250.5 million. Acquisitions contributed $22.9 million to this segment’s sales during the first six months of 2007. The segment also experienced organic sales growth of 11% in the first six months of 2007 as compared to the prior year period primarily resulting from higher sales to the oil and gas market of $30.1 million and higher sales to the commercial nuclear power generation market of $2.7 million. Partially offsetting these improvements were lower sales to the U.S. Navy of $7.5 million.

Revenues derived from the oil and gas industry were driven by our coker valve sales which accounted for approximately 54% of the sales improvement in the first six months of 2007 versus the prior year, as the products continue to gain greater market acceptance in the industry and our installed base continues to perform well.  Sales of other valves, engineering services, and field service work contributed to the remaining increase to the oil and gas market over the same period in 2006 as increased capital spending and repair and maintenance expenditures by refineries worldwide continues as they invest money to increase capacity and improve plant efficiencies. Sales to the commercial nuclear power generation business, which is driven by customer maintenance schedules and often vary in timing, had higher engineering and design support services for power plants. The lower sales to the U.S. Navy was mainly driven by decreased generator and pump sales of $11.9 million resulting from the wind down of funded contracts for the CVN aircraft carrier and Virginia-class submarines. Lower sales of our JP-5 jet fuel transfer valves used on Nimitz-class aircraft carriers of $2.0 million and ball valves that are used on Virginia-class submarines of $2.1 million also negatively impacted sales to the U.S. Navy. Partially offsetting these declines in the first half of 2007 were higher development work for naval surface ships and aircraft carriers of $8.0 million. Foreign currency translation favorably impacted this segment’s sales by $1.0 million in the first half of 2007, as compared to the same period last year.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Operating income for the first six months of 2007 was $20.0 million, a decrease of 13% as compared to $22.9 million for the same period last year. Acquisitions had a minimal impact on operating income in the first six months of 2007.  Organic operating income declined 12% for the first six months of 2007 as compared to the prior year period as higher sales volume were offset by additional development work and cost overruns on  certain contracts within our naval business, business consolidation cost and related labor inefficiencies, higher material costs within our oil and gas market,  and less favorable mix in our commercial power generation market. Additionally, this segment continued to invest in developing new commercial technologies and applications, and incurred higher administrative costs in order to support our infrastructure growth. Foreign currency translation minimally impacted this segment’s operating income in the first six months of 2007 as compared to the prior year.

New orders received for the Flow Control segment totaled $130.1 million in the second quarter of 2007 and $319.5 million for the first six months of 2007, representing an increase of 43% and 8%, respectively, over the same periods in 2006. The acquisitions made in 2006 and 2007 contributed $17.1 million in incremental new orders received in the second quarter of 2007. The increase of new orders in the second quarter of 2007 was driven by continued strong demand in the oil and gas and naval defense markets. Backlog increased 27% to $552.2 million at June 30, 2007 from $434.9 million at December 31, 2006. The acquisitions made during 2007 represented $98.6 million of the backlog at June 30, 2007.

Motion Control

Sales for our Motion Control segment increased 13% to $138.9 million in the second quarter of 2007 from $123.1 million in the second quarter of 2006, all organic sales growth.  The organic growth was primarily due to higher sales of $7.4 million to the commercial aerospace market and higher sales of $6.0 million to the ground defense market, partially offset by lower sales of $2.0 million to other governmental agencies, particularly for space exploration.

The improvement in the commercial aerospace market was largely due to our OEM content on the Boeing 700 series platform, which benefited from the increasing order base and new programs and represented approximately half of the market increase. The remaining improvement was mainly due to higher smoke detection, flight data recorders, and other sensor sales, mainly for regional jet and helicopter manufacturers.  Partially offsetting these increases are lower shipments of sensor products to Airbus. Ground defense sales increased due to higher shipments of embedded computing products for the Future Combat System, while revenue has fallen on the Bradley Fighting and Armored Security Vehicle platforms as orders are delayed due to the current war efforts.  The aerospace defense market remained relatively flat overall with declines recognized in the air vehicles sensor business, as well as lower production deliveries on the Global Hawk and JSF programs. This was offset by steady orders on the BlackHawk helicopter, F-22, V-22, and F-16 programs. The decrease in sales to other government agencies was a result of the wind down on an embedded computing product contracts, mainly for space exploration. Foreign currency translation favorably impacted sales for the second quarter of 2007 by $1.6 million as compared to the prior year period.

Operating income for the second quarter of 2007 was $15.6 million, an increase of 19% over the same period last year of $13.1 million.  The improvement in operating income was driven primarily by higher sales volume noted above and post integration efficiency benefits in our embedded computing group. We experienced an improvement in our naval defense business, which was acquired in 2005, due to favorable sales mix, production efficiencies, and cost reduction efforts. Lastly, favorable mix for some of our actuator products used in the commercial aerospace market were partially offset by lower sales of higher margin programs, increased material costs, and production start up costs associated with new commercial programs.  Foreign currency translation had a minimal adverse impact on operating income in the second quarter of 2007, as compared to the second quarter of 2006.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Sales for the first six months of 2007 were $270.2 million, an increase of 17% from sales of $230.9 million during the first six months of 2006, all due to organic growth. Sales growth in the first six months of 2007 was mainly due to higher sales to the commercial aerospace market of $13.6 million, the ground defense market of $10.7 million, and the aerospace defense market of $6.4 million.

The improvement in the commercial aerospace market was mainly due to increased sales of various actuation and sensor products to aerospace OEMs resulting from additional ship set requirements of 737 and 747 actuation systems, the start-up of the 787 program, and other new opportunities with Boeing. Additionally, smoke detection sales increased due to the start-up of the Eclipse platform in the regional jet segment.  The remaining increase was due to higher repair and overhaul services due to the continuing recovery of the commercial aerospace industry.  Sales of embedded computing products to the ground defense market increased primarily due to additional orders for the U.S. Army Future Combat System.  This improvement was partially offset by lower spares orders for the Bradley Fighting Vehicle and delayed production orders for the Armored Security Vehicle.  Foreign currency translation favorably impacted sales for the first six months of 2007 by $3.8 million as compared to the prior year period.

Operating income for the first six months of 2007 was $28.9 million, an increase of 59% over the same period last year of $18.1 million.  The benefit of the higher sales volume and operating cost reduction initiatives were the main contributing factors for the operating margin improvement, similar in nature to the quarterly explanation. We also experienced an improvement in our naval defense business, which was acquired in 2005, due to favorable sales mix, production efficiencies, and cost reduction efforts. Foreign currency translation had a minimal adverse impact on operating income in the first six months of 2007, as compared to the prior year period.

New orders received for the Motion Control segment totaled $172.1 million in the second quarter of 2007, an increase of 48% over the same period last year of $116 million, and $311.1 million for the first six months of 2007, representing an increase of 27% from 2006.  The increase in new orders for the second quarter of 2007 was mainly due to significant contract wins for commercial aerospace actuation systems, naval defense systems, and ground defense embedded computing systems. Total backlog increased 11% to $487.4 million at June 30, 2007 from $438.6 million at December 31, 2006.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $63.4 million for the second quarter of 2007, up 11% when compared with $57.2 million in the second quarter of 2006. The 2006 acquisition contributed $1.2 million of incremental sales during the second quarter of 2007, while organic sales growth was 9%. The organic sales growth was driven primarily by increased sales to the commercial aerospace market of $2.6 million followed by modest gains in sales to the general industrial, oil and gas, and power generation markets.  All of this segment’s major product lines contributed to the organic growth as the general economy continues to improve. In addition, foreign currency translation favorably impacted sales for the second quarter of 2007 by $1.8 million compared to the prior year period.

Operating income for the second quarter of 2007 increased 12% to $13.0 million from $11.6 million for the same period last year. Organic operating income growth for the second quarter of 2007 was 11% over the same period in 2006, while the 2006 acquisition contributed $0.2 million of incremental operating income to the second quarter of 2007.  The growth in operating income is due primarily to the increase in sales, as operating income margins improved 20 basis points to 20.5% from 20.3%.  Gross margins remained relatively flat as a percentage of sales as productivity gains on the higher revenue were offset by start-up costs from a new shot peening facility in Europe. Operating expenses increased 9% due to the growth in the business and other normal increases, but at a slower rate than sales, leading to the improved operating income margins.  Operating income of this segment was favorably affected by foreign currency translation of $0.6 million in the second quarter of 2007 compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Sales for the Corporation’s Metal Treatment segment totaled $127.1 million for the first six months of 2007, up 15% when compared with $110.9 million for the comparable period of 2006. The 2006 acquisition contributed $4.3 million of incremental sales in the first six months of 2007, while organic sales growth was 11%. This segment has experienced organic growth across all of its markets served and for all of its product lines during the first half of 2007 as compared to 2006.  The largest gains have come from sales to the commercial aerospace market, which increased $3.4 million, followed by higher sales to the general industrial market of $1.7 million. In addition, foreign currency translation favorably impacted sales for the first six months of 2007 by $4.1 million, as compared to the prior year period.

Operating income for the first six months of 2007 increased 23% to $26.0 million from $21.2 million for the same period last year.  Organic operating income growth for the first six months of 2007 was 20% over the same period in 2006, while the 2006 acquisition contributed $0.6 million of incremental operating income to the first six months of 2007.  The growth in operating income is due primarily to the increase in sales, as operating income margins improved 130 basis points to 20.4% from 19.1%.  The higher sales volume and its associated impact on fixed costs absorption were the main drivers for the margin improvement as gross margin percentages increased 120 basis points.  Operating expenses increased 14% due to the growth in the business and other normal increases.  Operating income of this segment was favorably impacted by foreign currency translation of $1.4 million during the first six months of 2007 compared to the prior year period.

New orders received for the Metal Treatment segment totaled $63.3 million in the second quarter of 2007 and $127.7 million for the first six months of 2007, representing an increase of 10% and 15% from the same periods in 2006, respectively.  Acquisitions made in 2006 contributed $4.3 million in incremental new orders received in the first six months of 2007. Backlog increased 29% to $2.6 million at June 30, 2007 from $2.1 million at December 31, 2006.

Corporate and Other

Non-segment operating expense improved for both the second quarter and first six months of 2007 versus the comparable prior year periods, by $3.4 million and $3.2 million, respectively.  The improvement was primarily due to lower unallocated medical costs under the Corporation’s self-insured medical insurance plan and lower pension expense.

Interest Expense

Interest expense decreased $0.2 million for each of the second quarter and first six months of 2007 versus the comparable prior year periods.  The decreases were due to lower average outstanding debt partially offset by higher interest rates.  Our average rate of borrowing increased by less than 20 basis points for both periods, while our average outstanding debt decreased 7% and 6% for the three months and six months ended June 30, 2007, respectively, as compared to the comparable prior year periods.

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

Operating Activities

Our working capital was $297.7 million at June 30, 2007, a decrease of $32.8 million from the working capital at December 31, 2006 of $330.5 million.  The ratio of current assets to current liabilities was 1.8 to 1 at June 30, 2007 versus 2.1 to 1 at December 31, 2006.  Cash and cash equivalents totaled $66.8 million at June 30, 2007, down from $124.5 million at December 31, 2006.  Days sales outstanding at June 30, 2007 were 56 days as compared to 48 days at December 31, 2006.  Inventory turns were 5.1 for the six months ended June 30, 2007 as compared to 5.5 at December 31, 2006.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Excluding cash, working capital increased $24.9 million from December 31, 2006 partially due to the 2007 acquisitions. The remainder of the increase was driven primarily by an increase of $37.6 million increase in inventories, $25.6 million in receivables, and a $7.1 million decrease in income taxes payable.  The increase in receivables can be attributed to the timing of milestone billings, an increase in the DSO along with higher sales volume, particularly late in the second quarter, and strong collections in the fourth quarter of 2006. The increase in inventories relates to a build up for future sales and the stocking of material for new programs, delayed customer shipments and milestone billings, and increased material costs.  These increases in working capital were mostly offset by an increase in deferred revenue of $54.9 million.  The significant increase in deferred revenue relates primarily to the advance funding received from Westinghouse related to the AP1000 program and higher advance payments from our oil and gas customers.

Investing Activities

The Corporation acquired two businesses in the first six months of 2007.  Funds available under the Corporation’s credit agreement were utilized for funding the purchase price of the acquisitions, which totaled $132.8 million.  Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria.  As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.  As indicated in Note 2 to the Consolidated Financial Statements of our 2006 Annual Report on Form 10-K, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. During the first six months of 2007, the Corporation made $3.8 million in earn-out payments.

Capital expenditures were $24.0 million in the first six months of 2007. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments.  We expect to make additional capital expenditures of approximately $35.0 million during the remainder of 2007 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

During the first six months of 2007, we used $50.0 million in available credit under the Revolving Credit Agreement to fund investing activities. The unused credit available under the Revolving Credit Agreement at June 30, 2007 was $306.4 million. The Revolving Credit Agreement expires in July 2009.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 5.6% during the second quarter of 2007 and 5.4% for the comparable prior year period.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the six months ended June 30, 2007.  Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2007, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes in our Risk Factors during the three and six months ended June 30, 2007.  Information regarding the Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2007, the Corporation held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, and the appointment of independent accountants for the Corporation.

The votes received by the director nominees were as follows:

	For	Withheld

Martin R. Benante	40,727,840	866,968

James B. Busey IV	38,301,037	3,293,771

S. Marce Fuller	40,913,095	681,714

Allen A. Kozinski	41,325,237	269,571

Carl G. Miller	40,792,886	801,922

William B. Mitchell	41,150,497	444,311

John R. Myers	41,149,765	445,043

William W. Sihler	41,021,064	573,745

Albert E. Smith	41,196,074	398,735

There were no broker non-votes or votes against any director.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Corporation. The holders of 41,225,779 shares of Common Stock voted in favor; 318,097 voted against and 50,931 abstained. There were no broker non-votes.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three and six months ended June 30, 2007.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2007 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
         Dated:  August 8, 2007