Form 10-Q
period 2007-09-30
CURTISS WRIGHT CORP
filed 2007-11-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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

Common Stock, par value $1.00 per share 44,473,024 shares (as of October 31, 2007).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Statements of Earnings	3

	Consolidated Balance Sheets	4

	Consolidated Statements of Cash Flows	5

	Consolidated Statements of Stockholders’ Equity	6

	Notes to Consolidated Financial Statements	7 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 5.	Other Information	30

Item 6.	Exhibits	30 – 31

Signature		32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Net sales	$396,268	$311,801	$1,094,453	$903,988
Cost of sales	266,448	205,783	735,223	600,356
Gross profit	129,820	106,018	359,230	303,632

Research and development expenses	12,655	7,227	35,481	28,531
Selling expenses	23,789	19,382	66,392	57,004
General and administrative expenses	48,888	42,158	139,318	123,150
Operating income	44,488	37,251	118,039	94,947

Other income (expense), net	231	(18)	1,581	295
Interest expense	(7,712)	(5,721)	(18,916)	(17,103)

Earnings before income taxes	37,007	31,512	100,704	78,139
Provision for income taxes	11,832	11,156	34,635	24,413

Net earnings	$25,175	$20,356	$66,069	$53,726

Basic earnings per share	$0.57	$0.46	$1.49	$1.23
Diluted earnings per share	$0.56	$0.46	$1.47	$1.21

Dividends per share	$0.06	$0.06	$0.18	$0.18

Weighted average shares outstanding:
Basic	44,413	43,903	44,285	43,779
Diluted	45,102	44,338	44,925	44,254

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$59,347	$124,517
Receivables, net	369,838	284,774
Inventories, net	251,005	161,528
Deferred tax assets, net	26,863	32,485
Other current assets	21,779	19,341
Total current assets	728,832	622,645
Property, plant and equipment, net	320,818	296,652
Prepaid pension costs, net	56,113	92,262
Goodwill	587,238	411,101
Other intangible assets, net	226,317	158,080
Other assets	15,184	11,416
Total Assets	$1,934,502	$1,592,156

Liabilities
Current Liabilities:
Short-term debt	$902	$5,874
Accounts payable	105,088	96,023
Dividend payable	3,562	−
Accrued expenses	89,584	81,532
Income taxes payable	4,016	23,003
Deferred revenue	104,392	57,305
Other current liabilities	35,830	28,388
Total current liabilities	343,374	292,125
Long-term debt	571,986	359,000
Deferred tax liabilities, net	58,808	57,055
Accrued pension and other postretirement benefit costs	38,765	71,006
Long-term portion of environmental reserves	20,444	21,220
Other liabilities	37,468	29,676
Total Liabilities	1,070,845	830,082
Contingencies and Commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	47,715	47,533
Additional paid-in capital	78,604	69,887
Retained earnings	772,710	716,030
Accumulated other comprehensive income	83,985	55,806
	983,014	889,256
Less: Cost of treasury stock	(119,357)	(127,182)
Total Stockholders' Equity	863,657	762,074
Total Liabilities and Stockholders' Equity	$1,934,502	$1,592,156

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$66,069	$53,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,037	38,082
Loss on sale of fixed assets	231	68
Deferred income taxes	(1,131)	1,501
Share based compensation	6,415	4,332
Changes in operating assets and liabilities, net of businesses acquired:	-
Increase in receivables	(39,574)	(21,747)
Increase in inventories	(55,418)	(30,299)
Decrease in progress payments	(5,626)	(53)
Decrease in accounts payable and accrued expenses	(13,543)	(16,121)
Increase in deferred revenue	49,023	9,233
Decrease in income taxes payable	(10,703)	(13,815)
Decrease in net pension and postretirement assets	3,908	1,568
(Increase) decrease in other assets	(1,106)	8
Increase (decrease) in other liabilities	3,611	(1,220)
Total adjustments	(19,876)	(28,463)
Net cash provided by operating activities	46,193	25,263
Cash flows from investing activities:
Proceeds from sales of non-operating assets	166	669
Acquisitions of intangible assets	(352)	(1,616)
Additions to property, plant and equipment	(35,496)	(27,926)
Net cash paid for acquisitions	(291,914)	(39,405)
Net cash used for investing activities	(327,596)	(68,278)
Cash flows from financing activities:
Proceeds from revolving credit agreement	615,000	214,000
Principal payments on revolving credit agreement	(407,035)	(188,043)
Proceeds from exercise of stock options	8,188	7,285
Dividends paid	(5,322)	(5,262)
Excess tax benefits from share-based compensation	1,678	1,370
Net cash provided by financing activities	212,509	29,350
Effect of foreign currency	3,724	2,021
Net decrease in cash and cash equivalents	(65,170)	(11,644)
Cash and cash equivalents at beginning of period	124,517	59,021
Cash and cash equivalents at end of period	$59,347	$47,377

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$311,421	$42,759
Additional consideration paid on previous years’ acquisitions	9,433	4,604
Fair value of liabilities assumed from current year acquisitions	(28,719)	(7,941)
Cash acquired from current year acquisitions	(221)	(17)
Net cash paid for acquisitions	$291,914	$39,405

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2005	$25,493	$59,794	$667,892	$20,655	$(135,614)

Net earnings			80,569
Minimum pension liability adjustment, net				(1,750)
Translation adjustments, net				22,215
Adjustment for initial application of FAS 158, net				14,686
Dividends declared			(10,538)
Share-based compensation		6,480			141
Stock options exercised, net		(1,521)			8,021
Stock issued under employee stock purchase plan, net	147	4,483
Two-for-one common stock split effected in the form of a 100% stock dividend	21,893		(21,893)
Other		651			270
December 31, 2006	$47,533	$69,887	$716,030	$55,806	$(127,182)

Net earnings			66,069
Translation adjustments, net				28,294
Defined benefit pension and postretirement plans				(115)
Dividends declared			(8,884)
Share-based compensation		6,303			112
Stock options exercised, net		(2,500)			7,368
Stock issued under employee stock purchase plan, net	182	5,259
Adjustment for initial application of FIN 48			(505)
Other		(345)			345
September 30, 2007	$47,715	$78,604	$772,710	$83,985	$(119,357)

See notes to consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS of PRESENTATION

Curtiss-Wright Corporation with its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, oil and gas processing, agricultural equipment, transportation, power generation, security, and metalworking industries. Operations are conducted through 47 manufacturing facilities, 62 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

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

2.           ACQUISITIONS

The Corporation acquired four businesses during the nine months ended September 30, 2007, as described in more detail below.  The acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful lives of those intangible assets identified.   The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, no later than twelve months from acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma financial information shows the results of operations for the three and nine months ended September 30, 2007 and 2006, as though the 2007 and 2006 acquisitions had occurred on January 1, 2006. The unaudited pro forma presentation reflects adjustments for (i) the amortization of acquired intangible assets, (ii) depreciation of fixed assets at their acquired fair values, (iii) additional interest expense on acquisition-related borrowings, (iv) adjustment of excess senior management compensation, and (v) the income tax effect on the pro forma adjustments, using local statutory rates. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated above or the results that may be obtained in the future.

	(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$410,572	$357,799	$1,211,855	$1,050,598
Net earnings	26,410	21,812	71,463	62,802
Diluted earnings per share	$0.59	$0.49	$1.59	$1.42

Please refer to the Corporation’s 2006 Annual Report on Form 10-K for more detail on the 2006 acquisitions.  The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

Motion Control Segment

IMC Magnetics Corporation

On September 1, 2007, the Corporation acquired all the issued and outstanding stock of IMC Magnetics Corporation (“IMC”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $37.5 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $3.75 million into escrow as security for potential indemnification claims against the seller.  Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of $0.5 million less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date, and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 24 months after the closing date.  Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $15.7 million at September 30, 2007.  The goodwill is not deductible for tax purposes.

IMC produces solenoids, fans, motors and specialized products for numerous aerospace, commercial, and industrial applications.  IMC's products are used by leading original equipment manufacturers (OEMs) in a variety of applications such as fuel control systems, engine bleed, landing gear, wheel brake systems, and aircraft hydraulic directional controls.  IMC is headquartered in Tempe, Arizona, and has a production facility in Nogales, Mexico.  Revenues of the acquired business were $14.4 million for the year ended December 31, 2006.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Flow Control Segment

Benshaw, Inc.

On July 31, 2007 the Corporation acquired all the issued and outstanding stock of Benshaw, Inc. (“Benshaw”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $105.1 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $7.9 million into escrow as security for potential indemnification claims against the seller.  Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date, and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date.  Furthermore, the Corporation deposited an additional $2.5 million into escrow in consideration for the potential receipt of a material sales order.  This holdback will be released to seller upon receipt of the material sales order within calendar year 2007.   Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $52.6 million at September 30, 2007.  The Corporation has estimated that the amount of goodwill allocated to the U.S. entities purchased will be tax deductible and the Corporation will adjust these estimates based upon final analysis of third party appraisals.

Benshaw designs, develops, and manufactures mission critical motor control and protection product solutions for leading OEMs and industrial customers. Benshaw provides turnkey motor and machine control and protection solutions for OEM customers.  Benshaw is headquartered in Pittsburgh, Pennsylvania and has nine facilities in the U.S. and two in Canada.  Revenues of the acquired business were $82.0 million for the year ended December 31, 2006.

Valve Systems and Controls

On June 1, 2007, the Corporation acquired certain assets and certain liabilities of Valve Systems and Controls, L.P. (“VSC”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $78.0 million in cash and the assumption of certain liabilities of VSC. Under the terms of the Asset Purchase Agreement, the Corporation deposited $3.8 million into escrow as security for potential indemnification claims against the seller.  Any amount of holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification will be paid in 12 months after the closing date. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $50.2 million at September 30, 2007.  The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis of third party appraisals.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

VSC, is a provider of critical valve, automation, and controls solutions for all facets of flow control operations to the oil and gas market.  VSC is headquartered in Houston, Texas, with satellite offices in Baton Rouge, Louisiana, and Seoul, South Korea.  Incremental revenues of the acquired business were approximately $40.0 million for the year ended December 31, 2006.

Scientech, LLC

On May 8, 2007, the Corporation acquired certain assets and certain liabilities of Scientech, LLC (“Scientech”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $61.9 million in cash and the assumption of certain liabilities of Scientech. Under the terms of the Asset Purchase Agreement, the Corporation deposited $5.8 million into escrow as security for potential indemnification claims against the seller.  Any amount of holdback remaining after the claims for indemnification have been settled will be paid within 18 months from the acquisition date.  Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $37.9 million at September 30, 2007.  The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis of third party appraisals.

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

3.           RECEIVABLES

Receivables at September 30, 2007 and December 31, 2006 include amounts billed to customers and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed as of the dates presented.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	September 30, 2007	December 31, 2006
Billed Receivables:
Trade and other receivables	$264,027	$199,714
Less: Allowance for doubtful accounts	(6,028)	(5,389)
Net billed receivables	257,999	194,325
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	126,465	111,112
Less: Progress payments applied	(14,626)	(20,663)
Net unbilled receivables	111,839	90,449
Receivables, net	$369,838	$284,774

The net receivable balance at September 30, 2007 includes $51.6 million related to the Corporation’s 2007 acquisitions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2007	December 31, 2006
Raw material	$93,773	$67,667
Work-in-process	62,924	43,280
Finished goods and component parts	65,542	58,483
Inventoried costs related to U.S. Government and other long-term contracts	71,222	30,361
Gross inventories	293,461	199,791
Less: Inventory reserves	(29,933)	(26,152)
Progress payments applied, principally related to long-term contracts	(12,523)	(12,111)
Inventories, net	$251,005	$161,528

The net inventory balance at September 30, 2007 includes $34.5 million related to the Corporation’s 2007 acquisitions.

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2006	$130,062	$257,156	$23,883	$411,101
Goodwill from 2007 acquisitions	140,693	15,707	−	156,400
Change in estimate to fair value of net assets acquired in prior years	959	(1,535)	310	(266)
Additional consideration of prior years’ acquisitions	8,460	1,017	5	9,482
Currency translation adjustment	1,950	8,293	278	10,521
September 30, 2007	$282,124	$280,638	$24,476	$587,238

The purchase price allocations relating to the businesses acquired during 2007 are based on estimates and have not yet been finalized.  The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, no later than twelve months from acquisition.

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

	(In thousands)
September 30, 2007	Gross	Accumulated Amortization	Net
Technology	$118,795	$(24,654)	$94,141
Customer related intangibles	134,336	(20,687)	113,649
Other intangible assets	21,193	(2,666)	18,527
Total	$274,324	$(48,007)	$226,317

	(In thousands)
December 31, 2006	Gross	Accumulated Amortization	Net
Technology	$94,611	$(19,403)	$75,208
Customer related intangibles	86,205	(14,400)	71,805
Other intangible assets	12,416	(1,349)	11,067
Total	$193,232	$(35,152)	$158,080

The following table presents the changes in the net balance of intangibles assets during the nine months ended September 30, 2007.

	(In thousands)
	Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2006	$75,208	$71,805	$11,067	$158,080
Acquired during 2007	21,759	45,560	8,608	75,927
Amortization expense	(4,820)	(5,693)	(1,143)	(11,656)
Change in estimate to fair value of net assets acquired in prior years	(250)	(259)	(90)	(599)
Net currency translation adjustment	2,243	2,237	85	4,565
September 30, 2007	$94,140	$113,650	$18,527	$226,317

The purchase price allocations relating to the businesses acquired during 2007 are based on estimates and have not yet been finalized.  The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, no later than twelve months from acquisition.

The estimated future amortization expense of purchased intangible assets is $19.7 million, $18.2 million, $17.7 million, $17.5 million, and $15.8 million for 2008, 2009, 2010, 2011, and 2012, respectively.  The estimated weighted average life of the purchased intangibles is 13 years for the 2007 acquisitions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
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

	(In thousands)
	2007	2006
Warranty reserves at January 1,	$9,957	$9,850
Provision for current year sales	2,597	2,539
Increase due to acquisitions	811	27
Current year claims	(1,707)	(1,597)
Change in estimates to pre-existing warranties	(1,347)	(604)
Currency translation adjustment	444	347
Warranty reserves at September 30,	$10,755	$10,562

8.           INCOME TAXES

Our effective tax rate for the third quarter 2007 was 32.0% as compared to 35.4% for the third quarter 2006. The third quarter 2007 was lower due to final provision to return adjustments and enhanced manufacturing deductions.

Our effective tax rate for the first nine months of 2007 was 34.4% as compared to 31.2% in 2006.  Our effective tax rate for the first nine months of 2006 was favorably impacted by a tax provision to return adjustment of $2.0 million relating to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment.

Implementation of FIN 48

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of the implementation of FIN 48, the Corporation made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of this review, the Corporation recognized additional liabilities totaling $0.5 million through a charge to retained earnings. Upon the adoption of FIN 48, the estimated value of the Corporation’s uncertain tax positions is a liability of $3.3 million. The liability for uncertain tax positions is carried in income tax payable and other liabilities in the consolidated financial statements as of September 30, 2007, of which $3.2 million is reported as long-term.

If the Corporation’s positions are sustained by the taxing authority in favor of the Corporation, approximately $1.1 million would be treated as a reduction of goodwill, and the balance of $2.2 million would reduce the Corporation’s effective tax rate. The Corporation does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months.

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

The Corporation files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Corporation’s federal income tax returns are open for 2003 through 2006 tax years.  The Corporation files in numerous state and foreign jurisdictions with varying statutes of limitation. The state and foreign returns are open from 2002 through 2006 depending upon each taxing jurisdiction’s statute of limitation.  The Corporation is currently under audit in Canada for periods 2001, 2002, 2004, and 2005. The Corporation is also under audit in Germany for periods 2002 through 2004.  The Corporation believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions.

9.           DEBT

During the first nine months of 2007, we used $213.0 million in available credit under the Revolving Credit Agreement to fund investing activities. The unused credit available under the Revolving Credit Agreement at September 30, 2007 was $164.2 million.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 5.6% during the third quarter of 2007 and 5.4% for the comparable prior year period.

On August 10, 2007, the Corporation and certain of its subsidiaries refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes.  The Corporation’s available credit under the credit facility increased from $400.0 million to $425.0 million from a syndicate of banks, led by Bank of America, N.A. as the agent bank, with an accordion feature to expand the overall credit line to a maximum aggregate amount of $600.0 million.  The consortium has remained relatively the same.  The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable.  In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit.

10.         PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

In February 2007, a plan amendment was executed with an effective date of January 1, 2007 merging the Curtiss-Wright Electro-Mechanical Corporation (“EMD”) Pension Plan into the Curtiss-Wright Pension Plan, hereafter named the Curtiss-Wright Pension Plan.  The merger has no effect on the level of plan benefits provided to participants or the management of plan assets since the funds for both plans was historically managed under one master trust.  As a result of the merger, the assets and liabilities of the respective plans have been combined in the consolidated balance sheet, resulting in a reclassification of accrued EMD pension liability of $32.9 million to reduce the Curtiss-Wright long-term prepaid pension asset.

The following tables are consolidated disclosures of all domestic and foreign pension plans as described in the Corporation’s 2006 Annual Report of Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pension Plans
The components of net periodic pension cost for the three and nine months ended September 30, 2007 and 2006 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$5,066	$4,969	$15,160	$14,484
Interest cost	4,776	4,274	14,303	13,431
Expected return on plan assets	(7,058)	(6,617)	(21,145)	(19,957)
Amortization of:
Transition asset/obligation	−	(1)	−	(3)
Prior service cost	120	159	360	292
Unrecognized actuarial loss	129	135	383	375
Periodic benefit cost	$3,033	$2,919	$9,061	$8,622
Special termination benefits	−	−	−	1,555
Net periodic benefit cost	$3,033	$2,919	$9,061	$10,177

During the nine months ended September 30, 2007, the Corporation made contributions of $3.2 million for the 2006 plan year to the EMD Pension Plan. No further contributions to the EMD Pension Plan for the 2006 plan year are expected in 2007.  In addition, contributions of $2.1 million were made to the Corporation’s foreign benefit plans during the first nine months of 2007.  Contributions to the foreign plans are expected to be $2.6 million in 2007.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$132	$132	$397	$397
Interest cost	428	412	1,283	1,234
Amortization of net gain	(133)	(134)	(400)	(400)
Net periodic benefit cost	$427	$410	$1,280	$1,231

During the nine months ended September 30, 2007, the Corporation has paid $1.2 million on the postretirement plans.  During 2007, the Corporation anticipates contributing $2.1 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	44,413	43,903	44,285	43,779
Dilutive effect of stock options and deferred stock compensation	689	435	640	475
Diluted weighted average shares outstanding	45,102	44,338	44,925	44,254

There were no antidilutive shares for the three and nine months ended September 30, 2007 and 2006.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended September 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$190,811	$142,524	$62,933	$396,268	$	−	$396,268
Intersegment revenues	−	48	266	314		(314)	−
Operating income	18,733	14,756	12,597	46,086		(1,598)	44,488

	(In thousands) Three Months Ended September 30, 2006
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$129,819	$125,639	$56,343	$311,801	$	−	$311,801
Intersegment revenues	−	584	236	820		(820)	−
Operating income	14,014	15,310	10,448	39,772		(2,521)	37,251

	(In thousands) Nine Months Ended September 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$491,702	$412,730	$190,021	$1,094,453	$	−	$1,094,453
Intersegment revenues	−	625	779	1,404		(1,404)	−
Operating income	38,758	43,626	38,554	120,938		(2,899)	118,039

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands) Nine Months Ended September 30, 2006
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other		Consolidated Totals
Revenue from external customers	$380,277	$356,496	$167,215	$903,988	$	−	$903,988
Intersegment revenues	−	951	601	1,552		(1,552)	−
Operating income	36,901	33,436	31,630	101,967		(7,020)	94,947

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
September 30, 2007	$842,080	$778,233	$224,191	$1,844,504	$88,331	$1,932,835
December 31, 2006	495,000	695,219	222,745	1,412,964	179,192	1,592,156

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total segment operating income	$46,086	$39,772	$120,938	$101,967
Corporate and administrative	(1,598)	(2,521)	(2,899)	(7,020)
Other income (expense), net	231	(18)	1,581	295
Interest expense	(7,712)	(5,721)	(18,916)	(17,103)
Earnings before income taxes	$37,007	$31,512	$100,704	$78,139

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$25,175	$20,356	$66,069	$53,726
Defined benefit pension and post-retirement plan	(162)	-	(115)	-
Equity adjustment from foreign currency translations, net	14,032	473	28,294	16,667
Total comprehensive income	$39,045	$20,829	$94,248	$70,393

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (NRC) licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is planned for 2017, is $4.0 million.

The Corporation recorded a receivable of $1.7 million for the recovery from the U.S. Government, which is based on a pending settlement, for environmental remediation costs associated with our EMD facility in Cheswick, Pennsylvania. The Corporation deemed the recovery probable per SOP 96-1 "Environmental Remediation Liabilities".

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At September 30, 2007, and December 31, 2006 the Corporation had contingent liabilities on outstanding letters of credit of $55.0 million and $37.8 million, respectively.

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

COMPANY ORGANIZATION

We are a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the flow control, motion control, and metal treatment markets.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one business sector, and to maintain strong positions in profitable niche markets.  Approximately 40% of our revenues are generated from defense-related markets.

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

Therefore, for the three months ended September 30, 2007, our organic growth does not include operating results related to our 2007 acquisitions, and two months of operating results of Swantech, which are considered “incremental”.  Similarly, our organic growth calculation for the nine months ended September 30, 2007 excludes the results of operations for our 2007 acquisitions, four months of operating results of Allegheny Coatings and Enpro Systems, Ltd., and eight months of operating results of Swantech.

Three months ended September 30, 2007

Sales for the third quarter of 2007 totaled $396.3 million, an increase of 27% from sales of $311.8 million for the third quarter of 2006.  New orders received for the current quarter of $675.7 million increased 109% from new orders of $324.1 million for the third quarter of 2006.  Approximately $245 million or 70% of the increase in new orders is a result of the award of the reactor coolant pump contracts with China’s State Nuclear Power Technology Corporation (SNPTC) and Westinghouse Electric Company (Westinghouse) for four new AP1000 reactors. The acquisitions made in 2006 and 2007 contributed $35.2 million in incremental new orders received in the third quarter of 2007. Backlog increased 57% to $1,376.8 million at September 30, 2007 from $875.5 million at December 31, 2006.  The acquisitions made during 2007 represented $150.0 million of the backlog at September 30, 2007.  Approximately 40% of our backlog is defense-related.

Sales growth for the third quarter of 2007, as compared to the same period last year, was due to strong organic growth of 12% and incremental sales from our 2006 and 2007 acquisitions of $48.1 million.  Our organic sales growth was driven by balanced contributions from all three segments.

In our base businesses, higher sales to the oil and gas and commercial aerospace markets drove our organic sales growth. Our Flow Control segment’s coker valve products continue to penetrate the oil and gas market, and contributed significantly to our $20.5 million organic increase in this market. The remaining change resulted from strong sales of other valves, engineering services, and field service work as the oil and gas market continues its increased capital spending. Global commercial aerospace original equipment manufacturer (OEM) revenues were up in our Motion Control and Metal Treatment segments, the main contributors to the $8.3 million increase in this market. The improvement in this market was led by increased production requirements from our customers as well as content on new programs. In addition, foreign currency translation favorably impacted sales by $4.1 million for the quarter ended September 30, 2007 compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the third quarter of 2007 totaled $44.5 million, a 19% increase over the same period last year of $37.3 million. Overall organic operating income increased 8% due primarily to the higher sales noted above and previously implemented cost reduction initiatives. The strong organic operating income growth was driven primarily by our Metal Treatment segment, which experienced organic operating income growth of 21% over the comparable prior year period.  Our Flow Control segment’s organic operating income improved 3% and our Motion Control segment declined 4% compared to the prior year period.  The decline in Motion Control’s operating income was mainly due to less favorable sales mix resulting from reduced spares sales and increased development work. Additionally, our 2006 and 2007 acquisitions contributed $4.4 million in incremental operating income in the third quarter of 2007 as compared to the prior year period. Foreign currency translation had an unfavorable impact of $0.2 million on operating income for the third quarter of 2007, as compared to the prior year period.

Despite the increase in operating income, our operating margin declined 70 basis points, as productivity gains on the higher sales at our Metal Treatment segment were more than offset by less favorable sales mix mainly in our Motion Control segment, increased research and development expenses, and continued investments in both commercial and military development programs which have an adverse impact on the margins in the short-term. In addition, our acquisitions which typically have lower margins initially than our base businesses, accounted for 30 of the 70 basis point decline in operating margins.

Net earnings for the third quarter of 2007 totaled $25.2 million, or $0.56 per diluted share, an increase of 24% as compared to net earnings for the third quarter of 2006 of $20.4 million, or $0.46 per diluted share. Our effective tax rate for the third quarter 2007 was 32.0% as compared to 35.4% for the third quarter 2006. The third quarter 2007 was lower due to final provision to return adjustments and enhanced manufacturing deductions. Interest expense for third quarter of 2007 increased mainly due to higher debt levels resulting from our recent acquisitions, and to a lesser extent, the slightly higher interest rates, as compared to the prior year.

Nine months ended September 30, 2007

Sales for the first nine months of 2007 totaled $1,094.5 million, an increase of 21% from sales of $904.0 million for same period last year.  New orders received for the first nine months of 2007 of $1,433.9 million were up 47% over the new orders of $976.3 million for the first nine months of 2006. Approximately $293 million of the increase in new orders is a result of the awards of the reactor coolant pump contracts with SNPTC and Westinghouse for four new AP1000 reactors. The acquisitions made in 2006 and 2007 contributed $65.3 million in incremental new orders received in the first nine months of 2007.

Organic sales growth of 13% for the first nine months of 2007, as compared to the same period last year, was driven by all three operating segments, led by 15% organic growth in our Motion Control segment and 11% organic growth in our Flow Control and Metal Treatment segments during the first nine months of 2007 as compared to the prior year period. Sales for the first nine months of 2007 also benefited from the 2006 and 2007 acquisitions which contributed $75.3 million in incremental sales.

In our base businesses, higher sales to the oil and gas, commercial aerospace, and ground defense markets drove our organic sales growth. Our Flow Control segment’s coker valve products and other valve and field service sales contributed significantly to our $51.2 million organic increase in the oil and gas market. Global commercial aerospace OEM products revenues were up in both our Motion Control and Metal Treatment segments, resulting in a $27.0 million increase in this market.  Improvements in both of these markets are essentially the same as those stated in the quarterly results. Sales of our Motion Control segment’s actuator and embedded computing products provided the majority of the $10.8 million improvement in the aerospace defense market, driven mainly by increased customer orders and the timing of shipments. Growth in the defense market sales of our Motion Control segment’s embedded computing products for the Future Combat System were mostly offset by lower Flow Control segment pump and generator sales to the U.S. Navy due to the timing of their procurement cycles. In addition, foreign currency translation favorably impacted sales by $12.2 million for the first nine months of 2007, compared to the prior year period.

Operating income for the first nine months of 2007 totaled $118.0 million, up 24% over the $94.9 million from the same period last year. Overall organic operating income increased 19% over the comparable period as the benefits from the higher sales volumes and previously implemented cost reduction

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

initiatives were partially offset by cost overruns of approximately $3.5 million on fixed price development contracts for the U.S. Navy and business consolidation costs and related labor inefficiencies in our Flow Control segment. Our organic operating income growth was driven primarily by our Motion Control segment, which experienced organic operating income growth of 30% due primarily to higher sales volumes and cost reduction efforts, while our Metal Treatment segment experienced organic operating income growth of 20% mainly due to the higher sales. Offsetting these increases was a decline in organic operating income within our Flow Control segment of 7% as compared to the prior year, due to the items mentioned above, and increased investment in new commercial programs and higher research and development expenses.  Our 2006 and 2007 acquisitions contributed $5.0 million in incremental operating income during the first nine months of 2007.  The lower operating income margin of our acquisitions is due to purchase accounting adjustments, business consolidation costs, and start-up costs in our Flow Control and Motion Control segments.  Foreign currency translation favorably impacted operating income by $0.9 million for the first nine months of 2007, as compared to the prior year period.

Net earnings for the first nine months of 2007 totaled $66.1 million, or $1.47 per diluted share, an increase of 23% as compared to the net earnings for the first nine months of 2006 of $53.7 million, or $1.21 per diluted share. Our effective tax rate for the first nine months of 2007 was 34.4% as compared to 31.2% in 2006.  Our effective tax rate for the first nine months of 2006 was favorably impacted by a tax provision to return adjustment of $2.0 million relating to research and development credits from our Canadian operations and the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment. Interest expense for the first nine months of 2007 increased mainly due to higher debt levels resulting from our recent acquisitions, and to a lesser extent, the slightly higher interest rates, as compared to the prior year. Higher non-operating other income is mainly due to increased investment income.

Segment Operating Performance:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Sales:
Flow Control	$190,811	$129,819	47.0%	$491,702	$380,277	29.3%
Motion Control	142,524	125,639	13.4%	412,730	356,496	15.8%
Metal Treatment	62,933	56,343	11.7%	190,021	167,215	13.6%

Total Sales	$396,268	$311,801	27.1%	$1,094,453	$903,988	21.1%

Operating Income:

Flow Control	$18,733	$14,014	33.7%	$38,758	$36,901	5.0%
Motion Control	14,756	15,310	(3.6%)	43,626	33,436	30.5%
Metal Treatment	12,597	10,448	20.6%	38,554	31,630	21.9%

Total Segments	46,086	39,772	15.9%	$120,938	$101,967	18.6%
Corporate & Other	(1,598)	(2,521)	(36.6%)	(2,899)	(7,020)	(58.7%)

Total Operating Income	$44,488	$37,251	19.4%	$118,039	$94,947	24.3%

Operating Margins:
Flow Control	9.8%	10.8%		7.9%	9.7%
Motion Control	10.4%	12.2%		10.6%	9.4%
Metal Treatment	20.0%	18.5%		20.3%	18.9%
Total Curtiss-Wright:	11.2%	11.9%		10.8%	10.5%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Flow Control

Sales for the Corporation’s Flow Control segment increased 47% to $190.8 million for the third quarter of 2007 from $129.8 million in the third quarter of 2006. The increase in sales was driven by strong organic sales growth of 12% and contributions from our 2006 and 2007 acquisitions of $45.7 million. The organic sales growth was driven by a $20.2 million increase in sales to the oil and gas market which equates to a 51% organic growth over the same period of 2006. Sales to remaining commercial markets were up slightly year-over-year. These improvements were partially offset by a decline in sales to the U.S. Navy of $5.4 million in the third quarter of 2007 as compared to the prior year period.

Strong demand continued for our coker valve products as they gain greater market acceptance and our installed base continues to perform well. The higher sales of the coker valve products accounted for approximately 40% of the oil and gas market increase. The remaining increase is due to higher sales of other valves, engineering services, and field work as worldwide refineries continue to increase capital spending and maintenance expenditures as they invest money to increase capacity and improve plant efficiencies as well as support new refinery construction in Europe and the Middle East. The decline in sales to the U.S. Navy were mainly due to lower sales of electromechanical pumps and generators of $10.2 million used on the aircraft carriers and submarines resulting from the timing of the procurement cycle for those programs.  The decline in our traditional U.S. Navy business was partially offset by increased development work on naval surface ships and higher production work on the electro magnetic advanced landing system (EMALS) for the aircraft carrier program. Foreign currency translation favorably impacted this segment’s sales for the third quarter of 2007 by $0.3 million as compared to the prior year period.

Operating income for the third quarter of 2007 was $18.7 million, an increase of 34% as compared to $14.0 million for the same period last year.  This segment’s organic operating income was 3% higher than the comparable prior year period due to higher sales volume and improved operating performance in our consolidated TapcoEnpro business unit which began its consolidation process in 2006. This segment also received $1.7 million of recovery from the U.S. Government in the third quarter of 2007 for environmental remediation costs. Additionally, our 2006 and 2007 acquisitions contributed $4.3 million in incremental operating income in the third quarter of 2007 as compared to the prior year period. The operating margin for Flow Control declined 100 basis points primarily due to continued investment in development programs for the naval defense, oil and gas, and power generation markets, and increased research and development costs, mainly in our commercial nuclear market. Foreign currency translation had an unfavorable impact of $0.1 million on this segment’s operating income in the third quarter of 2007 as compared to the prior year period.

Sales for the first nine months of 2007 were $491.7 million, an increase of 29% over the same period last year of $380.3 million. The increase in year-to-date sales was driven by strong organic sales growth of 11% and incremental contributions from our 2006 and 2007 acquisitions of $68.6 million. The organic sales growth in the first nine months of 2007 resulted from higher sales to the oil and gas market of $49.8 million and higher sales to the commercial nuclear power generation market of $2.8 million. Partially offsetting these improvements were lower sales to the U.S. Navy of $12.9 million.

Sales to the oil and gas market were driven by our coker valve which accounted for approximately 50% of the sales improvement in the first nine months of 2007 versus the prior year, as our products continue to gain greater market acceptance and our installed base continues to perform well.  Sales of other valves, engineering services, and field service work also contributed to the increase in the oil and gas market as increased capital spending and repair and maintenance expenditures by refineries worldwide continues as they invest money to increase capacity and improve plant efficiencies. Sales to the commercial nuclear power generation market, which is driven by customer maintenance schedules and often vary in timing, had higher engineering and design support services and valve sales for power plants as well as the addition of new teaming partners. The lower sales to the U.S. Navy was mainly driven by decreased electromechanical generator and pump sales of $20.4 million resulting from the timing of funded contracts for the aircraft carrier and submarines. Lower sales of our JP-5 jet fuel transfer valves used on Nimitz-class aircraft carriers of $2.6 million and ball valves used on Virginia-class submarines of $2.1 million also negatively impacted sales to the U.S. Navy.  Partially offsetting these declines in the first nine months of 2007 were higher development work for naval surface ships and aircraft carriers and higher production work on the EMALS program of $16.0 million. Foreign currency translation favorably impacted this segment’s sales by $0.7 million for the first nine months of 2007, as compared to the same period last year.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the first nine months of 2007 was $38.8 million, an increase of 5% as compared to $36.9 million for the same period last year. The 2007 and 2006 acquisitions contributed $4.3 million in incremental operating income in the first nine months of 2007.  Organic operating income declined 7% for the first nine months of 2007 as compared to the prior year period as higher sales volume was offset by additional development work and cost overruns on certain contracts within our naval business, business consolidation costs and related labor inefficiencies, higher material costs within our oil and gas market, and less favorable mix in our commercial power generation market. Additionally, this segment’s operating income margin was impacted by the continued investment in the development of new commercial and military technologies and applications, and higher research and development costs, mainly within our commercial power and oil and gas markets. Foreign currency translation unfavorably impacted this segment’s operating income by $0.2 million in the first nine months of 2007 as compared to the prior year.

New orders received for the Flow Control segment totaled $455.2 million in the third quarter of 2007 and $774.7 million for the first nine months of 2007, representing an increase of 314% and 91%, respectively, over the same periods in 2006. The acquisitions made in 2006 and 2007 contributed $51.8 million and $75.4 million in incremental new orders received in the third quarter and first nine months of 2007, respectively. Approximately $245 million and $293 million of the increase in new orders for the third quarter and first nine months of 2007, respectively, is a result of the awards of the reactor coolant pump contracts with SNPTC and Westinghouse for four new AP1000 reactors. Continued strong demand in the oil and gas market for our products also contributed to the increase. Backlog increased 93% to $840.7 million at September 30, 2007 from $434.9 million at December 31, 2006. The acquisitions made during 2007 represented $127.5 million of the backlog at September 30, 2007.

Motion Control

Sales for our Motion Control segment increased 13% to $142.5 million in the third quarter of 2007 from $125.6 million in the third quarter of 2006. The increase in sales was driven by strong organic sales growth of 12% and an incremental contribution from our IMC Magnetics acquisition of $2.4 million.  The organic sales growth was primarily due to higher sales of $4.8 million to the commercial aerospace market, higher sales of $4.5 million to the naval defense market, and higher sales of $2.3 million to the defense aerospace market.

The improvement in the commercial aerospace market was largely due to our OEM content on the Boeing 700 series platform, which benefited from their increasing order base and new programs.  This represented approximately 40% of the market increase. The remaining improvement was mainly due to higher flight data recorders and other sensor sales for OEM customers, and higher sales of our new Rotor Ice Protection Systems (RIPS) for helicopter manufacturers.  Partially offsetting these increases are lower shipments of controller products to Airbus, and lower repair and overhaul services due to the timing of aircraft maintenance schedules. Increases in the naval defense market are due to higher sales of embedded computing boards and subsystems to international navies resulting from higher new orders. The timing of funding for our helicopter landing systems used on the DDG destroyer programs also contributed to this market improvement. The defense aerospace market improvement was highlighted by higher sales of embedded computing products resulting from accelerated program activity on the Global Hawk unmanned aircraft system, as well as higher sales of actuation systems due to additional F-22 shipset units. Foreign currency translation favorably impacted sales for the third quarter of 2007 by $1.9 million as compared to the prior year period.

Operating income for the third quarter of 2007 was $14.8 million, a decrease of 4% over the same period last year of $15.3 million.  The impact of the higher volume was more than offset by less favorable sales mix. The reduction in operating margin was driven primarily by lower margin new business and development work within our commercial aerospace and defense markets, the timing of lower sales of higher margin military and commercial spares, and higher research and development costs within our embedded computing business. As the acquisition of IMC Magnetics closed in early September 2007, there was just a minimal contribution to operating income for the third quarter of 2007. Foreign currency translation had an unfavorable impact of $0.8 million on operating income in the third quarter of 2007, as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Sales for the first nine months of 2007 were $412.7 million, an increase of 16% from sales of $356.5 million during the first nine months of 2006. The increase in sales was driven by strong organic sales growth of 15% and the incremental contribution of $2.4 million from our IMC Magnetics acquisition. Organic sales growth in the first nine months of 2007 was mainly due to higher sales to the commercial aerospace market of $19.5 million, higher sales to the defense markets, including aerospace defense of $11.0 million, ground defense of $10.2 million, and the naval defense market of $6.8 million.

The improvement in the commercial aerospace market was mainly due to increased sales of various actuation and sensor products to aerospace OEMs resulting from additional ship set requirements of 737 and 747 actuation systems, the start-up of the 787 program, and other new opportunities with Boeing. These various Boeing programs contributed 40% of the market improvement. The remaining increase in the market was driven by strong international orders for our flight data recorders and other integrated sensing products. Additionally, higher smoke detection sensor sales due to the start-up of the Eclipse platform in the regional jet segment and higher sales of RIPS for helicopters contributed to the market improvement.  The increase in sales to the aerospace defense market was due to higher sales of actuator products resulting from additional Black Hawk production orders, increased F-22 production as the U.S. Air Force increases procurement efforts, and higher shipments for the V-22 program. The remaining increase in this market was driven by strong demand for our embedded computing products used on various U.S. Army and Air Force programs. Sales of embedded computing products to the ground defense market increased primarily due to additional orders for the U.S. Army Future Combat System.  This improvement was partially offset by lower spares orders for the Bradley Fighting Vehicle and delayed production orders for the Armored Security Vehicle.  The improvement in the naval defense market was mainly due to higher international sales of our embedded computing and marine defense products. Foreign currency translation favorably impacted sales for the first nine months of 2007 by $5.5 million as compared to the prior year period.

Operating income for the first nine months of 2007 was $43.6 million, an increase of 31% over the same period last year of $33.4 million.  The benefit of the higher sales volume and operating cost reduction initiatives, mainly within our embedded computing business, were the main contributing factors for the operating margin improvement. We also experienced an improvement in our naval defense landing systems business, which was acquired in 2005, due to favorable sales mix, production efficiencies, and cost reduction efforts. These improvements were partially offset by less favorable sales mix resulting from less high margin spares sales and the investment in new business and development work which initially has lower margins.  In addition, higher research and development costs were driven by additional headcount and work within our embedded computing business. Foreign currency translation had an unfavorable impact of $1.0 million on operating income in the first nine months of 2007, as compared to the prior year period.

New orders received for the Motion Control segment totaled $157.6 million in the third quarter of 2007, essentially flat with the same period last year of $158.0 million, and $468.7 million for the first nine months of 2007, representing an increase of 16% from 2006.  The increase in new orders for the first nine months of 2007 was mainly due to contract wins for commercial aerospace actuation systems, naval defense landing systems, and ground defense embedded computing systems. Total backlog increased 22% to $533.5 million at September 30, 2007 from $438.6 million at December 31, 2006. The IMC Magnetics acquisition made during 2007 represented $22.6 million of the backlog at September 30, 2007.

Metal Treatment

Sales for the Corporation’s Metal Treatment segment totaled $62.9 million for the third quarter of 2007, up 12% when compared with $56.3 million in the third quarter of 2006, all growth being organic. The organic sales growth was primarily due to increased sales to the commercial aerospace market of $4.4 million with the remaining growth equally split between the automotive and power generation markets.

The organic sales improvement in the commercial aerospace market is mainly due to higher shot peening services to our global customers resulting from increased build rates and higher wing forming services in the commercial aerospace OEM market.  Higher specialty coating and heat treating services also

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

contributed to the gain in this market resulting from improving economic conditions. Sales were higher in the automotive market driven by strong demand for our global specialty coating services and shot peening services to the European market, partially offset by lower sales in the North American automotive market. The growth in our power generation market was due to higher shot peening services on non-nuclear turbines.  Foreign currency translation favorably impacted sales for the third quarter of 2007 by $1.9 million as compared to the prior year period.

Operating income for the third quarter of 2007 increased 21% to $12.6 million from $10.4 million for the same period last year, all growth being organic.  The organic operating income growth for the third quarter of 2007 was due mainly to the higher sales volume, primarily in our European shot peening and specialty coatings divisions, which also benefited from increased productivity.  This margin improvement was partially offset by expenses related to start up operations in the United Kingdom and Sweden.   Foreign currency translation had a favorable impact on this segment’s operating income of $0.7 million for the third quarter of 2007 as compared to the prior year period.

Sales for the Corporation’s Metal Treatment segment totaled $190.0 million for the first nine months of 2007, up 14% when compared with $167.2 million for the comparable period of 2006. Our 2006 acquisition contributed $4.3 million of incremental sales in the first nine months of 2007 while organic sales growth was 11%. The organic sales growth was primarily due to increased sales to the commercial aerospace market of $10.0 million, higher sales to the automotive, oil and gas, power generation, and defense markets, which each grew approximately $2.0 million as compared to the prior year period.

The organic growth in our commercial aerospace market was due to strong sales from our global shot peening and specialty coating services resulting from increased build rates, new programs, and increased wing skin forming services all to the commercial aerospace market.  Increased heat treating services resulting from higher orders from large OEM and regional jet suppliers also contributed to the growth in this market. Sales growth in the automotive market was driven by strong demand for our global specialty coating services and shot peening services to the European market, partially offset by the lower sales in the North American automotive market. The improvement in the oil and gas market was driven by solid demand for all of our global shot peening and heat treating services.  Growth in the commercial power market was mainly driven by increased demand for our shot peening services. The defense market growth was due to increased shot peening services for military helicopters and ground vehicles. In addition, foreign currency translation favorably impacted sales for the first nine months of 2007 by $5.9 million, as compared to the prior year period.

Operating income for the first nine months of 2007 increased 22% to $38.5 million from $31.6 million for the same period last year.  Organic operating income growth for the first nine months of 2007 was 21% over the same period in 2006, while the 2006 acquisition contributed $0.6 million of incremental operating income to the first nine months of 2007.  The operating income growth was primarily due to the incremental contribution to gross margins of the higher volumes noted above.  This growth was partially offset by an increase in expenses related to start up operations in the United Kingdom and Sweden.    Foreign currency translation had a favorable impact on this segment’s operating income of $2.1 million for the first nine months of 2007 as compared to the prior year period.

New orders received for the Metal Treatment segment totaled $62.8 million in the third quarter of 2007 and $190.5 million for the first nine months of 2007, representing an increase of 12% and 14% from the same periods in 2006, respectively.  The acquisition made in 2006 contributed $6.5 million in incremental new orders received in the first nine months of 2007. Backlog increased 24% to $2.5 million at September 30, 2007 from $2.1 million at December 31, 2006.

Corporate and Other

Non-segment operating expense improved for both the third quarter and first nine months of 2007 versus the comparable prior year periods, by $1.0 million and $4.1 million, respectively.  The improvement was primarily due to lower unallocated medical costs under the Corporation’s self-insured medical insurance plan and lower pension expense.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Interest Expense

Interest expense increased $2.0 million for the third quarter of 2007 and $1.8 million for the first nine months of 2007 versus the comparable prior year periods.  The increases were mainly due to higher average outstanding debt associated with the funding of our acquisitions and accounted for 80% of the increase. The remaining change was due to slightly higher interest rates.  Our average outstanding debt increased by 26% and 5% for the three and nine months ended September 30, 2007, respectively, as compared to the comparable prior year periods. Our average rate of borrowing increased by 28 and 20 basis points for the three and nine months ended September 30, 2007, respectively.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor and is therefore subject to market fluctuations and conditions. A substantial portion of our business is in the defense market, which is characterized predominantly by long-term contracts.  In addition, some of our commercial business have long-term contracts.  Most of our long-term contracts allow for several billing points (progress or milestones) that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements.  In some cases, these payments can exceed the costs incurred on a project.

Operating Activities

Our working capital was $385.5 million at September 30, 2007, an increase of $54.9 million from the working capital at December 31, 2006 of $330.5 million.  The ratio of current assets to current liabilities was 2.1 to 1 at both September 30, 2007 and December 31, 2006.  Cash and cash equivalents totaled $59.3 million at September 30, 2007, down from $124.5 million at December 31, 2006.  Days sales outstanding (DSO) at September 30, 2007 were 53 days as compared to 48 days at December 31, 2006.  Inventory turns were 4.8 for the nine months ended September 30, 2007 as compared to 5.5 at December 31, 2006.

Excluding cash, working capital increased $120.1 million from December 31, 2006 partially due to the 2007 acquisitions. The remainder of the increase was driven primarily by an increase of $55.4 million in inventories, $39.6 million in receivables, a $13.5 million decrease in accounts payable, and a $10.7 million increase in income taxes payable.  The increase in receivables can be attributed to the timing of milestone billings, an increase in the DSO along with higher sales volume, and strong collections in the fourth quarter of 2006.  The increase in inventories relates to a build up for future sales and the stocking of material for new programs, delayed customer shipments and milestone billings, and increased material costs.  We also procured additional material to hedge against rising steel prices and the stocking of long lead materials for our long-term contracts and new programs.  These increases in working capital were mostly offset by an increase in deferred revenue of $49.0 million.  The significant increase in deferred revenue relates primarily to the advance funding received from Westinghouse related to the AP1000 program and higher advance payments from our oil and gas customers.

Investing Activities

The Corporation acquired four businesses in the first nine months of 2007.  Funds available under the Corporation’s credit agreement were utilized for funding the purchase price of the acquisitions, which totaled $282.5 million.  Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets stringent criteria.  As such, future acquisitions, if any, may be funded through the use of the Corporation’s cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.  As indicated in Note 2 to the Consolidated Financial Statements of our 2006 Annual Report on Form 10-K, certain acquisition agreements contain contingent purchase price adjustments, such as potential earn-out payments. During the first nine months of 2007, the Corporation made $9.4 million in earn-out payments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Capital expenditures were $35.5 million in the first nine months of 2007. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments.  We expect to make additional capital expenditures of approximately $30.0 million during the remainder of 2007 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities mainly to support the new AP1000 reactor program, and investments in new product lines and facilities.

Financing Activities

During the first nine months of 2007, we used $213.0 million in available credit under the Revolving Credit Agreement to fund investing activities. The unused credit available under the Revolving Credit Agreement at September 30, 2007 was $164.2 million.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 5.6% during the third quarter of 2007 and 5.4% for the comparable prior year period.

On August 10, 2007, the Corporation and certain of its subsidiaries refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes.  The Corporation’s available credit under the credit facility increased from $400.0 million to $425.0 million from a syndicate of banks, led by Bank of America, N.A. as the agent bank, with an accordion feature to expand the overall credit line to a maximum aggregate amount of $600.0 million.  The consortium has remained relatively the same.  The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable.  In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the nine months ended September 30, 2007.  Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2007, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.                      RISK FACTORS

There have been no material changes in our Risk Factors during the three and nine months ended September 30, 2007.  Information regarding our Risk Factors is more fully described in item “1A. Risk Factors” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three and nine months ended September 30, 2007.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2007 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 10.1
Second Amended and Restated Credit Agreement dated as of August 10, 2007 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2007)

Exhibit 10.2	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Retirement Plan as amended and restated effective January 1, 2001 (filed herewith)*

Exhibit 10.3	Restricted Stock Unit Agreement, dated as of October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 25, 2007) *

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Exhibit 10.4	Restricted Stock Unit Agreement, dated as of October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 25, 2007)*[1]

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

1 Indicates contract or compensatory plan or arrangement

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
         Dated:  November 8, 2007