Form 10-K
period 2007-12-31
CURTISS WRIGHT CORP
filed 2008-02-27
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]    Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007, was approximately $2.1 billion.

The number of shares outstanding of each of the Registrant’s classes of Common stock as of January 31, 2008:

Class	Number of shares
Common stock, par value $1 per share	44,716,910

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2008 Annual Meeting of Stockholders to be held on May 2, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

FORWARD-LOOKING INFORMATION

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking” information within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking information include but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking information may be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “could, “ “anticipates,” the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking information. Such statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes To Consolidated Financial Statements, and Item 11. Executive Compensation. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

  the Corporations’ successful execution of internal performance plans and estimates to complete;

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

  changing priorities or reductions in the U.S. and Foreign Government defense budgets;

  contract continuation and future contract awards;

  U.S. and international military budget constraints and determinations;

  the other factors discussed under the caption “Risk Factors” in Item 1A below;

  and other factors that generally affect the business of companies operating in the Corporation’s markets and/or industries.

These forward-looking statements speak only as of the date they were made and the Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. We design and manufacture highly engineered, advanced technologies that perform critical functions in demanding conditions in the defense, commercial aerospace, energy, and general industrial markets, where performance and reliability are essential. Our general industrial markets include high-performance automotive, construction, simulation and test equipment, and engineering services.

Our core competence is providing advanced technologies with superior reliability for customers operating in harsh environments. In addition to meeting demanding performance requirements, our technologies significantly improve worker safety, minimize environmental impact, and improve operating efficiency. Our products and services include critical-function pumps, valves, motors, generators, and electronics; aircraft flight controls, landing systems, ordnance handling, stabilization and utility actuation; as well as metallurgical enhancement of highly stressed components. Curtiss-Wright competes globally based on technology and pricing, however, significant engineering expertise is a limiting factor to competition, particularly in the U.S. government market. Our business success is challenged by price pressure, environmental impact, and geopolitical events, such as the war on terrorism and diplomatic accords. Our ability to provide high-performance, advanced technologies on a cost-effective basis is key to meeting customer demand.

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach, we operate through three segments: Flow Control, Motion Control, and Metal Treatment. Our principal manufacturing facilities are located in the United States and include principal facilities in California, Idaho, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Texas, and Virginia. Principal international facilities are located in Canada, the United Kingdom, and Switzerland.

In 2007, Curtiss-Wright reached $1.6 billion in sales, an increase of 24% over 2006, which is a continuation of our double-digit sales rate growth in recent years. In the five years since 2002, Curtiss-Wright has attained a cumulative sales increase of 210%, or $1.1 billion, representing a compounded annual growth rate (CAGR) of 25%. This sales growth was achieved primarily through the acquisition of over 25 businesses, with an aggregate purchase price of approximately $700 million, while increasing organic sales growth each year from 6% in 2003 to 13% in 2007. During the same time period, operating income grew at a 21% CAGR, increasing from $69.0 million in 2002 to $179.1 million in 2007. We believe our ability to consistently grow operating income during this period of rapid growth illustrates our ability to integrate acquisitions quickly and profitability. We intend to continue to execute our aggressive growth which focuses on complementary markets that demand high performance and highly engineered products and services.

Our strategy, initiated in 2000, was to minimize our dependence on the commercial aerospace market and diversify into other key markets. The rebalancing of our portfolio was the result of focusing growth initiatives in two robust markets: energy and defense. As a result of our growth, the commercial aerospace component has decreased from 36% in 2001 to 17% in 2007, while our defense markets have increased from 23% of our portfolio in 2001 to 38% in 2007. In the same period, we have reinforced our diversification by attaining strategic positions in the growing energy markets, including oil and gas, and nuclear power generation, which now represent 18% and 12%, respectively, of our total portfolio. While Curtiss-Wright generated a shift in its business portfolio to the defense and energy markets over the past five years, we have also developed a new core competence in electronics technology. We believe our ability to design and develop future generations of advanced electronics systems is a strategic growth area for the high performance platforms in our served markets.

Flow Control

Our Flow Control segment primarily designs, manufactures, and distributes a portfolio of highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, and control electronics. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor critical functions. Our primary markets are naval defense, commercial nuclear power generation, oil and gas processing, and general industrial applications. In the naval defense market, we are a global leader in propulsion technologies and a preferred supplier to the U.S. Navy for their aircraft carrier and submarine programs. Government sales, primarily to the U.S. Navy as a subcontractor, comprised 29%, 43%, and 48% of segment sales in 2007, 2006, and 2005, respectively. Revenues derived from the sales of valves during 2007, 2006, and 2005 represented 22%, 18%, and 16%, respectively, of our consolidated revenue.

The Flow Control segment consists of 21 companies managed through five operating divisions: Electro-Mechanical Systems, Valve Systems, Control Systems, Commercial Power and Services, and Oil and Gas Systems. The segment has a global customer base with principal manufacturing operations in the United States, Canada, and the United Kingdom.

Our Electro-Mechanical Systems division produces advanced electro-mechanical solutions for the U.S. Navy, commercial nuclear power generation, oil and gas processing, and other general industrial markets. The division designs and manufactures advanced pumps, motors, generators, propulsors, mechanicals seals, control rod drive mechanisms, and power conditioning electronics. This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-dynamic solutions for their main customer, the U.S. Nuclear Navy, including main coolant pumps, other critical-function pumps, extremely power-dense, compact motors, main and ship service generators, secondary propulsion systems, and design engineering services. Current platforms include the CVN aircraft carrier and Virginia class submarines.

In addition, the segment provides propulsion motors and main generators to the non-nuclear U.S. Navy, including the DDG-1000 destroyer program. The division is strengthening its relationship with the Navy by participating in the design and development of major subsystems for the Navy’s Electro-Mechanical Aircraft Launch System (EMALS) as well as the Advanced Arresting Gear (AAG) for installation in its aircraft carrier fleet. This division expanded its offerings to the military to now include advanced electro-magnetic product development to the U.S. Army as pulsed power technology continues to advance in the military weapons segment.

Electro-Mechanical Systems’ products are also sold to complementary commercial markets, primarily nuclear power generation and oil and gas. We provide reactor coolant pumps, pump seals, and control rod drive mechanisms for commercial nuclear power plants. In 2007, we announced our first new construction contract for four Westinghouse AP1000 power plants to be built in China. This is a significant milestone both for the nuclear power renaissance, which the domestic market is expected to participate in, and the globalization of nuclear power technology. However, the division will have to compete with other major nuclear component suppliers in the United States market in which awards are based on a combination of preferred systems designs, historical relationship, and price.

In the oil and gas market, we are utilizing our motor and pumping system expertise and partnering with industry leaders to develop advanced systems for offshore recovery, production, and transmission. Current programs encompass sub-sea pumping and power-dense motors for compact, integrated compressor systems. This division has also expanded its offerings to include hazardous waste pumps to the Department of Energy (DOE). This division has locations in Cheswick, Pennsylvania, and Phillipsburg, New Jersey.

In 2007, this division acquired Benshaw Industrial Controls Inc., of Pittsburgh, PA. Benshaw is a market leader in the design, development, and manufacture of integrated motor-controls and protection technologies solutions for leading original equipment manufacturers (OEMs) and industrial customers. Benshaw engineers and manufactures a full range of rugged, reliable, and internationally compliant products that smoothly control the amount of electrical current provided to motors. Custom panel solutions include a variety of low and medium voltage components, such as starters, drives, contactors, breakers and other related devices. While this is a highly competitive market, Benshaw is an established leader with an installed base of over 100,000 control units, with hundreds of custom designed systems.

Benshaw’s customers are in the industrial heating, ventilation, and air conditioning (HVAC) market as well as the energy processing market, including petrochemicals, power generation, mining, and transportation. Strategically, Benshaw provides a significant opportunity to expand our product offerings in the commercial power generation, control electronics, and systems markets, in particular for our high speed motors and AP1000 pumps, as well as providing a low-cost manufacturing resource for future military applications. Founded in 1983, Benshaw employs approximately 410 people and has nine locations in the U.S. and two in Canada.

Our Valve Systems division produces high-performance, specialized valve solutions that control the flow of liquids and gases and prevent over-pressurization of vessels, pipelines, and equipment. Valve Systems division designs, engineers, and manufactures spring-loaded and pilot-operated pressure-relief valves, as well as metal-seated industrial gate, butterfly boltless slide, plug, angle, diverter, and ball valves used in standard and advanced applications, including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Because of the critical nature of these applications, our products are highly engineered to meet stringent performance and reliability requirements. In addition, this segment provides engineering support, testing, repair, and consulting services globally. Key markets include defense, power generation, oil and gas processing, and general industrial markets.

This division’s valves are utilized in the nuclear propulsion system of every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. Current programs include the Virginia class submarine and CVN aircraft carriers. In addition, we provide spares and repair work for various submarine classes, such as Los Angeles and Trident, as well as the Nimitz class aircraft carriers. Despite a relatively flat naval defense budget in recent years, growth has been generated in this market through long-standing customer relationships and successful development programs for non-nuclear control valves and flight critical applications aboard the nation’s aircraft carriers. Although there is strong competition for these awards, competition is limited by significant qualifications and performance requirements. In commercial markets, this division provides valves to commercial nuclear power plants, oil and gas refineries, production platforms and pipelines, and general processing industries worldwide. In addition, we are integrating our core hardware technology with engineering software to enhance product selection and inventory management. General industrial products within the Valves division include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic and pneumatic valves, air-driven pumps, gas boosters, and directional control valves used in industrial applications such as truck transmissions and car transport carriers. Competition is based upon quality of technology, price, installed base, and delivery times. This division is headquartered in East Farmingdale, New York with facility locations in New York, Louisiana, Ohio, Tennessee, Canada, the United Kingdom, and South Korea, as well as a joint venture in Russia. In addition, during 2007, this division opened a facility in Tianjin, China to establish a local presence in this high-growth market.

Our Controls Systems division develops, manufactures, tests, and services specialized electronic instrumentation and control equipment which includes instrumentation for primary and secondary controls, steam generator control equipment, valve actuators, and valve and heater controls. This division provides custom designed and commercial-off-the-shelf (COTS) electronic circuit boards and systems to the U.S. Nuclear Navy. There is strong competition in the Navy nuclear market, but competition is limited by significant qualification and performance requirements.

The Controls Systems division also designs and manufactures advanced valve controllers and predictive maintenance systems for the oil and gas and industrial markets. The division’s products include plant instrumentation, primary and secondary controls, steam generator control equipment, valve actuators, valve and heater controls, calorimetric instrumentation, generic digital signal processor cards, digital and numeric readout meters, response time test instrumentation, reactor plant control equipment, Stress Wave Analysis (SWAN) technology, and COTS power supply units. The division also provides engineering and support services which include embedded system design, shipboard automation and valve networking, microprocessor, Field Programmable Gate Array (FPGA), and analog design, system integration, software design and qualification, and factory acceptance testing. This division is headquartered in East Farmingdale, New York.

Our Commercial Power and Services division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, hydroelectric energy producers, the DOE, and the Department of Defense. This division offers a wide range of fastening systems, specialized containment doors, airlock hatches, electrical units, bolting solutions, machined products, valves, pumps, diamond wire concrete cutting, and enterprise resource planning and consulting services. In addition, the division provides distribution and servicing of OEM spare parts and valve components, training, on-site services, staff augmentation, and engineering programs relating to nuclear power plants. This division has locations in Brea, California, Idaho Falls, Idaho, and Middleburgh and Cincinnati, Ohio.

As anticipation of the renaissance of nuclear power continues, we will face a growing number of competitors. Many of the suppliers that participated in the construction of first and second generation nuclear power plants retired their nuclear Quality Assurance programs and exited the business during the past 20 years. Several of them have established plans to re-enter the market. Additionally, there has been growth in the nuclear certification of new suppliers internationally.

Our operations have maintained all of the regulatory certifications required to provide and/or qualify value-added representations and certification of nuclear-grade products and are well positioned to benefit from a commercial nuclear renaissance both domestically and internationally. The key will be to remain competitive and continue to offer excellent performance and quality products.

We feel we maintain a competitive advantage by virtue of our breadth of nuclear technology, industry-benchmarked Quality Assurance programs, large installed base, strategic alliances, resident expertise and customer recognition of the important nature of our long-term commitment to servicing the unique challenges of the market.

In 2007, this division acquired Scientech, LLC of Idaho Falls, Idaho. Scientech is a global provider of commercial nuclear power instrumentation, electrical components, specialty hardware, process control systems, and proprietary database solutions aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. Scientech’s products complement our existing commercial nuclear portfolio and provide us with an excellent opportunity to expand in this high growth market with critical hardware, plant process controls, and proprietary database solutions. Scientech operates through two divisions: Technical & Hardware Solutions, which provides instrumentation, electrical and mechanical hardware for utilities to address obsolescence and to improve the efficiency and safety of operations, and Utility Services which provides specialized analysis, technical consulting, and engineering solutions that assist in modernizing facilities, improving operating efficiency, and responding to regulatory requirements.

Founded in 1983, Scientech has grown steadily. Its customers are the leading players in the domestic and international commercial power generation market, as well as government agencies engaged in nuclear activities. The company is headquartered in Idaho Falls, Idaho and has facilities in Huntsville, Alabama, Dunedin, Florida, Berwick, Pennsylvania, and New Milford, Connecticut.

Our Oil and Gas Systems division designs and manufactures valves and vessel products for the oil and gas refining market. Primary products include coke deheading systems, fluidic catalytic cracking unit (FCCU) components, and web-enabled software for the FCCU process control. This division operates facilities in the U.S., Canada, and United Kingdom.

We are a premier supplier of coke deheading systems, which includes top and bottom un-heading valves, isolation valves, and cutting tools required to open and empty coke drums during the refining process. Included in this portfolio of products is the DeltaGuard™ coke-drum unheading valve, a revolutionary advancement in coke-drum unheading technology. Our patented technology is remotely operated, therefore inherently safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application. The division also provides inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems. Competition is limited in this market due to our patented and proven technology in this critical, severe service application.

Our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and American Society of Mechanical Engineers (ASME) code pressure vessels. In addition, we provide a wide array of field services, including equipment repair, modification or replacement, inspection of valves, controls, pipes and refractory linings, maintenance planning and scheduling for valves or control systems, diagnostic assistance with troubleshooting problems in critical components, and on-site system training. Due to the critical and severe service applications requiring highly engineered solutions, competition is limited to a few major competitors. While we face stiff price competition on most major projects, our large installed base product suite, integrated systems capability and aftermarket service attracts a significant customer base.

In 2007, this division acquired Valve Systems and Controls (VSC) of Houston, Texas. VSC provides critical valve, automation, and controls solutions for all facets of flow control operations to the oil and gas market. VSC has been a long-standing partner with DeltaValve and this acquisition positions Curtiss-Wright as a leader in turnkey coker system globally, delivering critical valve, automation and control system products for the delayed coke deheading process in oil refineries. VSC is the exclusive channel to market for DeltaValve coker products for North and South America. In addition, VSC provides valve automation, process control and protection technology, project engineering and aftermarket field services to related secondary refining processes, oil production platforms and storage facilities, liquefied natural gas (LNG) terminals and storage facilities, natural gas pipeline operations, and power generation facilities. Competitive pricing pressure for valve automation systems is mitigated by our superior technical expertise and extraordinary service.

Founded in 1974, VSC is headquartered in Houston, Texas, with approximately 65 employees and satellite offices in Baton Rouge, Louisiana, and Seoul, South Korea.

The following list defines our principle products and the markets served by the Flow Control segment.

Naval Defense

•	Nuclear propulsion system components
Valves (butterfly, globe, gate, control, safety, relief, solenoid, hydraulic operated gate)
Pumps
Motors and generators
Instrumentation and controls
•	Non-nuclear products
Smart leakless valves
Sub-safe ball valves
Jet-fuel pumping valves
Steam generator control equipment
Air driven fluid pumps
Engineering, inspection, and testing services
•	Aircraft carrier launch and retrieval equipment
Advanced electromagnetic systems
Flight critical components (aircraft shuttle components, holdback bars, capacity selector valves)
•	Instrumentation and control systems

Ground Defense
•	Electromagnetic gun pulsed-power supply system
Oil & Gas Processing
•	Critical process valves
DeltaGuard coker unheading valve
Boltless catalyst control slide valves
Butterfly and triple offset butterfly valves
Pilot operated relief valves
Pressure relief valves
Safety valves
Solenoid, gate, and globe valves
Steam valves
•	Fluidic catalytic cracking equipment
Air grids and cyclones
Risers, headers, and wye sections
•	Engineered process vessels
Cat cracker reactors and regenerator heads
Hydrotreators
•	Advanced valve controls and prognostics technology
Digital valve controller with redundant technology
Signature recognition for fault and leak detection
Integrated valve, automation, safety and control systems
•	Web-enabled process control software
Nuclear Power Generation
•	Advanced motors and generators
•	Pumps
Reactor coolant and process
•	Valves
Solenoid, ball, butterfly, check, pressure relief, safety and pilot-operated relief valves, and gate and globe (motor operated, air operated, pneumatically operated)
•	Control rod drive mechanisms
•	Design, fabrication of nuclear facility airlocks, doors, hatches
•	Instrumentation
•	Diagnostic and test equipment
•	Fluid sealing technologies
•	Actuators
Pneumatic and hydraulic
•	Plate heat exchangers
•	Separation technologies
•	Fasteners
•	Advanced bolting technologies
•	Diamond wire concrete cutting
•	Engineering services
•	Equipment qualification, commercial grade dedication
•	Inventory management systems
General Industrial
•	Valves
Directional control and pneumatic
•	Critical machinery fault detection and prognostics systems

The Flow Control segment competes globally on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and globally renowned reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Sales to commercial end users are accomplished primarily by direct sales employees and, in certain instances, by manufacturers’ representatives located in primary market areas, such as nuclear power utilities, principal boiler and reactor builders, processing plants, and architectural engineers. For its military contracts, the segment receives requests for quotes from prime contractors as a result of being an approved supplier for naval propulsion system pumps and valves. In addition, sales engineers support non-nuclear sales activities. The segment uses the direct distribution basis for military and commercial valves and associated spare parts.

Backlog for this segment at December 31, 2007, was $775.6 million, of which 40% will be shipped after one year, compared with $434.9 million at December 31, 2006. Approximately 30% of this segment’s backlog as of December 31, 2007 is comprised of commercial nuclear orders with Westinghouse Electric Company LLC (“Westinghouse”). Sales to Westinghouse represented approximately 6%, 10%, and 8% of total segment sales in 2007, 2006, and 2005, respectively. Additionally, 16% of this segment’s backlog as of December 31, 2007 is comprised of orders with the U.S. Navy through a prime contractor, Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 15%, 21%, and 24% of this segment’s total sales in 2007, 2006, and 2005, respectively, or 7%, 9%, and 10% of our consolidated revenue. The loss of these customers would have a material adverse effect on the business of this segment and us. None of this segment’s business is seasonal. Raw materials are generally available in adequate quantities, although pricing is impacted by commodity prices.

Motion Control

Our Motion Control segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical embedded computing systems, and electronic monitoring sensors. These products assist in the take-off and landing of aircraft, manage the ordnance handling of weapons in flight and on rough ground terrain, provide critical flight data monitoring and communication, and electronic landing systems which enable shipboard helicopter recovery in adverse weather conditions. Our primary markets include defense, commercial aerospace and industrial equipment markets. Government sales, primarily as a subcontractor to United States prime contractors, comprised 62%, 63%, and 64% of segment sales in 2007, 2006, and 2005, respectively. Sales to the Boeing Company, which includes both military and commercial market products, comprised 10% of segment sales in 2007, 2006, and 2005. No other individual customer represents more than 10% of this segment’s aggregate sales.

The Motion Control segment consists of 20 business units that are organized and managed as three core technology groups: Engineered Systems, Embedded Computing, and Integrated Sensing. The segment has a global customer base with principal manufacturing operations in the United States, Canada, the United Kingdom, and Switzerland.

Our Engineered Systems division’s product offerings to the aerospace industry consist of electro-mechanical and hydro-mechanical actuation control components and systems designed to position aircraft control surfaces or to operate canopies, cargo doors, weapons bay doors, or other devices used on commercial and military aircraft. Commercial aircraft platforms include the Boeing 737, 747, 757, 767, 777, 787, Airbus A320, A330, A340, and A380. Military aircraft platforms include F-22 Raptor, F-35 Joint Strike Fighter Lightning II, F/A-18 Hornet, F-16 Falcon, V-22 Osprey, Global Hawk, and the Sikorsky UH-60 Black Hawk and SH-60 Seahawk helicopters. The division also provides electric motors, controllers, and smaller electromechanical actuation subsystems for flight, engine, and environmental control applications on various commercial transports, regional aircraft, business aircraft, military aircraft, and spacecraft.

As a related service within the Engineered Systems division, we also provide commercial airline, military, and general aviation customers with component overhaul and repair services. These services include the overhaul and repair of hydraulic, pneumatic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft.

In addition, Engineered Systems designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems, electronic controls for military tracked and wheeled vehicles and high-speed tilting trains, and commercial markets utilizing drive technology. These products consist of turret aiming and stabilization, weapons handling systems, suspension systems for armored military vehicles sold to foreign defense equipment manufacturers, tilting systems for high-speed train applications, fuel control valves for large commercial transport ships, and a variety of commercial servo valves.

Through its marine defense unit, the Engineered Systems division designs and manufactures electro-mechanical systems for landing helicopters aboard naval vessels. The shipboard helicopter handling systems are used by the U.S. Navy, U.S. Coast Guard, and more than ten other navies around the world. The division also designs and builds elements of the ship’s aircraft storage structures, including telescopic hangars and hangar doors. Specialized handling systems are provided for towing sonar and mine sweep systems for submarines and surface ships.

Engineered Systems products are sold primarily through a domestic and international sales force. In addition, we have a marketing distribution facility in Singapore. A direct sales force is utilized with assistance from commissioned agents. Sales to Japan are made through Mitsubishi Trading Corporation, and certain sales to the U.S. Navy are made through the Canadian Commercial Corporation. All other sales are made directly to OEM’s, airlines, and government agencies as well as to aircraft and ship builders around the world.

Our Engineered Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for these products has become more concentrated due to recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers while prime contractors specialize in integration and final assembly. Price, technical capability, performance, service, and “overall value” are the primary forces of competition with an ability to offer solutions to perform control and actuation functions on a limited number of new production programs. Our overhaul and repair services are sold in competition with a number of other overhaul and repair providers with a focus on quality, delivery, and price. The division provides these services from facilities in Gastonia and Shelby, North Carolina, Miami, Florida, Mississauga and Stratford, Ontario, and Neuhausenam, Switzerland.

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for military and commercial aerospace and industrial markets. These products include position, pressure, and temperature sensors, solenoids and solenoid valves, smoke detection sensors, torque sensing, ice detection and protection equipment, air data computers, flight data recorders, joysticks, and electronic signal conditioning and control equipment. We sell our products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, regional and business aircraft, and on many U.S. and European military aircraft. Air data, flight recorder, and ice protection equipment are supplied to many helicopter applications. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered wheelchairs, process control, and competitive racing.

Competition within the Integrated Sensing division, especially in the aerospace market, is increasingly being driven by price. The ability to service the customer with superior performance and quality is expected of all vendors, but downward pricing pressure is emerging as a key discriminator. Integrated sensor products are manufactured through facilities in the United Kingdom, Germany, and the United States.

In 2007, this division acquired IMC Magnetics Corporation (IMC). IMC produces solenoids, fans, motors and specialized products for numerous aerospace, commercial, and industrial applications. With a portfolio of over 7,000 different solenoid and solenoid valve designs, IMC’s products are used by leading OEMs in a variety of applications such as fuel control systems, engine bleed, landing gear, wheel brake systems, and aircraft hydraulic directional controls. Additionally, the company’s strong capability in fans and motors has produced multiple designs and products such as DC brushless fans, induction motors, tube axial fans, vane axial fans, centrifugal fans and blowers, and mixed flow fans. IMC further diversifies our product offerings in the aerospace, defense, and industrial markets and provides additional manufacturing resources. Founded in 1951, IMC employs approximately 220 people and has facilities in Tempe, Arizona and Nogales, Mexico.

Our Embedded Computing division designs, develops, and manufactures embedded computing board-level modules and integrated subsystems primarily for the naval, aerospace, and ground defense markets. Using standard, commercially available electronic technologies, coupled with application domain specific knowledge, this division offers hardware and software modules based on open industry standards, referred to as COTS. Our integrated subsystems include both in-house and third party modules as well as custom modules based on in-house intellectual property content. We also offer support services that include: life-cycle management, technical support, training, and development of custom module variants based on COTS modules. Our Embedded Computing division is considered one of the most comprehensive and experienced single source for processing, data communications, digital signal processing, and video and graphics computing solutions. Our COTS modules and integrated subsystems are designed to perform reliably in rugged conditions, such as extreme temperatures, terrain and/or speed which result in high shock and vibration, as well as in commercial environments for use in laboratory and benign environment applications.

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

Embedded Computing’s modules are used in hundreds of active programs today, including leading-edge military platforms such as the Improved Bradley Acquisition System and the Improved Tow Acquisition System. The modules feature high performance chips on open architectures. The division has taken a leadership position in the drafting and definition of the newest embedded standards, which are designed to address the more demanding performance and bandwidth requirements of emerging applications. Embedded Computing is one of the first embedded computing vendor to announce forthcoming boards and systems based on these new architectures. Embedded Computing is also committed to supply technology for some of the most advanced future military platforms including the F-22, F-35, and Future Combat System.

This division’s products are manufactured at its operations located in the United States, Canada, and the United Kingdom. Our products are sold primarily to prime contractors and subsystem suppliers located primarily in the United States, Canada, and the United Kingdom, both directly and through a network of independent sales representatives. In recent years, competition in the embedded electronic systems market has migrated away from traditional board competitors toward subsystem and system providers selling to prime and second-tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery times.

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
Electromechanical tilting systems for high-speed trains

Sales by Motion Control to its largest customer in 2007, 2006, and 2005 accounted for 10% of Motion Control revenue and 4% of our consolidated revenue for each year. The loss of this customer would have a material adverse effect on Motion Control. Direct and end use sales of this segment to government agencies, primarily the U.S. Government, in 2007, 2006, and 2005 accounted for 62%, 63%, and 64%, respectively, of total Motion Control sales. Although the loss of this business would also have a material adverse affect on Motion Control, no single prime contractor to the U.S. Government to which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for our Motion Control segment at December 31, 2007, was $525.8 million, of which 27% is expected to be shipped after one year, compared with $438.6 million at December 31, 2006. None of the businesses of our Motion Control segment is materially seasonal. Raw materials are generally available in adequate quantities from a number of suppliers. However, we utilize sole source suppliers in this segment. Thus, the failure and/or inability of a sole source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

Our Metal Treatment segment provides various metallurgical processes that enhance the service life, strength, and durability of highly stressed, critical-function metal parts. Metal Treatment’s portfolio of services includes shot peening, laser peening, heat treating, and specialty coatings for a broad customer base in high-performance markets, including commercial aerospace, automotive, defense, oil and gas, power generation, and general industrial. We have the expertise to provide metal treatments on a broad range of metals, including aluminum, titanium, steel, and nickel alloys.

This segment is organized into four principal services: shot peening, laser peening, specialty coatings, and heat treating.

Shot peening is a process by which the durability of metal parts is enhanced by bombarding the surface with spherical media, such as steel shot or ceramic or glass beads, to compress the outer layer of the metal. The compressive layer reduces metal fatigue, cracking, and corrosion, which enhances the durability and reliability of critical metal components. This process is particularly useful on highly-stressed components such as aircraft landing gear cylinders, rotating turbine engine airfoils, automotive suspension and transmission parts, oilfield drilling equipment, critical fasteners, and welded structural supports. In addition, shot peen forming is also used to shape the aerodynamic curvatures of the wing skins of numerous commercial, military, and business aircraft.

We are the world’s leading provider of outsourced shot peening services with 39 shot peening facilities operating in the United States, Canada, and Western Europe. While we compete on a local market basis with independent and in-house shops, we believe our success is due to our reputation for quality, service, pricing, and technical expertise. We have a total customer base in excess of 5,000 companies, and our shot peening revenue in 2007, 2006, and 2005 accounted for 9%, 10%, and 10%, respectively, of our consolidated revenues.

The laser peening process imparts a beneficial layer of compressive stress which is four times deeper than that attainable from conventional surface treatment processes. This process was developed by working with Lawrence Livermore National Laboratory in modifying one of their unique high powered lasers. The first commercial use of Metal Treatment’s laser peening process was in 2002. Currently, the laser peening process is being used in production to extend the life of critical flight and steam turbine engine components. While still in its introductory phase of research and qualification for many other applications, this technology has demonstrated its ability to extend the service life of high value critical components, and it is proving to be a complementary service to shot peening. Future potential applications include aircraft structural components, competitive racing components, power generation equipment, oil and gas drilling, and medical equipment. Laser peening also shows potential to augment the Metal Treatment’s wing skin forming capabilities, allowing for placement of more extreme aerodynamic curvatures to wing skins of greater thickness.

We operate nine lasers in the United States and the United Kingdom and are the world’s leading technology and service provider of laser peening services. We retain the exclusive worldwide rights to the intellectual property necessary for using our unique laser architecture for laser peening of commercial products. Currently, the patents associated with the laser peening technology are not material to the protection of our existing business. However, because we believe that this technology has significant potential these patents may become material to protection of our future operations.

Specialty coatings primarily consist of the application of solid film lubricants for sliding wear and anti-seizing resistance and zinc corrosion-resistant coatings. We apply a portfolio of OEM specified and proprietary coatings for a broad variety of applications which include fasteners, latches, pins, stampings, brake rotors, ball studs, medical devices, and miscellaneous industrial parts. Our high-performance coatings are applied by air spray or by the dip/spin process. Primary markets include automotive/transportation, commercial aerospace, and defense. We operate ten specialty coatings facilities which compete primarily with small business and regional applicators.

Heat treating is a precision thermal process which subjects metal objects to extreme heat and/or cold temperatures to improve their overall strength, ductility, and hardness. Primary markets include automotive/transportation, construction, commercial aerospace, oil and gas, power generation, and defense. We operate nine heat treating facilities which compete with independent and captive in-house heat treaters. Heat treating sales are highly dependent on the general industrial economy, and profitability is subject to energy prices. We believe our success in this business is based on our standardized processing methods, appropriate industry quality approvals, and reputation for service.

Other processing services provided by the Metal Treatment segment include wet finishing and chemical milling of aluminum components and manufacture of reed valves.

The following list defines our principle products and the markets served by the Metal Treatment segment.

Commercial Aerospace
•	Shot peen forming
Wing skins
•	Shot peening
Aircraft structural components
Landing gear components
Turbine engine rotating components
•	Laser peening
Turbine engine rotating components
•	Coatings
Fasteners
Sliding components
•	Heat treating
Aluminum structural components
Automotive
•	Shot peening
Engine and transmission components
•	Heat treating
Miscellaneous engine, transmission, and structural components
•	Coatings
Fasteners
Brake and suspension components
Sliding components
General Industrial
•	Shot peening
Highly stressed metal components susceptible to fatigue
Welded components subject to distortion
Architectural structures
•	Laser peening
Industrial and steam turbine components
•	Heat treating
Miscellaneous aluminum and steel components
•	Coatings
Fasteners
Miscellaneous components subject to corrosion and sliding wear

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 61 facilities located in the United States, Belgium, Canada, the United Kingdom, France, Germany, Italy, Spain, and Sweden. Our Metal Treatment services are marketed by exhibiting at industry trade shows, using print and web advertising, and direct selling by local sales personnel. Although numerous companies can provide metal treatment services and some customers have in-house resources to perform such services themselves, we believe that the combination of our OEM and quality approvals, technical knowledge, efficient operations, and service provide us with a competitive advantage.

The business of this segment is not materially seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and we are not materially dependent upon any single source of supply in this segment. We have no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. Our largest customer in this segment accounted for 9%, 9%, and 10% of Metal Treatment sales during 2007, 2006, and 2005, respectively. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on our Metal Treatment segment.

The backlog of Metal Treatment as of December 31, 2007, was $2.3 million, all of which is expected to be recognized in the first quarter of 2008, compared with $2.1 million as of December 31, 2006. Due to the nature of our metal treatment services, we operate with a very limited backlog of orders and services that are provided primarily on newly manufactured parts. Thus, the backlog of this segment is not indicative of our future sales. This segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 16 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2007, 2006, and 2005, our foreign operations generated 42%, 37%, and 35%, respectively, of our pre-tax earnings. We do not regard the risks associated with these foreign operations to be materially greater than those applicable to our U.S. businesses.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 38%, 45%, and 48% of consolidated revenue during 2007, 2006, and 2005, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus.

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

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue has been recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Corporation-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $45.0 million, $35.7 million, and $28.3 million, in 2007, 2006, and 2005, respectively, and were attributed to customers within our Flow

Control and Motion Control segments. Research and development expenses incurred by us amounted to $47.9 million in 2007 as compared with $38.8 million in 2006 and $39.7 million in 2005.

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

Information concerning our specific environmental liabilities is described in Notes 1.N and 13 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Executive Officers

Martin R. Benante, age 55, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000. He has been a Director of the Corporation since 1999.

B. Parker Miller III, age 62, has served as Senior Vice President – Government Relations of the Corporation since June 2005 and was elected an officer of the Corporation in February 2006; Director of Business and Strategic Development, Northrop Grumman from January 2005 to June 2005; Director of Business and Strategic Development, Unmanned Systems Group, Integrated Systems Sector, Northrop Grumman from June 2003 to January 2005; Manager, Legislative Affairs, Northrop Grumman from January 1997 to June 2003. In February 1994, after 25 years of service Mr. Miller retired from the Marine Corps with the rank of Colonel.

Edward Bloom, age 66, has served as Vice President of the Corporation and President of Metal Improvement Company, LLC since June 2002.

David J. Linton, age 52, has served as Vice President of the Corporation and President of Curtiss-Wright Flow Control Corporation since May 2004; Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2002; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 53, has served as Vice President of the Corporation since November 2005, and President of Curtiss-Wright Controls since June, 2005; Senior Vice President, Electronic Systems of Curtiss-Wright Controls from February 2004 to June 2005; Group Vice President, Integrated Sensing from April 2002 to February 2004.

Glenn E. Tynan, age 49, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002.

Michael J. Denton, age 52, has served as Vice President, Secretary, and General Counsel of the Corporation since August 2001.

Kevin McClurg, age 44, has served as Vice President of the Corporation since May 2007 and as the Corporate Controller since September 2002; Assistant Controller from February 2002 to September 2002.

Harry Jakubowitz, age 55, has served as Vice President of the Corporation since May 2007 and as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005.

Employees

At the end of 2007 we had 7,500 employees, approximately 9% of which are represented by labor unions and covered by collective bargaining agreements.

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC.

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

A substantial portion of our revenues and earnings depends upon the continued willingness of the U.S. Government and our other customers in the defense industry to buy our products and services.

In 2007, approximately 40% of our revenues were derived from or related to defense programs, with approximately 18% attributable to U.S. Navy procurements. U.S. defense spending has historically been cyclical, and defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending on the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

U.S. Government Procurement may adversely affect our cash flow or program profitability.

A significant reduction in the purchase of our products by the U.S. government would have a material adverse effect on our business. The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, in which the U.S. government may:

  terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

  cancel multi-year contracts and related orders if funds become unavailable; and

  shift its spending priorities.

In addition, as a defense business, we are subject to the following risks in connection with government contracts:

  the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

  the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed price contracts;

  our contracts are for varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration; and

  cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase.

Our business could be adversely affected by a negative audit by the U.S. Government.

We operate in a highly regulated environment and are routinely audited by the U.S. Government and others. On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions and to assess compliance with all applicable government regulations. Negative audit findings could result in termination of a contract, forfeiture of profits, or suspension of payments. From time to time we are subject to U.S. Government investigations relating to our operations. Government contractors that are found to have violated the law, such as the False Claims Act or the Arms Export Control Act, or are indicted or convicted for violations of other federal laws, or are found not to have acted responsibly as defined by the law, may be subject to significant fines. Such convictions could also result in suspension or debarment from government contracting for some period of time. Given our dependence on government contracting, suspension or debarment could have a material adverse effect on our business.

Failure to comply with certain U.S. Government sourcing requirements may adversely affect our cash flow.

We, like others in the defense industry, are aware of a potential problem presented by strict compliance with the Defense Federal Acquisition Regulation Supplement preference for enumerated specialty metals sourced domestically or from certain foreign countries. Subcontractors and lower-tier suppliers have made disclosures indicating inability to comply with the rule as written, particularly for low-value parts such as washers, screws, nuts, bolts, resistors and capacitors. Subject to limitations, inability to certify that all enumerated specialty metals in a product comply with sourcing requirements can lead to U.S. Government customers withholding a portion of a payment on delivery or may prevent delivery altogether of material and products critical to national defense.

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

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning and disaster recovery plans, terrorist attacks, war, or other events such as strikes by a significant customer’s or supplier’s workforce could adversely impact demand for or supply of our products and could also cause disruption to our facilities or systems which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. For example, the terrorist attacks of September 11, 2001 and subsequent terrorist attacks worldwide caused decreased demand in the commercial aerospace market for our products and commercial overhaul and repair services. During 2007, approximately 17% of our business was related to commercial aerospace. The commercial aerospace industry is cyclical and subject to factors beyond our control. A number of commercial airline carriers have recently experienced large losses and filed for bankruptcy. Financial difficulties of our customers, delays in production of new aircraft, high fuel prices and decreased demand for new aircraft and continued use of existing aircraft could adversely affect our operating results and financial position.

The success of our growth strategy is dependent upon our ability to complete acquisitions and integrate acquired businesses.

Our strategy includes growth through acquisitions. As a result, our future growth depends in large part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our growth strategy may not be successful. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired company, the potential loss of key employees of the acquired company, and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems. Once integrated, acquired operations may not achieve levels of revenue, profitability, or productivity comparable to those of our existing operations or may otherwise not perform as we expected. We may fail to discover liabilities relating to a pending acquisition during the due diligence investigation, liabilities for which we, as the successor owner, might be responsible for those liabilities. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount, or duration, and may not fully cover the liabilities for which they were intended. If indemnities or warranties are limited, the liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and overall financial position.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to Generally Accepted Accounting Principles in the United States (GAAP) arise from new and revised standards, interpretations, and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position, and other financial measures.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2007, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government and commercial contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

We operate in highly competitive markets.

We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are product quality, performance, price, design and engineering capabilities, service, contractual terms, previous installation history, and timeliness of delivery. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial condition, and results of operations could be materially and adversely impacted.

Our future growth and continued success is dependent upon our key personnel.

Our success is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations. Therefore, we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives. We have made a concerted effort to reduce the effect of the loss of our senior management personnel through management succession planning. The loss of members of our senior management group could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industries is intense, and we believe that our future growth and success will depend upon our ability to attract, train, and retain such personnel.

Our international operations are subject to risks and volatility.

During 2007, approximately 30% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

We may be unable to protect the value of our intellectual property.

Our success depends in part on obtaining, maintaining, and enforcing our intellectual property rights and avoiding infringing on the intellectual property rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret, and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications, and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. When others infringe on our intellectual property rights, the value of our products is diminished, and we may incur substantial litigation costs to enforce our rights. Similarly, we may incur substantial litigation costs and the obligation to pay royalties if others claim we infringed on their intellectual property rights. When we develop intellectual property and technologies in connection with U.S. Government contracts, the government has the royalty-free right to use that property.

In addition to our patent rights, we also rely on unpatented technology, trade secrets, and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to protect our rights in unpatented technology, trade secrets, and confidential information effectively. We require each of our employees and consultants to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

Our operations are subject to numerous domestic and international laws, regulations, and restrictions, and noncompliance with these laws, regulations, and restrictions could expose us to fines, penalties, suspension, or debarment, which could have a material adverse effect on our profitability and overall financial condition.

We have contracts and operations in many parts of the world subject to U.S. and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

We are subject to liability under environmental laws.

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites whether or not the waste was disposed of legally at the time in question. We are currently addressing environmental remediation at certain current and former facilities, and we have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and to take reserves in our financial statements for future costs deemed probable and estimable. Although we have estimated and reserved for future environmental remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2007, we had $512 million of debt outstanding, of which $511 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes and principal payable at a variable rate of interest under our revolving line of credit. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 9% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot assure you that we will be successful in negotiating new collective bargaining agreements, or that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

Substantial defaults by our customers on their accounts receivable or the loss of significant customers could have a significant negative impact on our business, results of operations, financial condition or liquidity.

A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, results of operations, financial condition or liquidity could be adversely affected. An economic or industry downturn could adversely and materially affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs, and defaults in excess of management’s expectations.

We rely on certain suppliers as a sole source of components for some of our products.

Our manufacturing processes for our products often consist of the assembly of purchased components that are generally available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted. In addition, if our suppliers are unable to keep up with our demand for purchased components and we are unable to locate additional sources of supply, our operating results could be adversely impacted.

Our earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing.

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. We depend on these subcontractors and vendors to meet their contractual obligations in full compliance with customer requirements. These supply networks can sometimes experience price fluctuations. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw materials costs through price increases.

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

Our future success will depend, in part, on our ability to develop new technologies.

Virtually all of the products produced and sold by us are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices.

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

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles (GAAP) in the United States of America require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical cost inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We continue to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2007, we had 153 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, we owned 45 locations and leased the remaining 108 facilities.

Our principal physical properties as of December 31, 2007, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)
Cheswick,	Manufacturing	Flow Control	630,000
Pennsylvania

East Farmingdale,	Manufacturing	Flow Control	270,000
New York (2)

Mississauga, Ontario,	Manufacturing	Motion Control	220,000
Canada

Chester, Wales	Metal Treatment Services – Shot	Metal Treatment	200,000
United Kingdom	Peening and Wing Forming

Shelby,	Manufacturing	Motion Control	168,000
North Carolina

The aggregate remaining properties leased and owned, by each business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)
Metal Treatment	Metal treatment service and other	919,000	887,000
	facilities and administrative offices

Motion Control	Manufacturing, aerospace component	139,000	845,000
	overhaul, engineering, and other
	facilities

Flow Control	Manufacturing, engineering, and	400,000	931,000
	other facilities

(1)	Sizes are approximate. Unless otherwise indicated, all owned properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

(2)

In February 2003, we entered into a non-traditional sale – leaseback transaction with the Town of Babylon Industrial Development Agency for our property located in E. Farmingdale, New York. Pursuant to the terms of the Lease, the Agency acquired fee simple title to the property, and we are obligated to make lease payments through 2014 to the Agency in lieu of paying real estate taxes on said property. The Lease is subject to cancellation without penalty on 90 days notice, and title reverts back to us upon the repayment of any tax savings realized by us.

The Corporation also leases 23,500 square feet of office space for its corporate headquarters located in Roseland, New Jersey.

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

We have been named in approximately 114 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 50 and 107 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these lawsuits and believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases of Securities.

MARKET INFORMATION

Our Common stock is listed and traded on the New York Stock Exchange under the symbol CW.

Stock Price Range	2007		2006
Common	High	Low	High	Low
First Quarter	$40.44	$32.79	$33.65	$26.82
Second Quarter	48.46	37.77	35.07	30.52
Third Quarter	50.26	42.55	31.74	26.61
Fourth Quarter	56.79	47.15	38.40	29.99

We had approximately 6,300 registered shareholders of Common stock, $1.00 par value, as of January 31, 2008.

DIVIDENDS

In the third quarter of 2007, we increased our quarterly dividend payment to $0.08 per share, a 33% increase over the prior dividend of $0.06 per share and the fourth increase in the dividend since 2000.

	2007	2006
Common
First Quarter	$0.06	$0.06
Second Quarter	0.06	0.06
Third Quarter	0.08	0.06
Fourth Quarter	0.08	0.06

All per share amounts have been adjusted to reflect our 2-for-1 stock splits on April 21, 2006.
See notes to the consolidated financial statements for additional financial information.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2007, the end of our most recently completed fiscal year:

Number of options
remaining available for
	Number of		future issuance
	securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants, and rights	warrants, and rights	reflected in the first column)

Equity compensation plans
approved by security
holders	2,771,211(a)	$31.23	4,773,468(b)

Equity compensation plans
not approved by security
holders	None	Not applicable	Not applicable

(a)

Consists of 2,624,515 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Omnibus Long-Term Incentive Plan and the 1995 Long-Term Incentive Plan, 82,888 shares issuable under the Employee Stock Purchase Plan, and 63,808 shares outstanding under the 2005 Stock Plan for Non-Employee Directors and the 1996 Stock Plan for Non-Employee Directors.

(b)

Consists of 3,305,710 shares available for future option grants under the 2005 Omnibus Long-Term Incentive Plan, 1,388,279 shares remaining available for issuance under the Employee Stock Purchase Plan, and 79,479 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share
data)	2007	2006	2005	2004	2003
Net sales	$1,592,124	$1,282,155	$1,130,928	$955,039	$746,071
Net earnings	104,328	80,569	75,280	65,066	52,268
Total assets	1,985,560	1,592,156	1,400,285	1,278,440	973,665
Long-term debt	510,981	359,000	364,017	340,860	224,151
Basic earnings per share	$2.35	$1.84	$1.74	$1.53	$1.27
Diluted earnings per share	$2.32	$1.82	$1.72	$1.51	$1.25
Cash dividends per share	$0.28	$0.24	$0.20	$0.18	$0.16

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

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power generation, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 40% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, see Item 1 Business Description above. The following charts represent our sales by market for 2007 and 2006:

Market Analysis and Economic Factors

Curtiss-Wright achieved another year of strong financial performance in 2007 as a result of healthy activity in our core markets: defense, commercial aerospace, and energy. The U.S. economy continued its strong pace, providing a solid foundation on which our defense and commercial businesses prospered. Globally, the continuation of the war on terrorism, the record backlog for new commercial aircraft orders, and increasing demand for energy provided substantial demand for our products.

Our sales growth was balanced between organic growth with solid performances in each of our segments and from contributions from our 2006 and 2007 acquisitions. In particular, we experienced robust organic growth in our energy markets, including 45% growth in oil and gas and 8% growth in commercial nuclear power generation. Commercial aerospace and our general industrial markets both generated a healthy 13% growth in 2007 over the prior year. Overall, our commercial markets provided 19% organic growth and 39% overall growth, which includes incremental revenues from our 2006 and 2007 acquisitions.

Our defense markets were solid in 2007, providing 6% organic growth, driven by stable revenues in our naval markets, our largest defense market, and strong growth on our aerospace programs of 14% and ground programs of 4%. Our growth was driven by a combination of ongoing programs, developmental programs, and current force repair and upgrades. In our naval market, ongoing production programs provide a substantial, long-term revenue base. In addition, we have increased our non-nuclear content on the next-generation DDG 1000 destroyer, and we have been awarded funding for additional research and development programs. In aerospace, we benefited from increased production rates as we are well positioned on nearly every U.S. fighter jet program, as well as on helicopters and unmanned aerial vehicles. Ground defense growth was fueled primarily by increased need for upgrades and new technology in support of our troops stationed around the world. There are clear, positive indications this spending will continue for the next few years as both the U.S. Army and Marine Corps’ ground forces are being simultaneously expanded and worn equipment is being replaced.

Economic Factors Impacting Our Markets

Looking forward, we expect to see modest growth in the U.S. economy in 2008, primarily due to the softening of the financial markets and its impact on businesses. U.S. defense spending levels are expected to continue to grow moderately, as evidenced by the Fiscal Year 2009 budget proposal submitted in February which requests a 7.5% increase. We expect the commercial aerospace market to remain strong in the near-term, despite announced delays in new program deliveries, due to the globally balanced order backlog. We also expect continued growth in our energy markets, fueled by increasing demand and limited supply, as well as the significant focus on resource independence and environmental issues. However, many factors could impact our future performance, including the timing and level of future defense spending in the U.S., volatility of the geopolitical landscape, and the pace of global economic activity.

General Economy

Many of our industrial businesses are driven in large part by global economic growth, especially in the U.S. In 2007, the U.S. economy had growth of 2.2%, as measured by real gross domestic product (GDP), despite significant declines in the housing market, turbulence in the financial markets, and rising prices for commodities, particularly oil. Interest rates and inflation remained fairly stable in 2007, but growing concerns about the credit market deterioration led the Federal Reserve to lower its benchmark interest rate 125 basis points in January 2008 in its first emergency rate cut since 2001. This action, which provides increased liquidity to the market, is a cautionary measure anticipated to stem inflationary spikes which could dampen future economic growth or result in a recession. At December 31, 2007 approximately 70% of our debt was carried at fixed rates. A significant rise in interest rates could result in increased interest expense to the extent we borrow under our revolving credit agreement, which carries a floating interest rate. In addition, the U.S. government is expected to introduce a stimulus package in early 2008 which should further offset the drag from market instability.

Approximately 30% of our business is outside the U.S. and subject to currency fluctuations in both transactions in foreign currencies as well as translation from local country currencies to the U.S. dollar. In 2007, we were negatively impacted by a decline in the value of the U.S. dollar, primarily against the Canadian dollar, as several of our business units have revenues primarily in U.S. dollars and expenses primarily in Canadian dollars. Although we seek to mitigate these fluctuations through hedging programs, there is no guarantee that our hedging efforts will offset the possible adverse impacts of the currency fluctuations.

There has been considerable weakening in the 2008 economic outlook, however some analysts expect the combined effect of the housing and financial sectors on the U.S. economy to temper growth only slightly. These factors are expected to be offset by unemployment remaining below 5%, stabilizing oil prices, enhanced liquidity through the Federal Reserve’s monetary policy, and the anticipated enactment of a government stimulus package. We remain cautiously optimistic that economic stability will continue in the near term. To the extent that it does, our businesses that are largely economic driven and serve the commercial aerospace, oil and gas, and general industrial markets, particularly our Metal Treatment segment, are well positioned to continue to generate solid orders.

Defense

Approximately 40% of our business is in the military sector, predominantly in the U.S., and characterized by long-term programs and contracts driven primarily by the U.S. Department of Defense (DoD) budgets and funding levels. In 2007, U.S. military spending levels, as measured by the U.S. DoD funding, provided solid growth. The U.S. defense budget, a leading indicator of our defense market, grew 8% in 2007 and supplemental spending nearly doubled to approximately $189 billion. We have a well-diversified portfolio of products and services that supply all branches of the U.S. military and also participate in several foreign military programs, although they do not represent a significant portion of our military business. In addition, no single program represents a significant portion of our overall revenues.

The Fiscal Year 2008 defense budget request is approximately an 11% increase over the 2007 budget. Since a considerable amount of the budget is dedicated to operations and maintenance, we are cautiously estimating our defense market growth to be a more modest 5% growth. The DoD fiscal 2008 budget continues increased R&D investment in key programs, funding in support of transformation initiatives, and increased spending for the modernization and upgrading of our current fleet. Our Flow Control and Motion Control segments are well positioned on many high performance defense platforms, including: the CVN78 next-generation aircraft carrier, the Virginia class nuclear submarine program, DDG-1000 destroyer and F-18 Hornet, for the U.S. Navy; the U.S. Coast Guard Deepwater program; the F-16 Falcon, F-22 Raptor, and V-22 Osprey, and Unmanned Aerial Vehicle programs, such as the Global Hawk, for the U.S. Air Force; and the UH-60 Black Hawk, AH-64 Apache, and CH-47 Chinook helicopters, the Abrams Tank, the Bradley Fighting Vehicle, and the Stryker for the U.S. Army. Our Motion Control segment also provides a variety of products to non-U.S. military programs in Europe, the Asia Pacific region, the Middle East, South America, and Canada. In addition, we are involved in many of the future military systems that are currently in development, such as the F-35 Joint Strike Fighter Lightning II, the Future Combat System, the CVN shipboard aircraft launching and arresting systems, and the Electromagnetic (EM) Gun program.

Included in the Fiscal Year 2008 DoD authorization bill were two significant changes to the U.S. Navy shipbuilding program which could have a positive impact on Curtiss-Wright’s business in the long-term. First, Congress approved advanced funding to initiate increased procurement from one to two submarines per year beginning in fiscal year 2010, an acceleration of two years to the prior year’s budget authorization. In addition, a new provision indicated that all new ship classes of major combatant vessels of the U.S. Navy’s strike force should be built with nuclear power plants unless the Defense Secretary submits a notification in the Fiscal Year 2009 budget that inclusion of an integrated nuclear power system is not in the national interest. Since the Navy’s submarines and aircraft carriers already include nuclear propulsion, this new provision would most directly affect the service’s next-generation destroyers and cruisers. While we expect the Secretary of Defense to override the provision in 2009, we feel it is a significant step which could ultimately lead to an increase in nuclear-powered ships. Support for this provision stemmed from anticipated fuel cost efficiency and enhanced mobility due to reduced requirements for refueling, as well as improvement in design efficiency and safety due to lower signature visibility. As a preferred supplier to the U.S. Navy of nuclear propulsion equipment, additional nuclear-powered ships could have a substantial favorable impact on our business. However, the timing and financial impact remain indefinite.

In military aerospace, the F-22 Raptor and the UH-60 Black Hawk program have recently increased production rates. The Pentagon has extended the F-22 production line beyond 2011 when the last aircraft was expected to be delivered. Current expectations are only for an additional four aircraft, for a total of 24 aircraft, to be delivered in 2011. However, additional purchases could be made in order to replace F-22 lost in the current war on terror as well as F-15 Eagles, which are being grounded for structural issues. In addition, Sikorsky Aircraft announced a $7.4 billion award for 537 Black Hawk helicopters to be delivered to the U.S. Army and Navy over the next five years. The contract includes options for 263 more aircraft, spares, and other parts.

There is the possibility that defense spending may decrease in the future, which could adversely affect our operations and financial condition. While DoD funding fluctuates year-by-year and program-by-program, the primary risk facing us would be the termination of a major program. We are not aware of any potential material program termination for which we have content. If a material program were to be terminated, the termination process takes several years to wind down, which should provide us ample time to react before any potential impact occurs. Although we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets. In addition, there are other risks associated with our defense businesses, such as failure of a prime contractor customer to perform on a contract, pricing and/or design specifications that may not always be finalized at the time the contract is bid, and the failure and/or inability of certain sole source suppliers to provide us product, any of which could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Commercial Aerospace

Approximately 17% of our revenue is derived from the global commercial aerospace market. Our primary focus in this market is original equipment manufactured (OEM) products and services for commercial jets. However, we have expanded into the regional and business jet sectors with new content on the Eclipse and Embraer platforms, and we are providing increasing content to commercial helicopters. Our Motion Control segment primarily provides flight control actuation systems, sensors, and other electronics to Boeing as well as electronic products to Airbus. Our Metal Treatment segment forms all of the wing skins for Airbus aircraft and also services highly stressed components on turbine engines, landing gear, and aircraft structures. Our commercial aerospace growth is primarily a result of increased customer production levels, including new platforms for both Boeing and Airbus, strong demand for our overhaul and repair services, and our successful introduction of new products for existing programs.

Our commercial aerospace business is expected to remain healthy in 2008 as we are well positioned on all of the commercial aerospace platforms and should benefit from continued growth in this industry over the next couple of years. The largest driver of our commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data reported a 16% increase in 2007 in aircraft sales, led by higher deliveries of Boeing passenger planes and strong demand for business jets. In 2008, commercial aircraft sales are expected to grow approximately 12%, primarily due to continued foreign demand. The strong commercial aircraft backlog is expected to continue to drive sales in this sector higher for another three to four years as U.S. airlines begin ordering new aircraft. Global airline traffic is another indicator for long-term growth in the commercial aerospace industry, and economic growth is one of the primary drivers of global airline traffic demand. Based on industry reports, global passenger traffic grew approximately 6% in 2007 fueled mainly by strong traffic growth in Asia and the Middle East. Global traffic growth in 2008 is expected to soften due to rising fuel prices and the broadening impact of the credit crunch. Despite the slower traffic growth, we believe the aging fleet of domestic airlines, coupled with the more fuel-efficient designs available on new aircraft, will support new aircraft orders in the near-term. In addition, the current backlog of orders is expected to lead to higher OEM production levels.

Concerns regarding the financial weakness of the domestic airlines, continued high fuel prices, and the threat of another major terrorist attack are significant and could have an adverse impact on this market and our operating results and financial position. However, we expect to see strong orders in 2008, led by our strong positions on commercial jet programs and the healthy, globally balanced backlogs for the production of new aircraft. In addition, our diversification into business, regional, very light jet and helicopter markets should provide stability to our overall aerospace business.

Oil and Gas

Approximately 18% of our revenue is derived from the oil and gas market. We provide critical-function valves, process vessels, and control electronics to this market through our Flow Control segment as well as metal treatment services on highly stressed metal components. Our significant portfolio of advanced technologies for this market produced strong growth in 2007, driven mainly by new orders for our integrated systems technologies developed for secondary refining processes such as delayed coking, catalytic cracking, and hydro-treating. In addition, we had strong demand for our safety-related equipment and digital process control electronics, which provide protection throughout the entire refinery, as well as in petrochemical and other processing plants.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations. Refiner profitability and global crude oil prices in general will impact their capital spending levels. Refining margins have remained relatively high despite higher crude oil prices which, combined with increased global petrochemical production and continued global economic growth, have generated and should continue to generate increased investment and capital spending by the refineries in 2008 and beyond. New environmental regulations in the U.S. are prompting additional spending to comply with more stringent emissions standards. Finally, as global dependence on natural resources persists, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities to provide our flow control products to meet these challenges. For instance, increased spreads in crude oil prices has increased refinery focus on heavy oil processing techniques, resulting in increased demand for delayed coking and catalytic cracking technologies, a primary focus of our advanced technology portfolio.

We temper our outlook for the oil and gas market based on a number of potential and unforeseeable events. Many of the same factors that impacted world oil markets in prior years, such as low production capacity and rapid demand growth, are expected to continue to constrain this market in 2008. Other factors, such as the frequency and intensity of hurricanes, other extreme weather, and geopolitical instability, may also continue to affect this market. While global demand is expected to increase in 2008, primarily from economic growth in developing Asian countries, global production capacity is also expected to increase, which should moderate the global oil price increases. Finally, we cannot predict how long global economic growth can be sustained, whether proposed environmental and energy legislation will be enacted, the impact of further geopolitical disruption of energy supply, or to the extent such factors may impact this industry.

Power Generation

Approximately 12% of our revenues are derived from the commercial nuclear power market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, and bolting solutions through our Flow Control segment. In addition, we are one of a small number of companies which provides N-stamp quality assurance certification necessary for supplying nuclear plant equipment. Many of the companies that originally participated in the nuclear power plant construction market years ago have since exited this market.

Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the 104 operating U.S. nuclear power plants have applied for or will be applying for plant life extensions, as they reach the end of their current 40-year operating lives. As of December 31, 2007, approximately 48 plants have received plant life extensions, applications from 10 additional plants have been submitted and are pending approval, and letters of intent to apply have been received from 25 more plants with expected application submittal dates from March 2007 through August 2013.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in commercial nuclear power demand over the next several years. Continued growth in global demand for electricity, especially in developing countries with limited supply, will require increased capacity. The Nuclear Energy Institute estimates that an average of 34 new nuclear reactors would need to be built every five years over the period 2010 through 2030 to meet projected demand. Instability in the world petroleum markets, where we have seen unprecedented high oil prices, have fostered support for seeking alternative fuel sources globally. Nuclear power is the most economical source for generating electricity. There is also increased attention to environmental issues, and nuclear power has proven to have minimal impact on the environment as compared to the majority of current sources. In addition, the U.S. has indicated that it wants to decrease its dependence on foreign oil imports, which accounts for more than half its current supply.

Longer term, we expect to see excellent growth opportunity due to planned new plant construction both domestically and internationally. The continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a reassessment of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. Domestically, applications for eight new power plants have been submitted to the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for new nuclear power plants in the U.S., and an additional 25 more power plants are anticipated. Thus far, the Westinghouse AP1000 reactor design has been selected for 14 of the potential new reactors. Our Flow Control segment has significant content on the AP1000 reactor, the only Generation III+ advanced design certified by the Nuclear Regulatory Commission. COL application submittals began in September of 2007 and, if approved, construction could begin as early as 2010.

Internationally, new nuclear plant construction is ongoing. Currently there are 34 new reactors under construction, 93 more planned, and another 222 proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. In September 2007, we completed negotiations with Westinghouse Electric Company and China’s State Nuclear Power Technology Corporation (SNPTC) to provide reactor coolant pumps (RCPs) and associated technology rights for four AP1000 power plants to be built in China.

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

As such, for the year ended December 31, 2007, our organic growth calculations do not include the operating results related to our 2007 acquisitions, Scientech, Valve Systems and Controls, Benshaw Inc., and IMC Magnetics, a portion of our 2006 acquisitions, including four months of operating results of Allegheny Coatings and Enpro Systems, and eight months of operating results of Swantech.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

For the year ended December 31, 2007, we recorded consolidated net sales of $1,592.1 million and net earnings of $104.3 million, or $2.32 per diluted share. Sales for 2007 increased 24% over 2006 sales of $1,282.2 million. Net earnings for 2007 increased 30% from 2006 net earnings of $80.6 million, or $1.82 per diluted share.

The increase in revenues was mainly driven by our base businesses, which experienced organic sales growth of 13% in 2007, led by the Motion Control segment, which grew organically by 14%, followed by our Flow Control and Metal Treatment segments, which experienced solid organic sales growth of 13% and 12%, respectively over 2006. Additionally, sales in 2007 benefited from our 2006 and 2007 acquisitions, which contributed $142.1 million in incremental sales in 2007. See Note 2 to the Consolidated Financial Statements for further information regarding acquisitions.

In our base businesses, higher commercial sales to the oil and gas, commercial aerospace, and power generation markets drove our organic sales growth. Organic sales to the oil and gas market increased $75.2 million, mainly due to demand for our flow control coker valve product which continues to penetrate the market and gain customer acceptance as the initial product installations continue to perform well. The remaining increase resulted from strong sales of other valves, actuators, and engineering and field services as the oil and gas market continued to increase capital spending to expand capacity and improve plant efficiencies. Sales from our base businesses to the commercial aerospace market increased $26.8 million in 2007 because of the overall growth of the market, driven by increased production requirements from our customers in our Motion Control and Metal Treatment segments and content on new programs in our Motion Control segment. Organic sales to the power generation market increased $10.8 million, mainly due to higher sales of our flow control valves, fasteners, and engineering design and supports services resulting from the timing of refurbishment cycles and plant outages.

Our defense businesses provided stable growth of 5% with contributions from each of our markets, aerospace, naval, and ground. The primary driver was organic growth in the defense aerospace sector which increased $19.9 million in 2007. This market improvement was mainly due to higher sales of our Motion Control’s embedded computing products, which have gained additional market share and benefited from a stronger backlog. In addition, our flight control actuator sales increased due to increased spares, engineering services, and production requirements on existing and new platforms. Lastly, foreign currency translation had a favorable impact on sales of $17.4 million in 2007 as compared to 2006.

Operating income for 2007 totaled $179.2 million, an increase of 27% from $140.6 million in 2006. Overall organic operating income growth, which includes nonsegment corporate expenses, was 20% for 2007 compared to the prior year. Strong segment growth was driven by our Metal Treatment and Motion Control segments, which experienced organic growth of 19% and 18%, respectively, from the prior year. Organic operating income growth in our Flow Control segment was 5% in 2007. The 2006 and 2007 acquisitions contributed $10.3 million of incremental operating income during 2007.

In our base businesses, the organic operating income growth increase is primarily attributed to higher sales volume and cost reduction initiatives, even though gross margins slipped from 33.6% to 32.9% . The gross margin percentage decline occurred in our Flow Control and Motion Control segments and is mainly due to increased work on development contracts and new programs, which are priced at lower margins to capture potential follow-on long-term production and spares orders; cost overruns on certain development contracts and new programs; and higher material and other production costs on fixed-price long-term contracts. Our overall operating income margins were up 30 basis points to 11.3% as lower nonsegment operating expenses were partially offset by lower operating segment margins. The gross margins from the higher sales volume were further reduced by a 21% increase in our organic research and development expenses mainly within our Motion Control and Flow Control segments. In our Motion Control segment, increased spending within our embedded computing business on new product development and product enhancements drove the increase. Higher research and development costs within our Flow Control segment resulted from increased investment in product development in our commercial power and oil and gas markets. Our organic selling, general and administrative costs grew just under 10% in 2007 as compared to 2006. Cost reduction initiatives across all segments and the decline in redundant expenses due to the creation of a shared service center resulted in operating expense growth less than sales growth. Lower non-segment corporate expenses also helped improve our operating margins. In 2006 we established a $6.5 million litigation reserve at the nonsegment level that did not repeat in 2007. Pension expense related to the Curtiss-Wright pension plan was down slightly as certain one-time costs in 2006 did not repeat and this savings was partially offset by increased service and interest costs mainly related to our acquisitions. Foreign currency translation had an unfavorable impact on operating income of $2.6 million for 2007 as compared to 2006. Although foreign currency translation had a favorable impact on sales for the segment, the net impact to operating income was unfavorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars. Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.

We incurred higher interest expense in 2007 compared to 2006. The increase was due to higher average outstanding debt associated with the funding of our acquisitions and accounted for approximately 80% of the increase. The remaining increase was due to higher interest rates. Our average borrowing rate increased 20 basis points in 2007 as compared to 2006 while our average outstanding debt increased 16% for the comparable periods. Net earnings in 2007 and 2006 included certain nonrecurring tax benefits totaling $4.1 million and $5.1 million, respectively.

Backlog at December 31, 2007 reached $1,303.8 million compared with $875.5 million at December 31, 2006, and $805.6 million at December 31, 2005. Acquisitions made during 2007 represented $121.1 million of the backlog at December 31, 2007. New orders received in 2007 totaled $1,870.4 million, which represents a 40% increase over 2006 new orders of $1,333.0 million and a 48% increase over new orders received in 2005. Acquisitions made during 2006 and 2007 contributed $132.5 million in incremental new orders received in 2007. Approximately $293 million of the increase is a result of the awards of the reactor coolant pump contracts with SNPTC and Westinghouse for four new AP 1000 reactors in China. Record orders for our flow control coker valve and strong orders for our motion control actuation systems, integrated sensing, and embedded computing products also contributed to the new order improvement. Our metal treatment services, repair and overhaul services, which represent approximately 20% of our total sales for 2007, are sold with very modest lead times. Accordingly, the backlog for these businesses is less of an indication of future sales than the backlog of the majority of the products and services of our Motion Control and Flow Control segments, in which a significant portion of sales is derived from long-term contracts.

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

Operating income for 2006 totaled $140.6 million, an increase of 2% from operating income of $138.0 million in 2005. In the fourth quarter of 2006, we established a reserve in the amount of $6.5 million to reflect potential liabilities arising from a jury verdict returned against us in a lawsuit filed by a former employee. Overall organic operating income growth, which includes nonsegment expense, was 3% for 2006, compared to 2005. Strong segment growth was driven by our Metal Treatment and Flow Control segments, which experienced organic growth of 21% and 14%, respectively, from 2005. Organic operating income growth in our Motion Control segment was 11% in 2006. The 2005 and 2006 acquisitions experienced an incremental loss of $1.3 million during 2006 mainly due to integration costs, lowering the overall operating segment margin in 2006 as compared to 2005.

In our base businesses, the organic operating income growth increase was primarily attributed to higher sales volume, however, gross margins slipped from 34.5% to 33.7% . The gross margin percentage decline occurred in our Flow Control and Motion Control segments and was mainly due to increased work on development contracts and new programs, which were priced at lower margins to capture follow-on long-term production and spares orders, higher material and other production costs on fixed-price long-term contracts, and cost overruns on certain new programs and development contracts. The gross margins from the higher sales volume were further reduced by higher general and administrative costs, which grew faster than sales at 20% in 2006 as compared to 2005. The increase in general and administrative costs was due primarily to the establishment of the $6.5 million litigation reserve noted above, the expensing of stock options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006, which totaled $4.9 million, and an increase in pension expense of $4.2 million related to the Curtiss-Wright pension plan due primarily to increased service costs related to head count and salary increases, special termination benefits, and a lump sum payment related to the retirement of a key executive. In addition, we recognized a gain on the sale of property for $2.8 million in 2005, which did not recur in 2006. Selling expenses increased $6.9 million, or 10%, which was slightly behind the sales growth. Research and development costs declined $0.8 million in 2006 as compared to 2005 as more engineering effort was put into development contracts. These costs were classified as cost of goods sold on the statement of income. We also benefited in 2006 from reimbursements of previously expensed research and development costs under joint projects with customers. Foreign currency translation had an unfavorable impact on operating income of $2.0 million for 2006 as compared to 2005.

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

Segment Performance

We operate in three principal operating segments on the basis of products and services offered and markets served: Flow Control, Motion Control, and Metal Treatment. See Note 16 to the Consolidated Financial Statements for further segment financial information. The following table sets forth revenues, operating income, operating margin, and the percentage changes on those items, for 2007 as compared with the prior year periods, by operating segment:

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)				2007	2006
	2007	2006	2005	vs. 2006	vs. 2005
Sales:
Flow Control	$746,253	$548,121	$466,546	36.1%	17.5%
Motion Control	591,032	509,462	465,451	16.0%	9.5%
Metal Treatment	254,839	224,572	198,931	13.5%	12.9%
Total Curtiss-Wright	$1,592,124	$1,282,155	$1,130,928	24.2%	13.4%

Operating Income:
Flow Control	$73,476	$60,542	$54,509	21.4%	11.1%
Motion Control	64,837	55,242	50,485	17.4%	9.4%
Metal Treatment	50,880	42,385	34,470	20.0%	23.0%
Total Segments	189,193	158,169	139,464	19.6%	13.4%
Corporate & Other	(10,009)	(17,541)	(1,482)	(42.9%)	1083.6%
Total Curtiss-Wright	$179,184	$140,628	$137,982	27.4%	1.9%

Operating Margins:
Flow Control	9.8%	11.0%	11.7%
Motion Control	11.0%	10.8%	10.8%
Metal Treatment	20.0%	18.9%	17.3%
Total Segments	11.9%	12.3%	12.3%
Total Curtiss-Wright	11.3%	11.0%	12.2%

Flow Control

Sales for 2007 were $746.3 million, a 36% increase over 2006 sales of $548.1 million. The sales increase was achieved through organic sales growth of 13% and sales from our 2006 acquisitions of Enpro Systems and Swantech and our 2007 acquisitions of Scientech, Valve Systems and Controls, and Benshaw, which contributed $129.5 million in incremental revenue. The increase in organic sales was driven by higher sales to the oil and gas market of $76.7 million, higher sales to the power generation market of $8.6 million, partially offset by lower sales to the U.S. Navy of $16.8 million.

High demand for our coker valves continued in 2007 as the products continue to gain greater market acceptance as our installed base continues to perform well. Coker valve sales accounted for 44% of the oil and gas market sales growth in 2007. Additionally, in 2007 refineries continued to increase capital spending to increase capacity and improve plant efficiencies and perform more service and maintenance to support their current capacity. As a result, sales of our other products and services to the oil and gas market, such as valves, actuators, and aftermarket field services were up $41.3 million over the prior period. We also benefited from additional repair services resulting from increased Gulf Coast turnaround business. Strong product demand for our valves, fasteners, and engineering design and support services from U.S. nuclear power plants drove the increased sales in the power generation market versus 2006. Demand from nuclear power plants is driven by the timing of refurbishment cycles and both scheduled and unscheduled plant outages, which can vary in timing and cause fluctuations from period to period. Power generation revenues were driven by higher sales of valves, spare parts, fasteners, and engineering support services, which increased by $10.3 million over the prior year period. In addition, we had $8.3 million of sales for our new AP1000 reactor coolant pump to be used in future Chinese power plants. These increases to the power generation market were partially offset by lower sales of our control rod drive mechanisms and other reactor coolant pumps of $10.0 million due to the wind down on some larger contracts. The lower sales to the U.S. Navy was driven by decreased electromechanical generator and pump sales and valves sales of $30.3 million due to the timing of procurement cycle on new aircraft carriers and submarines. Lower sales of $5.8 million for our JP-5 jet fuel valves used on Nimitz-class aircraft carriers and ball valves used on Virginia-class submarines were caused by delayed funding for these two programs as funds are being diverted to support the war efforts. Partially offsetting these declines in 2007 were higher development work for U.S. naval surface ships (DDX) and NAVSEA program and production work on the EMALS and AAG programs of $23.2 million. Sales to the U.S. Navy are dependant on Navy procurement budgets and are subject to fluctuations due to timing of funding releases. In addition, foreign currency translation favorably impacted this segment’s sales by $1.2 million in 2007 compared to 2006.

Operating income for 2007 was $73.5 million, an increase of 21% over 2006 operating income of $60.5 million. The base business operating income grew 5% organically for the full year ended December 31, 2007, while the 2006 and 2007 acquisitions positively impacted operating income by $10.0 million in 2007 due to strong performance in the oil and gas and power generation markets. The increase in the operating income from the base businesses resulted from higher sales volume, particularly from our coker valve and other valve products and services to the oil and gas market. Favorable sales mix from other non-coker valve products, and engineering services to the oil and gas market for maintenance, repair, and overhaul services which were due to the continued investment by worldwide refineries, also contributed to the higher operating income. In addition, we experienced improved operating performance in our consolidated TapcoEnpro business unit which began its consolidation process in 2006. In the power generation market, our operating income improved due to favorable sales mix with our valve and fastener products and production efficiency improvements with our control rod drive mechanisms, which experienced approximately $3 million of cost overruns in 2006. This segment also received approximately $2 million of recovery from the U.S. Government for environmental remediation costs, which benefited operating income in 2007.

The overall operating margin for this segment decreased 120 basis points in 2007 versus the prior year period. The lower overall margins resulted mainly from cost overruns on fixed priced development contracts. We experienced a loss of $3.5 million on a pump development contract with the U.S Navy for three newly designed pumps to be used on CVN aircraft carriers. The other main loss development contract was for first time design airlock doors to be used in Chinese nuclear power plants. The new product cost overruns are common when undertaking the design, manufacturing, and qualification of technically challenging products for the first time. We anticipate these investments will benefit us in the long-term through future production orders. Coupled with these overruns were higher material, transportation, and fabrication costs, particularly within the fixed-price coker valve contracts in the oil and gas market. Additionally, this segment’s operating margin was impacted by the continued investment in the development of new commercial (mainly in oil and gas and power generation) and military technologies which resulted in an increase of research and development costs of nearly $2.5 million as compared to the prior year, net of reimbursements under joint projects with customers. Selling and administrative costs were up 17% organically in 2007, driven by increased infrastructure costs incurred to support our organic growth. In addition, foreign currency translation unfavorably impacted operating income by $1.6 million in 2007 as compared to 2006. Although foreign currency translation had a favorable impact on sales for the segment, the net impact to operating income was unfavorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars. Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.

Backlog at December 31, 2007 was $775.6 million compared with $434.8 million at December 31, 2006 and $429.2 million at December 31, 2005. The 2007 acquisitions represented $107.6 million of backlog at December 31, 2007. New orders received in 2007 totaled $969.3 million, a 78% increase over 2006 new orders of $545.5 million and a 94% increase over new orders received in 2005. The acquisitions made in 2006 and 2007 contributed $124.8 million in incremental new orders received in 2007. Approximately $293 million of the increase is a result of the awards of the reactor coolant pump contracts with SNPTC and Westinghouse for four new AP 1000 reactors in China. Continued strong demand in the oil and gas market for our products also contributed to the increase. Partially offsetting these increases were lower orders from the U.S. Navy in 2007 compared to 2006 due to the timing of their procurement cycle.

In 2006, our Flow Control segment reported sales of $548.1 million, an 18% increase over 2005 sales of $466.5 million. The sales increase was achieved through organic sales growth of 15% and sales from our 2006 acquisitions of Enpro Systems and Swantech, which contributed $14.1 million in incremental revenue. The increase in organic sales was driven by higher sales to the oil and gas market of $33.9 million, higher sales to the power generation market of $15.1 million, and higher sales to the U.S. Navy of $13.1 million. High demand for our coker valves continued in 2006 as the products continue to gain greater market acceptance in the industry as our installed base continued to perform well. Coker valve sales accounted for 71% of the oil and gas industry sales growth in 2006. Additionally, refineries continued to invest money to increase capacity and improve plant efficiencies in 2006. As a result, sales of our other products to the oil and gas industry were up $10.1 million over the prior period. We also benefited from additional repair services associated with turnaround work resulting from the hurricane damage in 2005. Strong product demand from nuclear power plants drove the increased sales in the power generation market versus 2005. Demand from nuclear power plants was driven by the timing of refurbishment cycles and both scheduled and unscheduled plant outages, which varied in timing and cause fluctuations from period to period. In 2006, we expanded our electro-mechanical product line to include reactor vessel heads, which supplemented the control rod drive mechanisms sales. Power generation revenues were driven by sales of valves, spare parts, and services, which increased by $8.2 million, control rod drive mechanisms to nuclear power plants, and motor remanufactures, which increased $5.7 million and $5.0 million, respectively, over 2005. These increases to the commercial power generation were partially offset by a $3.9 million decrease in reactor coolant pump sales because of the timing of orders. The higher sales to the U.S. Navy were mainly driven by increased generator, pump, and valve sales of $23.7 million for use on the CVN aircraft carrier. Sales to the U.S. Navy were also positively impacted by additional engineering, analysis, and development work of $5.0 million, higher sales of electronic power supply products of $2.3 million as we gain additional market share, and higher electro-mechanical spares of $1.6 million, versus 2005. Partially offsetting these naval sales was a $19.4 million decrease in generator, pump, and valve sales for submarines. Sales to the U.S. Navy were and still are dependant on Navy procurement budgets and are subject to fluctuations due to timing of funding releases. In addition, foreign currency translation favorably impacted this segment’s sales by $0.9 million in 2006 compared to 2005.

Operating income for 2006 was $60.5 million, an increase of 11% over 2005 operating income of $54.5 million. The base business operating income grew a solid 14% organically for the full year ended December 31, 2006, while the 2006 acquisitions negatively impacted operating income by $1.3 million in 2006 due to business integration costs. The increase in the operating income from the base businesses resulted from higher sales volume, particularly from our coker products to the oil and gas industry. The overall base business operating margin for this segment decreased 70 basis points in 2006 versus 2005. The lower overall margins resulted from several factors including higher material, transportation, and fabrication costs particularly within fixed-price valve contracts within the oil and gas industry. Gross margins in 2006 were also impacted by additional testing and qualification costs on newer products, such as the control rod drive mechanisms in the nuclear power generation market and composite pumps and trim and drain product to the U.S. Navy. The new product cost overruns are common when undertaking the design, manufacture, and qualification of technically challenging products for the first time. Additionally, we experienced cost overruns on our JP-5 and ball valves servicing U.S. Navy aircraft carriers and submarines, respectively. The cost overruns were associated with improving the design of the products and higher material costs. Partially offsetting these impacts was better labor utilization within our electro-mechanical division and better mix in other product sales to the oil and gas industry for maintenance, repair, and overhaul services associated with refinery turnarounds.

Research and development costs increased $1.5 million in 2006 over 2005 as additional investments were made to grow our commercial power business, partially offset by reimbursements of costs under joint projects with customers. Selling and administrative costs were up 21% in 2006, driven by increased infrastructure costs incurred to support our organic growth as well as a $1.5 million expense associated with the adoption of SFAS 123(R). In addition, foreign currency translation favorably impacted operating income by $0.2 million in 2006 as compared to 2005.

Motion Control

Our Motion Control segment reported sales of $591.0 million for 2007, a 16% increase over 2006 sales of $509.5 million. The sales increase was achieved mainly through organic sales growth of 14% and a partial-year sales contribution related to our 2007 acquisition, IMC Magnetics, which added $8.3 million of incremental revenue. The increase in organic sales was driven mainly by higher sales to the naval defense market of $24.8 million, higher sales to the commercial aerospace market of $19.3 million, higher sales to the aerospace defense market of $18.7 million, and higher sales to the ground defense market of $5.7 million.

The naval defense market improvement was due to higher sales of embedded computing products of approximately $15 million used on various radar, processing, distribution and display systems, and related electronic communication devices on various naval platforms. Additionally, we had increased revenues for our shipboard helicopter handling and door systems, higher spares, and repair and overhaul work, the total of which increased $7.9 million in 2007. This improvement was partially offset by lower revenue for our marine defense sonar products. The aerospace defense market improvement was mainly due to increased demand for our embedded computing products used on various U.S. Air Force and U.S. Army programs, such as the F-15, F-16, F-35 Joint Strike Fighter Lightning II, helicopters, and unmanned aircraft systems. These embedded computing products accounted for the majority of the market increase. The COTS market continues to be strong, and our ability to offer a complete embedded computing solution has contributed to this continuing improvement. The remaining change was due to higher sales of our actuation, air data and flight recorder products, and engineering services. This improvement was driven by higher production ship-set work on the V-22, F-22, F-18, and Blackhawk programs and higher spares for the Blackhawk and F-22 programs, partially offset by the wind down on our F-16 contracts. Our ground defense market revenue was up slightly in 2007 as the higher sales of our ground vehicles subsystems for the Future Combat System were partially offset by reductions of additional spares and resets for the Bradley Fighting Vehicle, as well as delays in production orders for the Armored Security Vehicle.

The growth in the commercial aerospace market was driven largely by increased OEM sales of $8.6 million for our actuation systems used on the Boeing 700 series platforms, as assemblies that were ramping up in 2006 entered full-production rates in 2007. New programs in 2007, such as the cargo door system and aft struts for the 787 program and trailing edge actuation systems used on the 737 series, also contributed to this market growth. The remaining increase of approximately $7 million in this market was driven by strong international orders for our flight data recorders, other integrated sensors and components, smoke detection devices, and rotary ice protection systems. This improvement can be attributed to new customer programs, expansion of existing product lines, gaining market share from competitors, and new product offerings into the regional jet markets, such as the Eclipse aircraft. We also experienced an increase in the general industrial market resulting from the overhaul of tilting train drives program in our European unit, which began in 2006 and reached normal anticipated levels in 2007. In addition, higher sales of controllers, transformers, faders, and sensors, due to generally strong economic conditions in the European manufacturing industry, contributed to this market improvement. Commercial aerospace aftermarket sales and repair and overhaul services remained flat year-over-year. Foreign currency translation favorably impacted sales by $7.8 million as compared to the prior year period.

Operating income for 2007 was $64.8 million, an increase of 17% over 2006 operating income of $55.2 million, all of which was organic. Our 2007 acquisition of IMC Magnetics experienced an operating loss of $0.3 million due to purchase accounting adjustments and the timing of new orders. The increase in operating income for the base business was driven by higher sales volume, cost reduction initiatives, and production efficiencies, mainly within our embedded computing, naval defense, and European integrated sensing businesses. This segment’s gross margins were essentially flat year-over-year as these improvements were offset by lower gross margins in both the commercial and defense aerospace markets driven by higher development work on key programs with major suppliers and investments in new programs, both of which carry lower margins. We also realized lower margins from the ground defense market as development work on the Future Combat System was competitively bid to gain entry into this program. In addition, we recorded losses on development contracts within our embedded computing business as we hope this investment will help us gain entry into several new market segments. Lastly, this segment was also negatively impacted by higher material and freight costs in 2007.

This segment’s operating income margins were up slightly year-over-year. We continued our operating cost reduction initiatives throughout the segment, which resulted in its cost growth below the sales growth levels. Shared service centers have been developed to reduce redundant operations, resulting in lower operating costs and better efficiencies. Research and development expenses grew by 25% as work moved from product support to new development. Our embedded computing business drove the increase as a result of increased spending and additional headcount to support new strategic initiatives. In addition, foreign currency translation unfavorably impacted operating income by $3.8 million in 2007 as compared to 2006. Although foreign currency translation had a favorable impact on sales for the segment, the net impact to operating income was unfavorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars. Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.

Backlog at December 31, 2007, was $525.8 million compared with $438.6 million at December 31, 2006, and $374.5 million at December 31, 2005. The IMC Magnetics acquisition made during 2007 represented $13.5 million of backlog at December 31, 2007. New orders received in 2007 totaled $646.0 million, up 15% over the 2006 new orders of $563.5 million and a 15% increase over new orders received in 2005. The increase in new orders was mainly due to contract wins for commercial actuation systems, naval defense landing systems, integrated sensing and components, and embedded computing products.

Our Motion Control segment reported sales of $509.5 million for 2006, a 10% increase over 2005 sales of $465.5 million. The sales increase was achieved mainly through organic sales growth of 8% and a full year of sales contribution related to our 2005 acquisition, Indal, which included $5.9 million of incremental revenue. The increase in organic sales was driven mainly by higher sales to the commercial aerospace market of $27.6 million and higher sales to the military markets of $18.9 million, which was partially offset by a decrease in sales to the general industrial market of $5.7 million. The growth in the commercial aerospace market was mainly related to an increase of $20.2 million in commercial aerospace OEM market sales. The OEM sales were driven largely by increased sales of $9.3 million for content on the Boeing 700 series platforms, due mainly to an increase in ship-sets and new programs, and $9.5 million of sensors and components, due mainly to new customer programs, expansion of existing product lines, and new products, such as the recently approved Eclipse aircraft. Commercial aerospace aftermarket sales increased $7.4 million from 2005, with $4.0 million attributable to the repair and overhaul business as conditions improve in the industry. The remaining increase was due to higher spares sales of $3.4 million, mainly related to improving conditions in the industry. There was also an increase in sales of sensor products which was mainly related to smoke detection devices and flight recorders due to improved general economic conditions. Higher sales to the military were driven by a $25.2 million increase in sales to the defense ground market. Higher sales of our embedded computing products of $14.9 million used on various ground defense vehicles were driven by war-related orders of additional spares and resets for the Bradley Fighting Vehicle, new production orders for the Armored Security Vehicle, and additional orders from other military programs. The remaining change was caused by growth in sales of our ruggedized military ground vehicle subsystems to be used on the Future Combat System program. These improvements were partially offset by a $7.5 million reduction in the defense aerospace market. The decrease is attributable to lower sales of airborne sensor products of $7.6 million resulting from the completion of contracts and lower sales for electronic communication devices of $3.5 million due to reduced customer demand, partially offset by stronger orders for various helicopter programs, especially for the Blackhawk. The defense navy market remained relatively flat from 2005 through 2006, while a $6.9 million reduction to the other government agencies related mainly to the completion of the manned space flight contracts. Partially offsetting these improvements were lower sales of other sensor and controller products to the general industrial market of $5.7 million. The decrease is primarily due to lower sales of controller products of $3.1 million to the European market as a primary customer for these products continued its transition to in-house production.

Operating income increased $4.8 million, to $55.2 million, for 2006, an increase of 9% over 2005 operating income of $50.5 million. The base business operating income grew 11% organically for the year ended December 31, 2006, while the 2006 acquisition negatively impacted operating income by $0.8 million in 2006 due to delays in timing of their contracts. The improvement in operating income was driven primarily by the higher sales volume, partially offset by an unfavorable mix of sales to the aerospace defense markets. The lower gross margins were associated with increased development work, which derived lower margins and were performed in anticipation of follow-on production orders, investments in new programs which were competitively bid, and slightly higher material costs on the key programs such as the 737 platform. The segment also experienced cost overruns on certain development contracts, the bulk of which related to a fixed price contract for the 767 tanker refueling program. Also negatively impacting gross margins was unfavorable foreign currency translation, as described in more detail below.

The lower gross margin percentages did not have as significant an effect on the overall operating margins of the segment as operating costs in 2006 remained flat as compared to 2005. Research and development costs declined $2.9 million because the increased engineering effort was put into development contracts. As a result, these costs are classified as cost of goods sold on the statement of income. Additionally, we saw the benefits of integration efforts as redundant research and development activities were consolidated, especially in our embedded computing division. Selling, general, and administrative costs were up 7% over 2005, which included overcoming the unfavorable impact of foreign currency translation and the impact of adopting SFAS 123(R), where the expensing of stock options increased general and administrative expenses by $1.5 million as compared to 2005. Operating cost reductions were experienced through business unit integration efforts, as well as significant cost-cutting initiatives implemented during 2006 at all facilities. Overall, operating income was negatively impacted by foreign currency translation of $2.4 million despite the favorable impact currency translation had on sales. This was primarily due to certain Canadian operations whose sales were primarily denominated in U.S. dollars, and, thus, changes in the foreign currency rates directly impacted Canadian dollar operating costs with no offsetting effect on sales.

Metal Treatment

Our Metal Treatment segment reported sales of $254.8 million in 2007, an increase of 14% over 2006 sales of $224.6 million. Organic sales growth of 12% contributed $26.0 million to the increase, while our 2006 acquisition of Allegheny Coatings contributed $4.3 million of incremental revenue. The segment experienced organic sales growth in all of its major markets and primary service offerings, with increased sales to the commercial aerospace and defense markets of $11.2 million and $4.0 million, respectively over 2006. Sales to the general industrial, oil and gas, automotive, and power generation markets combined for an additional $10.7 million in revenue during 2007 as compared to 2006. The sales growth to the commercial aerospace market grew in each of our major service lines due to higher production requirements of OEM manufacturers, primarily shot peen forming services on wing components on the Airbus and Boeing families of aircraft, coatings services for engine components on Boeing aircraft, and other shot and laser peening, coating, finishing, and heat treating services for various OEMs. Defense sales increased primarily from defense aerospace requirements due to the ongoing war on terror. The remaining increases over our major markets occurred primarily in the European markets, as the domestic market continues to soften, especially automotive. In addition, foreign currency translation had a favorable impact on sales of $8.4 million in 2007 compared to 2006.

Operating income for 2007 increased 20% to $50.9 million from $42.4 million during 2006, mainly due to higher sales volume. Organic growth was 19%, while the 2006 acquisition generated incremental operating income of $0.6 million during 2007. Overall, our operating income margin improved 110 basis points mainly as a result of increases in both gross margins and lower operating costs as a percentage of sales. The improved gross margin of 60 basis points was a result of the higher sales volume covering our fixed overhead costs. Total operating expenses increased approximately 10% over the prior year but declined as a percentage of sales by 50 basis points. Foreign currency translation had a favorable impact of $2.8 million on operating income in 2007 compared to 2006.

Backlog at December 31, 2007 was $2.3 million compared with $2.1 million at December 31, 2006. New orders received in 2007 totaled $255.1 million, a 14% increase from 2006 new orders of $224.7 million and a 28% increase over new orders received in 2005. The increase is mainly due to the strength in the global economy, which positively impacted the core shot peening business, and the segment’s recent acquisition. Our metal treatment services are sold with very modest lead times. Accordingly, the backlog for this segment is less of an indication of future sales than the backlog of the majority of the products and services of our Motion Control and Flow Control segments, in which a significant portion of sales is derived from long-term contracts.

Our Metal Treatment segment reported sales of $224.6 million in 2006, an increase of 13% over 2005 sales of $198.9 million. Organic sales growth of 9% contributed $18.1 million to the increase, while our 2006 acquisition contributed $7.6 million of incremental revenue. The segment experienced organic sales growth in nearly all of its markets, led by increased sales to the commercial aerospace and general industrial markets of $7.0 million and $4.0 million, respectively. Meanwhile, sales to the defense, power generation, and oil and gas markets increased $3.7 million, $2.1 million, and $1.9 million, respectively, offset by a slight decline in sales to the automotive market of $0.7 million as compared to 2005. The sales growth to the commercial aerospace market was driven by customer production requirements for shot peen forming services, primarily on wing components on the Airbus family of aircraft, coatings services for engine components on Boeing aircraft, and other peening and coating services for various OEMs. Increased sales of our heat treating services drove the 2006 organic growth in the general industrial market while sales increases in the defense, power generation, and oil and gas markets were driven primarily by sales of our shot peening services, due to the continued strengthening of the economy. The slight decline in sales to the automotive market was due to lower demand of our shot peening services in North America partially offset by increased European demand. In addition, foreign currency translation had a favorable impact on sales of $1.3 million in 2006 compared to 2005.

Operating income for 2006 increased 23% to $42.4 million from $34.5 million during 2005, mainly due to higher sales volume. During 2006, the base businesses increased 21% while the acquisition made in 2006 generated incremental operating income of $0.7 million. Overall, our operating income margin percentage improved 160 basis points mainly as a result of improved gross margins from the higher sales volume, particularly in our heat treating division, and the decrease of cost overruns such as those experienced on certain shot peening jobs incurred at the end of 2004 and beginning of 2005. The higher gross margins were offset by increased operating expenses, which in the past have remained relatively flat. Selling, general, and administrative costs of the base businesses increased 15% over 2005, driven primarily by increased stock-based compensation of $1.1 million associated with the 2006 implementation of SFAS 123(R), increased research and development costs of $0.5 million due to continued development of our laser peening technology, and a normal increase in employee salaries and other operating costs. Foreign currency translation had a nominal positive impact on operating income in 2006 compared to 2005.

Corporate and Other Expenses

Non-segment operating costs consist mainly of pension expense associated with the Curtiss-Wright Pension Plans, environmental remediation and administrative expenses, net foreign transaction gains/losses, and other income and expense not directly associated with the ongoing performance of the segments. We had non-segment operating costs of $10.0 million, $17.5 million, and $1.5 million in 2007, 2006, and 2005, respectively.

Pension expense associated with the Curtiss-Wright Pension Plans was $5.5 million, $6.2 million, and $2.0 million in 2007, 2006, and 2005, respectively. The higher 2006 expense was due to a settlement charge resulting from the retirement of a key executive and his election to receive his pension benefit as a single lump sum payout and special termination benefits offered for a limited period of time to certain employees in the Motion Control segment who were subject to a reduction in workforce. These two items totaled $1.6 million. Excluding these one-time benefits, the higher 2007 pension expense was due to increased service and interest costs mainly resulting from our acquisitions, as well as higher compensation expense.

Environmental remediation and administration costs represented $1.2 million, $0.8 million, and $0.8 million in 2007, 2006, and 2005, respectively. In the fourth quarter of 2006, we established a reserve in the amount of $6.5 million to reflect potential liabilities arising from a jury verdict returned against us in a lawsuit filed by a former employee. We also realized a gain of $2.8 million during 2005 on the sale of a former operating property located in Fairfield, New Jersey. The corporate segment retains the unallocated medical costs associated with the pooling of self-insurance costs. Lower unallocated medical costs in 2007 accounted for the remaining difference when comparing to 2006, whereas higher unallocated medical costs in 2006 accounted for the remaining difference when comparing to 2005.

Interest Expense

Interest expense increased $4.5 million in 2007 compared to 2006. The increase was due to higher average debt levels associated with the funding of our acquisitions and accounted for approximately 80% of the increase. The remaining change was due to slightly higher interest rates. Our average borrowing rate increased 20 basis points in 2007 as compared to 2006 while our average outstanding debt increased 16% as compared to prior year. Interest expense in 2006 increased $2.9 million from 2005 due to higher interest rates partially offset by lower average outstanding debt.

Provision for Income Taxes

Our effective tax rates for 2007, 2006, and 2005, are 32.3%, 31.5%, and 36.4%, respectively. Our 2007 effective tax rate included tax benefits of $4.1 million, including $3.2 million related to the tax law changes in Canada, the United Kingdom, and Germany, research and development credits from our U.K. operations of $0.9 million. Our 2006 effective tax rate included tax benefits of $5.1 million including $2.0 million relating to research and development credits from our Canadian operations, the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment, and the release of a tax reserve associated with the sale of a former facility following the expiration of the statute of limitations, which resulted in a $1.5 million favorable adjustment, net of tax. Our 2005 effective tax rate included a charge of $0.3 million from the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

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

Operating Activities

Our working capital was $359.6 million at December 31, 2007, an increase of $29.1 million from the working capital at December 31, 2006 of $330.5 million. Our ratio of current assets to current liabilities was 1.9 to 1 at December 31, 2007 and 2.1 to 1 at December 31, 2006. Cash and cash equivalents totaled $66.5 million in the aggregate at December 31, 2007, down from $124.5 million at December 31, 2006. Excluding the impact on cash, working capital increased $87.1 million, primarily due to the 2007 acquisitions. The remainder of the increase was driven mainly by increases in inventory balances as a result of a build up for expected increases in sales in 2008, the stocking of material for new programs, increased deferred contract costs, delayed customer shipments and milestone billings, and higher material costs. We also procured additional material to hedge against rising steel prices and the stocking of long lead material for our long-term contracts. Accounts receivable increased due to higher sales volume as sales in December 2007 were 22% higher than December 2006, the timing of milestone billings, and an increase in DSO, partially offset by strong collection efforts of receivables from certain large projects. These increases were partially offset by an increase in deferred income of $53.1 million mainly due to advance funding from Westinghouse related to the AP 1000 program and higher advance payments from our oil and gas customers. We also experienced an increase in accounts payable and accrued expenses associated with the build up of inventories and higher accrued compensation.

Our short-term debt was $0.9 million at December 31, 2007 and $5.9 million at December 31, 2006. Our long-term debt was $511.0 million at December 31, 2007, an increase of $152.0 million from the balance at December 31, 2006. The increase of long-term debt is primarily due to funds borrowed to purchase Scientech, Benshaw, Valve Systems and Controls, and IMC Magnetics, offset by cash generated during 2007. Days sales outstanding at December 31, 2007 increased to 51 days from 48 days at December 31, 2006, while inventory turnover increased to 5.3 turns at December 31, 2007 as compared to 5.5 turns at December 31, 2006.

Cash and cash equivalents totaled $124.5 million in the aggregate at December 31, 2006, up from $59.0 million at December 31, 2005. Excluding the impact on cash, working capital decreased $4.0 million in 2006, partially due to 2006 acquisitions. Inventory balances rose primarily as a result of a build up for the expected increases in sales in 2007 and strategic initiatives to lower turn-around time for deliveries. We also procured additional material to hedge against rising steel prices and the stocking of long lead time materials for new programs. Accounts receivable increased due to higher sales volume as sales in December 2006 were 13% higher than December 2005 offset by strong collection efforts of receivables from certain large projects. Unbilled receivables increased due to an increase in long-term contracts accounted for under the percentage-of-completion method as well as increased contracts for which progress billings did not apply. These increases to inventory and receivables were offset by an increase in deferred revenue resulting from higher advance payments from our customers. We also experienced an increase in accounts payable and accrued expenses associated with the build up of inventories and higher accrued compensation.

Investing Activities

We have acquired thirty-two businesses since 2001 and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, which totaled $289.3 million and $39.5 million in 2007 and 2006, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments, such as potential earn-out payments and working capital adjustments. During 2007, we made approximately $9.4 million in such payments relative to prior year acquisitions. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meets our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our capital expenditures were $54.4 million in 2007, $40.2 million in 2006, and $42.4 million in 2005. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and new facilities. During 2007, we also began expansion of facilities mainly to support the new AP1000 reactor program.

Financing Activities

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility increased from $400.0 million to $425.0 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600.0 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. The Credit Agreement does not contain any subjective acceleration clauses. As of December 31, 2007, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $820.0 million without exceeding the covenant limit defined in the Credit Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We had $152.0 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2007. We did not have any cash borrowings outstanding as of December 31, 2006. The unused credit available under the Credit Agreement at December 31, 2007 was $224.4 million.

On December 1, 2005, we issued $150.0 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The note also contains a cross default provision with our other senior indebtedness. As of December 31, 2007, we were in compliance with all covenants.

In November 2005, we unwound our interest rate swap agreements with notional amounts of $20 million and $60 million, which were originally put in place to convert a portion of our fixed interest on the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. The unwinding of these swap agreements resulted in a net loss of $0.2 million, which has been deferred and is being amortized over the remaining term of the underlying debt.

On September 25, 2003 we issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2007, we were in compliance with all covenants.

Our industrial revenue bonds, which are collateralized by real estate, were $9.1 million and $14.2 million at December 31, 2007 and December 31, 2006, respectively. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 5.58% for 2007 and 5.38% for 2006.

Future Commitments

Cash generated from operations should be considered adequate to meet our anticipated operating cash requirements for the upcoming year, including planned capital expenditures of approximately $100 million to $115 million, interest payments of approximately $30 million to $32 million, estimated income tax payments of approximately $70 million to $80 million, dividends of approximately $14 million, and additional working capital requirements. We have approximately $2 million in short-term environmental liabilities, which is management’s estimation of cash requirements for 2008. Additionally, we are committed to potential earn-out payments on three of our acquisitions dating back to 2001, which are estimated to be between approximately $7 million and $9 million in 2008. There can be no assurance, however, that we will continue to generate cash flow at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, refinance a portion of our existing debt, or obtain additional financing.

In 2008, our capital expenditures are expected to include the construction of new facilities, expansion of facilities to accommodate new product lines, and new machinery and equipment, such as additional investment in our laser peening technology. The increase is mainly due to the expansion of our facility to support the AP 1000 program.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2007:

(In thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Debt Principal
Repayments (1)	$511,981	$923	$64	$75,066	$68	$152,070	$283,790
Interest Payments on
Fixed Rate Debt	133,582	19,288	19,288	18,254	15,440	15,440	45,872
Operating Leases	77,623	20,113	15,901	11,925	10,585	8,316	10,783
Total	$723,186	$40,324	$35,253	$105,245	$26,093	$175,826	$340,445

(1)	Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on our Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2007, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2008	2009	2010	2011	2012	Thereafter
Letters of Credit(2)	$ 48,574	$ 27,820	$ 3,012	$ 3,778	$ 952	$ 74	$ 12,938

(2)

Amounts indicated as thereafter are letters of credit which expire during the revolving credit agreement term, but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $0.9 million.

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

Under the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined. However, future costs associated with certain loss development contracts may be deferred if follow-on production orders are deemed probable. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time as the price has been finalized.

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

The discount rate used to determine the benefit obligations of the plans as of December 31, 2007, and the annual periodic costs for 2008 remained at 6.0% for all the U.S. pension plans and the EMD postretirement benefit plan to reflect current economic conditions. The rate reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determined our discount rate based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations. The discount rate for the Curtiss-Wright postretirement benefit plan decreased to 5.75% in 2007 to better reflect current economic conditions. This change caused an increase to the benefit obligation. The lower rate in comparison to the other plans is because the plan is closed to new entrants, and the expected payouts are shorter in duration than the other plans. The rate of compensation increase for the pension plans remained at 4% which reflects the experience over the past years and the Corporation’s expectation of future salary increases. We also utilized the RP 2000 mortality tables for the U.S. pension and postretirement benefit plans.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five-year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year. Over the last ten years the market-related value of assets had an average annual yield of 10.1%, whereas the actual returns averaged 9.3% during the same period. We have consistently used the 8.5% rate as a long-term overall average return. Given the uncertainties of the current economic and geopolitical landscapes, we consider the 8.5% rate to be a reasonable assumption of the future long-term investment returns.

The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future. It then grades the rates down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. Any change in the expectation of these rates to return to a normal level should have an impact on the amount of expense we recognize.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, and the actual and expected investment returns of the assets in the pension trust.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Corporation’s pension plans as of December 31, 2007 (in thousands, except for percentage point change):

		Increase in
	Percentage	Benefit	Increase in
Assumption	Point Change	Obligation	Expense

Discount rate	(0.25%)	$10,302	$976
Rate of compensation increase	0.25%	3,067	630
Expected return on assets	(0.25%)	–	1,088

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

As of December 31, 2007, our environmental reserves totaled $23.0 million, the majority of which is long term. Approximately 75% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. We use a discount rate of 4%, which approximates an amount at which the environmental liability could be settled in an arm’s length transaction with a third party. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The fair value of assets acquired (net of cash) and liabilities assumed of our 2007 acquisitions were estimated to be $315.6 million and $35.7 million, respectively. The initial fair values assigned to certain of these acquisitions are preliminary and may be revised prior to finalization, which is to be completed within a reasonable period, generally within one year of acquisition.

Goodwill

We have $570.4 million in goodwill as of December 31, 2007. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. The test is performed in the fourth quarter, which coincides with the completion of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. Estimates are also used for the Corporation’s cost of capital in discounting the projected future cash flows. If it has been determined that impairment has occurred, we may be required to recognize an impairment of our asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite-lived intangible assets are not amortized. Indefinite-lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. Additionally, we review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This accounting standard was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB, in a proposed FSP, agreed to delay by one year the effective date of parts of SFAS No. 157. The proposed delay would apply to all non-financial assets and non-financial liabilities except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Pension and Other Postretirement Plans (“SFAS No. 158””).  The initial provisions of this Statement were adopted for Fiscal Year ended December 31, 2006.  Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require companies to measure the plan assets and obligations as of the date of the employer’s fiscal year end, however earlier adoption of the measurement date provisions is encouraged.  We do not anticipate the change in the Fiscal Year end measurement date to have a material impact on the Corporation’s results of operation or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting treatment for certain specific items, including, but not limited to: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are still evaluating the impact that the adoption of this statement will have on the Corporation’s results of operation or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use such instruments for trading or other speculative purposes. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2007. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 69% and 96% fixed at December 31, 2007 and December 31, 2006, respectively. The variable rates on the Industrial Revenue Bonds are based on market rates. As of December 31, 2007, a change in interest rates of 1% would have an impact on consolidated interest expense of approximately $1.6 million. Information regarding our 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 10 to the Consolidated Financial Statements.

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

Our acquisitions of Indal, Dy4, Novatronics, and Benshaw have increased our exposure to foreign currency exchange rate fluctuations related primarily to the Canadian dollar. We currently have a hedging program in place to mitigate the foreign currency risk. Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have some market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the euro, and the Swiss franc. Any significant change in the value of the currencies of those countries in which we do business against the U.S. dollar could have an effect on our business, financial condition, and results of operations. We seek to minimize the risk from these foreign currency fluctuations principally through invoicing our customers in the same currency as the functional currency of the revenue producing entity. However, our efforts to minimize these risks may not be successful. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $1.4 million as it relates exclusively to foreign currency exchange rate exposures.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, (In thousands, except per share data)	2007	2006	2005

Net sales	$1,592,124	$1,282,155	$1,130,928
Cost of sales	1,068,500	851,076	740,416

Gross profit	523,624	431,079	390,512
Research and development costs	(47,929)	(38,841)	(39,681)
Selling expenses	(92,129)	(76,547)	(69,687)
General and administrative expenses	(204,382)	(175,063)	(143,162)
Operating income	179,184	140,628	137,982
Interest expense	(27,382)	(22,894)	(19,983)
Other income (expense), net	2,369	(112)	299

Earnings before income taxes	154,171	117,622	118,298
Provision for income taxes	(49,843)	(37,053)	(43,018)
Net earnings	$104,328	$80,569	$75,280
Net earnings per share:
Basic earnings per share	$2.35	$1.84	$1.74
Diluted earnings per share	$2.32	$1.82	$1.72

Shares and per share amounts have been adjusted for the April 21, 2006 2-for-1 stock split as further described in Note 1 to the consolidated financial statements.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
At December 31, (In thousands)	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$66,520	$124,517
Receivables, net	392,918	284,774
Inventories, net	241,728	161,528
Deferred tax assets, net	30,208	32,485
Other current assets	26,807	19,341
Total current assets	758,181	622,645

Property, plant, and equipment, net	329,657	296,652
Prepaid pension costs	73,947	92,262
Goodwill	570,419	411,101
Other intangible assets, net	240,842	158,080
Other assets	12,514	11,416
Total assets	$1,985,560	$1,592,156

Liabilities:
Current liabilities:
Short-term debt	$923	$5,874
Accounts payable	137,401	96,023
Accrued expenses	103,207	81,532
Income taxes payable	13,260	23,003
Deferred revenue	105,421	57,305
Other current liabilities	38,403	28,388
Total current liabilities	398,615	292,125
Long-term debt	510,981	359,000
Deferred tax liabilities, net	62,416	57,055
Accrued pension and other postretirement benefit costs	39,501	71,006
Long-term portion of environmental reserves	20,856	21,220
Other liabilities	38,406	29,676
Total liabilities	1,070,775	830,082

Contingencies and Commitments (Notes 10, 13, 15, and 17)
Stockholders’ Equity:

Common stock, $1 par value, 100,000,000 shares authorized at December 31, 2007 and 2006; 47,714,719 and 47,533,294 shares issued at December 31, 2007 and
2006, respectively; outstanding shares were 44,593,011 at December 31, 2007
and 44,023,410 at December 31, 2006	47,715	47,533
Additional paid-in capital	79,550	69,887
Retained earnings	807,413	716,030
Accumulated other comprehensive income	93,327	55,806
	1,028,005	889,256
Less: Common treasury stock, at cost (3,121,708 shares at December 31,
2007 and 3,509,884 shares at December 31, 2006)	(113,220)	(127,182)
Total stockholders’ equity	914,785	762,074
Total liabilities and stockholders’ equity	$1,985,560	$1,592,156

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (In thousands)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$104,328	$80,569	$75,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,699	50,791	47,851
Net loss (gain) on sales and disposals of real estate and equipment	388	486	(2,638)
Deferred income taxes	(8,144)	(11,419)	141
Stock based compensation	10,912	6,621	—
Changes in operating assets and liabilities, net of businesses acquired:
Increase in receivables	(63,998)	(20,489)	(21,558)
Increase in inventories	(50,290)	(11,245)	(26,908)
(Decrease) increase in progress payments	(2,274)	(7,024)	9,815
Increase in accounts payable and accrued expenses	31,078	15,643	22,976
Increase (decrease) in deferred revenue	53,065	32,647	(8,049)
(Decrease) increase in income taxes payable	(6,020)	1,207	11,266
Decrease (increase) in net pension and postretirement assets	5,540	2,982	(3,813)
Increase in other current and long-term assets	(2,668)	(2,667)	(912)
Increase in other current and long-term liabilities	4,520	5,769	1,727
Total adjustments	34,808	63,302	29,898
Net cash provided by operating activities	139,136	143,871	105,178
Cash flows from investing activities:
Proceeds from sales and disposals of real estate and equipment	174	776	11,268
Acquisition of intangible assets	(3,722)	(1,664)	(5,086)
Additions to property, plant, and equipment	(54,433)	(40,202)	(42,444)
Acquisition of new businesses, net of cash acquired	(289,348)	(39,522)	(73,111)
Net cash used for investing activities	(347,329)	(80,612)	(109,373)
Cash flows from financing activities:
Borrowings of debt	751,500	240,000	655,000
Principal payments on debt	(604,560)	(240,058)	(630,327)
Proceeds from exercise of stock options	9,661	8,616	8,492
Dividends paid	(12,440)	(10,538)	(8,458)
Excess tax benefits from share-based compensation	2,590	1,885	—
Net cash provided by (used for) financing activities	146,751	(95)	24,707
Effect of exchange-rate changes on cash	3,445	2,332	(2,529)
Net (decrease) increase in cash and cash equivalents	(57,997)	65,496	17,983
Cash and cash equivalents at beginning of year	124,517	59,021	41,038
Cash and cash equivalents at end of year	$66,520	$124,517	$59,021
Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$315,842	$42,417	$88,578
Additional consideration on prior year acquisitions	9,433	4,546	8,618
Liabilities assumed from current year acquisitions	(35,706)	(7,424)	(23,863)
Cash acquired	(221)	(17)	(222)
Acquisition of new businesses, net of cash acquired	$289,348	$39,522	$73,111

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
					Accumulated
		Class B	Additional		Other
	Common	Common	Paid in	Retained	Comprehensive	Comprehensive	Treasury
(In thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Income	Stock
January 1, 2005	$16,646	$8,765	$55,851	$601,070	$36,797		$(143,515)
Comprehensive income:
Net earnings	–	–	–	75,280	–	$75,280	–
Foreign currency translation
adjustments, net	–	–	–	–	(16,142)	(16,142)	–
Total comprehensive income						$59,138
Dividends paid	–	–	–	(8,458)	–		–
Stock options exercised, net	–	–	42	–	–		7,721
Stock issued under employee stock
purchase plan, net	82	–	3,863	–	–		–
Recapitalization	8,765	(8,765)	–	–	–		–
Other	–	–	38	–	–		180
December 31, 2005	$25,493	$–	$59,794	$667,892	$20,655		$(135,614)
Comprehensive income:
Net earnings	–	–	–	80,569	–	$80,569	–
Minimum pension liability
adjustment, net	–	–	–	–	(1,750)	(1,750)	–
Foreign currency translation
adjustments, net	–	–	–	–	22,215	22,215	–
Total comprehensive income						$101,034
Adjustment for initial application of
FAS 158, net	–	–	–	–	14,686		–
Dividends paid	–	–	–	(10,538)	–		–
Stock options exercised, net	–	–	(1,521)	–	–		8,021
Stock issued under employee stock
purchase plan, net	147	–	4,483	–	–		–
Two-for-one common stock split
effected in the form of a 100%	21,893	–	–	(21,893)	–		–
stock dividend
Stock based compensation	–	–	6,480	–	–		141
Other	–	–	651	–	–		270
December 31, 2006	$47,533	$–	$69,887	$716,030	$55,806		$(127,182)
Comprehensive income:
Net earnings	–	–	–	104,328	–	$104,328	–
Pension and postretirement
adjustments, net	–	–	–	–	11,587	11,587	–
Foreign currency translation
adjustments, net	–	–	–	–	25,934	25,934	–
Total comprehensive income						$141,849
Adjustment for initial application of
FIN 48, net	–	–	–	(505)	–		–
Dividends paid	–	–	–	(12,440)	–		–
Stock options exercised, net	–	–	(3,086)	–	–		10,515
Stock issued under employee stock
purchase plan, net	182	–	5,284	–	–		–
Stock based compensation	–	–	7,816	–	–		3,096
Other	–	–	(351)	–	–		351
December 31, 2007	$47,715	$–	$79,550	$807,413	$93,327		$(113,220)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 49 manufacturing facilities, 61 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

A. Principles of Consolidation

The consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated.

B. Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

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

H. Intangible Assets

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite lived intangible assets are not amortized. Indefinite lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. See Note 7 for further information on other intangible assets.

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no such write-downs in 2007, 2006, or 2005.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. Goodwill impairment tests performed as of October 31, 2007 and 2006 and July 31, 2006 and 2005 concluded that no impairment charges were required as of those dates. See Note 6 for further information on goodwill.

K. Pre Contract Costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we have yet to obtain from a customer. If we determine that the recovery of these costs are probable, we capitalize these costs, excluding any start-up costs which are expensed as incurred. Capitalized pre contract costs were $14.3 million and $7.7 million at December 31, 2007 and 2006, respectively.

L. Fair Value of Financial Instruments

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

The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2007 aggregated $343.9 million compared to a carrying value of $344.0 million. The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated by management.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

M. Research and Development

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

N. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2007 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

O. Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee awards as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. As the requisite service period for performance shares, restricted stock units, and performance restricted shares did not begin until after January 1, 2006, no compensation cost was recorded in prior periods. Effective January 1, 2006, the Corporation adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 and 2007 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. See Note 12 for further information on this standard.

P. Capital Stock

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

The Corporation is authorized to repurchase 900,000 shares under its existing stock repurchase program. Purchases are authorized to be made from time to time in the open market or privately negotiated transactions, depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represents an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2007, the Corporation had repurchased 210,930 shares under this program. There was no stock repurchased during 2007, 2006, and 2005.

Q. Earnings Per Share

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 11.

R. Income Taxes

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

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the Company recognized $0.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 balance in retained earnings. At December 31, 2007, the company had a liability for unrecognized tax benefits of $4.5 million (of which $3.3 million, if recognized, would favorably affect the company’s effective tax rate).

Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the accompanying consolidated statements of operations. Penalties are recognized as a component of “Selling, general and administrative expenses.” Upon the implementation of FIN 48, the Company recognized $0.2 million of interest expense and $0.2 million of penalties. The company recognized $0.5 million of interest expense and $0.2 million of penalties related to unrecognized tax benefits for the year ended December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2007
Balance at January 1,	$3,261
Additions based on tax positions taken during a prior period	802
Additions based on tax positions taken during the current period	581
Reductions related to settlement of tax matters	(10)
Reductions related to a lapse of applicable statute of limitations	(349)
Foreign currency translation	217
Balance at December 31,	$4,502

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States – Federal	2004 - present
United States – State	1998 - present
Canada	2004 – present

The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months.

S. Foreign Currency Translation

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and losses from foreign currency transactions are included in results of operations, which amounted to $(2.7) million, $(1.0) million, and $(0.6) million for the years ended December 31, 2007, 2006, and 2005, respectively.

T. Derivatives

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

U. Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This accounting standard was effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB, in a proposed FSP, agreed to delay by one year the effective date of parts of SFAS No. 157. The proposed delay would apply to all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Pension and Other Postretirement Plans (“SFAS No. 158” ).  The initial provisions of this Statement were adopted for Fiscal Year ended December 31, 2006.  Additionally, for fiscal years ending after December 15, 2008, SFAS 158 will require companies to measure the plan assets and obligations as of the date of the employer’s fiscal year end, however earlier adoption of the measurement date provisions is encouraged.  The Corporation does not anticipate the change in the Fiscal Year end measurement date to have a material impact on the Corporation’s results of operation or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operation or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting treatment for certain specific items, including, but not limited to: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation is still evaluating the impact that the adoption of this statement will have on the Corporation’s results of operation or financial condition.

V. Correction of Immaterial Error Related to Prior Periods

In the second quarter of 2007, the Corporation recorded an adjustment of $2.8 million to increase its loss reserve associated with certain long-term contracts within the Flow Control segment. The Corporation determined that certain loss contracts were not fully accrued for in the fourth quarter of 2006. This error resulted in an understatement of approximately $2.8 million in our loss reserves, which are classified in other current liabilities, and cost of goods sold at December 31, 2007.

The Corporation reviewed the impact of this error on prior periods in accordance with Statement of Financial Accounting Standards No. 154, Accounting for Changes and Error Corrections, Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in current Year Financial Statements, and determined that the adjustment was not material to the Corporation’s financial statements for the year ended December 31, 2007 and 2006.

2. ACQUISITIONS

The Corporation acquired four businesses in 2007, three businesses in 2006 and one business in 2005. All are described in more detail below. All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value, when finalized, no later than twelve months from acquisition.

The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 2007 and 2006, as though the 2007 and 2006 acquisitions had occurred on January 1, 2006. The unaudited pro forma presentation reflects adjustments for (i) the amortization of acquired intangible assets, (ii) depreciation of fixed assets at their acquired fair values, (iii) additional interest expense on acquisition-related borrowings, (iv) adjustment of excess senior management compensation, and (v) the income tax effect on the pro forma adjustments, using local statutory rates. The pro forma adjustments related to certain acquisitions are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented. The unaudited pro forma financial information below is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisitions been completed as of the date indicated above or the results that may be obtained in the future.

Unaudited (In thousands)	2007	2006
Revenue	$1,709,526	$1,476,884
Net earnings	$104,596	$76,317
Diluted earnings per share	$2.33	$1.72

The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

FLOW CONTROL

Benshaw, Inc.

On July 31, 2007 the Corporation acquired all the issued and outstanding stock of Benshaw, Inc. (“Benshaw”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $102.6 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $7.9 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date. Furthermore, the Corporation had deposited an additional $2.5 million into escrow in consideration for the potential receipt of a material sales order within calendar year 2007. This sales order was not received, and the amount in escrow was returned to the Corporation as a reduction of purchase price. Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of December 31, 2007, as follows:

(In thousands)
Account receivable	$16,054
Inventory	13,290
Property, plant, and equipment	7,750
Other current assets	439
Intangible assets	36,679
Current and non-current liabilities	(11,859)
Net tangible and intangible assets	62,353
Purchase price, including capitalized acquisition costs	102,611
Goodwill	$40,258

The estimated excess of the purchase price over the fair value of the net assets acquire is $40.5 million at December 31, 2007, including foreign currency translation adjustment gains of $0.2 million. The Corporation has estimated that the goodwill allocated to the U.S. entities of $37.1 million will be tax deductible. The Corporation will adjust these estimates based upon final analysis of third party appraisals.

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

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $52.1 million at December 31, 2007. The Corporation has estimated that the goodwill will be tax deductible. The Corporation will adjust these estimates based upon final analysis of third party appraisals.

VSC, is a provider of critical valve, automation, and controls solutions for all facets of flow control operations to the oil and gas market. VSC is headquartered in Houston, Texas, with satellite offices in Baton Rouge, Louisiana and Seoul, South Korea. Incremental revenues of the acquired business were approximately $40.0 million for the year ended December 31, 2006.

Scientech, LLC

On May 8, 2007, the Corporation acquired certain assets and certain liabilities of Scientech, LLC (“Scientech”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $61.9 million in cash and the assumption of certain liabilities of Scientech. Under the terms of the Asset Purchase Agreement, the Corporation deposited $5.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $30.7 million at December 31, 2007. The Corporation has estimated that the goodwill will be tax deductible. The Corporation will adjust these estimates based upon final analysis of third party appraisals.

Scientech is a global provider of commercial nuclear power instrumentation, electrical components, specialty hardware, process control systems, and proprietary database solutions which are aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. Scientech is headquartered in Idaho Falls, Idaho and has multiple facilities throughout the U.S. Revenues of the acquired business were $45.7 million for the year ended December 31, 2006.

Techswan, Inc.

On September 1, 2006, the Corporation acquired certain assets and liabilities of Techswan, Inc., which business is now operated as Swantech (Swantech). The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $3.6 million in cash and the assumption of certain liabilities to acquire the intellectual property and assets of Swantech. The purchase price was funded from credit available under the Corporation’s revolving credit facility. The excess of the purchase price over the fair value of the net assets acquired is $3.2 million at December 31, 2007. Revenues of the purchased business were $1.1 million for the year ended December 31, 2005.

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

Enpro Systems, Ltd.

On April 17, 2006, the Corporation acquired certain assets and liabilities of Enpro Systems, Ltd. (Enpro), which has subsequently been merged with Tapco International. The combined business operates as TapcoEnpro International. The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $17.5 million in cash and the assumption of certain liabilities to acquire the assets of Enpro. The purchase price was funded from credit available under the Corporation’s revolving credit line. The excess of the purchase price over the fair value of the net assets acquired is $6.6 million at December 31, 2007. Revenues of the purchased business were $35.9 million for the year ended December 31, 2005.

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

MOTION CONTROL

IMC Magnetics Corporation

On September 1, 2007, the Corporation acquired all the issued and outstanding stock of IMC Magnetics Corporation (“IMC”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $37.5 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $3.75 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of $0.5 million less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 24 months after the closing date. Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $17.1 million at December 31, 2007. The goodwill is not deductible for tax purposes.

IMC produces solenoids, fans, motors, and specialized products for numerous aerospace, commercial, and industrial applications. IMC’s products are used by leading original equipment manufacturers (OEMs) in a variety of applications such as fuel control systems, engine bleed, landing gear, wheel brake systems, and aircraft hydraulic directional controls. IMC is headquartered in Tempe, Arizona and has a production facility in Nogales, Mexico. Revenues of the acquired business were $14.4 million for the year ended December 31, 2006.

Indal Technologies, Inc.

On March 1, 2005, the Corporation acquired the outstanding stock of the parent corporation of Indal Technologies, Inc. (“Indal”). The purchase price was 80.3 million Canadian dollars ($64.7 million) in cash and was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $30.4 million at December 31, 2007, including foreign currency translation adjustment gains of $6.2 million.

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

METAL TREATMENT

Allegheny

On May 9, 2006, the Corporation purchased the assets and certain liabilities of two units of Diversified Coatings, Inc. (“Allegheny”). The purchase price was $14.9 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $4.9 million at December 31, 2007.

Allegheny’s services include the spray application of a variety of high performance coatings to automotive metal braking components. There are numerous specialty high performance coatings available on the market, which are specified on a part-by-part basis by the automotive OEMs. These high performance coatings are typically licensed by the coating material manufacturer to qualified applicators on a geographic basis. Allegheny is located in Fremont, Indiana and Ingersoll, Canada. Revenues of the acquired businesses were $12.7 million for the year ended December 31, 2005.

3. RECEIVABLES

Receivables include current notes, amounts billed to customers, claims, other receivables, and unbilled revenue on long-term contracts, consisting of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year.

Credit risk is generally diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor of various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 38%, 45%, and 48% of consolidated revenues in 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, accounts receivable due directly or indirectly from these government sources represented 34% and 43% of net receivables, respectively. Sales to one customer through which the Corporation is a subcontractor to the U.S. Government were 7% of consolidated revenues in 2007, 9% in 2006, and 10% in 2005. No single customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2007 and 2006.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The composition of receivables is as follows:

(In thousands) December 31,	2007	2006
Billed receivables:
Trade and other receivables	$288,661	$199,714
Less: Allowance for doubtful accounts	(5,347)	(5,389)
Net billed receivables	283,314	194,325

Unbilled receivables:
Recoverable costs and estimated earnings not billed	123,695	111,112
Less: Progress payments applied	(14,091)	(20,663)
Net unbilled receivables	109,604	90,449
Receivables, net	$392,918	$284,774

The net receivable balance at December 31, 2007, included $64.7 million related to the Corporation’s 2007 acquisitions.

4. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

(In thousands) December 31,	2007	2006
Raw material	$97,580	$67,667
Work-in-process	58,700	43,280
Finshed goods and component parts	70,637	58,483
Inventoried costs related to U.S. Government and other long-term
contracts	62,219	30,361
Gross inventories	289,136	199,791
Less: Inventory reserves	(30,999)	(26,152)
Progress payments applied, principally related to
long-term contracts	(16,409)	(12,111)
Inventories, net	$241,728	$161,528

The net inventory balance at December 31, 2007 included $32.3 million related to the Corporation’s 2007 acquisitions.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows:

(In thousands) December 31,	2007	2006
Land	$21,454	$19,086
Buildings and improvements	132,647	125,431
Machinery, equipment, and other	473,584	403,125
Property, plant, and equipment, at cost	627,685	547,642
Less: Accumulated depreciation	(298,028)	(250,990)
Property, plant, and equipment, net	$329,657	$296,652

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $43.5 million, $38.8 million, and $36.0 million, respectively. The net property, plant, and equipment balance at December 31, 2007, included $14.4 million related to the Corporation’s 2007 acquisitions.

6. GOODWILL

Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired.

The changes in the carrying amount of goodwill for 2007 and 2006 are as follows:

	Flow	Motion	Metal
(In thousands)	Control	Control	Treatment	Consolidated
December 31, 2005	$117,169	$250,896	$20,093	$388,158
Goodwill from 2006 acquisitions	8,910	–	4,598	13,508
Change in estimate to fair value of net assets
acquired in prior years	411	(1,453)	(1,289)	(2,331)
Additional consideration of prior years’
acquisitions	2,722	1,629	13	4,364
Foreign currency translation adjustment	850	6,084	468	7,402
December 31, 2006	$130,062	$257,156	$23,883	$411,101
Goodwill from 2007 acquisitions	123,085	17,145	–	140,230
Change in estimate to fair value of net assets
acquired in prior years	875	(1,303)	304	(124)
Additional consideration of prior years’
acquisitions	8,460	903	10	9,373
Foreign currency translation adjustment	1,965	7,667	207	9,839
December 31, 2007	$264,447	$281,568	$24,404	$570,419

During 2007, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2007. Approximately $120 million and $15 million of the goodwill on acquisitions made during 2007 and 2006, respectively, is deductible for tax purposes.

In accordance with SFAS No. 142, the Corporation completed its annual goodwill impairment testing as of October 31, 2007 and 2006 and July 31, 2006 and 2005. During the quarter ended December 31, 2006, the Corporation changed the date of its annual goodwill impairment testing to October 31 in order to better align with the Corporation’s normal business process for updating the Corporation’s strategic plan and forecasts. The Corporation believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of October 31, 2007 and 2006 and July 31, 2006 and 2005, concluded that no impairment charges were required as of those dates. The Corporation determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Corporation’s financial statements when applied retrospectively.

7. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2007 and 2006. No indefinite lived intangible assets were purchased in 2007 or 2006.

(In thousands, except years data)	2007		2006
	Amount	Years	Amount	Years
Technology	$24,879	12.8	$2,140	12.4
Customer related intangibles	51,412	11.9	5,875	8.8
Other intangible assets	22,238	15.2	–	–
Total	$98,529	12.9	$8,015	9.7

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands)		Accumulated
2007	Gross	Amortization	Net
Technology	$121,029	$(26,461)	$94,568
Customer related intangibles	140,064	(25,357)	114,707
Other intangible assets	34,994	(3,427)	31,567
Total	$296,087	$(55,245)	$240,842

(In thousands)		Accumulated
2006	Gross	Amortization	Net
Technology	$94,611	$(19,403)	$75,208
Customer related intangibles	86,205	(14,400)	71,805
Other intangible assets	12,416	(1,349)	11,067
Total	$193,232	$(35,152)	$158,080

The following table presents the changes in the net balance of other intangible assets during 2007:

		Customer	Other
		Related	Intangible
(In thousands)	Technology	Intangibles	Assets	Total
December 31, 2006	$75,208	$71,805	$11,067	$158,080
Acquired during 2007	24,879	51,412	22,238	98,529
Change in estimate of fair value related to
purchase price allocation	(210)	(449)	–	(659)
Amortization expense	(7,286)	(10,039)	(1,830)	(19,155)
Net foreign currency translation adjustment	1,977	1,978	92	4,047
Total	$94,568	$114,707	$31,567	$240,842

Included in other intangible assets at December 31, 2007 and 2006, are $9.9 million of intangible assets not subject to amortization. In accordance with SFAS No. 142, the Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of each year and concluded there was no impairment of value.

Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $19.2 million, $11.9 million, and $8.3 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)
2008	$25,147
2009	20,909
2010	17,967
2011	17,395
2012	16,583

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

(In thousands) December 31,	2007	2006
Accrued compensation	$61,998	$50,941
Accrued commissions	9,961	5,852
Accrued insurance	5,382	4,116
Accrued interest	5,324	3,687
Accrued taxes other than income taxes	5,178	3,989
Other	15,364	12,947
Total accrued expenses	$103,207	$81,532

Other current liabilities consist of the following:

(In thousands) December 31,	2007	2006
Warranty reserves	$10,774	$9,957
Reserves on loss contracts	8,791	288
Litigation reserves	8,022	6,512
Current portion of pension liabilities and other pension liabilities	2,356	2,283
Current portion of environmental reserves	2,094	2,441
Additional amounts due to sellers on acquisitions	1,977	4,678
Other	4,389	2,229
Total other current liabilities	$38,403	$28,388

The accrued expenses and other current liabilities at December 31, 2007 included $9.6 million and $1.7 million, respectively, related to the Corporation’s 2007 acquisitions.

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

(In thousands)	2007	2006
Warranty reserves at January 1,	$9,957	$9,850
Provision for current year sales	3,992	3,208
Current year claims	(3,038)	(2,045)
Change in estimates to pre-existing warranties	(1,516)	(1,497)
Increase due to acquisitions	1,027	27
Foreign currency translation adjustment	352	414
Warranty reserves at December 31,	$10,774	$9,957

9. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2007	2006	2005
Domestic	$89,422	$74,275	$77,440
Foreign	64,749	43,347	40,858
Total	$154,171	$117,622	$118,298

The provision for income taxes for the years ended December 31 consist of:

(In thousands)	2007	2006	2005
Current:
Federal	$35,177	$29,640	$25,362
State	3,602	4,726	6,028
Foreign	19,208	14,106	12,791
	57,987	48,472	44,181

Deferred:
Federal	(4,109)	(5,397)	(674)
State	337	(930)	472
Foreign	(4,372)	(5,092)	(961)
	(8,144)	(11,419)	(1,163)
Provision for income taxes	$49,843	$37,053	$43,018

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	1.8	2.0	3.4
Enacted future rate changes	(2.1)	(1.4)	–
R&D tax credits	(1.9)	(3.0)	(0.4)
Foreign rate differential	0.2	(0.8)	(1.2)
All other, net	(0.7)	(0.3)	(0.4)
Effective tax rate	32.3%	31.5%	36.4%

Our 2007 effective tax rate included tax benefits of $4.1 million, including $3.2 million related to the tax law changes in Canada, the United Kingdom, and Germany, research and development credits from our U.K. operations of $0.9 million. Our 2006 effective tax rate included tax benefits of $5.1 million including $2.0 million relating to research and development credits from our Canadian operations, the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment, and the release of a tax reserve associated with the sale of a former facility following the expiration of the statute of limitations, which resulted in a $1.5 million favorable adjustment, net of tax.

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2007	2006
Deferred tax assets:
Environmental reserves	$9,622	$9,719
Inventories	9,987	8,261
Postretirement/postemployment benefits	16,382	16,488
Incentive compensation	5,198	10,790
Accrued vacation pay	4,370	4,928
Warranty reserve	2,359	2,278
Legal Reserves	2,797	165
Share Based Payments	3,034	1,135
Other	9,683	8,336
Total deferred tax assets	63,432	62,100
Deferred tax liabilities:
Retirement plans	19,368	15,153
Depreciation	18,456	19,350
Goodwill amortization	20,194	15,194
Other intangible amortization	31,676	32,202
Cumulative translation adjustment	4,087	2,385
Other	2,023	2,386
Total deferred tax liabilities	95,804	86,670
Net deferred tax liabilities	$(32,372)	$(24,570)

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2007	2006
Net current deferred tax assets	$29,518	$32,485
Net noncurrent deferred tax liabilities	(61,890)	(57,055)
Net deferred tax liabilities	$(32,372)	$(24,570)

As of December 31, 2007, the Corporation had state and foreign net operating loss carryforwards of $0.5 million, after tax. The state net operating loss carryforwards expire through the year 2023. The foreign net operating loss carryforwards for Canada expire through the year 2027 and the UK carryforwards have no expiration date.

Income tax payments of $62.1 million were made in 2007, $45.4 million in 2006, and $32.3 million in 2005.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2007 was $86.5 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the U.S.; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

On October 22, 2004 the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act includes a one-time opportunity for a deduction of 85% of certain foreign dividends that are repatriated, as defined in the Act. Pursuant to this provision of the Act, the Corporation repatriated $9.3 million in the fourth quarter of 2005 with a tax cost of $0.3 million. This tax cost was net of foreign tax credits which were not previously provided. The Corporation should be considered to have satisfied the Section 8.03 “safe harbor” contained in Notice 2005-10 since 100% of the required investments pursuant to the Section 965 dividend reinvestment plan have been made by the end of the 2005 tax year.

10. DEBT

Debt consists of the following:

(In thousands) December 31,	2007	2006
Industrial Revenue Bonds, due from 2008 through 2028	$9,120	$14,180
Revolving Credit Agreement, due 2012	152,000	—
5.13% Senior Notes due 2010	74,843	74,786
5.74% Senior Notes due 2013	125,080	125,094
5.51% Senior Notes due 2017	150,000	150,000
Other debt	861	814
Total debt	511,904	364,874
Less: Short-term debt	923	5,874
Total Long-term debt	$510,981	$359,000

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 3.58% and 3.45% in 2007 and 2006, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 6.13% and 6.22% in 2007 and 2006, respectively.

The carrying amount of the Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $343.9 million and $350.8 million at December 31, 2007 and 2006, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows(1):

(In thousands)
2008	$923
2009	64
2010	75,066
2011	68
2012	152,070
Thereafter	283,790
Total	$511,981

(1) Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

Interest payments of $25.3 million, $21.3 million, and $18.3 million were made in 2007, 2006, and 2005, respectively.

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility increased from $400.0 million to $425.0 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600.0 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit

Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. The Credit Agreement does not contain any subjective acceleration clauses. As of December 31, 2007, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $820.0 million without exceeding the covenant limit defined in the Credit Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We had $152.0 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2007. We did not have any cash borrowings outstanding as of December 31, 2006. The unused credit available under the Credit Agreement at December 31, 2007 and 2006 was $224.4 million and $362.2 million, respectively.

On December 1, 2005, the Corporation issued $150.0 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2007, the Corporation was in compliance with all covenants.

In November 2005, the Corporation unwound its interest rate swap agreements with notional amounts of $20 million and $60 million, which were originally put in place to convert a portion of the fixed interest on the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. The unwinding of these swap agreements resulted in a net loss of $0.2 million, which has been deferred and is being amortized over the remaining term of the underlying debt.

On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2007, the Corporation was in compliance with all covenants.

At December 31, 2007, substantially all of the industrial revenue bond issues are collateralized by real estate, machinery, and equipment. Certain of these issues are supported by letters of credit, which total $8.5 million. The Corporation had various other letters of credit totaling $40.0 million. Substantially all letters of credit are included under the Revolving Credit Agreement.

11. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. Share and per share amounts presented below have been adjusted for the April 21, 2006 stock split. See Note 1-P for further information regarding the stock split.

At December 31, 2007 and 2006, the Corporation had stock options outstanding of 357,984 shares and 380,723 shares, respectively, which were not included in the computation of diluted EPS because to do so would have been antidilutive. There were no antidilutive options outstanding at December 31, 2005. Earnings per share calculations for the years ended December 31, 2007, 2006, and 2005, are as follows:

		Weighted-Average	Earnings
(In thousands, except per share data)	Net Income	Shares Outstanding	Per Share
2007:
Basic earnings per share	$104,328	44,313	$2.35
Effect of dilutive securities:
Employee share-based compensation awards		602
Deferred director stock compensation		64
Diluted earnings per share	$104,328	44,979	$2.32

2006:
Basic earnings per share	$80,569	43,826	$1.84
Effect of dilutive securities:
Employee share-based compensation awards		445
Deferred director stock compensation		63
Diluted earnings per share	$80,569	44,334	$1.82

2005:
Basic earnings per share	$75,280	43,270	$1.74
Effect of dilutive securities:
Employee share-based compensation awards		500
Deferred director stock compensation		58
Diluted earnings per share	$75,280	43,828	$1.72

12. STOCK COMPENSATION PLANS

The Corporation maintains three share-based compensation plans under which it utilizes six different forms of employee and non-employee share-based compensation awards, as explained in further detail below, which include non-qualified share options, employee stock purchase plan options, performance shares, performance restricted shares, restricted stock, and restricted stock units. Certain awards provide for accelerated vesting if there is a change in control. Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based employee awards. Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2007 and 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. The compensation cost charged against income for employee share-based compensation programs during 2007 and 2006 is as follows:

(In thousands)	2007	2006
Non-qualified share options	$6,259	$3,558
Employee stock purchase options	1,557	1,387
Performance shares	1,630	1,011
Performance restricted shares	260	260
Restricted stock units	822	56
Other share-based payments	384	349
Total share-based compensation expense before income taxes	10,912	6,621
Income tax benefit	3,741	1,989
Net income impact	$7,171	$4,632

Other share-based payments include unrestricted share awards to employees and restricted stock awards to non-employee directors, who are treated as employees as prescribed by SFAS 123(R). The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expenses in the consolidated statements of earnings. No cost was capitalized during 2007 and 2006.

Pro forma information regarding net earnings and earnings per share is required by SFAS 123(R) and has been determined as if the Corporation had accounted for its employee non-qualified share options and employee stock purchase plan option grants under the fair value method in prior periods. The Corporation’s pro forma information for the year ended December 31, 2005 is as follows:

(In thousands, except per share data)	2005

Net earnings: As reported	$75,280
Add: Total share-based employee compensation cost, net of related tax
effects, included in net income as reported	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects	(2,565)
Pro forma	$72,715
Net earnings per share:
As reported:
Basic	$1.74
Diluted	$1.72
Pro forma:
Basic	$1.68
Diluted	$1.66

1995 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan

Awards under the 1995 Long-Term Incentive Plan (the “1995 LTI Plan”) consisted of three components –performance units (cash), non-qualified stock options, and non-employee director grants. Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were approved for issuance. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2008 to replenish treasury stock for issuances made to satisfy stock option exercises.

Effective May 19, 2005, stockholders approved the 2005 Long-Term Incentive Plan (the “2005 LTI Plan”) (collectively with the 1995 LTI Plan, the “LTI Plans”), which superseded the 1995 LTI Plan. The shares that were registered and not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of December 31, 2007 there were options representing a total of 0.9 million shares outstanding under the 1995 plan.

Awards under the 2005 LTI Plan consist of six components – performance units (cash), non-qualified stock options, performance shares, performance restricted shares, restricted stock, and restricted stock units. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2008 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

Under the LTI Plans, the Corporation awarded total performance units of 11.4 million, 8.5 million, and 8.0 million in 2007, 2006, and 2005, respectively, to certain key employees. The performance units are denominated in dollars and are contingent upon the Corporations’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $7.3 million, $7.7 million, and $5.3 million in 2007, 2006, and 2005, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the LTI Plans, the Corporation grants non-qualified stock options to key employees in the fourth quarter of each year. Stock options granted under the LTI Plans expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

Under the 2005 LTI Plan, the Corporation granted performance shares, performance restricted shares, restricted stock, and restricted stock units to certain of the Corporation’s officers and certain key executives, which are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance shares were granted to officers of the Corporation in the fourth quarter of 2007, 2006, and 2005 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The performance restricted shares were granted to certain key employees in the first quarter of 2006 and were contingent upon the satisfaction of performance objectives keyed to achieving certain operating income statistics in 2006. For those who satisfied their objectives, the performance restricted shares were issued but restricted for an additional two years. The Corporation granted restricted stock units to two officers in September 2007 and 2006, which, under the terms of the agreements, will vest in 2016, and restricted stock to officers and certain key executives in November 2007 and 2006, which, under the terms of the agreements, will completely vest in 2010 and 2009, respectively.

In May 2003, the Corporation’s Board of Directors and stockholders approved an amendment to the 1995 LTI Plan to authorize non-employee directors to participate in the plan. The amendment provided that each non-employee director could receive the equivalent of $15,000 of the Corporation’s Common stock per year. The Board of Directors approved and issued stock grants of 554 shares of the Corporation’s Common stock in 2005 to each of the eight non-employee directors. The stock grants were valued at $15,000 based on the market price of the Corporation’s Common stock on the grant date and were expensed at the time of issuance.

As of December 31, 2006, there are 3.3 million remaining allowable shares for issuance under the 2005 LTI Plan.

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

	2007	2006	2005
Risk-free rate	3.88%	4.59%	4.52%
Expected volatility	23.68%	22.15%	23.21%
Expected dividends	0.59%	0.65%	0.86%
Expected term (in years)	7	7	7
Weighted-average grant-date fair value of options	$17.50	$12.08	$9.06

A summary of employee stock option activity under the LTI Plans is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual Term	Value
	(000’s)	Exercise Price	in Years	(000’s)
Outstanding at December 31, 2006	1,949	$22.60
Granted	359	53.95
Exercised	(295)	15.20
Forfeited	(18)	31.43
Outstanding at December 31, 2007	1,995	$29.26	7.0	$41,776
Exercisable at December 31, 2007	1,274	$20.98	5.8	$37,228

The total intrinsic value of stock options exercised during 2007, 2006, and 2005 was $8.7 million, $6.4 million, and $8.2 million, respectively. The table above represents the Corporation’s estimate of options fully vested and/or expected to vest as expected forfeitures are not material to the Corporation and therefore are not reflected in the table above.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was, in-substance, multiple awards. During 2007 and 2006, compensation cost associated with non-qualified stock options of $6.3 million and $3.6 million, respectively, was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of December 31, 2007, there was $4.4 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

Cash received from option exercises during 2007, 2006, and 2005 was $4.4 million, $4.1 million, and $4.7 million, respectively. The total tax benefit generated from options granted prior to December 31, 2006, which were exercised during 2007, 2006, and 2005, was $3.0 million, $2.4 million, and $3.2 million, respectively. During 2007 and 2006, tax benefits received on exercised options which were subject to expenditure under SFAS 123(R) have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expenditure have been credited to additional paid in capital. All of the 2005 tax benefits were credited to additional paid in capital.

Performance Shares, Performance Restricted Shares, Restricted Stock, and Restricted Stock Units

Since 2005, the Corporation granted performance shares and performance restricted shares to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various departmental and company-wide performance goals, including net income targets against budget and as a percentage of sales against a peer group and operating income as a percentage of sales against budget. The nonvested shares are subject to forfeiture if established performance goals are not met, or employment is terminated other than due to death, disability, or retirement. The shares are nontransferable while subject to forfeiture. Restricted stock and restricted stock units have also been granted to key executives during 2007 and 2006. The nonvested restricted stock and restricted stock units are subject to forfeiture if employment is terminated other than due to death or disability, and the units are nontransferable while subject to forfeiture. A summary of the Corporation’s nonvested performance share, performance restricted share, restricted stock, and restricted stock unit activity for 2007 is as follows:

			Weighted-Average
	Shares/	Weighted-	Remaining	Aggregate
	Units	Average	Contractual Term	Intrinsic Value
	(000’s)	Fair Value	in Years	(000’s)
Nonvested at December 31, 2006	448	$31.21
Granted	181	52.01
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2007	629	$37.21	3.7	$31,582
Expected to vest at December 31, 2007	413	$37.92	4.3	$20,054

The grant-date fair values of performance shares are based on the closing market price of the stock on the date of grant, and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that approximately 50% of the performance shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. During 2006, it was determined that 27,000 performance restricted shares would eventually vest, and, therefore, the Corporation has expensed $0.3 million during 2007 and 2006. These shares will remain under restriction for one additional year, and, as such, the Corporation will have additional compensation expense associated with these grants. The grant date fair values of the restricted stock and restricted stock units are based on the closing market price of the stock at the date of grant. The restricted stock and restricted stock units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. As of December 31, 2007, there was $11.6 million of unrecognized compensation cost related to nonvested performance shares, performance restricted shares, restricted stock, and restricted stock units, which is expected to be recognized over a period of 4.3 years.

Employee Stock Purchase Plan

The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2007, 181,829 shares were purchased under the ESPP. As of December 31, 2007, there were 1.4 million shares available for future offerings and the Corporation has withheld $3.3 million from employees, the equivalent of 83,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.2 million of tax benefit associated with disqualifying dispositions during 2007, all of which was credited to additional paid in capital.

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

	2007	2006	2005
Risk-free interest rate	4.23%	4.82%	2.86%
Expected volatility	30.02%	23.25%	30.98%
Expected dividend yield	0.29%	0.42%	0.33%
Weighted-average option life (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$11.61	$6.52	$6.68

1996 Stock Plan for Non-Employee Directors and 2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2007 and 2006, the value of the award granted in the first quarter was $50,000 per director. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time restricted stock award, which during 2007 and 2006 was valued at $25,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2007 and 2006, the Corporation awarded 10,642 and 15,320, respectively, shares of restricted stock under the 2005 Stock Plan, of which 7,512 and 9,100 shares, respectively, have been deferred by certain directors.

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

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 63,808 and 62,988 shares, respectively, at an average price of $25.96 and $20.38, respectively, as of December 31, 2007 and 2006. During 2007 and 2006, the Corporation issued 13,002 and 7,519 shares, respectively, in compensation pursuant to such elections.

13. ENVIRONMENTAL COSTS

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2007. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. The reserve balance as of December 31, 2007, was $6.3 million, which was a slight increase over the prior year balance due to revised operating cost projections. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement.

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

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey, property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. During 2006, the Corporation increased the remediation reserve by $0.7 million based upon revised operating cost projections. As of December 31, 2007, the reserve balance was $0.6 million.

In the fourth quarter of 2004, the Corporation increased the remediation reserve related to the Caldwell Trucking landfill superfund site by $4.4 million. The increase related to the estimated groundwater remediation for this site, which could span over 30 years. During 2006, the Corporation increased the remediation reserve by $0.6 million based upon revised operating projections. Through 2007, the majority of the costs for this site have been for the soil remediation. As of December 31, 2007, the reserve balance was $5.3 million.

The Corporation maintains several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of one operating facility. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has obligations for additional environmental remediation costs at this facility, which are ongoing. As of December 31, 2007, the balance in this reserve was $10.2 million. The Corporation recorded a receivable of $1.9 million for the recovery from the U.S. Government and was based on a pending settlement for environmental remediation costs associated with our EMD facility in Cheswick, Pennsylvania. The Corporation deemed the recovery probable per SOP 96-1 “Environmental Remediation Liabilities.” The Corporation obtained partial environmental insurance coverage specifically for this facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown.

The Corporation’s aggregate environmental obligation at December 31, 2007 was $23.0 million compared to $23.7 million at December 31, 2006. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2007 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2007, the undiscounted cash flows associated with the discounted reserves were $10.3 million and are anticipated to be paid over the next 30 years.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains eleven separate and distinct pension and other postretirement benefit plans, consisting of five domestic pension and other postretirement benefit plans and six separate foreign pension plans. The Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the “Curtiss-Wright Plans”). As a result of the acquisition of EMD in 2002, the Corporation obtained three unfunded pension and postretirement benefit plans (the “EMD Plans”), similar in nature to those listed above. The EMD qualified plan was subsequently merged into the Curtiss-Wright plan, as described below. The unfunded status of the acquired EMD Plans was recorded as a liability at the date of acquisition. During 2003, the funds associated with the qualified pension plans of both the Curtiss-Wright Plans and EMD Plans were placed under a master trust fund, from which the Corporation directs the investment strategy for both plans.

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

The foreign plans consist of two defined benefit pension plans in the United Kingdom, two in Mexico assumed in a 2007 acquisition, and one plan each in Canada and Switzerland. The total projected benefit obligation related to all foreign plans is $49.9 million as of December 31, 2007. Each plan is further described below.

Domestic Plans

The Curtiss-Wright Plans

As a result of the qualified plan merger, the Corporation maintains a defined benefit pension plan, the Curtiss-Wright Pension Plan, covering all employees under four benefit formulas: a non-contributory non-union and union formula for all employees except for those of the Curtiss-Wright Electro-Mechanical Corporation (“EMD”) and a contributory union and non-union benefit formula for participants of the former EMD Pension Plan.

The formula for CW non-union employees is based on years of credited service, the five highest consecutive years’ compensation during the last ten years of service, and a “cash balance” benefit. CW union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate. Employees become participants under the CW Pension Plan after one year of service and, due to recent changes in pension law, are vested after three years of service. The formula for EMD employees covers both union and non-union employees and is designed to satisfy the requirements of relevant collective bargaining agreements. Employee contributions are withheld each pay period and are equal to 1.5% of salary. The benefits for the EMD employees are based on years of service and compensation.

At December 31, 2007 and 2006, the Corporation had prepaid pension costs of $73.9 million (net of EMD liabilities of $23.2 million) and $92.3 million, respectively. Due to the funded status, the Corporation does not expect to contribute funds to the CW Pension Plan in 2008.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $3.8 million and $1.9 million as of December 31, 2007 and 2006, respectively. The Corporation’s contributions to the CW Restoration Plan are not expected to be material in 2008.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. As of December 31, 2007 and 2006, the Corporation had an accrued postretirement benefit liability of $0.7 million and $0.8 million, respectively. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2008.

The EMD Plans

The Corporation maintains the Curtiss-Wright Electro-Mechanical Corporation Non-Qualified Plan (the “EMD Supplemental Plan”), a non-qualified, non-contributory, non-funded supplemental retirement plan for eligible EMD key executives. The EMD Supplemental Plan provides for periodic payments upon retirement that are based on total compensation (including amounts in excess of qualified plan limits) and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. At December 31, 2007 and 2006, the Corporation had an accrued pension liability of $2.5 million and $2.6 million, respectively. The Corporation’s contributions to the EMD Supplemental Plan are not expected to be material in 2008.

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. The Corporation had an accrued postretirement benefit liability at December 31, 2007 and 2006 of $30.5 million and $28.8 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2007 and 2006, the discounted receivable included in other assets was $4.0 million and $4.5 million, respectively. The Corporation expects to contribute $1.9 million to the EMD Retirement Plan during 2008.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2007 and 2006, the Corporation had an accrued pension liability of $0.4 million and $0.2 million, respectively. The Corporation’s contributions to the Indal Plan are not expected to be material in 2008.

Metal Improvement Company – Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 6% of their pensionable salary, and the Corporation funds the balance of the cost to provide benefits. Members are eligible for early retirement with reduced benefits. The plan provides for early retirement at reduced benefits and is closed to new entrants. As of December 31, 2007 and 2006, the Corporation had an accrued pension liability of $3.1 million and $4.7 million, respectively. The Corporation’s contributions to the MIC Plan are expected to be approximately $1.1 million in 2008.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits and is closed to new entrants. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2007 and 2006, the Corporation had an accrued pension liability of $0.8 million and $1.4 million, respectively. The Corporation’s contributions to the P&G Plan are expected to be approximately $1.4 million in 2008.

Curtiss Wright Antriebstechnik GmbH (“ CWAT”) Pension Plan (Switzerland)

CWAT sponsors a defined contribution plan for approximately 90 employees. Under Swiss Law, there is a guaranteed minimum benefit requirement. The guaranteed minimum benefit must be valued as a defined benefit obligation for US GAAP purposes, and resulted in the recognition of a pension asset of an immaterial amount.

Power Systems Inc. (“PSI”) de Mexico Pension Plans (subsidiary of IMC Magnetics, Inc.)

The Corporation assumed defined benefit obligations as a result of the acquisition of IMC Magnetics in 2007. Under Federal Labor Law in Mexico, all full-time employees of PSI de Mexico are entitled to benefits under two plans: Seniority Premium and Termination Indemnity. The Seniority Premium plan enables employees to receive benefits in the event of death, disability, dismissal, voluntary separation, and retirement. Benefits under voluntary separation and retirement are subject to certain requirements. The benefit is equal to 12 days of salary per year of accreditable service, payable or in lump sum. The Termination Indemnity enables employees to receive benefits in the event of dismissal or retirement. The benefit is equal to three months of salary plus bonuses, plus twenty days of salary plus bonus per year of accredited service, payable in lump sum. As of December 31, 2007, the Corporation had an accrued pension liability of $0.2 million. The Corporation’s contributions to the plans are expected to be immaterial in 2008

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described above. The postretirement benefits information includes the domestic CW and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
(In thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$325,828	$305,599	$29,632	$30,680
Service cost	20,236	19,408	623	530
Interest cost	19,085	17,714	1,744	1,645
Plan participants’ contributions	1,703	1,595	359	340
Amendments	382	2,086	–	–
Actuarial loss (gain)	9,275	(108)	1,076	(1,591)
Benefits paid	(22,532)	(23,069)	(2,331)	(1,972)
Acquisitions/transferred liabilities	14,068	–	–	–
Retiree drug subsidy received	–	–	43	–
Settlements	–	(1,301)	–	–
Special termination benefits	–	723	–	–
Currency translation adjustments	848	3,181	–	–
Benefit obligation at end of year	368,893	325,828	31,146	29,632

Change in plan assets:
Fair value of plan assets at beginning of year	373,678	352,239	–	–
Actual return on plan assets	57,439	32,211	–	–
Employer contribution	6,417	9,632	1,972	1,632
Plan participants’ contributions	1,703	1,595	359	340
Acquisitions/transferred liabilities	13,943	–	–	–
Benefits paid	(22,532)	(23,069)	(2,331)	(1,972)
Settlements	–	(1,301)	–	–
Currency translation adjustments	688	2,371	–	–
Fair value of plan assets at end of year	431,336	373,678	–	–

Funded status	62,443	47,850	(31,146)	(29,632)

Amounts recognized in the statement of financial
position consist of:
Noncurrent assets	73,947	92,262	–	–
Current liabilities	(411)	(157)	(1,945)	(2,124)
Noncurrent liabilities	(10,300)	(43,494)	(29,201)	(27,508)
Net amount recognized in statement of financial
position:	$63,236	$48,611	$(31,146)	$(29,632)

Amounts recognized in accumulated other financial
comprehensive income consist of:
Net actuarial loss (gain)	(33,771)	(13,431)	(9,179)	(10,877)
Prior service cost	3,289	3,366	–	–
Net amount recognized in accumulated OCI	$(30,482)	$(10,065)	$(9,179)	$(10,877)

Amounts in AOCI expected to be recognized
in net periodic cost in the coming year:
Loss (gain) recognition	175	421	(526)	(522)
Prior service cost recognition	484	452	–	–

Accumulated benefit obligation	$322,200	$283,005	N/A	N/A

Information for pension plans with an accumulated
benefit obligation in excess of plan assets
Projected benefit obligation	27,588	171,824	N/A	N/A
Accumulated benefit obligation	23,784	155,457	N/A	N/A
Fair value of plan assets	17,385	129,132	N/A	N/A
Weighted-average assumptions in determination of
benefit obligation:
Discount rate	5.87%	5.91%	5.99%	5.99%
Rate of compensation increase	4.03%	4.00%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	9.5%	11.50%
Ultimate rate reached in 2012	N/A	N/A	5.5%	5.50%
Measurement date	September 30	September 30	October 31	October 31

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense:
(In thousands)	2007	2006	2005
Service cost	$20,236	$19,408	$16,251
Interest cost	19,085	17,714	17,573
Expected return on plan assets	(28,213)	(26,581)	(25,637)
Amortization of prior service cost	481	452	151
Amortization of transition obligation	-	(4)	(4)
Recognized net actuarial loss	512	510	406
Cost of settlement	-	832	-
Special termination benefits	-	723	-
Net periodic benefit expense	$12,101	$13,054	$8,740

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.91%	5.70%	5.98%
Expected return on plan assets	8.43%	8.45%	8.46%
Rate of compensation increase	4.00%	3.54%	3.51%

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

The following table details the components of net periodic expense for the CW and EMD Postretirement Benefit Plans:

(In thousands)	2007	2006	2005
Service cost	$623	$530	$569
Interest cost	1,744	1,645	1,816
Recognized net actuarial gain	(632)	(533)	(397)
Net periodic benefit expense	$1,735	$1,642	$1,988

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.99%	5.74%	5.98%
Health care cost trends:
Current year rate	11.5%	13.00%	9.70%
Ultimate rate reached in 2010, 2011, and 2010, respectively	5.5%	5.50%	5.50%

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$299	$(233)
Postretirement benefit obligation	$3,241	$(2,603)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

				EMD
	Pension	Postretirement		Subsidy
(In thousands)	Plans	Plans		Receipts	Total
2008	$26,110		$2,134	$(132)	$28,112
2009	26,600		2,138	(149)	28,589
2010	27,468		2,214	(161)	29,521
2011	29,101		2,328	(164)	31,265
2012	28,813		2,389	(159)	31,043
2013 - 2017	158,525		12,111	(529)	170,107

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

	As of December 31,		Target	Expected
Asset class	2007	2006	Exposure	Range
Domestic equities	51%	52%	50%	40	% - 60%
International equities	21%	20%	15%	10	% - 20%
Total equity	72%	72%	65%	55	% - 75%
Fixed income	28%	28%	35%	25	% - 45%
Cash	0%	0%	0%	0	% - 10%

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

The overall expected return on assets assumption used in the calculation of annual net periodic benefit cost is based on a combination of the historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, includes the recognition of realized and unrealized gains and losses over a five-year period. Over the last ten years the market-related value of assets had an average annual yield of 10.1%, whereas the actual returns averaged 9.3% during the same period. Given the uncertainties of the current economic and geopolitical landscape, the Corporation considers 8.5% to be a reasonable assumption of future long-term investment returns. While the Corporation takes into account historical performance, its assumptions also consider the forward-looking long-term outlook for the capital markets.

Foreign plan assets represent 10.4% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The foreign plans follow a similar asset allocation strategy, with a weighted expected return on assets assumption of 7.5%.

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $3.0 million, $2.8 million, and $2.3 million in 2007, 2006, and 2005, respectively.

15. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $23.6 million in 2007, $21.3 million in 2006, and $21.9 million in 2005.

At December 31, 2007, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Rental
(In thousands)	Commitment
2008	$20,113
2009	15,901
2010	11,925
2011	10,585
2012	8,316
Thereafter	10,783
Total	$77,623

16. INDUSTRY SEGMENTS

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products including valves, pumps, motors, generators, instrumentation, and control electronics for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and mission-critical embedded computing products and sensors mainly for the aerospace and defense industries. Metal Treatment provides various metallurgical services, principally shot peening, coatings, and heat treating. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the performance evaluation by the Corporation’s chief operating decision-maker, its Chairman and CEO.

Sales to one customer of the Flow Control segment through which the Corporation is a subcontractor to the U.S. Government were 7% of consolidated revenues in 2007, 9% in 2006, and 10% in 2005. During 2007, 2006, and 2005, the Corporation had no commercial customer representing more than 10% of consolidated revenue.

Consolidated Industry Segment	Flow	Motion	Metal	Segment	Corporate
Information: (In thousands)	Control	Control	Treatment	Total	and Other (1)	Consolidated
Year Ended December 31, 2007:
Revenue from external customers	$746,253	$591,032	$254,839	$1,592,124	$—	$1,592,124
Intersegment revenues	—	597	1,103	1,700	(1,700)	—
Operating income (expense)	73,476	64,837	50,880	189,193	(10,009)	179,184
Depreciation and amortization
expense	26,649	22,460	13,386	62,495	204	62,699
Segment assets	867,075	800,565	234,978	1,902,618	82,942	1,985,560
Capital expenditures	21,100	15,301	16,171	52,572	1,861	54,433
Year Ended December 31, 2006:
Revenue from external customers	$548,121	$509,462	$224,572	$1,282,155	$—	$1,282,155
Intersegment revenues	14	1,282	814	2,110	(2,110)	—
Operating income (expense)	60,542	55,242	42,385	158,169	(17,541)	140,628
Depreciation and amortization
expense	18,367	20,298	12,005	50,670	121	50,791
Segment assets	495,000	695,219	222,745	1,412,964	179,192	1,592,156
Capital expenditures	14,017	12,333	12,694	39,044	1,158	40,202

Year Ended December 31, 2005:
Revenue from external customers	$466,546	$465,451	$198,931	$1,130,928	$—	$1,130,928
Intersegment revenues	—	548	545	1,093	(1,093)	—
Operating income (expense)	54,509	50,485	34,470	139,464	(1,482)	137,982
Depreciation and amortization
expense	17,307	19,572	10,836	47,715	136	47,851
Segment assets	440,550	653,037	194,279	1,287,866	112,419	1,400,285
Capital expenditures	16,459	12,966	12,919	42,344	100	42,444

      (1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

Reconciliations
For the years ended December 31, (In thousands)	2007	2006	2005
Revenues:
Total segment revenue	$1,592,124	$1,282,155	$1,130,928
Intersegment revenue	1,700	2,110	1,093
Elimination of intersegment revenue	(1,700)	(2,110)	(1,093)
Total consolidated revenues	$1,592,124	$1,282,155	$1,130,928

Earnings before taxes:
Total segment operating income	$189,193	$158,169	$139,464
Corporate and administrative	(10,009)	(17,541)	(1,482)
Other income, net	2,369	(112)	299
Interest expense	(27,382)	(22,894)	(19,983)
Total consolidated earnings before tax	$154,171	$117,622	$118,298

Reconciliations
For the years ended December 31, (In thousands)	2007	2006	2005
Assets:
Total assets for reportable segments	$1,902,618	$1,412,964	$1,287,866
Pension assets	73,914	92,021	76,002
Non-segment cash	2,306	75,068	24,995
Other assets	6,722	12,103	11,422
Total consolidated assets	$1,985,560	$1,592,156	$1,400,285

The following table presents geographical information of the Corporation’s revenues and property, plant, and equipment based on the location of the customer and the assets, respectively:

December 31, (In thousands)	2007		2006		2005
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
Geographic Information:
United States of America	$1,115,779	$211,789	$966,296	$189,331	$864,465	$182,277
United Kingdom	144,031	59,839	111,678	60,426	109,659	49,796
Canada	64,110	33,967	48,995	29,055	38,595	26,286
Other foreign countries	268,204	24,062	155,186	17,840	118,209	16,462
Consolidated total	$1,592,124	$329,657	$1,282,155	$296,652	$1,130,928	$274,821

17. CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.0 million. See Note 13 for further information.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2007, 2006, and 2005, the Corporation had contingent liabilities on outstanding letters of credit of $40.0 million, $37.8 million, and $32.2 million, respectively.

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

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2007 and 2006 consisted of:

(In thousands)	Pre-tax	Deferred tax	Net of tax
2007	amount	(asset) liability	amount
Foreign currency translation adjustments	$72,891	$(4,087)	$68,804
Pension and postretirement adjustments:
Net actuarial gain	42,950	(16,371)	26,579
Prior service cost	(3,289)	1,233	(2,056)
Total pension and postretirement adjustments	39,661	(15,138)	24,523
Accumulated other comprehensive income	$112,552	$(19,225)	$93,327

(In thousands)	Pre-tax	Deferred tax	Net of tax
2006	amount	(asset) liability	amount
Foreign currency translation adjustments	$45,255	$(2,385)	$42,870
Pension and postretirement adjustments:
Net actuarial gain	24,317	(9,308)	15,009
Prior service cost	(3,366)	1,293	(2,073)
Total pension and postretirement adjustments	20,951	(8,015)	12,936
Accumulated other comprehensive income	$66,206	$(10,400)	$55,806

Other comprehensive income for the periods ending December 31, 2007, 2006 and 2005 were as follows:

(In thousands)	Pre-tax	Tax (expense)	Net of tax
2007	amount	benefit	amount
Foreign currency translation adjustments	$27,636	$(1,702)	$25,934
Pension and postretirement adjustments:
Net actuarial gain	18,613	(7,071)	11,542
Prior service cost	99	(54)	45
Total pension and postretirement adjustments	18,712	(7,125)	11,587
Other comprehensive income	$46,348	$(8,827)	$37,521

(In thousands)	Pre-tax	Tax (expense)	Net of tax
2006	amount	benefit	amount
Foreign currency translation adjustments	$24,600	$(2,385)	$22,215
Pension and postretirement adjustment
Minimum liability adjustment	(2,770)	1,020	(1,750)
Other comprehensive income	$21,830	$(1,365)	$20,465

(In thousands)	Pre-tax	Tax (expense)	Net of tax
2005	amount	benefit	amount
Foreign currency translation adjustments	$16,142	$–	$16,142
Other comprehensive income	$16,142	$–	$16,142

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth
2007
Net sales	$332,609	$365,576	$396,268	$497,671
Gross profit	111,387	118,023	129,820	164,394
Net earnings	19,503	21,390	25,175	38,259
Earnings per share:
Basic earnings per share	$0.44	$0.48	$0.57	$0.86
Diluted earnings per share	0.44	0.48	0.56	0.85
Dividends per share	0.06	0.06	0.08	0.08

2006
Net sales	$282,552	$309,635	$311,801	$378,167
Gross profit	92,061	105,553	106,018	127,447
Net earnings	12,278	21,092	20,356	26,843
Earnings per share:
Basic earnings per share	$0.28	$0.48	$0.46	$0.61
Diluted earnings per share	0.28	0.48	0.46	0.60
Dividends per share	0.06	0.06	0.06	0.06

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

The Corporation maintains accounting systems, procedures, and internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with the appropriate corporate authorization and are properly recorded. The accounting systems and internal accounting controls are augmented by written policies and procedures, organizational structure providing for a division of responsibilities, selection and training of qualified personnel and an internal audit program. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures. Management of the Corporation has completed an assessment of the Corporation’s internal controls over financial reporting and has included “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9A of this Form 10-K.

Deloitte & Touche LLP, independent auditors, performed an audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2007. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2007.

The Audit Committee of the Board of Directors, composed entirely of directors who are independent of the Corporation, appoints the independent auditors for ratification by stockholders and, among other things, considers the scope of the independent auditors’ examination, the audit results, and the adequacy of internal accounting controls of the Corporation. The independent auditors and the internal auditor have direct access to the Audit Committee, and they meet with the committee from time to time, with and without management present, to discuss accounting, auditing, non audit consulting services, internal control, and financial reporting matters.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Roseland, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment. Also as discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) as of December 31, 2006 and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Roseland, New Jersey

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Benshaw, Inc., Scientech LLC, Valve Systems and Controls, L.P., and IMC Magnetics Corporation (collectively the “Acquired Businesses”) which were acquired during the year ended December 31, 2007 and whose financial statements constitute 0.8% and 18.0%, of net and total assets, respectively, 8.1% of revenues, and 6.8% of net income, of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 on January 1, 2007.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 26, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2007, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

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

As discussed in Note 2 to the consolidated financial statements, the Corporation acquired Benshaw, Inc., Scientech, LLC, Valve Systems and Controls, L.P., and IMC Magnetics Corporation during the year ended December 31, 2007. These acquisitions with combined assets, net assets, current year revenues and net income at December 31, 2007, represent 18.0%, 0.8%, 8.1% and 6.8%, respectively of the consolidated financial statement amounts and have been excluded from management’s assessment of internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment, excluding the acquired companies referred to in the third paragraph, management believes that as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2007 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1, 31.2 and 32 to this report. Additionally, on June 13, 2007, our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) its Domestic Company Section 303A Annual CEO Certification as required by NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that our Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 2, 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)		Financial Statements and Footnotes	Page

	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings	52
		Consolidated Balance Sheets	53
		Consolidated Statements of Cash Flows	54
		Consolidated Statements of Shareholders’ Equity	55
		Notes to Consolidated Financial Statements	56

	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	102

		All other financial statement schedules have been omitted because they are either not
		required, not applicable or the required information is shown in the Consolidated Financial
		Statements or Notes thereto.

(b)	Exhibits

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

10.7	Instruments of Amendment Nos. 2 through 5 to the Curtiss-Wright Corporation Retirement Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2005).*

10.8	Instruments of Amendment Nos. 6 and 7 to the Curtiss-Wright Corporation Retirement Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.9

Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.10

Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.11

Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.12

Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.13

Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-Q filed for the quarter ended September 30, 2007)*

10.14	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (filed herewith)*

10.15	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001).*

10.16	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005).*

10.17	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005).*

10.18	Curtiss-Wright Electro-Mechanical Corporation Pension Plan, dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Form 10-K for the year ended December 31, 2002).*

10.19	Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005).*

10.20

Instruments of Amendment Nos. 3 through 6 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005).*

10.21	Instrument of Amendment No. 7 to the Curtiss-Wright Electro-Mechanical Division Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006)*

10.22	Instrument of Amendment No. 8 to the Curtiss-Wright Electro-Mechanical Division Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006)*

10.23	Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2004 (incorporated by reference to Exhibit (10)(xviii) to Form 10-K for the year ended December 31, 2003).*

10.24	Instrument of Amendment No. 1 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2005).*

10.25	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.26	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.27

Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006 ) *

10.28

Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.29

Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.30	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.31	Consulting Agreement, dated March 1, 2006, between the Registrant and George J. Yohrling (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005).*

10.32	Consulting Agreement, dated June 18, 2002, between the Registrant and Gerald Nachman (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002).*

10.33	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.34	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

10.35

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.36	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).

10.37

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

10.38	2006 Modified Incentive Compensation Plan (incorporated by reference to Appendix B to Company’s 2006 Definitive Proxy Statement on Schedule 14A filed March 29, 2006). *

10.39	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006). *

10.40	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.41	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006). *

10.42	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.43

Second Amended and Restated Credit Agreement dated as of August 10, 2007 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co- Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2007)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith).

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*Indicates contract or compensatory plan or arrangement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2007, 2006, and 2005
(In thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other Accounts		Deductions		End of
Description	of Period	Expenses	(Describe)		(Describe)		Period

Deducted from assets to which they apply:

Year-ended December 31,2007
Reserves for inventory obsolescence	$26,152	$8,449	$3,450	(A)	$7,052	(B)	$30,999
Reserves for doubtful accounts and
notes	5,389	2,320	(689)	(A)	1,673	(C)	5,347
Total	$31,541	$10,769	$2,585		$8,549		$36,346

Year-ended December 31, 2006
Reserves for inventory obsolescence	$25,377	$5,657	$338	(A)	$5,220	(B)	$26,152
Reserves for doubtful accounts and
notes	5,453	1,269	179	(A)	1,512	(C)	5,389
Total	$30,830	$6,926	$517		$6,732		$31,541

Year-ended December 31, 2005
Reserves for inventory obsolescence	$26,276	$3,700	$772	(A)	$5,371	(B)	$25,377
Reserves for doubtful accounts and
notes	4,012	1,161	1,019	(A)	739	(C)	5,453
Total	$30,288	$4,861	$1,791		$6,110		$30,830

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

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:	February 22, 2008	By: /s/ Martin R. Benante
Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 22, 2008	By: /s/ Glenn E. Tynan
Glenn E. Tynan
Chief Financial Officer

Date:	February 22, 2008	By: /s/ Kevin McClurg
Kevin McClurg
Controller

Date:	February 22, 2008	By: /s/ Martin R. Benante
Martin R. Benante
Director

Date:	February 22, 2008	By: /s/ James B. Busey IV
James B. Busey IV
Director

Date:	February 22, 2008	By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:	February 22, 2008	By: /s/ Allen A. Kozinski
Allen A. Kozinski
Director

Date:	February 22, 2008	By: /s/ Carl G. Miller
Carl G. Miller
Director

Date:	February 22, 2008	By: /s/ William B. Mitchell
William B. Mitchell
Director

Date:	February 22, 2008	By: /s/ John R. Myers
John R. Myers
Director

Date:	February 22, 2008	By: /s/ William W. Sihler
William W. Sihler
Director

Date:	February 22, 2008	By: /s/ Albert E. Smith
Albert E. Smith
Director