Form 10-Q
period 2008-03-31
CURTISS WRIGHT CORP
filed 2008-05-08
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 44,744,424 shares (as of April 30, 2008).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,

	2008	2007

Net sales	$433,379	$332,609
Cost of sales	294,910	221,222
Gross profit	138,469	111,387

Research and development costs	12,836	11,339
Selling expenses	25,340	20,272
General and administrative expenses	59,566	44,634
Operating income	40,727	35,142

Other income, net	474	884
Interest expense	(7,583)	(5,500)

Earnings before income taxes	33,618	30,526
Provision for income taxes	11,839	11,023

Net earnings	$21,779	$19,503

Basic earnings per share	$0.49	$0.44
Diluted earnings per share	$0.48	$0.44

Dividends per share	$0.08	$0.06

Weighted average shares outstanding:
Basic	44,584	44,150
Diluted	45,226	44,720

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$64,732	$66,520
Receivables, net	376,517	392,918
Inventories, net	268,907	241,728
Deferred tax assets, net	28,992	30,208
Other current assets	21,346	26,807
Total current assets	760,494	758,181
Property, plant, and equipment, net	340,198	329,657
Prepaid pension costs	68,577	73,947
Goodwill	573,205	570,419
Other intangible assets, net	235,751	240,842
Other assets	11,733	12,514
Total Assets	$1,989,958	$1,985,560

Liabilities
Current Liabilities:
Short-term debt	$1,036	$923
Accounts payable	119,527	137,401
Dividends payable	3,584	-
Accrued expenses	78,958	103,207
Income taxes payable	9,880	13,260
Deferred revenue	94,867	105,421
Other current liabilities	40,807	38,403
Total current liabilities	348,659	398,615
Long-term debt	547,476	510,981
Deferred tax liabilities, net	60,595	62,416
Accrued pension and other postretirement benefit costs	40,788	39,501
Long-term portion of environmental reserves	20,719	20,856
Other liabilities	33,619	38,406
Total Liabilities	1,051,856	1,070,775
Contingencies and Commitments (Note 9)

Stockholders' Equity
Common stock, $1 par value	47,798	47,715
Additional paid-in capital	83,949	79,550
Retained earnings	823,106	807,413
Accumulated other comprehensive income	94,421	93,327
	1,049,274	1,028,005
Less: Cost of treasury stock	(111,172)	(113,220)
Total Stockholders' Equity	938,102	914,785
Total Liabilities and Stockholders' Equity	$1,989,958	$1,985,560

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$21,779	$19,503
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	18,747	13,463
Deferred income taxes	(405)	(1,620)
Share based compensation	2,791	2,381
Change in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables	10,812	(3,490)
Increase in inventories	(24,767)	(13,227)
Increase (decrease) in progress payments	4,281	(3,706)
Decrease in accounts payable and accrued expenses	(41,932)	(19,891)
(Decrease) increase in deferred revenue	(10,554)	4,948
Decrease in income taxes payable	(3,392)	(1,133)
Decrease in net pension and postretirement assets	3,047	1,128
Decrease (increase) in other current and long-term assets	3,438	(3,289)
Decrease in other current and long-term liabilities	(2,397)	(2,765)
Total adjustments	(40,331)	(27,201)
Net cash used for operating activities	(18,552)	(7,698)
Cash flows from investing activities:
Proceeds from sales and disposals of equipment	292	108
Acquisitions of intangible assets	(121)	(234)
Additions to property, plant, and equipment	(23,544)	(12,069)
Acquisition of new businesses	(449)	(3,795)
Net cash used for investing activities	(23,822)	(15,990)
Cash flows from financing activities:
Borrowings on debt	125,500	–
Principal payments on debt	(89,000)	(5,015)
Proceeds from exercise of stock options	3,715	3,817
Excess tax benefits from share based compensation	128	691
Net cash provided/(used) by financing activities	40,343	(507)
Effect of exchange-rate changes on cash	243	258
Net decrease in cash and cash equivalents	(1,788)	(23,937)
Cash and cash equivalents at beginning of period	66,520	124,517
Cash and cash equivalents at end of period	$64,732	$100,580

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2006	$47,533	$69,887	$716,030	$55,806	$(127,182)
Net earnings	–	–	104,328		–
Pension and postretirement adjustment, net	–	–	–	11,587	–
Foreign currency translation adjustments, net	–	–	–	25,934	–
Adjustment for initial application of FIN 48	–	–	(505)	–	–
Dividends declared	–	–	(12,440)	–	–
Stock options exercised, net	182	2,198	–	–	10,515
Share based compensation	–	7,816	–	–	3,096
Other	–	(351)	–	–	351
December 31, 2007	47,715	79,550	807,413	93,327	(113,220)
Net earnings	–	–	21,779		–
Pension and postretirement adjustment, net	–	–	–	127	–
Adjustment for SFAS No. 158 measurement date change	–	–	(2,494)	178	–
Foreign currency translation adjustments, net	–	–	–	789	–
Dividends declared	–	–	(3,592)	–	–
Stock options exercised, net	83	3,098	–	–	558
Share based compensation	–	1,493	–	–	1,298
Other	–	(192)	–	–	192
March 31, 2008	$47,798	$83,949	$823,106	$94,421	$(111,172)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 49 manufacturing facilities, 61 metal treatment service facilities, and 2 aerospace component overhaul and repair locations.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright Corporation and its majority-owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimate for the valuation and useful lives of intangible assets, estimates for warranty reserves, and future environmental costs. Actual results may differ from these estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2007 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Certain prior year information has been reclassified to conform to current presentation.

IMPLEMENTATION OF SFAS No. 157

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), the Corporation will delay by one year the effective date of SFAS No. 157 to all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

As of March 31, 2008, the Corporation has valued its derivative instruments in accordance with SFAS No. 157.  The fair value of these instruments is $0.4 million at March 31, 2008.  The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are valued at a Level 2.  The adoption of SFAS No. 157 did not have a material impact on the Corporation's consolidated financial statements.

IMPLEMENTATION OF MEASUREMENT DATE CHANGES RELATED TO SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Pension and Other Postretirement Plans (“SFAS No. 158”).  The initial provisions of SFAS No. 158 were adopted for Fiscal Year ended December 31, 2006.  On January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No. 158, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.  The Corporation has elected to utilize the second approach as provided in SFAS 158 in implementing this provision.  This approach allows an employer to use earlier measurements determined for prior year-end reporting to allocate a proportionate amount of net benefit expense for the transition period.  The net transition amount was recorded as a charge to beginning retained earnings of $2.5 million, net of tax.  See Note 5 for additional information on the effect of SFAS No. 158 on the Corporation.

IMPLEMENTATION OF FAIR VALUE OPTION RELATED TO SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Corporation as of January 1, 2008; however, the Corporation did not elect to measure any additional financial instruments at fair value as a result of this statement.  Therefore, the adoption of SFAS No. 159 did not have an effect on the Corporation's consolidated financial statements.

2.           RECEIVABLES

Receivables at March 31, 2008 and December 31, 2007 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	March 31, 2008	December 31, 2007
Billed Receivables:
Trade and other receivables	$270,174	$288,661
Less: Allowance for doubtful accounts	(5,020)	(5,347)
Net billed receivables	265,154	283,314
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	132,373	123,695
Less: Progress payments applied	(21,010)	(14,091)
Net unbilled receivables	111,363	109,604
Receivables, net	$376,517	$392,918

3.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31, 2008	December 31, 2007
Raw material	$117,400	$97,580
Work-in-process	65,972	58,700
Finished goods and component parts	77,271	70,637
Inventoried costs related to U.S. Government and other long-term contracts	52,087	62,219
Gross inventories	312,730	289,136
Less: Inventory reserves	(30,052)	(30,999)
Progress payments applied, principally related to long-term contracts	(13,771)	(16,409)
Inventories, net	$268,907	$241,728

4.           WARRANTY RESERVES

The Corporation provides its customers with warranties on certain commercial and governmental products.  Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience.  Estimated warranty costs are reduced as these costs are incurred and as the warranty period expires or may be otherwise modified as specific product performance issues are identified and resolved.  Warranty reserves are included within other current liabilities on the Corporation’s Condensed Consolidated Balance Sheets.  The following table presents the changes in the Corporation’s warranty reserves:

	(In thousands)
	2008	2007
Warranty reserves at January 1,	$10,774	$9,957
Provision for current year sales	1,533	869
Current year claims	(707)	(613)
Change in estimates to pre-existing warranties	(780)	(383)
Foreign currency translation adjustment	97	29
Warranty reserves at March 31,	$10,917	$9,859

5.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

In September 2006, the FASB issued SFAS No. 158.  The initial provisions of SFAS No. 158 were adopted for Fiscal Year ended December 31, 2006.  On January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No.158, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.  The Corporation has elected to utilize the second approach as provided in SFAS 158 in implementing this provision.  This approach allows an employer to use earlier measurements determined for prior year-end reporting to allocate a proportionate amount of net benefit expense for the transition period.  The expense allocated to the transition period was directly charged to retained earnings, net of tax.  The net impact on the balance sheet at January 1, 2008 is to decrease prepaid pension costs by $2.7 million, increase accrued pension and postretirement benefit costs by $1.1 million, decrease deferred tax liabilities by $1.5 million, increase accumulated other comprehensive income by $0.2 million, and decrease retained earnings by $2.5 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2007 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans
The components of net periodic pension cost for the three months ended March 31, 2008 and 2007 were:

	(In thousands) Three Months ended March 31,
	2008	2007
Service cost	$5,744	$5,175
Interest cost	5,332	4,699
Expected return on plan assets	(7,558)	(7,051)
Amortization of:
Prior service cost	130	113
Unrecognized actuarial loss	149	105
Net periodic benefit cost	$3,797	$3,041

During the three months ended March 31, 2008, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2008.  In addition, contributions of $0.7 million were made to the Corporation’s foreign benefit plans during the first quarter of 2008.  Contributions to the foreign plans are expected to be $3.5 million in 2008.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2008 and 2007 were:

	(In thousands) Three Months ended March 31,
	2008	2007
Service cost	$169	$132
Interest cost	452	428
Amortization of unrecognized actuarial gain	(129)	(133)
Net periodic postretirement benefit cost	$492	$427

During the three months ended March 31, 2008, the Corporation has paid $0.6 million on the postretirement plans.  During 2008, the Corporation anticipates contributing $2.0 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

6.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2008	2007
Basic weighted average shares outstanding	44,584	44,150
Dilutive effect of stock options and deferred stock compensation	642	570
Diluted weighted average shares outstanding	45,226	44,720

As of March 31, 2008 and 2007, there were 357,000 and 382,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

7.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended March 31, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$210,962	$154,832	$67,585	$433,379	$–	$433,379
Intersegment revenues	–	133	241	374	(374)	–
Operating income	14,006	13,923	13,100	41,029	(302)	40,727

	(In thousands) Three Months Ended March 31, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$137,693	$131,257	$63,659	$332,609	$–	$332,609
Intersegment revenues	–	553	276	829	(829)	–
Operating income	9,980	13,061	12,970	36,011	(869)	35,142

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
March 31, 2008	$856,556	$817,909	$242,241	$1,916,706	$73,252	$1,989,958
December 31, 2007	867,075	800,565	234,978	1,902,618	82,942	1,985,560

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended
	March 31,
	2008	2007
Total segment operating income	$41,029	$36,011
Corporate and administrative	(302)	(869)
Other income, net	474	884
Interest expense	(7,583)	(5,500)
Earnings before income taxes	$33,618	$30,526

8.           COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:
	(In thousands)
	Three Months Ended
	March 31,
	2008	2007
Net earnings	$21,779	$19,503
Equity adjustment from foreign currency translations	789	1,249
Defined benefit pension and post retirement plans	127	(183)
Total comprehensive income	$22,695	$20,569

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

9.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2007.  The aggregate environmental obligation was $23 million at March 31, 2008 and December 31, 2007.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the cost to decommission the refurbishment facility, which is planned for 2017, is $4 million and is included in our environmental liabilities.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At March 31, 2008 and December 31, 2007, the Corporation had contingent liabilities on outstanding letters of credit of $37 million and $40 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In January of 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit and has filed an appeal to the verdict.  The Corporation has determined that it is probable that the punitive damages verdict will be reversed on appeal, therefore no reserve has been recorded for that portion.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

10.           SUBSEQUENT EVENT

On April 14, 2008, the Corporation entered into an agreement, subject to certain closing conditions, to sell its third party commercial aerospace repair and overhaul business located in Miami, Florida for $8.2 million.  The business had assets of $9.1 million and liabilities of $2.0 million as of March 31, 2008, and therefore the Corporation is expecting a minimal gain on the transaction.  The sale of the business was approved by the Board of Directors on April 28, 2008 and is expected to close on May 9, 2008.  As of March 31, 2008, the Corporation performed a goodwill impairment test of the portion of the reporting unit that will be retained and concluded that no impairment charges were required.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIAL CONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING STATEMENTS
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," “could,” "anticipates,"  the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

•	the Corporation's successful execution of internal performance plans and estimates to complete;
•	performance issues with key suppliers, subcontractors, and business partners;
•	the ability to negotiate financing arrangements with lenders;
•	legal proceedings;
•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
•	ability of outside third parties to comply with their commitments;
•	product demand and market acceptance risks;
•	the effect of economic conditions;
•	the impact of competitive products and pricing; product development, commercialization, and technological difficulties;
•	social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses;
•	unanticipated environmental remediation expenses or claims;
•	capacity and supply constraints or difficulties;
•	an inability to perform customer contracts at anticipated cost levels;
•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;
•	contract continuation and future contract awards;
•	U.S. and international military budget constraints and determinations;
•	the other factors discussed under the caption “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K; and
•	other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power generation, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets.  Approximately 35% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment.  For further information on our products and services and the major markets served by our three segments, please refer to our 2007 Annual Report on Form 10-K.

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic”.

Therefore, for the three months ended March 31, 2008, our organic growth calculations do not include the operating results related to our 2007 acquisitions of Scientech, Valve Systems and Controls, Benshaw Inc., and IMC Magnetics, as they are considered incremental.

Three months ended March 31, 2008

Sales for the first quarter of 2008 totaled $433 million, an increase of 30% from sales of $333 million for the first quarter of 2007. New orders received for the first quarter of 2008 of $451 million were up 15% over the orders of $393 million for the first quarter of 2007.  The acquisitions made in 2007 contributed $65 million in incremental new orders received in the first quarter of 2008. Backlog increased 1% to $1,322 million at March 31, 2008 from $1,304 million at December 31, 2007.  Approximately 40% of our backlog is from defense related markets.

Sales growth for the first quarter of 2008, as compared to the same period last year, was generated primarily through incremental revenue derived from our 2007 acquisitions, which contributed $68 million to the increase.  Organic sales growth of 10% was achieved primarily through our Motion Control and Flow Control segments, which experienced organic growth of 13% and 9%, respectively, compared to the prior year period. Our Metal Treatment segment’s organic sales increased 6% in the first quarter of 2008 as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

During the first quarter of 2008, our base businesses experienced significant increases in sales to the power generation and ground defense markets, backed by modest organic growth across most of our remaining major markets.  Sales to the power generation market increased $11 million, primarily within our Flow Control segment, resulting from sales of our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  Higher sales of our motion control products on the Bradley Fighting Vehicle platform drove the increase in sales to the ground defense market of $9 million, primarily from shipments of our embedded computing products for the Improved Bradley Acquisition System (IBAS), which had minimal corresponding sales in the first quarter of 2007.  Foreign currency translation favorably impacted sales by $5 million for the quarter ended March 31, 2008, as compared to the prior year period.

Operating income for the first quarter of 2008 totaled $41 million, an increase of 16% from $35 million for the same period last year.  Our business segments experienced organic operating income growth of 8% in the first quarter of 2008 as compared to the prior year period, driven primarily by our Flow Control segment, which experienced organic operating income growth of 12%.  Our Motion Control segment experienced organic operating income growth of 6% while our Metal Treatment segment’s organic operating income improved 1% over the comparable prior year period.  Additionally, our 2007 acquisitions contributed $3 million of incremental operating income in the first quarter of 2008.

Our overall operating margins declined to 9.4% in the first quarter of 2008, down 120 basis points from the prior year period, while our organic operating margin was 10.3% for the first quarter of 2008, down 30 basis points from the prior year. The lower organic operating margin was mainly due to lower gross margins from strategically priced new programs including the new reactor coolant pumps and the IBAS program, which contributed to the increase in sales but provided lower margins due to the early stages of the contract.  We anticipate increasing margins as we increase productivity and begin performing on the technology transfer portion of the AP1000 contract. Organic research and development, selling, general and administrative costs remained essentially flat as a percentage of sales period over period.  Increased research and development costs within in our embedded computing division in support of strategic initiatives were partially offset by lower research and development costs on the AP1000 due to the award of the production contract while administrative costs increased primarily related to salaries and wages in support of the growing infrastructure.  Additionally, foreign currency translation unfavorably impacted operating income by $2 million in the first quarter of 2008 which resulted in a 60 basis point impact on operating margins, primarily from certain Canadian operations that have a significant amount of their sales denominated in U.S. dollars while operating costs are denominated in Canadian dollars. Operating margins from our 2007 acquisitions were negatively impacted primarily by first year intangible asset amortization expense, which generally runs higher in the earlier years.

Net earnings for the first quarter of 2008 totaled $22 million, or $0.48 per diluted share, which represents an increase of 12% as compared to the net earnings for the first quarter of 2007 of $20 million, or $0.44 per diluted share. We experienced higher interest expense of $1 million, net after tax, in the first quarter of 2008 as compared to the first quarter of 2007.  The increase in interest expense was due to higher average outstanding debt, mostly offset by lower interest rates.  Our effective tax rates decreased to 35.2% in the first quarter of 2008 as compared to 36.1% in the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended
	March 31,
			%
	2008	2007	Change
Sales:
Flow Control	$210,962	$137,693	53.2%
Motion Control	154,832	131,257	18.0%
Metal Treatment	67,585	63,659	6.2%

Total Sales	$433,379	$332,609	30.3%

Operating Income:
Flow Control	$14,006	$9,980	40.3%
Motion Control	13,923	13,061	6.6%
Metal Treatment	13,100	12,970	1.0%

Total Segments	41,029	36,011	13.9%
Corporate & Other	(302)	(869)	(65.2%)

Total Operating Income	$40,727	$35,142	15.9%

Operating Margins:
Flow Control	6.6%	7.2%
Motion Control	9.0%	10.0%
Metal Treatment	19.4%	20.4%
Total Curtiss-Wright	9.4%	10.6%

Flow Control

Our Flow Control segment posted sales of $211 million for the first quarter of 2008, an increase of 53% from $138 million in the first quarter of 2007.  The sales improvement was due to solid organic growth of 9%, and the contribution of our 2007 acquisitions, which provided $61 million in incremental sales in the first quarter of 2008. The organic sales growth was primarily driven by higher sales to the power generation market of $10 million and the oil and gas market of $5 million.  Sales to our defense markets were down slightly from the prior year period.

Higher sales to the power generation market were mainly driven by sales of $13 million for our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China. This improvement was partially offset by lower sales of valves, motor products and services, and airlock systems. Sales to the power generation market are primarily driven by customer maintenance schedules and plant outages and often vary in timing.  Strong demand continued for our coker valve products as they gain greater market acceptance as our installed base continues to perform well. The higher sales of the coker valve products accounted for approximately 25% of the oil and gas market growth. The remaining increase is due to higher sales of other valves and field service work within the oil and gas market as worldwide refineries continue to invest in increasing capacity, improving worker safety, and operational efficiencies to support and increase capacity.  The decrease in defense sales was mainly due to the wind down on our Electromagnetic Gun pulsed power supply contract with the U.S. Army. Sales to the U.S. Navy were essentially flat in the first quarter of 2008 as lower traditional nuclear business resulting from the timing of build schedules for the submarine and aircraft carrier programs was offset by higher generator development work mainly for naval surface ships such as the DDG 1000 program. Foreign currency translation favorably impacted this segment’s sales for the first quarter of 2008 by $1 million as compared to the prior year period.

Operating income for the first quarter of 2008 was $14 million, an increase of 40% from $10 million for the same period last year. Our 2007 acquisitions contributed $3 million of incremental operating income in the first quarter of 2008.  The segment’s organic operating income was up 12% compared to the prior year period due to the benefit of higher sales volume and improved operating performance resulting from our business consolidation completed in the first half of 2007. Operating margin declined 60 basis points in the first quarter of 2008 compared to the prior year period. The decline was mainly due to the margin drag from our 2007 acquisitions and the lower margin in the beginning of the ramp up of the China AP1000 program. In addition, there was less favorable sales mix within our power generation and defense businesses mainly driven by additional development work and the segment is still experiencing uprotected material cost increases within fixed price contracts due to design changes to our coker valve bonnets as the backlog on these contracts is still coming through.  These declines were partially offset by lower research and development expenses due to the timing of power generation and oil and gas projects. Organic selling and administrative expenses grew slightly higher than our organic sales mainly due to higher administrative costs to support our infrastructure growth and strategic initiatives.  Foreign currency translation negatively impacted this segment’s operating income for the first quarter of 2008 by $1 million as compared to the prior year period.

New orders received for the Flow Control segment totaled $229 million in the first quarter of 2008 representing an increase of 21% from the same period in 2007.  The 2007 acquisitions contributed $54 million in incremental new orders received in the first quarter of 2008. The organic new orders were down 8% in the first quarter of 2008 due primarily to the timing of orders of our coker valve product as we received record levels of orders in the prior year. Backlog increased 2% to $793 million at March 31, 2008 from $776 million at December 31, 2007.

Motion Control

Sales for our Motion Control segment increased 18% to $155 million in the first quarter of 2008 from $131 million in the first quarter of 2007.  The increase in sales was driven by strong organic sales growth of 13% and incremental sales from our 2007 acquisition, IMC Magnetics, of $7 million.  The increased organic revenue was driven primarily by higher sales to the ground defense market and commercial aerospace market of $10 million and $3 million, respectively.

The increase in ground defense sales was due to increased upgrades that are continuing on the Bradley Fighting Vehicle platform.  Shipments of our embedded computing products for the new IBAS program added $7 million to the increase, while the remaining increase was due to higher sales of power control and distribution production and spares units.  Additionally, increased sales for the Abrams Tank upgrades and for the Stryker family of armored vehicles were offset by current quarter reductions in the Future Combat System. Commercial aerospace sales to original equipment aircraft manufacturers increased $3 million driven by our content on the Boeing 700 series platforms, which benefited primarily from an increasing order base on the 737 platform and new programs associated with the 787 aircraft. The increase in the commercial aerospace OEM market was partially offset by lower sales of embedded computing products and sensors and controls products due to timing of customer orders.  Foreign currency translation favorably impacted sales in the first quarter of 2008 by $3 million as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Operating income for the first quarter of 2008 was $14 million compared to $13 million for the same period last year.  The 7% increase in operating income was mostly due to organic growth as our 2007 acquisition posted marginal operating income. Operating income margins declined 100 basis points to 9.0% in the first quarter of 2008 from the prior year period mainly due to the adverse impact of foreign currency translation, which impacted operating income by $2.0 million and operating margins by 130 basis points.  Although foreign currency translation had a favorable impact on sales, the net impact to operating income was unfavorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars while operating costs are denominated in Canadian dollars. Thus, changes in the Canadian exchange rate directly impact the operating costs with no offsetting impact on sales.  While the higher sales volume noted above led to overall growth in gross margins, the organic gross margin percentage declined 130 basis points due primarily to unfavorable sales mix and additional work on development and new production programs.  Additionally, overall organic operating expenses remained essentially flat as a percentage of sales as increased research and development costs for strategic initiatives, primarily within our embedded computing group, grew at a greater rate than sales while selling, general, and administrative costs grew period over period, but at a slower rate.

New orders received for the Motion Control segment totaled $154 million in the first quarter of 2008, an increase of 11% from the same period in 2007.  The 2007 acquisition contributed $11 million in incremental new orders received in the first quarter of 2008. The organic new orders were essentially flat in the first quarter of 2008. Backlog increased slightly to $527 million at March 31, 2008 from $526 million at December 31, 2007.

Metal Treatment

Sales of our Metal Treatment segment totaled $68 million for the first quarter of 2008, up 6% when compared with $64 million in the first quarter of 2007. Sales to the commercial aerospace and general industrial markets increased $1 million each, while sales to the power generation, defense, and oil and gas markets combined for an additional $1 million increase over the prior year.  These increases were offset by a decline in sales of $1 million to the automotive market.  The increase in sales to the commercial aerospace market were driven by North American coating services and European shot peening services to OEM’s based on their increased production requirements, while the increase experienced within the general industrial market is being driven by European demand for shot peening tools and domestic demand of our heat treating services that continue to gain market share from our competitors.  Sales to the automotive market declined as our North American shot peening services were hampered by an ongoing United Auto Workers strike, and demand for our coatings services declined due primarily to the industry’s lower production requirements as OEM’s are facing depressed sales from high gasoline prices, sagging consumer confidence, and credit market tightness.  In addition, foreign currency translation favorably impacted sales for the first quarter of 2008 by $2 million, as compared to the prior year period.

Operating income for the first quarter of 2008 remained relatively flat at $13 million as compared to the same period last year.  The higher sales volume noted above led to higher overall gross margins; however, the gross margin percentage dropped 35 basis points due to increased labor costs and start up costs related to new shot peening facilities.  Additionally, operating expenses increased 10% over the prior year period, and ahead of the segment’s sales growth of 6%, primarily due to increased labor costs to support the growing business.

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

Operating Activities

Our working capital was $412 million at March 31, 2008, an increase of $52 million from the working capital at December 31, 2007 of $360 million.  The ratio of current assets to current liabilities was 2.2 to 1 at March 31, 2008 versus 1.9 to 1 at December 31, 2007.  Cash and cash equivalents totaled $65 million at March 31, 2008, down slightly from $67 million at December 31, 2007.  Days sales outstanding at March 31, 2008 were 54 days as compared to 51 days at December 31, 2007.  Inventory turns were 4.6 for the three months ended March 31, 2008 as compared to 5.3 at December 31, 2007.

Excluding cash, working capital increased $54 million from December 31, 2007. Working capital changes were primarily affected by a decrease of $42 million in accounts payable and accrued expenses due primarily to the payments of annual compensation plans and lower days payable outstanding.  Inventory increased $25 million due to build up for future 2008 sales and stocking of new programs, while receivables decreased $11 million due to lower sales volume in the first quarter of 2008 as compared to the fourth quarter of 2007.

Investing Activities

Capital expenditures were $24 million in the first quarter of 2008. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments, specifically the AP1000 program, which accounted for $10 million in the first quarter of 2008. We expect to make additional capital expenditures of approximately $85 million during the remainder of 2008 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines, primarily in support of the AP1000 program, and new facilities.

Financing Activities

During the first quarter of 2008, we used $37 million in available credit under the Revolving Credit Agreement to fund operating and investing activities.  The unused credit available under the Revolving Credit Agreement at March 31, 2008 was $191 million.  The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 5.28% during the first quarter of 2008 and 5.45% for the comparable prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 27, 2008, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently issued accounting standards:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting treatment for certain specific items, including, but not limited to: acquisition costs will be generally expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact that the adoption of this statement will have on the Corporation’s results of operation or financial condition will depend on future acquisitions.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change the statements scope or accounting.  SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures.  The disclosure will require companies to explain how and why the entity is using the derivative instrument, how the entity is accounting for the instrument, and how the instrument affects the entity’s financial position, financial performance and cash flows.  SFAS No. 161 also amends Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”) to clarify that the derivative instruments are subject to SFAS No. 107’s concentration of credit risk disclosures.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  We do not expect the adoption of this statement will have a material impact on the Corporation’s results of operations or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation’s market risk during the three months ended March 31, 2008.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s 2007 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2008, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

We or our subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, neither us nor our subsidiaries have been found liable or paid any material sum of money in settlement in any case.  We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate.  We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2008.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s 2007 Annual Report on Form 10-K.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2008.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2008 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s 2007 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

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
         Dated:  May 8, 2008