Form 10-Q
period 2008-06-30
CURTISS WRIGHT CORP
filed 2008-08-08
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

or

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

Common Stock, par value $1.00 per share 44,901,331 shares (as of July 31, 2008).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Net sales	$453,464	$365,576	$886,843	$698,185
Cost of sales	296,230	247,553	591,140	468,775
Gross profit	157,234	118,023	295,703	229,410

Research and development costs	13,017	11,487	25,853	22,826
Selling expenses	28,842	22,331	54,182	42,603
General and administrative expenses	65,703	45,796	125,269	90,430
Operating income	49,672	38,409	90,399	73,551

Other income, net	224	466	698	1,350
Interest expense	(7,176)	(5,704)	(14,759)	(11,204)

Earnings before income taxes	42,720	33,171	76,338	63,697
Provision for income taxes	15,643	11,781	27,482	22,804

Net earnings	$27,077	$21,390	$48,856	$40,893

Basic earnings per share	$0.61	$0.48	$1.10	$0.93
Diluted earnings per share	$0.60	$0.48	$1.08	$0.91

Dividends per share	$0.08	$0.06	$0.16	$0.12

Weighted average shares outstanding:
Basic	44,631	44,256	44,607	44,200
Diluted	45,355	44,915	45,290	44,815

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$85,164	$66,520
Receivables, net	377,069	392,918
Inventories, net	275,688	241,728
Deferred tax assets, net	28,497	30,208
Other current assets	29,071	26,807
Total current assets	795,489	758,181
Property, plant, and equipment, net	351,064	329,657
Prepaid pension costs	65,694	73,947
Goodwill	571,964	570,419
Other intangible assets, net	229,311	240,842
Other assets	12,109	12,514
Total Assets	$2,025,631	$1,985,560

Liabilities
Current Liabilities:
Short-term debt	$981	$923
Accounts payable	117,774	137,401
Dividends payable	3,586	-
Accrued expenses	93,073	103,207
Income taxes payable	3,127	13,260
Deferred revenue	131,375	105,421
Other current liabilities	42,716	38,403
Total current liabilities	392,632	398,615
Long-term debt	508,972	510,981
Deferred tax liabilities, net	60,881	62,416
Accrued pension and other postretirement benefit costs	40,966	39,501
Long-term portion of environmental reserves	20,376	20,856
Other liabilities	35,875	38,406
Total Liabilities	1,059,702	1,070,775
Contingencies and Commitments (Note 10)

Stockholders' Equity
Common stock, $1 par value	47,798	47,715
Additional paid-in capital	86,446	79,550
Retained earnings	846,600	807,413
Accumulated other comprehensive income	95,225	93,327
	1,076,069	1,028,005
Less: Cost of treasury stock	(110,140)	(113,220)
Total Stockholders' Equity	965,929	914,785
Total Liabilities and Stockholders' Equity	$2,025,631	$1,985,560

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$48,856	$40,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,510	27,912
Net loss on sales and disposals of long lived assets	285	257
Deferred income taxes	127	(2,503)
Share-based compensation	5,550	4,273
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Decrease (increase) in receivables	7,168	(25,558)
Increase in inventories	(35,830)	(37,623)
Increase (decrease) in progress payments	4,755	(3,713)
(Decrease) increase in accounts payable and accrued expenses	(28,589)	8
Increase in deferred revenue	25,954	54,853
Decrease in income taxes payable	(15,715)	(7,141)
Decrease in net pension and postretirement assets	6,261	3,722
Decrease (increase) in other current and long-term assets	2,075	(552)
Increase (decrease) in other current and long-term liabilities	782	(1,724)
Total adjustments	10,333	12,211
Net cash provided by operating activities	59,189	53,104
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	7,906	124
Acquisitions of intangible assets	(175)	(293)
Additions to property, plant, and equipment	(46,596)	(23,978)
Acquisition of new businesses	(886)	(136,685)
Net cash used for investing activities	(39,751)	(160,832)
Cash flows from financing activities:
Borrowings of debt	205,500	169,000
Principal payments on debt	(207,531)	(124,030)
Proceeds from exercise of stock options	4,039	4,635
Dividends paid	(3,589)	(2,656)
Excess tax benefits from share based compensation	360	1,209
Net cash (used for) provided by financing activities	(1,221)	48,158
Effect of exchange-rate changes on cash	427	1,830
Net increase (decrease) in cash and cash equivalents	18,644	(57,740)
Cash and cash equivalents at beginning of period	66,520	124,517
Cash and cash equivalents at end of period	$85,164	$66,777

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$3,128	$156,835
Additional consideration (received) paid on prior year acquisitions	(1,467)	3,810
Liabilities assumed from current year acquisitions	(775)	(23,958)
Cash acquired	-	(2)
	$886	$136,685

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2006	$47,533	$69,887	$716,030	$55,806	$(127,182)

Net earnings	–	–	104,328	–	–
Pension and postretirement adjustments, net	–	–	–	11,587	–
Foreign currency translation adjustments, net	–	–	–	25,934	–
Adjustment for initial application of FIN 48	–	–	(505)	–	–
Dividends paid	–	–	(12,440)	–	–
Stock options exercised, net	182	2,198	–	–	10,515
Share-based compensation	–	7,816	–	–	3,096
Other	–	(351)	–	–	351
December 31, 2007	47,715	79,550	807,413	93,327	(113,220)

Net earnings	–	–	48,856	–	–
Pension and postretirement adjustments, net	–	–	–	215	–
Adjustment for SFAS No. 158 measurement date change	–	–	(2,494)	178	–
Foreign currency translation adjustments, net	–	–	–	1,505	–
Dividends declared	–	–	(7,175)	–	–
Stock options exercised, net	83	2,964	–	–	1,462
Share-based compensation	–	4,242	–	–	1,308
Other		(310)			310
June 30, 2008	$47,798	$86,446	$846,600	$95,225	$(110,140)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 50 manufacturing facilities and 61 metal treatment service facilities.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2008, the Corporation has valued its derivative instruments in accordance with SFAS No. 157.  The fair value of these instruments is $0.2 million and are classified as other current liabilities at June 30, 2008.  The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are classified at a Level 2.  The adoption of SFAS No. 157 did not have a material impact on the Corporation’s consolidated financial statements.

IMPLEMENTATION OF MEASUREMENT DATE CHANGES RELATED TO SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Pension and Other Postretirement Plans (“SFAS No. 158”).  The initial provisions of SFAS No. 158 were adopted for Fiscal Year ended December 31, 2006.  On January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No. 158, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.  The Corporation has elected to utilize the second approach as provided in SFAS No.158 in implementing this provision.  This approach allows an employer to use earlier measurements determined for prior year-end reporting to allocate a proportionate amount of net benefit expense for the transition period.  The net transition amount was recorded as a charge to beginning retained earnings of $2.5 million, net of tax.  See Note 6 for additional information on the effect of SFAS No. 158 on the Corporation.

IMPLEMENTATION OF FAIR VALUE OPTION RELATED TO SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Corporation as of January 1, 2008; however, the Corporation did not elect to measure any additional financial instruments at fair value as a result of this statement.  Therefore, the adoption of SFAS No. 159 did not have an effect on the Corporation’s consolidated financial statements.

2.           SALE OF LONG-LIVED ASSETS

On May 9, 2008, the Corporation sold its third party commercial aerospace repair and overhaul business located in Miami, Florida for $8.2 million.  The determination was made to divest the business because third party repair work was not considered a core business of the Corporation. This business was part of our Motion Control segment and contributed $18.5 million in sales and $1.8 million in pretax income for the year ended December 31, 2007.  On the date of sale, the business had assets of $8.8 million and liabilities of $1.0 million, which combined with transaction costs of $0.6 million, resulted in a $0.2 million loss and is classified as a reduction of Other Income, net on the Condensed Consolidated Statement of Earnings.  The Corporation did not report the disposal as discontinued operations as the amounts are not considered significant.  On March 31, 2008, the Corporation performed a goodwill impairment test of the portion of the reporting unit that will be retained and concluded that no impairment charges were required.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           RECEIVABLES

Receivables at June 30, 2008 and December 31, 2007 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	June 30, 2008	December 31, 2007
Billed Receivables:
Trade and other receivables	$267,368	$288,661
Less: Allowance for doubtful accounts	(5,077)	(5,347)
Net billed receivables	262,291	283,314
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	136,110	123,695
Less: Progress payments applied	(21,332)	(14,091)
Net unbilled receivables	114,778	109,604
Receivables, net	$377,069	$392,918

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30, 2008	December 31, 2007
Raw material	$125,434	$97,580
Work-in-process	69,668	58,700
Finished goods and component parts	69,350	70,637
Inventoried costs related to U.S. Government and other long-term contracts	55,394	62,219
Gross inventories	319,846	289,136
Less: Inventory reserves	(30,235)	(30,999)
Progress payments applied, principally related to long-term contracts	(13,923)	(16,409)
Inventories, net	$275,688	$241,728

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           WARRANTY RESERVES

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

	(In thousands)
	2008	2007
Warranty reserves at January 1,	$10,774	$9,957
Provision for current year sales	3,816	1,837
Increase due to acquisitions	-	177
Current year claims	(1,665)	(1,191)
Change in estimates to pre-existing warranties	(1,451)	(1,162)
Foreign currency translation adjustment	78	207
Warranty reserves at June 30,	$11,552	$9,825

6.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

In September 2006, the FASB issued SFAS No. 158.  The initial provisions of SFAS No. 158 were adopted for Fiscal Year ended December 31, 2006.  On January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No.158, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.  The Corporation has elected to utilize the second approach as provided in SFAS No.158 in implementing this provision.  This approach allows an employer to use earlier measurements determined for prior year-end reporting to allocate a proportionate amount of net benefit expense for the transition period.  The expense allocated to the transition period was directly charged to retained earnings, net of tax.  The net impact on the balance sheet at January 1, 2008 is to decrease prepaid pension costs by $2.7 million, increase accrued pension and postretirement benefit costs by $1.1 million, decrease deferred tax liabilities by $1.5 million, increase accumulated other comprehensive income by $0.2 million, and decrease retained earnings by $2.5 million.

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2007 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans
The components of net periodic pension cost for the three and six months ended June 30, 2008 and 2007 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$5,746	$4,878	$11,490	$10,053
Interest cost	5,334	4,828	10,666	9,527
Expected return on plan assets	(7,560)	(7,036)	(15,118)	(14,087)
Amortization of prior service cost	130	127	260	240
Recognized net actuarial loss	149	149	298	254
Net periodic benefit cost	$3,799	$2,946	$7,596	$5,987

During the six months ended June 30, 2008, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2008.  In addition, contributions of $1.6 million were made to the Corporation’s foreign benefit plans during the first six months of 2008.  Contributions to the foreign plans are expected to be $3.5 million in 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and six months ended June 30, 2008 and 2007 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$169	$132	$338	$264
Interest cost	452	428	904	856
Recognized net actuarial gain	(130)	(133)	(259)	(266)
Net periodic benefit cost	$491	$427	$983	$854

During the six months ended June 30, 2008, the Corporation has paid $1.0 million on the postretirement plans.  During 2008, the Corporation anticipates contributing $2.0 million to the postretirement plans.

7.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted-average shares outstanding	44,631	44,256	44,607	44,200
Dilutive effect of share-based compensation awards and deferred stock compensation	724	659	683	615
Diluted weighted-average shares outstanding	45,355	44,915	45,290	44,815

At June 30, 2008 and 2007, there were 355,000 and 870 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 as they would have been anti-dilutive for those periods.

8.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended June 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$226,662	$156,661	$70,141	$453,464	$	−	$453,464
Intersegment revenues	−	1,660	226	1,886		(1,886)	−
Operating income (expense)	21,252	16,027	14,929	52,208		(2,536)	49,672

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands) Three Months Ended June 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$163,198	$138,949	$63,429	$365,576	$	−	$365,576
Intersegment revenues	−	24	237	261		(261)	−
Operating income (expense)	10,030	15,585	12,987	38,602		(193)	38,409

	(In thousands) Six Months Ended June 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$437,624	$311,493	$137,726	$886,843	$	−	$886,843
Intersegment revenues	−	1,793	466	2,259		(2,259)	−
Operating income (expense)	35,258	29,950	28,029	93,237		(2,838)	90,399

	(In thousands) Six Months Ended June 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$300,891	$270,206	$127,088	$698,185	$	−	$698,185
Intersegment revenues	−	577	513	1,090		(1,090)	−
Operating income (expense)	20,025	28,870	25,957	74,852		(1,301)	73,551

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other	Consolidated
June 30, 2008	$874,169	$813,486	$248,476	$1,936,131	$89,500	$2,025,631
December 31, 2007	867,075	800,565	234,978	1,902,618	82,942	1,985,560

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative, legal, and other expenses.

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total segment operating income	$52,208	$38,602	$93,237	$74,852
Corporate and other	(2,536)	(193)	(2,838)	(1,301)
Other income, net	224	466	698	1,350
Interest expense	(7,176)	(5,704)	(14,759)	(11,204)
Earnings before income taxes	$42,720	$33,171	$76,338	$63,697

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$27,077	$21,390	$48,856	$40,893
Equity adjustment from foreign currency translations, net	716	13,013	1,505	14,262
Defined benefit pension and post-retirement plan, net	88	230	215	47
Total comprehensive income	$27,881	$34,633	$50,576	$55,202

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

10.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2007.  The aggregate environmental obligation was $22.3 million at June 30, 2008 and $23.0 million at December 31, 2007.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the cost to decommission the refurbishment facility, which is planned for 2017, is $4.1 million and is included in our environmental liabilities.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services and to secure advance payments the Corporation has received from certain international customers.  At June 30, 2008 and December 31, 2007, the Corporation had contingent liabilities on outstanding letters of credit of $40.6 million and $40.0 million, respectively.

In January of 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit and has filed an appeal to the verdict.  The Corporation has determined that it is probable that the punitive damages verdict will be reversed on appeal; therefore, no reserve has been recorded for that portion.

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

FORWARD-LOOKING STATEMENTS
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," “could,” "anticipates,"  the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries in the motion control, flow control, and metal treatment markets.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, power generation, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets.  Approximately 35% of our revenues are generated from defense-related markets.

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

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic”.  Additionally, on May 9, 2008, we sold our commercial aerospace repair and overhaul business located in Miami, Florida.  The results of operations for this business have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Therefore, for the three months ended June 30, 2008, our organic growth does not include operating results of Benshaw, Inc. (“Benshaw”) and IMC Magnetics Corporation (“IMC”), one month of operating results for Scientech, LLC (“Scientech”), and two months of operating results of Valve Systems and Controls, L.P. (“VSC”), which are considered incremental.  Similarly, our organic growth calculation for the six months ended June 30, 2008 excludes the results of operations of Benshaw and IMC, four months of operating results for Scientech, and five months of operating results of VSC.  Additionally, the organic growth calculations for both the three months and six months ended June 30, 2008 exclude two months of our 2007 operating results from our commercial aerospace repair and overhaul business, as noted above, and these amounts are included as a reduction of our incremental results of operations.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Three months ended June 30, 2008

Sales for the second quarter of 2008 totaled $453 million, an increase of 24% from sales of $366 million for the second quarter of 2007.  New orders received for the current quarter of $877 million increased 141% from new orders of $366 million for the second quarter of 2007.  The acquisitions made in 2007 contributed $40 million in incremental new orders received in the second quarter of 2008. Backlog increased 34% to $1,745 million at June 30, 2008 from $1,304 million at December 31, 2007.    Approximately 34% of our backlog is defense-related.

Sales growth for the second quarter of 2008, as compared to the same period last year, was due to strong organic growth of 11% and incremental sales of $49 million.  Our Flow Control and Metal Treatment  segments each experienced organic growth of 11% compared to the prior year period, while our Motion Control segment’s organic sales increased 10% in the second quarter of 2008 as compared to the prior year period.

In our base businesses, higher sales to the power generation, oil and gas, and defense markets drove our organic sales growth. Sales to the power generation market increased $15 million, primarily within our Flow Control segment, resulting from sales of our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  Sales to the oil and gas market increased $11 million organically, driven primarily by our Flow Control segment’s traditional valve products, engineering services, field service work, and the continued market penetration of our coker valve product as the oil and gas market continues its increased capital spending.  Sales to the defense markets increased $7 million, as higher sales of embedded computing products to the aerospace and ground defense markets were offset partially by lower naval sales of our flow control products due to timing of U.S. Navy procurement cycles. In addition, foreign currency translation favorably impacted sales by $4 million for the quarter ended June 30, 2008 compared to the prior year period.

Operating income for the second quarter of 2008 totaled $50 million, a 29% increase over the same period last year of $38 million. Organic operating income increased 25% driven primarily by our Flow Control segment, which experienced organic operating income growth of 95% over the comparable prior year period. Our Metal Treatment and Motion Control segments experienced organic operating income growth of 14% and 2%, respectively, over the comparable prior year period.  Additionally, the second quarter of 2008 benefited from $2 million of incremental operating income as compared to the prior year period. Foreign currency translation had an unfavorable impact of $1 million on operating income for the second quarter of 2008, as compared to the prior year period.

Overall operating income margins increased 50 basis points from 10.5% to 11.0%, with our base businesses experiencing 11.9% operating income margins, offset slightly by our 2007 acquisitions, which experienced operating income margins of 4.1%.  Operating margins from our 2007 acquisitions were negatively impacted by first year intangible amortization expense, which generally runs higher in the earlier years.  In our base businesses, the organic operating income growth is primarily attributable to the higher 2008 sales volume and 2007 cost overruns on fixed price development contracts for the U.S. Navy and business consolidation costs in our Flow Control segment that did not recur in 2008.  These favorable impacts were partially offset by increased general and administrative expenses, which in total were up $20 million, or 43% over the prior year period.  The 2007 acquisitions accounted for $11 million of incremental general and administrative expenses, including $3 million of amortization expense. The base businesses experienced general and administrative cost growth of 20% in the second quarter of 2008, ahead of the organic sales growth of 11%, primarily due to higher labor costs and associated employee benefits in support of our growing infrastructure.

Net earnings for the second quarter of 2008 totaled $27 million, or $0.60 per diluted share, an increase of 27% when compared to the prior year period, as the higher operating income noted above was partially offset by a $1 million increase in interest expense and a $4 million increase in tax expense. Interest expense increased on higher average debt levels offset partially by lower interest rates.  Our effective tax rate for the second quarter of 2008 was 36.6% as compared to 35.5% during the second quarter of 2007.  The increase in our effective tax rate represents normal and customary changes in rates and estimates, none of which had a significant impact on either quarter.

Six months ended June 30, 2008

Sales for the first six months of 2008 totaled $887 million, an increase of 27% from sales of $698 million for same period last year.  New orders received for the first six months of 2008 of $1,327 million were up 75% over the new orders of $758 million for the first six months of 2007.  The acquisitions made in 2007 contributed $105 million in incremental new orders received in the first six months of 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Organic sales growth was 10% for the first six months of 2008, as compared to the same period last year, with each of our segments contributing to the growth. Our Motion Control, Flow Control, and Metal Treatment segments increased organic sales 12%, 10% and 8%, respectively, in the first six months of 2008 as compared to the prior year period. Sales for the first six months of 2008 also benefited from incremental sales of $117 million.

In our base businesses, power generation, oil and gas, and ground defense markets drove our organic sales growth. Sales to the power generation market increased $26 million, primarily within our Flow Control segment, resulting from sales of our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  Sales to the oil and gas market increased $16 million organically, driven primarily by our Flow Control segment’s traditional valve products, engineering services, field service work, and the continued market penetration of our coker valve product as the oil and gas market continues its increased capital spending.  Sales to the ground defense market increased $14 million over the prior year period due to increased demand for our embedded computing products for the Bradley Fighting Vehicle, primarily on the Improved Bradley Acquisition System (“IBAS”).  In addition, foreign currency translation favorably impacted sales by $9 million for the first six months of 2008, compared to the prior year period.

Operating income for the first six months of 2008 totaled $90 million, up 23% over the $74 million of operating income from the same period last year. Overall organic operating income increased 16% over the comparable period driven primarily by our Flow Control segment, which experienced organic operating income growth of 54%.  Our Metal Treatment and Motion Control segments experienced organic operating income growth of 8% and 3%, respectively.  The first six months of 2008 also benefited from $5 million of incremental operating income.

Overall operating income margins for the first six months of 2008 declined 30 basis points from 10.5% in the comparable prior year period to 10.2%. Our base businesses experienced 11.1% operating income margins in the first six months of 2008, while our 2007 acquisitions experienced operating income margins of 4.2% during the same time period.  Operating margins from our 2007 acquisitions were negatively impacted by first year intangible amortization expense, which generally runs higher in the earlier years.  In our base businesses, the organic operating income growth is primarily attributable to the higher 2008 sales volume and 2007 cost overruns on fixed price development contracts for the U.S. Navy and business consolidation costs in our Flow Control segment that did not recur in 2008.  These favorable impacts were partially offset by increased general and administrative expenses, which in total were up $35 million, or 39% over the prior year period.  The 2007 acquisitions accounted for $20 million of incremental expense, including $7 million of amortization expense. The base businesses experienced an increase of 16% in general and administrative costs during the first half of 2008, ahead of the organic sales growth of 10%, primarily due to higher labor costs and associated employee benefits in support of our growing infrastructure.  Additionally, foreign currency translation had an unfavorable impact on operating income of $3 million for the first six months of 2008, as compared to the prior year period.

Net earnings for the first six months of 2008 totaled $49 million, or $1.08 per diluted share, an increase of 19% as compared to the net earnings for the first six months of 2007 of $41 million, or $0.91 per diluted share. Interest expense increased $4 million on higher average debt levels offset by lower interest rates. Our effective tax rate for the first six months of 2008 was 36.0% as compared to 35.8% in 2007.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Segment Operating Performance:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2008	2007	%	2008	2007	%
Sales:
Flow Control	$226,662	$163,198	38.9%	$437,624	$300,891	45.4%
Motion Control	156,661	138,949	12.7%	311,493	270,206	15.3%
Metal Treatment	70,141	63,429	10.6%	137,726	127,088	8.4%

Total Sales	$453,464	$365,576	24.0%	$886,843	$698,185	27.0%

Operating Income:
Flow Control	$21,252	$10,030	111.9%	$35,258	$20,025	76.1%
Motion Control	16,027	15,585	2.8%	29,950	28,870	3.7%
Metal Treatment	14,929	12,987	15.0%	28,029	25,957	8.0%

Total Segments	52,208	38,602	35.2%	93,237	74,852	24.6%
Corporate & Other	(2,536)	(193)	1,214.0%	(2,838)	(1,301)	118.1%

Total Operating Income	$49,672	$38,409	29.3%	$90,399	$73,551	22.9%

Operating Margins:
Flow Control	9.4%	6.1%		8.1%	6.7%
Motion Control	10.2%	11.2%		9.6%	10.7%
Metal Treatment	21.3%	20.5%		20.4%	20.4%
Total Curtiss-Wright	11.0%	10.5%		10.2%	10.5%

Flow Control

Sales for the Corporation’s Flow Control segment increased 39% to $227 million for the second quarter of 2008 from $163 million in the second quarter of 2007. The increase in sales was driven by strong organic sales growth of 11% and contributions from our 2007 acquisitions of $46 million. The organic sales growth was driven by a $13 million increase in sales to the power generation market and increased sales in the oil and gas market which increased $11 million. These improvements were partially offset by lower sales to the U.S. Navy of $6 million in the second quarter of 2008 as compared to the prior year period. Higher organic sales to the power generation market were mainly driven by sales of $14 million for our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China. The improvement in the oil and gas market was driven primarily by our traditional valve products, engineering services, field service work, and the continued market penetration of our coker valve product as the oil and gas market continues its increased capital spending.  The strong commercial sales were partially offset by lower sales to the U.S. Navy due mainly to the timing of their procurement cycle, primarily from lower submarine and aircraft carrier work. Foreign currency translation had a slight favorable impact on this segment’s sales for the second quarter of 2008 as compared to the prior year period.

Operating income for the second quarter of 2008 was $21 million, an increase of 112% as compared to $10 million for the same period last year, driven mainly by organic growth of 95%. The organic operating income growth was due to higher demand for our valve products, improved sales mix, and better cost performance in the oil and gas market. The operating income in the prior year was adversely impacted by cost overruns on fixed priced U.S. Navy development contracts and business consolidation costs associated with integrating our Tapco and Enpro business units.  In the second quarter of 2008, our 2007 acquisitions added $2 million of incremental operating income as compared to the prior year period. Foreign currency translation had a slightly unfavorable impact on operating income in the second quarter of 2008 as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Sales for the first six months of 2008 were $438 million, an increase of 45% over the same period last year of $301 million. Acquisitions contributed $107 million to this segment’s sales during the first six months of 2008. The segment also experienced organic sales growth of 10% in the first six months of 2008 as compared to the prior year period primarily resulting from higher sales to the power generation market of $23 million and higher sales to the oil and gas market of $15 million. Partially offsetting these improvements were lower sales to the U.S. Navy of $6 million and U.S. Army of $1 million.  Higher organic sales to the power generation market were mainly driven by sales of $27 million for our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China. Lower sales of new and remanufactured electro-mechanical motors due to the timing of orders partially offset the higher pump sales. The change in the sales to the power generation market was driven by customer maintenance schedules that often vary in timing. Revenues derived from the oil and gas market were driven by our traditional valves, engineering services, and field service work contributed to the remaining increase to the oil and gas market over the same period in 2007 as increased capital spending and repair and maintenance expenditures by refineries worldwide continues as they invest money to increase capacity and improve plant efficiencies. Additionally, sales of our coker valve product increased as it continues to gain greater market acceptance in the industry and our installed base continues to perform well.  The lower sales to the U.S. Navy were mainly driven by decreased generator and pump sales of $13 million resulting from the wind down of funded contracts for the Virginia-class submarines and CVN aircraft carrier. Partially offsetting these declines in the naval market in the first half of 2008 were higher development work for naval surface ships and aircraft carriers of $9 million. Foreign currency translation favorably impacted this segment’s sales by $1 million in the first half of 2008 as compared to the prior year period.

Operating income for the first six months of 2008 was $35 million, an increase of 76% as compared to $20 million for the same period last year. The improvement in the first six months of 2008 was driven by strong organic operating income of 54%. In addition, acquisitions contributed $5 million in incremental operating income in the first six months of 2008.  The organic operating income growth was due to higher demand for our valve products, improved sales mix, and better cost performance in the oil and gas market. The higher operating income was partially offset by continued investments in new technology development contracts both for the U.S. Navy and power generation markets. The operating income in the prior year was adversely impacted by cost overruns on fixed priced U.S. Navy development contracts and business consolidation costs associated with integrating our Tapco and Enpro business units, and higher material costs within our oil and gas market. Higher organic operating expenses were mainly due to higher general and administrative costs in order to support our infrastructure growth, partially offset by the timing of lower research and development expenses. Foreign currency translation minimally impacted this segment’s operating income in the first six months of 2008 as compared to the prior year period.

New orders received for the Flow Control segment totaled $597 million in the second quarter of 2008 and $826 million for the first six months of 2008, representing an increase of 359% and 158%, respectively, over the same periods in 2007. This tremendous growth was due in large part to orders in excess of $300 million for our next generation reactor coolant pumps to be used in the AP1000 nuclear power plants to be built by Westinghouse in the U.S. In addition, we had strong orders for our valves used in the oil and gas market. The 2007 acquisitions contributed $36 million and $90 million in incremental new orders received in the second quarter and first six months of 2008, respectively, over the prior year periods. Backlog increased 50% to $1,163 million at June 30, 2008 from $776 million at December 31, 2007.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Motion Control

Sales for our Motion Control segment increased 13% to $157 million in the second quarter of 2008 from $139 million in the second quarter of 2007.  The increase in sales was driven by strong organic sales growth of 10% and incremental sales of $4 million.  The increased organic revenue was primarily due to higher sales of $7 million and $5 million to the aerospace and ground defense markets, respectively.  The increase in sales to the aerospace defense market was primarily driven by increased demand for our embedded computing products on various programs, including the F-16, F-22, V-22, and Global Hawk. Additionally, our integrated sensing products continue to provide steady growth opportunities on both military and commercial helicopter programs, and added to the increase in sales to the aerospace defense market in the second quarter.  Ground defense product sales were driven primarily by higher sales of embedded computing products for the IBAS program, which added $4 million to the sales increase.  Foreign currency translation favorably impacted sales for the second quarter of 2008 by $3 million as compared to the prior year period.

Operating income for the second quarter of 2008 was essentially flat at $16 million, a 3% increase over the prior year period.  Our organic operating income growth was 2% as a result of the higher sales volume noted above, partially offset by unfavorable product mix, higher research and development costs, and the effect of foreign currency translation.  This segment’s gross margins declined 120 basis points primarily as a result of lower margin product sales in the current quarter as compared to the prior year quarter.  Research and development costs increased $2 million, or 30% as compared to the prior year period due to the support of strategic initiatives, primarily within our embedded computing group.  In addition, unfavorable foreign currency translation negatively impacted operating income by $1 million and operating margin by 70 basis points in the quarter. Although foreign currency translation had a favorable impact on sales, the net impact to operating income was unfavorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs denominated in Canadian dollars. Thus, changes in the Canadian exchange rate directly impact operating costs with no offsetting impact on sales.

Sales for the first six months of 2008 were $311 million, an increase of 15% from sales of $270 million during the first six months of 2007.   Organic growth was 12% while incremental sales added $10 million to the first half of 2008.  The organic revenue growth in the first six months of 2008 was due to higher sales across all of this segment’s major markets.  Specifically, sales to the ground defense, aerospace defense, and commercial aerospace markets increased $15 million, $4 million and $3 million, respectively.  The increase in ground defense sales was due to increased upgrades that are continuing on the Bradley Fighting Vehicle platform.  Shipments of our embedded computing products for the new IBAS program added $11 million to the increase, while the remaining increase was due to higher sales of power control and distribution production and spares units.  The improvement in the aerospace defense market for the year-to-date is due primarily to increased demand on the F-16, F-22, V-22, Global Hawk and various military helicopter programs.  Commercial aerospace sales to original equipment aircraft manufacturers drove the organic growth in this market, primarily for our content on the Boeing 700 series platforms, which benefited from an increasing order base on the 737 platform and new programs associated with the 787 aircraft. Foreign currency translation favorably impacted sales for the first six months of 2008 by $5 million.

Operating income for the first six months of 2008 was $30 million, an increase of 4% over the same period last year of $29 million.  Our organic operating income growth was 3% as a result of the higher sales volume noted above, partially offset by lower gross margin percentages, higher research and development costs, and the effect of foreign currency translation.  While there was an increase in the sales volume as noted above, the organic gross margin percentage declined 150 basis points due primarily to unfavorable sales mix and additional work on development and new production programs. Research and development costs increased $4 million, or 30% as compared to the prior year period due to the support of strategic initiatives, primarily within our embedded computing group.  Additionally, this segment’s operating income was adversely impacted by foreign currency translation of $3 million in the first six months of 2008, as compared to the first six months of 2007.

New orders received for the Motion Control segment totaled $209 million in the second quarter of 2008, an increase of 22% over the same period last year of $172 million, and $363 million for the first six months of 2008, representing an increase of 17% from 2007.  Our 2007 acquisition contributed $14 million in incremental new orders received in the first half of 2008.  The year-to-date increase was mainly due to significant contract wins for ground defense controller systems, naval defense systems, and ground defense systems. Total backlog increased 10% to $579 million at June 30, 2008 from $526 million at December 31, 2007.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Metal Treatment

Sales for our Metal Treatment segment totaled $70 million for the second quarter of 2008, up 11% when compared with $63 million in the second quarter of 2007.  The sales growth was all organic and driven by increased sales in most of this segment’s major markets offset by a decline in the automotive industry.  Sales to the commercial aerospace and general industrial markets each increased $3 million over the prior year period, while sales to the power generation market increased $2 million.  The increase in sales to the commercial aerospace market were driven by sales of our European shot peening, North American coatings and laser peening services to OEM’s based on their increased production requirements, while the increase experienced within the general industrial market is being driven by European demand for shot peening services and domestic demand of our heat treating services.  Sales to the power generation market were higher than prior year primarily due to a shot peening development project in the power generation market.  Offsetting these increases was a decline in sales to the automotive market of $3 million, primarily for our domestic shot peening and coatings services, due to the industry’s lower production requirements.  North American shot peening services to the automotive market during the second quarter of 2008 were also hampered by the United Auto Workers strike against a major supplier to General Motors. In addition, foreign currency translation favorably impacted sales for the second quarter of 2008 by $2 million compared to the prior year period.

Operating income for the second quarter of 2008 increased 15% to $15 million from $13 million for the same period last year. The growth in operating income is all organic and due to the increase in sales and favorable product mix. Gross margin percentages increased 90 basis points primarily on favorable product mix with greater European shot peening and laser peening sales that carry a higher margin than this segment’s other products and services, while operating expenses increased 11% due to the growth in the business.  Foreign currency translation had a slight favorable impact on this segment’s operating income for the second quarter of 2008 as compared to the prior year period.

Sales for our Metal Treatment segment totaled $138 million for the first six months of 2008, up 8% when compared with $127 million for the comparable period of 2007.  The sales growth was all organic and driven by increased sales in most of this segment’s major markets offset by a decline in the automotive industry.  Sales to the commercial aerospace and general industrial markets each increased $4 million over the prior year period, while sales to the power generation market increased $3 million.  The increase in sales to the commercial aerospace market were driven by sales of our European shot peening, North American coatings and laser peening services to OEM’s based on their increased production requirements, while the increase experienced within the general industrial market is being driven by European demand for shot peening services and domestic demand of our heat treating services.  Sales to the power generation market were higher than the prior year primarily due to a shot peening development project in the power generation market.  Offsetting these increases was a decline in sales to the automotive market of $4 million. Sales to the automotive market declined as our North American shot peening services were hampered by the aforementioned United Auto Workers strike, and demand for our coating services declined due primarily to the industry’s lower production requirements.  In addition, foreign currency translation favorably impacted sales for the first six months of 2008 by $3 million as compared to the prior year period.

Operating income for the first six months of 2008 increased 8% to $28 million from $26 million for the same period last year.  The growth in operating income is all organic and due primarily to the higher sales volume.  Gross margin percentages increased 30 basis points primarily on favorable sales mix and productivity gains partially offset by increased labor costs and start up costs related to new shot peening facilities.  Additionally, operating expenses increased 10% over the prior year period, and ahead of the segment’s sales growth of 8%, primarily due to increased labor costs to support the growing business. Foreign currency translation favorably impacted operating income in the first six months of 2008 by $1 million as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Corporate and Other

Non-segment operating expense increased $2 million for both the second quarter and first six months of 2008 versus the comparable prior year periods.  The increase was primarily due to a higher pension expense associated with the Curtiss-Wright pension plans and higher legal costs.

Interest Expense

Interest expense increased $1 million and $4 million for the second quarter and first six months of 2008 versus the comparable prior year periods, respectively.  The increases were due to higher average outstanding debt partially offset by lower interest rates.  Our average outstanding debt increased approximately 50% for the three months and six months ended June 30, 2008, while our average rate of borrowing decreased 100 basis points for the second quarter of 2008 and 60 basis points for the first six months of 2008, as compared to the comparable prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

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

Operating Activities

Our working capital was $403 million at June 30, 2008, an increase of $43 million from the working capital at December 31, 2007 of $360 million.  The ratio of current assets to current liabilities was 2.0 to 1.0 at June 30, 2008 versus 1.9 to 1.0 at December 31, 2007.  Cash and cash equivalents totaled $85 million at June 30, 2008, up from $67 million at December 31, 2007.  Days sales outstanding at June 30, 2008 were 54 days as compared to 51 days at December 31, 2007.  Inventory turns were 4.6 for the six months ended June 30, 2008, as compared to 5.3 at December 31, 2007.

Excluding cash, working capital increased $25 million from December 31, 2007.  Working capital changes were primarily affected by a an increase in inventory of $36 million due to build up for future 2008 sales,  stocking of new programs, and purchase of long lead materials and a decrease of $29 million in accounts payable and accrued expenses due to the payments of annual compensation plans and lower days payable outstanding.  Offsetting these working capital increases was an increase in deferred revenue of $26 million due primarily to the advance payments related mainly to the domestic AP1000 project and a decrease in receivables of $7 million due to lower sales volume in the second quarter of 2008 versus the fourth quarter of 2007.

Investing Activities

Capital expenditures were $47 million in the first six months of 2008. Principal capital expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments, specifically the AP1000 program, which accounted for approximately $18 million in the first six months of 2008.  We expect to make additional capital expenditures of approximately $60 million during the remainder of 2008 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities, primarily related to the AP1000 project.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Financing Activities

During the first six months of 2008, we used $150 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund investing activities. The unused credit available under this Revolving Credit Agreement at June 30, 2008 was $226 million. The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 4.6% during the second quarter of 2008 and 5.6% for the comparable prior year period.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) , and other generally accepted accounting principles accepted in the United States. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not anticipate that the adoption of this FSP will have a material impact on the Corporation’s results of operation or financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this statement will not have a material impact on the Corporation’s results of operation or financial condition.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation’s market risk during the six months ended June 30, 2008.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s 2007 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2008, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2008.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s 2007 Annual Report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2008, the Corporation held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, and the appointment of independent accountants for the Corporation.

The votes received by the director nominees were as follows:

	For	Withheld

Martin R. Benante	40,948,523	439,159

S. Marce Fuller	40,966,590	421,092

Allen A. Kozinski	41,100,021	287,662

Carl G. Miller	41,099,485	288,197

William B. Mitchell	40,967,631	420,052

John R. Myers	41,093,512	294,170

John B. Nathman	38,113,259	3,274,424

William W. Sihler	40,969,438	418,244

Albert E. Smith	41,097,289	290,394

There were no broker non-votes or votes against any director.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Corporation. The holders of 41,241,978 shares of Common Stock voted in favor; 84,878 voted against and 60,827 abstained. There were no broker non-votes.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three and six months ended June 30, 2008.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2008 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s 2007 Annual Report on Form 10-K.

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
         Dated:  August 8, 2008