Form 10-Q
period 2008-09-30
CURTISS WRIGHT CORP
filed 2008-11-07
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒Accelerated filer ☐
Non-accelerated filer                                            ☐                      (Do not check if a smaller reporting company)Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share, 44,977,188 shares (as of October 31, 2008).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signature		29

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Net sales	$435,699	$396,268	$1,322,542	$1,094,453
Cost of sales	287,908	266,448	879,048	735,223
Gross profit	147,791	129,820	443,494	359,230

Research and development costs	10,955	12,655	36,808	35,481
Selling expenses	25,839	23,789	80,021	66,392
General and administrative expenses	62,807	48,888	188,076	139,318
Operating income	48,190	44,488	138,589	118,039

Other income, net	371	231	1,069	1,581
Interest expense	(6,611)	(7,712)	(21,370)	(18,916)

Earnings before income taxes	41,950	37,007	118,288	100,704
Provision for income taxes	14,427	11,832	41,909	34,635

Net earnings	$27,523	$25,175	$76,379	$66,069

Basic earnings per share	$0.61	$0.57	$1.71	$1.49
Diluted earnings per share	$0.60	$0.56	$1.68	$1.47

Dividends per share	$0.08	$0.08	$0.24	$0.20

Weighted average shares outstanding:
Basic	44,779	44,413	44,672	44,285
Diluted	45,505	45,102	45,369	44,925

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$77,274	$66,520
Receivables, net	387,101	392,918
Inventories, net	283,034	241,728
Deferred tax assets, net	28,309	30,208
Other current assets	33,096	26,807
Total current assets	808,814	758,181
Property, plant, and equipment, net	353,240	329,657
Prepaid pension costs	63,771	73,947
Goodwill	567,031	570,419
Other intangible assets, net	222,928	240,842
Other assets	11,500	12,514
Total Assets	$2,027,284	$1,985,560

Liabilities
Current Liabilities:
Short-term debt	$987	$923
Accounts payable	113,370	137,401
Accrued expenses	91,449	103,207
Income taxes payable	6,903	13,260
Deferred revenue	129,879	105,421
Other current liabilities	42,990	38,403
Total current liabilities	385,578	398,615
Long-term debt	518,467	510,981
Deferred tax liabilities, net	57,118	62,416
Accrued pension and other postretirement benefit costs	41,395	39,501
Long-term portion of environmental reserves	20,288	20,856
Other liabilities	35,786	38,406
Total Liabilities	1,058,632	1,070,775
Contingencies and Commitments (Note 10)

Stockholders' Equity
Common stock, $1 par value	47,903	47,715
Additional paid-in capital	92,269	79,550
Retained earnings	870,515	807,413
Accumulated other comprehensive income	64,235	93,327
	1,074,922	1,028,005
Less: Cost of treasury stock	(106,270)	(113,220)
Total Stockholders' Equity	968,652	914,785
Total Liabilities and Stockholders' Equity	$2,027,284	$1,985,560

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$76,379	$66,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,071	44,037
Net loss on sales and disposals of long lived assets	259	231
Deferred income taxes	(381)	(1,131)
Share-based compensation	8,284	6,415
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Increase in receivables	(12,289)	(39,574)
Increase in inventories	(51,995)	(55,418)
Increase (decrease) in progress payments	10,021	(5,626)
Decrease in accounts payable and accrued expenses	(35,258)	(13,543)
Increase in deferred revenue	24,458	49,023
Decrease in income taxes payable	(13,630)	(10,703)
Decrease in net pension and postretirement assets	8,906	3,908
Decrease (increase) in other current and long-termassets	1,750	(1,106)
Increase in other current and long-term liabilities	2,200	3,611
Total adjustments	(1,604)	(19,876)
Net cash provided by operating activities	74,775	46,193
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	8,000	166
Acquisitions of intangible assets	(192)	(352)
Additions to property, plant, and equipment	(70,511)	(35,496)
Acquisition of new businesses	(7,731)	(291,914)
Net cash used for investing activities	(70,434)	(327,596)
Cash flows from financing activities:
Borrowings of debt	314,500	615,000
Principal payments on debt	(307,046)	(407,035)
Proceeds from exercise of stock options	9,842	8,188
Dividends paid	(7,180)	(5,322)
Excess tax benefits from share-based compensation	1,507	1,678
Net cash provided by financing activities	11,623	212,509
Effect of exchange-rate changes on cash	(5,210)	3,724
Net increase (decrease) in cash and cash equivalents	10,754	(65,170)
Cash and cash equivalents at beginning of period	66,520	124,517
Cash and cash equivalents at end of period	$77,274	$59,347

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	10,764	$311,421
Additional consideration (received) paid on prior year acquisitions	(1,474)	9,433
Liabilities assumed from current year acquisitions	(1,559)	(28,719)
Cash acquired	-	(221)
	$7,731	$291,914

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2006	$47,533	$69,887	$716,030	$55,806	$(127,182)

Net earnings	–	–	104,328	–	–
Pension and postretirement adjustments, net	–	–	–	11,587	–
Foreign currency translation adjustments, net	–	–	–	25,934	–
Adjustment for initial application of FIN 48	–	–	(505)	–	–
Dividends paid	–	–	(12,440)	–	–
Stock options exercised, net	182	2,198	–	–	10,515
Share-based compensation	–	7,816	–	–	3,096
Other	–	(351)	–	–	351
December 31, 2007	47,715	79,550	807,413	93,327	(113,220)

Net earnings	–	–	76,379	–	–
Pension and postretirement adjustments, net	–	–	–	635	–
Adjustment for SFAS No. 158 measurement date change	–	–	(2,494)	178	–
Foreign currency translation adjustments, net	–	–	–	(29,905)	–
Dividends declared	–	–	(10,783)	–	–
Stock options exercised, net	188	6,133	-	–	5,253
Share-based compensation	–	6,964	–	–	1,319
Other		(378)			378
September 30, 2008	$47,903	$92,269	$870,515	$64,235	$(106,270)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS of PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 50 manufacturing facilities and 62 metal treatment service facilities.

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

IMPLEMENTATION OF SFAS No. 157

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Corporation will delay by one year the effective date of SFAS No. 157 to all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2008, the Corporation has valued its derivative instruments in accordance with SFAS No. 157.  The fair value of these instruments is $3.0 million and these instruments are classified as other current liabilities at September 30, 2008.  The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices using the mid-market pricing convention and the prices therefore are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are classified at a Level 2.  The adoption of SFAS No. 157 did not have a material impact on the Corporation’s consolidated financial statements.

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

2.           ACQUISTION AND DISPOSITIONS OF LONG LIVED ASSETS

The Corporation acquired two businesses and disposed of one business during the nine months ended September 30, 2008.  One of the acquired businesses and the disposition are described in more detail below.  The remaining acquisition had a purchase price of $2.4 million and was purchased by our Motion Control segment. The acquisitions have been accounted for as a purchase with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life and records amortization based upon the estimated useful lives of those intangible assets identified.  The Corporation will adjust these estimates based upon analysis of third party appraisals, when deemed appropriate, and the determination of fair value when finalized, no later than twelve months from acquisition.  The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Motion Control Segment

Disposition

On May 9, 2008, the Corporation sold its third party commercial aerospace repair and overhaul business located in Miami, Florida for $8.2 million.  The determination was made to divest the business because third party repair work was not considered a core business of the Corporation. This business was part of our Motion Control segment and contributed $18.5 million in sales and $1.8 million in pretax income for the year ended December 31, 2007.  On the date of sale, the business had assets of $8.8 million and liabilities of $1.0 million, which combined with transaction costs of $0.6 million, resulted in a $0.2 million loss, which is classified as a reduction of Other Income, net on the Condensed Consolidated Statement of Earnings.  The Corporation did not report the disposal as discontinued operations as the amounts are not considered significant.  On March 31, 2008, the Corporation performed a goodwill impairment test of the portion of the reporting unit that will be retained and concluded that no impairment charges were required.

Metal Treatment Segment

Parylene Coating Services

On September 4, 2008, the Corporation acquired certain assets and certain liabilities of Parylene Coating Services, Inc. (“PCS”).  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement (“APA”), was $7.6 million in cash and the assumption of certain liabilities of PCS.  Under the terms of the APA, the Corporation held back 10% of the sale price as security for potential indemnification claims against the seller.  Any amount of the holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification will be paid in eighteen months after the closing date.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values.  The estimated excess of the purchase price over the fair value of the net assets acquired is $4.9 million at September 30, 2008.  The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis of third party appraisals.

PCS applies parylene coatings primarily for the medical device industry.  PCS applies parylene coatings to medical devices, including coronary artery stents, rubber/silicone seals and wire forming mandrels used in the manufacture of catheters.  The conformal coating provides lubricity; resistance to solvents, radiation and bacteria; and is also biocompatible.  In addition to medical applications, parylene coatings are uniquely suited for use in niche electronic, oil and gas, and general industrial applications.  PCS is headquartered and operates one facility in Katy, Texas.  Revenues of the acquired business were $2.6 million for the year ended December 31, 2007.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           RECEIVABLES

Receivables at September 30, 2008 and December 31, 2007 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year. The composition of receivables for those periods is as follows:

	(In thousands)
	September 30, 2008	December 31, 2007
Billed Receivables:
Trade and other receivables	$275,742	$288,661
Less: Allowance for doubtful accounts	(3,669)	(5,347)
Net billed receivables	272,073	283,314
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	137,663	123,695
Less: Progress payments applied	(22,635)	(14,091)
Net unbilled receivables	115,028	109,604
Receivables, net	$387,101	$392,918

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2008	December 31, 2007
Raw material	$117,187	$97,580
Work-in-process	78,936	58,700
Finished goods and component parts	73,316	70,637
Inventoried costs related to U.S. Government and other long-term contracts	63,370	62,219
Gross inventories	332,809	289,136
Less: Inventory reserves	(31,888)	(30,999)
Progress payments applied, principally related to long-term contracts	(17,887)	(16,409)
Inventories, net	$283,034	$241,728

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

	(In thousands)
	2008	2007
Warranty reserves at January 1,	$10,774	$9,957
Provision for current year sales	5,232	2,597
Increase due to acquisitions	-	811
Current year claims	(3,190)	(1,707)
Change in estimates to pre-existing warranties	(1,705)	(1,347)
Foreign currency translation adjustment	(305)	444
Warranty reserves at September 30,	$10,806	$10,755

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension Plans
The components of net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$5,990	$5,066	$17,480	$15,160
Interest cost	5,108	4,776	15,774	14,303
Expected return on plan assets	(7,549)	(7,058)	(22,667)	(21,145)
Amortization of prior service cost	217	120	477	360
Recognized net actuarial loss	246	129	544	383
Net periodic benefit cost	$4,012	$3,033	$11,608	$9,061

During the nine months ended September 30, 2008, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2008.  In addition, contributions of $2.5 million were made to the Corporation’s foreign benefit plans during the first nine months of 2008.  Contributions to the foreign plans are expected to be $3.5 million in 2008.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and nine months ended September 30, 2008 and 2007 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$175	$132	$513	$397
Interest cost	429	428	1,333	1,283
Recognized net actuarial gain	(172)	(133)	(431)	(400)
Net periodic benefit cost	$432	$427	$1,415	$1,280

During the nine months ended September 30, 2008, the Corporation has paid $1.6 million on the postretirement plans.  During 2008, the Corporation anticipates contributing $2.0 million to the postretirement plans.

7.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic weighted-average shares outstanding	44,779	44,413	44,672	44,285
Dilutive effect of share-based compensation awards and deferred stock compensation	726	689	697	640
Diluted weighted-average shares outstanding	45,505	45,102	45,369	44,925

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2008, there were 352,000 stock options outstanding that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 as they would have been anti-dilutive for those periods. There were no anti-dilutive shares for the three and nine months ended September 30, 2007.

8.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended September 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$216,231	$153,868	$65,600	$435,699	$	−	$435,699
Intersegment revenues	-	1,571	256	1,827		(1,827)	−
Operating income (expense)	23,149	16,113	13,407	52,669		(4,479)	48,190

	(In thousands) Three Months Ended September 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$190,811	$142,524	$62,933	$396,268	$	−	$396,268
Intersegment revenues	−	48	266	314		(314)	−
Operating income (expense)	18,733	14,756	12,597	46,086		(1,598)	44,488

	(In thousands) Nine Months Ended September 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$653,855	$465,361	$203,326	$1,322,542	$	−	$1,322,542
Intersegment revenues	-	3,364	722	4,086		(4,086)	−
Operating income (expense)	58,407	46,063	41,436	145,906		(7,317)	138,589

	(In thousands) Nine Months Ended September 30, 2007
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$491,702	$412,730	$190,021	$1,094,453	$	−	$1,094,453
Intersegment revenues	−	625	779	1,404		(1,404)	−
Operating income (expense)	38,758	43,626	38,554	120,938		(2,899)	118,039

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other	Consolidated
September 30, 2008	$905,907	$798,286	$242,993	$1,947,186	$80,098	$2,027,284
December 31, 2007	867,075	800,565	234,978	1,902,618	82,942	1,985,560

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative, legal, and other expenses.

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total segment operating income	$52,669	$46,086	$145,906	$120,938
Corporate and other	(4,479)	(1,598)	(7,317)	(2,899)
Other income, net	371	231	1,069	1,581
Interest expense	(6,611)	(7,712)	(21,370)	(18,916)
Earnings before income taxes	$41,950	$37,007	$118,288	$100,704

9.           COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings	$27,523	$25,175	$76,379	$66,069
Equity adjustment from foreign currency translations, net	(31,410)	14,032	(29,905)	28,294
Defined benefit pension and post-retirement plan, net	420	(162)	635	(115)
Total comprehensive income	$(3,467)	$39,045	$47,109	$94,248

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

10.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2007.  The aggregate environmental obligation was $22.1 million at September 30, 2008 and $23.0 million at December 31, 2007.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At September 30, 2008 and December 31, 2007, the Corporation had contingent liabilities on outstanding letters of credit of $45.4 million and $40.0 million, respectively.

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

11.           SUBSEQUENT EVENTS

Mechetronics Ltd.

On October 1, 2008, the Corporation acquired all of the issued and outstanding capital stock of Mechetronics Holding Ltd. and all subsidiaries (“Mechetronics”).  The purchase price of the acquisition, subject to customary adjustments provided for in the Stock Purchase Agreement, was £1.5 million ($2.6 million) in cash and the assumption of certain liabilities.  Under the terms of the Stock Purchase Agreement, the Corporation deposited £0.2 million ($0.4 million) into escrow as security for potential indemnification claims against the seller.  Any amount of the holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification will be paid 14 months after the closing date.  Management funded the acquisition from the Corporation’s available cash.  The business will become a part of the Corporation’s Motion Control segment within the Integrated Sensing division. Revenues of the purchased business were £5.6 million ($11.2 million) for the period ended December 31, 2007.

Mechetronics is a global supplier of solenoids and solenoid valves to original equipment manufacturers (OEMs).  A solenoid is an electromagnetic actuator used as a mechanical switch or integrated with a valve to provide control in pneumatic or hydraulic systems.  The Mechetronics products are used in a variety of applications including business machines, switchgear and vehicle braking systems.

Mechetronics was founded in 1918 and is a leading solenoid supplier in the United Kingdom. Operations are headquartered in a 27,000 square-foot facility in Bishop Auckland, United Kingdom, and include a new production facility opened in Zhuhai, China in 2007.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

VMetro ASA

On October 15, 2008, the Corporation completed a voluntary cash tender offer for all of the issued and outstanding capital stock of VMetro ASA (“VMetro”) (Oslo: VME) at Norwegian Kroner (“NOK”) 12.06 per share.  The purchase price of the acquisition was 289 million NOK ($46.2 million) in cash and the assumption of 162 million NOK ($25.9 million) of net debt.  Management funded the acquisition from the Corporation’s revolving credit facility.  VMetro will become part of the Corporation’s Motion Control segment within the Embedded Computing division.  Revenues of the purchased business were 307 million NOK ($52.5 million) for the period ended December 31, 2007.

Founded in 1986, VMetro is a leading supplier of commercial off-the-shelf (COTS) board and system-level embedded computing products for applications in aerospace, defense, industrial, communication and medical markets.  Key products provide real-time computing capabilities, high-density radar processing, data recording and network storage systems.  Application of these products as components or subsystems enables improved response time and critical protection in server and storage appliances, utility mapping and ground penetrating radar.

VMetro operates globally with its headquarters and principal engineering located in Oslo, Norway.  Additional sales, engineering and distribution networks are established in Sweden, Germany, France, Italy, the United States, United Kingdom, and Singapore.

In September of 2008, the Corporation entered into a zero cost forward collar that provided both a floor and a ceiling to limit the exposure of the cash purchase price for the VMetro acquisition. As a result of this transaction and the significant strengthening of the US dollar that subsequently occurred, the Company realized a net cash savings and reduction in the purchase price of approximately $4 million and $7 million, respectively, from the offer date and recorded a pretax loss of $1.8 million in the third quarter of 2008 in other income (expense), and a pre-tax loss of $1.4 million, which will be recorded in the fourth quarter of 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING STATEMENTS
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," “could,” "anticipates," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

•	the Corporation's successful execution of internal performance plans and performance in accordance with estimates to complete;
•	performance issues with key suppliers, subcontractors, and business partners;
•	the ability to negotiate financing arrangements with lenders;
•	legal proceedings;
•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
•	ability of outside third parties to comply with their commitments;
•	product demand and market acceptance risks;
•	the effect of economic conditions;
•	the impact of competitive products and pricing; product development, commercialization, and technological difficulties;
•	social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses;
•	unanticipated environmental remediation expenses or claims;
•	capacity and supply constraints or difficulties;
•	an inability to perform customer contracts at anticipated cost levels;
•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;
•	contract continuation and future contract awards;
•	U.S. and international military budget constraints and determinations;
•	the other factors discussed under the caption “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K; and
•	other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

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

Therefore, for the three months ended September 30, 2008, our organic growth does not include one month of operating results for Benshaw, Inc. (“Benshaw”) and two months of operating results for IMC Magnetics Corporation (“IMC”), which are considered incremental.  Similarly, our organic growth calculation for the nine months ended September 30, 2008 excludes from operations four months of operating results for Scientech, five months of operating results of VSC, seven months of operating results for Benshaw, and eight months of operating results for IMC.  Additionally, the organic growth calculations for both the three months and nine months ended September 30, 2008 exclude three months and five months, respectively, of our 2007 operating results from our commercial aerospace repair and overhaul business, as noted above, and these amounts are included as a reduction of our incremental results of operations.

Three months ended September 30, 2008

Sales for the third quarter of 2008 totaled $436 million, an increase of 10% from sales of $396 million for the third quarter of 2007.  New orders received for the current quarter of $442 million decreased 35% from new orders of $676 million for the third quarter of 2007.  The decrease is mainly due to the award of $245 million for the reactor coolant pump contracts with China’s State Nuclear Power Technology Corporation and Westinghouse Electric Company for four new AP 1000 reactors in the prior year.  The acquisitions made in 2007 contributed $9 million in incremental new orders received in the third quarter of 2008. Backlog increased 33% to $1,732 million at September 30, 2008 from $1,304 million at December 31, 2007.  Approximately 34% of our backlog is defense-related.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Sales growth for the third quarter of 2008, as compared to the same period last year, was due to solid organic growth of 7% and incremental sales of $11 million as compared to the prior year period.  Our Flow Control, Motion Control, and Metal Treatment segments experienced organic growth of 8%, 8%, and 4%, respectively, compared to the prior year period.

In our base businesses, higher sales to the power generation and defense markets, partially offset by a decrease in our oil and gas market, drove our organic sales growth. Sales to the power generation market increased $19 million, primarily within our Flow Control segment, mainly due to sales of our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  Sales to the defense markets increased $17 million, driven primarily by our Motion Control segment’s sales to the ground and aerospace defense markets which increased by $12 million and $4 million, respectively.  The increased sales to the ground defense market relates primarily to content on the Bradley Fighting Vehicle, driven by the Improved Bradley Acquisition System (“IBAS”) program and the increase in the aerospace defense market relates mainly to integrated sensing products on various programs. Sales to the oil and gas market declined $7 million primarily due to the timing of new order placement, the impact of the recent hurricanes, and general economic conditions. In addition, foreign currency translation had a slightly unfavorable impact on sales for the quarter ended September 30, 2008, as compared to the prior year period.

Operating income for the third quarter of 2008 totaled $48 million, an increase of 8% over operating income for the same period last year of $44 million. Organic operating income increased 11% driven primarily by our Flow Control segment, which experienced organic operating income growth of 30% over the comparable prior year period. Our Motion Control and Metal Treatment segments experienced organic operating income growth of 10% and 6%, respectively, over the comparable prior year period.  Incremental operating losses of $1 million partially offset the organic operating income growth.

Overall operating income margins decreased 10 basis points, from 11.2% to 11.1%, with our base businesses experiencing 11.7% operating income margins, offset slightly by our third quarter 2007 acquisitions, whose operating margins were negatively impacted by amortization expense, which generally runs higher in the earlier years, and a negative inventory adjustment.  In our base businesses, the organic operating income growth is primarily attributable to improved operating performance as we experienced higher sales volume, improved profitability on several long-term contracts, and reduced research and development costs primarily related to the AP1000 design study conducted in 2007 that did not recur in 2008.  These favorable impacts were partially offset by increased general and administrative expenses, which in total were up $14 million, or 28% over the prior year period.  The 2007 acquisitions accounted for $7 million of incremental general and administrative expenses. The base businesses experienced general and administrative cost growth of 12% in the third quarter of 2008, ahead of the organic sales growth of 7%, primarily due to higher labor costs and associated employee benefits in support of our growing infrastructure.  Foreign currency translation favorably impacted operating income by $1 million for the quarter ended September 30, 2008, as compared to the prior year period.

Net earnings for the third quarter of 2008 totaled $28 million, or $0.60 per diluted share, an increase of 9% when compared to the prior year period as the higher operating income noted above was partially offset by $3 million increase in tax expense.  Our effective tax rate for the third quarter of 2008 was 34.4%, as compared to 32.0% during the third quarter of 2007.  The increase in our effective tax rate represents a prior year benefit for enhanced manufacturing deductions that did not recur.  In addition, interest expense decreased $1 million due to lower interest rates, partially offset by a slight increase in our average debt.

Nine months ended September 30, 2008

Sales for the first nine months of 2008 totaled $1,323 million, an increase of 21% from sales of $1,094 million for same period last year.  New orders received for the first nine months of 2008 of $1,769 million were up 23% over the new orders of $1,434 million for the first nine months of 2007.  The increase is mainly due a net $62 million increase in new orders related to the supply of reactor coolant pumps for the AP1000 design. The acquisitions made in 2007 contributed $111 million in incremental new orders received in the first nine months of 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Organic sales growth was 9% for the first nine months of 2008, as compared to the same period last year, with each of our segments contributing to the growth. Our Motion Control, Flow Control, and Metal Treatment segments increased organic sales 10%, 9% and 7%, respectively, in the first nine months of 2008, as compared to the prior year period. Sales for the first nine months of 2008 also benefited from incremental sales of $127 million.

In our base businesses, increased sales to the power generation, defense, oil and gas, and commercial aerospace markets drove our organic sales growth. Sales to the power generation market increased $46 million, primarily within our Flow Control segment, mainly due to sales of our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  Sales to the defense markets increased $33 million, driven primarily by our Motion Control segment’s increased sales to ground and aerospace defense markets of $27 million and $8 million, respectively.  The increased sales to the ground defense market relates primarily to content on the Bradley Fighting Vehicle, driven by the IBAS program, while the increase in sales to the aerospace defense market was experienced across all of our major programs.  Sales to the oil and gas market increased $10 million organically, driven primarily by our Flow Control segment’s traditional valve products, engineering services, and field service work as the oil and gas market continues its increased capital spending.  Sales to the commercial aerospace market increased by $7 million and are driven primarily by our Metal Treatment segment as this segment continues to experience increased demand for its shot peening services.  In addition, foreign currency translation favorably impacted sales by $9 million for the first nine months of 2008, as compared to the prior year period.

Operating income for the first nine months of 2008 totaled $139 million, up 17% over the $118 million of operating income from the same period last year. Overall organic operating income increased 14% over the comparable period driven primarily by our Flow Control segment, which experienced organic operating income growth of 42%.  Our Metal Treatment and Motion Control segments experienced organic operating income growth of 7% and 5%, respectively.  The first nine months of 2008 also benefited from $3 million of incremental operating income.

Overall operating income margins for the first nine months of 2008 declined 30 basis points from 10.8% in the comparable prior year period to 10.5%. Our base businesses experienced 11.3% operating income margins in the first nine months of 2008, while our 2007 acquisitions experienced operating income margins of 3.1% during the same time period.  Operating margins from our 2007 acquisitions were negatively impacted by first year intangible amortization expense, which generally runs higher in the earlier years.  In our base businesses, the organic operating income growth is primarily attributable to improved operating performance as we experienced higher 2008 sales volume and improved profitability on several long-term contracts.  In addition, the 2007 cost overruns on fixed-price development contracts for the U.S. Navy and business consolidation costs in our Flow Control segment that did not recur in 2008.  These favorable impacts were partially offset by increased general and administrative expenses, which in total were up $49 million, or 35% over the prior year period.  The 2007 acquisitions accounted for $32 million of incremental expense, including $8 million of amortization expense. The base businesses experienced an increase of 11% in general and administrative costs during the first nine months of 2008, ahead of organic sales growth of 9%, primarily due to higher labor costs and associated employee benefits in support of our growing infrastructure.  Additionally, foreign currency translation had an unfavorable impact of $2 million on operating income for the first nine months of 2008, as compared to the prior year period.

Net earnings for the first nine months of 2008 totaled $76 million, or $1.68 per diluted share, an increase of 16% as compared to the net earnings for the first nine months of 2007 of $66 million, or $1.47 per diluted share. Interest expense increased $2 million on higher average debt levels partially offset by lower interest rates. Our effective tax rate for the first nine months of 2008 was 35.4% as compared to 34.4% in 2007.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Segment Operating Performance:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2008	2007	%	2008	2007	%
Sales:
Flow Control	$216,231	$190,811	13.3%	$653,855	$491,702	33.0%
Motion Control	153,868	142,524	8.0%	465,361	412,730	12.8%
Metal Treatment	65,600	62,933	4.2%	203,326	190,021	7.0%

Total Sales	$435,699	$396,268	10.0%	$1,322,542	$1,094,453	20.8%

Operating Income:
Flow Control	$23,149	$18,733	23.6%	$58,407	$38,758	50.7%
Motion Control	16,113	14,756	9.2%	46,063	43,626	5.6%
Metal Treatment	13,407	12,597	6.4%	41,436	38,554	7.5%

Total Segments	52,669	46,086	14.3%	145,906	120,938	20.6%
Corporate & Other	(4,479)	(1,598)	180.3%	(7,317)	(2,899)	152.4%

Total Operating Income	$48,190	$44,488	8.3%	$138,589	$118,039	17.4%

Operating Margins:
Flow Control	10.7%	9.8%		8.9%	7.9%
Motion Control	10.5%	10.4%		9.9%	10.6%
Metal Treatment	20.4%	20.0%		20.4%	20.3%
Total Curtiss-Wright	11.1%	11.2%		10.5%	10.8%

Flow Control

Sales for the Corporation’s Flow Control segment increased 13% to $216 million for the third quarter of 2008 from $191 million in the third quarter of 2007, an increase of $25 million.  The increase in sales was driven by strong organic sales growth of 8% and contributions from our 2007 acquisitions of $10 million. The organic sales growth was driven by an increase in sales to the power generation market of $19 million, and general industrial market of $3 million.  These increases were partially offset by a decrease in sales to the oil and gas market of $7 million.  Higher organic sales to the power generation market were mainly driven by sales of $16 million of our next-generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  The remaining increase is due to a large international construction order for our specialty hardware products.  The increase in the general industrial market was mainly due to higher demand for mission-critical motor controls and protection solutions.  The decrease in the oil and gas market was driven primarily by the timing of new order placement, the impact of the recent hurricanes, and general economic conditions on our operations.  Foreign currency translation had a slightly negative impact on the sales for the third quarter of 2008, as compared to the prior year period.

Operating income for the third quarter of 2008 was $23 million, an increase of 24% as compared to $19 million for the same period last year, driven mainly by organic growth of 30%.  Overall operating income margins for this segment increased 90 basis points to 10.7% for the three months ended September 30, 2008.  The increase in the margin is mainly related to enhance operating performance, as we experienced improved profitability on several long-term contracts and a reduction in research and development costs.  Offsetting our organic operating income growth was an inventory adjustment in the third quarter of 2008 at our Benshaw facility, which led to an incremental operating loss of $1 million.  Foreign currency translation had a slightly negative impact on the segment’s operating income in the third quarter of 2008, as compared to the prior year.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Sales for the first nine months of 2008 were $654 million, an increase of 33% over the same period last year of $492 million.  Acquisitions contributed $116 million to this segment’s sales during the first nine months of 2008.  This segment also experienced organic sales growth of 9% in the first nine months of 2008 as compared to the prior year period primarily resulting from higher sales to the power generation market of $42 million and higher sales to the oil and gas market of $8 million.  Partially offsetting these improvements were lower sales to the defense market of $6 million.  Higher organic sales to the power generation market were mainly driven by sales of $43 million for our next generation reactor coolant pumps for the new AP1000 nuclear reactors being constructed in China.  Increased sales to the oil and gas market were driven primarily by increased demand for our traditional valve products, engineering services, and field service work as worldwide refineries increased capital spending and maintenance expenditures.  This was partially offset by a decrease in the sales of our coker valve product primarily due to timing of new order placement, the effects of the recent hurricanes, and general economic conditions.  The lower sales to the defense market were driven primarily by decreased generator and pump sales of $3 million to the U.S. Navy resulting from the wind down of funded contracts for the Virginia-class submarines.  Partially offsetting these declines in the naval defense market in the first nine months of 2008 were higher sales of instrumentation control devices to the U.S. Navy.  Foreign currency translation had a favorable impact of $1 million on this segment’s sales for the first nine months of 2008, as compared to the prior year period.

Operating income for the first nine months of 2008 was $58 million, an increase of 51% as compared to $39 million for the same period last year.  The improvement in the first nine months of 2008 was driven by strong organic operating income growth of 42%.  In addition, acquisitions contributed $3 million in incremental operating income.  Overall operating income margins for this segment increased by 100 basis points to 8.9% for the nine months ended September 30, 2008.  The organic operating income growth was mainly due to better cost performance and improved profitability on several long-term contracts in the oil and gas market.  Additionally, the operating income in the prior year was adversely impacted by cost overruns on fixed priced U.S. Navy development contracts and business consolidation costs associated with integrating our Tapco and Enpro business units, and higher material costs within our oil and gas market.  Foreign currency translation negatively impacted this segment’s operating income in the first nine months of 2008 by $1 million, as compared to the prior year period.

New orders received for the Flow Control segment totaled $204 million in the third quarter of 2008 and $1,030 million for the first nine months of 2008, representing a decrease of 55% and an increase of 33%, respectively, over the same periods in 2007.  The quarter decline was due to AP1000 new orders received in the prior year period that did not recur in the current year period.  The increase in the first nine months of 2008 was largely due to a net $62 million increase in new orders related to the supply of reactor coolant pumps for the AP1000 design.  The 2007 acquisitions contributed $10 million and $100 million in incremental new orders received in the third quarter and first nine months of 2008, respectively, over the prior year periods.  Backlog increased 48% to $1,148 million at September 30, 2008 from $776 million at December 31, 2007.

Motion Control

Sales for our Motion Control segment increased 8% to $154 million in the third quarter of 2008 from $143 million in the third quarter of 2007, an increase of $11 million.  The increase in sales was driven by strong organic growth of 8% and the incremental sales of $1 million.  The organic sales growth was primarily due to higher sales of $12 million and $4 million to the ground and aerospace defense markets, respectively.  This was offset by lower sales to the naval defense and commercial aerospace markets of $2 million each.  Ground defense product sales were driven primarily by higher sales of embedded computing products for tanks and light armored vehicles across the major platforms we serve, including the Bradley Fighting Vehicle and Future Combat Systems (“FCS”).  The increase in sales to the aerospace defense market was primarily driven by increased demand for our engineered systems products on various programs, including the F-16 and F-22.  Lower revenues for the naval defense market resulted from lower sales of embedded computing radar systems.  In addition, the commercial aerospace market has been negatively impacted by the Boeing strike, a delay in the Boeing 787 program, and a realignment of production efforts on the Eclipse program.  Foreign currency translation had a slight favorable impact on sales for the third quarter of 2008, as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Operating income for the third quarter of 2008 grew 9% to $16 million over the prior year period, driven mainly by organic growth of 10%.  Overall operating income margins for this segment increased 10 basis points to 10.5% for the three months ended September 30, 2008.  The slight increase in margin is primarily due to favorable foreign currency translation of $1 million.  Excluding the impact from foreign currency translation, our organic operating margin decreased 20 basis points, due mainly to the impacts from the Boeing strike, the delay in the 787 program, and a delay on the Eclipse program.  In addition, we continue to have downward pressure on margins due to continued development work primarily within our embedded computing group which will impact future sales.

Sales for the first nine months of 2008 increased 13% to $465 million from sales of $413 million during the first nine months of 2007.  The increase in sales was driven by strong organic growth of 10% and incremental sales of $11 million.  The sales growth was driven by higher sales across most of the segment’s major markets.  The majority of the growth was driven by increased sales to the ground and aerospace defense markets of $27 million and $8 million, respectively.  The increase in ground defense sales was due to increased upgrades that are continuing on the Bradley Fighting Vehicle platform.  Sales of our embedded computing products for the new IBAS program added $13 million to the increase, while the remaining increase was due to higher sales of power control and distribution production and spares units, increases on the Stryker platform, the amphibious Expeditionary Fighting Vehicle program, and the TOW Improved Target Acquisition System.  These increases were partially offset by a year to date reduction of sales for the FCS.  The improvement in the aerospace defense market for the year-to-date is due primarily to increased demand on the F-16, F-22, V-22, Global Hawk and various military helicopter programs.  Sales to the commercial aerospace market increased slightly as demand from original equipment aircraft manufacturers on the Boeing 700 series platforms caused increased shipments for our products on the 737, 747, and 777 aircrafts, which was partially offset by the Boeing 787 delay and a realignment of production efforts on the Eclipse program.  Foreign currency translation favorably impacted sales for the first nine months of 2008 by $5 million, as compared to the prior year period.

Operating income for the first nine months of 2008 was $46 million, an increase of 6% over the same period last year of $44 million.  Overall operating income margins for this segment declined by 70 basis points to 9.9% for nine months ended September 30, 2008.  The decrease in the margin was due to unfavorable foreign currency translation of $2 million.  Excluding the impact from foreign currency translation, our organic operating margin increased by 10 basis points.  The higher sales volume noted above led to overall growth in margins, which was offset by unfavorable sales mix and additional work on development and new production programs.  In addition, the Boeing strike, the 787 delay, and the delay on the Eclipse program also had negative impacts on our operating margins for the nine months ended September 30, 2008.  Research and development costs increased $3 million, or 14% as compared to the prior year period due to the support of strategic initiatives, primarily within our embedded computing group.

New orders received for the Motion Control segment totaled $172 million in the third quarter of 2008, an increase of 9% over the same period last year of $158 million, and $536 million for the first nine months of 2008, representing an increase of 14% from 2007 of $469 million.  Contributions of $10 million are attributed to incremental new orders in 2008.  The year-to-date increase was mainly due to significant contract wins within naval and ground defense markets.  Total backlog increased 11% to $582 million at September 30, 2008 from $526 million at December 31, 2007.

Metal Treatment

Sales for our Metal Treatment segment increased 4% to $66 million for the third quarter of 2008 from sales of $63 million in the third quarter of 2007.  The sales growth was predominately organic and driven by increased sales in most of this segment’s major markets, partially offset by a decline in sales to the automotive industry.  Sales to the commercial aerospace and aerospace defense markets each increased $1 million over the prior year.  In the commercial aerospace market, higher European shot peening sales and higher coatings sales, were partially offset by lower North American shot peening sales primarily due to the sale of a shot peening machine in the third quarter of 2007 that did not recur.  The increase in sales to the aerospace defense market was driven by higher demand for our North American shot peening services.  Sales were down for the automotive market by $1 million, primarily in our North American shot

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

peening business, due to the industry’s lower production requirements.  Sales included in the third quarter 2008 from the September acquisition of the Parylene Coating Services (“PCS”) business were insignificant.  Foreign currency translation had a slight unfavorable impact on third quarter 2008 sales, as compared to the prior year period.

Operating income for the third quarter of 2008 increased 6% over the prior year period.  The growth in operating income was mostly organic and due to the increase in sales and favorable product mix. Operating margin increased by 40 basis points to 20.4%, which was due to higher gross margin partially offset by an increase in operating expenses related to the growth of the business. The higher gross margin was driven by increased European shot peening sales, which carry a higher gross margin than this segment’s other products and services, in combination with lower North American shot peening sales.  PCS’s operating income for the quarter was insignificant.  Foreign currency translation had a slight unfavorable impact on operating income for the quarter, as compared to the prior year period.

Sales for the first nine months of 2008 increased 7% to $203 million from sales of $190 million for the first nine months of 2007.  The sales growth was predominately organic and driven by increased sales in all of this segment’s major markets except for the automotive industry.  Sales to the commercial aerospace market increased $5 million over the prior year period, while sales to the general industrial, power generation, and aerospace defense markets increased $4 million, $3 million, and $2 million, respectively.  The increase in sales to the commercial aerospace market was driven by sales of our European shot peening and North American coatings services to OEM’s based on their increased production requirements.  The increase experienced within the general industrial market was driven by European demand for shot peening services and domestic demand of our coating and heat treating services.  Sales to the power generation market were higher than the prior year primarily due to a shot peening development project in that market.  The increase in sales to the aerospace defense market was driven by higher demand for our North American shot peening services.  These sales increases were partially offset by a sales decline of $4 million to the automotive market.  The decline was most prominent in our North American shot peening business as demand was lower due in part to a United Auto Workers strike and to depressed sales in the industry.  Foreign currency translation favorably impacted sales for the first nine months of 2008 by $3 million, as compared to the prior year period.

Operating income for the nine months of 2008 increased 7% to $41 million from $39 million over the prior year period.  The growth in operating income was mostly organic and due primarily to the higher sales volume.  Operating margin increased 10 basis points to 20.4% for the nine months ended September 30, 2008, which was due to a slight improvement in gross margin, partially offset by higher operating expenses.  The improvement in gross margin was the result of favorable sales mix and productivity gains, partially offset by increased labor costs and start up costs related to new shot peening facilities.  The operating expense increase was primarily due to increased labor costs to support the growth of the business.  Foreign currency translation had a $1 million favorable impact on operating income, as compared to the prior year period.

Corporate and Other

Non-segment operating expense increased for the third quarter of 2008 versus the comparable prior year period by $3 million.  The increase in the third quarter was primarily due to higher unallocated medical costs under the Corporation’s self-insured medical insurance plan, higher pension expense associated with the Curtiss-Wright pension plans resulting from higher service and interest costs, and higher foreign exchange losses on a forward contract associated with the VMetro acquisition.  During the third quarter of 2008, we entered into a forward currency transaction to provide downside protection of the cash purchase price for the VMetro acquisition. As a result of this transaction and the significant strengthening of the U.S. dollar that subsequently occurred, we realized a net cash savings and reduction in the purchase price of approximately $4 million and $7 million, respectively, from the offer date and recorded a pretax charge of $2 million in the third quarter of 2008, and a pre-tax charge of $1 million, which will be recorded in the fourth quarter of 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Non-segment operating expense increased for the nine months of 2008 versus the comparable prior year period by $4 million.  Similar to the third quarter of 2008, the non-segment operating expense increase in the first nine months of 2008 was primarily due to higher pension expense and higher unallocated medical costs, as well as higher legal costs.

Interest Expense

Interest expense decreased $1 million for the third quarter and increased $2 million for the first nine months of 2008 versus the comparable prior year periods, respectively. The decrease for the third quarter was due to lower average interest rates partially offset by higher average outstanding debt levels resulting from our acquisitions. The increase for the first nine months was due to higher average outstanding debt partially offset by lower interest rates. Our average outstanding debt increased approximately 3% for the third quarter and 29% for the nine months of 2008, while our average rate of borrowing decreased 90 basis points for the third quarter of 2008 and 70 basis points for the first nine months of 2008, as compared to the comparable prior year periods.

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

Operating Activities

Our working capital was $423 million at September 30, 2008, an increase of $63 million from the working capital at December 31, 2007 of $360 million.  The ratio of current assets to current liabilities was 2.1 to 1.0 at September 30, 2008 versus 1.9 to 1.0 at December 31, 2007.  Cash and cash equivalents totaled $77 million at September 30, 2008, up from $67 million at December 31, 2007.  Days sales outstanding at September 30, 2008 were 55 days as compared to 51 days at December 31, 2007.  Inventory turns were 4.5 for the nine months ended September 30, 2008, as compared to 5.3 at December 31, 2007.

Excluding cash, working capital increased $54 million from December 31, 2007.  Working capital changes were primarily affected by an increase in inventory of $52 million due to build up for future 2008 sales, stocking of new programs, and purchase of long lead materials and a decrease of $35 million in accounts payable and accrued expenses due to lower days payable outstanding and the timing of various accruals.  Offsetting these working capital increases was an increase in deferred revenue of $24 million due primarily to the advance payments related mainly to the domestic AP1000 project.

The company currently generates significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets. Additionally, as a result of the significant and recent decline in the securities markets, the fair value of our pension plan assets has been reduced.  If these losses are not recovered, we may be required to make accelerated contributions to the master trust of the CW and EMD Pension Plans in 2009 and beyond where none existed in 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Investing Activities

Capital expenditures were $71 million in the first nine months of 2008.  Principal capital expenditures included new and replacement machinery and equipment and the expansion of new product lines and facilities within the business segments, specifically the AP1000 program, which accounted for $28 million in the first nine months of 2008.  We expect to make additional capital expenditures of approximately $35 million during the remainder of 2008 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities, primarily related to the AP1000 project.

Financing Activities

During the first nine months of 2008, we used $160 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund investing activities.  The unused credit available under this 2007 Senior Unsecured Revolving Credit Agreement at September 30, 2008 was $211 million.  The 2007 Senior Unsecured Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, 2007 Senior Unsecured Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 4.7% during the third quarter of 2008 and 5.6% for the comparable prior year period.

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

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161) – an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  SFAS No. 161 amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

instruments and hedging activities, but does not change the statement’s scope or accounting.  SFAS No. 161 requires increased qualitative, quantitative, and credit-risk disclosures.  The disclosure will require companies to explain how and why the entity is using the derivative instrument, how the entity is accounting for the instrument, and how the instrument affects the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to clarify that the derivative instruments are subject to SFAS No. 107’s concentration of credit risk disclosures.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  We do not expect the adoption of this statement will have a material impact on the Corporation’s results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other generally accepted accounting principles accepted in the United States. FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not anticipate that the adoption of this FSP will have a material impact on the Corporation’s results of operation or financial condition.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation’s market risk during the nine months ended September 30, 2008.  Information regarding market risk and market risk management policies is more fully described in item “7A. Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s 2007 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2008, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

We or our subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, neither us nor our subsidiaries have been found liable for or paid any material sum of money in settlement in any case.  We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate.  We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 1A.  RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2008.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s 2007 Annual Report on Form 10-K.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three and nine months ended September 30, 2008.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2008 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s 2007 Annual Report on Form 10-K.

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
         Dated: November 6, 2008