Form 10-K
period 2008-12-31
CURTISS WRIGHT CORP
filed 2009-03-02
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
 For the fiscal year ended December 31, 2008
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008, was approximately $2.0 billion.

The number of shares outstanding of each of the Registrant’s classes of Common stock as of January 31, 2009:

Class	Number of shares

Common stock, par value $1 per share	45,211,436

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2009 Annual Meeting of Stockholders to be held on May 8, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statement can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes To Consolidated Financial Statements, and Item 11. Executive Compensation. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

•	the Corporation’s successful execution of internal performance plans and performance in accordance with estimates to complete;

•	performance issues with key suppliers, subcontractors, and business partners;

•	the ability to negotiate financing arrangements with lenders;

•	legal proceedings;

•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation’s operations;

•	ability of outside third parties to comply with their commitments;

•	product demand and market acceptance risks;

•	the effect of economic conditions;

•	the impact of competitive products and pricing, product development, commercialization, and technological difficulties;

•	social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses;

•	unanticipated environmental remediation expenses or claims;

•	capacity and supply constraints or difficulties;

•	an inability to perform customer contracts at anticipated cost levels;

•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;

•	contract continuation and future contract awards;

•	the other factors discussed under the caption “Risk Factors” in Item 1A below;

•	and other factors that generally affect the business of companies operating in the Corporation’s markets and/or industries.

These forward-looking statements speak only as of the date they were made and the Corporation assumes no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. We design and manufacture highly engineered, advanced technologies that perform critical functions in demanding conditions in the defense, energy, commercial aerospace, and general industrial markets, where performance and reliability are essential. Our general industrial markets include high-performance automotive, construction, marine, and simulation and test equipment.

Our core competence is providing advanced technologies with superior reliability for customers operating in harsh environments. In addition to meeting demanding performance requirements, our technologies significantly improve worker safety, minimize environmental impact, and improve operating efficiency. Our products and services include critical-function pumps, valves, motors, generators, and electronics; aircraft flight controls, landing systems, ordnance handling, stabilization and utility actuation; as well as metallurgical enhancement of highly stressed components. We compete globally based on technology and pricing, however, significant engineering expertise is a limiting factor to competition, particularly in the U.S. government market. Our business success is challenged by price pressure, environmental impact, and geopolitical events, such as the global war on terrorism and diplomatic accords. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy for meeting customer demand.

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach, we operate through three segments: Flow Control, Motion Control, and Metal Treatment. Our principal manufacturing facilities are located in the United States in New York, North Carolina, and Pennsylvania, and internationally in Canada and the United Kingdom.

In 2008, we generated $1.8 billion in sales, an increase of 15% over 2007, which is a continuation of our double-digit sales rate growth in recent years. In the five years since 2003, we have attained a cumulative sales increase of 145%, or $1.1 billion, representing a compounded annual growth rate (CAGR) of 20%. This sales growth was achieved primarily through the acquisition of more than 20 businesses, with an aggregate purchase price of approximately $700 million, while producing organic sales growth each year ranging from 6% to 13%. During the same time period, operating income grew at an 17% CAGR, increasing from $89 million in 2003 to $197 million in 2008. We believe our ability to consistently grow operating income during this period of rapid growth illustrates our ability to integrate acquisitions quickly and profitability. We intend to continue to execute our growth strategy which focuses on diversification in complementary markets that demand high performance and highly engineered products and services.

Our strategy, initiated in 2000, was to minimize our dependence on the commercial aerospace market and expand into other key markets. The rebalancing of our business portfolio was the result of focusing growth initiatives in two robust markets: energy and defense. As a result of our growth, we have achieved a balanced business portfolio with revenues generated from defense, energy, commercial aerospace and general industrial markets. While we have diversified our business portfolio, we have also developed a new core competence in electronics technology. We believe our ability to design and develop future generations of advanced electronics systems is a strategic growth area for the high performance platforms in our served markets.

Flow Control

Our Flow Control segment primarily designs, manufactures, and distributes a portfolio of highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, and control electronics. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor critical functions. Our primary markets are naval defense, commercial power generation, oil and gas processing, and general industrial applications. In the naval defense market, we are a global leader in propulsion technologies and a preferred supplier to the U.S. Navy for their aircraft carrier and submarine programs. Government sales, primarily to the U.S. Navy as a subcontractor, comprised 23%, 29%, and 43% of segment sales in 2008, 2007, and 2006, respectively. Revenues derived from the sales of valves during 2008, 2007 and 2006 represented 20%, 22%, and 18%, respectively, of our consolidated revenue.

The Flow Control segment consists of 21 business units managed through five operating divisions: Electro-Mechanical Systems, Valve Systems, Control Systems, Commercial Power and Services, and Oil and Gas Systems. The segment has a global customer base with principal manufacturing operations in the United States, Canada, and the United Kingdom.

Our Electro-Mechanical Systems division produces advanced electro-mechanical solutions for the U.S. Navy, Army, Coast Guard, commercial nuclear power generation, oil and gas processing, and other general industrial markets. The division designs and manufactures advanced critical function pumps, motors, generators, ship propulsors, mechanical seals, control rod drive mechanisms, power conditioning electronics, pulse power supplies, integrated motor-controls, composite materials applications, and protection technologies solutions.

This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-dynamic solutions for its primary customer, the U.S. Nuclear Navy, including main coolant pumps, various other critical-function pumps, extremely power-dense compact motors, main and ship service generators, secondary propulsion systems, and design engineering and testing services. The division has served the U.S. Navy for over 60 years and is a sole source provider for various products. The division also overhauls and provides critical spares for units serving the fleet on operational platforms. Current platforms include the Nimitz and Ford class aircraft carriers, and Virginia, Los Angeles, Seawolf, and Ohio class submarines.

In addition, the division provides propulsion motors and main generators to the non-nuclear U.S. Navy, including the DDG1000 destroyer program. We are strengthening our relationship with the U.S. Navy by participating in the design and development of major subsystems for the U.S. Navy’s Electro-Mechanical Aircraft Launch System (EMALS), Advanced Arresting Gear (AAG) for installation in its future aircraft carrier fleet, and advanced condensate and feed systems designs for the next generation submarine fleet. We expanded our offerings to the military to now include advanced electro-magnetic product development for the U.S. Army as pulsed power technology continues to advance in the military weapons segment.

Electro-Mechanical Systems’ products are also sold to complementary commercial markets, primarily power generation and oil and gas. We have been a supplier to the nuclear power market since its inception more than 50 years ago. We provide reactor coolant pumps, pump seals, and control rod drive mechanisms for commercial nuclear power plants. In 2008, we announced our first domestic new construction contract for three Westinghouse AP1000 power plants to be built in the United States. In 2007, we announced our first award for reactor coolant pumps for for four new AP1000 nuclear power plants to be built in China. Combined, these awards are a significant milestone for both the nuclear power renaissance and the globalization of nuclear power technology. While the nuclear power supply base dwindled considerably during the last two decades due to limited new construction projects, we believe this new ramp up will result in increased competition from other nuclear component suppliers globally. We believe awards will be based on a combination of preferred systems designs, historical performance, and price.

In the oil and gas market, we are utilizing our canned motor and pumping system expertise and partnering with industry leaders to develop advanced systems for offshore recovery, production, and transmission. Current programs encompass sub-sea pumping and power-dense motors for compact, integrated compressor systems. This division has also expanded its offerings to include hazardous waste pumps for the Department of Energy (DOE) and in-line pumps for the hydrocarbon processing industry.

In the general industrial market, this division is a market leader in the design, development, and manufacture of integrated motor-controls and protection technologies solutions for leading original equipment manufacturers (OEMs) and industrial customers. We engineer and manufacture a full range of rugged, reliable, and internationally compliant products that smoothly control the amount of electrical current provided to motors. Custom panel solutions include a variety of low and medium voltage components, such as starters, drives, contactors, breakers, and other related devices. While this is a highly competitive market, our installed base of over 100,000 control units with hundreds of custom designed systems support customers in the industrial heating, ventilation, and air conditioning (HVAC) market, as well as in the energy processing market, including petrochemicals, power generation, mining, and transportation.

Our Valve Systems division produces high-performance specialized valve solutions that control the flow of liquids and gases and prevent over-pressurization of vessels, pipelines, and equipment. This division designs, engineers, and manufactures spring-loaded, pilot-operated pressure-relief valves and solenoid-operated valves, as well as metal-seated industrial gate, butterfly boltless slide, plug, angle, diverter, and ball valves used in standard and advanced applications, including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Because of the critical nature of these applications, our products are highly engineered to meet stringent performance and reliability requirements. In addition, this division provides engineering support, testing, repair, and consulting services globally. Key markets include defense, power generation, oil and gas processing, and general industrial markets.

This division’s valves are utilized in the nuclear propulsion system of every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. Current programs include the Virginia class submarine and Ford class aircraft carriers. In addition, we provide spares and repair work for various submarine classes, such as Los Angeles and Trident, as well as the Nimitz class aircraft carriers. Despite a relatively flat naval defense budget in recent years, growth has been generated in this market through long-standing customer relationships and successful development programs for non-nuclear control valves and flight critical applications aboard the nation’s aircraft carriers. Although there is strong competition for these awards, competition is limited by significant qualifications and performance requirements. In commercial markets, this division provides valves to commercial nuclear power plants, oil and gas refineries, production platforms and pipelines, and general processing industries worldwide. In addition, we are integrating our core hardware technology with engineering software to enhance product selection and inventory management. General industrial products include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic and pneumatic valves, air-driven pumps, gas boosters, and directional control valves used in industrial applications such as truck transmissions and car transport carriers. Competition is based upon quality of technology, price, installed base, and delivery times.

Our Controls Systems division develops, manufactures, tests, and services specialized electronic instrumentation and control equipment which includes instrumentation for primary and secondary controls, steam generator control equipment, valve actuators, and valve and heater controls. This division provides custom designed and commercial-off-the-shelf (COTS) electronic circuit boards and systems to the U.S. Navy. There is strong competition in the COTS market, but competition is limited by significant qualification and performance requirements.

The Controls Systems division also designs and manufactures advanced valve controllers and predictive maintenance systems for the oil and gas and general industrial markets. The division’s products include plant instrumentation, primary and secondary controls, steam generator control equipment, valve actuators, valve and heater controls, calorimetric instrumentation, generic digital signal processor cards, digital and numeric readout meters, response time test instrumentation, reactor plant control equipment, Stress Wave Analysis (SWAN) technology, and COTS power supply units. The division also provides engineering and support services which include embedded system design, shipboard automation and valve networking, microprocessor, field programmable gate array (FPGA), and analog design, system integration, software design and qualification, and factory acceptance testing.

Our Commercial Power and Services division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, nuclear equipment manufacturers, hydroelectric energy producers, the DOE, and the Department of Defense (DoD). This division offers a wide range of critical hardware, including fastening systems, specialized containment doors, airlock hatches, electrical units, bolting solutions, machined products, valves, pumps, and enterprise resource planning, as well as plant process controls, including electrical instrumentation, specialty hardware and proprietary database solutions, aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. In addition, the division provides distribution and servicing of OEM spare parts and valve components, training, on-site services, staff augmentation, and engineering programs relating to nuclear power plants.

As new construction of nuclear power plants continues to ramp up, we anticipate a growing number of new customers and some increased competition. We are already beginning to receive requests for newly designed components for next-generation plants expected to be built, and we are currently providing third-party nuclear-grade certification of other suppliers’ components. Many of the suppliers that participated in the construction of first and second generation nuclear power plants retired their nuclear Quality Assurance (QA) programs and exited the business during the past twenty years. More recently, some suppliers have announced plans to re-establish their nuclear manufacturing and QA programs. As an established provider of these services, these companies represent a new market opportunity for us to provide nuclear QA program start-up, harsh environment qualification, innovative installation technologies, such as HydraNut and PlasmaBond, and inventory management software.

This division has maintained all of the regulatory certifications required to provide and/or qualify value-added representations and certification of nuclear-grade products and are well positioned to benefit from a commercial nuclear renaissance both domestically and internationally. Our continued success will require us to remain competitive and continue to offer excellent performance and quality products. We believe we maintain a competitive advantage by virtue of our breadth of nuclear technology, industry-benchmarked QA programs, large installed base, strategic alliances, resident expertise, and customer recognition of the important nature of our long-term commitment to servicing the unique challenges of the nuclear market.

Our Oil and Gas Systems division designs and manufactures valves and vessel products for the oil and gas refining market. Primary products include coke deheading systems, fluidic catalytic cracking unit (FCCU) components, and web-enabled software for the FCCU process control.

This division is a leader in turnkey coker systems globally, as well as oil production platforms and storage facilities, liquefied natural gas (LNG) terminals and storage facilities, natural gas pipeline operations, and power generation facilities. Our coke deheading system, which includes top and bottom un-heading valves, isolation valves, cutting tools, and valve automation, process control, and protection systems, enable safe coke drums operation during the refining process. Included in this portfolio of products is the DeltaGuard™ coke-drum unheading valve, a revolutionary advancement in coke-drum unheading technology. Our patented technology is remotely operated, therefore inherently safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application.

We also offer a delayed coker operations optimization system featuring process control, interlocks, valve control solutions, batch process data acquisition, interactive operator batch sequence procedures, batch scheduler, batch sequence editor, risk management, asset protection, and predictive maintenance capabilities. In addition, we provide inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems. Competition is mitigated by our superior technical expertise, proven technology and extraordinary service.

Our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and American Society of Mechanical Engineers (ASME) code pressure vessels. In addition, we provide a wide array of field services, including equipment repair, modification or replacement, inspection of valves, controls, pipes and refractory linings, maintenance planning and scheduling for valves or control systems, diagnostic assistance with troubleshooting problems in critical components, and on-site system training. Due to the critical and severe service applications requiring highly engineered solutions, competition is limited to a few major competitors. While we face price competition on most major projects, our large installed base product suite, integrated systems capability, and aftermarket service attracts a significant customer base.

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

DeltaGuard coker unheading valve
Boltless catalyst control slide valves
Butterfly and triple offset butterfly valves
Pilot-operated relief valves
Pressure relief valves
Safety valves
Solenoid, gate, and globe valves
Steam valves

•	Fluidic catalytic cracking equipment

Air grids and cyclones
Risers, headers, and wye sections

•	Engineered process vessels

Cat cracker reactors and regenerator heads
Hydrotreators

•	Advanced valve controls and prognostics technology

Digital valve controller with redundant technology
Signature recognition for fault and leak detection
Integrated valve, automation, safety, and control systems

•	Web-enabled process control software

Power Generation

•	Advanced motors and generators

•	Pumps

Reactor coolant and process

•	Valves

Solenoid, ball, butterfly, check, pressure relief, safety and pilot-operated relief valves, and gate and globe (motor operated, air operated, pneumatically operated)

•	Control rod drive mechanisms

•	Design, fabrication of nuclear facility airlocks, doors, hatches

•	Instrumentation

•	Diagnostic and test equipment

•	Fluid sealing technologies

•	Actuators

Pneumatic and hydraulic

•	Plate heat exchangers

•	Separation technologies

•	Fasteners

•	Advanced bolting technologies

•	Diamond wire concrete cutting

•	Engineering services

•	Equipment qualification, commercial grade dedication

•	Inventory management systems

General Industrial

•	Valves

Directional control and pneumatic

•	Power Control Systems

Integrated motor-control systems
Variable frequency drives
Pump control panels
Low voltage solid state starters
Medium voltage controls
Protective technology solutions

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

Backlog for this segment at December 31, 2008, was $1,102 million, of which 44% will be shipped after one year, compared with $776 million at December 31, 2007. Approximately 50% of this segment’s backlog as of December 31, 2008 is comprised of commercial nuclear orders with Westinghouse Electric Company LLC (“Westinghouse”). Sales to Westinghouse represented approximately 12%, 6%, and 10% of total segment sales in 2008, 2007, and 2006, respectively. Additionally, 22% of this segment’s backlog as of December 31, 2008 is comprised of orders with the U.S. Navy, the majority of which is through a prime contractor, Bechtel Group, Inc. Sales by this segment to Bechtel accounted for 11%, 15%, and 21% of this segment’s total sales in 2008, 2007, and 2006, respectively, or 5%, 7%, and 9% of our consolidated revenue. The loss of these customers would have a material adverse effect on the business of this segment and in total. None of this segment’s business is seasonal. Raw materials are generally available in adequate quantities, although pricing of raw materials is impacted by commodity prices.

Motion Control

Our Motion Control segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical electronic component and control systems, and sensors for the aerospace, defense, and general industrial markets. This segment consists of 22 business units that are organized and managed as three core technology groups: Engineered Systems, Integrated Sensing, and Embedded Computing.

Our Engineered Systems division’s product offerings to the commercial and defense aerospace markets consist of electro-mechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or to operate flaps, slats, and utility systems such as canopies, cargo doors, weapons bay doors, or other moving devices used on aircraft. Aircraft applications include actuators and electronic control systems and sensors for the Boeing 737, 747, 757, 767, 777, and future Boeing 787 civil air transports, Airbus A320, A330, A340, A380, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the F-22 Raptor fighter jet, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Engineered Systems division is also developing flight control actuators and weapons handling systems for the engineering and manufacturing development phase of Lockheed Martin’s F-35 Lightning II Joint Strike Fighter (F-35 JSF) program. The F-35 JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. The division also provides electric motors, rotary sensors, controllers, and smaller electromechanical actuation subsystems for flight, engine, and environmental control applications on various commercial transports, regional aircraft, business aircraft, military aircraft, and spacecraft.

As a related service within the Engineered Systems division, we also provide commercial airlines, the military, and general aviation customers with component overhaul and repair services in support of our manufactured products. These services include the overhaul and repair of hydraulic, mechanical, electro-mechanical, and electronic components, aircraft parts sourcing, and component exchange services for a wide array of aircraft.

In addition, Engineered Systems designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems, and electronic controls for military tracked and wheeled vehicles within the ground defense market as well as for commercial markets utilizing drive technology. These products consist of turret aiming and stabilization, weapons handling systems, suspension systems for armored military vehicles sold to foreign defense equipment manufacturers, fuel control valves for large commercial transport ships, camera head stabilization for the entertainment industry, and a variety of commercial servo valves.

Through its Marine Defense unit, the Engineered Systems division designs and manufactures electro-mechanical and hydro-mechanical systems for landing helicopters aboard naval vessels. The shipboard helicopter handling systems are used by the U.S. Navy, U.S. Coast Guard, and more than ten other navies around the world. The division also designs and builds the elements of the ship’s aircraft storage structures, including telescopic hangars and hangar doors. Specialized handling systems are provided for towing sonar and mine sweep systems for submarines and surface ships.

Engineered Systems products are sold primarily through a domestic sales force and international network of representatives. A direct sales force is utilized with assistance from commissioned agents. Sales to Japan are made through Mitsubishi Trading Corporation, and certain sales to the U.S. Navy are made through the Canadian Commercial Corporation. All other sales are made directly to OEMs, airlines, and government agencies as well as to aircraft and ship builders around the world.

Our Engineered Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for these products is focused on a short list of companies, with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, while prime contractors specialize in integration and final assembly. Price, technical capability, performance, service, investment, and “overall value” are the primary forces of competition together with an ability to offer solutions to perform control and actuation functions on a limited number of new production programs. Our overhaul and repair services are sold in competition with a number of other overhaul and repair providers with a focus on quality, delivery, and price.

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for commercial and defense aerospace and general industrial markets. These products include position, pressure, and temperature sensors, solenoids and solenoid valves, smoke detection sensors, torque sensing, ice detection and protection equipment, air data computers, flight data recorders, joysticks, and electronic signal conditioning and control equipment. We sell this division’s products primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, regional and business aircraft, and on many U.S. and European military aircraft. Air data, flight recorder, and ice detection and protection equipment are supplied to many helicopter applications. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered wheelchairs, process controls, and motorsports.

Competitive discriminators for Integrating Sensing include technical support and product price as well as quality and delivery. For that reason Integrated Sensing products are marketed through facilities in the United Kingdom, Germany and the United States, and manufacturing facilities have now been established in Mexico and China.

In 2008, this division acquired Mechetronics Ltd., a United Kingdom supplier of solenoids and solenoid valves for global general industrial markets. A solenoid is an electromagnetic actuator used as a mechanical switch or integrated with a valve to provide control in pneumatic or hydraulic systems. Mechetronics products are supplied to OEMs and are used in a variety of applications including business machines, switchgear and vehicle braking systems. Originally founded in 1918, today Mechetronics is a leading industrial solenoid supplier with headquarters in Bishop Auckland, United Kingdom, and a new production facility in Zhuhai, China which opened in 2007. Mechetronics employs 72 people.

Our Embedded Computing division designs, develops, and manufactures rugged embedded computing board-level modules and integrated subsystems primarily for the aerospace and ground defense markets. Using standard, commercially available electronics technologies, coupled with application domain specific knowledge, this division offers COTS hardware and software modules based on open industry standards. Our advanced subsystems are integrated using our standard modules and custom modules based on in-house intellectual property content as well as third-party technology. We also offer a broad array of support services that include life-cycle management, technical support, training, and custom engineering of modules and fully integrated subsystems. Our Embedded Computing division is considered one of the industry’s most comprehensive and experienced single sources for processing, data communications, digital signal processing, video and graphics, recording and storage, analog acquisition and reconstruction, radar, and integrated subsystems. Our COTS modules and integrated subsystems are designed to perform reliably in harsh conditions where space, weight, and power constraints are critical. Our rugged products excel in extreme temperatures and environments, enduring high shock and vibration, as well as in commercial environments for use in laboratory and benign environment applications.

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

Army’s modernization and transformation efforts. This division also provides the mission management, flight control computers, and the sensor management units for advanced aerospace platforms including Global Hawk, the U.S. Air Force’s high-altitude and high-endurance unmanned aerial vehicle.

Embedded Computing’s modules are used in numerous active programs today, including the Improved Bradley Acquisition System and the Improved Tow Acquisition System. The modules feature the highest performance commercial processors on open standard board architectures. The division has taken a leadership position in the drafting and definition of the newest embedded standards, which are designed to address the more demanding performance and data bandwidth requirements of emerging applications. Embedded Computing is frequently the first embedded COTS vendor to announce forthcoming boards and systems based on these new architectures. Embedded Computing has been selected to supply technology for some of the most advanced future military platforms including the F-22, F-35 JSF, P-8 Poseidon, and Future Combat System.

This division’s products are manufactured at its operations located in North America and the United Kingdom. Our products are sold primarily to prime contractors and subsystem suppliers located primarily in the United States, United Kingdom, and Canada, both directly and through a network of independent sales representatives. In recent years, competition in the embedded electronic systems market has migrated away from traditional board competitors toward fully integrated subsystem and system providers selling to prime and second-tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery time to market.

In 2008, this division enhanced its portfolio of high-performance embedded computing products with the acquisition of VMETRO ASA. Founded in 1986, VMETRO is a leading supplier of COTS board- and system-level embedded computing products for applications in aerospace, defense, and industrial markets. Key products provide real-time computing capabilities, high-density radar processing, data recording, and network storage systems. Application of these products as components or subsystems enables improved response time and critical protection in server and storage appliances, utility mapping, and ground penetrating radar. VMETRO operates globally with headquarters and principal engineering in Oslo, Norway. Additional sales, engineering and distribution networks are established in the United States, Europe, and Asia. VMETRO employs approximately 200 people.

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
Position Sensors

•	Helicopters

Rotor Ice Protection Systems

•	Repair & Overhaul Services

Component overhaul and logistics support services

Defense Aerospace

•	Transport and fighter aircraft

Weapons bay door actuation systems
Secondary flight control actuation
Rotary actuation for environmental control systems
Weapons handling systems

•	Helicopters

Radar warning systems
Acoustic processing systems
Flight data recorders
Air data computers
Position Sensors

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

Naval Defense

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
Joysticks
Sensors

Sales by our Motion Control segment to its largest customer in 2008, 2007, and 2006 accounted for 10% of Motion Control revenue and 4% of our consolidated revenue for each year. The loss of this customer would have a material adverse effect on Motion Control. Direct and end use sales of this segment to government agencies, primarily the U.S. Government, in 2008, 2007, and 2006, accounted for 66%, 62%, and 63%, respectively, of total Motion Control sales. Although the loss of this business would also have a material adverse affect on Motion Control, no single prime contractor to the U.S. Government to which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for our Motion Control segment at December 31, 2008, was $575 million, of which 64% is expected to be shipped after one year, compared with $526 million at December 31, 2007. None of the businesses of our Motion Control segment is seasonal. Raw materials are generally available in adequate quantities from a number of suppliers. However, we utilize sole source suppliers in this segment. Thus, the failure and/or inability of a sole source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

Our Metal Treatment segment provides various metallurgical processes that are used primarily to improve the service life, strength, and durability of highly stressed, critical-function metal parts. Metal Treatment provides these services to a broad spectrum of customers in commercial and defense aerospace, oil and gas, power generation, and general industrial markets, including automotive/transportation, construction equipment, and metal working.

This segment consists of several business units that are organized into three principal services that the segment offers which include peening, specialty coatings, and heat treating.

Shot peening is a process by which the durability of metal parts is enhanced by the bombardment of the part’s surface with spherical media, such as steel shot or ceramic or glass beads, to compress the outer layer of the metal. In addition, shot peen forming enables metal panels to be shaped with aerodynamic curvatures that are assembled as wing skins of commercial and military aircraft. Revenue of shot peening services in 2008, 2007, and 2006 accounted for 8%, 9%, and 10%, respectively, of our consolidated revenues.

Laser peening is an advanced metal surface treatment process that utilizes a unique high energy laser developed by the Lawrence Livermore National Laboratory. The laser peening process is being used in production to extend the life of critical industrial and flight turbine engine components. Laser peening is also utilized to form the wing skins of the Boeing 747-8 aircraft in an on-site facility within the Boeing Frederickson, Washington complex. Future applications include high value, extreme service components in aircraft structures, oil and gas, medical implant, and marine applications. We retain the exclusive worldwide rights to the intellectual property necessary for the use of this laser architecture on laser peening of commercial products. Currently, the patents associated with the laser peening technology are not material to our operations. However, we believe that this technology has significant potential and, thus, these patents may become material to our future operations.

Specialty coatings primarily consist of the application of solid film lubricant coatings, which are designed to enhance the performance of metal components used in high-stress applications for a broad range of industries. We apply our coatings by air spray or by a dipping and spinning process for bulk applications. We have diversified this service with the acquisition of new capabilities, such as the ability to manufacture our own bulk coatings, and new international facilities in Canada and United Kingdom.

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

In 2008, we acquired Parylene Coating Services (“PCS”) which further expands our coating services business into the growing medical market. PCS utilizes a vapor deposition process to apply parylene coatings to medical devices, including coronary artery stents, rubber/silicone seals and wire forming mandrels used in the manufacture of catheters. The conformal coating provides lubricity; resistance to solvents, radiation and bacteria; and is also biocompatible. In addition to medical applications, parylene coatings are uniquely suited for use in niche electronic, oil and gas, and general industrial applications. PCS’s facility in Katy, Texas is ISO 9001 registered and has 18 employees.

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

Highly stressed metal components susceptible to fatigue
Welded components subject to distortion
Architectural structures
Engine and transmission components

•	Heat Treating

Miscellaneous engine, transmission and structural components
Miscellaneous aluminum and steel components

•	Coatings

Fasteners
Brake and suspension components
Sliding components
Miscellaneous components subject to corrosion and sliding wear

Defense

•	Shot Peening

Helicopter and fighter aircraft structural and turbine engine components

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 65 facilities located in the United States, Canada, United Kingdom, France, Germany, Sweden, Belgium, Italy, Spain, Austria, and China. Our Metal Treatment services are marketed directly by our employees. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, we believe that our technical knowledge and quality of workmanship provide a competitive advantage. We compete in this segment on the basis of quality, service, and price.

The business of this segment is not seasonal. Raw materials are generally available in adequate quantities from a number of suppliers, and we are not materially dependent upon any single source of supply in this segment. We have no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. Our largest customer in this segment accounted for 9% of Metal Treatment sales during 2008, 2007, and 2006. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on our Metal Treatment segment.

The backlog of Metal Treatment was $2 million as of December 31, 2008 and 2007, all of which is expected to be recognized in the first quarter of 2009. Due to the nature of our metal treatment services, we operate with a very limited backlog of orders and services that are provided primarily on new manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 16 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2008, 2007, and 2006, our foreign operations generated 57%, 42%, and 37%, respectively, of our pre-tax earnings. We do not regard the risks associated with these foreign operations to be materially greater than those applicable to our U.S. businesses.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 36%, 38%, and 45% of consolidated revenue during 2008, 2007, and 2006, respectively. U.S.

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

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue has been recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Corporation-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $32 million, $45 million, and $36 million, in 2008, 2007, and 2006, respectively, and were attributed to customers within our Flow Control and Motion Control segments. Research and development expenses incurred by us amounted to $50 million in 2008 as compared with $48 million in 2007 and $39 million in 2006.

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

At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain current and former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

Information concerning our specific environmental liabilities is described in Notes 1.N and 13 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Executive Officers

Martin R. Benante, age 56, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000. He has been a Director of the Corporation since 1999.

Edward Bloom, age 67, has served as Vice President of the Corporation and President of Metal Improvement Company, LLC since June 2002.

David J. Linton, age 53, has served as Co-Chief Operating Officer of the Corporation since November 2008 and President of Curtiss-Wright Flow Control Corporation since May 2004; prior to his promotion to Co-Chief Operating Officer served as Vice President of the Corporation from May 2004, Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2002; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 54, has served as Co-Chief Operating Officer since November 2008 and prior to his promotion served as Vice President of the Corporation from November 2005 and President of Curtiss-Wright Controls from June, 2005 Senior Vice President, Electronic Systems of Curtiss-Wright Controls from February 2004 to June 2005; Group Vice President, Integrated Sensing from April 2002 to February 2004.

Glenn E. Tynan, age 50, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002.

Michael J. Denton, age 53, has served as Vice President, Secretary, and General Counsel of the Corporation since August 2001.

Glenn Coleman, age 41, has served as Vice President and Corporate Controller of the Corporation since May 2008. Prior to his appointment, Mr. Coleman spent the past 10 years with Alcatel Lucent (formerly Lucent Technologies) in various positions, including Finance Vice President, Wireless Business Group from June 2007 to December 2007 and Finance Vice President, Americas Controller from January 2002 to May 2007.

Harry Jakubowitz, age 56, has served as Vice President of the Corporation since May 2007 and as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005.

Employees

At the end of 2008 we had approximately 8,000 employees, 9% of which are represented by labor unions and covered by collective bargaining agreements.

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

In 2008, approximately 36% of our revenues were derived from or related to defense programs, with approximately 16% attributable to U.S. Navy procurements. U.S. defense spending has historically been cyclical, and defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending on the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

A significant reduction in the purchase of our products by the U.S. government would have a material adverse effect on our business. The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, in which the U.S. government may:

•	terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds become unavailable; and

•	shift its spending priorities.

In addition, as a defense business, we are subject to risks in connection with government contracts, including without limitation:

•	the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed price contracts;

•	our contracts are for varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration;

•	cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase; and

•	the failure of a prime contractor customer to perform on a contract.

Our business could be adversely affected by a negative audit by the U.S. Government.

We operate in a highly regulated environment and have been, and expect to continue to be, routinely audited by the U.S. Government and others. On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions and to assess compliance with all applicable government regulations. Negative audit findings could result in termination of a contract, forfeiture of profits, or suspension of payments. From time to time we are subject to U.S. Government investigations relating to our operations. Government contractors that are found to have violated the law, such as the False Claims Act or the Arms Export Control Act, or are indicted or convicted for violations of other federal laws, or are found not to have acted responsibly as defined by the law, may be subject to significant fines. Such convictions could also result in suspension or debarment from government contracting for some period of time. Given our dependence on government contracting, suspension or debarment could have a material adverse effect on our business.

Failure to comply with certain U.S. Government sourcing requirements may adversely affect our cash flow.

We, like others in the defense industry, are aware of a potential problem presented by strict compliance with the Defense Federal Acquisition Regulation Supplement preference for enumerated specialty metals sourced domestically or from certain foreign countries. Subcontractors and lower-tier suppliers may make disclosures indicating inability to comply with the rule as written, particularly for low-value parts such as washers, screws, nuts, bolts, resistors, and capacitors. Subject to limitations, inability to certify that all enumerated specialty metals in a product comply with sourcing requirements can lead to U.S. Government customers withholding a portion of a payment on delivery or may prevent delivery altogether of material and products critical to national defense.

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

Future terror attacks, war, natural disasters, or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning and disaster recovery plans, terrorist attacks, war, natural disasters, such as hurricanes, floods, tornados, or other events such as strikes by a significant customer’s or supplier’s workforce could adversely impact demand for or supply of our products and could also cause disruption to our facilities or systems which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as but not limited to hurricanes, floods, and tornados. For example, Hurricanes Ike and Gustav in 2008 caused disruption to the oil and gas market for our products and services. Similarly, the terrorist attacks of September 11, 2001 and subsequent terrorist attacks worldwide caused decreased demand in the commercial aerospace market for our products and commercial overhaul and repair services. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our customers’ products could adversely affect our operating results and financial position.

The success of our growth strategy is dependent upon our ability to complete acquisitions and integrate acquired businesses.

Our strategy includes growth through acquisitions. As a result, our future growth depends in large part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our growth strategy may not be successful. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired company, the potential loss of key employees of the acquired company, and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems. Once integrated, acquired operations may not achieve levels of revenue, profitability, or productivity comparable to those of our existing operations or may otherwise not perform as we expected. We may fail to discover liabilities relating to a pending acquisition during the due diligence investigation, liabilities for which we, as the successor owner, might be responsible. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount, or duration, and may not fully cover the liabilities for which they were intended. If indemnities or warranties are limited, the liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

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

At December 31, 2008, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government and commercial contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are generally absorbed by us. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost-reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

We operate in highly competitive markets.

We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are product quality, performance, price, design and engineering capabilities, service, contractual terms, previous installation history, technical expertise, investment “overall value”, and timeliness of delivery. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial condition, and results of operations could be materially and adversely impacted.

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

During 2008, approximately 27% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

As of December 31, 2008, we had $517 million of debt outstanding, of which $513 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes and principal payable at a variable rate of interest under our revolving line of credit. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 9% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

Substantial defaults by our customers related to accounts receivable or the loss of significant customers could have a significant negative impact on our business, results of operations, financial condition or liquidity.

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

Our manufacturing processes for our products often consist of the assembly of purchased components that are generally available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted. In addition, if our suppliers are unable to keep up with our demand for purchased components and we are unable to locate additional sources of supply, our operating results could be adversely impacted.

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

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical cost inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

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

Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2008, we had 170 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, we owned 45 locations and leased the remaining 125 facilities.

Our principal physical properties as of December 31, 2008, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)

Cheswick, Pennsylvania	Manufacturing	Flow Control	688,000

East Farmingdale, New York (2)	Manufacturing	Flow Control	270,000

Mississauga, Ontario, Canada	Manufacturing	Motion Control	220,000

Chester, Wales United Kingdom	Metal Treatment Services – Shot Peening and Wing Forming	Metal Treatment	200,000

Shelby, North Carolina	Manufacturing	Motion Control	168,000

The aggregate remaining properties leased and owned, by each business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)

Metal Treatment	Metal treatment service and other facilities and administrative offices	919,000	961,000
Motion Control	Manufacturing, aerospace component overhaul, engineering, and other facilities	139,000	951,000
Flow Control	Manufacturing, engineering, and other facilities	408,000	1,030,000

(1)	Sizes are approximate. Unless otherwise indicated, all owned properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

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

We have been named in approximately 148 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 103 and 110 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases of Securities.

MARKET INFORMATION

Our Common stock is listed and traded on the New York Stock Exchange under the symbol CW.

Stock Price Range	2008		2007

	High	Low	High	Low

Common
First Quarter	$50.16	$37.65	$40.44	$32.79
Second Quarter	52.96	41.30	48.46	37.77
Third Quarter	56.07	41.62	50.26	42.55
Fourth Quarter	45.37	24.80	56.79	47.15

We had approximately 6,200 registered shareholders of Common stock, $1.00 par value, as of January 31, 2009.

DIVIDENDS

In the third quarter of 2007, we increased our quarterly dividend payment to $0.08 per share, a 33% increase over the prior dividend of $0.06 per share and the fourth increase in the dividend since 2000.

	2008	2007

Common
First Quarter	$0.08	$0.06
Second Quarter	0.08	0.06
Third Quarter	0.08	0.08
Fourth Quarter	0.08	0.08

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2008, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of options remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	3,726,573(a)	$30.50	3,518,825(b)

Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)

Consists of 3,525,345 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Omnibus Long-Term Incentive Plan and the 1995 Long-Term Incentive Plan, 139,151 shares issuable under the Employee Stock Purchase Plan, and 62,077 shares outstanding under the 2005 Stock Plan for Non-Employee Directors and the 1996 Stock Plan for Non-Employee Directors.

(b)

Consists of 2,250,942 shares available for future option grants under the 2005 Omnibus Long-Term Incentive Plan, 1,199,811 shares remaining available for issuance under the Employee Stock Purchase Plan, and 68,072 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

Item 6. Selected Financial Data.

The data presented in the following table is derived from the audited financial statements.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2008	2007	2006	2005	2004

Net sales	$1,830,140	$1,592,124	$1,282,155	$1,130,928	$955,039
Net earnings	109,390	104,328	80,569	75,280	65,066
Total assets	2,042,030	1,985,560	1,592,156	1,400,285	1,278,440
Long-term debt	513,460	$510,981	359,000	364,017	340,860
Basic earnings per share	$2.45	$2.35	$1.84	$1.74	$1.53
Diluted earnings per share	$2.41	$2.32	$1.82	$1.72	$1.51
Cash dividends per share	$0.32	$0.28	$0.24	$0.20	$0.18

All per share amounts have been adjusted to reflect our 2-for-1 stock split on April 21, 2006.

See notes to the consolidated financial statements for additional financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are “incremental” for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.” Additionally, on May 9, 2008, we sold our commercial aerospace repair and overhaul business located in Miami, Florida. The results of operations for this business have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Therefore, for the year ended December 31, 2008, our organic growth calculation does not include the operating results related to our 2008 acquisitions: Parylene Coatings, Mechetronics, and VMETRO. Similarly, our organic growth calculation for the year ended December 31, 2008 excludes a portion of our 2007 acquisitions, including four months of operating results for Scientech, five months of operating results of Valve Systems and Controls, seven months of operating results of Benshaw Inc., and eight months of operating results of IMC Magnetics. Additionally, the organic growth calculations exclude five months of our 2007 operating results from our commercial aerospace repair and overhaul business, as noted above, and these amounts are included as a reduction of our incremental results of operations.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, see Item 1 Business Description above. The following charts represent our sales by market for 2008 and 2007:

Market Analysis and Economic Factors

In 2008, Curtiss-Wright generated strong financial performance due to continuing demand for our advanced products, improved operating performance, and the diversification of our core markets: defense, energy, commercial aerospace, and general industry. Despite the macro-economic impacts of a significant U.S. financial market decline as well as a volatile energy market that substantially impacted global demand, Curtiss-Wright produced healthy sales and profit growth due to the contributions from each of its three segments and its highly diversified product portfolio.

Our organic sales growth was balanced between defense and commercial market growth, including solid performances in each of our segments, as well as contributions from our 2007 acquisitions. In particular, we experienced robust organic growth in our power generation market of nearly 50%. This growth was partially offset by lower growth in commercial aerospace and lower sales in our automotive and oil and gas markets. Overall, our commercial markets provided 8% organic growth and 20% total growth, including incremental revenues from our 2007 acquisitions.

Our defense markets were equally strong in 2008, providing 6% organic growth, driven by our aerospace and ground programs with 13% and 23%, respectively, while our naval market was essentially flat, primarily due to timing of the shipbuilding procurement cycle. Our growth was driven by a combination of ongoing programs, developmental programs, and current force repair and upgrades. In our naval market, ongoing production programs provide a long-term revenue base. In addition, we increased our non-nuclear content on the next-generation DDG1000 destroyer, and we have been awarded funding for additional research and development programs. In aerospace, we benefited from solid positions on nearly every U.S. fighter jet program, as well as increased content on helicopters and unmanned aerial vehicles. Ground defense growth was fueled primarily by increased need for upgrades and new technology in support of our troops stationed around the world. There are indications this spending will continue in the near-term as worn equipment is being refurbished and replaced and next-generation programs are entering full production.

Economic Factors Impacting Our Markets

Looking forward, we believe that our commercial markets will experience pressure from a global economic downturn, but our unique and highly engineered products, which are typically provided through long-term programs, will continue to be in demand. U.S. defense spending levels are expected to continue to grow moderately, as evidenced by the Fiscal Year 2010 budget proposal submitted in February which requests a 4% increase. We expect the commercial aerospace market to remain stable in the near-term, despite announced delays in new program deliveries, due to the long-term goal for more fuel efficient designs, a globally balanced order backlog, and the improved health of legacy U.S. airlines. We expect continued demand in our energy markets, fueled by global nuclear power construction, as well as the focus on resource independence and environmental issues.

General Economy

Many of our industrial businesses are driven in large part by global economic growth, especially in the United States. In 2008, the U.S. economy, as measured by real gross domestic product (GDP), began to decline in the second half of the year reflecting the onset of an economic recession sparked by continued declines in the housing market, a massive downward correction in the financial markets, and dramatic swings in energy prices. As a stabilizing mechanism, Congress enacted the Treasury Department’s Troubled Asset Relief Program (TARP) in late September as a $700 billion fund to provide limited liquidity to the market as well as stabilize interest rates and mitigate inflation risk. Despite the government intervention, considerable softness in the 2009 economic outlook remains, because of the severely restricted access to capital, volatile energy prices which impact airline industry operational flexibility and energy capital spending projects, and a decline in industrial production and capacity utilization rates. While our commercial businesses will experience significant challenges in the upcoming year, we believe the strong position of our defense programs, substantial backlog for our commercial nuclear power solutions and healthy demand for commercial aircraft deliveries in the near-term should generate stable, profitable returns.

Defense

Approximately 36% of our business is in the military sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the U.S. Department of Defense (DoD) budgets and funding levels. In 2008, U.S. military spending levels, as measured by the U.S. DoD funding, provided solid growth. The U.S. defense budget, a leading indicator of our defense market, grew approximately 11% in 2008, including supplemental spending of approximately $170 billion. We have a well-diversified portfolio of products and services that supply all branches of the U.S. military and also participate in several foreign military programs, although they do not represent a significant portion of our military business.

We are well positioned on many high performance defense platforms including: aircraft carriers, submarines, destroyers, and F-18 Hornet for the U.S. Navy; the U.S. Coast Guard Deepwater program; the F-16 Falcon, F-22

Raptor, V-22 Osprey, and Unmanned Aerial Vehicle programs, such as the Global Hawk, for the U.S. Air Force; and the UH-60 Black Hawk, AH-64 Apache, and CH-47 Chinook helicopters, the Abrams Tank, the Bradley Fighting Vehicle, and the Stryker for the U.S. Army. We also provide a variety of products to non-U.S. military programs in Europe, the Asia Pacific region, the Middle East, South America, and Canada. In addition, we are involved in many of the future military systems that are currently in development, such as the F-35 JSF, P-8 Poseidon, the Expeditionary Fighting Vehicle, the Future Combat System, the CVN aircraft carrier shipboard aircraft launching and arresting systems, the Electromagnetic (EM) Gun program, and a next-generation advanced motor.

The Fiscal Year 2009 Defense bill continued on the path toward funding two Virginia class submarines per year by 2011. In addition, the U.S. Navy awarded General Dynamics Electric Boat a $14 billion contract for the construction of eight Virginia-class submarines, reaffirming its commitment to provide stability to the submarine program, its workforce, and supplier base for the next decade after achieving significant cost and construction schedule reductions. This increase resulted in an initial $114 million in orders for Curtiss-Wright from the U.S. Navy and should generate a long-term revenue stream.

Building on the 2008 Defense bill requirement that all future U.S. Navy surface combatant ships be nuclear powered, the 2009 Defense Authorization added amphibious ships to the list of future ship classes which must be nuclear powered, unless the U.S. Navy determines building additional nuclear ships is not feasible. While we do not expect funding for nuclear powered surface ships in any near-term budgets, this new requirement sustains a viable option which could ultimately lead to an increase in nuclear-powered ships. Support for this provision stemmed from anticipated fuel cost efficiency and enhanced mobility due to reduced requirements for refueling, as well as improvement in design efficiency and safety due to lower signature visibility. As a preferred supplier to the U.S. Navy of nuclear propulsion equipment, additional nuclear-powered ships could have a favorable impact on our business. However, the timing and financial impact remain uncertain.

In defense aerospace, F-22 funding continues on a limited basis, but the new administration will make a definitive decision on future production. We anticipate incremental funding on programs such as the F-35, Global Hawk, and P-8 as they transition from development to production programs, as well as strong demand for helicopters, such as the Black Hawk, Seahawk, and Night Hawks, which continue to be in high utilization in both Iraq and Afghanistan.

There are now indications that the new Administration is looking carefully at defense spending and is considering future reductions to address growing deficits. In the near-term, however, the global war on terror, emerging security challenges around the globe, and the need to replace worn-out equipment make precipitous reductions unlikely. While DoD funding fluctuates year-by-year and program-by-program, the primary risk facing us would be the termination of a nuclear program, such as the aircraft carrier or submarine. Although we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets.

Commercial Aerospace

Approximately 14% of our revenue is derived from the global commercial aerospace market. Our primary focus in this market is Original Equipment Manufacturer (OEM) products and services for commercial jets. However, we have expanded into the regional and business jet sectors with new content on the Cessna, Embraer, and Learjet platforms, and we are providing increasing content to commercial helicopters. Our Motion Control segment primarily provides flight control and utility actuation systems, sensors, and other electronics to Boeing as well as electronic products to Airbus. Our Metal Treatment segment forms all of the wing skins for Airbus aircraft and also services highly stressed components on turbine engines, landing gear, and aircraft structures. Demand for our commercial aerospace products and services is primarily driven by increased customer production levels, including new platforms for both Boeing and Airbus, increased demand for Sikorsky helicopters, and our successful introduction of new products for existing programs.

Our commercial aerospace business is expected to remain stable in 2009 as we are well positioned on all of the commercial aerospace platforms in production and development. The largest driver of our commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data reported a 44% decline in 2008 in commercial aircraft sales, primarily due to the significant volume of orders already in backlog. Global airline traffic is another indicator for long-term growth in the commercial aerospace industry, and economic growth is one of the primary drivers of global airline traffic demand. Economic growth slowed in 2008 due to the burgeoning financial crisis, and global traffic in particular softened in 2008 due to a dramatic rise in fuel prices during the first half of the year. While energy prices began to recede late in the year, escalation of the financial crisis and its impact on the global economy will likely result in slower traffic in 2009 as well. However, we expect to see solid orders in 2009, led by our strong positions on commercial jet programs and the significant backlogs for the production of new aircraft. In addition, our diversification into business, regional, and helicopter markets should provide expanded opportunities in our aerospace business.

Oil and Gas

Approximately 18% of our revenue is derived from the oil and gas market. We provide critical-function valves, process vessels, and control electronics to this market through our Flow Control segment as well as metal treatment services on highly stressed metal components. Our significant portfolio of advanced technologies for this market includes integrated systems technologies developed for secondary refining processes such as delayed coking, catalytic cracking, and hydrotreating, as well as a large portfolio of safety-related valve technologies and digital process control electronics, which provide protection throughout the entire refinery, as well as in petrochemical and other processing plants.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations. Refiner profitability and global crude oil prices in general will impact their capital spending levels. In 2008, refining margins were negatively impacted by a dramatic rise in oil costs, which was not offset by slower rising costs for gasoline. While oil prices later plummeted, it was primarily due to a significant global economic recession which in turn slowed demand for energy.

The dramatic shift in oil prices in 2008 and the anticipated near term impact on exploration, production, and refining markets, suggest weaker demand in these markets in 2009. However, we believe a base level of maintenance capital spending will result in continued demand for our products, in particular for our pressure-relief valve technologies and field services, as refineries opportunistically service or upgrade equipment which has been operating at full capacity in recent years. Additionally, globally environmental concerns will drive incremental spending to comply with more stringent emissions standards. Finally, as global dependence on natural resources persists, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities to provide our flow control products to meet these challenges. While we temper our outlook for the oil and gas market based on a number of current market and geopolitical events, we take a long term view that energy and energy production, transmission, and consumption will continue to provide a foundation of economic strength domestically.

Power Generation

Approximately 17% of our revenues are derived from the commercial nuclear power market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, and bolting solutions through our Flow Control segment. In addition, we are one of a small number of companies which provides N-stamp quality assurance certification necessary for supplying nuclear plant equipment. Many of the companies that originally participated in the nuclear power plant construction market years ago have since exited this market.

Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the 104 operating U.S. nuclsear power plants have applied for or will be applying for plant life extensions, as they reach the end of their current 40-year operating lives. As of December 31, 2008, approximately 51 plants have received plant life extensions, applications from 17 additional plants have been submitted and are pending approval, and letters of intent to apply have been submitted from 31 more plants with expected application submittal dates from December 2008 through August 2013.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in commercial nuclear power demand over the next several years. Continued growth in global demand for electricity, especially in developing countries with limited supply, will require increased capacity. The Nuclear Energy Institute forecasts that electricity demand will increase by 1% annually through 2030. In order to meet this projected demand the Department of Energy estimates that the United States must increase electricity production by 25%, which is the equivalent of adding approximately 260 new 1,000 megawatt power plants. Nuclear power is the most economical source for generating electricity. Instability in the world petroleum markets, where we have seen unprecedented high oil prices, have fostered support for seeking alternative, economical fuel sources globally. There is also increased attention to environmental issues, and nuclear power has proven to have minimal impact on the environment as compared to the majority of current sources. Finally, the U.S. has indicated that it wants to decrease its dependence on foreign oil imports, which accounts for more than half its current supply.

The continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a reassessment of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities both domestically and internationally. Domestically, plant life extensions are ongoing and applications for approximately 30 new power plants have been submitted to the Nuclear Regulatory Commission (NRC). Thus far, the Westinghouse AP1000 reactor design has been selected for 14 of the potential new reactors. Our Flow Control segment has significant content on the AP1000 reactor, the only Generation III+ advanced design certified by the Nuclear Regulatory Commission. In May, we were awarded a contract to provide reactor coolant pumps (RCPs) for three AP1000 power plants to be built in the United States.

Internationally, new nuclear plant construction is active. Currently there are approximately 40 new reactors under construction, 100 more planned, and another 270 proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. In September 2007, we were awarded contracts with Westinghouse Electric Company and China’s State Nuclear Power Technology Corporation (SNPTC) to provide RCPs and associated technology for four AP1000 power plants to be built in China. With these developments underway, our Flow Control segment is well positioned to take advantage of the expansion in this industry over the next decade.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

For the year ended December 31, 2008, we recorded consolidated net sales of $1,830 million and net earnings of $109 million, or $2.41 per diluted share. Sales for 2008 increased 15% over 2007 sales of $1,592 million. Net earnings for 2008 increased 5% from 2007 net earnings of $104 million, or $2.32 per diluted share.

The increase in revenues was driven mainly by incremental sales of $152 million, while our base businesses contributed solid organic sales growth of 6% in 2008, led by the Flow Control segment, which grew organically by 9%, followed by our Motion Control and Metal Treatment segments, which experienced organic sales growth of 4% and 3%, respectively over 2007. See Note 2 to the Consolidated Financial Statements for further information regarding acquisitions.

In our base businesses, higher sales to the power generation and defense markets drove our organic sales growth, partially offset by lower sales to the general industrial and oil and gas markets. Higher organic sales of $91 million to the power generation market were primarily driven by our Flow Control segment as a result of a $75 million increase in sales for our next generation reactor coolant pumps for the AP1000 nuclear reactors for China and the United States. Sales to the defense markets increased $34 million, with increased sales to the ground and aerospace defense markets of $21 million and $16 million, respectively, driven primarily by our Motion Control segment’s embedded computing products. The increased sales to the ground defense market relates primarily to content on the Bradley Fighting Vehicle, driven by the Improved Bradley Acquisition System (“IBAS”) program, while the increases in sales to the aerospace defense markets was mainly due to increased demand for our embedded computing products used in various U.S. Air Force and U.S. Army programs. Partially offsetting these increases was a decline in sales to the general industrial and oil and gas markets of $11 million each. The decrease in sales to the general industrial market was driven by a decline in demand for shot peening services in our Metal Treatment segment resulting from depressed sales in the automotive industry. The decrease in the oil and gas market was due to a delay in the timing of new order placement for our coke deheading systems and fluidic catalytic cracking units in our Flow Control segment as a result of a significant hurricane season, which shut down or limited operations in a number of refineries along the Gulf Coast, followed by tightening of the financing markets and general economic conditions during the fourth quarter. In addition, foreign currency translation had an unfavorable impact on sales of $5 million in 2008 as compared to 2007.

Operating income for 2008 totaled $197 million, an increase of 10% from $179 million in 2007. Overall organic operating income, which includes non-segment corporate expenses, increased 8% over the prior period driven primarily by our Flow Control segment, which experienced organic operating income growth of 26%. Our Motion Control and Metal Treatment segments experienced organic operating income growth of 3% and 2%, respectively. In addition, 2008 operating income benefited from $3 million of incremental operating income from our 2007 and 2008 acquisitions, net of our 2008 divestiture.

Overall operating income margins declined 60 basis points to 10.7% in 2008 from 11.3% in the prior year. Our base businesses experienced 11.4% organic operating income margins in 2008, while our 2007 and 2008 acquisitions experienced operating income margins of 3.1% during the same time period. Operating margins for our 2007 and 2008 acquisitions were negatively impacted by inventory purchase accounting adjustments and intangible amortization expense, which generally run higher in the earlier years. In our base businesses, the organic operating income growth is primarily attributable to the higher sales volume noted above and better cost performance and improved profitability on several long-term contracts. In addition, the 2007 cost overruns on fixed price development contracts for the U.S. Navy and competitively bid development contracts did not recur in 2008. Partially offsetting these favorable impacts were delays in certain commercial aerospace programs, a write-off of deferred contract costs after receipt of a contract cancellation in the fourth quarter of 2008, and a increase in our inventory reserve due to the change in status of the Eclipse bankruptcy.

Our organic selling, general, and administrative costs increased by 11% in 2008, ahead of our organic sales growth of 6%. Organically, our research and development costs were down $2 million in 2008 when compared to 2007, as we completed the design phase of the reactor coolant pumps for the AP1000 nuclear reactors. Selling expenses increased 5% organically, essentially in line with our organic sales growth for the period. Overall, our 2008 general and administrative expenses increased $58 million over 2007, primarily due to incremental expenses of $27 million. The remaining $31 million increase represents an organic growth of 15%, resulting from higher labor and benefit costs to support our growing infrastructure. In addition, foreign currency translation had a favorable impact on operating income of $2 million.

Interest expense was higher in 2008 compared to 2007 due to higher average outstanding debt associated with the funding of our acquisitions, which was partially offset by a decrease in interest rates. Tax expense increased $10 million in 2008 as the prior year included certain nonrecurring tax benefits totaling $4 million.

Backlog at December 31, 2008 reached $1,679 million compared with $1,304 million at December 31, 2007, and $876 million at December 31, 2006. Acquisitions made during 2008 represented $15 million of the backlog at December 31, 2008. New orders received in 2008 totaled $2,232 million, which represents a 19% increase over 2007 new orders of $1,870 million and a 67% increase over new orders received in 2006. Acquisitions made during 2007 and 2008 contributed $119 million in incremental new orders received in 2008. In 2008, we received a $355 million award from Westinghouse for reactor coolant pumps for three new AP1000 power plants to be built domestically. In addition, we received new orders in our Flow Control segment for the Virginia class submarine and aircraft carrier programs and strong orders in our Motion Control segment for embedded computing products.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

For the year ended December 31, 2007, we recorded consolidated net sales of $1,592 million and net earnings of $104 million, or $2.32 per diluted share. Sales for 2007 increased 24% over 2006 sales of $1,282 million. Net earnings for 2007 increased 30% from 2006 net earnings of $81 million, or $1.82 per diluted share.

The increase in revenues in 2007 was mainly driven by our base businesses, which experienced organic sales growth of 13% in 2007, led by the Motion Control segment, which grew organically by 14%, followed by our Flow Control and Metal Treatment segments, which experienced solid organic sales growth of 13% and 12%, respectively, over 2006. Additionally, sales in 2007 benefited from our 2006 and 2007 acquisitions, which contributed $142 million in incremental sales in 2007. See Note 2 to the Consolidated Financial Statements for further information regarding acquisitions.

In our base businesses, higher commercial sales to the oil and gas, commercial aerospace, and power generation markets drove our organic sales growth in 2007. Organic sales to the oil and gas market increased $75 million, mainly due to demand for our Flow Control coker valve product, which continued to penetrate the market and gain customer acceptance as the initial product installations continued to perform well. The remaining increase resulted from strong sales of other valves, actuators, and engineering and field services as the oil and gas market continued to increase capital spending to expand capacity and improve plant efficiencies in 2007. Sales from our base businesses to the commercial aerospace market increased $27 million in 2007 because of the overall growth of the market, driven by increased production requirements from our customers in our Motion Control and Metal Treatment segments and content on new programs in our Motion Control segment. Organic sales to the power generation market increased $11 million, mainly due to higher sales of our flow control valves, fasteners, and engineering design and support services resulting from the timing of refurbishment cycles and plant outages.

Our defense businesses provided stable growth of 5% with contributions from each of our markets: aerospace, naval, and ground. The primary driver was organic growth in the defense aerospace sector, which increased $20 million in 2007. This market improvement was mainly due to higher sales of our Motion Control’s embedded computing products, which have gained additional market share and benefited from a stronger backlog. In addition, our flight control actuator sales increased due to increased spares, engineering services, and production requirements on existing and new platforms. Lastly, foreign currency translation had a favorable impact on sales of $17 million in 2007 as compared to 2006.

Operating income for 2007 totaled $179 million, an increase of 27% from $141 million in 2006. Overall organic operating income growth, which includes non-segment corporate expenses, was 20% for 2007 compared to the prior year. Strong segment growth was driven by our Metal Treatment and Motion Control segments, which experienced organic growth of 19% and 18%, respectively, in 2007 as compared to 2006. Organic operating income growth in our Flow Control segment was 5% in 2007. The 2006 and 2007 acquisitions contributed $10 million of incremental operating income during 2007.

In our base businesses, the 2007 organic operating income growth was primarily attributed to higher sales volume and cost reduction initiatives, even though gross margins slipped from 33.6% to 32.9%. The gross margin percentage decline occurred in our Flow Control and Motion Control segments and was mainly due to increased work on development contracts and new programs, which are priced at lower margins to capture potential follow-on long-term production and spares orders; cost overruns on certain development contracts and new programs; and higher material and other production costs on fixed-price long-term contracts. Our overall operating income margins were up 30 basis points to 11.3% as lower non-segment operating expenses were partially offset by lower operating segment margins. The gross margins from the higher sales volume were further reduced by a 21% increase in our organic research and development expenses mainly within our Motion Control and Flow Control segments. In our Motion Control segment, increased spending within our embedded computing business on new product development and product enhancements drove the increase. Higher research and development costs within our Flow Control segment resulted from increased investment in product development in our power generation and oil and gas markets. Our organic selling, general and administrative costs grew just under 10% in 2007 as compared to 2006. Cost reduction initiatives across all segments and the decline in redundant expenses due to the creation of a shared service center resulted in operating expense growth less than sales growth. Lower non-segment corporate expenses also helped improve our operating margins. In 2006 we established a $7 million litigation reserve at the non-segment level that did not repeat in 2007. Pension expense related to the Curtiss-Wright pension plan was down slightly as certain one-time costs in 2006 did not repeat and this savings was partially offset by increased service and interest costs mainly related to our acquisitions. Foreign currency translation had an unfavorable impact on operating income of $3 million for 2007 as compared to 2006. Although foreign currency translation had a favorable impact on sales for the segment, the net impact to operating income was unfavorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars. Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.

We incurred higher interest expense in 2007 compared to 2006. The increase was due to higher average outstanding debt associated with the funding of our acquisitions and accounted for approximately 80% of the increase. The remaining increase was due to higher interest rates. Our average borrowing rate increased 20 basis points in 2007 as compared to 2006 while our average outstanding debt increased 16% for the comparable periods. Net earnings in 2007 and 2006 included certain nonrecurring tax benefits totaling $4 million and $5 million, respectively.

Segment Performance

We operate in three principal operating segments on the basis of products and services offered and markets served: Flow Control, Motion Control, and Metal Treatment. See Note 16 to the Consolidated Financial Statements for further segment financial information. The following table sets forth revenues, operating income, operating margin, and the percentage changes on those items, for 2008 as compared with the prior year periods, by operating segment:

	Year Ended December 31,			Percent Changes

(In thousands, except percentages)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Sales:
Flow Control	$928,052	$746,253	$548,121	24.4%	36.1%
Motion Control	638,068	591,032	509,462	8.0%	16.0%
Metal Treatment	264,020	254,839	224,572	3.6%	13.5%

Total Curtiss-Wright	$1,830,140	$1,592,124	$1,282,155	14.9%	24.2%

Operating Income:
Flow Control	$97,214	$73,476	$60,542	32.3%	21.4%
Motion Control	65,539	64,837	55,242	1.1%	17.4%
Metal Treatment	52,142	50,880	42,385	2.5%	20.0%

Total Segments	214,895	189,193	158,169	13.6%	19.6%
Corporate & Other	(18,333)	(10,009)	(17,541)	83.2%	(42.9%)

Total Curtiss-Wright	$196,562	$179,184	$140,628	9.7%	27.4%

Operating Margins:
Flow Control	10.5%	9.8%	11.0%
Motion Control	10.3%	11.0%	10.8%
Metal Treatment	19.7%	20.0%	18.9%

Total Segments	11.7%	11.9%	12.3%
Total Curtiss-Wright	10.7%	11.3%	11.0%

Flow Control

Sales for 2008 were $928 million, an increase of 24% over 2007 sales of $746 million. The sales increase was achieved through organic sales growth of 9%, and contributions from our 2007 acquisitions of Scientech, Valve Systems and Controls, and Benshaw which contributed $116 million. Organic sales growth was driven by an increase in sales to the power generation market of $87 million, which was partially offset by a decrease in sales to the oil and gas and defense markets of $12 million and $5 million, respectively.

Higher organic sales to the power generation market were primarily driven by increased sales of $75 million for our next generation reactor coolant pumps for the AP1000 nuclear reactors for China and the United States. The remaining increase in sales to the power generation market resulted from higher demand for our engineering services and fasteners products related mainly to maintenance projects for nuclear power plants that were driven by timing of refurbishment cycles, both scheduled and unscheduled plant outages, which can vary in timing from period to period. The decrease in sales to the oil and gas market resulted from a delay in the timing of new order placement for our coke deheading systems, fluidic catalytic cracking units, and hydrotreating equipment due to a significant hurricane season, which shut down or limited operations in a number of refineries along the Gulf Coast, followed by a tightening in the financing markets and general economic conditions during the fourth quarter. Partially offsetting this decrease in the oil and gas market was increased demand for our traditional valve products, engineering services, and field service work as refineries increased their capital spending and maintenance expenditures.

Within our defense markets, we experienced a decline in sales to the ground defense market of $4 million related to the diversion of funds away from the U.S. Army’s EM Gun program in support of the war effort and a decline in sales of $1 million to the naval and other defense markets. Lower sales to the U.S. Navy of motors and generators for submarines and aircraft carriers related to a wind-down in the funded contracts as well as a delay in funding for development work on the electro-magnetic launching system were partially offset by higher production work on the DDG 1000 Destroyer and an increase in pumps and instrumentation control devices related to the timing of procurement cycles.

Operating income for 2008 was $97 million, an increase of 32% as compared to $73 million for the same period last year. The improvement is mainly driven by organic operating income growth of 26%, while the 2007 acquisitions contributed $4 million in incremental operating income. The increase in the operating income from the base businesses resulted from an increase in gross margins due to the higher sales volume noted above and better cost performance and improved profitability on several long-term contracts in the oil and gas and power generation markets. Additionally, the operating income of the prior year was adversely impacted by a $4 million loss on fixed-price pump development contracts with the U.S. Navy.

Overall operating income margins increased by 70 basis points to 10.5% in 2008 from 9.8% in 2007. The primary driver was the improved gross margins noted above, as 2008 operating expenses from our base business increased 9% over 2007, which was in line with our organic sales growth. The segment benefited from reduced research and development costs of $4 million primarily associated with the AP1000 design completion in 2007. This reduction was offset by increased general and administrative costs associated with the growing infrastructure to support our strategic initiatives. In addition, foreign currency translation had a $1 million unfavorable impact on the segment’s operating income in 2008.

Backlog at December 31, 2008 was $1,102 million compared with $776 million at December 31, 2007 and $435 million at December 31, 2006. New orders received for the Flow Control segment in 2008 totaled $1,262 million, representing an increase of 30% over 2007 new orders of $969 million and an increase of 131% over new orders received in 2006. The acquisitions made in 2007 contributed $100 million in incremental new orders received in 2008. The majority of the increase in new order for 2008 is related to $355 million in new orders for our domestic AP 1000 award as compared to $293 million of new orders received in 2007. In addition, we received $114 million in new orders for the submarine and aircraft carrier programs in 2008.

Sales for 2007 were $746 million, a 36% increase over 2006 sales of $548 million. The sales increase was achieved through organic sales growth of 13% and sales from our 2006 acquisitions of Enpro Systems and Swantech and our 2007 acquisitions of Scientech, Valve Systems and Controls, and Benshaw, which contributed $130 million in incremental revenue. The increase in organic sales was driven by higher sales to the oil and gas market of $77 million, higher sales to the power generation market of $7 million, partially offset by lower sales to the U.S. Navy of $17 million.

High demand for our coker valves continued in 2007 as the products continued to gain greater market acceptance because our installed base continued to perform well. Coker valve sales accounted for 44% of the oil and gas market sales growth in 2007. Additionally, in 2007 refineries continued to increase capital spending to increase capacity and improve plant efficiencies and perform more service and maintenance to support their current capacity. As a result, sales of our other products and services to the oil and gas market, such as valves, actuators, and aftermarket field services were up $41 million over the prior period. We also benefited from additional repair services resulting from increased Gulf Coast turnaround business. Strong product demand for our valves, fasteners, and engineering design and support services from U.S. nuclear power plants drove the increased sales in the power generation market versus 2006. Demand from nuclear power plants was driven by the timing of refurbishment cycles and both scheduled and unscheduled plant outages, which varies in timing and caused fluctuations from period to period. Power generation revenues were driven by higher sales of valves, spare parts, fasteners, and engineering support services, which increased by $10 million over 2006. In addition, we had $8 million of sales for our new AP1000 reactor coolant pump to be used in future Chinese power plants. These increases to the power generation market were partially offset by lower sales of our control rod drive mechanisms and other reactor coolant pumps of $10 million due to the wind down on some larger contracts. The lower sales to the U.S. Navy were driven by decreased electromechanical generator and pump sales and valves sales of $30 million due to the timing of procurement cycle on new aircraft carriers and submarines. Lower sales of $6 million for our JP-5 jet fuel valves used on Nimitz-class aircraft carriers and ball valves used on Virginia-class submarines were caused by delayed funding for these two programs as funds are being diverted to support the war efforts. Partially offsetting these declines in 2007 were higher development work for U.S. naval surface ships (DDX) and NAVSEA program and production work on the EMALS and AAG programs of $23 million. Sales to the U.S. Navy are dependent on Navy procurement budgets and are subject to fluctuations due to timing of funding releases. In addition, foreign currency translation favorably impacted this segment’s sales by $1 million in 2007 compared to 2006.

Operating income for 2007 was $74 million, an increase of 21% over 2006 operating income of $61 million. The base business operating income grew 5% organically for the full year ended December 31, 2007, while the 2006 and 2007 acquisitions positively impacted operating income by $10 million in 2007 due to strong performance in the oil and gas and power generation markets. The increase in the operating income from the base businesses resulted from higher sales volume, particularly from our coker valve and other valve products and services to the oil and gas market. Favorable sales mix from other non-coker valve products, and engineering services to the oil and gas market for maintenance, repair, and overhaul services which were due to the continued investment by worldwide refineries, also contributed to the higher operating income. In addition, we experienced improved operating performance in our consolidated TapcoEnpro business unit, which commenced its consolidation process in 2006. In the power generation market, our operating income improved due to favorable sales mix with our valve and fastener products and production efficiency improvements with our control rod drive mechanisms, which experienced approximately $3 million of cost overruns in 2006. This segment also received approximately $2 million of recovery from the U.S. Government for environmental remediation costs, which benefited operating income in 2007.

The overall operating margin for this segment decreased 120 basis points in 2007 versus the prior year period. The lower overall margins resulted mainly from cost overruns on fixed-priced development contracts. We experienced a loss of $4 million on pump development contracts with the U.S Navy for three newly designed pumps to be used on CVN aircraft carriers. The other main loss development contract was for first time design airlock doors to be used in Chinese nuclear power plants. Coupled with these overruns were higher material, transportation, and fabrication costs, particularly within the fixed-price coker valve contracts in the oil and gas market. Additionally, this segment’s operating margin was impacted by the continued investment in the development of new commercial (mainly in oil and gas and power generation) and military technologies which resulted in an increase of research and development costs of nearly $3 million as compared to the prior year, net of reimbursements under joint projects with customers. Selling and administrative costs were up 17% organically in 2007, driven by increased infrastructure costs incurred to support our organic growth. In addition, foreign currency translation unfavorably impacted operating income by $2 million in 2007 as compared to 2006.

Motion Control

Our Motion Control segment reported sales of $638 million for 2008, an 8% increase over 2007 sales of $591 million. The sales increase was achieved through organic sales growth of 4% and incremental revenue of $23 million. The increase in organic sales was driven mainly by higher sales to the government in the ground and aerospace defense markets of $25 million and $14 million, respectively. This was partially offset by lower sales to the general industrial and commercial aerospace markets of $4 million and $2 million, respectively.

Ground defense product sales were driven primarily by higher sales of embedded computing products for tanks and light armored vehicles. Upgrades on the Bradley Fighting Vehicle platform accounted for the majority of our sales increase, as we experienced additional volume on the IBAS program, while the remaining increase was due to higher sales on the TOW Improved Target Acquisition System, the amphibious Expeditionary Fighting Vehicle, and the Armored Security Vehicle programs. These increases were partially offset by reductions in ground vehicle subsystems for the Future Combat Systems. The improvement in the aerospace defense market was mainly due to increased demand on various U.S. Air Force and U.S. Army programs, such as the F-22 Raptor, Global Hawk unmanned aerial vehicle, F-35 JSF, V-22 Osprey, F-16 Falcon, and various helicopter programs. Our embedded computing products account for the majority of the increase as our COTS market continues to be strong, and our ability to offer a complete embedded computing solution has contributed to this increasing demand. The decline in sales to the general industrial market was related to lower demand for our fuel control valves within the engineered systems division, while lower revenues in the commercial aerospace market were due to a realignment of production efforts on the Eclipse program. In addition, foreign currency translation unfavorably impacted sales by $1 million as compared to the prior year period.

Operating income for 2008 was $66 million, an increase of 1% over 2007 operating income of $65 million. Organic operating income growth was 3%, while incremental operating income was a negative $1 million, primarily due to the lost operating income of this segment’s 2008 divestiture and minimal contribution from our 2007 and 2008 acquisitions resulting from inventory purchase accounting adjustments and amortization expense, which generally run higher in the early periods of ownership. The increase in this segment’s organic operating income was driven by favorable foreign currency translation, which contributed $3 million. Although foreign currency translation had an unfavorable impact on sales for this segment, the net impact to operating income was favorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars. Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales. The remaining organic operating income growth was derived primarily from the higher sales volume noted above.

Overall, this segment’s operating income margins decreased 70 basis points from 11.0% in 2007 to 10.3% in 2008. Excluding the favorable impact of foreign currency translation and the net incremental operating loss, our operating margins declined 70 basis points from 10.9% in 2007 to 10.2% in 2008. Gross margin percentages remained essentially flat year over year, as margins in both 2008 and 2007 were negatively impacted by certain key events. In 2008, we experienced lower margins due to delays in commercial aerospace programs such as the Eclipse and Boeing 700 series platforms, a write-off of deferred contract costs after receipt of a contract cancellation in the fourth quarter of 2008, increase in inventory reserve due to a change in status of the Eclipse bankruptcy, and continued investment in development programs which carry lower margins than our recurring business. In 2007, lower gross margins were primarily the result of higher development work on key programs with major suppliers, competitively bid contracts to help us gain entry into several new programs and markets, and higher material and freight costs. Operating expenses remained essentially flat as a percentage of sales as higher legal costs related to an on-going litigation and increased bad debt expense associated with the Eclipse bankruptcy were partially offset by cost reduction initiatives implemented through shared service centers.

Backlog at December 31, 2008, was $575 million compared with $526 million at December 31, 2007, and $439 million at December 31, 2006. Acquisitions made during 2008 represented $15 million of the backlog at December 31, 2008. New orders received in 2008 totaled $706 million, up 9% over the 2007 new orders of $646 million and a 25% increase over new orders received in 2006, which was primarily a result of contract wins for our embedded computing products. Incremental new orders accounted for $18 million of the total increase for 2008.

Our Motion Control segment reported sales of $591 million for 2007, a 16% increase over 2006 sales of $510 million. The sales increase was achieved mainly through organic sales growth of 14% and a partial-year sales contribution related to our 2007 acquisition, IMC Magnetics, which added $8 million of incremental revenue. The increase in organic sales was driven mainly by higher sales to the naval defense market of $25 million, higher sales to the commercial aerospace market of $19 million, higher sales to the aerospace defense market of $19 million, and higher sales to the ground defense market of $6 million.

The naval defense market improvement was due to higher sales of embedded computing products of approximately $15 million used on various radar, processing, distribution, and display systems and related electronic communication devices on various naval platforms. Additionally, we had increased revenues for our shipboard helicopter handling and door systems, higher spares, and repair and overhaul work, the total of which increased $8 million in 2007. This improvement was partially offset by lower revenue for our marine defense sonar products. The aerospace defense market improvement was mainly due to increased demand for our embedded computing products used on various U.S. Air Force and U.S. Army programs, such as the F-15, F-16, F-35 Joint Strike Fighter Lightning II, helicopters, and unmanned aircraft systems. These embedded computing products accounted for the majority of the market increase. The COTS market continues to be strong, and our ability to offer a complete embedded computing solution has contributed to this continuing improvement. The remaining change was due to higher sales of our actuation, air data, and flight recorder products and engineering services. This improvement was driven by higher production ship-set work on the V-22, F-22, F-18, and Blackhawk programs and higher spares for the Blackhawk and F-22 programs, partially offset by the wind down on our F-16 contracts. Our ground defense market revenue was up slightly in 2007 as the higher sales of our ground vehicles subsystems for the Future Combat System were partially offset by reductions of additional spares and resets for the Bradley Fighting Vehicle, as well as delays in production orders for the Armored Security Vehicle.

The growth in the commercial aerospace market was driven largely by increased OEM sales of $9 million for our actuation systems used on the Boeing 700 series platforms, as assemblies that were ramping up in 2006 entered full-production rates in 2007. New programs in 2007, such as the cargo door system and aft struts for the 787 program and trailing edge actuation systems used on the 737 series, also contributed to this market growth. The remaining increase of approximately $7 million in this market was driven by strong international orders for our flight data recorders, other integrated sensors and components, smoke detection devices, and rotary ice protection systems. This improvement can be attributed to new customer programs, expansion of existing product lines, gaining market share from competitors, and new product offerings into the regional jet markets, such as the Eclipse aircraft. We also experienced an increase in the general industrial market resulting from the overhaul of tilting train drives program in our European unit, which began in 2006 and reached normal anticipated levels in 2007. In addition, higher sales of controllers, transformers, faders, and sensors, due to generally strong economic conditions in the European manufacturing industry, contributed to this market improvement. Commercial aerospace aftermarket sales and repair and overhaul services remained flat year-over-year. Foreign currency translation favorably impacted sales by $8 million as compared to the prior year period.

Operating income for 2007 was $65 million, an increase of 17% over 2006 operating income of $55 million, all of which was organic. Our 2007 acquisition, IMC Magnetics, experienced a slight loss due to purchase accounting adjustments and the timing of new orders. The increase in operating income for the base business was driven by higher sales volume, cost reduction initiatives, and production efficiencies, mainly within our embedded computing, naval defense, and European integrated sensing businesses. This segment’s gross margins were essentially flat year-over-year as these improvements were offset by lower gross margins in both the commercial and defense aerospace markets driven by higher development work on key programs with major suppliers and investments in new programs, both of which carry lower margins. We also realized lower margins from the ground defense market as development work on the Future Combat System was competitively bid to gain entry into this program. In addition, we recorded losses on development contracts within our embedded computing business as we endeavor to gain entry into several new market segments. Lastly, this segment was also negatively impacted by higher material and freight costs in 2007.

This segment’s operating income margins were up slightly in 2007 as compared to 2006. We continued our operating cost reduction initiatives throughout the segment, which resulted in cost growth less than the sales rates. Shared service centers were developed to reduce redundant operations, resulting in lower operating costs and better efficiencies. Research and development expenses in 2007 grew by 25% over 2006 as work moved from product support to new development. Our embedded computing business drove the increase as a result of increased spending and additional headcount to support new strategic initiatives. In addition, foreign currency translation unfavorably impacted operating income by $4 million in 2007 as compared to 2006.

Metal Treatment

Our Metal Treatment segment reported sales of $264 million in 2008, an increase of 4% over 2007 sales of $255 million. The sales growth was predominately organic and driven by increased sales in all of the segment’s major markets except for the general industrial market. Sales to the commercial aerospace market drove the organic growth with a $9 million increase over the prior year period followed by increased sales to the power generation market of $4 million. In addition, the aerospace defense and oil and gas markets each contributed $2 million to the year-over-year sales growth of the segment. The higher sales to the commercial aerospace market was driven by higher demand for our European shot peening and North American coatings services to OEMs due to increased production requirements. Sales to the power generation market were higher than the prior year due to a shot peening development project and increased demand for our European shot peening services in that market. The increased sales to the aerospace defense and oil and gas markets were driven by higher demand for our North American and European shot peening services, respectively. These sales increases were partially offset by a sales decline of $11 million to the automotive market as a result of depressed sales in the industry. The decline was most prominent in our North American shot peening business. In addition, foreign currency translation had an unfavorable impact on 2008 sales of $2 million when compared to 2007.

Operating income for 2008 increased 2% to $52 million from $51 million in 2007. The growth in operating income was mostly organic and due primarily to the higher sales volume and higher margins generated by the shot peening development project. Overall, this segment’s operating margin decreased 30 basis points to 19.7% primarily due to unfavorable foreign currency translation of $1 million. Excluding the unfavorable foreign currency translation impact, 2008 operating margins were flat as compared to 2007. A slight improvement in gross margin was partially offset by higher operating expenses. The improvement in gross margin was the result of favorable sales mix and productivity gains, partially offset by increased labor costs and start up costs associated with opening new facilities in Austria, China, and Spain. The operating expense increase was primarily due to increased labor costs to support the growth of the business.

Our Metal Treatment segment reported sales of $255 million in 2007, an increase of 14% over 2006 sales of $225 million. Organic sales growth of 12% contributed $26 million to the increase in 2007, while our 2006 acquisition of Allegheny Coatings contributed $4 million of incremental revenue. The segment experienced organic sales growth in all of its major markets and primary service offerings during 2007, with increased sales to the commercial aerospace and defense markets of $11 million and $4 million, respectively over 2006. Sales to the general industrial, oil and gas, and power generation markets combined for an additional $11 million in revenue during 2007 as compared to 2006. During 2007, sales to the commercial aerospace market grew in each of our major service lines due to higher production requirements of OEM manufacturers, primarily shot peen forming services on wing components on the Airbus and Boeing families of aircraft, coatings services for engine components on Boeing aircraft, and other shot and laser peening, coating, finishing, and heat treating services for various OEMs. Defense sales increased in 2007 primarily from defense aerospace requirements due to the ongoing war on terror. In 2007, the remaining increases over our major markets occurred primarily in the European markets, as the domestic market continued to soften, especially the automotive segment of our general industrial market. In addition, foreign currency translation had a favorable impact on sales of $8 million in 2007 compared to 2006.

Operating income for 2007 increased 20% to $51 million from $42 million during 2006, mainly due to higher sales volume. Organic growth was 19%, while the 2006 acquisition generated incremental operating income of $1 million during 2007. Overall, our operating income margin for 2007 improved 110 basis points mainly as a result of increases in both gross margins and lower operating costs as a percentage of sales. The improved gross margin of 60 basis points was a result of the higher sales volume covering our fixed overhead costs. Total operating expenses for 2007 increased approximately 10% over 2006 but declined as a percentage of sales by 50 basis points. Foreign currency translation had a favorable impact of $3 million on operating income in 2007 compared to 2006.

Corporate and Other Expenses

Non-segment operating costs consist mainly of pension expense associated with the Curtiss-Wright Pension Plans, environmental remediation and administrative expenses, unallocated medical costs associated with the pooling of self-insurance costs, net foreign transaction gains/losses, and other income and expense not directly associated with the ongoing performance of the segments. We had non-segment operating costs of $18 million, $10 million, and $18 million in 2008, 2007, and 2006, respectively.

Pension expense associated with the Curtiss-Wright Pension Plans was $8 million, $6 million, and $6 million in 2008, 2007, and 2006, respectively. The 2006 pension expense included a settlement charge resulting from the retirement of a key executive and his election to receive his pension benefit as a single lump sum payout and special termination benefits offered for a limited period of time to certain employees in the Motion Control segment who were subject to a reduction in workforce. These two items totaled $2 million. Excluding these one-time benefit charges, the increasing pension expense over the three year period was due to increased service and interest costs mainly resulting from our acquisitions, as well as higher service cost.

Net foreign exchange transaction losses amounted to $5 million, $3 million, and $1 million in 2008, 2007, and 2006, respectively. The higher 2008 loss was primarily due to a forward currency transaction to provide downside protection of the cash purchase price for the VMETRO acquisition. As a result of this transaction and the significant strengthening of the U.S. dollar that subsequently occurred, we realized a net cash savings and reduction in the purchase price of approximately $4 million and $7 million, respectively, from the offer date and recorded a pretax charge of $3 million during 2008. Unallocated medical costs associated with our self-insurance plan were $2 million higher in 2008 than 2007 and $3 million lower than 2006. Litigation reserves were $2 million, $1 million, and $7 million in 2008, 2007, and 2006, respectively. In 2006, we established a litigation reserve in the amount of $7 million to reflect potential liabilities arising from a jury verdict returned against us in a lawsuit filed by a former employee.

Interest Expense

Interest expense increased $2 million in 2008 compared to 2007. The increase was due to higher average outstanding debt associated with the funding of our acquisitions, partially offset by a decrease in our average borrowing interest rate. Our average outstanding debt increased 21% in 2008 as compared to 2007, while our average borrowing rate decreased 80 basis points year over year. Interest expense in 2007 increased $4 million from 2006 due to higher average debt levels, which accounted for approximately 80% of the increase, associated with the funding of our acquisitions. The remaining change in 2007 was due to slightly higher interest rates. Our average borrowing rate increased 20 basis points in 2007 as compared to 2006, while our average outstanding debt increased 16% as compared to prior year.

Provision for Income Taxes

Our effective tax rates for 2008, 2007, and 2006, are 35.3%, 32.3%, and 31.5%, respectively. Our 2008 effective tax rate represents a normal blend of our effective income tax rates across our global operations and did not include any significant tax benefits. Our 2007 effective tax rate included tax benefits of $4 million, including $3 million related to the tax law changes in Canada, the United Kingdom, and Germany, and research and development credits from our U.K. operations of $1 million. Our 2006 effective tax rate included tax benefits of $5 million including $2 million relating to research and development credits from our Canadian operations, the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $2 million favorable adjustment, and the release of a tax reserve associated with the sale of a former facility following the expiration of the statute of limitations, which resulted in a $2 million favorable adjustment, net of tax.

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

Operating Activities

Our working capital was $350 million at December 31, 2008, a decrease of $10 million from the working capital at December 31, 2007 of $360 million. Our ratio of current assets to current liabilities was 1.8 to 1 at December 31, 2008 and 1.9 to 1 at December 31, 2007. Cash and cash equivalents totaled $61 million in the aggregate at December 31, 2008, down from $67 million at December 31, 2007. Excluding the impact of cash and the working capital changes due to our acquisitions and disposition, our working capital increased $15 million due to increases in inventory and receivables, offset by an increase in deferred income payments. The inventory increases were the result of delayed customer shipments and the stocking of long lead material for our long-term contracts. Accounts receivable increased due to higher sales volume as sales in December 2008 were higher than December 2007. These increases were partially offset by an increase in deferred income mainly due to advance payments received from Westinghouse related to the AP 1000 program.

Our short-term debt was $3 million at December 31, 2008 and $1 million at December 31, 2007. Our long-term debt was $513 million at December 31, 2008, an increase of $2 million from the balance at December 31, 2007. The modest increase of long-term debt is primarily due to funds borrowed to purchase VMETRO and Parylene Coating Services offset by cash generated during 2008. Days sales outstanding at December 31, 2008 improved to 49 days from 51 days at December 31, 2007, while inventory turnover improved to 4.6 turns at December 31, 2008 as compared to 5.3 turns at December 31, 2007.

Cash and cash equivalents totaled $67 million in the aggregate at December 31, 2007, down from $125 million at December 31, 2006. Excluding the impact on cash, working capital increased $87 million, primarily due to the 2007 acquisitions. The remainder of the increase during 2007 was driven mainly by increases in inventory balances as a result of a build up for expected increases in sales in 2008, the stocking of material for new programs, increased deferred contract costs, delayed customer shipments and milestone billings, and higher material costs. We also procured additional material to hedge against rising steel prices and the stocking of long lead material for our long-term contracts. Accounts receivable increased in 2007 due to higher sales volume, as sales in December 2007 were 22% higher than December 2006, the timing of milestone billings, and an increase in DSO, partially offset by strong collection efforts of receivables from certain large projects. These increases were partially offset at that time by an increase in deferred income mainly due to advance payments received from Westinghouse related to the AP1000 program and higher advance payments from our oil and gas customers. We also experienced an increase in accounts payable and accrued expenses associated with the build-up of inventories and higher accrued compensation.

Investing Activities

We have acquired forty businesses since 2001 and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, net of dispositions, which totaled $49 million and $289 million in 2008 and 2007, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments, such as potential earn-out payments and working capital adjustments. During 2008, we received a net amount of $1 million in such payments relative to prior year acquisitions. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our capital expenditures were $104 million in 2008, $54 million in 2007, and $40 million in 2006. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and new facilities. During 2008, we continued expansion of our facilities, with a large portion of our capital expenditures made to support the construction of reactor coolant pumps for the AP1000 power plants.

Financing Activities

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility increased from $400 million to $425 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. The Credit Agreement does not contain any subjective acceleration clauses. As of December 31, 2008, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $731 million without exceeding the covenant limit defined in the Credit Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We had $155 million and $152 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2008 and December 31, 2007, respectively. The unused credit available under the Credit Agreement at December 31, 2008 was $208 million. In light of the recent economic conditions and liquidity environment, and given the current volatility within the credit markets, many lenders have presented unattractive terms and conditions by seeking more restrictive lending provisions and higher interest rates that may limit our borrowing capacity and increase our cost of borrowing. However, the Corporation has evaluated its position and believes that its Credit Agreement with the bank consortium provides sufficient short-term access to financing should our operating cash flows be insufficient to fund our operations.

On December 1, 2005, we issued $150 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The note also contains a cross default provision with our other senior indebtedness. As of December 31, 2008, we were in compliance with all covenants.

In November 2005, we unwound our interest rate swap agreements with notional amounts of $20 million and $60 million, which were originally put in place to convert a portion of our fixed interest on the $75 million 5.13% Senior Notes and $125 million 5.74% Senior Notes, respectively, to variable rates based on specified spreads over six-month LIBOR. The unwinding of these swap agreements resulted in a minimal net loss, which has been deferred and is being amortized over the remaining term of the underlying debt.

On September 25, 2003 we issued $200 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75 million of 5.13% Senior Notes that mature on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2008, we were in compliance with all covenants.

Our industrial revenue bonds, which are collateralized by real estate, were $9 million at December 31, 2008 and December 31, 2007. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 4.81% for 2008 and 5.58% for 2007.

Future Commitments

Cash generated from operations, which includes interest payments of approximately $30 million to $32 million, estimated income tax payments of approximately $60 million to $70 million, and additional working capital requirements should be considered adequate to meet our planned capital expenditures of approximately $95 million to $105 million and expected dividend payments of approximately $15 million. Additionally, we are committed to potential earn-out payments on three of our acquisitions dating back to 2001 and an acquired earn-out payment assumed with the purchase of VMETRO, which are estimated to be between approximately $12 million and $14 million in 2009. There can be no assurance, however, that we will continue to generate cash flow at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, refinance a portion of our existing debt, or obtain additional financing.

In 2009, our capital expenditures are expected to include the construction of new facilities, expansion of facilities to accommodate new product lines, and new and replacement machinery and equipment.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2008:

(In thousands)	Total	2009	2010	2011	2012	2013	Thereafter

Debt Principal Repayments (1)	$516,743	$3,249	$75,066	$68	$154,570	$125,072	$158,718
Interest Payments on Fixed Rate Debt	114,294	19,288	18,254	15,440	15,440	13,514	32,358
Operating Leases	122,041	22,671	20,079	18,313	14,466	12,176	34,336

Total	$753,078	$45,208	$113,399	$33,821	$184,476	$150,762	$225,412

(1)	Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on our Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2008, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2009	2010	2011	2012	2013	Thereafter(2)

Letters of Credit	$62,515	$28,242	$6,541	$2,766	$414	$772	$23,780

(2)

Amounts indicated as thereafter are letters of credit which expire during the revolving credit agreement term, but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $5 million.

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

Revenue Recognition

The realization of revenue refers to the timing of its recognition in our accounts and is generally considered realized or realizable and earned when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

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

Under the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined. However, future costs associated with costs deferred in anticipation of future contract sales and certain loss development contracts may be deferred if follow-on production orders are deemed probable. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time as the price has been finalized.

Some of our customers withhold certain amounts from the billings they receive. These retainages are generally not due until the project has been completed and accepted by the customer.

Inventory

Inventory costs include materials, direct labor, and purchasing and manufacturing overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. We continually evaluate the adequacy of the inventory reserves by reviewing historical scrap rates, on-hand quantities as compared with historical and projected usage levels, and other anticipated contractual requirements. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.

We purchase materials for the manufacture of components for sale. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected price, future estimated availability, existing and projected contracts to produce certain items, and the estimated needs for our businesses.

For certain of our long-term contracts, we utilize progress billings, which represent amounts billed to customers prior to the delivery of goods and services and are recorded as a reduction to inventory and receivables. Amounts are first applied to unbilled receivables and any remainder is then applied to inventory. Progress billings are generally based on costs incurred, including direct costs, overhead, and general and administrative costs.

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

The discount rate used to determine the benefit obligations of the plans as of December 31, 2008, and the annual periodic costs for 2008 remained at 6.0% for all the U.S. pension plans and the EMD postretirement benefit plan to reflect current economic conditions. The rate reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determined our discount rate based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations. The discount rate for the Curtiss-Wright postretirement benefit plan increased to 6.0% in 2008 to better reflect current economic conditions. This change caused a decrease to the benefit obligation. The rate of compensation increase for the pension plans remained at 4.0% which reflects the experience over the past years and the Corporation’s expectation of future salary increases. We also utilized the RP 2000 mortality tables for the U.S. pension and postretirement benefit plans.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five-year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year. Over the last ten years the market-related value of assets had an average annual yield of 6.9%, whereas the actual returns averaged 3.4% during the same period. These averages were significantly impacted by 2008 underperformance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions utilizing a ten-year time horizon. We have consistently used the 8.5% rate as a long-term overall average return, and although the financial markets underperformed in 2008, we consider the 8.5% rate to be a reasonable assumption of the future long-term investment returns.

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

Given the current economic environment and the impact on the financial markets, the funded status of our domestic qualified pension plan was reduced by $146 million. This decline has expedited the future cash funding requirements and increased our future pension expense. We expect to contribute approximately $130 million to this plan over a four year period beginning in 2010. Additionally, we expect the pension expense associated with this plan to increase in 2009 by $2 million to $13 million.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Corporation’s pension plans as of December 31, 2008 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense

Discount rate	(0.25%)	$10,799	$728
Rate of compensation increase	0.25%	2,959	544
Expected return on assets	(0.25%)	—	890

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

As of December 31, 2008, our environmental reserves totaled $22 million, the majority of which is long term. Approximately 75% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. We use a discount rate of 4%, which approximates an amount at which the environmental liability could be settled in an arm’s length transaction with a third party. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, the purchase price, including any capitalized acquisition costs, is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The fair value of assets acquired (net of cash) and liabilities assumed of our 2008 acquisitions were estimated to be $133 million and $75 million, respectively. The initial fair values assigned to certain of these acquisitions are preliminary and may be revised prior to finalization, which is to be completed within a reasonable period, no later than twelve months from the acquisition date.

See Note 2 to the Consolidated Financial Statements for further information on our purchase accounting.

Goodwill

We have $609 million in goodwill as of December 31, 2008. The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. The test is performed in the fourth quarter, which coincides with the completion of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the reporting unit. These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. In addition to the income approach, we corroborated our results with the use of market multiples for comparable companies to our reporting units. Estimates are also used for the Corporation’s cost of capital in discounting the projected future cash flows. If it has been determined that impairment has occurred, we may be required to recognize an impairment of our asset, which would be limited to the difference between the book value of the asset and its fair value. Any such impairment would be recognized in full in the reporting period in which it has been identified.

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

Recently Issued Accounting Pronouncements

New accounting pronouncements have been issued by the FASB which are not effective until after December 31, 2008. For further discussion of new accounting standards, see Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use such instruments for trading or other speculative purposes. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2008. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 68% and 69% fixed at December 31, 2008 and December 31, 2007, respectively. The variable rates on the Industrial Revenue Bonds are based on market rates. As of December 31, 2008, a change in interest rates of 1% would have an impact on consolidated interest expense of approximately $2 million. Information regarding our 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 10 to the Consolidated Financial Statements.

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

Our acquisitions of VMETRO and Mechetronics have increased our exposure to foreign currency exchange rate fluctuations related primarily to the British pound and Norwegian kroner. Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the euro, the Norwegian kroner, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $3 million as it relates exclusively to foreign currency exchange rate exposures.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (In thousands, except per share data)	2008	2007	2006

Net sales	$1,830,140	$1,592,124	$1,282,155
Cost of sales	1,214,061	1,068,500	851,076

Gross profit	616,079	523,624	431,079
Research and development costs	(49,615)	(47,929)	(38,841)
Selling expenses	(107,308)	(92,129)	(76,547)
General and administrative expenses	(262,594)	(204,382)	(175,063)

Operating income	196,562	179,184	140,628
Interest expense	(29,045)	(27,382)	(22,894)
Other income (expense), net	1,585	2,369	(112)

Earnings before income taxes	169,102	154,171	117,622
Provision for income taxes	(59,712)	(49,843)	(37,053)

Net earnings	$109,390	$104,328	$80,569

Net earnings per share:
Basic earnings per share	$2.45	$2.35	$1.84

Diluted earnings per share	$2.41	$2.32	$1.82

  See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, (In thousands, except share data)	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$60,705	$66,520
Receivables, net	395,659	392,918
Inventories, net	281,508	241,728
Deferred tax assets, net	37,314	30,208
Other current assets	26,833	26,807

Total current assets	802,019	758,181

Property, plant, and equipment, net	364,032	329,657
Prepaid pension costs	—	73,947
Goodwill	608,898	570,419
Other intangible assets, net	234,596	240,842
Deferred tax assets, net	23,128	526
Other assets	9,357	11,988

Total assets	$2,042,030	$1,985,560

Liabilities:
Current liabilities:
Short-term debt	$3,249	$923
Accounts payable	140,954	137,401
Accrued expenses	103,973	103,207
Income taxes payable	8,213	13,260
Deferred revenue	138,753	105,421
Other current liabilities	56,542	38,403

Total current liabilities	451,684	398,615

Long-term debt	513,460	510,981
Deferred tax liabilities, net	26,850	62,416
Accrued pension and other postretirement benefit costs	125,762	39,501
Long-term portion of environmental reserves	20,377	20,856
Other liabilities	37,135	38,406

Total liabilities	1,175,268	1,070,775

Contingencies and Commitments (Notes 10, 13, 15, and 17)
Stockholders’ Equity:

Common stock, $1 par value, 100,000,000 shares authorized at December 31, 2008 and 2007; 47,903,187 and 47,714,719 shares issued at December 31, 2008 and 2007, respectively; outstanding shares were 45,064,839 at December 31, 2008 and 44,593,011 at December 31, 2007	47,903	47,715
Additional paid-in capital	94,500	79,550
Retained earnings	899,928	807,413
Accumulated other comprehensive (loss) income	(72,551)	93,327

	969,780	1,028,005
Less: Common treasury stock, at cost (2,838,348 shares at December 31, 2008 and 3,121,708 shares at December 31, 2007)	(103,018)	(113,220)

Total stockholders’ equity	866,762	914,785

Total liabilities and stockholders’ equity	$2,042,030	$1,985,560

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (In thousands)	2008	2007	2006

Cash flows from operating activities:
Net earnings	$109,390	$104,328	$80,569

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,251	62,699	50,791
Net loss on sales and disposals of long-lived assets	804	388	486
Deferred income taxes	(6,370)	(8,144)	(11,419)
Share-based compensation	13,663	10,912	6,621
Changes in operating assets and liabilities, net of businesses acquired and disposed of :
Increase in receivables	(20,230)	(63,998)	(20,489)
Increase in inventories	(46,564)	(50,290)	(11,245)
Increase (decrease) in progress payments	8,227	(2,274)	(7,024)
Increase in accounts payable and accrued expenses	8,582	31,078	15,643
Increase in deferred revenue	33,332	53,065	32,647
(Decrease) increase in income taxes payable	(4,044)	(6,020)	1,207
Increase in net pension and postretirement liabilities	11,416	5,540	2,982
Decrease (increase) in other current and long-term assets	2,250	(2,668)	(2,667)
(Decrease) increase in other current and long-term liabilities	(4,886)	4,520	5,769

Total adjustments	70,431	34,808	63,302

Net cash provided by operating activities	179,821	139,136	143,871

Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	8,143	174	776
Acquisitions of intangible assets	(311)	(3,722)	(1,664)
Additions to property, plant, and equipment	(103,657)	(54,433)	(40,202)
Acquisition of new businesses, net of cash acquired	(48,557)	(289,348)	(39,522)

Net cash used for investing activities	(144,382)	(347,329)	(80,612)

Cash flows from financing activities:
Borrowings of debt	598,000	751,500	240,000
Principal payments on debt	(622,580)	(604,560)	(240,058)
Proceeds from exercise of stock options	9,905	9,661	8,616
Dividends paid	(14,381)	(12,440)	(10,538)
Excess tax benefits from share-based compensation	1,544	2,590	1,885

Net cash (used for) provided by financing activities	(27,512)	146,751	(95)

Effect of exchange-rate changes on cash	(13,742)	3,445	2,332

Net (decrease) increase in cash and cash equivalents	(5,815)	(57,997)	65,496
Cash and cash equivalents at beginning of year	66,520	124,517	59,021

Cash and cash equivalents at end of year	$60,705	$66,520	$124,517

Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$133,159	$315,842	$42,417
Additional consideration (received) paid on prior year acquisitions	(1,447)	9,433	4,546
Liabilities assumed from current year acquisitions	(75,156)	(35,706)	(7,424)
Cash acquired	(7,999)	(221)	(17)

Acquisition of new businesses, net of cash acquired	$48,557	$289,348	$39,522

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Treasury Stock

January 1, 2006	$25,493	$59,794	$667,892	$20,655		$(135,614)

Comprehensive income:

Net earnings	—	—	80,569	—	$80,569	—

Minimum pension liability adjustment, net	—	—	—	(1,750)	(1,750)	—
Foreign currency translation adjustments, net	—	—	—	22,215	22,215	—

Total comprehensive income					$101,034

Adjustment for initial application of FAS 158, net	—	—	—	14,686		—

Dividends paid	—	—	(10,538)	—		—

Stock options exercised, net	147	2,962	—	—		8,021

Two-for-one common stock split effected in the form of a 100% stock dividend	21,893	—	(21,893)	—		—

Share-based compensation	—	6,480	—	—		141

Other	—	651	—	—		270

December 31, 2006	$47,533	$69,887	$716,030	$55,806		$(127,182)

Comprehensive income:
Net earnings	—	—	104,328	—	$104,328	—
Pension and postretirement adjustments, net	—	—	—	11,587	11,587	—
Foreign currency translation adjustments, net	—	—	—	25,934	25,934	—

Total comprehensive income					$141,849

Adjustment for initial application of FIN 48, net	—	—	(505)	—		—

Dividends paid	—	—	(12,440)	—		—

Stock options exercised, net	182	2,198	—	—		10,515

Share-based compensation	—	7,816	—	—		3,096

Other	—	(351)	—	—		351

December 31, 2007	$47,715	$79,550	$807,413	$93,327		$(113,220)

Comprehensive income:
Net earnings	—	—	109,390	—	$109,390	—
Pension and postretirement adjustments, net	—	—	—	(87,313)	(87,313)	—
Foreign currency translation adjustments, net	—	—	—	(78,743)	(78,743)	—

Total comprehensive loss					$(56,666)

Adjustment for SFAS No. 158 measurement date change, net	—	—	(2,494)	178		—

Dividends paid	—	—	(14,381)	—		—

Stock options exercised, net	188	6,050	—	—		5,439

Share-based compensation	—	9,278	—	—		4,385

Other	—	(378)	—	—		378

December 31, 2008	$47,903	$94,500	$899,928	$(72,551)		$(103,018)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 61 manufacturing facilities and 65 metal treatment service facilities

A. Principles of Consolidation

The consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

B. Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

C. Revenue Recognition

The realization of revenue refers to the timing of its recognition in the accounts of the Corporation and is generally considered realized or realizable and earned when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the Corporation’s price to its customer is fixed or determinable; and 4) collectability is reasonably assured.

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

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. There were no such write-downs in 2008, 2007, or 2006.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. Goodwill impairment tests performed as of October 31, 2008, 2007, and 2006 and July 31, 2006 concluded that no impairment charges were required as of those dates. See Note 6 for further information on goodwill.

K. Pre Contract Costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we have yet to obtain from a customer. If we determine that the recoveries of these costs are probable, we capitalize these costs, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable the capitalized costs will be recognized in earnings. There were $1.6 million in capitalized costs that were deemed not probable and recognized into earnings at December 31, 2008. No costs were written off during 2007 and 2006. Capitalized pre contract costs were $5.3 million and $14.3 million at December 31, 2008 and 2007, respectively.

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

The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2008 aggregated $314.0 million compared to a carrying value of $350.0 million. The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions. Fair values for the Corporation’s fixed rate debt were estimated by management.

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

N. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2008 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. See Note 13 for additional information.

O. Accounting for Share-Based Payments

Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee awards as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. As the requisite service period for performance shares, restricted stock units, and performance restricted shares did not begin until after January 1, 2006, no compensation cost was recorded in prior periods. Effective January 1, 2006, the Corporation adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2008, 2007, and 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006. See Note 12 for further information on this standard.

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

The Corporation is authorized to repurchase 900,000 shares under its existing stock repurchase program. Purchases are authorized to be made from time to time in the open market or privately negotiated transactions depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represents an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2008, the Corporation had repurchased 210,930 shares under this program. There was no stock repurchased during 2008, 2007, and 2006 and the Corporation does not intend to repurchase any shares during 2009.

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

S. Foreign Currency Translation

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains/(losses) from foreign currency transactions are included in results of operations, which amounted to $14.3 million, $(6.5) million, and $(1.0) million for the years ended December 31, 2008, 2007, and 2006, respectively.

T. Derivatives

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program, which began in 2007, is to reduce volatility in earning caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These (losses)/gains are classified as general and administrative expenses in the Consolidated Statements of Earnings and amounted to $(19.1) million and $3.4 million for the years ended December 31, 2008 and 2007, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

U. Recently Issued Accounting Standards

Adoption of New Standards

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

As of December 31, 2008, the Corporation has valued its derivative instruments in accordance with SFAS No. 157. The fair value of these instruments is ($2.4) million and $0.4 million, these instruments are classified as other current liabilities and other current assets, respectively, at December 31, 2008. The Corporation utilizes the bid ask pricing that is common in the dealer markets. The dealers are ready to transact at these prices using the mid-market pricing convention and the prices therefore are considered to be at fair market value. Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are classified at a Level 2. The adoption of SFAS No. 157 did not have a material impact on the Corporation’s consolidated financial statements. On January 1, 2009, the company will implement the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, as required. The Corporation does not anticipate that the adoption of the previously deferred provisions will have a material impact on the Corporation’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit and Pension and Other Postretirement Plans (“SFAS No. 158”). The initial provisions of SFAS No. 158 were adopted for Fiscal Year ended December 31, 2006. On January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No. 158, which is a requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The Corporation has elected to utilize the second approach as provided in SFAS No.158 in implementing this provision. This approach allows an employer to use earlier measurements determined for prior year-end reporting to allocate a proportionate amount of net benefit expense for the transition period. The net transition amount was recorded as a charge to beginning retained earnings of $2.5 million, net of tax. See Note 14 for additional information on the effect of SFAS No. 158 on the Corporation.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this statement did not have a material impact on the Corporation’s results of operations or financial condition.

Standards Issued But Not Yet Effective

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting treatment for certain specific items, including, but not limited to: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact that the adoption of this statement will have on the Corporation’s results of operations or financial condition will depend on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2008. Earlier adoption is prohibited. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for financial statements issued in 2009, with early adoption permitted. The adoption of this statement will not have an impact on the Corporation’s results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of the Intangible Assets (“FSP 142-3”). FSP 142-3 amend the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operations or financial condition.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), amending FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The Corporation does not anticipate that the adoption of this statement will have a material impact on the Corporation’s results of operations or financial condition.

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

2. ACQUISITIONS AND DISPOSITION OF LONG LIVED ASSET

The Corporation acquired four businesses and disposed of one business in 2008. Three of the acquired businesses and the disposition are described in more detail below. The remaining acquisition had a purchase price of $2.4 million and was purchased by our Motion Control segment. The Corporation also acquired four businesses in 2007 and three businesses in 2006, all of which are described in more detail below. All acquisitions have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. The Corporation makes preliminary estimates of the purchase price allocations, including the value of identifiable intangibles with a finite life, and records amortization based upon the estimated useful life of those intangible assets identified. The Corporation will adjust these estimates based upon input of third party appraisals, when deemed appropriate, and the determination of fair value, when finalized, no later than twelve months from the acquisition date.

The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

FLOW CONTROL

Benshaw, Inc.

On July 31, 2007 the Corporation acquired all the issued and outstanding stock of Benshaw, Inc. (“Benshaw”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $102.6 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $7.9 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date. A claim has been made against the full escrow balance pending satisfactory resolution of preacquisition tax liabilities of the seller. Furthermore, the Corporation had deposited an additional $2.5 million into escrow in consideration for the potential receipt of a material sales order within calendar year 2007. This sales order was not received, and the amount in escrow was returned to the Corporation in 2008 as a reduction of purchase price. Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values as of December 31, 2008, as follows:

(In thousands)

Accounts receivable	$16,055
Inventory	13,290
Property, plant, and equipment	7,750
Other current assets	439
Intangible assets	36,647
Current and non-current liabilities	(11,859)

Net tangible and intangible assets	62,322
Purchase price, including capitalized acquisition costs	102,698

Goodwill	$40,376

The excess of the purchase price over the fair value of the net assets acquired is $40.0 million at December 31, 2008, including foreign currency translation adjustment losses of $0.4 million. The Corporation has determined that the goodwill allocated to the U.S. entities of $37.1 million will be tax deductible.

Benshaw designs, develops, and manufactures mission critical motor control and protection product solutions for leading OEMs and industrial customers. Benshaw provides turnkey motor and machine control and protection solutions for OEM customers. Benshaw is headquartered in Pittsburgh, Pennsylvania and has nine facilities in the United States and two in Canada. Revenues of the acquired business were $82.0 million for the year ended December 31, 2006.

Valve Systems and Controls

On June 1, 2007, the Corporation acquired certain assets and certain liabilities of Valve Systems and Controls, L.P. (“VSC”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $78.0 million in cash and the assumption of certain liabilities of VSC. Under the terms of the Asset Purchase Agreement, the Corporation deposited $3.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification would be paid in 12 months after the closing date. Since no claims were made the funds held in escrow were released to the seller. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is $52.1 million at December 31, 2008. The Corporation has determined that the goodwill will be tax deductible.

VSC, is a provider of critical valve, automation, and controls solutions for all facets of flow control operations to the oil and gas market. VSC is headquartered in Houston, Texas, with satellite offices in Baton Rouge, Louisiana and Seoul, South Korea. Incremental revenues of the acquired business were approximately $40.0 million for the year ended December 31, 2006.

Scientech, LLC

On May 8, 2007, the Corporation acquired certain assets and certain liabilities of Scientech, LLC (“Scientech”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $62.1 million in cash and the assumption of certain liabilities of Scientech. Under the terms of the Asset Purchase Agreement, the Corporation deposited $5.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date. Since no claims were made within the initial 12 month holdback period, one-half of the holdback was released to the seller. However, a claim has been made prior to the expiration of the 18 month holdback period against the remaining full amount of the holdback pending satisfactory resolution of such claim with the seller. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $31.1 million at December 31, 2008. The Corporation has determined that $30.9 million of the goodwill will be tax deductible.

Scientech is a global provider of commercial nuclear power instrumentation, electrical components, specialty hardware, process control systems, and proprietary database solutions which are aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. Scientech is headquartered in Idaho Falls, Idaho and has multiple facilities throughout the United States. Revenues of the acquired business were $45.7 million for the year ended December 31, 2006.

Techswan, Inc.

On September 1, 2006, the Corporation acquired certain assets and liabilities of Techswan, Inc., which business is now operated as Swantech. The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $3.6 million in cash and the assumption of certain liabilities to acquire the intellectual property and assets of Swantech. The purchase price was funded from credit available under the Corporation’s revolving credit facility. The excess of the purchase price over the fair value of the net assets acquired is $3.2 million at December 31, 2008.

Swantech is a designer and manufacturer of highly advanced health monitoring and prognostics systems and software for critical-service machinery. Swantech is the technology leader in state-of-the-art stress wave analysis based prognostics systems, with the capability to predict critical machinery failure far in advance of conventional vibration and temperature based monitoring systems. The core technology is fully developed, and Swantech is building its applications’ base and channels to market in the commercial maritime, power, oil and gas, and defense and aerospace markets. Swantech has significant and growing penetration in monitoring luxury cruise liner critical systems. Swantech is located in Ft. Lauderdale, Florida.

Enpro Systems, Ltd.

On April 17, 2006, the Corporation acquired certain assets and liabilities of Enpro Systems, Ltd. (“Enpro”), which has subsequently been merged with Tapco International. The combined business operates as TapcoEnpro International. The purchase price, subject to customary adjustments provided for in the Asset Purchase Agreement, was $17.5 million in cash and the assumption of certain liabilities to acquire the assets of Enpro. The purchase price was funded from credit available under the Corporation’s revolving credit line. The excess of the purchase price over the fair value of the net assets acquired is $6.6 million at December 31, 2008.

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

MOTION CONTROL

VMETRO ASA

On October 15, 2008, the Corporation completed a voluntary cash tender offer for all of the issued and outstanding capital stock of VMETRO ASA (“VMETRO”) at Norwegian Kroner (“NOK”) 12.06 per share. The purchase price of the acquisition was NOK 292.3 million ($46.3 million) in cash and the assumption of NOK 148 million ($23.5 million) of net debt. Management funded the acquisition from the Corporation’s revolving credit facility. VMETRO will become part of the Corporation’s Motion Control segment within the Embedded Computing division. Revenues of the purchased business were 307 million NOK ($52.5 million) for the period ended December 31, 2007.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is NOK 344 million ($54.5 million) at December 31, 2008. The goodwill is not deductible for tax purposes.

As part of the acquired liabilities of VMETRO, we have established a $7.1 million restructuring accrual as of the acquisition date for costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as severance and relocation costs for certain employees of the acquired business. The major activities of these closed facilities will be integrated into our other existing embedded computing facilities. Employees identified for involuntary termination consist of engineers, sales personnel, and administrative and executive staff. The exit activities are scheduled to be completed by the third quarter of 2009. See Note 8 for further financial information regarding this restructuring accrual.

Founded in 1986, VMETRO is a leading supplier of commercial off-the-shelf (“COTS”) board and system-level embedded computing products for applications in aerospace, defense, industrial, communication, and medical markets. Key products provide real-time computing capabilities, high-density radar processing, data recording, and network storage systems. Application of these products as components or subsystems enables improved response time and critical protection in server and storage appliances, utility mapping, and ground penetrating radar.

VMETRO operates globally with its headquarters and principal engineering located in Oslo, Norway. Additional sales, engineering, and distribution networks are established in Sweden, Germany, France, Italy, the United States, United Kingdom, and Singapore.

Mechetronics Holdings Limited

On October 1, 2008, the Corporation acquired all of the issued and outstanding capital stock of Mechetronics Holding Ltd. and all subsidiaries (“Mechetronics”). The purchase price of the acquisition, subject to customary adjustments provided for in the Stock Purchase Agreement, was £1.3 million ($2.3 million) in cash and the assumption of certain liabilities. Under the terms of the Stock Purchase Agreement, the Corporation deposited £0.2 million ($0.4 million) into escrow as security for potential indemnification claims against the seller. Any amount of the holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification will be paid 14 months after the closing date. Management funded the acquisition from the Corporation’s available cash. The business will become a part of the Corporation’s Motion Control segment within the Integrated Sensing division. Revenues of the purchased business were approximately £5.0 million ($10.0 million) for the period ended July 31, 2008.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is £2.3 million ($4.0 million) at December 31, 2008. The goodwill is not deductible for tax purposes.

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

Curtiss-Wright Accessory Services

On May 9, 2008, the Corporation sold its third-party commercial aerospace repair and overhaul business located in Miami, Florida for $8.0 million. The determination was made to divest the business because third-party repair work was not considered a core business of the Corporation. This business was part of our Motion Control segment and contributed $18.5 million in sales and $1.8 million in pretax income for the year ended December 31, 2007. On the date of sale, the business had assets of $8.7 million and liabilities of $1.1 million, which combined with transaction costs of $0.7 million, resulted in a $0.3 million loss, which is classified as a reduction of Other Income, net on the Condensed Consolidated Statements of Earnings. The Corporation did not report the disposal as discontinued operations as the amounts are not considered significant. On March 31, 2008, the Corporation performed a goodwill impairment test of the portion of the reporting unit that will be retained and concluded that no impairment charges were required.

IMC Magnetics Corporation

On September 1, 2007, the Corporation acquired all the issued and outstanding stock of IMC Magnetics Corporation (“IMC”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $37.5 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $3.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of $0.5 million less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 24 months after the closing date. However, a claim has been made prior to the expiration of the 18 month holdback period against the remaining full amount of the holdback pending satisfactory resolution of such claim with the seller. Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is $17.6 million at December 31, 2008. The goodwill is not deductible for tax purposes.

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

METAL TREATMENT

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

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values. The estimated excess of the purchase price over the fair value of the net assets acquired is $5.0 million at December 31, 2008. The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final input of third party appraisals.

PCS applies parylene coatings primarily for the medical device industry. PCS applies parylene coatings to medical devices, including coronary artery stents, rubber/silicone seals, and wire forming mandrels used in the manufacture of catheters. The conformal coating provides lubricity; resistance to solvents, radiation, and bacteria; and is also biocompatible. In addition to medical applications, parylene coatings are uniquely suited for use in niche electronic, oil and gas, and general industrial applications. PCS is headquartered and operates one facility in Katy, Texas. Revenues of the acquired business were $2.6 million for the year ended December 31, 2007.

Allegheny

On May 9, 2006, the Corporation purchased the assets and certain liabilities of two units of Diversified Coatings, Inc. (“Allegheny”). The purchase price was $14.9 million in cash and the assumption of certain liabilities. The purchase price was funded from credit available under the Corporation’s revolving credit facilities. The excess of the purchase price over the fair value of the net assets acquired is $4.9 million at December 31, 2008.

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

Credit risk is generally diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor of various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 36%, 38%, and 45% of consolidated revenues in 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007, accounts receivable due directly or indirectly from these government sources represented 34% of net receivables. No single customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2008 and 2007.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The composition of receivables is as follows:

(In thousands) December 31,	2008	2007

Billed receivables:
Trade and other receivables	$286,123	$288,661
Less: Allowance for doubtful accounts	(4,824)	(5,347)

Net billed receivables	281,299	283,314

Unbilled receivables:
Recoverable costs and estimated earnings not billed	135,511	123,695
Less: Progress payments applied	(21,151)	(14,091)

Net unbilled receivables	114,360	109,604

Receivables, net	$395,659	$392,918

The net receivable balance at December 31, 2008, included $17.8 million related to the Corporation’s 2008 acquisitions.

4. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

(In thousands) December 31,	2008	2007

Raw material	$126,799	$97,580
Work-in-process	63,195	58,700
Finshed goods and component parts	82,652	70,637
Inventoried costs related to U.S. Government and other long-term contracts	60,721	62,219

Gross inventories	333,367	289,136

Less: Inventory reserves	(34,283)	(30,999)
Progress payments applied, principally related to long-term contracts	(17,576)	(16,409)

Inventories, net	$281,508	$241,728

The net inventory balance at December 31, 2008 included $9.4 million related to the Corporation’s 2008 acquisitions.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows:

(In thousands) December 31,	2008	2007

Land	$19,620	$21,454
Buildings and improvements	127,595	132,647
Machinery, equipment, and other	533,800	473,584

Property, plant, and equipment, at cost	681,015	627,685
Less: Accumulated depreciation	(316,983)	(298,028)

Property, plant, and equipment, net	$364,032	$329,657

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $47.2 million, $43.5 million, and $38.8 million, respectively.

6. GOODWILL

Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired.

The changes in the carrying amount of goodwill for 2008 and 2007 are as follows:

(In thousands)	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2006	$130,062	$257,156	$23,883	$411,101
Goodwill from 2007 acquisitions	123,085	17,145	—	140,230
Change in estimate to fair value of net assets acquired in prior years	875	(1,303)	304	(124)
Additional consideration of prior years’ acquisitions	8,460	903	10	9,373
Foreign currency translation adjustment	1,965	7,667	207	9,839

December 31, 2007	$264,447	$281,568	$24,404	$570,419

Goodwill from 2008 acquisitions	—	58,586	5,061	63,647
Change in estimate to fair value of net assets acquired in prior years	580	343	—	923
Additional consideration of prior years’ acquisitions, net of disposition	618	(1,191)	—	(573)
Foreign currency translation adjustment	(4,764)	(19,759)	(995)	(25,518)

December 31, 2008	$260,881	$319,547	$28,470	$608,898

During 2008, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2008. Approximately $5.0 million and $120 million of the goodwill on acquisitions made during 2008 and 2007, respectively, is deductible for tax purposes.

In accordance with SFAS No. 142, the Corporation completed its annual goodwill impairment testing as of October 31, 2008, 2007, and 2006 and July 31, 2006. During the quarter ended December 31, 2006, the Corporation changed the date of its annual goodwill impairment testing to October 31 in order to better align with the Corporation’s normal business process for updating the Corporation’s strategic plan and forecasts. The Corporation believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge. Goodwill impairment tests performed as of October 31, 2008, 2007, and 2006 and July 31, 2006, concluded that no impairment charges were required as of those dates. The Corporation determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the Corporation’s financial statements when applied retrospectively.

7. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2008 and 2007. No indefinite lived intangible assets were purchased in 2008 or 2007.

(In thousands, except years data)	2008		2007

	Amount	Years	Amount	Years
Technology	$7,608	11.3	$25,237	12.5
Customer related intangibles	20,116	10.1	51,417	11.8
Other intangible assets	3,398	9.1	22,553	15.3

Total	$31,122	10.3	$99,207	12.8

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands) 2008	Gross	Accumulated Amortization	Net

Technology	$121,948	$(33,867)	$88,081
Customer related intangibles	153,113	(38,440)	114,673
Other intangible assets	37,965	(6,123)	31,842

Total	$313,026	$(78,430)	$234,596

(In thousands) 2007	Gross	Accumulated Amortization	Net

Technology	$121,029	$(26,461)	$94,568
Customer related intangibles	140,064	(25,357)	114,707
Other intangible assets	34,994	(3,427)	31,567

Total	$296,087	$(55,245)	$240,842

The following table presents the changes in the net balance of other intangible assets during 2008:

(In thousands)	Technology	Customer Related Intangibles	Other Intangible Assets	Total

December 31, 2007	$94,568	$114,707	$31,567	$240,842
Acquired during 2008	7,608	20,116	3,398	31,122
Change in estimate of fair value related to purchase price allocation	187	14	(8)	193
Amortization expense	(9,011)	(14,934)	(3,060)	(27,005)
Net foreign currency translation adjustment	(5,271)	(5,230)	(55)	(10,556)

Total	$88,081	$114,673	$31,842	$234,596

Included in other intangible assets at December 31, 2008 and 2007, are $9.9 million of intangible assets not subject to amortization. In accordance with SFAS No. 142, the Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of 2008, 2007, and 2006, and concluded there was no impairment of value.

Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $27.0 million, $19.2 million, and $11.9 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)

2009	$23,723
2010	20,420
2011	19,433
2012	18,141
2013	16,717

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

(In thousands) December 31,	2008	2007

Accrued compensation	$68,915	$61,998
Accrued commissions	7,883	9,961
Accrued interest	5,405	5,324
Accrued taxes other than income taxes	5,318	5,178
Accrued insurance	4,413	5,382
Other	12,039	15,364

Total accrued expenses	$103,973	$103,207

Other current liabilities consist of the following:

(In thousands) December 31,	2008	2007

Warranty reserves	$10,775	$10,774
Litigation reserves	9,783	8,022
Additional amounts due to sellers on acquisitions	9,536	1,977
Restructuring accrual	6,146	—
Reserves on loss contracts	4,205	8,791
Current deferred tax liability	3,087	690
Current portion of pension and other postretirement liabilities	2,878	2,356
Loss on forward foreign currency contracts	2,434	421
Current portion of environmental reserves	1,805	2,094
Other	5,893	3,278

Total other current liabilities	$56,542	$38,403

The accrued expenses and other current liabilities at December 31, 2008 included $7.5 million and $12.5 million respectively, related to the Corporation’s 2008 acquisitions.

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

(In thousands)	2008	2007

Warranty reserves at January 1,	$10,774	$9,957
Provision for current year sales	7,384	3,992
Current year claims	(4,691)	(3,038)
Change in estimates to pre-existing warranties	(2,059)	(1,516)
Increase due to acquisitions	97	1,027
Foreign currency translation adjustment	(730)	352

Warranty reserves at December 31,	$10,775	$10,774

In connection with the acquisition of VMETRO in October 2008, the Corporation established a restructuring accrual of $7.1 million in accordance with EITF No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business. As of December 31, 2008, the Corporation has not finalized its plans associated with the restructuring and has estimated the costs noted above. These costs are subject to adjustment upon finalization of the plan, and will be accounted for as an adjustment to the purchase price of the acquisition. We intend to complete these activities by the third quarter of 2009.

The following table shows the details of the restructuring cost accruals included in other current liabilities for the year ended December 31, 2008.

(In thousands)	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total

October 15, 2008	$4,422	$2,038	$628	$7,088
Cash Paid	(604)	—	—	(604)
Currency Translation Adjustment	(202)	(136)	—	(338)

December 31, 2008	$3,616	$1,902	$628	$6,146

9. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2008	2007	2006

Domestic	$71,976	$89,422	$74,275
Foreign	97,126	64,749	43,347

	169,102	154,171	117,622

The provision for income taxes for the years ended December 31 consist of:

(In thousands)	2008	2007	2006

Current:
Federal	$28,644	$35,177	$29,640
State	8,906	3,602	4,726
Foreign	28,532	19,208	14,106

	66,082	57,987	48,472

Deferred:
Federal	(5,410)	(4,109)	(5,397)
State	(1,704)	337	(930)
Foreign	388	(4,372)	(5,092)

	(6,726)	(8,144)	(11,419)

Valuation allowance	356	—	—

Provision for income taxes	$59,712	$49,843	$37,053

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	2.6	1.8	2.0
Enacted future rate changes	0.1	(2.1)	(1.4)
R&D tax credits	(1.2)	(1.9)	(3.0)
Foreign rate differential	(1.3)	0.2	(0.8)
All other, net	0.1	(0.7)	(0.3)

Effective tax rate	35.3%	32.3%	31.5%

During 2008, a valuation allowance of $5.0 million was established through purchase accounting as result of a recent acquisition. An additional valuation allowance $0.4 million was established through income tax provision. Our 2007 effective tax rate included tax benefits of $4.1 million, including $3.2 million related to the tax law changes in Canada, the United Kingdom, and Germany and research and development credits from our U.K. operations of $0.9 million. Our 2006 effective tax rate included tax benefits of $5.1 million including $2.0 million relating to research and development credits from our Canadian operations, the impact of a Canadian tax law change enacted during the second quarter of 2006, which resulted in a $1.6 million favorable adjustment, and the release of a tax reserve associated with the sale of a former facility following the expiration of the statute of limitations, which resulted in a $1.5 million favorable adjustment, net of tax.

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2008	2007

Deferred tax assets:
Environmental reserves	$8,970	$9,622
Inventories	10,834	9,987
Postretirement/postemployment benefits	16,310	16,382
Incentive compensation	5,188	5,198
Accrued vacation pay	4,781	4,370
Warranty reserve	3,285	2,359
Legal reserves	3,668	2,797
Share-based payments	4,648	3,034
Retirement plans	40,675	—
Other	17,701	9,683

Total deferred tax assets	116,060	63,432

Deferred tax liabilities:
Retirement plans	—	19,368
Depreciation	19,936	18,456
Goodwill amortization	25,337	20,194
Other intangible amortization	31,970	31,676
Cumulative translation adjustment	—	4,087
Other	2,937	2,023

Total deferred tax liabilities	80,180	95,804

Valuation allowance	5,375	—

Net deferred tax assets (liabilities)	$30,505	$(32,372)

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2008	2007

Net current deferred tax assets	$37,314	$30,208
Net current deferred tax liabilities	3,087	690
Net noncurrent deferred tax assets	23,128	526
Net noncurrent deferred tax liabilities	26,850	62,416

Net deferred tax assets (liabilities)	$30,505	$(32,372)

As of December 31, 2008, the Corporation had state and foreign net operating loss carryforwards of $2.2 million, after tax. The state net operating loss carryforwards expire through the year 2023. The foreign net operating loss carryforwards for Mexico expire through the year 2018 and Norway has no expiration date.

Income tax payments of $65.3 million were made in 2008, $62.1 million in 2007, and $45.4 million in 2006.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2008 was $111.0 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, the Corporation recognized a $0.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to January 1, 2007 balance in retained earnings. At December 31, 2008 and 2007, the Corporation had a liability for unrecognized tax benefits of $4.4 and $4.5 million, respectively (of which $3.4 and $3.3 million, if recognized, would favorably affect the Corporation’s effective tax rate).

Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the accompanying consolidated statements of operations. Penalties are recognized as a component of “Selling, general and administrative expenses.” Upon the implementation of FIN 48, the Corporation recognized $0.2 million of interest expense and $0.2 million of penalties. The Corporation recognized $0.2 and $0.5 million of interest expense for the years ended December 31, 2008 and 2007, respectively, and $0.2 million of penalties related to unrecognized tax benefits for the year ended December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2008	2007

Balance at January 1,	$4,502	$3,261
Additions based on tax positions taken during a prior period	595	802
Additions based on tax positions taken during the current period	358	581
Reductions related to settlement of tax matters	(347)	(10)
Reductions related to a lapse of applicable statute of limitations	(398)	(349)
Foreign currency translation	(265)	217

Balance at December 31,	$4,445	$4,502

In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States – Federal	2005 - present
United States – State	1998 - present
Canada	2005 – present

The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months.

10. DEBT

Debt consists of the following:

(In thousands) December 31,	2008	2007

Industrial Revenue Bonds, due from 2008 through 2028	$9,058	$9,120
Revolving Credit Agreement, due 2012	154,500	152,000
5.13% Senior Notes due 2010	74,900	74,843
5.74% Senior Notes due 2013	125,066	125,080
5.51% Senior Notes due 2017	150,000	150,000
Other debt	3,185	861

Total debt	516,709	511,904
Less: Short-term debt	3,249	923

Total Long-term debt	$513,460	$510,981

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 2.32% and 3.58% in 2008 and 2007, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 3.80% and 6.13% in 2008 and 2007, respectively.

The fair value of the Corporation’s debt is prepared in accordance with the requirements of SFAS No. 157, as noted above. The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues. The carrying amount of the Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $313.9 million and $343.9 million at December 31, 2008 and 2007, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows(1):

(In thousands)

2009	$3,249
2010	75,066
2011	68
2012	154,570
2013	125,072
Thereafter	158,718

Total	$516,743

(1) Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

Interest payments of $26.5 million, $25.3 million, and $21.3 million were made in 2008, 2007, and 2006, respectively.

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility increased from $400.0 million to $425.0 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600.0 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. The Credit Agreement does not contain any subjective acceleration clauses. As of December 31, 2008, the Corporation was in compliance with all covenants and had the flexibility to issue additional debt of approximately $731.0 million without exceeding the covenant limit defined in the Credit Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We had $154.5 million and $152.0 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2008 and 2007, respectively. The unused credit available under the Credit Agreement at December 31, 2008 and 2007 was $208.0 million and $224.4 million, respectively.

On December 1, 2005, the Corporation issued $150.0 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase

Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2008, the Corporation was in compliance with all covenants.

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

On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2008, the Corporation was in compliance with any covenants.

At December 31, 2008, substantially all of the industrial revenue bond issues are collateralized by real estate, machinery, and equipment. Certain of these issues are supported by letters of credit, which total $8.5 million. The Corporation had various other letters of credit totaling $54.0 million. Substantially all letters of credit are included under the Credit Agreement.

11. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.

At December 31, 2008 and 2007, the Corporation had non-qualified share options outstanding of 1,078,379 shares and 357,984 shares, respectively, which were not included in the computation of diluted EPS because to do so would have been antidilutive. Earnings per share calculations for the years ended December 31, 2008, 2007, and 2006, are as follows:

(In thousands, except per share data)	Net Income	Weighted-Average Shares Outstanding	Earnings Per Share

2008:

Basic earnings per share	$109,390	44,716	$2.45
Effect of dilutive securities:
Employee share-based compensation awards		596
Deferred director share-based compensation		62

Diluted earnings per share	$109,390	45,374	$2.41

2007:

Basic earnings per share	$104,328	44,313	$2.35
Effect of dilutive securities:
Employee share-based compensation awards		602
Deferred director share-based compensation		64

Diluted earnings per share	$104,328	44,979	$2.32

2006:

Basic earnings per share	$80,569	43,826	$1.84
Effect of dilutive securities:
Employee share-based compensation awards		445
Deferred director share-based compensation		63

Diluted earnings per share	$80,569	44,334	$1.82

12. SHARE-BASED COMPENSATION PLANS

The Corporation maintains three share-based compensation plans under which it utilizes six different forms of employee and non-employee share-based compensation awards, as explained in further detail below, which include non-qualified share options, employee stock purchase plan options, performance shares, performance restricted shares, restricted stock, and restricted stock units. Certain awards provide for accelerated vesting if there is a change in control. Prior to January 1, 2006, the Corporation applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for share-based employee awards. Accordingly, the Corporation did not recognize compensation expense for the issuance of non-qualified share options with an exercise price equal to the market value of the underlying common stock on the date of grant or for options granted under the employee stock purchase plan. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2008, 2007, and 2006 includes compensation expense related to the remaining unvested portion of non-qualified share options granted prior to January 1, 2006.

The compensation cost charged against income for employee and non-employee director share-based compensation programs during 2008, 2007, and 2006 is as follows:

(In thousands)	2008	2007	2006

Non-qualified share options	$5,645	$6,259	$3,558
Employee stock purchase options	2,782	1,557	1,387
Performance shares	2,027	1,630	1,011
Performance restricted shares	265	260	260
Restricted stock and restricted stock units	2,348	822	56
Other share-based payments	596	384	349

Total share-based compensation expense before income taxes	13,663	10,912	6,621
Income tax benefit	4,297	3,741	1,989

Net income impact	$9,366	$7,171	$4,632

Other share-based payments include unrestricted share awards to employees and restricted stock awards to non-employee directors, who are treated as employees as prescribed by SFAS 123(R). The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expenses in the consolidated statements of earnings. No cost was capitalized during 2008, 2007, or 2006.

1995 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan

Awards under the 1995 Long-Term Incentive Plan (the “1995 LTI Plan”) consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants. Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were approved for issuance. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2009 to replenish treasury stock for issuances made to satisfy stock option exercises.

Effective May 19, 2005, stockholders approved the 2005 Long-Term Incentive Plan (the “2005 LTI Plan”) (collectively with the 1995 LTI Plan, the “LTI Plans”), which superseded the 1995 LTI Plan. The shares that were registered and not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of December 31, 2008 there were options representing a total of 0.8 million shares outstanding under the 1995 plan.

Awards under the 2005 LTI Plan consist of six components – performance units (cash), non-qualified stock options, performance shares, performance restricted shares, restricted stock, and restricted stock units. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2009 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

Under the LTI Plans, the Corporation awarded total performance units of 13.6 million, 11.4 million, and 8.5 million in 2008, 2007, and 2006, respectively, to certain key employees. The performance units are denominated in dollars and are contingent upon the Corporation’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $9.4 million, $7.3 million, and $7.7 million in 2008, 2007, and 2006, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the LTI Plans, the Corporation grants non-qualified share options to key employees in the fourth quarter of each year. Stock options granted under the LTI Plans expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

Under the 2005 LTI Plan, the Corporation granted performance shares, performance restricted shares, restricted stock, and restricted stock units to certain of the Corporation’s officers and certain key executives, which are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance shares were granted to officers of the Corporation in the fourth quarter of 2008, 2007, and 2006 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such award. The performance restricted shares were granted to certain key employees in the first quarter of 2006 and were contingent upon the satisfaction of performance objectives keyed to achieving certain operating income statistics in 2006. For those who satisfied their objectives, the performance restricted shares were issued but restricted for an additional two years. The Corporation granted restricted stock units to two officers in September 2007 and 2006, which, under the terms of the agreements, will vest in 2016, and restricted stock to officers and certain key executives in November 2008, 2007, and 2006, which, under the terms of the agreements, will completely vest in 2011, 2010, and 2009, respectively.

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

As of December 31, 2008, there are 2.3 million remaining allowable shares for issuance under the 2005 LTI Plan.

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

	2008	2007	2006

Risk-free rate	2.72%	3.88%	4.59%
Expected volatility	29.37%	23.68%	22.15%
Expected dividends	1.06%	0.59%	0.65%
Expected term (in years)	6	7	7
Weighted-average grant-date fair value of options	$8.99	$17.50	$12.08

A summary of employee stock option activity under the LTI Plans is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2007	1,995	$29.26
Granted	748	30.17
Exercised	(154)	17.15
Forfeited	(25)	40.12

Outstanding at December 31, 2008	2,564	$30.15	7.3	$8,312

Exercisable at December 31, 2008	1,468	$25.84	5.6	$11,081

The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was $5.1 million, $8.7 million, and $6.4 million, respectively. The table above represents the Corporation’s estimate of options fully vested and/or expected to vest as expected forfeitures are not material to the Corporation and therefore are not reflected in the table above.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was in-substance, multiple awards. During 2008, 2007, and 2006, compensation cost associated with non-qualified stock options of $5.6 million, $6.3 million, and $3.6 million respectively, was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of December 31, 2008, there was $5.7 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

Cash received from option exercises during 2008, 2007, and 2006 was $2.6 million, $4.4 million, and $4.1 million, respectively. The total tax benefit generated from options exercised during 2008, 2007, and 2006, was $1.6 million, $3.0 million, and $2.4 million, respectively. Tax benefits received on exercised options which were subject to expense under SFAS 123(R) have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expense have been credited to additional paid in capital.

Performance Shares, Performance Restricted Shares, Restricted Stock, and Restricted Stock Units

Since 2005, the Corporation granted performance shares and performance restricted shares to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various departmental and company-wide performance goals, including net income targets against budget and as a percentage of sales against a peer group and operating income as a percentage of sales against budget. The nonvested shares are subject to forfeiture if established performance goals are not met, or employment is terminated other than due to death, disability, or retirement. The shares are nontransferable while subject to forfeiture. Restricted stock and restricted stock units have also been granted to key executives during 2008, 2007, and 2006. The nonvested restricted stock and restricted stock units are subject to forfeiture if employment is terminated other than due to death or disability, and the units are nontransferable while subject to forfeiture. A summary of the Corporation’s nonvested performance share, performance restricted share, restricted stock, and restricted stock unit activity for 2008 is as follows:

	Shares/ Units (000’s)	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Nonvested at December 31, 2007	629	$37.21
Granted	342	30.12
Vested	—	—
Forfeited	(10)	48.75

Nonvested at December 31, 2008	961	$34.57	2.8	$32,088

Expected to vest at December 31, 2008	631	$35.09	3.7	$21,077

The grant-date fair values of performance shares are based on the closing market price of the stock on the date of grant, and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that approximately 50% of the performance shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. During 2006, it was determined that 27,000 performance restricted shares would eventually vest, and, therefore, the Corporation had expensed $0.3 million in 2008, 2007, and 2006. These shares will vest on January 1, 2009. The grant date fair values of the restricted stock and restricted stock units are based on the closing market price of the stock at the date of grant. The restricted stock and restricted stock units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. As of December 31, 2008, there was $13.6 million of unrecognized compensation cost related to nonvested performance shares, restricted stock, and restricted stock units, which is expected to be recognized over a period of 3.7 years.

Employee Stock Purchase Plan

The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2008, 188,468 shares were purchased under the ESPP. As of December 31, 2008, there were 1.2 million shares available for future offerings and the Corporation has withheld $1.5 million from employees, the equivalent of 140,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.2 million of tax benefit associated with disqualifying dispositions during 2008, all of which was credited to additional paid in capital.

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

	2008	2007	2006

Risk-free interest rate	2.74%	4.23%	4.82%
Expected volatility	33.94%	30.02%	23.25%
Expected dividend yield	0.35%	0.29%	0.42%
Weighted-average option life (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$11.50	$11.61	$6.52

1996 Stock Plan for Non-Employee Directors and 2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2008, 2007, and 2006, the value of the award granted in the first quarter was $50,000 per director. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time restricted stock award, which during 2008, 2007, and 2006 was valued at $25,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2008, 2007 and 2006, the Corporation awarded 11,628, 10,642, and

15,320, respectively, shares of restricted stock under the 2005 Stock Plan, of which 6,120, 7,512, and 9,100 shares, respectively, have been deferred by certain directors.

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

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 62,077 and 63,808 shares at an average price of $25.51 and $25.96, respectively, as of December 31, 2008 and 2007, respectively. During 2008 and 2007, the Corporation issued 11,407 and 13,002 shares, respectively, in compensation pursuant to such elections.

13. ENVIRONMENTAL COSTS

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2008. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. The reserve balance as of December 31, 2008, was $6.0 million, which was a slight decrease over the prior year balance due to continuing payments against the established liability. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement.

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

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey, property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. During 2006, the Corporation increased the remediation reserve by $0.7 million based upon revised operating cost projections. As of December 31, 2008, the reserve balance was $0.7 million.

In the fourth quarter of 2004, the Corporation increased the remediation reserve related to the Caldwell Trucking landfill superfund site by $4.4 million. The increase related to the estimated groundwater remediation for this site, which could span over 30 years. During 2006, the Corporation increased the remediation reserve by $0.6 million based upon revised operating projections. Through 2007, the majority of the costs for this site have been for the soil remediation. As of December 31, 2008, the reserve balance was $5.4 million.

The Corporation maintains several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of one operating facility. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has obligations for additional environmental remediation costs at this facility, which are ongoing. As of December 31, 2008, the balance in this reserve was $9.6 million. In 2007 the Corporation recorded a receivable of $1.9 million for the recovery from the U.S. Government and was based on a pending settlement for environmental remediation costs associated with our EMD facility in Cheswick, Pennsylvania. The Corporation deemed the recovery probable per SOP 96-1 “Environmental Remediation Liabilities,” and subsequently received the funds in the fourth quarter of 2008. The Corporation obtained partial environmental insurance coverage specifically for this facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown.

The Corporation’s aggregate environmental obligation at December 31, 2008 was $22.2 million compared to $23.0 million at December 31, 2007. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2008 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2008, the undiscounted cash flows associated with the discounted reserves were $9.2 million and are anticipated to be paid over the next 30 years.

14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains thirteen separate and distinct pension and other postretirement benefit plans, consisting of five domestic pension and other postretirement benefit plans and eight separate foreign pension plans. The Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the “Curtiss-Wright Plans”). As a result of the acquisition of EMD in 2002, the Corporation obtained three unfunded pension and postretirement benefit plans (the “EMD Plans”), similar in nature to those listed above. The EMD qualified plan was subsequently merged into the Curtiss-Wright plan, as described below. The unfunded status of the acquired EMD Plans was recorded as a liability at the date of acquisition. During 2003, the funds associated with the qualified pension plans of both the Curtiss-Wright Plans and EMD Plans were placed under a master trust fund, from which the Corporation directs the investment strategy for both plans.

In February 2007, a plan amendment was executed with an effective date of January 1, 2007 merging the Curtiss-Wright Electro-Mechanical Corporation (“EMD”) Pension Plan into the Curtiss-Wright Pension Plan, hereafter named the Curtiss-Wright Pension Plan (“CW Pension Plan”). The merger has no effect on the level of plan benefits provided to participants or the management of plan assets since the funds for both plans were historically managed under one master trust. As a result of the merger, the assets and liabilities of the respective plans have been combined in the consolidated balance sheet, resulting in a reclassification of accrued EMD pension liability of $32.9 million to reduce the Curtiss-Wright prepaid pension asset.

The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Mexico assumed in a 2007 acquisition, and one plan each in Canada, Switzerland, and Norway. The Norway plan and one of the plans in the United Kingdom were assumed in 2008 acquisitions. The total projected benefit obligation related to all foreign plans is $55.8 million as of December 31, 2008. Each plan is further described below.

Domestic Plans

The Curtiss-Wright Plans

As a result of the qualified plan merger, the Corporation maintains a defined benefit pension plan, the CW Pension Plan, covering all employees under four benefit formulas: a non-contributory non-union and union formula for all Curtiss-Wright (“CW”) employees except for those of the Curtiss-Wright Electro-Mechanical Corporation (“EMD”) and a contributory union and non-union benefit formula for participants of the former EMD Pension Plan.

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

At December 31, 2008, the Corporation had a noncurrent pension liability of $72.5 million, while in 2007 the Corporation had prepaid pension costs of $73.9 million. The Corporation did not contribute funds to the CW Pension Plan in 2008 and does not expect to make contributions in 2009.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $11.7 million and $3.8 million as of December 31, 2008 and 2007, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $0.9 million in 2009.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. As of December 31, 2008 and 2007, the Corporation had an accrued postretirement benefit liability of $0.7 million and $0.7 million, respectively. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2009.

The EMD Plans

The Corporation maintains the Curtiss-Wright Electro-Mechanical Corporation Non-Qualified Plan (the “EMD Supplemental Plan”), a non-qualified, non-contributory, non-funded supplemental retirement plan for eligible EMD key executives. The EMD Supplemental Plan provides for periodic payments upon retirement that are based on total compensation (including amounts in excess of qualified plan limits) and years of service and are reduced by benefits earned from certain other pension plans in which the executives participate. At December 31, 2008 and 2007, the Corporation had an accrued pension liability of $2.4 million and $2.5 million, respectively. The Corporation’s contributions to the EMD Supplemental Plan are not expected to be material in 2009.

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. The Corporation had an accrued postretirement benefit liability at December 31, 2008 and 2007 of $28.1 million and $30.5 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2008 and 2007, the discounted receivable included in other assets was $3.5 million and $4.0 million, respectively. The Corporation expects to contribute $1.8 million to the EMD Retirement Plan during 2009.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2008 and 2007, the Corporation had an accrued pension liability of $0.2 million and $0.4 million, respectively. The Corporation’s contributions to the Indal Plan are expected to be $0.3 million in 2009.

Metal Improvement Company – Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 6% of their pensionable salary, and the Corporation funds the balance of the cost to provide benefits. Members are eligible for early retirement with reduced benefits. The plan provides for early retirement at reduced benefits and was closed to new entrants as of January 1, 2004. As of December 31, 2008 and 2007, the Corporation had an accrued pension liability of $4.6 million and $3.1 million, respectively. The Corporation’s contributions to the MIC Plan are expected to be approximately $0.9 million in 2009.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits and was closed to new entrants at time of acquisition in 2002. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2008 and 2007, the Corporation had an accrued pension liability of $1.4 million and $0.8 million, respectively. The Corporation’s contributions to the P&G Plan are expected to be approximately $1.0 million in 2009.

Mechetronics Limited Retirement Benefits Scheme (UK)

The Corporation assumed defined benefit obligations as a result of the acquisition of Mechetronics on October 1, 2008. The plan, which covers 20 employees as of December 31, 2008 and is closed to new entrants, is based on Final Pensionable Salary and years of service. As of December 31, 2008, the Corporation had an accrued pension liability of $3.8 million. The Corporation’s contributions to the plans are expected to be $0.4 million in 2009.

Curtiss Wright Antriebstechnik GmbH (“CWAT”) Pension Plan (Switzerland)

CWAT sponsors a defined contribution plan covering 84 employees as of December 31, 2008. Under Swiss Law, there is a guaranteed minimum benefit requirement which must be valued as a defined benefit obligation for US GAAP purposes. As of December 31, 2008, the Corporation had an accrued pension liability of $1.3 million, while as of December 31, 2007 the Corporation recognized a pension asset of an immaterial amount. The Corporation’s contributions to the plans are expected to be $0.7 million in 2009.

Power Systems Inc. (“PSI”) de Mexico Pension Plans (subsidiary of IMC Magnetics, Inc.)

The Corporation assumed defined benefit obligations as a result of the acquisition of IMC Magnetics in 2007. Under Federal Labor Law in Mexico, all full-time employees of PSI de Mexico are entitled to benefits under two plans: Seniority Premium and Termination Indemnity. The Seniority Premium plan enables employees to receive benefits in the event of death, disability, dismissal, voluntary separation, and retirement. Benefits under voluntary separation and retirement are subject to certain requirements. The benefit is equal to 12 days of salary per year of accreditable service, payable or in lump sum. The Termination Indemnity enables employees to receive benefits in the event of dismissal or retirement. The benefit is equal to three months of salary plus bonuses, plus twenty days of salary plus bonus per year of accredited service, payable in lump sum. As of December 31, 2008 and 2007, the Corporation had an accrued pension liability of $0.1 million and $0.2 million, respectively. The Corporation’s contributions to the plans are expected to be immaterial in 2009.

VMETRO ASA Pension Plan

The Corporation assumed defined benefit obligations as a result of the acquisition of VMETRO on October 15, 2008. The group pension plan entitles the employees of the Norwegian companies with future benefits based on years of service, the wage level at time of retirement, and benefits from the national insurance plan. As of December 31, 2008, the Corporation had an accrued pension liability of $1.8 million. The Corporation’s contributions to the plan are expected to be approximately $0.4M in 2009.

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described above. The postretirement benefits information includes the domestic CW and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans. All plans were valued using a December 31, 2008 measurement date to comply with the requirements of SFAS No.158 to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

	Pension Benefits		Postretirement Benefits

(In thousands)	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$368,893	$325,828	$31,146	$29,632
Service cost	23,197	20,236	684	623
Interest cost	21,069	19,085	1,778	1,744
Plan participants’ contributions	2,249	1,703	430	359
Amendments	1,895	382	—	—
Actuarial (gain) loss	(11,125)	9,275	(3,201)	1,076
Benefits paid	(22,224)	(22,532)	(2,684)	(2,331)
Acquisitions/transferred liabilities	16,466	14,068	—	—
Retiree drug subsidy received	—	—	251	43
Settlements	(1,176)	—	—	—
Plan measurement date change	10,632	—	414	—
Currency translation adjustments	(11,163)	848	—	—

Benefit obligation at end of year	398,713	368,893	28,818	31,146

Change in plan assets:
Fair value of plan assets at beginning of year	431,336	373,678	—	—
Actual return on plan assets	(123,965)	57,439	—	—
Employer contribution	3,785	6,417	2,254	1,972
Plan participants’ contributions	2,249	1,703	430	359
Acquisitions/transferred liabilities	9,707	13,943	—	—
Benefits paid	(22,224)	(22,532)	(2,684)	(2,331)
Settlements	(1,176)	—	—	—
Plan measurement date change	7,315	—	—	—
Currency translation adjustments	(8,136)	688	—	—

Fair value of plan assets at end of year	298,891	431,336	—	—

Funded status	(99,822)	62,443	(28,818)	(31,146)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	—	73,947	—	—
Current liabilities	(1,048)	(411)	(1,830)	(1,945)
Noncurrent liabilities	(98,774)	(10,300)	(26,988)	(29,201)

Net amount recognized in statement of financial position:	$(99,822)	$63,236	$(28,818)	$(31,146)

Amounts recognized in accumulated other comprehensive income (AOCI) consist of:
Net actuarial loss (gain)	107,306	(33,771)	(11,720)	(9,179)
Prior service cost	4,385	3,289	—	—

Net amount recognized in AOCI	$111,691	$(30,482)	$(11,720)	$(9,179)

Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	685	175	(763)	(526)
Prior service cost recognition	633	484	—	—

Accumulated benefit obligation	$349,627	$322,200	N/A	N/A

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	387,441	27,588	N/A	N/A
Accumulated benefit obligation	342,637	23,784	N/A	N/A
Fair value of plan assets	289,051	17,385	N/A	N/A
Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.89%	5.87%	6.00%	5.99%
Rate of compensation increase	4.02%	4.03%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.50%	9.50%
Ultimate rate reached in 2012	N/A	N/A	5.50%	5.50%

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense:
(In thousands)	2008	2007	2006

Service cost	$23,197	$20,236	$19,408
Interest cost	21,069	19,085	17,714
Expected return on plan assets	(30,170)	(28,213)	(26,581)
Amortization of prior service cost	635	481	452
Amortization of transition obligation	—	—	(4)
Recognized net actuarial loss	718	512	510
Cost of settlement	119	—	832
Special termination benefits	—	—	723

Net periodic benefit expense	$15,568	$12,101	$13,054

Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.87%	5.91%	5.70%
Expected return on plan assets	8.29%	8.43%	8.45%
Rate of compensation increase	4.03%	4.00%	3.54%

The “Cost of settlement” and “Special termination benefits” indicated above represent events that are accounted for under SFAS No. 88,”Employers” Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“FAS 88”). The settlement charge in 2008 is resulting from the retirement of an employee at CWAT in Switzerland. The 2006 settlement charge is resulting from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout. As a result of this single lump sum payout, special settlement requirements under FAS 88 have been triggered. The special termination benefits charge resulted from benefits offered for a limited period of time to certain employees in the Motion Control segment who were subject to a reduction in workforce with the Corporation during 2006. Consistent with the requirements of FAS 88, this liability is to be recognized when the employees accept the offer and the amount can be reasonably estimated.

The following table details the components of net periodic expense for the CW and EMD Postretirement Benefit Plans:

(In thousands)	2008	2007	2006

Service cost	$684	$623	$530
Interest cost	1,778	1,744	1,645
Recognized net actuarial gain	(575)	(632)	(533)

Net periodic benefit expense	$1,887	$1,735	$1,642

Weighted-average assumptions in determination of net periodic benefit cost:

Discount rate	5.99%	5.99%	5.74%
Health care cost trends:
Current year rate	9.50%	11.50%	13.00%
Ultimate rate reached in 2010, 2011, and 2010, respectively	5.50%	5.50%	5.50%

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease

Total service and interest cost components	$265	$(209)
Postretirement benefit obligation	$2,860	$(2,313)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	EMD Subsidy Receipts	Total

2009	$29,542	$2,034	$(153)	$31,423
2010	30,166	2,117	(169)	32,114
2011	32,455	2,235	(183)	34,507
2012	32,259	2,303	(199)	34,363
2013	33,505	2,358	(214)	35,649
2014 - 2017	186,866	12,220	(1,310)	197,776

Pension Plan Assets

The Corporation maintains the funds of the CW Pension Plan under a trust and are diversified across investment classes and among investment managers in order to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations:

	As of December 31,		Target	Expected
Asset class	2008	2007	Exposure	Range

Domestic equities	43%	51%	50%	40% - 60%
International equities	16%	21%	15%	10% - 20%

Total equity	59%	72%	65%	55% - 75%
Fixed income	41%	28%	35%	25% - 45%
Cash	0%	0%	0%	0% - 10%

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

The overall expected return on assets assumption used in the calculation of annual net periodic benefit cost is based on a combination of the historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, includes the recognition of realized and unrealized gains and losses over a five-year period. Over the last ten years the market-related value of assets had an average annual yield of 6.93%, whereas the actual returns averaged 3.42% during the same period. Given the uncertainties of the current economic and geopolitical landscape, the Corporation considers 8.5% to be a reasonable assumption of future long-term investment returns. While the Corporation takes into account historical performance, its assumptions also consider the forward-looking long-term outlook for the capital markets.

Foreign plan assets represent 14.2% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The foreign plans follow a similar asset allocation strategy, with a weighted expected return on assets assumption of 6.07%.

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $2.6 million, $3.0 million, and $2.8 million in 2008, 2007, and 2006, respectively.

15. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $29.0 million in 2008, $21.3 million in 2007, and $21.9 million in 2006.

At December 31, 2008, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitment

2009	$22,671
2010	20,079
2011	18,313
2012	14,466
2013	12,176
Thereafter	34,336

Total	$122,041

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

During 2008, 2007, and 2006, the Corporation had no direct defense customer or commercial customer representing more than 10% of consolidated revenue.

Consolidated Industry Segment Information: (In thousands)	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate and Other (1)	Consolidated

Year Ended December 31, 2008:

Revenue from external customers	$928,052	$638,068	$264,020	$1,830,140	$—	$1,830,140
Intersegment revenues	—	4,654	924	5,578	(5,578)	—
Operating income (expense)	97,214	65,539	52,142	214,895	(18,333)	196,562
Depreciation and amortization expense	32,711	26,275	14,176	73,162	1,089	74,251
Segment assets	895,963	861,465	235,413	1,992.841	49,189	2,042,030
Capital expenditures	64,226	18,571	19,436	102,233	750	102,983

Year Ended December 31, 2007:

Revenue from external customers	$746,253	$591,032	$254,839	$1,592,124	$—	$1,592,124
Intersegment revenues	—	597	1,103	1,700	(1,700)	—
Operating income (expense)	73,476	64,837	50,880	189,193	(10,009)	179,184
Depreciation and amortization expense	26,649	22,460	13,386	62,495	204	62,699
Segment assets	867,075	800,565	234,978	1,902,618	82,942	1,985,560
Capital expenditures	21,100	15,301	16,171	52,572	1,861	54,433

Year Ended December 31, 2006:

Revenue from external customers	$548,121	$509,462	$224,572	$1,282,155	$—	$1,282,155
Intersegment revenues	14	1,282	814	2,110	(2,110)	—
Operating income (expense)	60,542	55,242	42,385	158,169	(17,541)	140,628
Depreciation and amortization expense	18,367	20,298	12,005	50,670	121	50,791
Segment assets	495,000	695,219	222,745	1,412,964	179,192	1,592,156
Capital expenditures	14,017	12,333	12,694	39,044	1,158	40,202

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

Reconciliations For the years ended December 31, (In thousands)	2008	2007	2006

Revenues:
Total segment revenue	$1,830,140	$1,592,124	$1,282,155
Intersegment revenue	5,578	1,700	2,110
Elimination of intersegment revenue	(5,578)	(1,700)	(2,110)

Total consolidated revenues	$1,830,140	$1,592,124	$1,282,155

Earnings before taxes:
Total segment operating income	$214,895	$189,193	$158,169
Corporate and administrative	(18,333)	(10,009)	(17,541)
Other income, net	1,585	2,369	(112)
Interest expense	(29,045)	(27,382)	(22,894)

Total consolidated earnings before tax	$169,102	$154,171	$117,622

Assets:
Total assets for reportable segments	$1,992,841	$1,902,618	$1,412,964
Pension assets	—	73,914	92,021
Non-segment cash	5,988	2,306	75,068
Other assets	43,201	6,722	12,103

Total consolidated assets	$2,042,030	$1,985,560	$1,592,156

The following table presents geographical information of the Corporation’s revenues and property, plant, and equipment based on the location of the customer and the assets, respectively:

December 31, (In thousands)	2008		2007		2006

	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets

Geographic Information:
United States of America	$1,328,071	$262,925	$1,115,779	$211,789	$966,296	$189,331
United Kingdom	164,409	42,563	144,031	59,839	111,678	60,426
Canada	62,437	30,096	64,110	33,967	48,995	29,055
Other foreign countries	275,223	28,448	268,204	24,062	155,186	17,840

Consolidated total	$1,830,140	$364,032	$1,592,124	$329,657	$1,282,155	$296,652

17. CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.2 million. See Note 13 for further information.

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2008, 2007, and 2006, the Corporation had contingent liabilities on outstanding letters of credit of $62.5 million, $40.0 million, and $37.8 million, respectively.

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

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 consisted of:

(In thousands) 2008	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount

Foreign currency translation adjustments	$(12,060)	$2,121	$(9,939)
Pension and postretirement adjustments:
Net actuarial loss	(95,586)	35,725	(59,861)
Prior service cost	(4,385)	1,634	(2,751)

Total pension and postretirement adjustments	(99,971)	37,359	(62,612)

Accumulated other comprehensive loss	$(112,031)	$39,480	$(72,551)

(In thousands) 2007	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount

Foreign currency translation adjustments	$72,891	$(4,087)	$68,804
Pension and postretirement adjustments:
Net actuarial gain	42,950	(16,371)	26,579
Prior service cost	(3,289)	1,233	(2,056)

Total pension and postretirement adjustments	39,661	(15,138)	24,523

Accumulated other comprehensive income	$112,552	$(19,225)	$93,327

Other comprehensive income (loss) for the periods ending December 31, 2008, 2007 and 2006 were as follows:

(In thousands) 2008	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$(84,951)	$6,208	$(78,743)
Pension and postretirement adjustments:
Net actuarial loss	(138,550)	52,040	(86,510)
Prior service cost	(1,260)	457	(803)

Total pension and postretirement adjustments	(139,810)	52,497	(87,313)

Other comprehensive loss	$(224,761)	$58,705	$(166,056)

(In thousands) 2007	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$27,636	$(1,702)	$25,934
Pension and postretirement adjustments:
Net actuarial gain	18,613	(7,071)	11,542
Prior service cost	99	(54)	45

Total pension and postretirement adjustments	18,712	(7,125)	11,587

Other comprehensive income	$46,348	$(8,827)	$37,521

(In thousands) 2006	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$24,600	$(2,385)	$22,215
Pension and postretirement adjustment Minimum liability adjustment	(2,770)	1,020	(1,750)

Other comprehensive income	$21,830	$(1,365)	$20,465

19. SUBSEQUENT EVENT

On January 19, 2009, the Corporation acquired substantially all of the assets of Nu-Torque. The purchase price of the acquisition, subject to customary adjustments provided for in the Asset Purchase Agreement, was $5.0 million in cash and the assumption of certain liabilities. Management funded the acquisition from credit available under the Credit Agreement. The business will become a part of the Corporation’s Flow Control segment.

Nu-Torque, located in Redmond, Washington, is a designer of and manufacturer of electric and hydraulic valve actuation and control devices primarily for U.S. Navy ships. Typical applications for the Nu-Torque’s products are for valve automation of shipboard fluid systems, such as fire main, ballast, and various safety systems on numerous categories of U.S. Navy combatant ships. Nu-Torque was founded in 1980 and was acquired by Tyco Flow Control, a unit of Tyco International Ltd.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth

2008
Net sales	$433,379	$453,464	$435,699	$507,598
Gross profit	138,469	157,234	147,791	172,585
Net earnings	21,779	27,077	27,523	33,011
Earnings per share:
Basic earnings per share	$0.49	$0.61	$0.61	$0.74
Diluted earnings per share	0.48	0.60	0.60	0.73
Dividends per share	0.08	0.08	0.08	0.08

2007
Net sales	$332,609	$365,576	$396,268	$497,671
Gross profit	111,387	118,023	129,820	164,394
Net earnings	19,503	21,390	25,175	38,259
Earnings per share:
Basic earnings per share	$0.44	$0.48	$0.57	$0.86
Diluted earnings per share	0.44	0.48	0.56	0.85
Dividends per share	0.06	0.06	0.08	0.08

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

Deloitte & Touche LLP, independent auditors, performed an audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2008. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2008.

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
Roseland, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) and has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 2, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Roseland, New Jersey

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at VMETRO, ASA, Mechetronics Holdings Limited and Parylene Coatings, Inc. (collectively the “Acquired Businesses”) which were acquired during the year ended December 31, 2008 and whose financial statements constitute 5.9% of total assets, (0.5%) of equity, 0.9% of revenues, and 0.8% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 2, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2008, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

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

As discussed in Note 2 to the consolidated financial statements, the Corporation acquired VMETRO, ASA, Mechetronics Holdings Limited and Parylene Coatings, Inc. during the year ended December 31, 2008. These acquisitions with combined assets, equity, current year revenues and net income at December 31, 2008, represent 5.9%, (0.5)%, 0.9% and 0.8%, respectively of the consolidated financial statement amounts, and have been excluded from management’s assessment of internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment, excluding the acquired companies referred to in the third paragraph, management believes that as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2008 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1, 31.2 and 32 to this report. Additionally, on June 30, 2008, our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) its Domestic Company Section 303A Annual CEO Certification as required by NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that our Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 8, 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

			Page
(a)		Financial Statements and Footnotes

	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings	50
		Consolidated Balance Sheets	51
		Consolidated Statements of Cash Flows	52
		Consolidated Statements of Shareholders’ Equity	53
		Notes to Consolidated Financial Statements	54

	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	101

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Form 8-A/A filed May 24, 2005).

3.2	Amended and Restated By-Laws (incorporated by reference to Form 8-K filed November 17, 2008).

3.3	Form of stock certificate for Common Stock (incorporated by reference to Form 8-K filed November 17, 2008).

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

10.3

Form of Long Term Incentive Award Agreement, dated January 1, 2006, between the Registrant and the executive officers of the Registrant (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2005).*

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

10.9

Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.10

Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.11

Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.12

Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.13

Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-Q filed for the quarter ended September 30, 2007) *

10.14

Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2007)*

10.15	Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (filed herewith).*

10.16	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001).*

10.17	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005).*

10.18	Instrument of Amendment Nos. 4 through 11 to the Curtiss-Wright Corporation Savings and Investment Plan (filed herewith).*

10.19	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.20	Curtiss-Wright Electro-Mechanical Corporation Pension Plan, dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Form 10-K for the year ended December 31, 2002).*

10.21	Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005).*

10.22

Instruments of Amendment Nos. 3 through 6 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.23	Instrument of Amendment No. 7 to the Curtiss-Wright Electro-Mechanical Division Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.24	Instrument of Amendment No. 8 to the Curtiss-Wright Electro-Mechanical Division Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.25	Form of Indemnification Agreement entered into by the Registrant with each of its directors (filed herewith).

10.26	Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2004 (incorporated by reference to Exhibit (10)(xviii) to Form 10-K for the year ended December 31, 2003).*

10.27	Instrument of Amendment No. 1 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2005).*

10.28	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.29	Instrument of Amendment Nos. 4, 5 and 6 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (filed herewith).*

10.30	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.31

Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.32

Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.33

Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.34	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.35	Consulting Agreement, dated March 1, 2006, between the Registrant and George J. Yohrling (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005).*

10.36	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.37	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

10.38

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.39	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).

10.40

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

10.41	2006 Modified Incentive Compensation Plan (incorporated by reference to Appendix B to Company’s 2006 Definitive Proxy Statement on Schedule 14A filed March 29, 2006). *

10.42	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006). *

10.43	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.44	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006). *

10.45	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.46

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

*Indicates contract or compensatory plan or arrangement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2008, 2007, and 2006
(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period

Deducted from assets to which they apply:

Year-ended December 31,2008
Reserves for inventory obsolescence	$30,999	$9,525	$884	(A)	$7,125	(B)	$34,283
Reserves for doubtful accounts and notes	5,347	4,153	(115	) (A)	4,561	(C)	4,824
Tax valuation allowance	—	356	5,019	(A)	—		5,375

Total	$36,346	$14,034	$5,788		$11,686		$44,482

Year-ended December 31, 2007
Reserves for inventory obsolescence	$26,152	$8,449	$3,450	(A)	$7,052	(B)	$30,999
Reserves for doubtful accounts and notes	5,389	2,320	(689	) (A)	1,673	(C)	5,347

Total	$31,541	$10,769	$2,761		$8,725		$36,346

Year-ended December 31, 2006
Reserves for inventory obsolescence	$25,377	$5,657	$338	(A)	$5,220	(B)	$26,152
Reserves for doubtful accounts and notes	5,453	1,269	179	(A)	1,512	(C)	5,389

Total	$30,830	$6,926	$517		$6,732		$31,541

Notes:

(A)	Primarily amounts acquired from business combinations and currency translation adjustments.

(B)	Write-off and sale of obsolete inventory.

(C)	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION (Registrant)

Date:	March 2, 2009	By: /s/ Martin R. Benante

Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 2, 2009	By: /s/ Glenn E. Tynan

Glenn E. Tynan
Chief Financial Officer

Date:	March 2, 2009	By: /s/ Glenn Coleman

Glenn Coleman
Controller

Date:	March 2, 2009	By: /s/ Martin R. Benante

Martin R. Benante
Director

Date:	March 2, 2009	By: /s/ S. Marce Fuller

S. Marce Fuller
Director

Date:	March 2, 2009	By: /s/ Allen A. Kozinski

Allen A. Kozinski
Director

Date:	March 2, 2009	By: /s/ Carl G. Miller

Carl G. Miller
Director

Date:	March 2, 2009	By: /s/ William B. Mitchell

William B. Mitchell
Director

Date:	March 2, 2009	By: /s/ John R. Myers

John R. Myers
Director

Date:	March 2, 2009	By: /s/ John B. Nathman

John B. Nathman
Director

Date:	March 2, 2009	By: /s/ William W. Sihler

William W. Sihler
Director

Date:	March 2, 2009	By: /s/ Albert E. Smith

Albert E. Smith
Director