Form 10-Q
period 2009-03-31
CURTISS WRIGHT CORP
filed 2009-05-08
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _______

Commission File Number 1-134

CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-0612970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Waterview Boulevard
Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

(973) 541-3700
(Registrant’s telephone number, including area code)

4 Becker Farm Road, Roseland, New Jersey 07068
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                        No  ☐

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

Common Stock, par value $1.00 per share: 45,224,414 shares (as of April 30, 2009).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Statements of Earnings	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Condensed Consolidated Statements of Stockholders’ Equity	7

	Notes to Condensed Consolidated Financial Statements	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,

	2009	2008

Net sales	$423,792	$433,379
Cost of sales	288,032	294,910
Gross profit	135,760	138,469

Research and development costs	13,124	12,836
Selling expenses	25,863	25,340
General and administrative expenses	65,630	59,566
Operating income	31,143	40,727

Other income, net	301	474
Interest expense	(6,940)	(7,583)

Earnings before income taxes	24,504	33,618
Provision for income taxes	8,699	11,839

Net earnings	$15,805	$21,779

Basic earnings per share	$0.35	$0.49
Diluted earnings per share	$0.35	$0.48

Dividends per share	$0.08	$0.08

Weighted average shares outstanding:
Basic	44,994	44,584
Diluted	45,466	45,226

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$64,405	$60,705
Receivables, net	383,757	395,659
Inventories, net	300,579	281,508
Deferred tax assets, net	37,303	37,314
Other current assets	25,548	26,833
Total current assets	811,592	802,019
Property, plant, and equipment, net	374,258	364,032
Goodwill	620,779	608,898
Other intangible assets, net	239,891	234,596
Deferred tax assets, net	21,285	23,128
Other assets	10,097	9,357
Total Assets	$2,077,902	$2,042,030

Liabilities
Current Liabilities:
Short-term debt	$3,197	$3,249
Accounts payable	111,657	140,954
Dividends payable	3,624	-
Accrued expenses	77,918	103,973
Income taxes payable	4,265	8,213
Deferred revenue	130,425	138,753
Other current liabilities	54,209	56,542
Total current liabilities	385,295	451,684
Long-term debt	609,455	513,460
Deferred tax liabilities, net	24,839	26,850
Accrued pension and other postretirement benefit costs	128,573	125,762
Long-term portion of environmental reserves	20,193	20,377
Other liabilities	35,892	37,135
Total Liabilities	1,204,247	1,175,268
Contingencies and Commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,042	47,903
Additional paid-in capital	101,301	94,500
Retained earnings	912,109	899,928
Accumulated other comprehensive income	(85,350)	(72,551)
	976,102	969,780
Less: Cost of treasury stock	(102,447)	(103,018)
Total Stockholders' Equity	873,655	866,762
Total Liabilities and Stockholders' Equity	$2,077,902	$2,042,030

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$15,805	$21,779
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	19,033	18,747
Net loss on sale of assets	157	−
Gain on bargain purchase	(2,091)	−
Deferred income taxes	912	(405)
Share based compensation	3,545	2,791
Change in operating assets and liabilities, net of businesses acquired:
Decrease in receivables	14,086	10,812
Increase in inventories	(10,266)	(24,767)
(Decrease) increase in progress payments	(4,130)	4,281
Decrease in accounts payable and accrued expenses	(57,281)	(41,932)
Decrease in deferred revenue	(8,875)	(10,554)
Decrease in income taxes payable	(1,925)	(3,392)
Decrease in net pension and postretirement assets	2,903	3,047
Decrease in other current and long-term assets	(422)	3,438
Decrease in other current and long-term liabilities	(4,536)	(2,397)
Total adjustments	(48,890)	(40,331)
Net cash used for operating activities	(33,085)	(18,552)
Cash flows from investing activities:
Proceeds from sales and disposals of equipment	82	292
Acquisitions of intangible assets	(136)	(121)
Additions to property, plant, and equipment	(16,632)	(23,544)
Acquisition of new businesses	(45,540)	(449)
Net cash used for investing activities	(62,226)	(23,822)
Cash flows from financing activities:
Borrowings on debt	291,000	125,500
Principal payments on debt	(195,016)	(89,000)
Proceeds from exercise of stock options	3,943	3,715
Excess tax benefits from share based compensation	22	128
Net cash provided by financing activities	99,949	40,343
Effect of exchange-rate changes on cash	(938)	243
Net increase (decrease) in cash and cash equivalents	3,700	(1,788)
Cash and cash equivalents at beginning of period	60,705	66,520
Cash and cash equivalents at end of period	$64,405	$64,732

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$50,913	$3,059
Additional consideration paid (received) on prior year acquisitions	540	(1,851)
Liabilities assumed from current year acquisitions	(3,822)	(759)
Gain on bargain purchase	(2,091)	−
Acquisition of new businesses, net of gain	$45,540	$449

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2007	$47,715	$79,550	$807,413	$93,327	$(113,220)
Net earnings	–	–	109,390		–
Pension and postretirement adjustment, net	–	–	–	(87,313)	–
Foreign currency translation adjustments, net	–	–	–	(78,743)	–
Adjustment for SFAS No. 158 measurement date change, net	–	–	(2,494)	178	–
Dividends paid	–	–	(14,381)	–	–
Stock options exercised, net	188	6,050	–	–	5,439
Share-based compensation	–	9,278	–	–	4,385
Other	–	(378)	–	–	378
December 31, 2008	47,903	94,500	899,928	(72,551)	(103,018)
Net earnings	–	–	15,805		–
Pension and postretirement adjustment, net	–	–	–	177	–
Foreign currency translation adjustments, net	–	–	–	(12,976)	–
Dividends declared	–	–	(3,624)	–	–
Stock options exercised, net	139	3,661	–	–	166
Share based compensation	–	3,341	–	–	204
Other	–	(201)	–	–	201
March 31, 2009	$48,042	$101,301	$912,109	$(85,350)	$(102,447)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation with its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 65 manufacturing facilities and 65 metal treatment service facilities.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2008 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.  In addition, the financial statements have been adjusted for the transfer of our Indal Technologies business unit from the Motion Control segment to the Flow Control segment, accordingly all segment data has been modified.

RECENTLY ISSUED ACCOUNTING STANDARDS

ADOPTION OF NEW STANDARDS

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Corporation adopted fair value accounting for all non-financial assets and non-financial liabilities as of January 1, 2009.  SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards No. 141(Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changed the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact of the adoption of this statement resulted in the gain on a bargain purchase for the acquisition of Nu-Torque of $2.1 million.  See Note 2 for additional information.

Effective January 1, 2009, the Corporation adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 amends the accounting and reporting for non-controlling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that non-controlling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Corporation’s results of operations or financial condition.

Effective January 1, 2009, the Corporation adopted SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued after November 15, 2008.  The adoption of this statement required the Corporation to provide additional disclosures, see Note 7.

Effective January 1, 2009, the Corporation adopted FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of the Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this statement did not have a material impact on the Corporation’s results of operations or financial condition.

In April 2009, FASB issued FSP 141(R)-1 (“FSP 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

in a business combination under SFAS No. 141(R). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141(R), Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and therefore is effective prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Corporation’s results of operations or financial condition.

STANDARDS ISSUED BUT NOT YET EFFECTIVE

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), amending FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective for fiscal years ending after December 15, 2009.  FSP 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets.  The adoption of this statement will have an impact on the Corporation’s disclosure requirements and the Corporation is currently evaluating the impact of these disclosures on the financial statements.

In April 2009, FASB issued FSP 107-1 and APB 28-1 (“FSP 107 and APB 280-1”) Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP  107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this FSP 107-1 and APB 28-1, fair values for these assets and liabilities have only been disclosed once a year.  FSP 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending after June 15, 2009.  The adoption of this statement will have an impact on the Corporation’s disclosure requirements and the Corporation is currently evaluating the impact of these disclosures on the financial statements.

2.           ACQUISITIONS

The Corporation acquired two businesses during the three months ended March 31, 2009, as described in more detail below.  The acquisitions have been accounted for as a purchase under the guidance of SFAS No. 141(R), where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain in the income statement under the revised accounting standard. The Corporation has allocated the purchase price, including the value of identifiable intangibles with a finite life supported by third party appraisals. Purchase price allocations will be finalized no later than twelve months from acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Flow Control Segment

Nu-Torque

On January 16, 2009, the Corporation acquired certain assets of the Nu-Torque division (“Nu-Torque”) of Tyco Valves & Controls LP.  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement (“APA”), was $5.0 million in cash paid at closing, and the assumption of certain liabilities of Nu-Torque.  Management funded the purchase from the Corporation’s revolving credit facility.

The acquisition has been accounted for as a bargain purchase under SFAS No. 141(R).  The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.

The Corporation has estimated that $0.8 million of the acquired intangible assets will be tax deductible.

(In thousands)
Accounts receivable	$848
Inventory	4,179
Property, plant, and equipment	161
Other current assets	47
Intangible assets	2,900
Current and non-current liabilities	(1,044)
Net tangible and intangible assets	7,091
Purchase price	5,000
Gain on Bargain Purchase	$2,091

Nu-Torque is a designer and manufacturer of electric and hydraulic valve actuation and control devices primarily for Navy ships.  Nu-Torque is located in Redmond, Washington and has 37 employees.  Revenues of the acquired business were $7.9 million for the fiscal year ended September 30, 2008.

EST Group, Inc.

On March 5, 2009, the Corporation acquired all the issued and outstanding stock of EST Group, Inc. (“EST”), and certain assets and liabilities from Township Line Realty, L.P. (“TLR”) for $40 million in cash.  Under the terms of the Purchase Agreement, the Corporation deposited $4.2 million into escrow as security for potential indemnification claims against the seller.  The escrow amount will be held for a period of eighteen months, provided that fifty percent (50%) of the escrow will be released after twelve months subject to amounts held back for pending claims.  In addition, a separate escrow of $0.9 million was established to indemnify the Corporation for a pending product warranty claim outstanding at the time of acquisition.  This holdback will be released to either the Corporation or seller upon resolution of the warranty claim.  Management funded the purchase from the Corporation’s revolving credit facility.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Accounts receivable	$3,369
Inventory	4,277
Property, plant, and equipment	7,647
Other current assets	1,168
Intangible assets	10,600
Other assets	227
Current and non-current liabilities	(2,778)
Net tangible and intangible assets	24,510
Purchase price	40,000
Goodwill	$15,490

The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis including input from third party appraisals.

EST provides highly engineered products and comprehensive repair services for heat management and cooling systems utilized in the energy and defense markets.  EST has 99 employees and is headquartered in Hatfield, PA with additional locations in Baytown, TX, Baton Rouge, LA, and a sales office in the Netherlands.  Revenues of the acquired business were $19.6 million for the fiscal year ended September 30, 2008.

3.           RECEIVABLES

Receivables at March 31, 2009 and December 31, 2008 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	March 31, 2009	December 31, 2008
Billed Receivables:
Trade and other receivables	$266,550	$286,123
Less: Allowance for doubtful accounts	(4,716)	(4,824)
Net billed receivables	261,834	281,299
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	141,166	135,511
Less: Progress payments applied	(19,243)	(21,151)
Net unbilled receivables	121,923	114,360
Receivables, net	$383,757	$395,659

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31, 2009	December 31, 2008
Raw material	$140,862	$126,799
Work-in-process	69,727	63,195
Finished goods and component parts	79,475	82,652
Inventoried costs related to U.S. Government and other long-term contracts	60,132	60,721
Gross inventories	350,196	333,367
Less: Inventory reserves	(34,263)	(34,283)
Progress payments applied, principally related to long-term contracts	(15,354)	(17,576)
Inventories, net	$300,579	$281,508

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2008	$285,593	$294,835	$28,470	$608,898
Goodwill from 2009 acquisitions	15,490	−	−	15,490
Change in estimate to fair value of net assets acquired in prior year	−	1,200	−	1,200
Additional consideration of prior years’ acquisitions	−	538	3	541
Currency translation adjustment	(1,732)	(3,508)	(110)	(5,350)
March 31, 2009	$299,351	$293,065	$28,363	$620,779

The purchase price allocations relating to the businesses acquired during 2009 and 2008 are based on estimates and have not yet been finalized. The Corporation will adjust these estimates based upon final analysis including input from third party appraisals, when deemed appropriate, and the determination of fair value when finalized, no later than twelve months from acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

(In thousands)
March 31, 2009	Gross	Accumulated Amortization	Net
Technology	$124,611	$(36,013)	$88,598
Customer related intangibles	162,731	(42,308)	120,423
Other intangible assets	37,673	(6,803)	30,870
Total	$325,015	$(85,124)	$239,891

	(In thousands)
December 31, 2008	Gross	Accumulated Amortization	Net
Technology	$121,948	$(33,867)	$88,081
Customer related intangibles	153,113	(38,440)	114,673
Other intangible assets	37,965	(6,123)	31,842
Total	$313,026	$(78,430)	$234,596

The following table presents the changes in the net balance of intangibles assets during the three months ended March 31, 2009.

		(In thousands)
	Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2008	$88,081	$114,673	$31,842	$234,596
Acquired during 2009	3,400	9,200	900	13,500
Amortization expense	(2,232)	(3,949)	(696)	(6,877)
Change in estimate to fair value of net assets acquired in prior year	(164)	1,309	(1,240)	(95)
Net currency translation adjustment	(487)	(810)	64	(1,233)
March 31, 2009	$88,598	$120,423	$30,870	$239,891

The purchase price allocations relating to the businesses acquired during 2009 and 2008 are based on estimates and have not yet been finalized. The Corporation will adjust these estimates based upon final analysis, including input from third party appraisals, when deemed appropriate, and the determination of fair value when finalized, no later than twelve months from acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

7.           DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses financial instruments, such as forward foreign exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  In accordance with SFAS No. 133, the Corporation does not elect to receive hedge accounting treatment and thus, records forward foreign exchange and currency option contracts at fair value, with the gain or loss on these transactions recorded into earnings in the period in which they occur. The Corporation does not use derivative financial instruments for trading or speculative purposes.

As of March 31, 2009, the Corporation has valued its derivative instruments in accordance with SFAS No. 157.  The fair value of these instruments is $(0.1) million at March 31, 2009. These instruments are classified as other current liabilities and other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are valued at a Level 2.  See tables below for information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Earnings.

	Fair Values of Derivative Instruments
	(In thousands)
	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts:
Transactional	Other Current Liabilities	$370	Other Current Liabilities	$422
Forecasted	Other Current Liabilities	10	Other Current Liabilities	13
Total		$380		$435

Derivatives Not Designated as Hedging Instruments under SFAS 133			Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
				Three Months Ended March 31, 2009
Foreign exchange contracts:
Transactional			General and administrative Expenses	$1,801
Forecasted			General and administrative Expenses	397
Total				$2,198

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	(In thousands)
	2009	2008
Warranty reserves at January 1,	$10,775	$10,774
Provision for current year sales	1,749	1,533
Current year claims	(977)	(707)
Change in estimates to pre-existing warranties	(775)	(780)
Increase due to acquisitions	281	-
Foreign currency translation adjustment	(155)	97
Warranty reserves at March 31,	$10,898	$10,917

9.           FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $8.4 million in accordance with EITF No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.  These acquisitions are consolidated into the Motion Control segment.  The accrual was established as of December 31, 2008 for $7.1 million, while the remaining balance was recorded in the first quarter of 2009 for $1.3 million based upon further analysis of the restructuring activities.  The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business.   As of March 31, 2009, the Corporation has not finalized its plans associated with the restructuring and has estimated the costs noted above.  These costs are subject to adjustment upon finalization of the plan, and will be accounted for as an adjustment to the purchase price of the acquisition.  The Corporation intends to complete the majority of these activities by the third quarter of 2009.

In the first quarter of 2009, the Corporation committed to a plan to consolidate existing operations through a reduction in force and consolidation of operating locations both domestically and internationally.  This plan will impact our Flow Control, Motion Control, and Metal Treatment segments.  The decision was based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  The Corporation incurred business consolidation costs of $2.2 million, consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.   These costs were recorded in the statement of earnings with the majority of the costs affecting the cost of sales, general and administrative expenses, and selling and research and development costs for $1.1 million, $0.8 million, and $0.3 million, respectively.  The liability is included in other current liabilities.  As of March 31, 2009, the Corporation has not finalized its plans associated with the restructuring and expects to complete the majority of these activities by December 31, 2009.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of March 31, 2009 is as follows:
	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
Flow Control
December 31, 2008	$–	$–	$–	$–
Provisions	774	29	–	803
Payments	(285)	–	–	(285
Net currency translation adjustment	–	–	–	–
March 31, 2009	$489	$29	$–	$518

Total expected and incurred to date	$774	$529	$870	$2,173

Motion Control
December 31, 2008	$3,616	$1,902	$628	$6,146
Provisions	2,145	369	50	2,564
Payments	(1,669)	(230)	(78)	(1,977
Net currency translation adjustment	(177)	(39)	–	(216
March 31, 2009	$3,915	$2,002	$600	$6,517

Total expected and incurred to date	$6,873	$2,436	$678	$9,987

Metal Treatment
December 31, 2008	$–	$–	$–	$–
Provisions	120	–	–	120
Payments	(120)	–	–	(120
Net currency translation adjustment	–	–	–	–
March 31, 2009	$–	$–	$–	$–

Total expected and incurred to date	$120	$–	$–	$120

Total Curtiss-Wright
December 31, 2008	$3,616	$1,902	$628	$6,146
Provisions	3,039	398	50	3,487
Payments	(2,074)	(230)	(78)	(2,382
Net currency translation adjustment	(177)	(39)	–	(216
March 31, 2009	$4,404	$2,031	$600	$7,035

Total expected and incurred to date	$7,767	$2,965	$1,548	$12,280

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

10.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2008 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans
The components of net periodic pension cost for the three months ended March 31, 2009 and 2008 were:

	(In thousands) Three Months ended March 31,
	2009	2008
Service cost	$5,746	$5,744
Interest cost	5,518	5,332
Expected return on plan assets	(7,258)	(7,558)
Amortization of:
Prior service cost	158	130
Unrecognized actuarial loss	128	149
Net periodic benefit cost	$4,292	$3,797
Curtailment loss	83	-
Total periodic benefit cost	$4,375	$3,797

During the three months ended March 31, 2009, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2009.  In addition, contributions of $0.9 million were made to the Corporation’s foreign benefit plans during the first quarter of 2009.  Contributions to the foreign plans are expected to be $3.7 million in 2009.

The curtailment charge indicated above represents an event accounted for under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”).  In response to softening demand in commercial aerospace, the Motion Control segment implemented a reduction in workforce at a subsidiary in Mexico to align staffing with anticipated volume.  Payments for the dismissal of employees are required under Federal Labor Law in Mexico and are accounted for as a defined benefit under SFAS No. 88.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2009 and 2008 were:

	(In thousands) Three Months ended March 31,
	2009	2008
Service cost	$155	$169
Interest cost	418	452
Amortization of unrecognized actuarial gain	(191)	(129)
Net periodic postretirement benefit cost	$382	$492

During the three months ended March 31, 2009, the Corporation has paid $0.6 million to the postretirement plans.  During 2009, the Corporation anticipates contributing $1.9 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2009	2008
Basic weighted average shares outstanding	44,994	44,584
Dilutive effect of stock options and deferred stock compensation	472	642
Diluted weighted average shares outstanding	45,466	45,226

As of MarAs of March 31, 2009 and 2008, there were 1,439,000 and 357,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  In light of recent managerial changes, the Corporation has reviewed the current management structure and has determined that there are three reportable segments as follows: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended March 31, 2009
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$230,372	$140,709	$52,711	$423,792	$–	$423,792
Intersegment revenues	22	1,582	373	1,977	(1,977)	–
Operating income	13,331	14,266	6,614	34,211	(3,068)	31,143

	(In thousands) Three Months Ended March 31, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$220,319	$145,475	$67,585	$433,379	$–	$433,379
Intersegment revenues	32	101	241	374	(374)	–
Operating income	14,222	13,707	13,100	41,029	(302)	40,727

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
March 31, 2009	$1,048,943	$758,221	$227,503	$2,034,667	$43,235	$2,077,902
December 31, 2008	979,097	778,331	235,413	1,992,841	49,189	2,042,030

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three months ended
	March 31,
	2009	2008
Total segment operating income	$34,211	$41,029
Corporate and administrative	(3,068)	(302)
Other income, net	301	474
Interest expense	(6,940)	(7,583)
Earnings before income taxes	$24,504	$33,618

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2009 and 2008 are as follows:
	(In thousands)
	Three Months Ended
	March 31,
	2009	2008
Net earnings	$15,805	$21,779
Equity adjustment from foreign currency translations	(12,976)	789
Defined benefit pension and post-retirement plans	177	127
Total comprehensive income	$3,006	$22,695

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

14.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2008. The aggregate environmental obligation was $21.9 million at March 31, 2009 and $22.2 million at December 31, 2008. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the cost to decommission the refurbishment facility, which is planned for 2017, is $4.3 million and is included in our environmental liabilities.

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services and to secure advance payments the Corporation has received from certain international customers.  At March 31, 2009 and December 31, 2008, the Corporation had contingent liabilities on outstanding letters of credit of $44.0 million and $54.0 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In January of 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit and has filed an appeal to the verdict.  The Corporation has determined that it is probable that the punitive damages verdict will be reversed on appeal therefore no reserve has been recorded for that portion.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIAL CONDITION and RESULTS of OPERATIONS

FORWARD-LOOKING STATEMENTS
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," “could,” "anticipates," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results to differ materially from those in these forward-looking statements include, among other items:

•	the Corporation's successful execution of internal performance plans and performance in accordance with estimates to complete;
•	performance issues with key suppliers, subcontractors, and business partners;
•	the ability to negotiate financing arrangements with lenders;
•	legal proceedings;
•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of the Corporation's operations;
•	ability of outside third parties to comply with their commitments;
•	product demand and market acceptance risks;
•	the effect of economic conditions;
•	the impact of competitive products and pricing; product development, commercialization, and technological difficulties;
•	social and economic conditions and local regulations in the countries in which the Corporation conducts its businesses;
•	unanticipated environmental remediation expenses or claims;
•	capacity and supply constraints or difficulties;
•	an inability to perform customer contracts at anticipated cost levels;
•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;
•	contract continuation and future contract awards;
•	the other factors discussed under the caption “Risk Factors” in the Corporation’s 2008 Annual Report on Form 10-K; and
•	other factors that generally affect the business of companies operating in the Corporation's markets and/or industries.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment.  For further information on our products and services and the major markets served by our three segments, please refer to our 2008 Annual Report on Form 10-K.

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic”.  Additionally on May 9, 2008, we sold our commercial aerospace and overhaul business located in Miami, Florida.  The results of operations for this business have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Therefore, for the three months ended March 31, 2009, our organic growth calculations do not include the operating results related to our 2009 acquisitions of Nu-Torque and EST Group, Inc.  Similarly, our organic growth calculation for the three months ended March 31, 2009 excludes a portion of our 2008 acquisitions including VMETRO ASA, Mechetronics Holding Limited, and Parylene Coating Services, as they are considered incremental.  Additionally, the organic growth calculations exclude the operating results from our commercial aerospace repair and overhaul business, as noted above, and the amounts are included as a reduction of our incremental results of operations.

Three months ended March 31, 2009

Sales for the first quarter of 2009 totaled $424 million, a decrease of 2% from sales of $433 million for the first quarter of 2008. New orders received for the first quarter of 2009 were up 1% to $457 million. The acquisitions made in 2009 and 2008 contributed $4 million in incremental new orders received in the first quarter of 2009. Backlog increased 2% to $1,713 million at March 31, 2009 from $1,679 million at December 31, 2008. Approximately 40% of our backlog is from defense related markets.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

The decline in revenues was driven by our base businesses which experienced an organic sales decrease of 4% for the first quarter of 2009.  The decline in organic sales was partially offset by incremental sales of $8 million.  Organically, the Metal Treatment and Motion Control segments experienced a decline in sales of 23% and 7%, respectively, as compared to the prior year period.  The decline was partially offset by an organic sales increase within our Flow Control segment of 3% over the prior year period.

During the first quarter of 2009, the majority of the decrease in our organic sales is related to the impact of negative foreign currency translation of $15 million as compared to the prior year period.  The negative effect of foreign currency translation was mainly related to our European operations as the dollar strengthened against these currencies.  Our base businesses experienced decreases in organic sales of 1%, excluding the impact of the foreign currency translation, as decreases to the commercial market were mainly offset by an increase in our defense markets.  The decline in the commercial market was mainly related to a decrease in sales to the general industrial market, which was partially offset by an increase in sales to the power generation market.  The decline in sales to the general industrial market is attributed to depressed sales for both our automotive and power control products in our Metal Treatment and Flow Control segments, respectively, related to general economic conditions.  The increase in our power generation market was primarily in our Flow Control segment, resulting from sales to the commercial power industry for our engineering services, as well as our products for programs such as our reactor coolant pumps for the AP1000 nuclear reactors.  The increase in our defense markets was realized across all our major markets.  Most notably we had an increase in our naval defense market as we experienced higher sales for the submarine program, due mainly to our instrumentation and controls products within our Flow Control segment, related to timing of the procurement cycle.

Operating income for the first quarter of 2009 totaled $31 million, a decrease of 24% from $41 million for the same period last year.  Our business segments experienced a decline in organic operating income of 19% in the first quarter of 2009 as compared to the prior year period, caused primarily by our Metal Treatment segment which experienced a decline of 50% in operating income, while our Flow Control segment also experienced an organic operating income decline of 18%.  Partially offsetting these declines was our Motion Control segment, which experienced organic operating income growth of 32%, mainly driven by favorable foreign currency translation of $5 million.

Our overall operating margins declined to 7.3% in the first quarter of 2009, down 210 basis points from the prior year period, while our organic operating margin was 7.8% for the first quarter of 2009, down 150 basis points from the prior year. The lower organic operating margin was mainly due to a reduction in sales volume on higher margin programs within our segments, which created under absorption of overhead costs.  In addition, we experienced delays on programs and had lower margins on competitively bid contracts to gain entry into new programs. Partially offsetting these declines was favorable foreign currency translation of $5 million coupled with a gain recognized on the acquisition of the assets of Nu-Torque, which was accounted for as a bargain purchase under recent changes to acquisition accounting that became effective January 1, 2009.  Although foreign currency translation had an unfavorable impact on sales, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.  Organic research and development, selling, general and administrative costs remained essentially flat as a percentage of sales over the period as we have initiated several cost reduction initiatives in addition to our restructuring plan.  See Note 9 for further information on restructuring costs.

Net earnings for the first quarter of 2009 totaled $16 million, or $0.35 per diluted share, which represents a decrease of 27% as compared to the net earnings for the first quarter of 2008 of $22 million, or $0.48 per diluted share. We experienced a lower effective interest expense of $1 million in the first quarter of 2009 as compared to the first quarter of 2008.  The decrease in interest expense was due to lower interest rates offset by higher average outstanding debt primarily due to the funding of our recent acquisitions.  Our effective tax rate increased to 35.5% in the first quarter of 2009 as compared to 35.2% in the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended
	March 31,
			%
	2009	2008	Change
Sales:
Flow Control	$230,372	$220,319	4.6%
Motion Control	140,709	145,475	(3.3%)
Metal Treatment	52,711	67,585	(22.0%)

Total Sales	$423,792	$433,379	(2.2%)

Operating Income:
Flow Control	$13,331	$14,222	(6.3%)
Motion Control	14,266	13,707	4.1%
Metal Treatment	6,614	13,100	(49.5%)

Total Segments	34,211	41,029	(16.6%)
Corporate & Other	(3,068)	(302)	915.9%

Total Operating Income	$31,143	$40,727	(23.5%)

Operating Margins:
Flow Control	5.8%	6.5%
Motion Control	10.1%	9.4%
Metal Treatment	12.5%	19.4%
Total Curtiss-Wright	7.3%	9.4%

Note: The 2008 segment financial data has been reclassified to conform to our 2009 financial statement presentation.

Flow Control

Our Flow Control segment posted sales of $230 million for the first quarter of 2009, an increase of 5% from $220 million in the first quarter of 2008.  The sales improvement was due to organic growth of 3% and the contribution of our 2009 acquisitions, which provided $3 million in incremental sales in the first quarter of 2009. The organic sales growth was primarily driven by higher sales to the power generation market and naval defense market of $21 million and $7 million, respectively.  This was partially offset by lower sales to the oil and gas and general industrial markets by $7 million each, as compared to the prior year period.

Higher organic sales to the power generation market were driven by increased demand for our engineering services and products related to the nuclear industry.  The increase in demand for our maintenance projects for nuclear power plants increased $11 million.  This was driven by timing of refurbishment cycles, both scheduled and unscheduled plant outages, which can vary in timing from period to period.  The remaining increase in the power generation market resulted from higher sales of $8 million for our next generation reactor coolant pumps for the AP1000 nuclear reactors for China and the United States.  The increase in the naval defense market was driven by higher sales of our instrumentation and controls products related to timing of procurement cycles on the submarine program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

The remaining sales in the naval defense market were essentially flat as increased sales on new programs to foreign militaries were offset by a decline in the production of motors for naval surface ships related to timing of build schedules.  The decrease in the oil and gas market resulted from delays in the timing of new order placement for our coke deheading system, which were due to the tightening of the financing markets and general economic conditions.  The decrease in the general industrial market was related to decline in the power control products and automotive products as there have been depressed sales in the industry related to general economic conditions.  Foreign currency translation negatively impacted this segment’s sales for the first quarter of 2009 by $4 million as compared to the prior year.

Operating income for the first quarter of 2009 was $13 million, a decrease of 6% from $14 million for the same period last year. Our 2009 acquisitions contributed $2 million of incremental operating income in the first quarter of 2009 due to a gain recognized on the acquisition of the assets of Nu-Torque, which was accounted for as a bargain purchase under recent changes to acquisition accounting that became effective January 1, 2009.  The segment’s organic operating income declined by 18% compared to the prior year period due to reduction in sales volume which caused by under absorption of overhead costs and unfavorable sales mix within our coke deheading and power control products.  In addition, we experienced cost overruns on competitively bid fixed price contracts and additional expense related to business consolidation costs as we implemented cost reduction initiatives in order to gain improved operating performance.  The organic operating margin declined 130 basis points in the first quarter of 2009 compared to the prior year period.  The decline was mainly due to the unfavorable variances noted above which were partially offset by favorable sales mix for aircraft handling products, better cost performance and improved profitability on long term contracts for our fluidic catalytic cracking unit product portfolio, and nonrecurring cost overruns on our commercial power and naval defense contracts that occurred in the prior year.  Foreign currency translation had a favorable impact on this segment’s operating income for the first quarter of 2009 by $2 million as compared to the prior year.

New orders received for the Flow Control segment totaled $268 million in the first quarter of 2009 representing an increase of 15% from the same period in 2008.  The 2009 acquisitions contributed $3 million in incremental new orders received in the first quarter of 2009. The organic new orders increased by 14% in the first quarter of 2009 due primarily to the timing of orders for the Virginia Class submarine, in addition to our aircraft handling and commercial power products.  Backlog increased 4% to $1,209 million at March 31, 2009 from $1,167 million at December 31, 2008.

Motion Control

Sales for our Motion Control segment decreased 3% to $141 million in the first quarter of 2009 from $145 million in the first quarter of 2008.  The decrease in sales was due to our 2008 divestiture, in addition to an organic sales decrease of 7%.  The decrease was partially offset by our 2008 acquisitions of Mechetronics and VMETRO, which contributed sales of $10 million.  The decrease in organic revenue was mainly driven by unfavorable foreign currency translation of $5 million coupled with lower sales to commercial aerospace and general industrial markets of $5 million and $3 million, respectively, which were offset by higher sales to our defense markets of $7 million.

During the first quarter of 2009, the majority of the decrease in our organic sales is related to the impact of negative foreign currency translation of $5 million as compared to the prior year period.  The negative effect of foreign currency translation was mainly related to our European operations as the dollar strengthened against these currencies.  Our base businesses experienced a decrease in organic sales of 3%, excluding the impact of the foreign currency translation.  The decrease in the commercial aerospace market is related to a delay on sales to original equipment manufacturers on the Boeing 700 series platforms, mainly on the 737 and 787 programs primarily caused by the 2008 Boeing strike, which had a negative impact on production that has carried forward to the current period.  In addition, the regional jet market was adversely affected by the bankruptcy of Eclipse Aviation Corp. (“Eclipse”).  We also experienced a reduction in sales in the general industrial market as the current economic conditions in the European regions have caused a downturn in demand for our sensor and controller products.  Partially offsetting these decreases was an increase in sales to our defense markets.  Ground defense product sales were driven higher primarily by increased demand for our embedded computing products on light

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

armored vehicle platforms.  Increased production and development accounted for the majority of the sales increase on the Stryker, Expeditionary Fighting Vehicle, and ground vehicle subsystems for the Future Combat Systems.  The improvement in ground defense sales was partially offset by decreased sales on the Bradley Fighting Vehicle platform as we experienced a reduction in demand on our IBAS program.  The improvement in the aerospace defense market was mainly due to increased demand on various U.S. Air Force and U.S. Army programs, such as the F-16 Falcon, F-22 Raptor, F-35 JSF, and various helicopter programs, which were slightly offset by a reduction on the Global Hawk unmanned aerial vehicle.  Our embedded computing products account for the majority of the increase as our COTS market continues to be strong, and our ability to offer a complete embedded computing solution has contributed to this increasing demand.  Partially offsetting the increases in the aerospace and ground defense market was a reduction in sales in the naval defense market.

Operating income for the first quarter of 2009 was essentially flat at $14 million as compared to the prior year period.  This segment realized incremental expense of $2 million in the first quarter of 2009 primarily due to amortization expense, which generally run higher in the early period of ownership.  This segment’s organic operating income increased by 32%, which was driven by favorable foreign currency translation, contributing $5 million.  Although foreign currency translation had an unfavorable impact on sales for this segment, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.  The organic operating margin decreased 60 basis points, excluding the favorable impact of foreign currency translation.  In the first quarter of 2009, we experienced lower margins due to delays in commercial aerospace programs related to the Boeing 700 series platforms, decrease in sales related to the bankruptcy of Eclipse and competitively bid contracts to help us gain entry into new programs.  In addition, we also experienced reduced sales volume in sensor and controls products in the European region.  Our embedded computing products experienced a favorable mix in programs which helped to offset some of the margin reduction.  Additionally, overall organic operating expenses were lower as a percentage of sales as we implemented several cost reduction initiatives.

New orders received for the Motion Control segment totaled $136 million in the first quarter of 2009, a decrease of 9% from the same period in 2008.  The 2008 acquisitions contributed $1 million in incremental new orders received in the first quarter of 2009. The organic new orders decreased by 10% in the first quarter of 2009. Backlog decreased slightly to $501 million at March 31, 2009 from $510 million at December 31, 2008.

Metal Treatment

Sales of our Metal Treatment segment decreased 22% to $53 million in the first quarter of 2009 from $68 million in the first quarter of 2008. Our organic sales decreased by 23%, which was partially offset by our 2008 acquisition that contributed $1 million in sales.  The decrease in organic revenue was primarily driven by lower sales to the general industrial market of $7 million.  The decline in sales for the general industrial market is mainly related to a decrease in sales to the automotive market as we experienced reduced demand for most of our services in this industry, with the majority of the impact affecting our shot peening and coating services.  The reduction in demand is a result of lower production requirements due to depressed sales in the industry.  In addition, foreign currency translation had a $6 million unfavorable impact on sales for the first quarter of 2009, as compared to the prior year period.

Organic operating income for the first quarter of 2009 was $7 million, a 50% decrease from $13 million in the first quarter of the prior year.  The segment’s organic operating income declined due to the lower sales volume noted above which caused under absorption of overhead costs.  Overall gross margins declined 300 basis points in the first quarter of 2009 as compared to the prior year period, as overhead costs did not decline at the same pace as the sales volume.  This segment has initiated cost reduction initiatives to try to mitigate the impact of the decline in sales.  In addition, foreign currency translation had a $1 million unfavorable impact on operating income for the first quarter of 2009 as compared to the prior year period.

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

Operating Activities

Our working capital was $426 million at March 31, 2009, an increase of $76 million from the working capital at December 31, 2008 of $350 million.  The ratio of current assets to current liabilities was 2.1 to 1 at March 31, 2009 versus 1.8 to 1 at December 31, 2008.  Cash and cash equivalents totaled $64 million at March 31, 2009, up slightly from $61 million at December 31, 2008.  Days sales outstanding at March 31, 2009 were 48 days as compared to 49 days at December 31, 2008.  Inventory turns were 4.0 for the three months ended March 31, 2009 as compared to 4.6 at December 31, 2008.

Excluding cash, working capital increased $72 million from December 31, 2008. Working capital changes were primarily affected by a decrease of $55 million in accounts payable and accrued expenses due primarily to the payments of annual compensation plans and lower days payable outstanding.  Inventory increased $19 million due to build up for future 2009 sales and stocking of new programs, while receivables decreased $12 million due to lower sales volume in the first quarter of 2009 as compared to the fourth quarter of 2008.

During the first quarter of 2009 we incurred additional liabilities of $3 million related to business consolidation costs based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  These costs were in addition to the $7 million established in 2008.  We expect to incur a total of $12 million related to these activities, inclusive of the above amounts.  A portion of these liabilities have been paid and remaining payments are expected to occur in 2009 and will be funded through normal operations.  We estimate annualized cash savings from these initiatives to be between $5 million and $10 million after the completion of the restructuring activities.  See Note 9 for further information on these activities.

Investing Activities

Capital expenditures were $17 million in the first quarter of 2009. Principal expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments, specifically the AP1000 program, which accounted for $5 million in the first quarter of 2009. We expect to make additional capital expenditures of approximately $80 million during the remainder of 2009 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines, primarily in support of the AP1000 program, and new facilities.

Financing Activities

During the first quarter of 2009, we utilized $251 million in available credit under the Revolving Credit Agreement to fund operating and investing activities. The unused credit available under the Revolving Credit Agreement at March 31, 2009 was $122 million. The Revolving Credit Agreement expires in August 2012. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 4.43% during the first quarter of 2009 and 5.28% for the comparable prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 2, 2009, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently issued accounting standards:

New accounting pronouncements have been issued by the FASB which are not yet effective until after March 31, 2009.  For further discussion of new accounting standards, see Note 1 to the Condensed Consolidated Financial Statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation’s market risk during the three months ended March 31, 2009.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s 2008 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2009, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2009.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s 2008 Annual Report on Form 10-K.

Item 5.  OTHER INFORMATION

On April 30, 2009, Edward Bloom, Vice President of Curtiss-Wright Corporation and President of Metal Improvement Company, LLC, retired.   Mr. Bloom was succeeded by Mr. David Adams, Co-COO of Curtiss-Wright Corporation, as President of Metal Improvement Company, LLC.   Upon Mr. Bloom’s retirement, the Corporation entered into a consulting agreement, a copy of which is filed herewith, in which Mr. Bloom agreed to provide certain consulting services to assist in the transitioning of the business to Mr. Adams.

The Consulting Agreement is for a three year term with two (2) one year extensions upon the approval of the Corporation’s Executive Compensation Committee of the Board of Directions.  Mr. Bloom will receive $292,500 per year in consulting fees with a bonus opportunity of an additional $160,875 upon the successful completion of certain goals and objectives approved by the Corporation’s Chief Executive Officer.  Mr. Bloom’s restricted stock will be accelerated and vested.

The Corporation has the right to terminate the Consulting Agreement with or without cause.  If the Corporation should terminate the Consulting Agreement other than for cause it is obligated to pay Mr. Bloom as if he had remained employed until the last day of the term of the Consulting Agreement unless termination is due to death or disability in which case Mr. Bloom or his estate is to be paid any outstanding consulting fees in the year of his death or disability.  If the Corporation should terminate the Consulting Agreement for cause, as defined in the Consulting Agreement, Mr. Bloom is not entitled to any payment other than what had been previously earned under the Consulting Agreement up to the date of termination.

The Consulting Agreement also contains a non-compete provision during the term of the agreement (excluding any extensions) and for a period of 10 years after expiration, retirement or termination of the agreement for any reason.  Mr. Bloom will also continue with secondary coverage under the Corporation’s medical, dental, and vision plans and be provided the use of his Corporation owned vehicle during the term of the Consulting Agreement.

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2009.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2009 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s 2008 Annual Report on Form 10-K.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Form 8-K filed November 17, 2008)

Exhibit 10	Consulting Agreement between Registrant and Mr. Edward Bloom (filed herewith)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

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
         Dated:  May 8, 2009