Form 10-Q
period 2009-06-30
CURTISS WRIGHT CORP
filed 2009-08-07
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

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

Common Stock, par value $1.00 per share 45,557,089 shares (as of July 31, 2009).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008

Net sales	$447,371	$453,464	$871,163	$886,843
Cost of sales	302,789	296,230	590,821	591,140
Gross profit	144,582	157,234	280,342	295,703

Research and development costs	13,200	13,017	26,324	25,853
Selling expenses	27,415	28,842	53,278	54,182
General and administrative expenses	60,204	65,703	125,834	125,269
Operating income	43,763	49,672	74,906	90,399

Other income, net	47	224	348	698
Interest expense	(6,542)	(7,176)	(13,482)	(14,759)

Earnings before income taxes	37,268	42,720	61,772	76,338
Provision for income taxes	12,814	15,643	21,513	27,482

Net earnings	$24,454	$27,077	$40,259	$48,856

Basic earnings per share	$0.54	$0.61	$0.89	$1.10
Diluted earnings per share	$0.54	$0.60	$0.88	$1.08

Dividends per share	$0.08	$0.08	$0.16	$0.16

Weighted average shares outstanding:
Basic	45,127	44,631	45,063	44,607
Diluted	45,537	45,355	45,504	45,290

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$59,209	$60,705
Receivables, net	397,535	395,659
Inventories, net	305,394	281,508
Deferred tax assets, net	37,341	37,314
Other current assets	35,655	26,833
Total current assets	835,134	802,019
Property, plant, and equipment, net	389,927	364,032
Goodwill	632,609	608,898
Other intangible assets, net	243,929	234,596
Deferred tax assets, net	16,998	23,128
Other assets	10,177	9,357
Total Assets	$2,128,774	$2,042,030

Liabilities
Current Liabilities:
Short-term debt	$1,951	$3,249
Accounts payable	107,327	140,954
Dividends payable	3,636	-
Accrued expenses	84,140	103,973
Income taxes payable	3,498	8,213
Deferred revenue	162,236	138,753
Other current liabilities	44,426	56,542
Total current liabilities	407,214	451,684
Long-term debt	559,449	513,460
Deferred tax liabilities, net	26,173	26,850
Accrued pension and other postretirement benefit costs	134,392	125,762
Long-term portion of environmental reserves	20,189	20,377
Other liabilities	45,381	37,135
Total Liabilities	1,192,798	1,175,268
Contingencies and Commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,042	47,903
Additional paid-in capital	99,830	94,500
Retained earnings	932,934	899,928
Accumulated other comprehensive loss	(48,337)	(72,551)
	1,032,469	969,780
Less: Cost of treasury stock	(96,493)	(103,018)
Total Stockholders' Equity	935,976	866,762
Total Liabilities and Stockholders' Equity	$2,128,774	$2,042,030

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$40,259	$48,856
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,045	37,510
Net loss on sales and disposals of long lived assets	644	285
Gain on bargain purchase	(1,937)	-
Deferred income taxes	2,246	127
Share-based compensation	6,574	5,550
Changes in operating assets and liabilities, net of businesses acquired:
Decrease in receivables	13,148	7,168
Increase in inventories	(13,000)	(35,830)
(Decrease) increase in progress payments	(5,302)	4,755
Decrease in accounts payable andaccrued expenses	(57,894)	(28,589)
Increase in deferred revenue	22,936	25,954
Decrease in income taxes payable	(9,750)	(15,715)
Increase in net pension and postretirement liabilities	7,917	6,261
(Increase) decrease in other current and long-termassets	(1,287)	2,075
(Decrease) increase in other current and long-termliabilities	(8,334)	782
Total adjustments	(5,994)	10,333
Net cash provided by operating activities	34,265	59,189
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	2,640	7,906
Acquisitions of intangible assets	(321)	(175)
Additions to property, plant, and equipment	(37,528)	(46,596)
Acquisition of new businesses	(49,726)	(886)
Net cash used for investing activities	(84,935)	(39,751)
Cash flows from financing activities:
Borrowings of debt	437,880	205,500
Principal payments on debt	(393,218)	(207,531)
Proceeds from exercise of stock options	5,315	4,039
Dividends paid	(3,617)	(3,589)
Excess tax benefits from share based compensation	74	360
Net cash provided by (used for) financing activities	46,434	(1,221)
Effect of exchange-rate changes on cash	2,740	427
Net (decrease) increase in cash and cash equivalents	(1,496)	18,644
Cash and cash equivalents at beginning of period	60,705	66,520
Cash and cash equivalents at end of period	$59,209	$85,164

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$55,504	$3,128
Additional consideration received on prior year acquisitions	(870)	(1,467)
Liabilities assumed from current year acquisitions	(2,969)	(775)
Gain on bargain purchase	(1,937)	-
Cash acquired	(2)	-
	$49,726	$886
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2007	$47,715	$79,550	$807,413	$93,327	$(113,220)

Net earnings	–	–	109,390	–	–
Pension and postretirement adjustment, net	–	–	–	(87,313)	–
Foreign currency translation adjustments, net	–	–	–	(78,743)	–
Adjustment for SFAS No. 158 measurement date change, net	–	–	(2,494)	178	–
Dividends paid	–	–	(14,381)	–	–
Stock options exercised, net	188	6,050	–	–	5,439
Share-based compensation	–	9,278	–	–	4,385
Other	–	(378)	–	–	378
December 31, 2008	47,903	94,500	899,928	(72,551)	(103,018)

Net earnings	–	–	40,259	–	–
Pension and postretirement adjustments, net	–	–	–	(147)	–
Foreign currency translation adjustments, net	–	–	–	24,361	–
Dividends declared	–	–	(7,253)	–	–
Stock options exercised, net	139	2,947	–	–	2,280
Share-based compensation	–	2,692	–	–	3,936
Other		(309)			309
June 30, 2009	$48,042	$99,830	$932,934	$(48,337)	$(96,493)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS of PRESENTATION

Curtiss-Wright Corporation with its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 66 manufacturing facilities and 65 metal treatment service facilities.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2008 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.  In addition, the financial statements have been adjusted for the transfer of our Indal Technologies business unit from the Motion Control segment to the Flow Control segment.  Accordingly, all segment data has been modified.

RECENTLY ISSUED ACCOUNTING STANDARDS

ADOPTION OF NEW STANDARDS

In May 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this statement will require the Corporation to provide additional disclosures if material subsequent events occur.  The Corporation has evaluated the period from June 30, 2009 through August 7, 2009 and has determined that there are no material subsequent events to disclose.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2009, FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board Opinion (“APB”) 28-1 (“FSP 107-1 and APB 28-1”) Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of FSP 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year.  FSP 107-1 and APB 28-1 will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of this statement required the Corporation to provide additional disclosures, see Note 7.

Effective January 1, 2008, the Corporation adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Corporation adopted fair value accounting and disclosure for all non-financial assets and non-financial liabilities as of January 1, 2009.  SFAS No. 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Effective January 1, 2009, the Corporation adopted SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changed the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact of the adoption of this statement resulted in the gain on a bargain purchase for the acquisition of Nu-Torque of $1.9 million.  See Note 2 for additional information.

Effective January 1, 2009, the Corporation adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 amends the accounting and reporting for non-controlling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that non-controlling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement did not have an impact on the Corporation’s results of operations or financial condition.

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

Effective January 1, 2009, the Corporation adopted FSP 142-3, Determination of the Useful Life of the Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this statement did not have a material impact on the Corporation’s results of operations or financial condition.

In April 2009, FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141(R), Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and therefore is effective prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Corporation’s results of operations or financial condition.

STANDARDS ISSUED BUT NOT YET EFFECTIVE

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), amending FASB Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, effective for fiscal years ending after December 15, 2009.  FSP 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets.  The adoption of this statement will have an impact on the Corporation’s disclosure requirements.  The Corporation is currently evaluating the impact of these disclosures on the financial statements.

2.           ACQUISITIONS AND DISPOSITION OF LONG-LIVED ASSETS

The Corporation acquired four businesses and disposed of one product line during the six months ended June 30, 2009.  Two of the acquired businesses are described in more detail below.  The two remaining acquisitions had an aggregate purchase price of $5.5 million and were purchased by our Flow Control segment.  The disposition of a product line in our Flow Control segment for $2.5 million was not reported as discontinued operations as the amounts are not considered significant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The acquisitions have been accounted for as a purchase under the guidance of SFAS No. 141(R), where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain in the condensed consolidated statement of earnings under the revised accounting standard and recorded in general and administrative expenses. The Corporation has allocated the purchase price, including the value of identifiable intangibles with a finite life based upon final analysis, including input from third party appraisals. Purchase price allocations will be finalized no later than twelve months from acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

Flow Control Segment

EST Group, Inc.

On March 5, 2009, the Corporation acquired all the issued and outstanding stock of EST Group, Inc. (“EST”), and certain assets and liabilities from Township Line Realty, L.P. for $40.0 million in cash.  Under the terms of the Stock Purchase Agreement, the Corporation deposited $4.2 million into escrow as security for potential indemnification claims against the seller.  The escrow amount will be held for a period of eighteen months, provided that 50% of the escrow will be released after twelve months subject to amounts held back for pending claims.  In addition, a separate escrow of $0.9 million was established to indemnify the Corporation for a pending product warranty claim outstanding at the time of acquisition.  This holdback will be released to either the Corporation or seller upon resolution of the warranty claim.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Accounts receivable	$3,369
Inventory	4,126
Property, plant, and equipment	7,332
Other current assets	1,168
Intangible assets	12,500
Other assets	227
Current and non-current liabilities	(2,778)
Net tangible and intangible assets	25,944
Purchase price	40,000
Goodwill	$14,056

The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis including input from third party appraisals.

EST provides highly engineered products and comprehensive repair services for heat management and cooling systems utilized in the energy and defense markets.  EST had 99 employees as of the date of the acquisition and is headquartered in Hatfield, PA with additional locations in Baytown, TX, Baton Rouge, LA, and a sales office in the Netherlands.  Revenues of the acquired business were $19.6 million for the fiscal year ended September 30, 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nu-Torque

On January 16, 2009, the Corporation acquired certain assets of the Nu-Torque division (“Nu-Torque”) of Tyco Valves & Controls LP.  The purchase price of the acquisition, subject to customary adjustments as provided for in the Asset Purchase Agreement, was $5.0 million in cash paid at closing, and the assumption of certain liabilities of Nu-Torque.  Management funded the purchase from the Corporation’s revolving credit facility.

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

(In thousands)
Accounts receivable	$853
Inventory	4,329
Property, plant, and equipment	161
Other current assets	47
Intangible assets	2,900
Current and non-current liabilities	(1,021)
Net tangible and intangible assets	7,269
Purchase price	5,332
Gain on Bargain Purchase	$1,937

Nu-Torque is a designer and manufacturer of electric and hydraulic valve actuation and control devices primarily for Navy ships.  Nu-Torque is located in Redmond, WA and had 37 employees as of the date of the acquisition.  Revenues of the acquired business were $7.9 million for the fiscal year ended September 30, 2008.

3.           RECEIVABLES

Receivables at June 30, 2009 and December 31, 2008 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	June 30, 2009	December 31, 2008
Billed Receivables:
Trade and other receivables	$271,664	$286,123
Less: Allowance for doubtful accounts	(3,892)	(4,824)
Net billed receivables	267,772	281,299
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	145,382	135,511
Less: Progress payments applied	(15,619)	(21,151)
Net unbilled receivables	129,763	114,360
Receivables, net	$397,535	$395,659

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30, 2009	December 31, 2008
Raw material	$142,024	$126,799
Work-in-process	72,354	63,195
Finished goods and component parts	80,805	82,652
Inventoried costs related to U.S. Government and other long-term contracts	63,267	60,721
Gross inventories	358,450	333,367
Less: Inventory reserves	(35,249)	(34,283)
Progress payments applied, principally related to long-term contracts	(17,807)	(17,576)
Inventories, net	$305,394	$281,508

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2008	$285,593	$294,835	$28,470	$608,898
Goodwill from 2009 acquisitions	15,232	−	−	15,232
Change in estimate to fair value of net assets acquired in prior year	−	349	−	349
Additional consideration of prior years’ acquisitions	−	−	3	3
Other adjustments	(457)	−	−	(457)
Currency translation adjustment	2,534	5,796	254	8,584
June 30, 2009	$302,902	$300,980	$28,727	$632,609

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

	(In thousands)
June 30, 2009	Gross	Accumulated Amortization	Net
Technology	$127,386	$(38,824)	$88,562
Customer related intangibles	167,973	(46,609)	121,364
Other intangible assets	42,176	(8,173)	34,003
Total	$337,535	$(93,606)	$243,929

	(In thousands)
December 31, 2008	Gross	Accumulated Amortization	Net
Technology	$121,948	$(33,867)	$88,081
Customer related intangibles	153,113	(38,440)	114,673
Other intangible assets	37,965	(6,123)	31,842
Total	$313,026	$(78,430)	$234,596

The following table presents the changes in the net balance of intangibles assets during the six months ended June 30, 2009.

	(In thousands)
	Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2008	$88,081	$114,673	$31,842	$234,596
Acquired during 2009	3,400	11,100	5,050	19,550
Amortization expense	(4,295)	(7,393)	(1,954)	(13,642)
Change in estimate to fair value of net assets acquired in prior year	(164)	1,308	(1,055)	89
Net currency translation adjustment	1,540	1,676	120	3,336
June 30, 2009	$88,562	$121,364	$34,003	$243,929

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value.

The Corporation uses financial instruments, such as forward foreign exchange and currency option contracts to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  In accordance with SFAS No. 133, the Corporation does not elect to receive hedge accounting treatment and thus records forward foreign exchange and currency option contracts at fair value, with the gain or loss on these transactions recorded into earnings in the period in which they occur. The Corporation does not use derivative financial instruments for trading or speculative purposes.

The fair value of these instruments is $(0.6) million at June 30, 2009. These instruments are classified as other current liabilities and other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are valued at a Level 2.  See tables below for information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Earnings.

	Fair Values of Derivative Instruments
	(In thousands)
	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts:
Transactional	Other Current Liabilities	$–	Other Current Liabilities	$357
Forecasted	Other Current Liabilities	–	Other Current Liabilities	258

Total		$–		$615

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30, 2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$4,658
Forecasted	General and Administrative Expenses	1,015
Total		$5,673

		Six Months Ended June 30, 2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$2,552
Forecasted	General and Administrative Expenses	362
Total		$2,914

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of June 30, 2009.  Based upon the fair value hierarchy, all of our fixed rate debt is valued at a Level 2.  The estimated fair values of the Corporation’s fixed rate debt instruments at June 30, 2009 aggregated $333.9 million compared to a carrying value of $350.0 million.  The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	2009	2008
Warranty reserves at January 1,	$10,775	$10,774
Provision for current year sales	4,634	3,816
Increase due to acquisitions	127	–
Current year claims	(2,004)	(1,665)
Change in estimates to pre-existing warranties	(1,224)	(1,451)
Foreign currency translation adjustment	207	78
Warranty reserves at June 30,	$12,515	$11,552

9.           FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.9 million in accordance with EITF No. 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.  These acquisitions are consolidated into the Motion Control segment.  The accrual was established in the fourth quarter of 2008 for $7.1 million, while the remaining balance was recorded in the first six months of 2009 for $0.8 million based upon further analysis of the restructuring activities.  The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business.  As of June 30, 2009, the Corporation has not completed its plans associated with the restructuring and has estimated the costs noted above.  These costs are subject to adjustment upon finalization of the plan, and will be accounted for as an adjustment to the purchase price of the acquisition.  The Corporation intends to complete the majority of these activities by the third quarter of 2009.

In the first quarter of 2009, the Corporation committed to a plan to consolidate existing operations through reductions in force and consolidation of operating locations both domestically and internationally.  This plan will impact our Flow Control, Motion Control, and Metal Treatment segments.  The decision was based on a review of various cost saving programs undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  The Corporation incurred business consolidation costs of $3.3 million, consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.  These costs were recorded in the Statement of Earnings with the majority of the costs affecting the cost of sales, general and administrative expenses, selling and research and development costs for $2.1 million, $0.8 million, $0.2 million and $0.2 million, respectively.  The liability is included in other current liabilities.  As of June 30, 2009, the Corporation has not completed its plans associated with the restructuring and expects to complete the majority of these activities by December 31, 2009.

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of June 30, 2009 is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
Flow Control
December 31, 2008	$–	$–	$–	$–
Provisions	740	100	–	840
Payments	(402)	(97)	–	(499)
Net currency translation adjustment	–	–	–	–
June 30, 2009	$338	$3	$–	$341

Total expected and incurred to date	$795	$100	$400	$1,295

Motion Control
December 31, 2008	$3,616	$1,902	$628	$6,146
Provisions	2,981	(2)	133	3,112
Payments	(2,395)	(395)	(52)	(2,842)
Net currency translation adjustment	43	71	–	114
June 30, 2009	$4,245	$1,576	$709	$6,530

Total expected and incurred to date	$8,329	$2,036	$761	$11,126

Metal Treatment
December 31, 2008	$–	$–	$–	$–
Provisions	186	–	–	186
Payments	(186)	–	–	(186)
Net currency translation adjustment	–	–	–	–
June 30, 2009	$–	$–	$–	$–

Total expected and incurred to date	$186	$–	$–	$186

Total Curtiss-Wright
December 31, 2008	$3,616	$1,902	$628	$6,146
Provisions	3,907	98	133	4,138
Payments	(2,983)	(492)	(52)	(3,527)
Net currency translation adjustment	43	71	–	114
June 30, 2009	$4,583	$1,579	$709	$6,871

Total expected and incurred to date	$9,310	$2,136	$1,161	$12,607

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

Pension Plans
The components of net periodic pension cost for the three and six months ended June 30, 2009 and 2008 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$6,196	$5,746	$11,942	$11,490
Interest cost	5,881	5,334	11,399	10,666
Expected return on plan assets	(7,193)	(7,560)	(14,451)	(15,118)
Amortization of:
Prior service cost	162	130	320	260
Unrecognized actuarial loss	331	149	459	298
Net periodic benefit cost	$5,377	$3,799	$9,669	$7,596
Curtailment/Settlement loss	-	-	83	-
Total periodic benefit cost	$5,377	$3,799	$9,752	$7,596

During the six months ended June 30, 2009, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2009.  In addition, contributions of $1.7 million were made to the Corporation’s foreign benefit plans during the first six months of 2009.  Contributions to the foreign plans are expected to be $3.7 million in 2009.

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

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$155	$169	$310	$338
Interest cost	419	452	837	904
Amortization of unrecognized actuarial gain	(191)	(130)	(382)	(259)
Net periodic benefit cost	$383	$491	$765	$983

During the six months ended June 30, 2009, the Corporation has paid $0.9 million on the postretirement plans.  During 2009, the Corporation anticipates contributing $2.0 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	45,127	44,631	45,063	44,607
Dilutive effect of share-based compensation awards and deferred stock compensation	410	724	441	683
Diluted weighted-average shares outstanding	45,537	45,355	45,504	45,290

At June 30, 2009 and 2008, there were 1,058,000 and 355,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 as they would have been anti-dilutive for those periods.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended June 30, 2009
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$242,414	$155,748	$49,209	$447,371	$	−	$447,371
Intersegment revenues	−	226	590	816		(816)	−
Operating income (expense)	21,728	19,513	4,458	45,699		(1,936)	43,763

	(In thousands) Three Months Ended June 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$237,133	$146,190	$70,141	$453,464	$	−	$453,464
Intersegment revenues	−	1,660	226	1,886		(1,886)	−
Operating income (expense)	21,904	15,375	14,929	52,208		(2,536)	49,672

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands) Six Months Ended June 30, 2009
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$472,786	$296,457	$101,920	$871,163	$	−	$871,163
Intersegment revenues	22	1,808	963	2,793		(2,793)	−
Operating income (expense)	35,059	33,779	11,072	79,910		(5,004)	74,906

	(In thousands) Six Months Ended June 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$457,452	$291,665	$137,726	$886,843	$	−	$886,843
Intersegment revenues	32	1,761	466	2,259		(2,259)	−
Operating income (expense)	36,126	29,082	28,029	93,237		(2,838)	90,399

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other	Consolidated
June 30, 2009	$1,080,524	$771,430	$227,505	$2,079,459	$49,315	$2,128,774
December 31, 2008	979,097	778,331	235,413	1,992,841	49,189	2,042,030

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative, legal, and other expenses.

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total segment operating income	$45,699	$52,208	$79,910	$93,237
Corporate and other	(1,936)	(2,536)	(5,004)	(2,838)
Other income, net	47	224	348	698
Interest expense	(6,542)	(7,176)	(13,482)	(14,759)
Earnings before income taxes	$37,268	$42,720	$61,772	$76,338

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings	$24,454	$27,077	$40,259	$48,856
Equity adjustment from foreign currency translations, net	37,337	716	24,361	1,505
Defined benefit pension and post-retirement plan, net	(324)	88	(147)	215
Total comprehensive income	$61,467	$27,881	$64,473	$50,576

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

14.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2008.  The aggregate environmental obligation was $21.7 million at June 30, 2009 and $22.2 million at December 31, 2008.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

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

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services and to secure advance payments the Corporation has received from certain international customers.  At June 30, 2009 and December 31, 2008, the Corporation had contingent liabilities on outstanding letters of credit of $46.8 million and $54.0 million, respectively.

In January of 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit, including legal fees, and has filed an appeal to the verdict.  The Corporation has determined that it is probable that the punitive damages verdict will be reversed on appeal; therefore, no reserve has been recorded for that portion.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced products and services for critical high performance markets.  We are positioned as a leader in our niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, power generation, oil and gas, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets.  Approximately 40% of our revenues are generated from defense-related markets.

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

RESULTS of OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic”.  Additionally, on May 9, 2008, we sold our commercial aerospace repair and overhaul business located in Miami, Florida.  Also, on May 6, 2009, we sold our Eaton product line located in Brecksville, Ohio.  The results of operations for these businesses have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Therefore, for both the three months and six months ended June 30, 2009, our organic growth calculations do not include the operating results related to our 2009 acquisitions of Nu-Torque and EST Group, Inc.  Similarly, for both the three months and six months ended June 30, 2009, our organic growth calculations exclude the operating results of our 2008 acquisitions including VMETRO ASA, Mechetronics Holding Limited, and Parylene Coating Services, as they are considered incremental.  Additionally, the organic growth calculations exclude the operating results from our divestitures, as noted above, and the amounts are included as a reduction of our incremental results of operations.

Three months ended June 30, 2009

Sales for the second quarter of 2009 totaled $447 million, a decrease of 1% from sales of $453 million for the second quarter of 2008.  New orders received for the current quarter of $404 million, decreased 54% from new orders of $877 million for the second quarter of 2008.  The majority of the decrease in new orders in the second quarter of 2009 from the prior year period is due to a large order in excess of $300 million from Westinghouse to supply reactor coolant pumps for the domestic AP1000 nuclear power plants that was received in the second quarter of 2008 and did not recur.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

The decline in sales was largely driven by an organic sales decrease of 5% for the second quarter of 2009 from the prior year period.  This decrease in organic sales was largely offset by incremental sales of $17 million. The decline in organic sales was largely within our Metal Treatment segment which experienced a 31% decrease in sales from the prior year period. During the same period our Motion Control segment experienced a slight organic sales increase of 1% while our Flow Control segment experienced a 1% decrease as compared to the prior year period.   Foreign currency translation negatively impacted organic sales for the second quarter of 2009 by $13 million as compared to the prior year period.

For the second quarter of 2009, approximately 56% of the decrease in organic sales was driven by unfavorable foreign currency translation as compared to the prior year period.  The negative effect of foreign currency translation was mainly related to our European operations as the U.S. dollar strengthened against their local currencies.  Excluding the negative effect of foreign currency translation, our organic sales decrease was 2%.  Reduced organic sales in our general industrial, oil and gas, and commercial aerospace markets, were attributable to weak economic conditions, and were largely offset by increases within the power generation and defense markets. The decline in sales to the general industrial market is attributed to depressed sales for our automotive, industrial control products, and services across all of our segments.  Economic pressures on our customers in the oil and gas market caused delays for new order placement for our coker valve products as well as other valves and services within our Flow Control segment.  Similarly in our commercial aerospace market, although to a lesser extent, we experienced delayed orders for sensors and controls products within our Motion Control segment, as well as our services within our Metal Treatment segment.  The increase in our power generation market, primarily in our Flow Control segment, resulted from higher sales of our valves and engineering services to plant operators, as well as reactor coolant pumps for the AP1000 nuclear reactors.  An increase was realized across all our defense markets, aerospace, ground and navy, within our Motion Control and Flow Control segments.  Most notably, the growth in our naval and ground defense markets was driven by increased sales on the Ford class aircraft carrier program and Bradley Fighting Vehicle, respectively.

Operating income for the second quarter of 2009 totaled $44 million, a decrease of 12% from $50 million in the same period last year. The decrease in operating income was largely driven by an 8% decline in organic operating income for the second quarter of 2009, while our 2008 and 2009 acquisitions had $2 million in incremental losses from the prior year period.  The decline in organic operating income was primarily driven by our Metal Treatment segment, which experienced an organic operating income decrease of 71% from the comparable prior year period that was primarily due to the under-absorption of overhead costs as a result of the sharp decline in sales. The reduction in the Metal Treatment segment’s organic operating income was partially offset by increases in the Motion Control and Flow Control segments of 36% and 1%, respectively.  Foreign currency translation had a favorable impact on operating income of $5 million, or 130 basis points, for the second quarter of 2009 as compared to the prior year period.  Although foreign currency translation had an unfavorable impact on sales, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impacted the operating costs with no offsetting impact on sales.  Organic research and development, selling, general, and administrative costs remained essentially flat as a percentage of sales over the period as we have initiated cost reduction programs in addition to our business restructuring plans.  See Note 9 for further information on restructuring costs.

Net earnings for the second quarter of 2009 totaled $24 million, or $0.54 per diluted share, a decrease of 10% as compared to the net earnings in the second quarter of 2008 of $27 million, or $0.60 per diluted share.   As compared to the prior year period, the lower operating income noted above was partially offset by a $1 million decrease in interest expense and a $3 million decrease in tax expense. Interest expense decreased in the second quarter of 2009, as compared to the second quarter of 2008, due to lower average interest rates partially offset by higher debt levels. Our effective tax rate for the second quarter of 2009 was 34.4% as compared to 36.6% in the same period of 2008.  The lower effective tax rate was mainly due to a Canadian research and development tax benefit.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Six months ended June 30, 2009

Sales for the first six months of 2009 totaled $871 million, a decrease of 2% from sales of $887 million in the first six months of 2008.  New orders received for the first six months of 2009 of $862 million were down 35% from the new orders of $1,327 million for the first six months of 2008.  Backlog increased slightly to $1,685 million at June 30, 2009 from $1,679 million at December 31, 2008.  Approximately 40% of our backlog is defense-related.

The decrease in sales was primarily driven by a 5% organic sales decrease for the first six months of 2009 as compared to the first six months of 2008.  The decrease in organic sales was largely offset by incremental sales of $25 million. The decline in organic sales was largely driven by our Metal Treatment segment which experienced a 27% decrease in sales from the first six months of 2008. During the same period, organic sales within our Motion Control segment decreased by 3% which was partially offset by a 1% increase in our Flow Control segment. Foreign currency translation negatively impacted sales for the first six month of 2009 by $28 million as compared to the prior year period.

For the first six months of 2009, approximately 70% of the decrease in organic sales was driven by unfavorable foreign currency translation as compared to the prior year period.  The negative effect of foreign currency translation was primarily related to European operations as the U.S. dollar strengthened against their local currencies.  Excluding the negative effect of foreign currency translation, our organic sales decrease was 1%.  Lower organic sales in our general industrial, oil and gas, and commercial aerospace markets, was attributable to general economic conditions, and was largely offset by increases within the power generation and defense markets. The decline in sales to the general industrial market is attributed to depressed sales for our automotive, industrial control products, and services across all of our segments.  Economic pressures on our customers in the oil and gas market caused delays for new order placement for our coker valve products as well as other valves and services within our Flow Control segment.  Similarly, in our commercial aerospace market, although to a lesser extent, we experienced delayed orders for sensors and controls products within our Motion Control segment, as well as our services within our Metal Treatment segment.  The increase in our power generation market, primarily in our Flow Control segment, resulted from increased sales of our valves and engineering services to plant operators, as well as reactor coolant pumps for the AP1000 nuclear reactors.  An increase was realized across all our defense markets, aerospace, ground and navy within our Motion Control and Flow Control segments.  Most notably, the growth in our naval and ground defense markets were driven by increased sales on the Ford class aircraft carrier program and Bradley Fighting Vehicle, respectively.

Operating income for the first six months of 2009 totaled $75 million, down 17% from $90 million in the first six months of 2008. The decrease in operating income was largely driven by a 13% decline in organic operating income for the first six months of 2009, while our 2008 and 2009 acquisitions had incremental losses of $2 million from the prior year period.  The decline in organic operating income was primarily driven by our Metal Treatment segment, which experienced an organic operating income decrease of 61% from the first six months of 2008, primarily due to the under-absorption of overhead costs as a result of the sharp decline in sales. Additionally, the Flow Control segment had an organic decrease of 6% on relatively flat sales due to a combination of lower margin product demand and under-absorption of overhead costs.  The decrease in our Metal Treatment and Flow Control segments organic operating income was partially offset by an increase in the Motion Control segment’s organic operating income of 34%, which resulted from foreign currency translation and realized savings from cost reduction programs. Foreign currency translation had a favorable impact of $10 million on operating income for the first six months of 2009, as compared to the first six months of 2008.  Although foreign currency translation had an unfavorable impact on sales, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impacted the operating costs with no offsetting impact on sales.  Organic research and development, selling, general, and administrative costs remained essentially flat as a percentage of sales over the period due to cost reduction programs in addition to our business restructuring plans.  See Note 9 for further information on restructuring costs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Net earnings for the first six months of 2009 totaled $40 million, or $0.88 per diluted share, a decrease of 18% as compared to the net earnings of the first six months of 2008 of $49 million, or $1.08 per diluted share.  As compared to the prior year period, the lower operating income noted above was partially offset by a $1 million decrease in interest expense and a $6 million decrease in tax expense. Interest expense decreased in the first six months of 2009, as compared to the first six months of 2008, due to lower average interest rates partially offset by higher debt levels. Our effective tax rate for the first six months of 2009 was 34.8%, as compared to 36.0% in the same period of 2008, mainly due to a Canadian research and development tax benefit.

Segment Operating Performance:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2009	2008	%	2009	2008	%
Sales:
Flow Control	$242,414	$237,133	2.2%	$472,786	$457,452	3.4%
Motion Control	155,748	146,190	6.5%	296,457	291,665	1.6%
Metal Treatment	49,209	70,141	(29.8%)	101,920	137,726	(26.0%)

Total Sales	$447,371	$453,464	(1.3%)	$871,163	$886,843	(1.8%)

Operating Income:
Flow Control	$21,728	$21,904	(0.8%)	$35,059	$36,126	(3.0%)
Motion Control	19,513	15,375	26.9%	33,779	29,082	16.2%
Metal Treatment	4,458	14,929	(70.1%)	11,072	28,029	(60.5%)

Total Segments	45,699	52,208	(12.5%)	79,910	93,237	(14.3%)
Corporate & Other	(1,936)	(2,536)	(23.7%)	(5,004)	(2,838)	76.3%

Total Operating Income	$43,763	$49,672	(11.9%)	$74,906	$90,399	(17.1%)

Operating Margins:
Flow Control	9.0%	9.2%		7.4%	7.9%
Motion Control	12.5%	10.5%		11.4%	10.0%
Metal Treatment	9.1%	21.3%		10.9%	20.4%
Total Curtiss-Wright	9.8%	11.0%		8.6%	10.2%

Note: The 2008 segment financial data has been reclassified to conform to our 2009 financial statement presentation.

Flow Control

Sales for our Flow Control segment increased 2% to $242 million for the second quarter of 2009 from $237 million in the second quarter of 2008.  The increase in sales was due to our 2009 acquisitions of EST and Nu-Torque, which had incremental sales of $7 million. Organic sales were essentially flat in the second quarter, excluding foreign currency translation which had an unfavorable impact of $3 million as compared to the prior year period.  Although our organic sales were essentially flat, we experienced shifts within the markets as compared to the prior year period.  The power generation and naval defense markets increased by $25 million and $8 million, respectively, and were partially offset by decreases in the oil and gas and general industrial markets of $20 million and $9 million, respectively.

The increase in organic sales to the power generation market was attributed to higher sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors being constructed in China and the United States.  In addition, we had increased demand for maintenance projects for nuclear power plants.  The demand was driven by timing of refurbishment cycles, which can vary in timing from period to period.  The increase in the naval defense market was mainly due to increased production on the Ford class aircraft carrier program, which was partially offset by lower sales of spare parts.  In addition, we had increased sales to both domestic and international militaries primarily for helicopter handling products.  Mainly offsetting these increases was a decline in the oil and gas market sales due to delays in timing of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

new order placement for our coker valve products resulting from the tightening of the financial markets, reduced energy demand, and weak economic conditions globally.  Our traditional oil and gas valve products generated lower sales due to a downturn in capital spending and maintenance expenditures by our customers.  Additionally, our general industrial market declined due to lower demand for our industrial control products and automotive products resulting from depressed economic conditions.  Foreign currency translation unfavorably impacted organic sales for the second quarter of 2009 by $3 million as compared to the prior year period.

Operating income for the second quarter of 2009 was $22 million, which was essentially flat as compared to the prior year period.  The 2009 acquisitions decreased our operating income slightly in the second quarter of 2009 primarily due to amortization expense, which generally runs higher in the early period of ownership.  This segment’s organic operating income grew 1%, driven by favorable foreign currency translation, which contributed $1 million.  Although foreign currency translation had an unfavorable impact on sales for this segment, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impacted the operating costs with no offsetting impact on sales.  Our organic operating income was impacted by lower volumes, under-absorption of overhead costs in the oil and gas and general industrial markets, and cost growth on certain fixed-price contracts, partially offset by improved profitability in certain long-term contracts and lower expenses due to cost reduction programs.

Sales for the first six months of 2009 were $473 million, an increase of 3% over the same period last year of $457 million.  The sales improvement was due to organic growth of 1% and the contribution of our 2009 acquisitions, which contributed incremental sales of $10 million during the first six months of 2009.  Our base businesses experienced higher sales to the power generation market and naval defense market of $46 million and $14 million, respectively.  These sales were partially offset by decreased sales to our oil and gas and our general industrial markets of $27 million and $16 million, respectively.

The increase in organic sales to the power generation market was due to increased demand for maintenance projects for nuclear power plants.  This is driven by timing of refurbishment cycles, which can vary in timing from period to period.  In addition, we had increased sales for our next-generation reactor coolant pumps for the AP1000 nuclear reactors being constructed in China and the United States.  The increase in the naval defense market was mainly due to increased production on the Ford class aircraft carrier program which was partially offset by lower sales of spare parts.  In addition, we had increased sales to both domestic and international militaries primarily for helicopter handling products.  Mainly offsetting these increases was a decline in the oil and gas market sales due to delays in timing of new order placement for coker valve products resulting from more restrictive financial markets, reduced energy demand, and weak economic conditions globally.  In addition, our traditional valves products generated lower sales due to a downturn in our customers’ capital spending and maintenance expenditures.  Additionally, our general industrial market declined due to lower demand for our industrial control products and automotive products resulting from depressed economic conditions.  Foreign currency translation unfavorably impacted this segment's sales for the first six months of 2009 by $7 million as compared to the prior year period.

Operating income for the first six months of 2009 was $35 million, a decrease of 3% from the same period last year of $36 million.  Our 2009 acquisitions contributed $1 million of incremental operating income in the first six months of 2009.  This was primarily due to a gain of $2 million recognized on the acquisition of Nu-Torque, which was accounted for as a bargain purchase under acquisition accounting that became effective January 1, 2009.  This gain was partially offset by operating losses on our 2009 acquisitions, primarily due to amortization expense, which generally runs higher in the early period of ownership.  Our organic operating income declined by 6%, primarily due to a reduction in sales volume, under-absorption of overhead costs in the oil and gas and general industrial markets, and a shift to lower margin products, partially offset by lower expenses due to cost reduction programs.  Foreign currency translation had a favorable impact on operating income for the first six months of 2009 by $3 million as compared to the prior period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

New orders for the Flow Control segment totaled $208 million in the second quarter of 2009 and $476 million for the first six months of 2009, representing a decrease of 66% and 44%, respectively, from the same period in 2008.  This decrease was a result of a large order in excess of $300 million in the prior year related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year.  The 2009 acquisitions contributed $6 million and $9 million in incremental new orders received in the second quarter and first six months of 2009 respectively.  Backlog increased 1% to $1,184 million at June 30, 2009 from $1,167 million at December 31, 2008.

Motion Control

Sales for our Motion Control segment increased 7% to $156 million in the second quarter of 2009 from $146 million in the second quarter of 2008.  The increase in sales is primarily due to our 2008 acquisitions of Mechetronics and VMETRO, which had incremental sales of $9 million, coupled with organic sales growth of 4%, excluding the negative impact of foreign currency translation.  Our base businesses experienced a strong sales increase in the defense markets of $22 million, partially offset by decreases in the general industrial and commercial aerospace markets of $7 and $6 million, respectively.  Foreign currency translation negatively impacted sales for the second quarter by $5 million as compared to the prior year period.

Organic sales growth was realized across all of our major defense markets.  We experienced an increase in our ground, aerospace, and naval defense markets of $9 million, $6 million, and $5 million, respectively.  The increase in the ground defense market was driven primarily by higher sales of embedded computing products for tanks and light armored vehicles, such as the Bradley Fighting Vehicle and the Expeditionary Fighting Vehicle.  The improvement in the aerospace defense market was mainly due to increased demand for our integrated sensing products on various helicopter programs related to upgrades on both domestic and international military programs.  Our embedded computing products accounted for the remaining increase in our aerospace defense markets as well as the increase in our naval defense market, as demand for our commercial off-the-shelf (“COTS”) products continues to be strong coupled with our ability to offer a complete embedded computing subsystem solution.  Partially offsetting the positive impact of our defense markets was a decline in sales in the general industrial and commercial aerospace markets.  In our general industrial market, we experienced a downturn in demand for our sensor and controllers products due to weak economic conditions globally.  Declines in the commercial aerospace market were primarily due to delayed sales to original equipment manufacturers on the Boeing 700 series platforms as well as declines in our integrated sensing products.  Foreign currency translation negatively impacted organic sales for the second quarter of 2009 by $5 million as compared to the prior year period.

Operating income for the second quarter of 2009 was $20 million, a 27% increase over the prior year period.  This segment realized incremental losses of $2 million in the second quarter of 2009 primarily due to amortization expense, which generally runs higher in the early period of ownership.  Organic operating income growth of 36%, was largely related to favorable foreign currency translation, which contributed $3 million.  Although foreign currency translation had an unfavorable impact on sales for this segment, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impacted the operating costs with no offsetting impact on sales.  We experienced an increase of 16% in organic operating income excluding foreign currency, as we realized both an increase in margins on contracts related to a favorable mix in programs and lower organic operating expenses as a percentage of sales due to various cost reduction programs.

Sales for the first six months of 2009 increased 2% to $297 million from $292 million during the first six months of 2008.   This increase in sales is related to our 2008 acquisitions of Mechetronics and VMETRO which had sales of $20 million.  The increase was partially offset by our 2008 divestiture and a 3% decrease in organic sales.  The decrease in organic sales was driven by unfavorable foreign currency translation of $11 million.  Excluding the negative impact of foreign currency translation, organic sales grew 1%.  We experienced higher sales to our defense markets of $28 million, which were partially offset by decreases in the commercial aerospace and general industrial markets of $11 million and $10 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Organic sales growth was realized across all of our major defense markets.  We experienced an increase in our ground, aerospace, and naval defense markets of $15 million, $9 million, and $4 million, respectively.  The increase in the ground defense market was driven primarily by higher sales of embedded computing products on light armored vehicle platforms. Increased production and development accounted for the majority of the sales increase in the Stryker, Expeditionary Fighting Vehicle, and Future Combat System platforms.  The improvement in the aerospace defense market was mainly due to increased demand for our integrated sensing and embedded computing products on domestic and international military programs, such as the F-22 Raptor, F-35 JSF, and various helicopter programs.  The increase in sales to our naval defense market is related to demand for our COTS products, which continues to be strong as we have the ability to offer a complete embedded computing subsystem solution.  Partially offsetting the positive impact of the defense markets was a decline in sales for the commercial aerospace market related to delayed sales on original equipment manufacturers on the Boeing 700 series platforms and reduced demand for our integrated sensing products.  In addition, the decline in sales to the general industrial market is primarily related to weak economic conditions globally, which have caused a downturn in demand for our sensor and controllers products.  Foreign currency translation negatively impacted organic sales for the first six months of 2009 by $11 million as compared to the prior year period.

Operating income for the first six months of 2009 was $34 million, a 16% increase from the prior year period.  This segment realized incremental losses of $4 million for the first six months of 2009 primarily due to amortization expense, which generally runs higher in the early period of ownership. This segment’s organic operating income growth was 34%, which was driven largely by favorable foreign currency translation of $9 million.  Although foreign currency translation had an unfavorable impact on sales for this segment, the net impact on operating income was favorable mainly due to the Canadian operations having significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars.  Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.  The organic operating margin increased by 4% excluding the favorable impact of foreign currency translation, which is primarily due to cost reduction programs.

New orders for the Motion Control segment totaled $147 million in the second quarter of 2009 and $284 million for the first six months of 2009, representing a decrease of 22% and 16%, respectively, over the same period in 2008.  The 2009 acquisitions contributed $13 million and $14 million in incremental new orders received in the second quarter and first six months of 2009, respectively, over the prior year periods.  Backlog decreased 2% to $499 million at June 30, 2009 from $510 million at December 31, 2008.

Metal Treatment

Sales for our Metal Treatment segment decreased 30% to $49 million in the second quarter of 2009 from $70 million in the second quarter of 2008.  Organic sales declined 24%, when excluding the unfavorable effect of foreign currency translation and our 2008 acquisition which contributed $1 million in sales. The decrease in organic sales for the period was primarily driven by reductions in the general industrial and commercial aerospace markets of $13 million and $6 million, respectively.  The decline in sales was due to the weak global economic environment, as there was a reduction in demand across all primary service offerings with our heaviest decline in shot peening services.  Foreign currency translation negatively impacted organic sales for the second quarter of 2009 by $5 million as compared to the prior year period.

Operating income for the second quarter of 2009 was $5 million, a 70% decrease from the prior year period of $15 million.  The reduction from the prior year period was primarily due to lower volumes and the under-absorption of overhead costs as a result of the rapid decline in sales.  The impact of this decline was partially offset by lower expenses resulting from cost containment efforts. Foreign currency translation negatively impacted operating income for the second quarter of 2009 by $1 million as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Sales for the first six months of 2009 decreased 26% to $102 million from $138 million during the first six months of 2008.  Organic sales declined 19%, excluding the effect of unfavorable foreign currency translation.  Our 2008 acquisition contributed $1 million in sales.  The decline in organic sales for the period was primarily driven by reductions in our general industrial and commercial aerospace markets of $26 million and $9 million, respectively.  We experienced declines in all major markets with our strongest declines in the automotive market, which represented roughly 50% of the decline.  Additionally, we had reductions in demand across all primary service offerings with the heaviest declines in shot peening, coatings, and heat treating services.  Foreign currency translation negatively impact sales for the first half of 2009 by $10 million as compared to the prior year period.

Operating income for the first six months of 2009 was $11 million.  This represented a 60% decrease from the first six months of 2008 at $28 million.  The reduction in the prior year period was primarily due to lower volumes and the under-absorption of overhead costs as a result of the rapid decline in sales.  The impact of this decline was partially offset by lower expenses resulting from cost containment efforts. Foreign currency translation had an unfavorable impact on operating income by $2 million as compared to the prior year period.

Corporate and Other

Non-segment operating expense decreased $1 million for the second quarter of 2009, while the first six months of 2009 increased by $2 million versus the comparable prior year periods.  The decrease for the second quarter of 2009 was primarily due to foreign currency and exchange gains and lower legal costs partially offset by higher pension and medical expenses.  The increase for the first six months of 2009 was primarily due to increases in foreign currency and exchange losses, higher medical expenses, and higher pension costs partially offset by lower legal costs.

Interest Expense

Interest expense decreased $1 million for the second quarter and first six months of 2009 versus the comparable prior year periods.  The decreases were due to lower average interest rates partially offset by higher debt levels.  Our average outstanding debt increased 9% for the three months and six months ended June 30, 2009, while our average rate of borrowing decreased 17% for the second quarter of 2009 and 16% for the first six months of 2009, as compared to the comparable prior year periods.

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

Operating Activities

Our working capital was $428 million at June 30, 2009, an increase of $78 million from the working capital at December 31, 2008 of $350 million.  The ratio of current assets to current liabilities was 2.1 to 1.0 at June 30, 2009 versus 1.8 to 1.0 at December 31, 2008.  Cash and cash equivalents totaled $59 million at June 30, 2009, down from $61 million at December 31, 2008.  Days sales outstanding at June 30, 2009 were 54 days as compared to 49 days at December 31, 2008.  Inventory turns were 4.0 for the six months ended June 30, 2009, as compared to 4.6 at December 31, 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Excluding cash, working capital increased $79 million from December 31, 2008.  Working capital changes were primarily affected by an increase in inventory of $24 million due to a build up for future sales, stocking of new programs, purchase of long-lead time materials, and a decrease in accounts payable and accrued expenses of $53 million due primarily to the payments of annual incentive plans and lower days payable outstanding.  Offsetting these working capital increases was an increase in deferred revenue of $23 million due primarily to advance payments related mainly to the domestic AP1000 project and a decrease in receivables due to lower sales volume in the second quarter of 2009 versus the fourth quarter of 2008.  We do not expect to make contributions in 2009 to the Curtiss-Wright Pension Plan, however, we expect to make significant contributions beginning in 2010.  Please refer to our 2008 Annual Report on Form 10-K for further information.

During the first six months of 2009 we incurred additional liabilities of $4 million related to business consolidation costs based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  These costs were in addition to the $7 million established in 2008.  We expect to incur a total of $13 million related to these activities, inclusive of the above amounts.  A portion of these liabilities have been paid and remaining payments are expected to occur in 2009 and will be funded through normal operations.  We estimate annualized cash savings from these initiatives to be approximately $10 million after the completion of the restructuring activities.  See Note 9 for further information on these activities.

Investing Activities

Capital expenditures were $37 million in the first six months of 2009. Principal capital expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments, specifically the AP1000 program, which accounted for approximately $9 million in the first six months of 2009.  We expect to make additional capital expenditures of approximately $50 million during the remainder of 2009 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

During the first six months of 2009, we used $201 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund operating and investing activities. The unused credit available under this Revolving Credit Agreement at June 30, 2009 was $168 million. The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.9% during the second quarter of 2009 and 4.6% for the comparable prior year period.

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

Recently issued accounting standards:

New accounting pronouncements have been issued by the FASB which are not yet effective until after June 30, 2009.  For further discussion of new accounting standards, see Note 1 to the Condensed Consolidated Financial Statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation’s market risk during the six months ended June 30, 2009.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s 2008 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2009,  the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2009.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s 2008 Annual Report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2009, the Corporation held its annual meeting of stockholders. The matters submitted to a vote by the stockholders were the election of directors, and the appointment of independent accountants for the Corporation.

The votes received by the director nominees were as follows:

	For	Withheld

Martin R. Benante	40,776,504	855,809

S. Marce Fuller	38,704,726	2,927,587

Allen A. Kozinski	40,950,960	681,353

Carl G. Miller	41,355,767	276,546

William B. Mitchell	40,565,394	1,066,919

John R. Myers	37,804,971	3,827,342

John B. Nathman	41,265,483	366,830

William W. Sihler	40,881,414	750,899

Albert E. Smith	41,358,731	273,582

There were no broker non-votes or votes against any director.

The stockholders approved the appointment of Deloitte & Touche LLP, independent accountants for the Corporation. The holders of 41,426,430 shares of Common Stock voted in favor; 184,107 voted against and 21,776 abstained. There were no broker non-votes.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2009.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2009 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s 2008 Annual Report on Form 10-K.

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
         Dated:  August 7, 2009