Form 10-Q
period 2009-09-30
CURTISS WRIGHT CORP
filed 2009-11-06
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

Common Stock, par value $1.00 per share, 45,611,769 shares (as of October 31, 2009).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Net sales	$435,750	$435,699	$1,306,913	$1,322,542
Cost of sales	293,435	287,908	884,256	879,048
Gross profit	142,315	147,791	422,657	443,494

Research and development costs	13,824	10,955	40,148	36,808
Selling expenses	25,407	25,839	78,685	80,021
General and administrative expenses	66,866	62,807	192,700	188,076
Operating income	36,218	48,190	111,124	138,589

Other income, net	309	371	657	1,069
Interest expense	(5,923)	(6,611)	(19,405)	(21,370)

Earnings before income taxes	30,604	41,950	92,376	118,288
Provision for income taxes	10,489	14,427	32,002	41,909

Net earnings	$20,115	$27,523	$60,374	$76,379

Basic earnings per share	$0.44	$0.61	$1.34	$1.71
Diluted earnings per share	$0.44	$0.60	$1.32	$1.68

Dividends per share	$0.08	$0.08	$0.24	$0.24

Weighted average shares outstanding:
Basic	45,356	44,779	45,165	44,672
Diluted	45,828	45,505	45,617	45,369

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$72,499	$60,705
Receivables, net	399,547	395,659
Inventories, net	308,181	281,508
Deferred tax assets, net	38,385	37,314
Other current assets	41,663	26,833
Total current assets	860,275	802,019
Property, plant, and equipment, net	400,271	364,032
Goodwill	639,375	608,898
Other intangible assets, net	239,232	234,596
Deferred tax assets, net	16,355	23,128
Other assets	10,372	9,357
Total Assets	$2,165,880	$2,042,030

Liabilities
Current Liabilities:
Short-term debt	$77,649	$3,249
Accounts payable	109,147	140,954
Dividends payable	3,653	-
Accrued expenses	92,304	103,973
Income taxes payable	4,515	8,213
Deferred revenue	162,925	138,753
Other current liabilities	40,404	56,542
Total current liabilities	490,597	451,684
Long-term debt	470,645	513,460
Deferred tax liabilities, net	27,866	26,850
Accrued pension and other postretirement benefit costs	141,533	125,762
Long-term portion of environmental reserves	18,971	20,377
Other liabilities	45,372	37,135
Total Liabilities	1,194,984	1,175,268
Contingencies and Commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,214	47,903
Additional paid-in capital	106,788	94,500
Retained earnings	949,388	899,928
Accumulated other comprehensive loss	(38,135)	(72,551)
	1,066,255	969,780
Less: Cost of treasury stock	(95,359)	(103,018)
Total Stockholders' Equity	970,896	866,762
Total Liabilities and Stockholders' Equity	$2,165,880	$2,042,030

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$60,374	$76,379
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,276	56,071
Net loss on sales and disposals of long lived assets	882	259
Gain on bargain purchase	(1,937)	-
Deferred income taxes	808	(381)
Share-based compensation	9,334	8,284
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in receivables	16,563	(12,289)
Increase in inventories	(8,412)	(51,995)
(Decrease) increase in progress payments	(12,750)	10,021
Decrease in accounts payable and accrued expenses	(49,087)	(35,258)
Increase in deferred revenue	23,625	24,458
Decrease in income taxes payable	(16,409)	(13,630)
Increase in net pension and postretirement liabilities	16,245	8,906
(Increase) decrease in other current and long-termassets	(166)	1,750
(Decrease) increase in other current and long-termliabilities	(15,307)	2,200
Total adjustments	20,665	(1,604)
Net cash provided by operating activities	81,039	74,775
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	2,933	8,000
Acquisitions of intangible assets	(321)	(192)
Additions to property, plant, and equipment	(61,026)	(70,511)
Acquisition of new businesses	(50,764)	(7,731)
Net cash used for investing activities	(109,178)	(70,434)
Cash flows from financing activities:
Borrowings of debt	585,210	314,500
Principal payments on debt	(553,734)	(307,046)
Proceeds from exercise of stock options	10,450	9,842
Dividends paid	(7,261)	(7,180)
Excess tax benefits from share based compensation	264	1,507
Net cash provided by financing activities	34,929	11,623
Effect of exchange-rate changes on cash	5,004	(5,210)
Net increase in cash and cash equivalents	11,794	10,754
Cash and cash equivalents at beginning of period	60,705	66,520
Cash and cash equivalents at end of period	$72,499	$77,274

Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$56,749	$10,764
Additional consideration paid (received) on prior year acquisitions	80	(1,474)
Liabilities assumed from current year acquisitions	(4,125)	(1,559)
Gain on bargain purchase	(1,937)	-
Cash acquired	(3)	-
	$50,764	$7,731
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2007	$47,715	$79,550	$807,413	$93,327	$(113,220)

Net earnings	–	–	109,390	–	–
Pension and postretirement adjustment, net	–	–	–	(87,313)	–
Foreign currency translation adjustments, net	–	–	–	(78,743)	–
Adjustment for pension and postretirement measurement date change, net	–	–	(2,494)	178	–
Dividends paid	–	–	(14,381)	–	–
Stock options exercised, net	188	6,050	–	–	5,439
Share-based compensation	–	9,278	–	–	4,385
Other	–	(378)	–	–	378
December 31, 2008	47,903	94,500	899,928	(72,551)	(103,018)

Net earnings	–	–	60,374	–	–
Pension and postretirement adjustments, net	–	–	–	576	–
Foreign currency translation adjustments, net	–	–	–	33,840	–
Dividends declared	–	–	(10,914)	–	–
Stock options exercised, net	311	6,704	–	–	3,400
Share-based compensation	–	5,893	–	–	3,950
Other		(309)			309
September 30, 2009	$48,214	$106,788	$949,388	$(38,135)	$(95,359)

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

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimate for the valuation and useful lives of intangible assets, estimates for warranty reserves, and future environmental costs. Actual results may differ from these estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2009, the Corporation recorded a pre-tax adjustment of $3.8 million to increase pension expense on the Curtiss-Wright Pension and Restoration Plans, due to a calculation error made by our external actuary, affecting both the 2008 and 2009 valuations ($2.0 and $1.8 million, respectively).  This error did not affect the results of operations in any operating segment as pension expense is recorded within the Corporate & Other line as disclosed in Note 12 to the Condensed Consolidated Financial Statements.

The Corporation concluded that the impact of this error on the current and prior periods was not material to the Corporation’s 2009 or 2008 consolidated balance sheets, statements of earnings, statement of cash flows or footnote disclosures.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RECENTLY ISSUED ACCOUNTING STANDARDS

ADOPTION OF NEW STANDARDS

Subsequent Events

In May 2009, new guidance was issued on subsequent events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The new guidance was effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this guidance requires the Corporation to provide additional disclosures if material subsequent events occur.  The Corporation has evaluated the period from September 30, 2009 through November 6, 2009 and has determined that there are no material subsequent events.

Fair Value Disclosures and Measurements

In April 2009, new guidance was issued on interim disclosures about fair value instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  The new guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this new guidance, fair values for these assets and liabilities were only disclosed once a year.  The new guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of this guidance required the Corporation to provide additional disclosures, see Note 7 to the Condensed Consolidated Financial Statements.

Effective January 1, 2008, the Corporation adopted new accounting guidance on fair value measurements.  The new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new guidance was effective for the Corporation for all non-financial assets and non-financial liabilities as of January 1, 2009.  It enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Non-controlling Interests in Consolidated Financial Statements

Effective January 1, 2009, the Corporation adopted new accounting guidance on non-controlling interests in consolidated financial statements.  The new guidance amends the accounting and reporting for non-controlling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this guidance is the requirement that non-controlling interests be reported in the equity section of the balance sheet.  The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this guidance did not have an impact on the Corporation’s results of operations or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Corporation adopted new accounting guidance on disclosures about derivative instruments and hedging activities.  The new guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The new guidance is effective for financial statements issued after November 15, 2008.  The adoption of this guidance required the Corporation to provide additional disclosures, see Note 7 to the Condensed Consolidated Financial Statements.

Determination of the Useful Life of Intangible Assets

Effective January 1, 2009, the Corporation adopted new guidance on the determination of the useful life of intangible assets.  The new guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The new guidance was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on the Corporation’s results of operations or financial condition.

Business Combinations

Effective January 1, 2009, the Corporation adopted new accounting guidance on business combinations.  The new guidance changed the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.  The new guidance also includes several new disclosure requirements and applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact of the adoption of this guidance resulted in the gain on a bargain purchase for the acquisition of Nu-Torque of $1.9 million.  See Note 2 to the Condensed Consolidated Financial Statements for additional information.

In April 2009, new guidance was issued on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination.  The new guidance will carry forward the requirements for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with guidance on accounting for contingencies.  The new guidance applies to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Corporation’s results of operations or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

STANDARDS ISSUED BUT NOT YET EFFECTIVE

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, new guidance was issued on employers’ disclosures about pension and other postretirement benefit plan assets and is effective for fiscal years ending after December 15, 2009.  The new guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets.  The adoption of this guidance will have an impact on the Corporation’s disclosure requirements.  The Corporation is currently evaluating the impact of these disclosures on the financial statements.

2.           ACQUISITIONS AND DISPOSITION OF LONG-LIVED ASSETS

The Corporation acquired four businesses and disposed of one product line during the nine months ended September 30, 2009.  Two of the acquired businesses are described in more detail below.  The two remaining acquisitions had an aggregate purchase price of $5.5 million and were purchased by our Flow Control segment.  The disposition of a product line in our Flow Control segment for $2.5 million was not reported as discontinued operations as the amounts are not considered significant.

The acquisitions have been accounted for as a purchase under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain in the condensed consolidated statement of earnings under the revised accounting standard and recorded in general and administrative expenses. The Corporation has allocated the purchase price, including the value of identifiable intangibles with a finite life based upon final analysis, including input from third party appraisals. Purchase price allocations will be finalized no later than twelve months from acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
Accounts receivable	$3,369
Inventory	4,119
Property, plant, and equipment	7,332
Other current assets	1,168
Intangible assets	12,500
Other assets	227
Current and non-current liabilities	(2,778)
Net tangible and intangible assets	25,937
Purchase price	40,000
Goodwill	$14,063

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

Nu-Torque

On January 16, 2009, the Corporation acquired certain assets of the Nu-Torque division (“Nu-Torque”) of Tyco Valves & Controls LP.  The purchase price of the acquisition was $5.3 million in cash after giving effect to post-closing customary adjustments as provided for in the Asset Purchase Agreement and the assumption of certain liabilities of Nu-Torque.  Management funded the purchase from the Corporation’s revolving credit facility.

The acquisition has been accounted for as a bargain purchase under the guidance for business combinations.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The Corporation has estimated that $0.8 million of the acquired intangible assets will be tax deductible.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           RECEIVABLES

Receivables at September 30, 2009 and December 31, 2008 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	September 30, 2009	December 31, 2008
Billed Receivables:
Trade and other receivables	$264,700	$286,123
Less: Allowance for doubtful accounts	(3,768)	(4,824)
Net billed receivables	260,932	281,299
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	151,570	135,511
Less: Progress payments applied	(12,955)	(21,151)
Net unbilled receivables	138,615	114,360
Receivables, net	$399,547	$395,659

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2009	December 31, 2008
Raw material	$144,571	$126,799
Work-in-process	77,649	63,195
Finished goods and component parts	77,069	82,652
Inventoried costs related to U.S. Government and other long-term contracts	58,632	60,721
Gross inventories	357,921	333,367
Less: Inventory reserves	(36,717)	(34,283)
Progress payments applied, principally related to long-term contracts	(13,023)	(17,576)
Inventories, net	$308,181	$281,508

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2008	$285,593	$294,835	$28,470	$608,898
Goodwill from 2009 acquisitions	16,479	−	−	16,479
Change in estimate to fair value of net assets acquired in prior year	(36)	(169)	−	(205)
Additional consideration of prior years’ acquisitions	946	−	3	949
Other adjustments	(457)	−	−	(457)
Currency translation adjustment	5,543	7,778	390	13,711
September 30, 2009	$308,068	$302,444	$28,863	$639,375

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized, no later than twelve months from acquisition.

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

	(In thousands)
September 30, 2009	Gross	Accumulated Amortization	Net
Technology	$128,227	$(40,994)	$87,233
Customer related intangibles	169,335	(50,183)	119,152
Other intangible assets	42,301	(9,454)	32,847
Total	$339,863	$(100,631)	$239,232

	(In thousands)
December 31, 2008	Gross	Accumulated Amortization	Net
Technology	$121,948	$(33,867)	$88,081
Customer related intangibles	153,113	(38,440)	114,673
Other intangible assets	37,965	(6,123)	31,842
Total	$313,026	$(78,430)	$234,596

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the net balance of intangibles assets during the nine months ended September 30, 2009.

	(In thousands)
	Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2008	$88,081	$114,673	$31,842	$234,596
Acquired during 2009	3,400	11,100	5,050	19,550
Amortization expense	(6,293)	(10,536)	(3,195)	(20,024)
Change in estimate to fair value of net assets acquired in prior year	(159)	1,308	(1,055)	94
Net currency translation adjustment	2,204	2,607	205	5,016
September 30, 2009	$87,233	$119,152	$32,847	$239,232

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized, no later than twelve months from acquisition.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. Generally Accepted Accounting Principles require certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value.

The Corporation uses financial instruments, such as forward foreign exchange and currency option contracts to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  In accordance with this guidance, the Corporation does not elect to receive hedge accounting treatment and thus records forward foreign exchange and currency option contracts at fair value, with the gain or loss on these transactions recorded into earnings in the period in which they occur. The Corporation does not use derivative financial instruments for trading or speculative purposes.

The net fair value of these instruments is $0.05 million at September 30, 2009. These instruments are classified as other current liabilities and other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are valued at a Level 2.  See tables below for information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Earnings.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Values of Derivative Instruments
	(In thousands)
	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts:
Transactional	Other Current Liabilities	$-	Other Current Liabilities	$155
Forecasted	Other Current Liabilities	209	Other Current Liabilities	-

Total		$209		$155

(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30, 2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$(2,232)
Forecasted	General and Administrative Expenses	925
Total		$(1,307)

		Nine Months Ended September 30, 2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$320
Forecasted	General and Administrative Expenses	1,287
Total		$1,607

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of September 30, 2009.  Based upon the fair value hierarchy, all of our fixed rate debt is valued at a Level 2.  The estimated fair values of the Corporation’s fixed rate debt instruments at September 30, 2009 aggregated $363.5 million compared to a carrying value of $350.0 million.  The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	(In thousands)
	2009	2008
Warranty reserves at January 1,	$10,775	$10,774
Provision for current year sales	5,850	5,232
Increase due to acquisitions	127	-
Current year claims	(2,983)	(3,190)
Change in estimates to pre-existing warranties	(1,477)	(1,705)
Foreign currency translation adjustment	393	(305)
Warranty reserves at September 30,	$12,685	$10,806

9.           FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million in accordance with guidance on the recognition of liabilities in connection with a purchase business combination.  These acquisitions are consolidated into the Motion Control segment.  The accrual was established in the fourth quarter of 2008 for $7.1 million, while the remaining balance was recorded in the first nine months of 2009 for $0.5 million based upon further analysis of the restructuring activities.  The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business.  As of September 30, 2009, the Corporation has not completed its plans associated with the restructuring and has estimated the costs noted above.  These costs are subject to adjustment upon finalization of the plan, and will be accounted for as an adjustment to the purchase price of the acquisition.  The Corporation intends to complete the majority of these activities by the fourth quarter of 2009.

In the first quarter of 2009, the Corporation committed to a plan to consolidate existing operations through reductions in force and consolidation of operating locations both domestically and internationally.  This plan will impact our Flow Control, Motion Control, and Metal Treatment segments.  The decision was based on a review of various cost saving programs undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  The Corporation incurred business consolidation costs in 2009 of $4.1 million, consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.  These costs were recorded in the Statement of Earnings with the majority of the costs affecting the cost of sales, general and administrative expenses, selling and research and development costs for $2.4 million, $1.2 million, $0.4 million and $0.1 million, respectively.  The liability is included in other current liabilities.  As of September 30, 2009, the Corporation has not completed its plans associated with the restructuring and expects to complete the majority of these activities by December 31, 2009.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of September 30, 2009 is as follows:

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
Flow Control
December 31, 2008	$–	$–	$–	$–
Provisions	860	100	306	1,266
Payments	(635)	(100)	(306)	(1,041)
Net currency translation adjustment	–	–	–	–
September 30, 2009	$225	$–	$–	$225

Total expected and incurred to date	$860	$100	$656	$1,616

Motion Control
December 31, 2008	$3,616	$1,901	$628	$6,145
Provisions	3,167	(144)	50	3,073
Payments	(3,836)	(992)	(114)	(4,942)
Net currency translation adjustment	(26)	18	–	(8)
September 30, 2009	$2,921	$783	$564	$4,268

Total expected and incurred to date	$7,893	$2,071	$678	$10,642

Metal Treatment
December 31, 2008	$–	$–	$–	$–
Provisions	282	–	–	282
Payments	(282)	–	–	(282)
Net currency translation adjustment	–	–	–	–
September 30, 2009	$–	$–	$–	$–

Total expected and incurred to date	$282	$–	$–	$282

Total Curtiss-Wright
December 31, 2008	$3,616	$1,901	$628	$6,145
Provisions	4,309	(44)	356	4,621
Payments	(4,753)	(1,092)	(420)	(6,265)
Net currency translation adjustment	(26)	18	–	(8)
September 30, 2009	$3,146	$783	$564	$4,493

Total expected and incurred to date	$9,035	$2,171	$1,334	$12,540

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

Pension Plans
The components of net periodic pension cost for the three and nine months ended September 30, 2009 and 2008 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$8,510	$5,990	$20,452	$17,480
Interest cost	6,863	5,108	18,262	15,774
Expected return on plan assets	(7,280)	(7,549)	(21,731)	(22,667)
Amortization of:
Prior service cost	164	217	484	477
Unrecognized actuarial loss	1,326	246	1,785	544
Net periodic benefit cost	$9,583	$4,012	$19,252	$11,608
Curtailment/Settlement loss	-	-	83	-
Total periodic benefit cost	$9,583	$4,012	$19,335	$11,608

Net periodic benefit cost for the three months ended September 30, 2009 includes a $3.8 million correction of an immaterial error.  For more information regarding the correction, please refer to Note 1 to the Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2009, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2009.  Due to recent changes to funding regulations, we no longer expect to make contributions in 2010.  However, we do expect to make significant contributions in the range of $15 to 20 million in 2011. In addition, contributions of $2.5 million were made to the Corporation’s foreign benefit plans during the first nine months of 2009.  Contributions to the foreign plans are expected to be $3.7 million in 2009.

The curtailment charge indicated above represents an event accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans and termination of benefits.  In response to softening demand in commercial aerospace, the Motion Control segment implemented a reduction in workforce at a subsidiary in Mexico to align staffing with anticipated volume.  Payments for the dismissal of employees are required under Federal Labor Law in Mexico and are accounted for as a defined benefit.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008 were:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$178	$175	$488	$513
Interest cost	382	429	1,219	1,333
Amortization of unrecognized actuarial gain	(235)	(172)	(617)	(431)
Net periodic benefit cost	$325	$432	$1,090	$1,415

During the nine months ended September 30, 2009, the Corporation has paid $1.3 million on the postretirement plans.  During 2009, the Corporation anticipates contributing $2.0 million to the postretirement plans.

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic weighted-average shares outstanding	45,356	44,779	45,165	44,672
Dilutive effect of share-based compensation awards and deferred stock compensation	472	726	452	697
Diluted weighted-average shares outstanding	45,828	45,505	45,617	45,369

At September 30, 2009 and 2008, there were 681,000 and 352,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, and were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 as they would have been anti-dilutive for those periods.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended September 30, 2009
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$237,931	$148,303	$49,516	$435,750	$	−	$435,750
Intersegment revenues	7	997	193	1,197		(1,197)	−
Operating income (expense)	22,274	16,512	4,354	43,140		(6,922)	36,218

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands) Three Months Ended September 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$226,951	$143,148	$65,600	$435,699	$	−	$435,699
Intersegment revenues	−	1,572	255	1,827		(1,827)	−
Operating income (expense)	24,260	15,002	13,407	52,669		(4,479)	48,190

	(In thousands) Nine Months Ended September 30, 2009
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$710,717	$444,760	$151,436	$1,306,913	$	−	$1,306,913
Intersegment revenues	29	2,805	1,156	3,990		(3,990)	−
Operating income (expense)	57,333	50,291	15,426	123,050		(11,926)	111,124

	(In thousands) Nine Months Ended September 30, 2008
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other (1)		Consolidated
Revenue from external customers	$684,403	$434,813	$203,326	$1,322,542	$	−	$1,322,542
Intersegment revenues	32	3,332	722	4,086		(4,086)	−
Operating income (expense)	60,386	44,084	41,436	145,906		(7,317)	138,589

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other	Consolidated
September 30, 2009	$1,118,043	$761,041	$227,397	$2,106,481	$59,399	$2,165,880
December 31, 2008	979,097	778,331	235,413	1,992,841	49,189	2,042,030

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative, legal, and other expenses.

Adjustments to reconcile to earnings before income taxes:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total segment operating income	$43,140	$52,669	$123,050	$145,906
Corporate and other	(6,922)	(4,479)	(11,926)	(7,317)
Other income, net	309	371	657	1,069
Interest expense	(5,923)	(6,611)	(19,405)	(21,370)
Earnings before income taxes	$30,604	$41,950	$92,376	$118,288

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows:
	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net earnings	$20,115	$27,523	$60,374	$76,379
Equity adjustment from foreign currency translations, net	9,479	(31,410)	33,840	(29,905)
Defined benefit pension and post-retirement plan, net	723	420	576	635
Total comprehensive income	$30,317	$(3,467)	$94,790	$47,109

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

14.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2008.  The aggregate environmental obligation was $20.8 million at September 30, 2009 and $22.2 million at December 31, 2008.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

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

The Corporation enters into standby letters of credit agreements with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services and to secure advance payments the Corporation has received from certain international customers.  At September 30, 2009 and December 31, 2008, the Corporation had contingent liabilities on outstanding letters of credit of $39.5 million and $54.0 million, respectively.

In January of 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit, including legal fees, and appealed the verdict.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff has filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  Both parties have submitted their required pleadings, and the Supreme Court of New Jersey is currently deliberating on whether to accept or decline Plaintiff’s Petition for Certification.

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

RESULTS OF OPERATIONS

Analytical definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic”.  Effective for the third quarter of 2009, organic will also exclude the effect of foreign currency translation.  We feel this change will provide greater transparency to the readers of our results of operations.

Therefore, for both the three months and nine months ended September 30, 2009, our organic growth calculations do not include the operating results related to our 2009 acquisitions of Nu-Torque and EST Group, Inc. or our 2008 acquisitions including VMetro ASA and Mechetronics Holding Limited, as they are considered incremental.  The organic growth calculations for the three months ended and nine months ended September 30, 2009 exclude approximately two months and eight months, respectively, of operating results for Parylene Coating Services as this business was acquired on September 4, 2009.  Additionally, on May 9, 2008, we sold our commercial aerospace repair and overhaul business located in Miami, Florida and on May 6, 2009, we sold our Eaton product line located in Brecksville, Ohio.  The results of operations for these businesses have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Three months ended September 30, 2009

For the third quarter of 2009, sales for the Corporation were $436 million or flat as compared to $436 million during the third quarter of 2008. Incremental sales, largely driven by our 2008 and 2009 acquisitions and divestitures, were $12 million, or 3%. This increase was partially offset by a decrease in organic sales of $6 million, or 1%.  The decline in organic sales was largely due to a reduction in our Metal Treatment segment of $14 million, partially offset by an increase in our Flow Control segment of $8 million. Organic sales for our Motion Control segment were essentially flat over the prior year period.  The remaining sales decline of $6 million, or 1%, was due to the unfavorable effects of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Across the Corporation, we experienced significant reductions in organic sales within our general industrial, oil and gas, and commercial aerospace markets due to generally weak global economic conditions.  The decline in sales to the general industrial market is attributed to depressed sales for our automotive, industrial control products, and services across all of our segments. Economic pressures on our customers in the oil and gas market caused delays for new order placement for our coker valve products as well as other valves and services within our Flow Control segment.  Similarly in our commercial aerospace market, we experienced a decline in services sales within our Metal Treatment segment and, to a lesser extent, delayed orders for integrated sensing products within our Motion Control segment.  While challenged in several markets, we continue to experience strong organic growth in our power generation and defense markets which largely offset the aforementioned decreases.  The increase within our power generation markets, primarily in our Flow Control segment, resulted from higher sales of valves and engineering services to plant operators, as well as reactor coolant pumps for the AP1000 nuclear reactors.  The increase in our defense markets was driven by increases in the aerospace and navy markets, within our Motion Control and Flow Control segments.  Most notably, the growth in our navy and aerospace defense markets was driven by increased sales on the Ford class aircraft carrier and Global Hawk Unmanned Aerial Vehicle programs, respectively.

New orders declined by $17 million ($425 million versus $442 million), or 4%, during the third quarter of 2009, as compared to the same period in 2008.  This decrease was mainly due to reductions in the general industrial and oil and gas markets.  Acquisitions, net of divestitures, contributed $17 million to new orders from the comparable quarter in 2008.

For the third quarter of 2009, operating income for the corporation was $36 million.  This was a decrease of $12 million, or 25%, from $48 million during the third quarter of 2008.  Organic operating income decreased by approximately $10 million during the quarter, while our 2008 and 2009 acquisitions had $2 million in incremental losses from the prior year period.  Our Metal Treatment and Flow Control segments’ organic operating income declined 64% and 7%, respectively, mainly due to under-absorption of overhead costs resulting from significantly lower volumes in our general industrial and oil and gas markets, offset partially by cost reduction programs.  The decrease in our Metal Treatment and Flow Control segment was partially mitigated by an increase in the Motion Control segment’s organic operating income of 18%, which was mainly due to lower expenses resulting from cost reduction programs. Non-segment operating expense increased by $2 million, mainly due to a pension expense error, which was partially offset by lower compensation and legal expenses.  For more information regarding the pension error correction, please refer to Note 1 to the Condensed Consolidated Financial Statements.  Foreign currency translation had an additional favorable impact of approximately $1 million on our results in 2009 versus 2008.

Net earnings for the third quarter of 2009 totaled $20 million, or $0.44 per diluted share, a decrease of 27% as compared to $28 million, or $0.60 per diluted share, in the third quarter of 2008.   As compared to the prior year period, the lower operating income of $12 million noted above was partially offset by a $1 million decrease in interest expense and a $4 million decrease in tax expense. Interest expense decreased due to lower average interest rates partially offset by higher debt levels. Our effective tax rate for the third quarter of 2009 was 34.3% as compared to 34.4% in the third quarter of 2008.

Nine months ended September 30, 2009

For the first nine months of 2009, sales for the Corporation were $1,307 million.  This was a decrease of $16 million, or 1%, from $1,323 million during the first nine months of 2008. The decrease in sales was largely driven by a decrease in organic sales of $20 million, or 2%.  The decline in organic sales was driven by a reduction in our Metal Treatment segment of $41 million and partially offset by an increase in our Flow Control segment of $20 million. Organic sales for our Motion Control segment increased $1 million, or less than 1%, over the prior year period.  Incremental sales from our 2008 and 2009 acquisitions and divestitures were $37 million, or 3%. The remaining sales decline of $33 million, or 2%, was due to the unfavorable effects of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Across the Corporation, we experienced significant reductions in organic sales within our general industrial, oil and gas, and commercial aerospace markets due to generally weak global economic conditions.  The decline in sales to the general industrial market is attributed to depressed sales for our automotive, industrial control products, and services across all of our segments. Economic pressures on our customers in the oil and gas market caused delays for new order placement for our coker valve products as well as other valves and services within our Flow Control segment.  Similarly in our commercial aerospace market, we experienced a decline in services sales within our Metal Treatment segment and, to a lesser extent, delayed orders for integrated sensing products within our Motion Control segment.  While challenged in several markets, we continue to experience strong organic growth in our power generation and defense markets which partially offset the aforementioned decreases.  The increase within our power generation markets, primarily in our Flow Control segment, resulted from higher sales of valves and engineering services to plant operators, as well as reactor coolant pumps for the AP1000 nuclear reactors.  An increase was realized across all our defense markets. Our Motion Control segment had strong growth in the aerospace, ground and navy defense markets and the Flow Control segments had strong growth in our naval defense market.  Most notably, the growth in our navy and aerospace defense markets was driven by increased sales on the Ford class aircraft carrier and Global Hawk Unmanned Aerial Vehicle programs, respectively.  The improvement in the ground defense market was driven primarily by higher sales of embedded computing products on light armored vehicle platforms.

New orders for the first nine months of 2009 declined by $483 million ($1,286 million versus $1,769 million), or 27%.  This decrease was a result of a large order in excess of $300 million in the prior year related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year. Acquisitions, net of divestitures, contributed an incremental $40 million to new orders from the comparable period in 2008. Backlog was $1,683 million at September 30, 2009 and was essentially unchanged from $1,679 million at December 31, 2008.

For the first nine months of 2009, operating income for the Corporation was $111 million.  This was a decrease of $28 million, or 20%, from $139 million during the first nine months of 2008.  Organic operating income decreased by approximately $31 million during the first nine months, while our 2008 and 2009 acquisitions had $6 million in incremental losses from the prior year period.  Our Metal Treatment and Flow Controls segments organic operating income declined 56% and 11%, respectively, mainly due to under-absorption of overhead costs resulting from significantly lower volumes in our general industrial and oil and gas markets, offset partially by cost reduction programs.  The decrease in our Metal Treatment and Flow Control segments was partially offset by an increase in the Motion Control segment’s organic operating income of 10%, which mainly resulted from realized savings due to cost reduction programs. Please refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our restructuring. Foreign currency translation had an additional favorable impact of $10 million on our results in 2009 versus 2008.

Net earnings for the first nine months of 2009 totaled $60 million, or $1.32 per diluted share, a decrease of 21% as compared to $76 million, or $1.68 per diluted share in the first nine months of 2008.  As compared to the prior year period, the lower operating income noted above was partially offset by a $2 million decrease in interest expense and a $10 million decrease in tax expense. Interest expense decreased in the third quarter of 2009, as compared to the third quarter of 2008, due to lower average interest rates partially offset by higher debt levels. Our effective tax rate for the third quarter of 2009 was 34.6% as compared to 35.4% in the same period of 2008.  The lower effective tax rate was mainly due to a higher Canadian research and development tax benefit in 2009.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Segment Operating Performance:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2009	2008	%	2009	2008	%
Sales:
Flow Control	$237,931	$226,951	4.8%	$710,717	$684,403	3.8%
Motion Control	148,303	143,148	3.6%	444,760	434,813	2.3%
Metal Treatment	49,516	65,600	(24.5%)	151,436	203,326	(25.5%)

Total Sales	$435,750	$435,699	0.0%	$1,306,913	$1,322,542	(1.2%)

Operating Income:
Flow Control	$22,274	$24,260	(8.2%)	$57,333	$60,386	(5.1%)
Motion Control	16,512	15,002	10.1%	50,291	44,084	14.1%
Metal Treatment	4,354	13,407	(67.5%)	15,426	41,436	(62.8%)

Total Segments	43,140	52,669	(18.1%)	123,050	145,906	(15.7%)
Corporate & Other	(6,922)	(4,479)	54.5%	(11,926)	(7,317)	63.0%

Total Operating Income	$36,218	$48,190	(24.8%)	$111,124	$138,589	(19.8%)

Operating Margins:
Flow Control	9.4%	10.7%		8.1%	8.8%
Motion Control	11.1%	10.5%		11.3%	10.1%
Metal Treatment	8.8%	20.4%		10.2%	20.4%
Total Curtiss-Wright	8.3%	11.1%		8.5%	10.5%

Note: The 2008 segment financial data has been reclassified to conform to our 2009 financial statement presentation.

Flow Control

For the third quarter of 2009, sales for our Flow Control segment were $238 million.  This was an increase of $11 million, or 5%, from $227 million during the third quarter of 2008.  Organic sales increased $8 million, or 4%, over the same period from the prior year; however, strong increases in both the defense market of $15 million and the power generation market of $12 million were partially offset by decreases in the general industrial and oil and gas markets of $9 million and $10 million, respectively. In addition, our 2009 acquisitions of EST and Nu-Torque, net of divestitures, contributed $5 million in incremental sales.  The remaining sales decline of $2 million was due to the unfavorable effect of foreign currency translation.

The increase in organic sales to our defense market was mainly due to increased production on the Virginia class submarines and the Ford class aircraft carrier program as well as sales of motors, generators and helicopter handling products for naval applications.  Our commercial power generation market also generated strong organic growth due to increased demand for our upgrades and plant maintenance, as well as higher sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors being constructed in the United States.  In addition, we had increased demand for upgrades and maintenance projects for nuclear power plants, driven by timing of refurbishment cycles, which can vary from period to period.  Mainly offsetting these increases was a decline in the oil and gas market organic sales due to delays in timing of new order placement for our coker valve products resulting from the tightening of the financial markets, reduced energy demand, and weak economic conditions globally.  Traditional oil and gas valve products also generated lower sales due to a downturn in capital spending and maintenance expenditures by our customers.  Organic sales to our general industrial market declined due to lower demand for our industrial control products and automotive products resulting from depressed economic conditions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

New orders increased by $30 million ($262 million versus $232 million), or 13%, during the third quarter of 2009, as compared to the same period in 2008.  The increase in new orders was driven primarily by increases for both the Virginia class submarine and the Ford class aircraft carrier programs, partially offset by declines in orders for coker valve products.  Acquisitions, net of divestitures, contributed $4 million to incremental new orders from the comparable quarter in 2008.

For the third quarter of 2009, operating income for our Flow Control segment was $22 million.  This was a decrease of $2 million, or 8%, from $24 million during the third quarter of 2008.  Organic operating income decreased by approximately $2 million from the prior year period, while incremental operating income and foreign currency translation were both flat.  Our organic operating income was mainly impacted by the under-absorption of overhead costs resulting from significantly lower volumes in the oil and gas and general industrial markets.  These declines were partially offset by higher operating income due to increased volumes in our commercial nuclear power market and lower expenses due to cost reduction programs.

For the first nine months of 2009, sales for our Flow Control segment were $711 million.  This was an increase of $26 million, or 4%, from $684 million during the first nine months of 2008.  Organic sales increased $20 million, or 3%, over the same period from the prior year; however, strong increases in both the power generation market of $58 million and the defense market of $28 million were partially offset by decreases in the oil and gas of $41 million and general industrial markets of $25 million. In addition, our 2009 acquisitions of EST and Nu-Torque, net of divestitures, contributed $15 million in incremental sales.  The remaining sales decline of $8 million was due to the unfavorable effect of foreign currency translation.

The increase in organic sales to the power generation market was due to increased demand for our upgrades and plant maintenance, as well as higher sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors being constructed in China and the United States.  In addition, we had increased demand for upgrades and maintenance projects for nuclear power plants, driven by timing of refurbishment cycles, which can vary from period to period.  The increase in organic sales to the defense market was mainly due to increased production on both the Virginia class submarine and the Ford class aircraft carrier programs which were partially offset by lower sales of spare parts.  In addition, we had increased sales of motors, generators and helicopter handling products for naval applications.  Offsetting these increases was a decline in the oil and gas market organic sales due to delays in timing of new order placement for coker valve products resulting from more restrictive financial markets, reduced energy demand, and weak economic conditions globally.  Traditional oil and gas valve products also generated lower sales due to a downturn in capital spending and maintenance expenditures by our customers.  Organic sales to our general industrial market declined due to lower demand for our industrial control products and automotive products resulting from depressed economic conditions.

New orders for the first nine months of 2009 declined by $344 million ($738 million versus $1,082 million), or 32%.  This decrease was a result of a large order in excess of $300 million in the prior year related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year. Acquisitions, net of divestitures, contributed an incremental $12 million to new orders from the comparable period in 2008. Backlog increased 4% to $1,215 million at September 30, 2009 from $1,167 million at December 31, 2008.

For the first nine months of 2009, operating income for our Flow Control segment was $57 million.  This was a decrease of $3 million, or 5%, from $60 million during the first nine months of 2008.  Organic operating income decreased by $7 million, or 11%, over the prior year period. Our organic operating income was primarily impacted by the under-absorption of overhead costs resulting from significantly lower volumes in the oil and gas and general industrial markets.  These declines were partially offset by higher operating income due to increased volumes in our commercial nuclear power market and lower expenses due to cost reduction programs.  Our 2009 acquisitions contributed $1 million of incremental operating income in the first nine months of 2009.  This was primarily due to a gain of $2 million recognized on the acquisition of Nu-Torque, which was accounted for as a bargain purchase under acquisition accounting that became effective January 1, 2009.  This gain was partially offset by operating

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

losses on our 2009 acquisitions, primarily due to amortization expense, which generally runs higher in the early period of ownership.  Foreign currency translation had an additional favorable impact of $3 million on our results in 2009 versus 2008.

Motion Control

For the third quarter of 2009, sales for our Motion Control segment were $148 million.  This was an increase of $5 million, or 4%, from $143 million during the third quarter of 2008.  This increase was mainly due to our 2008 acquisitions of VMetro ASA and Mechetronics Holdings Limited, which had incremental sales of $7 million, or 5% of sales growth for the quarter. Organic sales were flat over the same period from the prior year; however, a strong increase in the defense market of $5 million was fully offset by decreases in the commercial aerospace of $3 million and general industrial markets of $2 million due to the economic slowdown.  The remaining sales decline of $2 million was due to the unfavorable effect of foreign currency translation.

Organic sales growth was realized in most of our major defense markets.  Organic sales increased in the aerospace and naval defense markets by $4 million and $3 million, respectively.  However, these increases were partially offset by a decline in the ground defense market of $4 million. The increase in the aerospace defense market was driven primarily by higher sales for our embedded computing products on the Northrop Grumman Global Hawk Program as well as various integrated sensing products on both domestic and international helicopter programs.  The increase in the naval defense market was driven by our embedded computing products, as demand for our commercial off-the-shelf (“COTS”) products supporting radar tracking systems continues to be strong. The decrease in the ground defense market was driven primarily by the cancellation of the Army’s Future Combat Systems – Manned Ground Vehicle program as well as lower sales of embedded computing products for tanks and light armored vehicles, such as the Bradley Fighting Vehicle.  Fully offsetting the positive net impact of our defense markets was a decline in organic sales in the commercial aerospace and general industrial markets.  The commercial aerospace market declined as higher sales to Boeing, primarily the 737 series, were more than offset by declines in our integrated sensing products in the regional jet markets. In our general industrial market, we experienced a downturn in demand for our sensor and controllers products due to weak economic conditions globally.

New orders declined by $31 million ($113 million versus $144 million), or 21%, during the third quarter of 2009, as compared to the same period in 2008.  This was due to general reductions in commercial and general industrial markets.  Acquisitions contributed $12 million to new orders from the comparable quarter in 2008.

For the third quarter of 2009, operating income for our Motion Control segment was $17 million.  This was an increase of $2 million, or 10%, from $15 million during the third quarter of 2008.  Organic operating income increased by approximately $3 million during the quarter, while incremental operating income decreased by $2 million.  The organic operating income increase was due to lower expenses resulting from cost containment efforts.  Incremental operating income was unfavorable, primarily due to higher amortization expense which generally runs higher in the early period of ownership.  Foreign currency translation had an additional favorable impact of $1 million on our results in 2009 versus 2008.

For the first nine months of 2009, sales for our Motion Control segment were $445 million.  This was an increase of approximately $10 million, or 2%, from $435 million during the first nine months of 2008.  This increase was mainly due to our 2008 acquisitions of VMetro ASA and Mechetronics Holdings Limited, partially offset by our 2008 divestiture, which generated $21 million or 5% in incremental sales. Organic sales increased by $1 million, or less than 1%, over the same period from the prior year; however, a strong increase in the defense markets of $30 million was largely offset by decreases in the commercial aerospace of $17 million and general industrial markets of $13 million due to the economic slowdown. The remaining sales decline of $12 million was due to the unfavorable effects of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Organic sales growth was realized across all of our major defense markets.  We experienced an increase in our aerospace, ground, and naval defense markets of $11 million, $11 million, and $6 million, respectively.  The increase in the aerospace defense market was mainly due to increased demand for our integrated sensing and embedded computing products on domestic and international military programs, such as the Northrop Grumman Global Hawk, F-22 Raptor, F-35 JSF, and various helicopter programs.  The improvement in the ground defense market was driven primarily by higher sales of embedded computing products on light armored vehicle platforms. Increased production and development accounted for the majority of the sales increase in the Expeditionary Fighting Vehicle, Stryker, and Bradley Fighting Vehicle platforms.  The increase in sales to our naval defense market is mainly due to our embedded computing COTS products, as demand continues to be strong for complete embedded computing subsystem solutions.  Fully offsetting the increase in our defense markets was a decline in organic sales in the commercial aerospace and general industrial markets.  The decrease in the commercial aerospace market was mainly due to a reduction in sales to original equipment manufacturers on the Boeing 700 series platforms.  In addition, the decline in sales to the general industrial market is primarily related to weak global economic conditions, which have caused a downturn in demand for our sensor and controllers products.

New orders for the first nine months of 2009 declined by $86 million ($397 million versus $483 million), or 18%, as compared to the same period in 2008.  This decline in orders is mainly due to our commercial aerospace and general industrial markets.  Acquisitions, net of divestitures, contributed an incremental $26 million to new orders from the comparable period in 2008. Backlog decreased 9% to $466 million at September 30, 2009 from $510 million at December 31, 2008.

For the first nine months of 2009, operating income for our Motion Control segment was $50 million.  This was an increase of $6 million, or 14%, from $44 million during the first nine months of 2008.  The segment realized incremental losses of approximately $7 million during the first nine months of 2009, while organic operating income increased by $5 million.  The organic operating income favorability was due to lower expenses resulting from cost containment efforts.  Foreign currency translation had an additional favorable impact of $9 million on our results in 2009 versus 2008.

Metal Treatment

For the third quarter of 2009, sales for our Metal Treatment segment were $50 million.  This was a decrease of $16 million, or 25%, from $66 million during the third quarter of 2008.  Organic sales decreased $14 million, or 22%, over the same period from the prior year. Organic sales decreases in the commercial aerospace market of $5 million, the oil and gas market of $3 million and general industrial market of $8 million were partially offset by an increase in the defense market of $2 million. The decline in sales was due to the weak global economic environment, as there was a reduction in demand across all primary service offerings with our heaviest decline in shot peening services. The decrease in organic sales was partially offset by our 2008 acquisition which contributed $1 million in sales. The remaining sales decline of $2 million was due to the unfavorable effect of foreign currency translation.

For the third quarter of 2009, operating income for our Metal Treatment segment was $4 million.  This was a decrease of $9 million, or 68%, from $13 million during the third quarter of 2008.  Organic operating income decreased by approximately $9 million during the quarter, while incremental operating income and foreign currency translation were both flat.  Organic operating income declined, primarily due to lower volumes and the under-absorption of overhead costs as a result of the rapid decline in sales.  The impact of this decline was partially offset by lower expenses resulting from cost containment efforts.

For the first nine months of 2009, sales for our Metal Treatment segment were $151 million.  This was a decrease of $52 million, or 26%, from $203 million during the first nine months of 2008.  Organic sales decreased $41 million over the same period from the prior year. Organic sales decreases in the general industrial market of $31 million, the commercial aerospace market of $8 million, and oil and gas market of $4 million were partially offset by an increase in the defense market of $2 million. The decline in sales was due to the weak global economic environment, as there was a reduction in demand across all primary service offerings with our heaviest decline in shot peening services. The decrease in organic sales was partially offset by our 2008 acquisition which contributed $2 million in sales. The remaining sales decline of $12 million was due to the unfavorable effect of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

For the first nine months of 2009, operating income for our Metal Treatment segment was $15 million.  This was a decrease of $26 million, or 63%, from $41 million during the first nine months of 2008.  Organic operating income decreased by approximately $23 million during the quarter, while incremental operating income was flat.  Organic operating income declined, primarily due to lower volumes and the under-absorption of overhead costs as a result of the rapid decline in sales.  The impact of this decline was partially offset by lower expenses resulting from cost containment efforts.  Foreign currency translation negatively impacted operating income for the first nine months by $3 million as compared to the first nine months of 2008.

Corporate and Other

Non-segment operating expense increased $2 million for the third quarter of 2009 and $5 million for the first nine months of 2009, versus the comparable prior year periods.  The increase for the third quarter of 2009 was primarily due to the correction of a pension error and higher medical expenses.  The increase for the first nine months of 2009 was primarily due to the correction of a pension error and higher medical expenses partially offset by lower legal and compensation expenses.

Interest Expense

Interest expense decreased by less than $1 million for the third quarter of 2009 and $2 million for the first nine months of 2009, versus the comparable prior year periods.  The decreases were due to lower average interest rates partially offset by higher debt levels.  Our average outstanding debt increased 15% for the third quarter of 2009 and 11% for the first nine months of 2009, as compared to the prior year periods.  Our average rate of borrowing decreased 22% for the third quarter of 2009 and 18% for the first nine months of 2009, as compared to the prior year periods.

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

Operating Activities

Our working capital was $370 million at September 30, 2009, an increase of $20 million from the working capital at December 31, 2008 of $350 million.  The ratio of current assets to current liabilities was 1.8 to 1.0 at both September 30, 2009 and December 31, 2008.  Cash and cash equivalents totaled $72 million at September 30, 2009, up from $61 million at December 31, 2008.  Days sales outstanding at September 30, 2009 was 53 days as compared to 49 days at December 31, 2008.  Inventory turns were 4.0 for the nine months ended September 30, 2009, as compared to 4.6 at December 31, 2008.

Excluding cash, working capital increased $8 million from December 31, 2008.  Working capital changes were primarily affected by an increase in inventory of $27 million due to a build up for future sales, stocking of new programs, purchase of long-lead time materials, and a decrease in accounts payable of $32 million due primarily to lower days payable outstanding.  Offsetting these working capital increases was an increase in short term debt of $75 million due to private placement debt maturing in September of 2010 (reference the Financing Activities section below for more information) and an increase in deferred revenue of $24 million due primarily to advance payments related mainly to the domestic AP1000 project.  We do not expect to make contributions in 2009 to the Curtiss-Wright Pension Plan, and due to recent changes to funding regulations we no longer expect to make contributions in 2010.  However, we do expect to make significant contributions in the range of $15 to 20 million in 2011.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

During the first nine months of 2009 we incurred additional liabilities of $5 million related to business consolidation costs based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  These costs were in addition to the $7 million established in 2008.  We expect to incur a total of $13 million related to these activities, inclusive of the above amounts.  A portion of these liabilities have been paid and remaining payments are expected to occur in 2009 and will be funded through normal operations.  We estimate annualized cash savings from these initiatives to be approximately $10 – 15 million after the completion of the restructuring activities.  Please refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our restructuring.

Investing Activities

Capital expenditures were $59 million in the first nine months of 2009. Principal capital expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments, specifically the AP1000 program, which accounted for approximately $14 million in the first nine months of 2009.  We expect to make additional capital expenditures of approximately $25 million during the remainder of 2009 on machinery and equipment for ongoing operations at the business segments, expansion of existing facilities, and investments in new product lines and facilities.

Financing Activities

During the first nine months of 2009, we used $187 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund operating and investing activities. The unused credit available under this Revolving Credit Agreement at September 30, 2009 was $189 million. The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.7% during the third quarter of 2009 and 4.7% for the comparable prior year period.

As mentioned in the Operating Activities section above, the company reclassified $75 million from long-term to short-term debt in September of 2009, due to private placement debt maturing in September of 2010.  The company believes it has sufficient cash, cash flows, and available borrowings under its revolving lines of credit to satisfy this obligation; however, it is reviewing other financing alternatives including a new senior note issuance.

While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

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

Recently issued accounting standards:

New accounting guidance has been issued by the FASB which is not yet effective until after September 30, 2009.  For further discussion of new accounting standards, see Note 1 to the Condensed Consolidated Financial Statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Corporation’s market risk during the nine months ended September 30, 2009.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s 2008 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2009,  the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2009.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of the Corporation’s 2008 Annual Report on Form 10-K.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2009.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of the Corporation’s 2009 Proxy Statement on Schedule 14A, which is incorporated by reference to the Corporation’s 2008 Annual Report on Form 10-K.

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
         Dated:  November 6, 2009