Form 10-K
period 2009-12-31
CURTISS WRIGHT CORP
filed 2010-02-24
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2009
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _______ to _______

Commission File Number 1-134
CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-0612970

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10 Waterview Blvd. Parsippany, NJ	07054

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 541-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $1 per share	New York Stock Exchange

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
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $1.4 billion.

The number of shares outstanding of each of the Registrant’s classes of Common stock as of January 31, 2010:

Class	Number of shares

Common stock, par value $1 per share	45,812,544

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2010 Annual Meeting of Stockholders to be held on May 7, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statement can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. Such statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes To Consolidated Financial Statements, and Item 11. Executive Compensation. Important factors that could cause the actual results, performance or achievement to differ materially from those in these forward-looking statements include, among other items:

•	our successful execution of internal performance plans and performance in accordance with estimates to complete;

•	performance issues with key suppliers, subcontractors, and business partners;

•	the ability to negotiate financing arrangements with lenders;

•	legal proceedings;

•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of our operations;

•	ability of outside third parties to comply with their commitments;

•	product demand and market acceptance risks;

•	the effect of economic conditions;

•	the impact of competitive products and pricing, product development, commercialization, and technological difficulties;

•	social and economic conditions and local regulations in the countries in which we conduct our businesses;

•	unanticipated environmental remediation expenses or claims;

•	capacity and supply constraints or difficulties;

•	an inability to perform customer contracts at anticipated cost levels;

•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;

•	contract continuation and future contract awards;

•	other factors that generally affect the business of companies operating in our markets and/or industries; and

•	the other factors discussed under the caption “Risk Factors” in Item 1A below.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation was incorporated in 1929 under the laws of the State of Delaware. We design and manufacture highly engineered, advanced technologies that perform critical functions in demanding conditions in the defense, energy, commercial aerospace, and general industrial markets, where performance and reliability are essential. Our general industrial markets primarily consist of metallurgical services for high-performance automotive, construction, marine, simulation, and test equipment, as well as motor and machine control systems for commercial HVAC systems.

Our core competence is providing advanced technologies for customers operating in harsh environments. In addition to meeting demanding performance requirements, our technologies are intended to improve worker safety, minimize impact on the environment, and improve operating efficiency. Our products and services include critical-function pumps, valves, motors, generators, and electronics; aircraft flight controls, landing systems, ordnance handling, stabilization and utility actuation systems; as well as metallurgical enhancement of highly stressed components. We compete globally based on technology and pricing; however, significant engineering expertise is a limiting factor to competition, particularly in the U.S. government market. Our business is challenged by price pressure, environmental impact, and geopolitical events, such as the global war on terrorism and diplomatic accords. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy for meeting customer demand.

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach, we operate through three segments: Flow Control, Motion Control, and Metal Treatment. Our principal manufacturing facilities are located in the United States in New York, North Carolina, and Pennsylvania, and internationally in Canada and the United Kingdom.

Our strategy is to maintain a balanced portfolio which generates consistent growth in sales and profitability. As a result of our strategy, we have achieved this balance with revenues generated from defense, energy, commercial aerospace and general industrial markets. In addition, to maintain a diversified business portfolio, we also continue to develop new core competencies, such as electronic technologies. We believe our ability to design and develop future generations of advanced electronics systems is a strategic growth area for the high performance platforms in our served markets. We intend to continue to execute our growth strategy which focuses on diversification in complementary markets that demand high performance and highly engineered products and services.

Flow Control

Our Flow Control segment primarily designs, manufactures, and distributes highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, and control electronics. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor critical functions. This segment’s primary markets are naval defense, commercial power generation, oil and gas, and general industrial. In the naval defense market, we provide power and propulsion technologies and are a supplier to the U.S. Navy for the nuclear aircraft carrier and submarine programs with power and propulsion technologies, instrumentation and control systems, and shipborne aircraft and helicopter landing systems. Government sales, primarily to the U.S. Navy as a subcontractor, comprised 30%, 26%, and 33% of segment sales in 2009, 2008, and 2007, respectively. The loss of this business could have a material adverse impact on this segment as there were two customers in our Valves division whose revenues exceeded 10% of this segment’s 2009 sales. Revenues derived from the sales of valves during 2009, 2008 and 2007 represented 19%, 20%, and 22%, respectively, of the Company’s consolidated revenue.

The Flow Control segment consists of business units managed through five operating divisions: Electro-Mechanical Systems, Valve Systems, Control Systems, Commercial Power and Services, and Oil and Gas Systems. The segment has a global customer base with principal manufacturing operations in the United States, Canada, and the United Kingdom.

Our Electro-Mechanical Systems division produces advanced electro-mechanical and pumping solutions for the naval defense, power generation, oil and gas, and other general industrial markets. The division designs and manufactures advanced critical function pumps, motors, generators, ship propulsors, mechanical seals, control rod drive mechanisms, power conditioning electronics, pulse power supplies, integrated motor-controls, composite materials applications, and protection technologies solutions.

This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-mechanical solutions for its primary customer, the U.S. Nuclear Navy, including main coolant pumps, various other critical-function pumps, extremely power-dense compact motors, main and ship service generators, secondary propulsion systems, and design engineering and testing services. The division has served the U.S. Navy for over 60 years and is a sole source provider for various critical function products. The division also overhauls and provides critical spares for units serving the fleet on operational platforms. Current platforms include the Nimitz and Ford class aircraft carriers and Virginia, Los Angeles, Seawolf, and Ohio class submarines.

In addition, the division provides propulsion motors and main generators to the non-nuclear U.S. Navy, including the DDG 1000 destroyer program. We are strengthening our relationship with the U.S. Navy by participating in the design and development of major subsystems for the U.S. Navy’s Electro-Mechanical Aircraft Launch System (“EMALS”), Advanced Arresting Gear (“AAG”) system for installation on its future aircraft carrier fleet, and the advanced pump and motor designs for the next generation submarine fleet. We expanded our offerings to the military to now include advanced electro-magnetic product development for the U.S. Army as pulsed power technology continues to advance in the military weapons segment.

Electro-Mechanical Systems’ products are also sold to complementary commercial markets, primarily nuclear power generation and oil and gas. We have been a supplier to the nuclear power market since its inception more than 50 years ago. We provide reactor coolant pumps, pump seals, and control rod drive mechanisms for commercial nuclear power plants. In 2008, we announced our first domestic new construction contract for three Westinghouse AP1000 power plants to be built in the United States. In 2007, we announced our first award for reactor coolant pumps for four new AP1000 nuclear power plants to be built in China. Combined, these awards are a significant milestone for both the nuclear power renaissance and the globalization of nuclear power technology.

In the oil and gas market, we are utilizing our canned motor and pumping system expertise and partnering with industry leaders to develop advanced systems for offshore recovery, production, and transmission. Current programs encompass sub-sea pumping and power-dense motors for compact, integrated compressor systems. This division has also expanded its offerings to include hazardous waste pumps for the Department of Energy (“DoE”) and in-line pumps for the hydrocarbon processing industry.

In the general industrial market, we design, develop, and manufacture integrated motor-controls and protection technology solutions for original equipment manufacturers (“OEMs”) and industrial customers. We engineer and manufacture a full range of rugged, reliable, and internationally compliant products that smoothly control the amount of electrical current provided to motors. Custom panel solutions include a variety of low and medium voltage components, such as starters, drives, contactors, breakers, and other related devices. While this is a highly competitive market, our installed base of over 100,000 control units with hundreds of custom designed systems support customers in the industrial heating, ventilation, and air conditioning (“HVAC”) market, as well as in the municipal services and energy processing markets, including petrochemicals, power generation, mining, and transportation.

Our Valve Systems division produces high-performance specialized valve solutions that control the flow of liquids and gases for vessels, pipelines, and equipment for the defense, power generation, oil and gas processing, and general industrial markets. We design, engineer, and manufacture spring-loaded, pilot-operated pressure-relief valves and solenoid-operated valves, as well as metal-seated industrial gate, butterfly boltless slide, plug, angle, diverter, and ball valves used in standard and advanced applications, including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Our products are highly engineered to meet stringent performance and reliability requirements. We also provide engineering support, testing, repair, and consulting services globally.

Our valves are utilized in the nuclear propulsion system of every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. Current programs include the Virginia class submarine and Ford class aircraft carriers. In addition, we provide spares and repair work for various submarine classes, such as Los Angeles and Trident, as well as the Nimitz class aircraft carriers.

In addition, the Valve Systems division designs and manufactures electro-mechanical and hydro-mechanical systems for landing helicopters aboard naval vessels. The shipboard helicopter handling systems are used by the U.S. Navy, U.S. Coast Guard, and more than ten other navies around the world. We also design and build shipboard aircraft storage structures, including telescopic hangars and doors. Specialized handling systems are also designed and manufactured for towing sonar and mine sweep systems for submarines and surface ships. To further complement this portfolio, in 2009 our Valves System Division acquired Nu-Torque, which designs and manufactures electric and hydraulic valve actuation and control devices primarily for Navy ships. In commercial markets, we provide specialized valves to commercial nuclear power plants, oil and gas refineries, production platforms and pipelines, and general processing industries worldwide. In addition, we are integrating our core hardware technology with engineering software to enhance product selection and inventory management. General industrial products include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic valves, air-driven pumps, gas boosters, and directional control valves used in industrial applications such as car transport carriers. Competition is based upon quality of technology, price, installed base, and delivery times.

Our Controls System division develops, manufactures, tests, and services specialized electronic instrumentation and control equipment, including instrumentation for primary and secondary controls, steam generator control equipment, valve actuators, and valve and heater controls. This division provides custom designed and commercial-off-the-shelf (“COTS”) electronic circuit boards and systems to the U.S. Navy. They also provide advanced valve controllers and predictive maintenance systems for the oil and gas and general industrial market. There is strong competition in the COTS market, but competition is limited by significant qualification and performance requirements. The division also provides engineering and support services.

Our Power Generation division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, nuclear equipment manufacturers, hydroelectric energy producers, the DoE, and the Department of Defense (“DoD”). This division offers a wide range of critical hardware, including fastening systems, specialized containment doors, airlock hatches, electrical units, bolting solutions, nuclear storage solutions, machined products, valves, pumps, and enterprise resource planning, as well as plant process controls, including electrical instrumentation, specialty hardware, and proprietary database solutions aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. In addition, the division provides distribution and servicing of OEM spare parts and valve components, training, on-site services, staff augmentation, and engineering programs relating to nuclear power plants.

We have maintained all of the regulatory certifications required to provide representations and certification and/or qualify value-added nuclear-grade products both domestically and internationally. We compete in this market through offering a an expanded array of nuclear technology, industry-benchmarked QA programs, maintaining a large installed base, strategic alliances, resident expertise, and customer recognition from our long-term service commitment to solving the unique challenges of the nuclear market.

Our Oil and Gas Systems division designs and manufactures valves and vessel products for the oil and gas refining market. Primary products include coke deheading systems, fluidic catalytic cracking unit (“FCCU”) components, and web-enabled software for monitoring and process control.

We are a provider of turnkey coker systems globally, as well as oil production platforms and storage facilities, liquefied natural gas (“LNG”) terminals and storage facilities, natural gas pipeline operations, and power generation facilities. Our coke deheading system, which includes top and bottom un-heading valves, isolation valves, cutting tools, and valve automation, process control, and protection systems, enables safer coke drum operation during the refining process. Included in this portfolio of products is the DeltaGuard® coke-drum unheading valve, an advancement in coke-drum unheading technology. Our patented technology is remotely operated, therefore inherently safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application.

We also offer a delayed coker operations optimization system featuring process control, interlocks, valve control solutions, batch process data acquisition, interactive operator batch sequence procedures, batch scheduler, batch sequence editor, risk management, asset protection, and predictive maintenance capabilities. In addition, we provide inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems. Competition is mitigated by our technical expertise, proven technology, and extraordinary service.

Our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and American Society of Mechanical Engineers (“ASME”) code pressure vessels. In addition, we provide a wide array of field services, including equipment repair, modification, or replacement; inspection of valves, controls, pipes, and refractory linings; maintenance planning and scheduling for valves or control systems; diagnostic assistance with troubleshooting problems in critical components; and on-site system training. Due to the critical and severe service applications requiring highly engineered solutions, competition is limited to a few major competitors. While we face price competition on most major projects, our large installed base product suite, integrated systems capability, and aftermarket service attract a significant customer base.

In 2009, Oil and Gas Systems acquired EST Group, which provides heat management and cooling systems. Founded in 1968, Expansion Seal Technologies (“EST”) provides life-cycle management for critical processes in the energy and defense markets. Its more well-known product, the Pop-A-Plug®, is technology that is used in the oil and gas industry. Additionally, EST manufactures heat exchangers, condensers, oil coolers, piping systems, and pressure vessels. EST also provides a comprehensive range of field services for heat management systems.

The following list defines our principle products and the markets served by the Flow Control segment.

Naval Defense

•	Nuclear propulsion system components

Valves (butterfly, globe, gate, control, safety, relief, solenoid, hydraulic operated gate)
Pumps
Motors and generators
Instrumentation and controls

•	Instrumentation and control systems

•	Aircraft carrier launch and retrieval equipment

Advanced electromagnetic systems
Flight critical components (aircraft shuttle components, holdback bars, capacity selector valves)

•	Submarines

Cable handling systems for towed arrays

•	Surface ships

Helicopter handling and traverse systems
Tie-down components

•	Non-nuclear products

Smart leakless valves
Sub-safe ball valves
Jet-fuel pumping valves
Steam generator control equipment
Air driven fluid pumps
Engineering, inspection, and testing services

Ground Defense

•	Electromagnetic rail gun pulsed-power supply system

Oil & Gas Processing

•	Critical process valves

DeltaGuard coker unheading valve
Boltless catalyst control slide valves
Butterfly and triple offset butterfly valves
Pilot-operated relief valves
Pressure relief valves
Safety valves
Solenoid, gate, and globe valves
Steam valves

•	Fluidic catalytic cracking equipment

Air grids and cyclones
Risers, headers, and wye sections

•	Engineered process vessels

Cat cracking reactors and regenerator heads
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

The Flow Control segment competes globally on the basis of technical expertise, price, delivery, contractual terms, previous installation history, and quality of our products and services. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Sales to commercial end users are accomplished primarily by direct sales employees and, in certain instances, by manufacturers’ representatives located in primary market areas, such as nuclear power utilities, principal boiler and reactor builders, processing plants, and architectural engineers. For its military contracts, the segment receives requests for quotes from prime contractors as a result of being an approved supplier for naval nuclear propulsion system pumps and valves. In addition, sales engineers support non-nuclear sales activities. The segment uses the direct distribution basis for military and commercial valves and associated spare parts.

Backlog for this segment at December 31, 2009, was $1,182 million, of which 46% will be shipped after one year, compared with $1,167 million at December 31, 2008. Approximately 40% of this segment’s backlog as of December 31, 2009 is comprised of commercial nuclear orders with Westinghouse Electric Company LLC (“Westinghouse”). Sales to Westinghouse represented approximately 13%, 11%, and 6% of total segment sales in 2009, 2008, and 2007, respectively. Additionally, 38% of this segment’s backlog as of December 31, 2009 is comprised of defense orders mainly with the U.S. Navy. Sales to our largest naval defense customer accounted for 11%, 10%, and 12% of this segment’s total sales in 2009, 2008, and 2007, respectively, or 6%, 5%, and 6% of our consolidated revenue, respectively. The loss of these customers would have a material adverse effect on the business of this segment and in total. Raw materials are generally available in adequate quantities, although pricing of raw materials is impacted by commodity prices.

Motion Control

Our Motion Control segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, mission-critical embedded computing component and control systems, and sensors for the aerospace, defense, and general industrial markets. This segment is managed through three operating divisions: Engineered Systems, Integrated Sensing, and Embedded Computing.

Our Engineered Systems division’s product offerings to the commercial and aerospace defense markets consist of electro-mechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or operate flaps, slats, and utility systems such as canopies, cargo doors, weapons bay doors, or other moving devices used on aircraft. Aircraft applications include actuators and electro-mechanical control systems for the Boeing 737, 747, 757, 767, 777, 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the F-22 Raptor fighter jet, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Engineered Systems division is also developing flight control actuators and weapons handling systems for Lockheed Martin’s F-35 Lightning II Joint Strike Fighter (“F-35 JSF”) program. The F-35 JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. As a related service within the Engineered Systems division, we also provide commercial airlines, the military, and general aviation customers with component overhaul and repair services in support of our manufactured products. These services include the overhaul and repair of hydraulic, mechanical, and electro-mechanical components and component exchange services for a wide array of aircraft.

Engineered Systems also designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems and electronic controls for military tracked and wheeled vehicles within the ground defense market as well as for commercial markets utilizing drive technology. These products consist of turret aiming and stabilization, weapons handling systems, and suspension systems for armored military vehicles. In addition, we provide a range of general industrial products, such as fuel control valves for large commercial transport ships, stabilization systems, and a variety of commercial servo valves.

Engineered Systems products are sold primarily through a domestic sales force and international network of representatives. A direct sales force is utilized with assistance from commissioned agents. Sales are made directly to OEMs, airlines, and government agencies.

Our Engineered Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for these products is focused on a short list of companies, with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, while prime contractors specialize in integration and final assembly. Price, technical capability, performance, service, and investment are the primary forces of competition, together with an ability to offer solutions to perform control and actuation functions on a limited number of new production programs.

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for commercial and aerospace defense and general industrial markets. These products include position, pressure, and temperature sensors, solenoids and solenoid valves, cooling fans and motors, smoke detection sensors, torque sensing, ice detection and protection equipment, air data computers, flight data recorders, joysticks, and electronic signal conditioning and control equipment. The division also provides electric motors with controllers, rotary sensors, controllers, and smaller electro-mechanical actuation subsystems for flight, engine, and environmental control for aircraft and space applications. This division’s products are sold primarily to prime contractors and system integrators, both directly and through a network of independent sales representatives on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, regional and business aircraft, and on many U.S. and European military aircraft. Air data, flight recorder, and ice detection and protection equipment are supplied to many helicopter applications. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered mobility vehicles, process controls, and motorsports.

Competitive discriminators for Integrating Sensing include technical leadership and support, product price and customer service. For that reason Integrated Sensing products are marketed through facilities in the United

Kingdom, Germany, and the United States, and manufacturing facilities have now been established in Mexico and China.

Our Embedded Computing division designs, develops, and manufactures rugged embedded computing board-level modules and integrated subsystems primarily for the aerospace and ground defense markets. Using standard, commercially available electronics technologies, coupled with application domain specific knowledge, we offer COTS hardware and software modules based on open industry standards. Our advanced subsystems are integrated using standard modules and our custom modules based on in-house intellectual property content as well as third-party technology. We also offer a broad array of support services that include life-cycle management, technical support, training, and custom engineering of modules and fully integrated subsystems. We are a single source for high density radar processing, data communications, digital signal processing, video and graphics, recording and network storage, analog acquisition and reconstruction, radar, and integrated subsystems. Our COTS modules and integrated subsystems are designed to perform in harsh conditions where space, weight, and power constraints are critical. Our rugged products perform in extreme temperatures and environments, enduring high shock and vibration, as well as in commercial environments for use in laboratory and benign environment applications.

Embedded Computing’s subsystem products are used in a wide variety of mission-critical military applications, including fire control, aiming and stabilization, munitions loading, and environmental processors for military ground vehicles. These products are used on demanding combat platforms such as the Bradley fighting vehicle, the Abrams M1A2/A3 tank, Expeditionary Fighting Vehicle, and the Brigade Combat Team Interim Armored Vehicle, which is part of the U.S. Army’s modernization and transformation efforts. This division also provides the mission management, flight control computers, and the sensor management units for advanced aerospace platforms including Global Hawk, the U.S. Air Force’s high-altitude and high-endurance unmanned aerial vehicle.

Embedded Computing’s modules are used in numerous active programs today, including the Improved Bradley Acquisition System and the Improved Tow Acquisition System. The modules feature the highest performance commercial processors on open standard board architectures. The division has taken a leadership position in the drafting and definition of the newest embedded standards, which are designed to address the more demanding performance and data bandwidth requirements of emerging applications. Embedded Computing supplies technology for some of the most advanced military platforms including the F-22 Raptor, F-35 JSF, and P-8 Poseidon and U.S. Marine Corps’ Ground/Air Task Orientation Radar (“G/ATOR”) program.

This division’s products are manufactured at its operations located in North America and Europe. Our products are sold primarily to prime contractors and subsystem suppliers located primarily in the United States, United Kingdom, and Canada, both directly and through a network of independent sales representatives. In recent years, competition in the embedded electronic systems market has migrated away from traditional board competitors toward fully integrated subsystem and system providers selling to prime and second-tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery time to market.

In 2009, this division increased its portfolio of high-performance embedded computing products with the acquisition of Skyquest Systems Limited (“Skyquest”). Skyquest is a supplier of aircraft video displays, recorders, and video/radar converters for surveillance aircraft applications in the aerospace and defense markets. Skyquest’s display and recorder technology supports demanding airborne surveillance missions with proven reliability in harsh environments. Skyquest products include, the Video Management System (“VMS”), which provides fully integrated systems that enable observers and pilots to select, view, and record the images they need with maximum fidelity. The Skyquest VMS enables multiple camera sensor outputs to be viewed simultaneously and supports touch-screen control of moving maps, video recorders, mission computers, and the selection and transmission of video for downlink. Skyquest also develops lightweight, airworthy standard and High Definition (“HD”) video recorders for airborne surveillance. Skyquest systems have been fielded in a broad range of demanding applications including police, customs, coast guard, search and rescue, and border patrol operations.

The following list defines our principle products and the markets served by the Motion Control segment.

Commercial Aerospace

•	Commercial Jet Transports, Business/Regional Jets

Secondary flight control actuation systems and electromechanical trim actuators
Aircraft cargo door and utility actuation systems
Fire detection and suppression control systems
Position sensors
Pressure sensors
Solenoids and solenoid valves
Throttle quadrants
Fans and motors

•	Helicopters

Rotor ice protection systems
Flight data recorders
Air data computers
Logic control modules and utility control electronics
Mission video displays, distribution systems, recorders and associated products

•	Repair & Overhaul Services

Component overhaul and logistics support services

Aerospace Defense

•	Transport and fighter aircraft

Weapons bay door actuation systems
Weapons handling systems
Secondary flight control actuation
Rotary actuation for environmental control systems
Video displays, recorders and radar converters
Position sensors
Solenoids and solenoid valves
Throttle quadrants
Fans and motors

•	Helicopters

Radar warning systems
Acoustic processing systems
Flight data recorders
Air data computers
Position sensors
Logic control modules and utility control electronics
Mission video displays, distribution systems, recorders and associated products

•	Unmanned aerial vehicles

Integrated mission management and flight control computers
Weapons handling systems
Position sensors

Ground Defense

•	Tanks and light armored vehicles

Digital electromechanical aiming and stabilization systems
Fire control, sight head, and environmental control processors
Single Board Computers for target acquisition systems
Hydropneumatic suspension systems
Ammunition handling systems
Position sensors

Naval Defense

•	Marine Propulsion

Marine engine diesel valve injection systems

Other Military & Government

•	High performance data communication products

Power conversion products

•	Space programs

Control electronics and sensors

•	Security systems

Perimeter intrusion detection equipment

•	FAA

Airport surface detection equipment radar video processing

General Industrial Markets

•	Automated industrial equipment

Air, sea, and ground simulation
Fractional horse power (“HP”) specialty motors
Force transducers
Joysticks
Sensors

Sales by our Motion Control segment to its largest customer in 2009, 2008, and 2007 accounted for 11% of Motion Control revenue and 6% of our consolidated revenue for each year. The loss of this customer would have a material adverse effect on Motion Control. Direct and end use sales of this segment to government agencies, primarily the U.S. Government, in 2009, 2008, and 2007, accounted for 70%, 64%, and 60%, respectively, of total Motion Control sales. Although the loss of this business would also have a material adverse affect on Motion Control, no single prime contractor to the U.S. Government to which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for our Motion Control segment at December 31, 2009, was $443 million, of which 79% is expected to be shipped after one year, compared with $510 million at December 31, 2008. Raw materials are generally available in adequate quantities from a number of suppliers. However, we utilize sole source suppliers in this segment. Thus, the failure and/or inability of a sole source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

Our Metal Treatment segment provides various metallurgical processes that are used primarily to improve the service life, strength, and durability of highly stressed, critical-function metal parts. Metal Treatment provides these services to a broad spectrum of customers in commercial and aerospace defense, oil and gas, power generation, and general industrial markets, including automotive/transportation, construction equipment, and metal working.

This segment consists of several business units that are organized by three principal services that the segment offers which include peening, specialty coatings, and heat treating.

Shot peening is a process by which the durability of metal parts is enhanced by the bombardment of the part’s surface with spherical media, such as steel shot or ceramic or glass beads, to compress the outer layer of the metal. In addition, shot peen forming enables metal panels to be shaped with aerodynamic curvatures that are assembled as wing skins of commercial and military aircraft.

Laser peening is an advanced metal surface treatment process that utilizes a unique high energy laser developed by the Lawrence Livermore National Laboratory as enhanced by Metal Treatment engineers. The laser peening process is being used in production to extend the life of critical industrial and flight turbine engine components. Future applications include high value, extreme service components in aircraft structures, oil and gas, medical implant, and marine applications. We retain the exclusive worldwide rights to the intellectual property necessary for the use of this laser architecture on laser peening of commercial products. Currently, the patents associated with the laser peening technology are not material to our current operations. However, we believe that this technology has significant potential and, thus, these patents may become material to our future operations.

Specialty coatings primarily consist of the application of solid film lubricant coatings, which are designed to enhance the performance of metal components used in critical applications for a broad range of industries. The coatings are applied by either an air spray or a dipping and spinning process for bulk applications. We have diversified this service into the growing medical market by the addition of a vapor deposition process to apply parylene coatings to medical devices, including rubber/silicone seals and wire forming mandrels used in the manufacture of catheters. The conformal coating provides resistance to solvents, radiation and bacteria and is also biocompatible. Parylene coatings are also uniquely suited for use in niche electronic, oil and gas, and general industrial applications.

Heat treating is a process of exposing metal parts to hot and/or cold temperatures to change the mechanical and metallurgical properties of the metal.

In addition to shot peening, laser peening, heat treating, and specialty coatings, other metal treatment services that are provided on a job shop basis include shot peen forming, wet finishing, nondestructive inspection, anodizing, and reed valve manufacturing.

The following list defines our principle products and the markets served by the Metal Treatment segment.

Commercial Aerospace

•	Shot peen forming

Wing skins

•	Shot peening

Aircraft structural components
Landing gear components
Turbine engine rotating components

•	Laser peening

Turbine engine rotating components

•	Coatings

Fasteners
Sliding components
Silicone/rubber medical components

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

Helicopter and fighter aircraft structural and turbine engine components

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 66 facilities located in the United States, Canada, United Kingdom, France, Germany, Sweden, Belgium, Italy, Spain, Austria, and China. Our Metal Treatment services are marketed directly by our employees. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, we believe that our technical knowledge and quality of workmanship provide a competitive advantage. We compete in this segment on the basis of quality, service, and price.

Raw materials are generally available in adequate quantities from a number of suppliers, and we are not materially dependent upon any single source of supply in this segment. We have no significant working capital requirements outside of normal industry accounts receivable and inventory turnover. Our largest customer in this segment accounted for approximately 11% of Metal Treatment sales during 2009 and 9% during 2008 and 2007. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on our Metal Treatment segment.

The backlog of Metal Treatment was $2 million as of December 31, 2009 and 2008, all of which is expected to be recognized in the first quarter of 2010. Due to the nature of our metal treatment services, we operate with a very limited backlog of orders and services that are provided primarily on new manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2009, 2008, and 2007, our foreign operations generated 35%, 57%, and 42%, respectively, of our pre-tax earnings.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 42%, 36%, and 38% of consolidated revenue during 2009, 2008, and 2007, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus.

In accordance with normal practice in the case of U.S. Government business, contracts and orders are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Fixed-price redeterminable contracts, generally on naval programs, usually provide that we absorb the majority of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer’s portion increases as the underrun exceeds certain established levels.

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventoriable costs. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 3, and 4 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K). In the case of most Motion Control and Flow Control segment products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price pending completion of contract closeout conditions.

Patents

We own and are licensed under a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Additionally, unpatented research, development, and engineering skills, some of which have been acquired by us through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the successful conduct of our business or business segments to be materially dependent upon the timing of expiration or protection of any one or group of patents, patent applications, or patent license agreements under which we now operate.

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue has been recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Company-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $29 million, $32 million, and $45 million, in 2009, 2008, and 2007, respectively, and were attributed to customers within our Flow Control and Motion Control segments. Research and development expenses incurred by us amounted to $55 million in 2009 as compared with $50 million in 2008 and $48 million in 2007.

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

Executive Officers

Martin R. Benante, age 57, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000. He has been a Director of the Corporation since 1999.

David J. Linton, age 54, has served as Co-Chief Operating Officer of the Corporation since November 2008 and President of Curtiss-Wright Flow Control Corporation since May 2004; prior to his promotion to Co-Chief Operating Officer served as Vice President of the Corporation from May 2004, Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2003; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 55, has served as Co-Chief Operating Officer since November 2008 and prior to his promotion served as Vice President of the Corporation from November 2005 and President of Curtiss-Wright Controls from June 2005; Senior Vice President, Electronic Systems of Curtiss-Wright Controls from February 2004 to June 2005; Group Vice President, Integrated Sensing from April 2002 to February 2004.

Glenn E. Tynan, age 51, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002.

Michael J. Denton, age 54, has served as Vice President, Secretary, and General Counsel of the Corporation since August 2001.

Glenn Coleman, age 42, has served as Vice President and Corporate Controller of the Corporation since May 2008. Prior to his appointment, Mr. Coleman spent the preceding 10 years with Alcatel Lucent (formerly Lucent Technologies) in various positions, including Finance Vice President, Wireless Business Group from June 2007 to December 2007 and Finance Vice President, Americas Controller from January 2002 to May 2007.

Harry Jakubowitz, age 57, has served as Vice President of the Corporation since May 2007 and as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005.

Employees

At the end of 2009, we had approximately 7,600 employees, 9% of which are represented by labor unions and covered by collective bargaining agreements.

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

Item 1A. Risk Factors.

We have summarized below the significant, known material risks to our business. Our business, financial condition, and results of operations and cash flows could be materially and adversely impacted if any of these risks materialize. Additional risk factors not currently known to us or that we believe are immaterial may also impair our business, financial condition, and results of operations. The risk factors below should be considered together with information included elsewhere in this Annual Report on Form 10-K as well as other required filings by us to the Securities Exchange Commission, such as our Form 10-Q’s, Form 8-K’s, proxy statements for our annual shareholder meetings, and subsequent amendments, if any.

A substantial portion of our revenues and earnings depends upon the continued willingness of the U.S. Government and our other customers in the defense industry to buy our products and services.

In 2009, approximately 42% of our revenues were derived from or related to defense programs, with approximately 15% attributable to U.S. Navy procurements. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

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

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on work actually completed on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

A significant reduction in the purchase of our products by the U.S. government would have a material adverse effect on our business. The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, where they may:

•	terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds become unavailable; and

•	shift its spending priorities.

In addition, as a defense contractor, we are subject to risks in connection with government contracts, including without limitation:

•	the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed price contracts;

•	Contracts with varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration;

•	cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase;

•	the failure of a prime contractor customer to perform on a contract; and

•	the fact that government contract wins can be contested by other contractors.

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

Our operating results are subject to fluctuations.

Our business is subject to changes in economic cycles and fluctuation in the timing of government procurement activities. As a result, our annual and quarterly operating results may fluctuate. It is possible that our operating results for a particular quarter may not meet the expectations of securities analysts or investors. Similarly, securities analysts may issue reports downgrading our common stock. These events could cause the market price of our common stock to decline.

Future terror attacks, war, natural disasters, or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning and disaster recovery plans, terrorist attacks, war, natural disasters, such as hurricanes, floods, tornados, pandemic diseases, or other events such as strikes by a significant customer’s or supplier’s workforce could adversely impact demand for or supply of our products and could also cause disruption to our facilities or systems which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as but not limited to hurricanes, floods, tornados, and pandemic diseases. For example, Hurricanes Ike and Gustav in 2008 caused disruption to the oil and gas market for our products and services. Similarly, the terrorist attacks of September 11, 2001 and subsequent terrorist attacks worldwide caused decreased demand in the commercial aerospace market for our products and commercial overhaul and repair services. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our customers’ products could adversely affect our operating results and financial position.

The success of our growth strategy is dependent upon our ability to complete acquisitions and integrate acquired businesses.

Our strategy includes growth through acquisitions. As a result, our future growth depends in part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our growth strategy may not be successful. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired company, the potential loss of key employees of the acquired company, and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition because the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems. Once integrated, acquired operations may not achieve levels of revenue, profitability, or productivity comparable to those of our existing operations or may otherwise not perform as we expected. We may fail to discover liabilities relating to a pending acquisition during the due diligence investigation, liabilities for which we, as the successor owner, might be responsible. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount, or duration, and may not fully cover the liabilities for which they were intended. If indemnities or warranties are limited, the liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and overall financial position.

Long-term contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to Generally Accepted Accounting Principles in the United States (“GAAP”) arise from new and revised standards, interpretations, and other guidance issued by the Financial Accounting Standards Board, the SEC, and others, as well a potential change to International Financial Reporting Standards (“IFRS”). In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position, and other financial measures.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2009, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government and commercial contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of December 31, 2009 was $1.6 billion, which includes estimates on contracts where indefinite quantities are specified. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

Our future financial results could be adversely impacted by asset impairment charges.

At December 31, 2009, we had goodwill and other intangible assets of approximately $891 million, net of accumulated amortization, which represented approximately 42% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.

We operate in highly competitive markets.

We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are technology, product quality, performance, price, service, contractual terms, previous installation history, technical expertise, investment, and timeliness of delivery. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial condition, and results of operations could be materially and adversely impacted.

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

During 2009, approximately 29% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

We may be unable to protect the value of our intellectual property.

Obtaining, maintaining, and enforcing our intellectual property rights and avoiding infringing on the intellectual property rights of others are important factors to the operation of our business. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret, and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications, and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. When others infringe on our intellectual property rights, the value of our products is diminished, and we may incur substantial litigation costs to enforce our rights. Similarly, we may incur substantial litigation costs and the obligation to pay royalties if others claim we infringed on their intellectual property rights. When we develop intellectual property and technologies in connection with U.S. Government contracts, the government has the royalty-free right to use that property.

In addition to our patent rights, we also rely on unpatented technology, trade secrets, and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to protect our rights in unpatented technology, trade secrets, and confidential information effectively. We require each of our employees and consultants to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. There is no guarantee that we will succeed in obtaining and retaining executed agreements from all employees or consultants. Moreover, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

As of December 31, 2009, we had $465 million of debt outstanding, of which $384 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes and principal payable at a variable rate of interest under our revolving line of credit. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

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

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. We depend on these subcontractors and vendors to meet their contractual obligations in full compliance with customer requirements. These supply networks can sometimes experience price fluctuations. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers are unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw materials costs through price increases.

Our business involves risks associated with complex manufacturing processes.

Our manufacturing processes depend on certain sophisticated and high-value equipment. Unexpected failures of this equipment may result in production delays, revenue loss, and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our businesses requires us to continuously implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns, and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

The airline industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products that we sell to our aircraft manufacturing customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical cost inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law, Employee Retirement Income Security Act (“ERISA”), and discretionary contributions to improve the plans’ funded status.

Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy or supplier or customer disruptions resulting from tighter credit markets.

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

Item 1B. Unresolved Staff Comments.

On December 1, 2009, we received a comment letter from the Securities and Exchange Commission (“SEC”) related to its review of our Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”), Form 10-Q for the fiscal quarter ended September 30, 2009 (“September 30, 2009 Form 10-Q”), and Definitive Proxy Statement on Schedule 14A for the 2009 annual meeting of stockholders (“Proxy Statement”) regarding our Compensation Discussion and Analysis disclosure (“CD&A”).  We responded to the SEC on December 16, 2009.  Subsequently, on January 8, 2010, February 12, 2010, and February 23, 2010 we received additional comment letters from the SEC on the Proxy Statement in which the SEC requested us to amend our CD&A disclosure in our 2008 Form 10-K.  We responded to the January 8, 2010 and February 12, 2010 comment letters on January 27, 2010 and February 12, 2010, respectively, and provided the SEC with an amended and restated CD&A, incorporating the requested supplemental disclosure by the SEC in their comment letters.  As of the date of the filing of this report on Form 10-K, we are responding to the comment letter received on February 23, 2010. We have included in this document, where appropriate, information requested by the SEC staff and agreed to by us regarding certain comments made by the SEC on the 2008 Form 10-K and September 30, 2009 Form 10-Q.  We still have unresolved comments regarding the CD&A disclosure. We believe our responses address the SEC’s comments in all material respects. We will continue to work to resolve these comments with the SEC.

Item 2. Properties.

At December 31, 2009, we had 171 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, we owned 45 locations and leased the remaining 126 facilities.

Our principal physical properties as of December 31, 2009, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)

Cheswick, Pennsylvania	Manufacturing	Flow Control	698,000

East Farmingdale, New York (2)	Manufacturing	Flow Control	270,000

Mississauga, Ontario, Canada	Manufacturing	Flow Control	195,000

Chester, Wales United Kingdom	Metal Treatment Services – Shot Peening and Wing Forming	Metal Treatment	200,000

Shelby, North Carolina	Manufacturing	Motion Control	168,000

The aggregate remaining properties leased and owned, by each business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)

Metal Treatment	Metal treatment service and other facilities and administrative offices	919,000	982,000

Motion Control	Manufacturing, aerospace component overhaul, engineering, and other facilities	139,000	944,000

Flow Control	Manufacturing, engineering, and other facilities	438,000	1,165,000

(1)	Sizes are approximate. Unless otherwise indicated, all owned properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

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

The Company also leases 30,000 square feet of office space for its corporate headquarters located in Parsippany, New Jersey.

Our Cheswick, Pennsylvania facility is our largest location and is considered material to our business operations. The loss of this facility could result in significant manufacturing delays. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

We have been named in approximately 204 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 139 and 119 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities.

MARKET INFORMATION

Our Common Stock is listed and traded on the New York Stock Exchange under the symbol CW.

	2009		2008

Stock Price Range	High	Low	High	Low

Common Stock
First Quarter	$36.06	$22.62	$50.16	$37.65
Second Quarter	33.20	27.33	52.96	41.30
Third Quarter	36.67	27.52	56.07	41.62
Fourth Quarter	35.20	27.97	45.37	24.80

As of January 1, 2010, we had approximately 5,797 registered shareholders of our Common Stock, $1.00 par value.

DIVIDENDS

In the third quarter of 2007, we increased our quarterly dividend payment to $0.08 per share, a 33% increase over the prior dividend of $0.06 per share and the fourth increase in the dividend since 2000. Our quarterly dividend payments were constant in 2008 and 2009. Our quarterly dividend payments were constant in 2008 and 2009.

	2009	2008

Common Stock
First Quarter	$0.08	$0.08
Second Quarter	0.08	0.08
Third Quarter	0.08	0.08
Fourth Quarter	0.08	0.08

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2009, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	4,411,723(a)	$32.79	2,266,702(b)

Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)

Consists of 4,162,143 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Omnibus Long-Term Incentive Plan and the 1995 Long-Term Incentive Plan, 180,112 shares issuable under the Employee Stock Purchase Plan, and 69,468 shares outstanding under the 2005 Stock Plan for Non-Employee Directors and the 1996 Stock Plan for Non-Employee Directors.

(b)

Consists of 1,319,165 shares available for future option grants under the 2005 Omnibus Long-Term Incentive Plan, 889,298 shares remaining available for issuance under the Employee Stock Purchase Plan, and 58,239 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH

The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 index, the S&P SmallCap 600 Index, and the S&P 500 Aerospace & Defense Index. The graph assumes an investment of $100 on December 31, 2004 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2004	2005	2006	2007	2008	2009

Curtiss-Wright Corp	100	95.75	131.01	178.37	119.56	113.36
S&P SmallCap 600 Index	100	107.68	123.96	123.59	85.19	106.97
Russell 2000	100	104.55	123.76	121.82	80.66	103.89
S&P 500 Aerospace & Defense	100	115.92	145.09	173.12	109.87	136.94

Item 6. Selected Financial Data.

The data presented in the following table is derived from the audited financial statements.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2009	2008	2007	2006	2005

Net sales	$1,809,690	$1,830,140	$1,592,124	$1,282,155	$1,130,928
Net earnings	95,221	109,390	104,328	80,569	75,280
Total assets	2,142,041	2,042,030	1,985,560	1,592,156	1,400,285
Total debt	465,093	$516,709	511,904	364,874	364,902
Basic earnings per share	$2.10	$2.45	$2.35	$1.84	$1.74
Diluted earnings per share	$2.08	$2.41	$2.32	$1.82	$1.72
Cash dividends per share	$0.32	$0.32	$0.28	$0.24	$0.20

All per share amounts have been adjusted to reflect our 2-for-1 stock split on April 21, 2006.

See notes to the consolidated financial statements for additional financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.” In 2009, we changed the definition of “organic” to exclude the effect of foreign currency translation. In the results presented below, the prior years’ data has been restated for comparability. We feel this change provides greater transparency to the readers of our results of operations.

Therefore, in 2009, our organic growth calculations do not include the operating results related to our 2009 acquisitions of Nu-Torque, EST Group, Inc., and Skyquest Systems Ltd. Similarly, in 2009, our organic growth calculations exclude nine months of operating results of our 2008 acquisitions for VMETRO SA and Mechetronics Holding Limited, and eight months of operating results for Parylene Coating Services, as they are considered incremental. We sold our Eaton product line located in Brecksville, Ohio and our commercial aerospace repair and overhaul business located in Miami, Florida on May 6, 2009 and May 9, 2008, respectively. The results of operations for these businesses have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, refer to the Business Description in Part I, Item I of this annual report on Form 10-K. The following charts represent our sales by market for 2009 and 2008:

Market Analysis and Economic Factors

In 2009, Curtiss-Wright generated strong financial performance due to continuing demand for our advanced products, improved operating performance, and the diversification of our core markets: defense, energy, commercial aerospace, and general industry. Despite the macro-economic impacts of a significant U.S. financial market decline as well as a volatile energy market that substantially impacted global demand, Curtiss-Wright produced healthy sales and profit due to its highly diversified product portfolio and three operating segments that are solidly positioned in our core markets.

Our strong defense sales growth of 15% was driven by increased demand for our technologies across all branches of the military. In particular, we experienced strong growth in our naval market of 18% due to the ramp up of the Virginia class submarine program and ongoing work on the CVN-78 and CVN-79 aircraft carriers and in particular the Electro-Mechanical Aircraft Launch System (“EMALS”) program. In ground defense, we achieved robust growth of 11% due to increased demand for our embedded computing technologies on new domestic programs and upgrades, as well as a number of foreign military platforms. In aerospace defense, we achieved growth of 15%, benefiting from solid positions on nearly every U.S. fighter jet program, as well as increased content on helicopters and unmanned aerial vehicles. There are indications defense spending will increase but at a slower rate after several years of significant increases as supplemental budgets decrease, development programs are delayed, and the current Administration looks to decrease troops stationed abroad.

Our defense market growth was offset by a 10% decline in our commercial markets, which experienced lower demand for certain products and services because of the global financial crisis and economic decline. In particular, we experienced significantly lower demand in our general industrial market of 25%, a decline of 17% in our oil and gas markets, and a decline of 15% in our commercial aerospace market. These declines were partially offset by strong growth in our power generation market of 15% due to a combination of significant maintenance work on operating reactors and increased production on new reactors internationally.

Economic Factors Impacting Our Markets

Looking forward, we believe that our commercial markets will continue to experience pressure from the global economic downturn, but our unique and highly engineered products, which are typically provided through long-term programs, will continue to generate demand. U.S. defense spending levels are expected to grow moderately. However, higher costs for labor will likely reduce funding available for development and production programs. We expect the commercial aerospace market to remain stable in the near-term as new program deliveries successfully ramp production and drive demand for more fuel efficient designs and the global economic recovery stimulates the travel and transportation industries. In addition, we expect continued demand in our energy markets, fueled by global nuclear power construction, as well as the focus on resource independence and environmental issues.

General Economy

Many of our industrial businesses are driven in large part by global economic growth, especially in the United States. In 2009, the U.S. economy, as measured by real gross domestic product (“GDP”), continued to deteriorate significantly during the first half of the year reflecting the global economic recession sparked by declines in the housing market, a massive downward correction in the financial markets, and a significant decline in energy demand. Despite the government intervention with the Treasury Department’s Troubled Asset Relief Program (“TARP”) in 2008, considerable economic softness remained during the first half of 2009 because of the severely restricted access to capital, reduced economic demand, and a decline in industrial production and capacity utilization rates. In 2010, the broader economy is expected to begin to recover, and we are cautiously optimistic that our commercial businesses will experience improved demand in the second half of the year. We believe the substantial backlog for our commercial nuclear power technologies and healthy demand for commercial aircraft deliveries in the near-term, combined with the strong position of our defense programs, should generate stable, profitable returns.

Defense

During 2009 approximately 42% of our business is in the military sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the U.S. Department of Defense (“DoD”) budgets and funding levels. In 2009, U.S. military spending levels, as measured by the U.S. DoD funding, began to slow after years of strong growth. However, funding on critical platforms as well as technology upgrades provided solid growth. The U.S. defense budget request for 2010, a leading indicator of our defense market, increased approximately 4%, including supplemental spending of approximately $130 billion. We have a well-diversified portfolio of products and services that supply all branches of the U.S. military and also participate in several foreign military programs,.

We have content on many high performance defense platforms including: aircraft carriers, submarines, destroyers, and the F-18 Super Hornet for the U.S. Navy; the U.S. Coast Guard Deepwater program; the F-16 Falcon, F-22 Raptor, V-22 Osprey, and Unmanned Aerial Vehicle programs, such as the Global Hawk, for the U.S. Air Force; and the UH-60 Black Hawk, AH-64 Apache, and CH-47 Chinook helicopters, the Abrams Tank, the Bradley Fighting Vehicle, and the Stryker for the U.S. Army. We also provide a variety of products to non-U.S. military programs in Europe, the Asia Pacific region, the Middle East, South America, and Canada. In addition, we are involved in many of the future military systems that are currently in development, such as the F-35 JSF, P-8 Poseidon, the Expeditionary Fighting Vehicle, the CVN aircraft carrier shipboard aircraft launching and arresting systems, the Electromagnetic (“EM”) Gun program, and a next-generation advanced motor.

The Defense Appropriation Bill for Fiscal Year 2010 included significant changes to programs important to Curtiss-Wright. The F-22 Raptor production program and the Army’s Future Combat Systems program were canceled, along with the DDG 1000 destroyer program after construction of the first three ships that were previously authorized. However, the budget also included confirmation or addition of new programs such as continued support and funding for beginning construction of two Virginia Class submarines in FY2011, a restart of the DDG 51 Class destroyer construction program, and initiation of the Ohio Class SSBN submarine replacement program with $495 million of Research and Development (“R&D”) funding.

In 2009, the U.S. Navy and its prime contractors continued contracting for the components and systems required for the construction of eight Virginia-class submarines under a multi-year contract (“MYC”), reaffirming its commitment to provide stability to the submarine program, its workforce, and supplier base after achieving significant cost and construction schedule reductions. Curtiss-Wright has received $382 million in awards for secondary propulsion systems, generators, valves, and critical function pumps from the U.S. Navy which will generate a long-term revenue stream.

In aerospace defense, we anticipate incremental funding on programs such as the F-35, Global Hawk, and P-8 as they transition from development to production programs, as well as strong demand for helicopters, such as the Black Hawk, Seahawk, and Night Hawks, which continue to be in high utilization in both Iraq and Afghanistan. In ground defense, new production orders and resets on the Bradley Fighting Vehicle have largely been fulfilled, reducing demand in 2010. While we anticipate ground vehicle modernization programs will continue to be funded, the timing is uncertain and likely to decrease in the short-term after years of rapid growth from the supplemental defense budgets. However, current platforms, such as the Abrams, Bradley, and Stryker, have strong momentum, and we anticipate future spending will continue to leverage technology upgrades onto these programs, as well as the development of newer manned and unmanned platforms.

While the core defense budget is expected to grow moderately, reductions in supplemental spending, as well as the trimming of procurement and investment accounts, could negatively impact overall demand for some of our technologies. In the near-term, however, the global war on terror, emerging security challenges around the globe, and the need to replace worn-out equipment make precipitous reductions unlikely. While DoD funding fluctuates year-by-year and program-by-program, the primary risk facing us would be the termination of a nuclear program, such as the aircraft carrier or submarine. Although we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets.

Commercial Aerospace

Approximately 12% of our revenue is derived from the global commercial aerospace market. Our primary focus in this market is Original Equipment Manufacturer (“OEM”) products and services for commercial jets. However, we have expanded into the regional and business jet sectors with new content on the Cessna, Embraer, and Learjet platforms, and we are providing increasing content to commercial helicopters. Our Motion Control segment primarily provides flight control and utility actuation systems, sensors, and other electronics to Boeing as well as electronic products to Airbus. Our Metal Treatment segment forms all of the wing skins for Airbus aircraft and also services highly stressed components on turbine engines, landing gear, and aircraft structures. Demand for our commercial aerospace products and services is primarily driven by increased customer production levels, including new platforms for both Boeing and Airbus, increased demand for Sikorsky helicopters, and our successful introduction of new products for existing programs.

Our commercial aerospace business is expected to remain stable in 2010 as we are well positioned on all of the commercial aerospace platforms in production and development. The largest driver of our commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data expects a modest decline in 2010 in commercial aircraft deliveries, primarily due to continued delays in new programs and limited financing alternatives, which should be offset by higher demand for OEM parts to replenish inventories, which were depleted due to cash conservation measures during 2009, and an improving outlook for both regional and business jets. Global airline traffic is another indicator for long-term growth in the commercial aerospace industry, and economic growth is one of the primary drivers of global airline traffic demand. The global economy continued to contract in 2009 due to the lingering impacts of the financial crisis, and global traffic in particular deteriorated. However, we expect to see the beginning of increased orders in 2010, as capacity picks up and industry destocking bottoms. In addition, our diversification into business, regional, and helicopter markets should provide expanded opportunities in our aerospace business.

Oil and Gas

Approximately 15% of our revenue is derived from the oil and gas market. We provide critical-function valves, process vessels, and control electronics to this market through our Flow Control segment as well as Metal Treatment services on highly stressed metal components. Our significant portfolio of advanced technologies for this market includes integrated systems technologies developed for secondary refining processes such as delayed coking, catalytic cracking, and hydrotreating, as well as a large portfolio of safety-related valve technologies and digital process control electronics, which provide protection throughout the entire refinery, as well as in petrochemical and other processing plants.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations. Refiner profitability and global crude oil prices in general will impact their capital spending levels. In 2009, refining margins were negatively impacted by a dramatic plummet in oil costs and weakening fuel demand globally due to the economic recession. While oil prices began improving late in the year, refinery margins have remained low, indicating reduced capital expenditures in the near-term. However, we believe a base level of maintenance capital spending will result in continued demand for our products, in particular for our pressure-relief valve technologies and field services, as refineries opportunistically service or upgrade equipment which has been operating at full capacity in recent years. Additionally, global environmental concerns will drive incremental spending to comply with more stringent emissions standards. Finally, as global dependence on natural resources persists, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities to provide our flow control products to meet these challenges. While we temper our outlook for the oil and gas market based on a number of current market and geopolitical events, we take a long-term view that energy and energy production, transmission, and consumption will continue to provide a foundation of economic strength.

Power Generation

Approximately 19% of our revenues are derived from the commercial power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, containment doors, bolting solutions, and engineering planning and support services through our Flow Control segment. In addition, we are one of a small number of companies which provides N-stamp quality assurance certification necessary for supplying nuclear plant equipment. Many of the companies that originally participated in the nuclear power plant construction market years ago have since exited this market.

Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the 104 operating U.S. nuclear power plants have applied for or will be applying for plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2009, approximately 59 plants have received plant life extensions, applications from 18 additional plants have been submitted and are pending approval, and letters of intent to apply have been submitted from 21 more plants with expected application submittal dates from 2010 through 2017.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in commercial nuclear power demand over the next several years. Continued growth in global demand for electricity, especially in developing countries with limited supply, will require increased capacity. The Energy Information Agency forecasts that electricity demand will increase by more than 1% annually through 2030. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a reassessment of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities both domestically and internationally, although the timing of orders remains uncertain. Domestically, plant life extensions are ongoing and applications for approximately 25 new power plants have been submitted to the Nuclear Regulatory Commission (“NRC”). Thus far, the Westinghouse AP1000 reactor design has been selected for 14 of the potential new reactors. Our

Flow Control segment has significant content on the AP1000 reactor, the only Generation III+ advanced design certified by the Nuclear Regulatory Commission. In 2008, we were awarded a contract to provide reactor coolant pumps (“RCPs”) for three AP1000 power plants to be built in the United States.

Internationally, new nuclear plant construction is active. Currently there are approximately 53 new reactors under construction, 142 more planned, and another 327 proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. In September 2007, we were awarded contracts with Westinghouse Electric Company and China’s State Nuclear Power Technology Corporation (“SNPTC”) to provide RCPs and associated technology for four AP1000 power plants to be built in China. With these developments underway, our Flow Control segment is well positioned to take advantage of the expansion in this industry over the next decade.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

For the year ended December 31, 2009, sales for the Company were $1,810 million. This was a decrease of $20 million, or 1%, from $1,830 million in 2008. The decrease in sales was largely driven by a decrease in organic sales of $37 million or 2%. The decline in organic sales was driven by a reduction in our Metal Treatment segment of $51 million and partially offset by an increase in our Motion Control segment of $15 million. Organic sales for our Flow Control segment were essentially flat over the prior year period. Incremental sales from our 2008 and 2009 acquisitions and divestitures were $43 million or 2%. The remaining sales decline of $27 million or 1% was due to the unfavorable effects of foreign currency translation.

Across the company, we experienced significant reductions in organic sales within our general industrial, oil and gas, and commercial aerospace markets due to generally weak global economic conditions. The decline in sales to the general industrial market is attributed to depressed sales for our automotive, industrial control products, and services across all of our segments. Economic pressures on our customers in the oil and gas market caused delays for new order placement for our coker valve products as well as other valves and services within our Flow Control segment. Similarly in our commercial aerospace market, we experienced a decline in demand within our Metal Treatment segment and, to a lesser extent, delayed orders for integrated sensing products within our Motion Control segment. While challenged in several markets, we continue to experience strong growth in our power generation and defense markets which partially offset the aforementioned decreases. The increase within our power generation markets, primarily in our Flow Control segment, resulted from higher sales of valves and engineering services to plant operators, as well as reactor coolant pumps for the AP1000 nuclear reactors. An increase was realized across all our defense markets. Our Motion Control segment had strong growth in the aerospace, ground and naval defense markets and our Flow Control segment had strong growth in the naval defense market. Most notably, the growth in our navy and aerospace defense markets was driven by increased sales on the Ford class aircraft carrier and Global Hawk Unmanned Aerial Vehicle programs, respectively.

Backlog decreased 3% to $1,627 million at December 31, 2009, from $1,679 million at December 31, 2008. New orders declined by $502 million ($1,730 million versus $2,232 million), or 22% during 2009. In 2008, we received a large order in excess of $300 million related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year. Acquisitions, net of divestitures, contributed an incremental $44 million to new orders from the comparable period in 2008.

Operating income for 2009 was $169 million, which decreased $27 million, or 14%, from $197 million in 2008. Organic operating income decreased by approximately $30 million in 2009, while our 2008 and 2009 acquisitions, net of divestitures, had $6 million in incremental operating losses. Our Metal Treatment and Flow Control segments’ organic operating income declined 57% and 14%, respectively, mainly due to under-absorption of overhead costs resulting from significantly lower volumes in our general industrial and oil and gas markets, offset partially by cost reduction programs. The decrease in our Metal Treatment and Flow Control segments was partially offset by an increase in the Motion Control segment’s organic operating income of 35%. This increase was the result of several nonrecurring events that negatively impacted the margins in 2008 as well as current year savings realized from cost reduction programs. Organic research and development, selling, general, and administrative costs remained essentially flat as a percentage of sales over the prior year due to cost reduction programs. Please refer to Note 10 to Condensed Consolidated Financial Statements for more information regarding our restructuring. Foreign currency translation had an additional favorable impact of $8 million on our results in 2009 versus 2008.

Net earnings for 2009 totaled $95 million or $2.08 per diluted share, a decrease of 13% as compared to $109 million or $2.41 per diluted share in 2008. As compared to the prior year period, the lower operating income noted above was partially offset by a $4 million decrease in interest expense and a $10 million decrease in tax expense. Interest expense decreased for 2009, as compared to 2008, due to lower average interest rates partially offset by higher debt levels. Our effective tax rate for 2009 was 34.4% compared to 35.3% in the same period of 2008. Our 2009 effective tax rate included a tax benefit principally due to a Canadian tax rate change which was partially offset by an increase in state tax expense. The 2009 effective tax rate was also favorably impacted by an increase in research and development tax credits from our Canadian and U.K. operations.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

For the year ended December 31, 2008, sales for the Company were $1,830 million. This was an increase of $238 million, or 15%, from $1,592 million for 2007. The increase was mainly due to our 2008 and 2007 acquisitions, partially offset by our divestiture of Curtiss-Wright Accessory Services, which generated $140 million in incremental sales. Organic sales increased $103 million, or 6%, for 2008. The increase in organic sales was led by an increase in our Flow Control segment of $67 million, followed by increases in our Motion Control and Metal Treatment Segments of $25 million and $10 million, respectively. Foreign currency translation negatively impacted sales by $5 million, or less than 1%, for 2008.

In our base businesses, higher sales to the power generation and defense markets drove our organic sales growth, partially offset by lower sales to the general industrial and oil and gas markets. Higher organic sales of $93 million to the power generation market were primarily driven by our Flow Control segment as a result of a $75 million increase in sales for our next generation reactor coolant pumps for the AP1000 nuclear reactors for China and the United States. Organic sales to the defense markets increased $33 million, with increased sales to the ground and aerospace defense markets of $21 million and $16 million, respectively, driven primarily by our Motion Control segment’s embedded computing products. The increased sales to the ground defense market relates primarily to content on the Bradley Fighting Vehicle, driven by the Improved Bradley Acquisition System (“IBAS”) program, while the increases in sales to the aerospace defense markets was mainly due to increased demand for our embedded computing products used in various U.S. Air Force and U.S. Army programs. Partially offsetting these increases was a decline in sales to the general industrial and oil and gas markets of $16 million and $8 million, respectively. The decrease in sales to the general industrial market was driven by a decline in demand for shot peening services in our Metal Treatment segment resulting from depressed sales in the automotive industry. The decrease in the oil and gas market was due to a delay in the timing of new order placement for our coke deheading systems and fluidic catalytic cracking units in our Flow Control segment. This came as a result of a significant hurricane season, which shut down or limited operations in a number of refineries along the Gulf Coast, followed by tightening of the financing markets and general economic conditions during the fourth quarter.

Backlog increased 29% to $1,679 million at December 31, 2008 from $1,304 million at December 31, 2007. New orders increased by $362 million ($2,232 million versus $1,870 million), or 19%. This increase was driven by new orders in our Flow Control segment for the Virginia class submarine and aircraft carrier programs as well as strong orders in our Motion Control segment for embedded computing products. Our Flow Control segment also received a large order, in excess of $300 million, for reactor coolant pumps on three new AP1000 power plants to be built domestically. Acquisitions, net of divestitures, contributed an incremental $119 million in new orders from the comparable period in 2007.

Operating income for 2008 was $197 million, an increase of $17 million, or 10%, from $179 million in 2007. Organic operating income increased by approximately $12 million in 2008, while our 2008 and 2007 acquisitions, net of divestitures, had $3 million in incremental operating income. The increase in organic operating income was driven by our Flow Control and Metal Treatment segments, which had organic operating income growth of 28% and 4%, respectively. Partially offsetting this increase was a decline in our Motion Control segment of 5%. While the Company’s operating income increased, operating income margins declined 60 basis points to 10.7% in 2008 from 11.3% in 2007. There were several key events that negatively impacted margins in 2008, including delays in certain commercial aerospace programs, a write-off of deferred contract costs after receipt of a contract cancellation in the fourth quarter of 2008, and an increase in our inventory reserve due to the change in status of the Eclipse bankruptcy. Our organic selling, general, and administrative costs increased by 11% in 2008, ahead of our organic sales growth of 6%. This increase was largely driven by higher labor and benefit costs to support the Company’s growing infrastructure. Organic research and development costs decreased as a percentage of sales, mainly due to the completion of the design phase of the reactor coolant pumps for the AP1000 nuclear reactors. In addition, foreign currency translation had a favorable impact on operating income of $2 million.

Net earnings for 2008 totaled $109 million or $2.41 per diluted share, an increase of 5% as compared to $104 million or $2.32 per diluted share in 2007. As compared to the prior year period, the higher operating income noted above was partially offset by a $2 million increase in interest expense and a $10 million increase in tax expense. Interest expense increased in 2008, as compared to 2007, due to higher average outstanding debt associated with the funding of our acquisitions, which was partially offset by a decrease in interest rates. Our effective tax rate for 2008 was 35.3% as compared to 32.3% in 2007. In 2007, we received a tax benefit related to tax law changes in Canada, the United Kingdom, and Germany.

Segment Performance

We operate in three principal operating segments on the basis of products and services offered and markets served: Flow Control, Motion Control, and Metal Treatment. See Note 18 to the Consolidated Financial Statements for further segment financial information. The following table sets forth revenues, operating income, operating margin, and the percentage changes on those items, for 2009 as compared with the prior year periods, by operating segment:

	Year Ended December 31,			Percent Changes

	(In thousands, except percentages)			2009	2008
	2009	2008	2007	vs. 2008	vs. 2007

Sales:
Flow Control	$985,172	$971,744	$790,328	1.4%	23.0%
Motion Control	621,038	594,376	546,957	4.5%	8.7%
Metal Treatment	203,480	264,020	254,839	(22.9%)	3.6%

Total Curtiss-Wright	$1,809,690	$1,830,140	$1,592,124	(1.1%)	14.9%

Operating Income:
Flow Control	$92,721	$102,394	$77,403	(9.4%)	32.3%
Motion Control	80,949	60,359	60,910	34.1%	(0.9%)
Metal Treatment	19,891	52,142	50,880	(61.9%)	2.5%

Total Segments	193,561	214,895	189,193	(9.9%)	13.6%
Corporate & Other	(24,242)	(18,333)	(10,009)	32.2%	83.2%

Total Curtiss-Wright	$169,319	$196,562	$179,184	(13.9%)	9.7%

Operating Margins:
Flow Control	9.4%	10.5%	9.8%
Motion Control	13.0%	10.2%	11.1%
Metal Treatment	9.8%	19.7%	20.0%

Total Segments	10.7%	11.7%	11.9%
Total Curtiss-Wright	9.4%	10.7%	11.3%

Note: The 2008 and 2007 segment financial data has been reclassified to conform to our 2009 financial statement presentation.

Flow Control

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Our Flow Control segment reported sales of $985 million for 2009. This was a year over year increase of $13 million, or 1%, from $972 million. The increase was mainly due to our 2009 acquisitions of EST and Nu-Torque, partially offset by our divestiture, which previously generated $20 million, or 2% of incremental sales. Organic sales were flat for 2009; however, we saw strong increases in both our power generation and defense markets of $41 million and $35 million, respectively. These increases were offset by declines in the oil and gas market of $52 million and the general industrial market of $25 million. The remaining sales decline of $6 million was due to unfavorable effects of foreign currency translation.

Organic sales remained flat as compared to the prior year; however, we experienced significant fluctuations across all of our major markets. Increased sales to the power generation market were mainly driven by domestic nuclear sales, as we experienced increased demand for plant maintenance projects. These projects, driven by timing of refurbishment cycles, can vary in timing from period to period. We also experienced increased sales of our next generation reactor coolant pump for the AP1000 nuclear reactors being constructed in China and the United States. Increased sales to the defense market were mainly due to our naval defense programs and the production on Ford class aircraft carriers, most notably our Electro-Magnetic Aircraft Launching System (“EMALS”). Our Virginia class submarine production and development programs also had increased sales. Offsetting these increases were decreased sales to the domestic oil and gas market which resulted from delays in the timing of new order placement for our coker products resulting from more restrictive financial markets, reduced energy demand, and weak economic conditions globally. Traditional oil and gas valve products also generated lower sales due to a downturn in capital spending and maintenance expenditures by our customers. Partially offsetting the decreased sales to the domestic oil and gas market was increased demand for our international services in refinery repairs, maintenance, and spares. Our general industrial market declined due to lower demand for our industrial control products and automotive products resulting from depressed economic conditions.

Backlog increased 1% to $1,182 million at December 31, 2009 from $1,167 million at December 31, 2008. New orders declined by $347 million ($980 million versus $1,327 million), or 26% during 2009. This decrease was a result of a large order in excess of $300 million in the prior year related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year. Acquisitions, net of divestitures, contributed an incremental $17 million to new orders from the comparable period in 2008.

Operating income for 2009 was $93 million for our Flow Control segment. This was a decrease of $10 million, or 9%, as compared to $102 million in 2008. Organic operating income decreased $14 million from the prior year. Organic operating income margins decreased 150 basis points to 9.1% in 2009 from 10.6% in 2008. Our organic operating income was primarily impacted by a shift in sales mix toward lower margin products as well as changes in long-term contracts both in the current year and prior year. Operating margins were also negatively impacted by the under-absorption of overhead costs resulting from significantly lower volumes in the oil and gas and general industrial markets. These declines were partially offset by increased volumes in our commercial nuclear power market and lower expenses due to cost reduction programs. Our 2009 acquisitions contributed $2 million of incremental operating income in 2009, which was primarily due to a gain of $2 million recognized on the acquisition of Nu-Torque, which was accounted for as a bargain purchase under acquisition accounting that became effective January 1, 2009. Foreign currency translation had an additional favorable impact of $3 million or 3% on our results in 2009 versus 2008.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Our Flow Control segment reported sales of $972 million for 2008. This was an increase of $181 million, or 23% from $790 million in 2007. This increase was mainly due to our 2007 and 2008 acquisitions of Benshaw, Valve Systems and Controls, Scientech, which generated $116 million, or 15%, in incremental sales. Organic sales increased $67 million, or 9%, in 2008. Organic sales growth was driven by an increase in sales to the power generation market of $89 million, which was partially offset by a decrease in sales to the oil and gas and defense markets of $12 million and $5 million, respectively. Foreign currency translation negatively impacted sales by $2 million, or less than 1%, for 2008.

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

Backlog increased 40% to $1,167 million at December 31, 2008, from $835 million at December 31, 2007. New orders increased by $312 million ($1,327 million versus $1,015 million), or 31%, during 2008. Acquisitions contributed an incremental $100 million to new orders to 2008 from the prior year. In 2008, we also received a large order, in excess of $300 million, related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants as well as $114 million in new orders for submarine and aircraft carrier programs.

Operating income for 2008 was $102 million for our Flow Control Segment. This was an increase of $25 million, or 32%, from $77 million in 2007. Organic operating income increased $21 million, or 28%, due to improved margins on higher sales volumes and better cost performance and improved profitability on several long-term contracts in the oil and gas and power generation markets. Additionally, the operating income of the prior year was adversely impacted by a $4 million loss on fixed-price pump development contracts with the U.S. Navy. Our acquisitions contributed $4 million in incremental operating income. The unfavorable effect of foreign currency on operating income was $1 million, or less than 1% for 2008.

Motion Control

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Our Motion Control segment reported sales of $621 million for 2009. This was an increase of approximately $27 million, or 4%, from $594 million. This increase was mainly due to our 2008 acquisitions of VMetro ASA and Mechetronics Holdings Limited, partially offset by our 2008 divestiture, which generated $21 million, or 4%, in incremental sales. Organic sales increased by $15 million, or 3%, for 2009; however, a strong increase in the defense markets of $40 million was largely offset by decreases in the commercial aerospace markets of $14 million and general industrial markets of $13 million due to the economic slowdown. The remaining sales decline of $9 million was due to the unfavorable effects of foreign currency translation.

Organic sales growth was realized across all of our major defense markets. We experienced an increase in our aerospace and ground defense markets of $27 million and $9 million, respectively. The increase in the aerospace defense market was mainly due to increased demand for our integrated sensing and embedded computing products on domestic and international military programs, such as the Global Hawk, F-22 Raptor, F-35 JSF, and various helicopter programs including the Blackhawk. The improvement in the ground defense market was driven primarily by higher sales of embedded computing products for tanks and light armored vehicles. Increased production on the TOW Improved Target Acquisition System accounted for the majority of this sales increase, while the remaining increase in ground defense sales was due to higher production and development on the Expeditionary Fighting Vehicle, Stryker, and Abrams Fighting Vehicle platforms. Partially offsetting the increase in our defense markets was a decline in sales in the commercial aerospace and general industrial markets. The decrease in sales to the commercial aerospace and general industrial markets was mainly due to lower demand for both our embedded computing and sensor and controller products which is attributable to weak global economic conditions.

Backlog decreased 13% to $443 million at December 31, 2009 from $510 million at December 31, 2008. New orders declined by $94 million ($547 million versus $642 million), or 15% during 2009. This was mainly due to reductions in our commercial aerospace and general industrial markets. Acquisitions, net of divestitures, contributed an incremental $26 million to new orders from the comparable period in 2008.

Operating income for 2009 was $81 million for our Motion Control segment. This was an increase of $21 million, or 34%, from $60 million in 2008. The segment realized incremental losses of approximately $8 million in 2009, which are mainly related to intangible amortization expenses that generally run higher in the earlier years. Organic operating income increased by $21 million as organic operating income margins increased 320 basis points to 13.3% in 2009 from 10.1% in 2008. There were several nonrecurring events that negatively impacted the margins in 2008, including the Eclipse bankruptcy, lower margins due to delays on the Boeing 700 series platforms, and a write-off of deferred contract costs after receipt of a contract cancellation in the fourth quarter. Conversely, the 2009 margins were positively impacted by favorable mix, increased volume on contracts, and lower expenses resulting from cost containment efforts. Foreign currency translation had an additional favorable impact of $8 million or 13% on our results in 2009 versus 2008.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Our Motion Control segment reported sales of $594 million for 2008. This was an increase of approximately $47, or 9%, from $547 million in 2007. The sales increase was achieved through both strong organic growth of $25 million, or 5%, and our acquisitions of IMC Magnetics Corporation and VMETRO ASA, partially offset by our 2008 divestiture, which generated $23 million, or 4%, in incremental sales. The increase in organic sales was driven mainly by higher sales in the ground and aerospace defense markets of $26 million and $14 million, respectively. This was partially offset by lower sales to the general industrial and commercial aerospace markets of $4 million and $2 million, respectively. Foreign currency translation negatively impacted sales by approximately $1 million, or less than 1%, for 2008.

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

Backlog increased 9% to $510 million at December 31, 2008 from $467 million at December 31, 2007. New orders increased by $41 million ($642 million versus $601 million), or 7%, during 2008. This increase was primarily due to contract wins for our embedded computing products. Acquisitions also contributed an incremental $18 million to new orders to 2008 from the prior year.

Operating income was $60 million for our Motion Control segment in 2008. This was essentially flat as compared to $61 million in 2007. Organic operating income decreased $3 million, or 5%, while our 2008 and 2007 acquisitions, net of divestiture, contributed $1 million in incremental operating losses. Despite the increase in sales, organic operating margins declined 100 basis points from 11.1% in 2007 to 10.1% in 2008. We experienced lower margins due to delays in commercial aerospace programs such as the Eclipse and Boeing 700 series platforms, a write-off of deferred contract costs after receipt of a contract cancellation in the fourth quarter, and an increase in inventory reserve due to a change in status of the Eclipse bankruptcy. Foreign currency translation favorably impacted operating income by $4 million, or 6%, for 2008. Although foreign currency translation had an unfavorable impact on sales for this segment, the net impact to operating income was favorable mainly due to the Canadian operations having a significant amount of sales denominated in U.S. dollars and operating costs in Canadian dollars. Thus, changes in the foreign currency rates directly impact the operating costs with no offsetting impact on sales.

Metal Treatment

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Our Metal Treatment segment reported sales of $203 million for the year ended 2009. This was a decrease of $61 million or 23% from $264 million. Organic sales decreased $51 million, or 19%, in 2009. Organic Sales to the general industrial, commercial aerospace, and oil and gas market decreased by $36 million, $11 million, and $7 million, respectively. The decline in sales was due to the weak global economic environment which resulted in a reduction in demand across all primary service offerings, most notably shot peening services. The decrease in organic sales was partially offset by our 2008 acquisition which contributed $2 million in sales. The remaining sales decline of $11 million was due to the unfavorable effect of foreign currency translation.

Operating income for 2009 was $20 million for our Metal Treatment Segment. This was a decrease of $32 million or 62% as compared to $52 million for the year ended 2008. Organic operating income decreased by approximately $30 million during the quarter, while incremental operating income had a minimal impact. Organic operating income declined, primarily due to lower volumes and the under-absorption of overhead costs as a result of the rapid decline in sales. The impact of this decline was partially offset by lower expenses resulting from cost containment efforts. Foreign currency translation negatively impacted operating income for 2009 by $3 million.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Our Metal Treatment segment reported sales of $264 million for 2008. This was an increase of $9 million, or 4%, from $255 million. The sales increase was achieved through strong organic growth of $10 million, or 4%, while our acquisition contributed $1 million in incremental sales growth. The increase in organic sales was driven by increased sales in all of the segment’s major markets except for the general industrial market. Sales to the commercial aerospace market drove the organic growth with a $7 million increase over the prior year period followed by increased sales to the power generation market of $4 million. In addition, the oil and gas and aerospace defense market contributed $4 million and $2 million, respectively, to the year-over-year sales growth of the segment. The higher sales to the commercial aerospace market was driven by higher demand for our European shot peening and North American coatings services to OEMs due to increased production requirements. Sales to the power generation market were higher than the prior year due to a shot peening development project and increased demand for our European shot peening services. The increased sales to the oil and gas and aerospace defense markets were driven by higher demand for our European and North American shot peening services, respectively. These sales increases were partially offset by a sales decline of $9 million to the automotive market as a result of depressed sales in the industry. The decline was most prominent in our North American shot peening business. Foreign currency translation negatively impacted sales by approximately $2 million, or 1%, for 2008.

Operating income for 2008 was $52 million for our Metal Treatment Segment. This was an increase of $1 million, or 2%, as compared to $51 million for 2007. Organic operating income increased by approximately $2 million due primarily to the higher sales volume and higher margins generated by the shot peening development project. While organic operating income increased, operating margin was flat at 20.0%. A slight improvement in gross margin was partially offset by higher operating expenses. The improvement in gross margin was the result of favorable sales mix and productivity gains, partially offset by increased labor costs and start up costs associated with opening new facilities in Austria, China, and Spain. The operating expense increase was primarily due to increased labor costs to support the growth of the business. Foreign currency translation negatively impacted operating income for 2009 by $1 million.

Corporate and Other Expenses

Non-segment operating costs consist mainly of pension expense associated with the Curtiss-Wright Pension Plans, environmental remediation and administrative expenses, unallocated medical costs associated with the pooling of self-insurance costs, net foreign transaction gains/losses, certain legal costs, and other income and expense not directly associated with the ongoing performance of the segments. We had non-segment operating costs of $24 million, $18 million, and $10 million in 2009, 2008, and 2007, respectively.

Pension expense associated with the Curtiss-Wright Pension Plans was $18 million, $8 million, and $5 million in 2009, 2008, and 2007, respectively. The 2009 pension expense included the correction of an immaterial error related to prior periods. In addition, in 2009, the pension expense included a settlement charge resulting from the retirement of a key executive and his election to receive his pension benefit as a single lump sum payout. Excluding these adjustments, the increasing pension expense over the three year period was due to increased service, interest costs, and the recognition of previously unamortized losses.

Net foreign exchange transaction losses amounted to $2 million, $5 million, and $3 million in 2009, 2008, and 2007, respectively. The higher 2008 loss was primarily due to a forward currency transaction to provide downside protection of the cash purchase price for the VMETRO acquisition. As a result of this transaction and the significant strengthening of the U.S. dollar that subsequently occurred, we realized a net cash savings and reduction in the purchase price of approximately $4 million and $7 million, respectively, from the offer date and recorded a pretax charge of $3 million during 2008.

Interest Expense

Interest expense decreased $4 million in 2009 as compared to 2008. The decrease was due to lower average interest rates, partially offset by higher debt levels. Our average outstanding debt increased 8% in 2009, which was mainly due to the funding of our acquisitions, while our average rate of borrowing decreased 90 basis points year over year.

Provision for Income Taxes

Our effective tax rates for 2009, 2008, and 2007, are 34.4%, 35.3%, and 32.3%, respectively. For further information on the changes in effective tax rates, see Note 11 to the Consolidated Financial Statements.

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

Operating Activities

Our working capital was $313 million at December 31, 2009, a decrease of $37 million from the working capital at December 31, 2008, of $350 million. Our ratio of current assets to current liabilities was 1.6 to 1 at December 31, 2009, and 1.8 to 1 at December 31, 2008. Cash and cash equivalents totaled $65 million in the aggregate at December 31, 2009, up from $61 million at December 31, 2008. Excluding the impact of cash and the working capital changes due to our acquisitions and divestitures, our working capital decreased $31 million. This decrease was mainly caused by an increase in short-term debt which was mainly due to $75 million of private placement debt maturing in September of 2010. See Financing Activities section for further information. The decline in working capital, associated with our increase in short-term debt, was partially offset by a decrease in our current accrued expenses, a decrease in accounts payable, and an increase in accounts receivable.

Our current portion of long-term debt and short-term debt was $81 million at December 31, 2009, and $3 million at December 31, 2008. Our long-term debt was $384 million at December 31, 2009, a decrease of $129 million from $513 million at December 31, 2008. The decrease in long-term debt was mainly due to $75 million in private placement debt maturing in September of 2010 as well as additional payments made against our revolving line of credit based upon strong fourth quarter cash flows. Days sales outstanding at December 31, 2009, improved to 44 days from 49 days at December 31, 2008, while inventory turnover declined to 4.3 turns at December 31, 2009, as compared to 4.6 turns at December 31, 2008.

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

Investing Activities

We have acquired forty-five businesses since 2001 and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, net of dispositions, which totaled $68 million and $49 million in 2009 and 2008, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments and contingent payments, such as potential earn-out payments and working capital adjustments. During 2009, we paid a net amount of $2 million in such payments relative to prior year acquisitions. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our capital expenditures were $76 million in 2009, $104 million in 2008, and $54 million in 2007. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and new facilities. During 2009, we continued expansion of our facilities for ongoing operations as well as investments in new product lines, primarily in support of the AP1000 program, and new facilities. In the fourth quarter of 2009, we substantially completed the expansion of these facilities.

Financing Activities

On August 10, 2007, the Company and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Our available credit under the credit facility increased from $400 million to $425 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2009, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $1 billion without exceeding the covenant limit defined in the Credit Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We had $100 million and $155 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2009 and December 31, 2008, respectively. The unused credit available under the Credit Agreement at December 31, 2009 was $267 million. In light of the recent economic conditions and liquidity environment, and given the current volatility within the credit markets, many lenders have presented unattractive terms and conditions by seeking more restrictive lending provisions and higher interest rates that may limit our borrowing capacity and increase our cost of borrowing. However, the Company has evaluated its position and believes that its Credit Agreement with the bank consortium provides sufficient short-term access to financing should our operating cash flows be insufficient to fund our operations.

On December 1, 2005, we issued $150 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The note also contains a cross default provision with our other senior indebtedness. As of December 31, 2009, we were in compliance with all covenants.

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

On September 25, 2003 we issued $200 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75 million of 5.13% Senior Notes that mature on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2009, we were in compliance with all covenants.

Our industrial revenue bonds, which are collateralized by real estate, were $9 million at December 31, 2009 and December 31, 2008. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 3.89% for 2009 and 4.81% for 2008.

Future Commitments

Cash generated from operations, which includes interest payments of approximately $25 million to $28 million, estimated income tax payments of approximately $50 million to $60 million, and additional working capital requirements should be considered adequate to meet our planned capital expenditures of approximately $70 million to $80 million and expected dividend payments of approximately $15 million. Additionally, we are committed to potential earn-out payments on our 2009 acquisition of Skyquest Systems Limited and an acquired earn-out payment assumed with the 2008 purchase of VMETRO, which are estimated to be between approximately $5 million and $6 million in 2009. There can be no assurance, however, that we will continue to generate cash flow at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, refinance a portion of our existing debt, or obtain additional financing.

In 2010, our capital expenditures are expected to include the construction of new facilities, expansion of existing facilities to accommodate new product lines, and the purchase of new and refurbished machinery and equipment.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2009:

(In thousands)	Total	2010	2011	2012	2013	2014	Thereafter

Debt Principal Repayments(1)	$465,083	$80,981	$98	$100,101	$125,105	$108	$158,690
Interest Payments on Fixed Rate Debt	95,006	18,254	15,440	15,440	13,514	8,265	24,093
Operating Leases	147,900	22,564	22,499	19,296	16,982	15,490	51,069

Total	$707,989	$121,799	$38,037	$134,837	$155,601	$23,863	$233,852

(1)	Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Company’s interest rate swap agreements that were settled in cash during 2005.

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We will have funding requirements for our pension plans in the future. For further information on our pension commitments, see Note 16 to the Consolidated Financial Statements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on our Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2009, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2010	2011	2012	2013	2014	Thereafter(2)

Letters of Credit	$57,510	$37,160	$4,030	$964	$1,080	$958	$13,318

(2)

Amounts indicated as thereafter are letters of credit which expire during the revolving credit agreement term, but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $3 million.

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

Pension and Other Postretirement Benefits

In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the number of employees who will receive benefits, their tenure, their salary levels, their projected mortality, expected return on plan assets, the discount rates used to determine plan obligations, and the trends in the costs of medical and other health care benefits in the case of the postretirement benefit obligations. Changes in these assumptions, if significant in future years, may have an effect on our pension and postretirement expense, associated pension and postretirement assets and liabilities, and our annual cash requirements to fund these plans.

The discount rate used to determine the benefit obligations of the plans as of December 31, 2009, and the annual periodic costs for 2010 remained at 6.0% for all the U.S. pension plans and the EMD postretirement benefit plan to reflect current economic conditions. The rate reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determined our discount rate based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations. The discount rate for the Curtiss-Wright postretirement benefit plan decreased to 5.0% in 2009 to reflect the shorter duration of liabilities of this closed plan. This change caused an increase to the benefit obligation. The rate of compensation increase for the pension plans remained at 4.0%, which reflects the experience over the past years and the Company’s expectation of future salary increases. We also utilized the RP 2000 mortality tables with mortality improvements projected to 2010 for the U.S. pension and postretirement benefit plans.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. The historical returns are determined using the market-related value of assets, which is the same value used in the calculation of annual net periodic benefit cost. The market-related value of assets includes the recognition of realized and unrealized gains and losses over a five-year period, which effectively averages the volatility associated with the actual performance of the plan’s assets from year to year. Over the last ten years the market-related value of assets had an average annual yield of 5.5%, whereas the actual returns averaged 4.3% during the same period. These averages were significantly impacted by 2008 underperformance, partially offset by 2009 performance that exceeded expectations. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions utilizing a ten-year time horizon. We have consistently used the 8.5% rate as a long-term overall average return, and although the financial markets underperformed in 2008 and negatively impacted our historical results, we consider the 8.5% rate to be a reasonable assumption of the future long-term investment returns.

The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future. The trend’s rate is then graded down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. The health care cost trend rates used to determine the benefit obligations of the plans as of December 31, 2009, and the annual periodic costs for 2010 were on an initial trend of 9.5% grading down to an ultimate trend of 5.5% in 2014. Any change in the expectation of these rates to return to a normal level should have an impact on the amount of expense we recognize.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

Given the rebound in the financial markets in 2009 following the underperformance in 2008, the funded status of our domestic qualified pension plan increased by $7 million. However, the sharp decline in the financial markets has expedited the future cash funding requirements and increased our future pension expense. We expect to contribute approximately $158 million to this plan over a four year period beginning in 2011. Additionally, we expect pension expense of $15 million associated with this plan in 2010.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s pension plans as of December 31, 2009 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense

Discount rate	(0.25%)	$12,746	$1,630
Rate of compensation increase	0.25%	7,721	1,837
Expected return on assets	(0.25%)	—	870

See Note 16 to the Consolidated Financial Statements for further information on our pension and postretirement plans, including an estimate of future cash contributions.

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

As of December 31, 2009, our environmental reserves totaled $21 million, the majority of which is long term. Approximately 75% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. We use a discount rate of 4%, which approximates an amount at which the environmental liability could be settled in an arm’s length transaction with a third party. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price, allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The fair value of assets acquired (net of cash) and liabilities assumed of our 2009 acquisitions were estimated to be $81 million and $12 million, respectively. The initial fair values assigned to certain of these acquisitions are preliminary and may be revised prior to finalization, which is to be completed within a reasonable period, no later than twelve months from the acquisition date.

See Note 2 to the Consolidated Financial Statements for further information on our purchase accounting.

Goodwill

We have $648 million in goodwill as of December 31, 2009. Generally, the largest separately identifiable asset from the business that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired business. The success of our acquisitions, include the ability to retain existing business and to successfully compete for and win new business which is based on the additional benefit received from management, administrative, marketing and business development, scientific, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses.

The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. The test is performed in the fourth quarter, which coincides with the completion of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill on the reporting unit.

Our methodology for determining the fair value of a reporting unit is estimated using an income approach which discounts future net cash flows to their present value at a rate that reflects the Company’s cost of capital, otherwise known as the discounted cash flow method (“DCF”). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. In addition to the income approach, we utilize market multiples for comparable companies to our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

In 2009, we conducted additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions in our goodwill valuation test. We reviewed reporting units that had significant changes in their economic indicators and adjusted for select changes in the risk adjusted discount rate to consider both the current return requirements of the market and the risks inherent in the reporting unit, expected long-term growth rate and cash flow projections to determine if any decline in the estimated fair value of a reporting unit could result in a goodwill impairment. Based upon our additional analysis, it was determined that there were no impairments for the select reporting units, however, the fair value of our Oil & Gas reporting unit was not substantially in excess of its carrying amount, as the fair value exceeded the carrying value by approximately 10%. The amount of goodwill for our Oil and Gas reporting unit amounted to $95 million at December 31, 2009. Going forward, we will continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite-lived intangible assets are not amortized. Indefinite-lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. Additionally, we review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Recently Issued Accounting Pronouncements

New accounting pronouncements have been issued which are not effective until after December 31, 2009. For further discussion of new accounting standards, see Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use such instruments for trading or other speculative purposes. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2009. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 76% and 68% fixed at December 31, 2009 and December 31, 2008, respectively. The variable rates on the Industrial Revenue Bonds are based on market rates. As of December 31, 2009, a change in interest rates of 1% would have an impact on consolidated interest expense of approximately $1.1 million. Information regarding our 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 12 to the Consolidated Financial Statements.

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

Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the euro, the Norwegian kroner, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $1 million as it relates exclusively to foreign currency exchange rate exposures.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (In thousands, except per share data)	2009	2008	2007

Net sales	$1,809,690	$1,830,140	$1,592,124
Cost of sales	1,214,159	1,214,061	1,068,500

Gross profit	595,531	616,079	523,624
Research and development costs	(54,645)	(49,615)	(47,929)
Selling expenses	(106,187)	(107,308)	(92,129)
General and administrative expenses	(265,380)	(262,594)	(204,382)

Operating income	169,319	196,562	179,184
Interest expense	(25,066)	(29,045)	(27,382)
Other income (expense), net	1,006	1,585	2,369

Earnings before income taxes	145,259	169,102	154,171
Provision for income taxes	(50,038)	(59,712)	(49,843)

Net earnings	$95,221	$109,390	$104,328

Net earnings per share:
Basic earnings per share	$2.10	$2.45	$2.35

Diluted earnings per share	$2.08	$2.41	$2.32

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, (In thousands, except share data)	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$65,010	$60,705
Receivables, net	404,539	395,659
Inventories, net	285,608	281,508
Deferred tax assets, net	48,777	37,314
Other current assets	33,567	26,833

Total current assets	837,501	802,019

Property, plant, and equipment, net	401,149	364,032
Goodwill	648,452	608,898
Other intangible assets, net	242,506	234,596
Deferred tax assets, net	1,994	23,128
Other assets	10,439	9,357

Total assets	$2,142,041	$2,042,030

Liabilities:
Current liabilities:
Current portion of long-term debt and short-term debt	$80,981	$3,249
Accounts payable	129,880	140,954
Accrued expenses	90,855	103,973
Income taxes payable	4,212	8,213
Deferred revenue	167,683	138,753
Other current liabilities	50,708	56,542

Total current liabilities	524,319	451,684

Long-term debt	384,112	513,460
Deferred tax liabilities, net	25,549	26,850
Accrued pension and other postretirement benefit costs	120,930	125,762
Long-term portion of environmental reserves	18,804	20,377
Other liabilities	41,570	37,135

Total liabilities	1,115,284	1,175,268

Contingencies and Commitments (Notes 12, 15, 17, and 19)
Stockholders’ Equity:

Common stock, $1 par value, 100,000,000 shares authorized at December 31, 2009 and 2008; 48,213,472 and 47,903,187 shares issued at December 31, 2009 and 2008, respectively; outstanding shares were 45,624,179 at December 31, 2009 and 45,064,839 at December 31, 2008	48,214	47,903
Additional paid-in capital	111,707	94,500
Retained earnings	980,590	899,928
Accumulated other comprehensive loss	(19,605)	(72,551)

	1,120,906	969,780
Less: Common treasury stock, at cost (2,589,293 shares at December 31, 2009 and 2,838,348 shares at December 31, 2008)	(94,149)	(103,018)

Total stockholders’ equity	1,026,757	866,762

Total liabilities and stockholders’ equity	$2,142,041	$2,042,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (In thousands)	2009	2008	2007

Cash flows from operating activities:
Net earnings	$95,221	$109,390	$104,328

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,480	74,251	62,699
Net loss on sales and disposals of long-lived assets	1,917	804	388
Gain on bargain purchase	(1,937)	—	—
Deferred income taxes	(6,470)	(6,370)	(8,144)
Share-based compensation	15,264	13,663	10,912
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Decrease (increase) in receivables	9,250	(20,230)	(63,998)
Decrease (increase) in inventories	17,819	(46,564)	(50,290)
(Decrease) increase in progress payments	(8,573)	8,227	(2,274)
(Decrease) increase in accounts payable and accrued expenses	(30,565)	8,582	31,078
Increase in deferred revenue	28,724	33,332	53,065
Increase (decrease) in income taxes payable	(11,326)	(4,044)	(6,020)
(Decrease) increase in net pension and postretirement liabilities	19,654	11,416	5,540
Decrease (increase) in other current and long-term assets	2,319	2,250	(2,668)
(Decrease) increase in other current and long-term liabilities	(11,198)	(4,886)	4,520

Total adjustments	101,358	70,431	34,808

Net cash provided by operating activities	196,579	179,821	139,136

Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	3,789	8,143	174
Acquisitions of intangible assets	(673)	(311)	(3,722)
Additions to property, plant, and equipment	(75,643)	(103,657)	(54,433)
Acquisition of businesses, net of cash acquired	(68,623)	(48,557)	(289,348)

Net cash used for investing activities	(141,150)	(144,382)	(347,329)

Cash flows from financing activities:
Borrowings of debt	711,059	598,000	751,500
Principal payments on debt	(762,759)	(622,580)	(604,560)
Proceeds from exercise of stock options	10,557	9,905	9,661
Dividends paid	(14,559)	(14,381)	(12,440)
Excess tax benefits from share-based compensation	378	1,544	2,590

Net cash (used for) provided by financing activities	(55,324)	(27,512)	146,751

Effect of exchange-rate changes on cash	4,200	(13,742)	3,445

Net increase (decrease) in cash and cash equivalents	4,305	(5,815)	(57,997)
Cash and cash equivalents at beginning of year	60,705	66,520	124,517

Cash and cash equivalents at end of year	$65,010	$60,705	$66,520

Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$81,103	$133,159	$315,842
Additional consideration paid (received) on prior year acquisitions	1,835	(1,447)	9,433
Liabilities assumed from current year acquisitions	(12,102)	(75,156)	(35,706)
Cash acquired	(276)	(7,999)	(221)
Gain on bargain purchase	(1,937)	—	—

Acquisition of businesses, net of cash acquired	$68,623	$48,557	$289,348

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Treasury Stock

January 1, 2007	$47,533	$69,887	$716,030	$55,806		$(127,182)

Comprehensive income:
Net earnings	—	—	104,328	—	$104,328	—
Pension and postretirement adjustments, net	—	—	—	11,587	11,587	—
Foreign currency translation adjustments, net	—	—	—	25,934	25,934	—

Total comprehensive income					$141,849

Adjustment for initial application of accounting for uncertainty in income taxes, net	—	—	(505)	—		—
Dividends paid	—	—	(12,440)	—		—
Stock options exercised, net	182	2,198	—	—		10,515
Share-based compensation	—	7,816	—	—		3,096
Other	—	(351)	—	—		351

December 31, 2007	$47,715	$79,550	$807,413	$93,327		$(113,220)

Comprehensive income:
Net earnings	—	—	109,390	—	$109,390	—
Pension and postretirement adjustments, net	—	—	—	(87,313)	(87,313)	—
Foreign currency translation adjustments, net	—	—	—	(78,743)	(78,743)	—

Total comprehensive loss					$(56,666)

Adjustment for pension and postretirement measurement date change, net	—	—	(2,494)	178		—
Dividends paid	—	—	(14,381)	—		—
Stock options exercised, net	188	6,050	—	—		5,439
Share-based compensation	—	9,278	—	—		4,385
Other	—	(378)	—	—		378

December 31, 2008	$47,903	$94,500	$899,928	$(72,551)		$(103,018)

Comprehensive income:
Net earnings	—	—	95,221	—	$95,221	—
Pension and postretirement adjustments, net	—	—	—	16,350	16,350	—
Foreign currency translation adjustments, net	—	—	—	36,596	36,596	—

Total comprehensive income					$148,167

Dividends paid	—	—	(14,559)	—		—
Stock options exercised, net	311	6,085	—	—		4,727
Share-based compensation	—	11,431	—	—		3,833
Other	—	(309)	—	—		309

December 31, 2009	$48,214	$111,707	$980,590	$(19,605)		$(94,149)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 59 manufacturing facilities and 67 metal treatment service facilities

A. Principles of Consolidation

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

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-term assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. In 2009, the Corporation recognized $1.1 million related to the write-down of two facilities that were associated with the business restructuring plan, there were no such write-downs in 2008 or 2007.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. Goodwill impairment tests performed as of October 31, 2009, 2008, and 2007 concluded that no impairment charges were required as of those dates. See Note 6 for further information on goodwill.

K. Pre Contract Costs

The Corporation, from time to time, incurs costs to begin fulfilling the statement of work under a specific anticipated contract that has yet to obtain from a customer. If it is determined that the recoveries of these costs are probable, the costs will be capitalized, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable the capitalized costs will be recognized in earnings. There were no costs in 2009 and 2007 that were written off. There were $1.6 million in capitalized costs that were deemed not probable and recognized into earnings during 2008. Capitalized pre contract costs were $3.7 million and $5.3 million at December 31, 2009 and 2008, respectively.

L. Fair Value of Financial Instruments

Accounting guidance, requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value. See Notes 8 and 12 for further information.

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

N. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2009 represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. See Note 15 for additional information.

O. Accounting for Share-Based Payments

The Corporation follows the fair value based method of accounting for share-based employee compensation, which requires the Corporation to expense all share-based employee compensation. Share-based employee compensation is primarily a non-cash expense since the Corporation settles these obligations by issuing the shares of Curtiss-Wright Corporation instead of settling such obligations with cash payments.

Compensation expense for all non-qualified share options, performance shares, performance-based restricted shares, time-based restricted stock, and performance-based restricted stock units is recognized on a graded schedule over the requisite service period for the entire award based on the grant date fair value. Compensation expense is based on the fair value on the grant date.

P. Capital Stock

The Corporation is authorized to repurchase 900,000 shares under its existing stock repurchase program. Purchases are authorized to be made from time to time in the open market or privately negotiated transactions depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represents an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2009, the Corporation had repurchased 210,930 shares under this program. There was no stock repurchased during 2009, 2008, and 2007 and the Corporation does not intend to repurchase any shares during 2010.

Q. Earnings Per Share

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 13.

R. Income Taxes

The Corporation accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

The Corporation records amounts related to uncertain income tax positions, by (1) prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, (2) the measurement of the income tax benefits recognized from such positions. The Corporation’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as a non-current income tax liability and to classify interest and penalties as a component of “selling, general, and administrative expenses”. See Note 11 for further information.

S. Foreign Currency Translation

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains/(losses) from foreign currency transactions are included in other income(expense) within the results of operations, which amounted to $(4.7) million, $14.3 million, and $(6.5) million for the years ended December 31, 2009, 2008, and 2007, respectively.

T. Derivatives

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program, which began in 2007, is to reduce volatility in earning caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains/(losses) are classified as general and administrative expenses in the Consolidated Statements of Earnings and amounted to $2.5 million and $(19.1) million for the years ended December 31, 2009 and 2008, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

U. Recently Issued Accounting Standards

Adoption of New Standards

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, new guidance was issued on employers’ disclosures about pension and other postretirement benefit plan assets and is effective for filings ending after December 15, 2009. The new guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration risk among its postretirement benefit plan assets. The adoption of this guidance required the Corporation to provide additional disclosures, see Note 16 to the Consolidated Financial Statements.

Subsequent Events

In May 2009, new guidance was issued on subsequent events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance requires the Corporation to provide additional disclosures or adjustments to the financial statements if material subsequent events occur. The Corporation has evaluated the period from December 31, 2009 through February 23, 2010 and has determined that there are no material subsequent events.

Fair Value Disclosures and Measurements

In April 2009, new guidance was issued on interim disclosures about fair value instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The new guidance relates to fair value disclosures for any financial instruments that are not currently reflected on a Corporation’s balance sheet at fair value. Prior to the effective date of this new guidance, fair values for these assets and liabilities were only disclosed once a year. The new guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of this guidance required the Corporation to provide additional quarterly disclosures.

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

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Corporation adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new guidance is effective for financial statements issued after November 15, 2008. The adoption of this guidance required the Corporation to provide additional disclosures, see Note 8 to the Consolidated Financial Statements.

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

Business Combinations

Effective January 1, 2009, the Corporation adopted new accounting guidance on business combinations. The new guidance changed the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The new guidance also includes several new disclosure requirements and applies prospectively to significant business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact of the adoption of this guidance resulted in the gain on a bargain purchase for the acquisition of Nu-Torque of $1.9 million. See Note 2 to the Consolidated Financial Statements for additional information.

In April 2009, new guidance was issued on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance will carry forward the requirements for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with the previous guidance on accounting for contingencies. The new guidance applies to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Corporation’s results of operations or financial condition. See Note 2 for further information.

Standards Issued But Not Yet Effective

Fair Value

In August 2009, new guidance was issued to provide guidance on measuring the fair value of certain alternative investments. The new guidance provides direction on measuring the fair value of liabilities. The guidance clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level I measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level I measurement, an entity must use one or more of the following valuation techniques to estimate fair value:

A valuation technique that uses a quoted price:

•	Of an identical liability when traded as an asset

•	Of a similar liability or of a similar liability when traded as an asset

Another valuation technique (for example a market or income approach), including one of the following:

•	A technique based on the amount an entity would pay to transfer the identical liability

•	A technique based on the amount an entity would receive to enter into an identical liability

Revenue Arrangements with Multiple Deliverables

In September 2009, new guidance was issued on revenue arrangements with multiple deliverables. The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for undelivered items, establishes a selling price hierarchy to help entities allocate arrangement consideration to separate units of account, requires the relative selling price allocation method for all arrangements, and expands required disclosures. The new guidance is effective for fiscal years beginning after June 15, 2010. The Corporation is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In September 2009, new guidance was issued on certain revenue arrangements that include software elements. The new guidance amended past guidance on software revenue recognition to exclude from scope all tangible products containing both software and non-software elements that function together to interdependently deliver the product’s essential functionality. The new guidance is effective for fiscal years beginning after June 15, 2010. The Corporation is currently assessing the future impact of this new accounting update to its consolidated financial statements.

V. Correction of Immaterial Error Related to Prior Periods

In the third quarter of 2009, the Corporation recorded a pre-tax adjustment of $3.8 million to increase pension expense on the Curtiss-Wright Pension and Restoration Plans, due to a calculation error made by the external actuary, affecting both the 2008 and 2009 valuations ($2.0 and $1.8 million, respectively). This error did not affect the results of operations in any operating segment as pension expense is recorded within the Corporate & Other line as disclosed in Note 18 to the Consolidated Financial Statements.

The Corporation concluded that the impact of this error on the current and prior periods was not material to the Corporation’s 2009 or 2008 consolidated balance sheets, statements of earnings, statement of cash flows or footnote disclosures.

2. ACQUISITIONS AND DISPOSITION OF LONG LIVED ASSET

The Corporation acquired five businesses and disposed of one product line in 2009, with three of the acquired businesses described in more detail below. The two remaining acquisitions had an aggregate purchase price of $5.5 million and were purchased by the Flow Control segment. The disposition of a product line in the Flow Control segment for $2.5 million was not reported as discontinued operations as the amounts are not considered significant. The Corporation also acquired four businesses and disposed of one business in 2008. Three of the acquired businesses and the disposition are described in more detail below. Four businesses were acquired in 2007, all of which are described in more detail below.

The acquisitions have been accounted for as purchases under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill. One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price, and was accounted for as a bargain purchase under the revised accounting standard for business combinations effective in 2009. The bargain purchase resulted in a gain in the consolidated statement of earnings and was recorded in general and administrative expenses. The Corporation has allocated the purchase price, including the value of identifiable intangibles with a finite life based upon final analysis, including input from third party appraisals. Purchase price allocations will be finalized no later than twelve months from acquisition.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)

Accounts receivable	$3,244
Inventory	4,208
Property, plant, and equipment	7,325
Other current assets	1,109
Intangible assets	12,500
Current and non-current liabilities	(2,742)

Net tangible and intangible assets	25,644
Purchase price	40,000

Goodwill	$14,356

The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis including input from third party appraisals.

EST provides engineered products and comprehensive repair services for heat management and cooling systems utilized in the energy and defense markets. EST had 99 employees as of the date of the acquisition and is headquartered in Hatfield, PA with additional locations in Baytown, TX, Baton Rouge, LA, and a sales office in the Netherlands. Revenues of the acquired business were $19.6 million for the fiscal year ended September 30, 2008.

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

Benshaw, Inc.

On July 31, 2007, the Corporation acquired all the issued and outstanding stock of Benshaw, Inc. (“Benshaw”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $102.6 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $7.9 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled, will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date. A claim has been made against the full escrow balance pending satisfactory resolution of preacquisition tax liabilities of the seller. Some of the preacquisition tax liabilities of the seller have been satisfactorily resolved either for and against seller resulting in the partial release of the escrow to the seller and the Corporation, as the case may be. Claims against the remaining balance of the escrow still exist for potential preacquisition tax liabilities of the seller. Furthermore, the Corporation had deposited an additional $2.5 million into escrow in consideration for the potential receipt of a material sales order within calendar year 2007. This sales order was not received, and the amount in escrow was returned to the Corporation in 2008 as a reduction of purchase price. Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of fair values as of December 31, 2009, as follows:

(In thousands)

Accounts receivable	$16,055
Inventory	13,290
Property, plant, and equipment	7,750
Other current assets	439
Intangible assets	36,647
Current and non-current liabilities	(11,859)

Net tangible and intangible assets	62,322
Purchase price, including capitalized acquisition costs	102,698

Goodwill	$40,376

The excess of the purchase price over the fair value of the net assets acquired is $40.4 million at December 31, 2009, including foreign currency translation adjustment losses of $0.1 million. The Corporation has determined that the goodwill allocated to the U.S. entities of $39.4 million is tax deductible.

Benshaw designs, develops, and manufactures mission critical motor control and protection product solutions for leading original equipment manufacturers (“OEMs”) and industrial customers. Benshaw provides turnkey motor and machine control and protection solutions for OEM customers. Benshaw is headquartered in Pittsburgh, Pennsylvania and has nine facilities in the United States and two in Canada. Revenues of the acquired business were $82.0 million for the year ended December 31, 2006.

Valve Systems and Controls

On June 1, 2007, the Corporation acquired certain assets and certain liabilities of Valve Systems and Controls, L.P. (“VSC”). The purchase price of the acquisition was $78.0 million in cash after giving effect to customary post-closing adjustments as provided for in the Asset Purchase Agreement, plus the assumption of certain liabilities of VSC. Under the terms of the Asset Purchase Agreement, the Corporation deposited $3.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification would be paid in twelve months after the closing date. Since no claims were made, the funds held in escrow were released to the seller. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of fair values. The excess of the purchase price over the fair value of the net assets acquired is $52.1 million at December 31, 2009. The Corporation has determined that the goodwill is tax deductible.

VSC, is a provider of critical valve, automation, and controls solutions for all facets of flow control operations to the oil and gas market. VSC is headquartered in Houston, Texas, with satellite offices in Baton Rouge, Louisiana and Seoul, South Korea. Incremental revenues of the acquired business were approximately $40.0 million for the year ended December 31, 2006.

Scientech, LLC

On May 8, 2007, the Corporation acquired certain assets and certain liabilities of Scientech, LLC (“Scientech”). The purchase price of the acquisition was $61.4 million in cash after giving effect to customary post-closing adjustments as provided for in the Asset Purchase Agreement, the settlement of a post-closing indemnification claim against the seller as discussed below, and the assumption of certain liabilities of Scientech. Under the terms of the Asset Purchase Agreement, the Corporation deposited $5.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled will be paid as follows: (i) an initial release of one-half of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 18 months after the closing date. Since no claims were made within the initial 12 month holdback period, one-half of the holdback was released to the seller. However, a claim was made prior to the expiration of the 18 month holdback period against the remaining full amount of the holdback pending satisfactory resolution of such claim with the seller. The claim was satisfactorily resolved with the seller resulting in the payment to the Corporation of $0.8 million from the escrow. The balance of the escrow funds were released to the seller. Management funded the purchase from the Corporation’s available cash and revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of fair values. The excess of the purchase price over the fair value of the net assets acquired is $31.1 million at December 31, 2009. The Corporation has determined that $30.9 million of the goodwill will be tax deductible.

Scientech is a global provider of commercial nuclear power instrumentation, electrical components, specialty hardware, process control systems, and proprietary database solutions which are aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. Scientech is headquartered in Idaho Falls, Idaho, and has multiple facilities throughout the United States. Revenues of the acquired business were $45.7 million for the year ended December 31, 2006.

MOTION CONTROL

Skyquest Systems Limited

On December 18, 2009, the Corporation acquired all of the issued and outstanding capital stock of Skyquest Systems Limited (“SSL” or “Skyquest”). The purchase price of the acquisition, subject to customary adjustments provided for in the Stock Purchase Agreement, was £10.0 million ($16.1 million) in cash at closing and the assumption of certain liabilities. In addition, the Stock Purchase Agreement provides for additional consideration to the selling shareholders contingent upon SSL exceeding certain sales targets over a two-year period. Based on the estimated amount of sales over the two year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of $2.9 million, classified as a level 3 liability in the fair value hierarchy. Under the terms of the Stock Purchase Agreement, the Corporation deposited £1.5 million ($2.4 million) into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled will be paid as follows: (i) an initial release of one-third of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 24 months after the closing date. Management funded the acquisition from the Corporation’s available cash.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(US dollars in thousands)

Accounts receivable	$1,635
Inventory	1,448
Property, plant, and equipment	189
Other current assets	52
Intangible assets	7,748
Current Liabilities	(1,519)
Deferred Income Taxes	(2,270)
Contingent consideration	(2,925)

Net tangible and intangible assets	4,358
Purchase price	16,142

Goodwill	$11,784

Skyquest is a supplier of aircraft video displays, recorders, and video/radar converters for surveillance aircraft applications in the aerospace and defense markets. Skyquest’s display and recorder technology supports demanding airborne surveillance missions with proven reliability in harsh environments. Key products include the Video Management System (“VMS”), which provides fully integrated systems that enable observers and pilots to independently select, view, and record images simply and with maximum fidelity. The Corporation also develops lightweight, airworthy standard and High Definition (“HD”) video recorders for airborne surveillance.

Located in Basildon, United Kingdom, SSL was formed from two businesses, Skyquest Ltd. and Real-Time Vision Ltd., founded in 1996 and 1998, respectively. SSL is a part of the Corporation’s Motion Control segment within the Embedded Computing division. Revenues of the acquired business were £5.0 million ($8.0 million) for the year ended December 31, 2009.

VMETRO ASA

On October 15, 2008, the Corporation completed a voluntary cash tender offer for all of the issued and outstanding capital stock of VMETRO ASA (“VMETRO”) at Norwegian Kroner (“NOK”) 12.06 per share. The purchase price of the acquisition was NOK 292.3 million ($46.3 million) in cash and the assumption of NOK 148 million ($23.5 million) of net debt. Management funded the acquisition from the Corporation’s revolving credit facility. VMETRO is part of the Corporation’s Motion Control segment within the Embedded Computing division. Revenues of the purchased business were 307 million NOK ($52.5 million) for the period ended December 31, 2007.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is NOK 297 million ($51.5 million) at December 31, 2009. The goodwill is not deductible for tax purposes.

As part of the acquired liabilities of VMETRO, the Corporation established a $7.6 million restructuring accrual as of the acquisition date for costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as severance and relocation costs for certain employees of the acquired business. The major activities of these closed facilities will be integrated into other existing embedded computing facilities. Employees identified for involuntary termination consist of engineers, sales personnel, and administrative and executive staff. The exit activities are scheduled to be completed by the first quarter of 2010. See Note 10 for further financial information regarding this restructuring accrual.

VMETRO is a supplier of commercial off-the-shelf (“COTS”) board and system-level embedded computing products for applications in aerospace, defense, industrial, communication, and medical markets. Key products provide real-time computing capabilities, high-density radar processing, data recording, and network storage systems. Application of these products as components or subsystems enables improved response time and critical protection in server and storage appliances, utility mapping, and ground penetrating radar.

VMETRO operates globally with its headquarters and principal engineering located in Oslo, Norway. Additional sales, engineering, and distribution networks are established in Germany, France, the United States, and the United Kingdom.

Mechetronics Holdings Limited

On October 1, 2008, the Corporation acquired all of the issued and outstanding capital stock of Mechetronics Holding Ltd. and all subsidiaries (“Mechetronics”). The purchase price of the acquisition, subject to customary adjustments provided for in the Stock Purchase Agreement, was £1.3 million ($2.3 million) in cash and the assumption of certain liabilities. Under the terms of the Stock Purchase Agreement, the Corporation deposited £0.2 million ($0.4 million) into escrow as security for potential indemnification claims against the seller. Any amount of the holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification will be paid 14 months after the closing date. Since no claims were made, the funds held in escrow were released to the seller. Management funded the acquisition from the Corporation’s available cash. The business is a part of the Corporation’s Motion Control segment within the Integrated Sensing division. Revenues of the purchased business were approximately £5.0 million ($10.0 million) for the period ended July 31, 2008.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is £2.2 million ($3.5 million) at December 31, 2009. The goodwill is not deductible for tax purposes.

Mechetronics is a global supplier of solenoids and solenoid valves to OEMs. A solenoid is an electromagnetic actuator used as a mechanical switch or integrated with a valve to provide control in pneumatic or hydraulic systems. The Mechetronics products are used in a variety of applications including business machines, switchgear and vehicle braking systems.

Mechetronics is a solenoid supplier in the United Kingdom. Operations are headquartered in a 27,000 square-foot facility in Bishop Auckland, United Kingdom, and include a new production facility opened in Zhuhai, China in 2007.

Curtiss-Wright Accessory Services

On May 9, 2008, the Corporation sold its third-party commercial aerospace repair and overhaul business located in Miami, Florida for $8.0 million. The determination was made to divest the business because third-party repair work was not considered a core business of the Corporation. This business was part of the Motion Control segment and contributed $18.5 million in sales and $1.8 million in pretax income for the year ended December 31, 2007. On the date of sale, the business had assets of $8.7 million and liabilities of $1.1 million, which combined with transaction costs of $0.7 million, resulted in a $0.3 million loss, which is classified as a reduction of Other Income, net on the Consolidated Statements of Earnings. The Corporation did not report the disposal as discontinued operations as the amounts are not considered significant. On March 31, 2008, the Corporation performed a goodwill impairment test of the portion of the reporting unit that was retained and concluded that no impairment charges were required.

IMC Magnetics Corporation

On September 1, 2007, the Corporation acquired all the issued and outstanding stock of IMC Magnetics Corporation (“IMC”). The purchase price of the acquisition, subject to customary adjustments as provided for in the Stock Purchase Agreement, was for approximately $37.5 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $3.8 million into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled will be paid as follows: (i) an initial release of $0.5 million less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 24 months after the closing date. However, a claim has been made prior to the expiration of the 24 month holdback period against the remaining full amount of the holdback pending satisfactory resolution of such claim with the seller. The claim was satisfactorily resolved with the seller resulting in the release of the full amount of the escrow funds to the seller. Management funded the acquisition from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of fair values. The excess of the purchase price over the fair value of the net assets acquired is $17.6 million at December 31, 2009. The goodwill is not deductible for tax purposes.

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

METAL TREATMENT

Parylene Coating Services

On September 4, 2008, the Corporation acquired certain assets and certain liabilities of Parylene Coating Services, Inc. (“PCS”). The purchase price of the acquisition was $7.6 million after giving effect to customary post-closing adjustments as provided for in the Asset Purchase Agreement (“APA”) and the assumption of certain liabilities of PCS. Under the terms of the APA, the Corporation held back 10% of the sale price as security for potential indemnification claims against the seller. Any amount of the holdback remaining after the claims for the indemnification have been settled less amounts held in reserve to cover pending claims for indemnification will be paid in eighteen months after the closing date. Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of fair values. The excess of the purchase price over the fair value of the net assets acquired is $5.0 million at December 31, 2008. The Corporation has determined that the goodwill is tax deductible.

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

Credit risk is generally diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 42%, 36%, and 38% of consolidated revenues in 2009, 2008, and 2007, respectively. Accounts receivable due directly or indirectly from these government sources represented 34% of net receivables for both December 31, 2009 and 2008. No single customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2009 and 2008.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The composition of receivables is as follows:

(In thousands) December 31,	2009	2008

Billed receivables:
Trade and other receivables	$264,191	$286,123
Less: Allowance for doubtful accounts	(3,997)	(4,824)

Net billed receivables	260,194	281,299

Unbilled receivables:
Recoverable costs and estimated earnings not billed	163,115	135,511
Less: Progress payments applied	(18,770)	(21,151)

Net unbilled receivables	144,345	114,360

Receivables, net	$404,539	$395,659

The net receivable balance at December 31, 2009, included $7.1 million related to the Corporation’s 2009 acquisitions.

4. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

(In thousands) December 31,	2009	2008

Raw material	$131,108	$126,799
Work-in-process	67,351	63,195
Finished goods and component parts	84,674	82,652
Inventoried costs related to U.S. Government and other long-term contracts	53,597	60,721

Gross inventories	336,730	333,367

Less: Inventory reserves	(39,739)	(34,283)
Progress payments applied, principally related to long-term contracts	(11,383)	(17,576)

Inventories, net	$285,608	$281,508

The net inventory balance at December 31, 2009 included $7.3 million related to the Corporation’s 2009 acquisitions.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows:

(In thousands) December 31,	2009	2008

Land	$20,970	$19,620
Buildings and improvements	170,468	127,595
Machinery, equipment, and other	574,541	533,800

Property, plant, and equipment, at cost	765,979	681,015
Less: Accumulated depreciation	(364,830)	(316,983)

Property, plant, and equipment, net	$401,149	$364,032

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $50.1 million, $47.2 million, and $43.5 million, respectively.

6. GOODWILL

Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired.

The changes in the carrying amount of goodwill for 2009 and 2008 are as follows:

(In thousands)	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2007	$294,831	$251,184	$24,404	$570,419
Goodwill from 2008 acquisitions	—	58,586	5,061	63,647
Change in estimate to fair value of net assets acquired in prior years	580	343	—	923
Additional consideration of prior years’ acquisitions, net of disposition	517	(1,090)	—	(573)
Foreign currency translation adjustment	(10,336)	(14,187)	(995)	(25,518)

December 31, 2008	$285,592	$294,836	$28,470	$608,898

Goodwill from 2009 acquisitions	$15,612	$11,782	$—	$27,394
Change in estimate to fair value of net assets acquired in prior years	(37)	(3,662)	—	(3,699)
Additional consideration of prior years’ acquisitions, net of disposition	544	619	3	1,166
Foreign currency translation adjustment	6,340	7,971	382	14,693

December 31, 2009	$308,051	$311,546	$28,855	$648,452

During 2009, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2009. Approximately $14.4 million and $5.0 million of the goodwill on acquisitions made during 2009 and 2008, respectively, is deductible for tax purposes.

The Corporation completed its annual goodwill impairment testing as of October 31, 2009, 2008, and 2007 and concluded that no impairment charges were required as of those dates.

7. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2009 and 2008. No indefinite lived intangible assets were purchased in 2009 or 2008.

(In thousands, except years data)	2009		2008

	Amount	Years	Amount	Years
Technology	$10,675	9.3	$7,608	11.3
Customer related intangibles	16,427	13.1	20,116	10.1
Other intangible assets	1,586	7.0	3,398	9.1

Total	$28,688	11.3	$31,122	10.3

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands) 2009	Gross	Accumulated Amortization	Net

Technology	$135,879	$(44,051)	$91,828
Customer related intangibles	174,884	(54,614)	120,270
Other intangible assets	38,887	(8,479)	30,408

Total	$349,650	$(107,144)	$242,506

(In thousands) 2008	Gross	Accumulated Amortization	Net

Technology	$121,948	$(33,867)	$88,081
Customer related intangibles	153,113	(38,440)	114,673
Other intangible assets	37,965	(6,123)	31,842

Total	$313,026	$(78,430)	$234,596

The following table presents the changes in the net balance of other intangible assets during 2009:

(In thousands)	Technology	Customer Related Intangibles	Other Intangible Assets	Total

December 31, 2008	$88,081	$114,673	$31,842	$234,596
Acquired during 2009	10,675	16,427	1,586	28,688
Change in estimate of fair value related to purchase price allocation	(303)	322	(140)	(121)
Amortization expense	(8,856)	(14,455)	(3,089)	(26,400)
Net foreign currency translation adjustment	2,231	3,303	209	5,743

Total	$91,828	$120,270	$30,408	$242,506

Included in other intangible assets at December 31, 2009 and 2008, are $9.9 million of intangible assets not subject to amortization. The Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of 2009, 2008, and 2007, and concluded there was no impairment of value.

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $26.4 million, $27.0 million, and $19.2 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)

2010	$23,575
2011	22,190
2012	20,898
2013	19,584
2014	18,391

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) require certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value.

Forward Foreign Exchange and Currency Option Contracts

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

The net fair value of these instruments is $(0.3) million at December 31, 2009. These instruments are classified as other current liabilities and other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets. The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value. Based upon the fair value hierarchy, all of the foreign exchange derivative forwards are valued at a Level 2. See tables below for information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Earnings.

	Fair Values of Derivative Instruments
	(In thousands)
	Asset Derivatives		Liability Derivatives

	December 31, 2009		December 31, 2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts:

Transactional	Other Current Assets	$—	Other Current Liabilities	$342

Forecasted	Other Current Assets	41	Other Current Liabilities	—

Total		$41		$342

(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

		Twelve Months Ended December 31, 2009

Foreign exchange contracts:
Transactional	General and Administrative Expenses	$649
Forecasted	General and Administrative Expenses	1,377

Total		$2,026

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of December 31, 2009. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2009 aggregated $362.0 million compared to a carrying value of $350.6 million. The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

(In thousands) December 31,	2009	2008

Accrued compensation	$60,188	$68,915
Accrued commissions	6,901	7,883
Accrued interest	4,339	5,405
Accrued taxes other than income taxes	1,935	5,318
Accrued insurance	5,312	4,413
Other	12,180	12,039

Total accrued expenses	$90,855	$103,973

Other current liabilities consist of the following:

(In thousands) December 31,	2009	2008

Warranty reserves	$13,479	$10,775
Litigation reserves	11,505	9,783
Additional amounts due to sellers on acquisitions	11,817	9,536
Restructuring accrual	2,807	6,146
Reserves on loss contracts	1,731	4,205
Current deferred tax liability	2,740	3,087
Current portion of pension and other postretirement liabilities	2,375	2,878
Loss on forward foreign currency contracts	342	2,434
Current portion of environmental reserves	2,087	1,805
Other	1,825	5,893

Total other current liabilities	$50,708	$56,542

The accrued expenses and other current liabilities at December 31, 2009 included $2.2 million and $4.1million respectively, related to the Corporation’s 2009 acquisitions.

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

(In thousands)	2009	2008

Warranty reserves at January 1,	$10,775	$10,774
Provision for current year sales	7,536	7,384
Current year claims	(4,012)	(4,691)
Change in estimates to pre-existing warranties	(1,942)	(2,059)
Increase due to acquisitions	648	97
Foreign currency translation adjustment	474	(730)

Warranty reserves at December 31,	$13,479	$10,775

10. FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million in accordance with guidance on the recognition of liabilities in connection with a purchase business combination. These acquisitions are consolidated into the Motion Control segment. The accrual was established in the fourth quarter of 2008 for $7.1 million, while the remaining balance was recorded in 2009 for $0.5 million based upon further analysis of the restructuring activities. The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business. As of December 31, 2009, the Corporation has not completed its activities associated with the restructuring and has estimated the costs noted above. The remaining costs are $1.7 million as of December 31, 2009. These costs are subject to adjustment upon completion of the activities, and will be accounted for as an adjustment to the purchase price of the acquisition. The Corporation intends to complete the majority of these activities in the first quarter of 2010.

In the first quarter of 2009, the Corporation committed to a plan to consolidate existing operations through reductions in force and consolidation of operating locations both domestically and internationally. This plan will impact the Flow Control, Motion Control, and Metal Treatment segments. The decision was based on a review of various cost saving programs undertaken in connection with the development of the Corporation’s budget and operating plan for the current year. The Corporation incurred business consolidation costs in 2009 of $5.6 million, consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees. These costs were recorded in the Consolidated Statement of Earnings with the majority of the costs affecting the cost of sales, general and administrative expenses, selling, and research and development costs for $2.2 million, $2.8 million, $0.5 million, and $0.1 million, respectively. The liability is classified in other current liabilities. During the later part of 2009, in connection with the finalization of the Corporation’s budget for 2010, additional consolidation opportunities were identified across all segments. As such, the Corporation has not completed its plans associated with the restructuring and expects to complete the majority of these activities by the fourth quarter of 2010.

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of December 31, 2009 is as follows:

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total

Flow Control
December 31, 2008	$—	$—	$—	$—
Provisions	909	100	656	1,665
Payments	(852)	(100)	(656)	(1,608)
Net currency translation adjustment	—	—	—	—

December 31, 2009	$57	$—	$—	$57

Total expected and incurred to date	$2,095	$292	$958	$3,345

Motion Control
December 31, 2008	$3,616	$1,902	$628	$6,146
Provisions	3,492	90	50	3,632
Payments	(5,497)	(934)	(553)	(6,984)
Net currency translation adjustment	(66)	22	—	(44)

December 31, 2009	$1,545	$1,080	$125	$2,750

Total expected and incurred to date	$8,115	$2,228	$828	$11,171

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total

Metal Treatment
December 31, 2008	$—	$—	$—	$—
Provisions	282	524	—	806
Payments	(282)	(524)	—	(806)
Net currency translation adjustment	—	—	—	—

December 31, 2009	$—	$—	$—	$—

Total expected and incurred to date	$282	$524	$—	$806

Total Curtiss-Wright
December 31, 2008	$3,616	$1,902	$628	$6,146
Provisions	4,683	714	706	6,103
Payments	(6,631)	(1,558)	(1,209)	(9,398)
Net currency translation adjustment	(66)	22	—	(44)

December 31, 2009	$1,602	$1,080	$125	$2,807

Total expected and incurred to date	$10,492	$3,044	$1,786	$15,322

Total expected and incurred to date through goodwill	$5,526	$2,424	$628	$8,578

11. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2009	2008	2007

Domestic	$94,695	$71,976	$89,422
Foreign	50,564	97,126	64,749

	145,259	169,102	154,171

The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2009	2008	2007

Current:
Federal	$33,046	$28,644	$35,177
State	6,486	8,906	3,602
Foreign	16,974	28,532	19,208

	56,506	66,082	57,987

Deferred:
Federal	(4,324)	(5,410)	(4,109)
State	1,600	(1,704)	337
Foreign	(3,799)	388	(4,372)

	(6,523)	(6,726)	(8,144)

Valuation allowance	55	356	—

Provision for income taxes	$50,038	$59,712	$49,843

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	2.7	2.6	1.8
Rate changes	0.4	0.1	(2.1)
R&D tax credits	(1.7)	(1.2)	(1.9)
Foreign rate differential	(0.8)	(1.3)	0.2
All other, net	(1.2)	0.1	(0.7)

Effective tax rate	34.4%	35.3%	32.3%

The 2009 effective tax rate included a tax benefit of $1.4 million principally due to a Canadian tax rate change which was offset by $2.0 million increase in state tax expense, net of federal benefit, principally as a result of a reduction in state rates thereby reducing the state deferred tax assets. The 2009 effective tax rate was also favorably impacted by an increase in research and development tax credits from the Canadian and U.K. operations. During 2009, the valuation allowance increased principally due to foreign translation of $0.6 million. During 2008, a valuation allowance of $5.0 million was established through purchase accounting. An additional valuation allowance of $0.4 million was established through income tax provision. The 2007 effective tax rate included tax benefits of $4.1 million, including $3.2 million related to the tax law changes in Canada, the United Kingdom, and Germany and research and development credits from the U.K. operations of $0.9 million.

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2009	2008

Deferred tax assets:
Environmental reserves	$7,961	$8,970
Inventories	15,206	10,834
Postretirement/postemployment benefits	15,751	16,310
Incentive compensation	4,639	5,188
Accrued vacation pay	4,892	4,781
Warranty reserve	3,632	3,285
Legal reserves	3,764	3,668
Share-based payments	7,826	4,648
Retirement plans	40,177	40,675
Net operating loss	5,405	2,168
Deferred revenue	9,135	988
Other	8,857	14,545

Total deferred tax assets	127,245	116,060

Deferred tax liabilities:
Depreciation	31,195	19,936
Goodwill amortization	32,532	25,337
Other intangible amortization	31,192	31,970
Other	3,920	2,937

Total deferred tax liabilities	98,839	80,180

Valuation allowance	5,924	5,375

Net deferred tax assets	$22,482	$30,505

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2009	2008

Net current deferred tax assets	$48,777	$37,314
Net current deferred tax liabilities	2,740	3,087
Net noncurrent deferred tax assets	1,994	23,128
Net noncurrent deferred tax liabilities	25,549	26,850

Net deferred tax assets (liabilities)	$22,482	$30,505

The Corporation has income tax net operating loss carryforwards related to international operations of approximately $18.9 million of which $16.9 million have an indefinite life and $2.0 million expire through 2018. The Corporation has state income tax net operating loss carryforwards of approximately $0.1 million which expire through 2023. The Corporation has recorded a deferred tax asset of $5.4 million reflecting the benefit of the loss carryforwards.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2009 in one of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. Based on this evaluation, as of December 31, 2009, a valuation allowance of $5.9 million has been recorded, principally due to net operating losses, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

Income tax payments of $69.5 million were made in 2009, $65.3 million in 2008, and $62.1 million in 2007.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2009 was $143.8 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

As of December 31, 2009, $0.3 million of the $3.4 million liability for unrecognized tax benefits relate to tax positions of an acquired entity taken prior to their acquisition by the Corporation. Changes in acquired tax assets and liabilities will affect the income tax expense in the period of reversal. If recognized, the amount of potential tax benefits net of federal benefit that would impact the Corporation’s effective tax rate is $2.3 million.

Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the accompanying consolidated statements of operations. Penalties are recognized as a component of “Selling, general and administrative expenses.” The Corporation recognized interest (income)/expense of ($0.2) million and $0.2 million for the years ended December 31, 2009 and 2008, respectively and $0.1 million of penalties related to unrecognized tax benefits for the year ended December 31, 2009. The Corporation has recognized a liability for interest of $0.5 million and penalties $0.3 million as of December 31, 2009. As of December 31, 2008, the Corporation has recognized liability for interest $0.7 million and penalties $0.2 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2009	2008	2007

Balance at January 1,	$4,445	$4,502	$3,261
Additions based on tax positions taken during a prior period	53	595	802
Additions based on tax positions taken during the current period	369	358	581
Reductions related to settlement of tax matters	(424)	(347)	(10)
Reductions related to a lapse of applicable statute of limitations	(1,100)	(398)	(349)
Foreign currency translation	31	(265)	217

Balance at December 31,	$3,374	$4,445	$4,502

In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

United States	1998 - present
Germany	2006 - present
Canada	2005 - present

The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Unrecognized tax benefits, if recognized, would affect the effective tax rate.

12. DEBT

Debt consists of the following:

(In thousands) December 31,	2009	2008

Industrial Revenue Bonds, due from 2010 through 2028	$9,198	$9,058
Revolving Credit Agreement, due 2012	100,000	154,500
5.13% Senior Notes due 2010	74,957	74,900
5.74% Senior Notes due 2013	125,052	125,066
5.51% Senior Notes due 2017	150,000	150,000
Other debt	5,886	3,185

Total debt	465,093	516,709
Less: Current Portion of Long-term debt and Short-term debt	80,981	3,249

Total Long-term debt	$384,112	$513,460

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 0.81% and 2.32% in 2009 and 2008, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 1.60% and 3.80% in 2009 and 2008, respectively.

The fair value of the Corporation’s debt is prepared in accordance with the requirements of U.S. GAAP, as noted in Note 8. The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues. The carrying amount of the Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $362.0 million and $313.9 million at December 31, 2009 and 2008, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows(1):

(In thousands)

2010	$80,981
2011	98
2012	100,101
2013	125,105
2014	108
Thereafter	158,690

Total	$465,083

(1) Amounts exclude a $0.1 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements that were settled in cash during 2005.

Interest payments of $23.9 million, $26.5 million, and $25.3 million were made in 2009, 2008, and 2007, respectively.

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility increased from $400.0 million to $425.0 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600.0 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, the interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. The Corporation is subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. The Corporation is required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with other senior indebtedness. As of December 31, 2009, the Corporation was in compliance with all covenants and had the flexibility to issue additional debt of approximately $1 billion without exceeding the covenant limit defined in the Credit Agreement. The Corporation would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. The Corporation had $100 million and $154.5 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2009 and 2008, respectively. The unused credit available under the Credit Agreement at December 31, 2009 and 2008 was $267.0 million and $208.0 million, respectively.

On December 1, 2005, the Corporation issued $150.0 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2009, the Corporation was in compliance with all covenants.

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

On September 25, 2003, the Corporation issued $200.0 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75.0 million of 5.13% Senior Notes that mature on September 25, 2010 and $125.0 million of 5.74% Senior Notes that mature on September 25, 2013. The Corporation intends to utilize these funds to pay its 2010 current obligations. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. As of December 31, 2009, the Corporation was in compliance with any covenants.

At December 31, 2009, substantially all of the industrial revenue bond issues are collateralized by real estate, machinery, and equipment. Certain of these issues are supported by letters of credit, which total $8.5 million. The Corporation had various other letters of credit totaling $49.0 million. Substantially all letters of credit are included under the Credit Agreement.

13. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.

At December 31, 2009 and 2008, the Corporation had non-qualified share options outstanding of 1,038,602 shares and 1,078,379 shares, respectively, which were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Earnings per share calculations for the years ended December 31, 2009, 2008, and 2007, are as follows:

(In thousands, except per share data)	Net Income	Weighted-Average Shares Outstanding	Earnings Per Share

2009:

Basic earnings per share	$95,221	45,237	$2.10
Effect of dilutive securities:
Employee share-based compensation awards		389
Deferred director share-based compensation		69

Diluted earnings per share	$95,221	45,695	$2.08

2008:

Basic earnings per share	$109,390	44,716	$2.45
Effect of dilutive securities:
Employee share-based compensation awards		596
Deferred director share-based compensation		62

Diluted earnings per share	$109,390	45,374	$2.41

2007:

Basic earnings per share	$104,328	44,313	$2.35
Effect of dilutive securities:
Employee share-based compensation awards		602
Deferred director share-based compensation		64

Diluted earnings per share	$104,328	44,979	$2.32

14. SHARE-BASED COMPENSATION PLANS

The Corporation maintains three share-based compensation plans under which it utilizes six different forms of employee and non-employee share-based compensation awards, as explained in further detail below, which include non-qualified share options, performance-based restricted shares, time-based restricted stock, and performance-based restricted stock units. In addition, under its employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (“ESPP”) available to almost all active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost charged against income for employee and non-employee director share-based compensation programs during 2009, 2008, and 2007 is as follows:

(In thousands)	2009	2008	2007

Non-qualified share options	$6,272	$5,645	$6,259
Employee stock purchase options	3,560	2,782	1,557
Performance shares	2,184	2,027	1,630
Performance restricted shares	—	265	260
Restricted stock and restricted stock units	2,700	2,348	822
Other share-based payments	548	596	384

Total share-based compensation expense before income taxes	15,264	13,663	10,912

Other share-based payments include restricted stock awards to non-employee directors, who are treated as employees as prescribed by guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expenses in the consolidated statements of earnings. No cost was capitalized during 2009, 2008, or 2007.

1995 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan

Awards under the 1995 Long-Term Incentive Plan (the “1995 LTI Plan”) consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants. Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were approved for issuance. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2010 to replenish treasury stock for issuances made to satisfy stock option exercises. The performance units that are paid in cash are recorded as liabilities, while other awards are reflected in equity.

Effective May 19, 2005, stockholders approved the 2005 Long-Term Incentive Plan (the “2005 LTI Plan”) (collectively with the 1995 LTI Plan, the “LTI Plans”), which superseded the 1995 LTI Plan. The shares that were registered and not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of December 31, 2009 there were options representing a total of 0.7 million shares outstanding under the 1995 plan.

Awards under the 2005 LTI Plan consist of six components – performance units (cash), non-qualified share options, performance-based restricted shares, time-based restricted stock, and performance-based restricted stock units. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2010 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

Under the LTI Plans, the Corporation awarded total performance units of 13.7 million, 13.6 million, and 11.4 million in 2009, 2008, and 2007, respectively, to certain key employees. The performance units are denominated in dollars and are contingent upon the Corporation’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $8.1 million, $9.4 million, and $7.3 million in 2009, 2008, and 2007, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the LTI Plans, the Corporation grants non-qualified share options to key employees in the fourth quarter of each year. Stock options granted under the LTI Plans expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

Under the 2005 LTI Plan, the Corporation granted performance-based restricted shares, time-based restricted stock and stock units, and performance-based restricted stock units to certain of the Corporation’s officers and certain key executives, which are denominated in shares based on the fair market value of the Corporation’s Common stock on the date of grant. The performance based restricted stock units were granted to officers of the Corporation in the fourth quarter of 2008 and 2007 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth compared to budget and peers over a period of three fiscal years commencing with the fiscal year following such award. The performance-based restricted stock units were granted to certain key employees in the first quarter of 2006 and were contingent upon the satisfaction of performance objectives keyed to achieving certain stretch operating income goals in 2006. For those who satisfied their one-year performance objectives the shares were awarded; however, these were time restricted for an additional two years. The Corporation granted restricted stock units to two officers in September 2007 and 2006, which, under the terms of the agreements, will vest in 2016, and restricted stock to officers and certain key executives in November 2008 and 2007, and restricted stock units in 2009 which, under the terms of the agreements, will completely vest in 2012, 2011, and 2010, respectively.

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

As of December 31, 2009, there are 2,266,702 remaining allowable shares for issuance under the 2005 LTI Plan.

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

	2009	2008	2007

Risk-free rate	2.53%	2.72%	3.88%
Expected volatility	29.67%	29.37%	23.68%
Expected dividends	1.22%	1.06%	0.59%
Expected term (in years)	6	6	7
Weighted-average grant-date fair value of options	$9.19	$8.99	$17.50

A summary of employee stock option activity under the LTI Plans is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2008	2,564	$30.15
Granted	731	30.91
Exercised	(129)	19.39
Forfeited	(67)	35.37

Outstanding at December 31, 2009	3,099	$30.66	7.2	$2,037

Exercisable at December 31, 2009	1,772	$29.37	5.7	$3,455

The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was $1.9 million, $5.1 million, and $8.7 million, respectively. The table above represents the Corporation’s estimate of options fully vested and/or expected to vest as expected forfeitures are not material to the Corporation and therefore are not reflected in the table above.

As noted above, non-qualified stock option awards have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award was in-substance, multiple awards. During 2009, 2008, and 2007, compensation cost associated with non-qualified stock options of $6.3 million, $5.6 million, and $6.3 million respectively, was charged to expense. The Corporation has applied a forfeiture assumption of 7% in the calculation of such expense. As of December 31, 2009, there was $5.6 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

Cash received from option exercises during 2009, 2008, and 2007 was $2.3 million, $2.6 million, and $4.4 million, respectively. The total tax benefit generated from options exercised during 2009, 2008, and 2007, was $0.5 million, $1.6 million, and $3.0 million, respectively. Tax benefits received on exercised options which were subject to expense under U.S. GAAP have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expense have been credited to additional paid in capital.

Performance based-Restricted Shares, Time Based Restricted Stock, and Performance-based Restricted Stock Units

Since 2005, the Corporation granted performance shares and units to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various company-wide performance goals around net income targets, both against budget and as a percentage of sales against a peer group. The nonvested shares are subject to forfeiture if established performance goals are not met, or employment is terminated other than due to death, disability, or retirement. The shares are nontransferable while subject to forfeiture. Time-based restricted stock or restricted stock units have also been granted to key executives during 2009, 2008, and 2007. The nonvested restricted stock is subject to forfeiture if employment is terminated other than due to death or disability, and the units are subject to forfeiture if employment is terminated other than due to death, disability, or retirement and are nontransferable while subject to forfeiture. A summary of the Corporation’s nonvested performance-based share, performance-based restricted share, restricted stock, and restricted stock unit activity for 2009 is as follows:

	Shares/ Units (000’s)	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Nonvested at December 31, 2008	961	$34.57
Granted	313	30.90
Vested	(166)	30.07
Forfeited	(44)	38.81

Nonvested at December 31, 2009	1,064	$43.39	1.5	$33,303

Expected to vest at December 31, 2009	709	$47.57	3.3	$22,200

The grant-date fair values of performance shares are based on the closing market price of the stock on the date of grant, and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period and assumes that approximately 50% of the performance shares will be forfeited. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. During 2006, it was determined that 27,000 performance-based restricted shares would eventually vest, and, therefore, the Corporation had expensed $0.3 million in 2008 and 2007. These shares vested on January 1, 2009. The grant date fair values of the restricted stock and restricted stock units are based on the closing market price of the stock at the date of grant. The restricted stock and restricted stock units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. As of December 31, 2009, there was $10.5 million of unrecognized compensation cost related to nonvested performance shares, restricted stock, and restricted stock units, which is expected to be recognized over a period of 3.3 years.

Employee Stock Purchase Plan

The Corporation’s 2003 Employee Stock Purchase Plan (the “ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the lower of the fair market value of the Common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts six months, with the first offering period commencing on January 1, 2004. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2009, 310,513 shares were purchased under the ESPP. As of December 31, 2009, there were 0.9 million shares available for future offerings, and the Corporation has withheld $4.6 million from employees, the equivalent of 181,000 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.1 million of tax benefit associated with disqualifying dispositions during 2009, all of which was credited to additional paid in capital. Effective as of January 1, 2010, the look-back feature has been eliminated from the ESPP, thereby resulting in the use of the fair market value of the common stock on the last day of the offering period on which the purchase price is based.

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

	2009	2008	2007

Risk-free interest rate	0.31%	2.74%	4.23%
Expected volatility	60.03%	33.94%	30.02%
Expected dividend yield	0.5%	0.35%	0.29%
Weighted-average option life (in years)	0.5	0.5	0.5
Weighted-average grant-date fair value of options	$10.13	$11.50	$11.61

1996 Stock Plan for Non-Employee Directors and 2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2009, the value of the award granted in the first quarter was $70,000 per director, and in 2008 and 2007, the value of the award granted was $50,000 per director. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time five year restricted stock award, which during 2008 and 2007 was valued at $25,000. In 2009 there were no newly elected non-employee directors. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2009, 2008 and 2007, the Corporation awarded 18,168, 11,628, and 10,642, respectively, shares of restricted stock under the 2005 Stock Plan, of which 12,490, 6,120, and 7,512 shares, respectively, have been deferred by certain directors.

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

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional

69,468 and 62,077 shares at an average price of $27.64 and $25.51, respectively, as of December 31, 2009 and 2008, respectively. During 2009 and 2008, the Corporation issued 9,833 and 11,407 shares, respectively, in compensation pursuant to such elections.

15. ENVIRONMENTAL COSTS

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2009. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. The reserve balance as of December 31, 2009, was $6.1 million, which was essentially unchanged from the prior year balance. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement.

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

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey, property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. During 2009 and 2008, the Corporation increased the remediation reserve by $0.7 million and $0.4 million, respectively, based upon revised operating projections. The Corporation did not have increased costs in 2007. As of December 31, 2009, the reserve balance was $0.9 million.

In the fourth quarter of 2004, the Corporation increased the remediation reserve related to the Caldwell Trucking landfill superfund site by $4.4 million. The increase related to the estimated groundwater remediation for this site, which could span over 30 years. During 2006, the Corporation increased the remediation reserve by $0.6 million based upon revised operating cost projections. Through 2009, the majority of the costs for this site have been for the soil remediation. As of December 31, 2009, the reserve balance was $5.1 million.

The Corporation maintains several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of the EMD facility in Cheswick, Pennsylvania. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has obligations for additional environmental remediation costs at this facility, which are ongoing. As of December 31, 2009, the balance in this reserve was $8.4 million. The Corporation obtained partial environmental insurance coverage specifically for this facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown.

The Corporation’s aggregate environmental obligation at December 31, 2009 was $20.9 million compared to $22.2 million at December 31, 2008. Approximately 75% of the Corporation’s environmental reserves as of December 31, 2009, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using a rate of 4% to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2009, the undiscounted cash flows associated with the discounted reserves were $8.3 million and are anticipated to be paid over the next 30 years.

16. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains twelve separate and distinct pension and other postretirement benefit plans, consisting of four domestic pensions and other postretirement benefit plans and eight separate foreign pension plans. The Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the “Curtiss-Wright Plans”), and a postretirement health benefits plan for EMD employees.

The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Mexico assumed in a 2007 acquisition, and one plan each in Canada, Switzerland, and Norway. The Norway plan and one of the plans in the United Kingdom were assumed in 2008 acquisitions. The total projected benefit obligation related to all foreign plans is $66.4 million as of December 31, 2009. Each plan is further described below.

Domestic Plans

The Curtiss-Wright Plans

The Corporation maintains a defined benefit pension plan, the CW Pension Plan, covering all employees under four benefit formulas: a non-contributory non-union and union formula for all Curtiss-Wright (“CW”) employees, and a contributory union and non-union benefit formula for employees at the EMD business unit.

The formula for CW non-union employees is composed of a “traditional” benefit based on years of credited service, the five highest consecutive years’ compensation during the last ten years of service, and a “cash balance” benefit. CW union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate. Employees become participants under the CW Pension Plan after one year of service and, due to recent changes in pension law, are vested after three years of service. The formula for EMD employees covers both union and non-union employees and is designed to satisfy the requirements of relevant collective bargaining agreements. Employee contributions are withheld each pay period and are equal to 1.5% of salary. The benefits for the EMD employees are based on years of service and compensation.

Effective February 1, 2010, the Corporation has amended the CW Pension Plan to close the traditional benefit to new entrants. All new employees hired on or after the effective date will be eligible for the cash balance benefit. The amendment does not affect CW employees that are subject to collective bargaining agreements or employees of EMD.

At December 31, 2009 and 2008, the Corporation had a noncurrent pension liability of $65.9 million and $72.5 million, respectively. The Corporation did not contribute funds to the CW Pension Plan in 2009 and due to recent changes to funding regulations we no longer expect to make contributions in 2010. However, we do expect to make a contribution of approximately $28 million in 2011 and cumulative contributions of approximately $158 million through 2014.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $16.0 million and $14.1 million as of December 31, 2009 and 2008, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $0.7 million in 2010.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. The Corporation had an accrued postretirement benefit liability of $0.7 million as of December 31, 2009 and 2008. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2010.

EMD Plan

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright Electro-Mechanical Corporation employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. The Corporation had an accrued postretirement benefit liability at December 31, 2009 and 2008 of $29.1 million and $28.1 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2009 and 2008, the discounted receivable included in other assets was $2.9 million and $3.5 million, respectively. The Corporation expects to contribute $1.6 million to the EMD Retirement Plan during 2010.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $0.2 million and $0.2 million, respectively. The Corporation’s contributions to the Indal Plan are expected to be $0.3 million in 2010.

Metal Improvement Company – Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 6% of their pensionable salary, and the Corporation funds the balance of the cost to provide benefits. Members are eligible for early retirement with reduced benefits. The plan provides for early retirement at reduced benefits and was closed to new entrants as of January 1, 2004. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $4.1 million and $4.6 million, respectively. The Corporation’s contributions to the MIC Plan are expected to be approximately $1.0 million in 2010.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits and was closed to new entrants at time of acquisition in 2002. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $1.9 million and $1.4 million, respectively. The Corporation’s contributions to the P&G Plan are expected to be approximately $2.0 million in 2010.

Mechetronics Limited Retirement Benefits Scheme (UK)

The Corporation assumed defined benefit obligations as a result of the acquisition of Mechetronics on October 1, 2008. The plan is based on Final Pensionable Salary and years of service. As a result of the restructuring of Mechetronics and the consolidation of UK operations, there are no active employees in the pension plan as of December 31, 2009 as the employees became deferred vested participants. See Note 10 for further information regarding the restructuring. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $3.6 million and $3.8 million, respectively. The Corporation’s contributions to the plans are expected to be $0.4 million in 2010.

Curtiss Wright Antriebstechnik GmbH (“CWAT”) Pension Plan (Switzerland)

CWAT sponsors a defined contribution plan covering 84 employees as of December 31, 2009. Under Swiss Law, there is a guaranteed minimum benefit requirement which must be valued as a defined benefit obligation for US GAAP purposes. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $1.4 million and $1.3 million, respectively. The Corporation’s contributions to the plans are expected to be $0.9 million in 2010.

Power Systems Inc. (“PSI”) de Mexico Pension Plans (subsidiary of IMC Magnetics, Inc.)

The Corporation assumed defined benefit obligations as a result of the acquisition of IMC Magnetics in 2007. Under Federal Labor Law in Mexico, all full-time employees of PSI de Mexico are entitled to benefits under two plans: Seniority Premium and Termination Indemnity. The Seniority Premium plan enables employees to receive benefits in the event of death, disability, dismissal, voluntary separation, and retirement. Benefits under voluntary separation and retirement are subject to certain requirements. The benefit is equal to 12 days of salary per year of accreditable service, payable in lump sum. The Termination Indemnity enables employees to receive benefits in the event of dismissal or retirement. The benefit is equal to three months of salary plus bonuses, plus twenty days of salary plus bonus per year of accredited service, payable in lump sum. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $0.2 million and $0.1 million, respectively. The Corporation’s contributions to the plans are expected to be immaterial in 2010.

VMETRO ASA Pension Plan

The Corporation assumed defined benefit obligations as a result of the acquisition of VMETRO on October 15, 2008. The group pension plan entitles the employees of the Norwegian companies with future benefits based on years of service, the wage level at time of retirement, and benefits from the national insurance plan. As of December 31, 2009 and 2008, the Corporation had an accrued pension liability of $0.3 million and $1.8 million, respectively. The Corporation’s contributions to the plan are expected to be approximately $0.2 million in 2010.

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense: (In thousands)	2009	2008	2007

Service cost	$27,067	$23,197	$20,236
Interest cost	24,234	21,069	19,085
Expected return on plan assets	(29,039)	(30,170)	(28,213)
Amortization of prior service cost	646	635	481
Recognized net actuarial loss	2,287	718	512
Cost of settlements/curtailments	1,418	119	—

Net periodic benefit expense	$26,613	$15,568	$12,101

Net periodic benefit expense for 2009 includes a $2.0 million correction of an immaterial error in the Curtiss-Wright Pension and Restoration plans. The actuarial calculation error resulted in an understatement of expense in the 2008 valuation. The additional $2.0 million is reflected in each component of expense.

The “Cost of settlements/curtailments” indicated above represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2009, a settlement charge of $1.5 million resulted from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout. As a result of this single lump sum payout, special settlement requirements have been triggered. This charge was partially offset by curtailment gains associated with reductions in workforce in Norway and Mexico. The settlement charge in 2008 is resulting from the retirement of an employee in Switzerland.

The following table details the components of net periodic expense for the CW and EMD Postretirement Benefit Plans:

(In thousands)	2009	2008	2007

Service cost	$666	$684	$623
Interest cost	1,601	1,778	1,744
Recognized net actuarial gain	(853)	(575)	(632)

Net periodic benefit expense	$1,414	$1,887	$1,735

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described earlier. The postretirement benefits information includes the domestic CW and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans. All plans were valued using a December 31, 2009 measurement date to comply with the requirements of U.S. GAAP to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

	Pension Benefits		Postretirement Benefits

(In thousands)	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$398,713	$368,893	$28,818	$31,146
Service cost	27,067	23,197	666	684
Interest cost	24,234	21,069	1,601	1,778
Plan participants’ contributions	2,150	2,249	382	430
Amendments	4,547	1,895	—	—
Actuarial loss (gain)	14,011	(11,125)	358	(3,201)
Benefits paid	(28,752)	(22,224)	(2,038)	(2,684)
Acquisitions/transferred liabilities	—	16,466	—	—
Retiree drug subsidy received	—	—	87	251
Curtailments	(808)	—	—	—
Settlements	(2,777)	(1,176)	—	—
Plan measurement date change	—	10,632	—	414
Currency translation adjustments	5,416	(11,163)	—	—

Benefit obligation at end of year	443,801	398,713	29,874	28,818

Change in plan assets:
Fair value of plan assets at beginning of year	298,891	431,336	—	—
Actual return on plan assets	70,970	(123,965)	—	—
Employer contribution	6,717	3,785	1,656	2,254
Plan participants’ contributions	2,150	2,249	382	430
Acquisitions/transferred liabilities	—	9,707	—	—
Benefits paid	(28,752)	(22,224)	(2,038)	(2,684)
Settlements	(3,709)	(1,176)	—	—
Plan measurement date change	—	7,315	—	—
Currency translation adjustments	4,103	(8,136)	—	—

Fair value of plan assets at end of year	350,370	298,891	—	—

Funded status	(93,431)	(99,822)	(29,874)	(28,818)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	—	—	—	—
Current liabilities	(710)	(1,048)	(1,665)	(1,830)
Noncurrent liabilities	(92,721)	(98,774)	(28,209)	(26,988)

Net amount recognized in statement of financial position:	$(93,431)	$(99,822)	$(29,874)	$(28,818)

Amounts recognized in accumulated other comprehensive income (AOCI) consist of:
Net actuarial loss (gain)	76,383	107,306	(10,509)	(11,720)
Prior service cost	8,322	4,385	—	—

Net amount recognized in AOCI	$84,705	$111,691	$(10,509)	$(11,720)

Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	2,938	685	(624)	(763)
Prior service cost recognition	1,110	633	—	—

Accumulated benefit obligation	$394,084	$349,627	N/A	N/A

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	425,090	387,441	N/A	N/A
Accumulated benefit obligation	382,646	342,637	N/A	N/A
Fair value of plan assets	333,816	289,051	N/A	N/A

Plan Assumptions

	Pension Benefits		Postretirement Benefits

(In thousands)	2009	2008	2009	2008

Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.89%	5.89%	5.98%	6.00%
Rate of compensation increase	4.04%	4.02%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	9.50%	8.50%
Ultimate rate reached in 2014 and 2012, respectively	N/A	N/A	5.50%	5.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.89%	5.87%	6.00%	5.99%
Expected return on plan assets	8.15%	8.29%	N/A	N/A
Rate of compensation increase	4.02%	4.03%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.50%	9.50%
Ultimate rate reached in 2014 and 2012, respectively	N/A	N/A	5.50%	5.50%

The discount rate for each plan is determined by discounting the plan’s expected future benefit payments using a yield curve developed from high quality bonds that are rated Aa or better by Moody’s as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at one effective rate for each plan.

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions utilizing a ten-year time horizon through consultation with investment advisors. While consideration is given to recent performance and historical returns, the assumption represents a long-term prospective return.

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease

Total service and interest cost components	$340	$(264)
Postretirement benefit obligation	$3,397	$(2,724)

Pension Plan Assets

The overall objective for plan assets is to earn a rate of return over time to meet anticipated benefit payments in accordance with plan provisions. The long-term investment objective of the domestic retirement plans is to achieve a total rate of return, net of fees, which exceeds the actuarial overall expected return on assets assumption used for funding purposes and which provides an appropriate premium over inflation. The intermediate-term objective of the domestic retirement plans, defined as three to five years, is to outperform each of the capital markets in which assets are invested, net of fees. During periods of extreme market volatility, preservation of capital takes a higher precedence than outperforming the capital markets.

The Corporation’s Retirement Plan Committee is responsible for formulating investment policies, developing investment manager guidelines and objectives, and approving and managing qualified advisors and investment managers. The guidelines established define permitted investments within each asset class and apply certain restrictions such as limits on concentrated holdings, and prohibits selling securities short, buying on margin, and the purchase of any securities issued by the Corporation.

The Corporation maintains the funds of the CW Pension Plan under a trust and are diversified across investment classes and among investment managers in order to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s domestic retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 84% of consolidated assets:

	As of December 31,		Target Exposure	Expected Range
Asset class	2009	2008

Domestic equities	49%	43%	50%	40% - 60%
International equities	17%	16%	15%	10% - 20%

Total equity	66%	59%	65%	55% - 75%
Fixed income	34%	41%	35%	25% - 45%
Cash	0%	0%	0%	0% - 10%

The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.

Foreign plan assets represent 15.6% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The UK foreign plans follow a similar asset allocation strategy, while other plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 5.88% for all foreign plans.

Fair Value Measurements

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2009:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$11,217	$6,101	$5,116	$—

Equity Securities:
US Large Cap (a)	120,665	120,665	—	—
US Small Cap (b)	20,917	20,917	—	—
Foreign Large Cap (c)	52,183	52,017	166	—
Foreign Mid Cap	85	85	—	—
Foreign Index Funds (d)	18,827	—	18,827	—
Balanced Funds (e)	3,005	—	3,005	—

Total Equities	$215,682	$193,684	$21,998	$—

Fixed Income Securities:
US Corporate Bonds (f)	24,506	12	24,390	104
US Fixed Income Mutual Fund (g)	67,450	67,450	—	—
US Other Fixed Income (h)	3,482	—	3,482	—
Foreign Government Bonds (i)	6,082	1,617	4,465	—
Foreign Corporate Bonds (i)	4,267	1,545	2,344	378
Foreign Government Index Funds (j)	1,240	—	1,240	—
Foreign Corporate Bond Index Funds (j)	7,216	—	7,216	—

Total Fixed Income Securities	$114,243	$70,624	$43,137	$482

Alternative Investments:
Insurance Contracts (k)	8,162	—	—	8,162

Total Alternative Investments	$8,162	$—	$—	$8,162

Real Estate:
US Real Estate	—	—	—	—
Foreign Real Estate (l)	1,066	—	—	1,066

Total Real Estate	$1,066	$—	$—	$1,066

Total Assets	$350,370	$270,409	$70,251	$9,710

(a)	This category comprised of two growth and two value-oriented portfolios of US securities benchmarked against the S&P 500 index.

(b)	This category consists of a portfolio of US securities benchmarked against the Russell 2000 index.

(c)	This category consists of two international mutual funds benchmarked against the MSCI EAFE index.

(d)	This category is comprised of global equity index mutual funds associated with the UK-based pension plans.

(e)	This category consists of one pooled balanced fund associated with the Canadian plan comprised of 60% equities and 40% fixed income/cash.

(f)

This category consists of a portfolio of domestic fixed income securities benchmarked against the Barclays Capital Aggregate Bond Index, with the majority of the portfolio comprised of BAA and A-rated corporate bonds.

(g)	This category consists of an actively-managed bond mutual fund comprised of domestic investment-grade debt, fixed-income derivatives, and below investment-grade issues.

(h)	This category consists of US asset backed securities, municipal bonds, and convertible debt.

(i)	These categories consist of bond mutual funds for institutional investors associated with plans in Switzerland, Norway, and the UK.

(j)

These categories consist of bond index mutual funds for institutional investors in the UK aiming to capture the returns of the iBoxx and Non-Gilt indices for corporates and the FTSE A index for government bonds (gilts).

(k)

This category consists of a guaranteed investment contract (GIC) in Switzerland. Amounts contributed to the plan are guaranteed by a foundation for occupational benefits that in turn entered into a group insurance contract and the foundation pays a guaranteed rate of interest that is reset annually.

(l)	This category consists of real estate investment trusts in Switzerland and Norway.

Valuation

Equity securities and exchange-traded equity and bond mutual funds are valued using a market approach based on the quoted market prices of identical instruments. Pooled institutional funds are valued at their net asset values (NAVs) and are calculated by the sponsor of the fund.

Fixed income securities are primarily valued using a market approach utilizing various underlying pricing sources and methodologies. Real estate investment trusts are priced at net asset value based on valuations of the underlying real estate holdings using inputs such as discounted cash flows, independent appraisals, and market-based comparable data.

Cash balances in the US are held in a pooled fund and classified as a Level 2 asset. Non-US cash is valued using a market approach based on quoted market prices of identical instruments.

The following table presents a reconciliation of Level 3 assets held during the year ending December 31, 2009:

	Insurance Contracts	Corporate Bonds	Real Estate	Total

Beginning Balance at December 31, 2008	$6,936	$1,765	$1,146	$9,847

Actual return on plan assets:
Relating to assets still held at the reporting date	128	22	65	215
Relating to assets sold during the period	—	36	—	36
Purchases, sales, and settlements	840	39	(145)	734
Transfers in and/or out of Level 3	—	(1,380)	—	(1,380)
Foreign Currency Translation Adjustment	258	—	—	258

Ending Balance at December 31, 2009	$8,162	$482	$1,066	$9,710

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	EMD Subsidy Receipts	Total

2010	$30,906	$1,841	$(125)	$32,622
2011	33,431	1,986	(142)	35,275
2012	34,172	2,076	(161)	36,087
2013	35,324	2,132	(181)	37,275
2014	37,407	2,215	(199)	39,423
2015 - 2019	206,621	11,787	(1,289)	217,119

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $2.6 million, $2.6 million, and $3.0 million in 2009, 2008, and 2007, respectively.

17. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $29.2 million in 2009, $29.0 million in 2008, and $21.3 million in 2007.

At December 31, 2009, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitment

2010	$22,564
2011	22,499
2012	19,296
2013	16,982
2014	15,490
Thereafter	51,069

Total	$147,900

18. INDUSTRY SEGMENTS

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products including valves, pumps, motors, generators, instrumentation, and control electronics for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and mission-critical embedded computing products and sensors our mainly for the aerospace and defense industries. Metal Treatment provides various metallurgical services, principally shot peening, coatings, and heat treating. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working. The prior year periods have been adjusted for the transfer of the Indal Technologies business unit from the Motion Control segment to the Flow Control segment, accordingly all segment data has been modified.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chairman and CEO.

During 2009, 2008, and 2007, the Corporation had no direct defense customer or commercial customer representing more than 10% of consolidated revenue.

Consolidated Industry Segment Information: (In thousands)	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate and Other (1)	Consolidated

Year Ended December 31, 2009:

Revenue from external customers	$985,172	$621,038	$203,480	$1,809,690	$—	$1,809,690
Intersegment revenues	29	3,894	1,377	5,300	(5,300)	—
Operating income (expense)	92,721	80,949	19,891	193,561	(24,242)	169,319
Depreciation and amortization expense	35,582	25,210	14,473	75,265	1,216	76,481
Segment assets	1,099,960	771,355	232,658	2,103,973	38,068	2,142,041
Capital expenditures	43,781	11,816	16,853	72,450	2,082	74,532

Year Ended December 31, 2008:

Revenue from external customers	$971,744	$594,376	$264,020	$1,830,140	$—	$1,830,140
Intersegment revenues	32	4,622	924	5,578	(5,578)	—
Operating income (expense)	102,394	60,359	52,142	214,895	(18,333)	196,562
Depreciation and amortization expense	35,104	23,882	14,176	73,162	1,089	74,251
Segment assets	984,753	772,675	235,413	1,992,841	49,189	2,042,030
Capital expenditures	64,795	18,002	19,436	102,233	750	102,983

Year Ended December 31, 2007:

Revenue from external customers	$790,328	$546,957	$254,839	$1,592,124	$—	$1,592,124
Intersegment revenues	—	597	1,103	1,700	(1,700)	—
Operating income (expense)	77,403	60,910	50,880	189,193	(10,009)	179,184
Depreciation and amortization expense	29,155	19,954	13,386	62,495	204	62,699
Segment assets	970,368	697,272	234,978	1,902,618	82,942	1,985,560
Capital expenditures	21,189	15,212	16,171	52,572	1,861	54,433

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

Reconciliations (In thousands) December 31,	2009	2008	2007

Revenues:
Total segment revenue	$1,809,690	$1,830,140	$1,592,124
Intersegment revenue	5,300	5,578	1,700
Elimination of intersegment revenue	(5,300)	(5,578)	(1,700)

Total consolidated revenues	$1,809,690	$1,830,140	$1,592,124

Earnings before taxes:
Total segment operating income	$193,561	$214,895	$189,193
Corporate and administrative	(24,242)	(18,333)	(10,009)
Other income, net	1,006	1,585	2,369
Interest expense	(25,066)	(29,045)	(27,382)

Total consolidated earnings before tax	$145,259	$169,102	$154,171

Assets:
Total assets for reportable segments	$2,103,973	$1,992,841	$1,902,618
Pension assets	—	—	73,914
Non-segment cash	4,460	5,988	2,306
Other assets	33,608	43,201	6,722

Total consolidated assets	$2,142,041	$2,042,030	$1,985,560

The following table presents geographical information of the Corporation’s revenues and property, plant, and equipment based on the location of the customer and the assets, respectively:

(In thousands) December 31,	2009		2008		2007

	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets

Geographic Information:
United States of America	$1,283,174	$285,392	$1,328,071	$262,925	$1,115,779	$211,789
United Kingdom	104,606	46,384	164,409	42,563	144,031	59,839
Canada	63,644	32,405	62,437	30,096	64,110	33,967
Other foreign countries	358,266	36,968	275,223	28,448	268,204	24,062

Consolidated total	$1,809,690	$401,149	$1,830,140	$364,032	$1,592,124	$329,657

19. CONTINGENCIES AND COMMITMENTS

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.3 million. See Note 15 for further information.

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2009, 2008, and 2007, the Corporation had contingent liabilities on outstanding letters of credit of $47.3 million, $54.0 million, and $40.0 million, respectively.

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003. The Corporation has recorded a $6.5 million reserve related to the lawsuit and intends to appeal the verdict. In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award. The Plaintiff has filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision. In November of 2009, the Supreme Court of New Jersey granted Plaintiff’s Petition for Certification. Both parties are awaiting a date for oral argument before the Supreme Court of New Jersey.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive loss as of December 31, 2009 and 2008 consisted of:

(In thousands) 2009	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount

Foreign currency translation adjustments	$28,526	$(1,869)	$26,657
Pension and postretirement adjustments:
Net actuarial loss	(65,874)	24,870	(41,004)
Prior service cost	(8,322)	3,064	(5,258)

Total pension and postretirement adjustments	(74,196)	27,934	(46,262)

Accumulated other comprehensive loss	$(45,670)	$26,065	$(19,605)

(In thousands) 2008	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount

Foreign currency translation adjustments	$(12,060)	$2,121	$(9,939)
Pension and postretirement adjustments:
Net actuarial gain	(95,586)	35,725	(59,861)
Prior service cost	(4,385)	1,634	(2,751)

Total pension and postretirement adjustments	(99,971)	37,359	(62,612)

Accumulated other comprehensive loss	$(112,031)	$39,480	$(72,551)

Other comprehensive income (loss) for the periods ending December 31, 2009, 2008 and 2007 were as follows:

(In thousands) 2009	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$40,586	$(3,990)	$36,596
Pension and postretirement adjustments:
Net actuarial loss	29,712	(10,855)	18,857
Prior service cost	(3,937)	1,430	(2,507)

Total pension and postretirement adjustments	25,775	(9,425)	16,350

Other comprehensive income	$66,361	$(13,415)	$52,946

(In thousands) 2008	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$(84,951)	$6,208	$(78,743)
Pension and postretirement adjustments:
Net actuarial gain	(138,550)	52,040	(86,510)
Prior service cost	(1,260)	457	(803)

Total pension and postretirement adjustments	(139,810)	52,497	(87,313)

Other comprehensive loss	$(224,761)	$58,705	$(166,056)

(In thousands) 2007	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$27,636	$(1,702)	$25,934
Pension and postretirement adjustments:
Net actuarial gain	18,613	(7,071)	11,542
Prior service cost	99	(54)	45

Total pension and postretirement adjustments	18,712	(7,125)	11,587

Other comprehensive income	$46,348	$(8,827)	$37,521

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth

2009
Net sales	$423,792	$447,371	$435,750	$502,777
Gross profit	135,760	144,582	142,315	172,874
Net earnings	15,805	24,454	20,115	34,847
Earnings per share:
Basic earnings per share	$0.35	$0.54	$0.44	$0.77
Diluted earnings per share	0.35	0.54	0.44	0.76
Dividends per share	0.08	0.08	0.08	0.08

2008
Net sales	$433,379	$453,464	$435,699	$507,598
Gross profit	138,469	157,234	147,791	172,585
Net earnings	21,779	27,077	27,523	33,011
Earnings per share:
Basic earnings per share	$0.49	$0.61	$0.61	$0.74
Diluted earnings per share	0.48	0.60	0.60	0.73
Dividends per share	0.08	0.08	0.08	0.08

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

Deloitte & Touche LLP, independent auditors, performed an audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2009. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2009.

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
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Parsippany, New Jersey

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EST Group, Inc., Nu-Torque, and Skyquest Systems Ltd. (collectively the “Acquired Businesses”) which were acquired during the year ended December 31, 2009 and whose financial statements constitute 3.5% of total assets, 0.1% of equity, 1.3% of revenues, and 1.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2009, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. as of December 31, 2009 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed in Note 2 to the consolidated financial statements, the Corporation acquired EST Group Inc., Nu-Torque, and Skyquest Systems LTD., during the year ended December 31, 2009. These acquisitions with combined assets, equity, current year revenues and net income at December 31, 2009, represent 3.5%, 0.1%, 1.3% and 1.7%, respectively of the consolidated financial statement amounts, and have been excluded from management’s assessment of internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment, excluding the acquired companies referred to in the third paragraph, management believes that as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2009 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 7, 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

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

10.9

Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.10

Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.11

Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.12

Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.13

Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-Q filed for the quarter ended September 30, 2007) *

10.14

Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2007)*

10.15

Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).*

10.16	Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (filed herewith).*

10.17	Instrument of Amendment No. 16 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (filed herewith).*

10.18	Instrument of Amendment No. 17 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (filed herewith).*

10.19	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001).*

10.20	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005).*

10.21	Instrument of Amendment Nos. 4 through 11 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).*

10.22	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan (filed herewith).*

10.23	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan (filed herewith).*

10.24	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005).*

10.25	Curtiss-Wright Electro-Mechanical Corporation Pension Plan, dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Form 10-K for the year ended December 31, 2002).*

10.26	Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005).*

10.27

Instruments of Amendment Nos. 3 through 6 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.28	Instrument of Amendment No. 7 to the Curtiss-Wright Electro-Mechanical Division Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.29	Instrument of Amendment No. 8 to the Curtiss-Wright Electro-Mechanical Division Pension Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.30	Form of indemnification Agreement entered into by the Registrant with each of its directors (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).

10.31	Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2004 (incorporated by reference to Exhibit (10)(xviii) to Form 10-K for the year ended December 31, 2003).*

10.32	Instrument of Amendment No. 1 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2005).*

10.33	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005). *

10.34	Instrument of Amendment Nos. 4, 5 and 6 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).*

10.35	Instrument of Amendment Nos. 7, 8, 9, and 10 to the Curtiss-Wright Electro-Mechanical Corporation Savings Plan (filed herewith).*

10.36	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.37

Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.38

Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.39

Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.40	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.41	Consulting Agreement, dated April 30, 2009, between the Registrant and Edward Bloom (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 2009).*

10.42	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.43	Curtiss-Wright Corporation Employee Stock Purchase Plan (filed herewith).*

10.44	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

10.45

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.46	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).

10.47

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

10.48	2006 Modified Incentive Compensation Plan (incorporated by reference to Appendix B to Company’s 2006 Definitive Proxy Statement on Schedule 14A filed March 29, 2006). *

10.49	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006). *

10.50	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.51	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006). *

10.52	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.53

Second Amended and Restated Credit Agreement dated as of August 10, 2007 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2008)**

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith).

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Indicates contract or compensatory plan or arrangement

** Confidential treatment has been requested with respect to certain portions of this exhibit consisting of 18 pages pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the Securities and Exchange Commission.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2009, 2008, and 2007
(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period

Deducted from assets to which they apply:

Year-ended December 31,2009
Reserves for inventory obsolescence	$34,283	$12,931	$1,751	(A)	$9,226	(B)	$39,739
Reserves for doubtful accounts and notes	4,824	3,633	66	(A)	4,526	(C)	3,997
Tax valuation allowance	5,375	55	494	(A)	—		5,924

Total	$44,482	$16,619	$2,311		$13,752		$49,660

Year-ended December 31, 2008
Reserves for inventory obsolescence	$30,999	$9,525	$884	(A)	$7,125	(B)	$34,283
Reserves for doubtful accounts and notes	5,347	4,153	(115)	(A)	4,561	(C)	4,824
Tax valuation allowance	—	356	5,019	(A)	—		5,375

Total	$36,346	$14,034	$5,788		$11,686		$44,482

Year-ended December 31, 2007
Reserves for inventory obsolescence	$26,152	$8,449	$3,450	(A)	$7,052	(B)	$30,999
Reserves for doubtful accounts and notes	5,389	2,320	(689)	(A)	1,673	(C)	5,347

Total	$31,541	$10,769	$2,761		$8,725		$36,346

Notes:

(A)	Primarily amounts acquired from business combinations and currency translation adjustments.

(B)	Write-off and sale of obsolete inventory.

(C)	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:	February 23, 2010	By: /s/ Martin R. Benante

Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 23, 2010	By: /s/ Glenn E. Tynan

Glenn E. Tynan
Chief Financial Officer

Date:	February 23, 2010	By: /s/ Glenn Coleman

Glenn Coleman
Controller

Date:	February 23, 2010	By: /s/ Martin R. Benante

Martin R. Benante
Director

Date:	February 23, 2010	By: /s/ S. Marce Fuller

S. Marce Fuller
Director

Date:	February 23, 2010	By: /s/ Allen A. Kozinski

Allen A. Kozinski
Director

Date:	February 23, 2010	By: /s/ Carl G. Miller

Carl G. Miller
Director

Date:	February 23, 2010	By: /s/ William B. Mitchell

William B. Mitchell
Director

Date:	February 23, 2010	By: /s/ John R. Myers

John R. Myers
Director

Date:	February 23, 2010	By: /s/ John B. Nathman

John B. Nathman
Director

Date:	February 23, 2010	By: /s/ William W. Sihler

William W. Sihler
Director

Date:	February 23, 2010	By: /s/ Albert E. Smith

Albert E. Smith
Director