Form 10-K/A
period 2008-12-31
CURTISS WRIGHT CORP
filed 2010-03-19
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 1-134
CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-0612970

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10 Waterview Boulevard, Parsippany, NJ	07054

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 541-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $1 per share	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A

EXPLANATORY NOTE

          In response to comment letters we received from the Securities and Exchange Commission (“SEC”) dated December 1, 2009, January 8, 2010, February 12, 2010, and February 23, 2010 we are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purposes of: (1) amending and restating the disclosure in Part III, Item 11 Executive Compensation, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Annual Report”), filed with the SEC on March 2, 2009, which disclosure was included in our proxy statement (the “2009 Proxy Statement”) for our Annual Meeting of Stockholders held Friday, May 8, 2009, filed with the SEC on March 18, 2009, and incorporated by reference into the Original Annual Report, and (2) re-filing Exhibit 10.46 to the Original Annual Report in Part IV, Item 15(b) Exhibits, to include the exhibits and schedules to Exhibit 10.46. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 11 and Item 15, as amended.

          Except as described above, we have not modified or updated other disclosures presented in the 2009 Proxy Statement or the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

PART III

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

          This Compensation Discussion and Analysis (CD&A) discusses the Company’s compensation philosophy and policies and describes all material elements of compensation awarded in 2008 to Martin R. Benante, Chief Executive Officer, Glenn E. Tynan, Chief Financial Officer, David C. Adams, Co-Chief Operating Officer, David J. Linton, Co-Chief Operating Officer, and Edward Bloom, Vice President. These five individuals are also occasionally referred to collectively hereinafter as the “Named Executive Officers”.

     Oversight of Compensation Program

          The Executive Compensation Committee of the Board of Directors (the “Committee”) establishes the guiding philosophy of the Company’s executive compensation system and oversees management’s efforts to implement that philosophy, including the approval of all elements of compensation paid to the Company’s Chief Executive Officer and recommendations to the Board of Directors for compensation paid to the other Named Executive Officers. The Committee conducts these activities pursuant to provisions contained in the Company’s by-laws and a Committee charter approved by the Board of Directors. The Committee’s Charter is available on the Company’s website at www.curtisswright.com.

          The Committee may select, retain, and determine the terms of engagement for independent compensation and benefits consultants and outside counsel, as needed, to provide independent advice to the Committee with respect to the Company’s current and proposed executive compensation and employee benefit programs. During 2008, the Committee retained Hay Group, Inc. as an independent external compensation consulting firm to advise on executive and director compensation matters including market trends in executive and director compensation, proposals for compensation programs, provide advice and guidance on how to appropriately compensate officers and directors, and other topics as the Committee deemed appropriate. Hay Group is directly accountable to the Committee. Hay Group did not provide any other services to the Company. Although senior management periodically provides executive compensation recommendations to the Committee for consideration and review, the Committee makes independent determinations on all executive compensation issues, considering, among other things, (1) the recommendations of its independent external compensation consultant, (2) information concerning practices at peer companies and other relevant market data, and (3) management’s recommendations. The Company’s Corporate Human Resources Department also supports the Committee’s activities.

     Objectives of the Executive Compensation Program

          The Company bases its executive compensation program on principles designed to align executive compensation with Company business strategy, management initiatives, financial objectives, and performance. The Committee believes that a significant amount of compensation must be linked to the measurable success of the business. A strong link between compensation and individual and Company performance provides incentives for achieving short-and long-term financial and business objectives while providing value to the Company’s shareholders by creating a strong nexus for stock price appreciation and total shareholder returns. The Committee also believes that performance-oriented compensation attracts performance-oriented individuals. The Committee further believes that it must set compensation at levels that will be competitive with the compensation offered by those companies against whom the Company competes for executive talent so that the Company can continue to attract and retain talented and experienced executives.

          In applying these principles, the Committee has established an executive compensation program designed to: (1) attract and retain key executives critical to the success of the Company by offering compensation and benefits (including retirement benefits) that are competitive with industry peers; and (2) motivate executives by providing incentives that focus efforts on the attainment of short-term and strategic long-term performance goals that align with shareholder interests and value.

          In an effort to balance the need to retain executive talent while focusing the executive on the achievement of superior performance and the creation of long-term shareholder value, the Committee adopted a compensation philosophy that contains both fixed and variable (performance based) elements of compensation. Given its commitment to motivating the delivery of superior business results, the Committee favors elements of compensation that closely align with the business results of the Company.

          The Committee believes that a significant amount of total direct compensation (“TDC”) should be based on shareholder equity to align the interests of the Company’s executives with those of the Company’s shareholders. To this end, the Company provides compensation based on stock-price appreciation through stock options, alignment with stock price through time-based restricted stock, and alignment with financial performance through performance-based restricted stock. In addition, the Company provides a long-term cash incentive that is not directly aligned with equity, but incorporates financial drivers of shareholder value.

          The Committee believes the components of the Company’s executive compensation program provide an appropriate mix of fixed and variable pay; balance short-term operational performance with long-term increases in shareholder value; reinforce a performance-oriented environment; and encourage recruitment and retention of key executives. As described in more detail below, the material elements of the Company’s executive compensation program for the Named Executive Officers include a base salary, annual cash incentive opportunity, long-term incentive opportunities, retirement benefits, perquisites and other benefits, and severance protection for certain actual or constructive terminations of the Named Executive Officers’ employment, including change-in-control severance protection. As described in more detail below, the Committee believes that each element of the Company’s executive compensation program helps the Company to achieve the executive compensation objectives noted above.

          Finally, when considering the structure of Named Executive Officers’ compensation, in addition to the guidance above, it is the Committee’s policy to consider the deductibility of executive compensation under applicable income tax rules as one of several factors used to make specific compensation determinations consistent with the goals of the Company’s executive compensation program. Given the highly leveraged compensation philosophy, the Committee believes that the performance based compensation paid to the Company’s five most highly compensated officers should be deductible for federal income tax purposes under Section 162(m) of the Internal Revenue Code of 1976, as amended (the “Code”).

          Determining the Amount and Mix of Compensation

          In determining both the amount and mix of compensation, the Committee, with assistance from its independent external compensation consultant, compared each Named Executive Officer’s TDC to various market data points and peer group data for that Named Executive Officer’s position. For fiscal 2008, the Committee has recommended to the Board of Directors that fixed components of pay such as base salary and certain benefits should be targeted at the 50th (median) to 60th percentile levels of the Company’s relevant market data and peer group. By contrast, the Committee recommends that variable components of pay, such as cash incentives and certain components of long-term incentive grants be linked to aggressive performance measures so that, if these performance measures are achieved, the Company’s executives will receive TDC that approximates the 75th percentile of the Company’s relevant market data and peer group. Thus, a large percentage of the Named Executive Officers’ TDC is significantly at risk. As a result, the Named Executive Officers’ TDC could be either significantly more or less than the median TDC of the Company’s peer group and relevant market data depending on the level of performance attained. For fiscal 2008, the Committee reviewed all components of compensation for each Named Executive Officer, including base salary, annual incentive compensation, long-term incentive compensation, retirement benefits, perquisites and other benefits, and severance protection. Based on this review, the Committee determined that the Named Executive Officers’ total compensation opportunities were competitive, reasonable, appropriate and not excessive.

          For 2008, the TDC of all Named Executive Officers was consistent with the market and peer group data reviewed by the Committee, and did not exceed the 75th percentile of such data. Due to the promotion to co-COO and increased responsibilities of Messrs. Adams and Linton, the Committee decided to increase the base salaries, annual incentives, and long-term incentive target awards to reflect the market data for this new position. Accordingly, Mr. Adams received a 32.2 % increase to TDC, made up of a 27.8% increase in base salary, a 5% increase to the annual incentive target award, and a 10% increase to the long-term incentive target award. Mr. Linton received a 28.0% increase to TDC, made up of a 23.7% increase in base salary, a 5% increase to the annual incentive target award, and a 10% increase to the long-term incentive target award. Prior to these adjustments, Messrs. Adams and Linton were both well below market target TDC. Post adjustment, Messrs. Adams and Linton were within the market target range for TDC. Mr. Benante received an 8.8% base salary increase and a 5% increase in his annual incentive target award, but did not receive an increase in his long term incentive target since this was within market. Both actions were taken in consideration of the overall performance of the Company and Mr. Benante’s leadership in developing and implementing plans to grow the Company organically and in leading the initiative to expand into countries such as China and Austria. Mr. Tynan was also given a base salary increase of 20% and long-term incentive target award increase of 20%; but did not receive an increase in his annual incentive target award since this was within market. These actions were part of a pattern of increases over the past two years to bring Mr. Tynan closer to the Company’s market strategy of pay and reflecting his increasing responsibilities with the Company. Mr. Bloom was not adjusted as his TDC was consistent with market.

     Establishing a baseline for the Executive Compensation Program

          To assist the Committee in establishing executive compensation policies and programs for 2008, the Committee considered compensation and other benefits provided to corporate positions within comparable companies. Specifically, the Committee used published data from surveys from Towers Perrin, Hewitt, and Mercer. This data represents the leading manufacturing companies in the various markets and industries within which the Company competes for talent. One source of data, the peer group, is representative of competitors with similar product lines and in the same markets and industries. Peer group performance is also used as a relative measure for some long-term incentive plan metrics. In 2004, the Committee, with guidance from its compensation consultant and members of senior management, selected the peer group, which is set forth below, based upon consideration of three separate subgroups using different selection criteria. The first criterion incorporated organizations with broad manufacturing operations, similar revenue size, growth, and performance. The second criterion consists of corporations that had historical five-year performance similar to that of the Company. The third criterion called for the selection of corporations that utilized strategic acquisitions as a driver of high growth over the past five years. The Committee then agreed on a cross-section of the three subgroups to form the Company’s overall peer group. The final peer group selected by the Committee consists of the following companies1:

AAR Corp.	Ametek, Inc.
Crane Co.	Circor International
DRS Technologies	Enpro Industries
Esterline	Gibraltar Industries
Hexcel Corp.	IDEX Corp
MOOG, Inc	Parker Hannifin
Precision Castparts	Quanex Corp
Teledyne Technologies	Tredegar Corp
Triumph Group, Inc.

The Committee’s policy is to review the composition of the peer group with its compensation consultant periodically and to adjust the members of the group in response to changes in the characteristics of the Company and/or members of the peer group. In addition to the peer group data provided by the Committee’s compensation consultant, the Company also considers additional relevant market data, representing a broader and larger labor market in which the Company competes for executives, including executive compensation surveys provided by major consulting firms. The Committee’s compensation consultant also provides additional market analysis using proprietary survey data. In establishing executive compensation, the Committee considers all of these sources of data with an emphasis placed on the most comprehensive and reliable to fit the structure and positions of the Company.

Equity Ownership and Other Requirements for Senior Executives

          To further align the linkage between the interests of the Named Executive Officers and those of its shareholders, the Company requires the Named Executive Officers to use the shares obtained through its long-term incentive plans (except pre-2005 stock option grants) as discussed further below (current plans began in 2006) to establish a significant level of direct share ownership. All share-based long-term incentive plan grants, including any vested stock options (post-2005 grants) are subject to the Guidelines and 50% of the net proceeds of a stock option exercise (current market value of shares exercised less the costs of exercise) must be retained in Company stock. The Company’s Stock Ownership Guidelines (the “Guidelines”) require the CEO and all other Named Executive Officers to own Company stock denominated as a multiple of their annual salaries as follows: five times annual salary for the CEO and three times annual salary for other Named Executive Officers. Given the performance-based variability in the ultimate value of the performance-based stock, there is no fixed timeframe to achieve the Guidelines. However, until the Guidelines are satisfied, the Named Executive Officers are only permitted to sell a sufficient amount of shares to satisfy the cost of sale and taxes. Once the ownership thresholds are fully met and maintained, the holding limits are removed on any and all earned and vested shares above the threshold. Shares owned outside the Company grants of equity are not subject to these holding restrictions but count toward the total amount of equity held. If a Named Executive Officer leaves the Company for any reason, the Guidelines immediately lapse. The compensation consultant for the Committee reviewed these Guidelines in 2006 and determined them to be fair and consistent with the competitive practice of the Company’s peer group and general industry, while ensuring good corporate governance.

[1]	Two of the original companies have since been acquired and no longer appear on the list: Aviall and EDO.

          The Committee reviews Named Executive Officer holdings annually in advance of long-term incentive grants and awards. Current market value of earned and purchased shares and the net value of vested and unexercised “in the money” options held (at that time) by the Named Executive Officer are used rather than paid-in value to be consistent with prevailing industry practice. In addition to the Guidelines, in 2005, the Committee implemented a policy that, in the event the Company restates the financial results that form the basis for incentive compensation, the Committee may, in its sole discretion, revoke any award, mandate the return of any payment, make a downward adjustment in any calculation, or reduce the size of any grant resulting from the calculation as it deems appropriate.

          The Company also maintains an insider trading policy for all its employees, including the Named Executive Officers. The policy specifically prohibits employees from engaging in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. This includes “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), and hedging transactions such as zero-cost collars and forward sale contracts. In addition, the policy contains a strict black-out period during which all executive officers are prohibited from trading in the Company’s securities. The black-out period commences two weeks prior to the close of every financial quarter and ends two business days after the issuance of the Company’s earnings release.

               Elements of Compensation

          Base Salary. Base salary is intended to compensate the Named Executive Officers for performance of core job responsibilities and duties. The Company seeks to attract and retain executive talent by offering competitive base salaries. The Company recognizes that similar rates of base salary are almost universally provided at other companies or the general markets with which the Company competes for talent.

          The Committee evaluates executive officer salaries annually and makes recommendations to the Board that reflect competitive market data, the Named Executive Officer’s individual performance, and the core responsibilities within the Company. The Committee also considers the recommendations of its compensation consultant as to the appropriate target salary levels for the Company’s Named Executive Officers and the acceptable range of salaries around that target. As discussed above, the Committee currently targets the Named Executive Officers’ base salaries between the 50th and 60th percentiles of the Company’s relevant market data. For 2008, none of the Named Executive Officers were paid base salary outside this range. The Board of Directors acts upon the recommendations of the Committee as to base salary adjustments for all of the Named Executive Officers except Mr. Benante, whose base salary is established exclusively by the Committee. In determining Mr. Benante’s 2008 base salary, the Committee took into account both Chief Executive Officer data of the relevant market and peer group as well as the performance of Mr. Benante and the Company over the past year, including return on capital, aggregated growth rate, and operating free cash flow.

          Base salary is an essential part of the Company’s executive compensation program because it provides executives with a consistent and predictable level of cash compensation that does not fluctuate with annual performance and is generally market competitive. Keeping base salary at or above market is a key factor in retaining our executives. Base salary relates to other components of the Company’s executive compensation program in that it is included in the formulae used to determine annual incentive compensation, long-term incentive compensation, retirement benefits, severance protection, and change-in-control benefits (each described below).

          Annual Incentive Compensation. Consistent with the principle that the Named Executive Officers should be motivated to achieve results that improve stockholder value, the Company believes that an important portion of the overall cash compensation for the Named Executive Officers be contingent upon the successful achievement of certain annual goals and objectives.

          Annual incentive compensation is an essential part of the Company’s compensation program because it rewards the Named Executive Officers for achievement of short-term corporate and individual performance goals. Unlike base salaries, annual incentive compensation awards should not be predictable and should vary with performance as measured against pre-established goals and objectives. And unlike long-term incentive equity awards, the annual incentive compensation is not necessarily intended to motivate long-term increase in share value, but rather to motivate executives to accomplish annual objectives that supports strong annual operating performance, which should improve stockholder value in the short-term. Annual incentive compensation relates directly to certain other components of the Company’s executive compensation program as well. For example, annual incentive compensation is included in the formulae used to determine some retirement benefits and change-in-control benefits (each described below). The actual annual payment of incentive compensation does not directly influence the Committee decisions with respect to current base salary, equity compensation awards or severance protection.

          For 2008, the Named Executive Officers participated in the 2005 Curtiss-Wright Modified Incentive Compensation Plan (“MICP”) approved by the Company stockholders in May 2006. As discussed above, the Named Executive Officers incentives are targeted at the 75th percentile of the relevant market data, and payout is tied to the attainment of performance goals that approximate a comparable level of performance within the relevant market data. These performance goals are developed through an iterative process including the Company’s five year strategic plan, annual budgeting, and the Company’s compensation structure. Performance targets are established using industry norms, historical trend information, various economic and market data, and profit margins and sales forecasts. Individual goals are developed independently between the respective Named Executive Officer and the CEO, and then presented along with their rationale to the Committee for approval. The CEO’s individual goals are established with the Committee’s input and approval. Individual’s goals are tied to strategic business needs for the coming MICP year.

          In February of each year, Mr. Benante submits his proposed personal goals and objectives to the Committee for that year for discussion and approval. The Committee then reviews these goals and objectives in connection with the Company’s short term objectives as set forth in the Company’s strategic plan. The Committee provides Mr. Benante with his approved goals, which are then flowed down to the other Named Executive Officers as deemed appropriate, and subsequently submitted and approved by the Committee and the Board by March 31st of the performance year. The Committee believes that this approach provides consistency and continuity in the execution of the Company’s short term goals as well as to the accomplishment of the Company’s long-term strategic objectives.

          In regard to the corporate performance goals, the Committee reviews a number of performance measures such as: operating income, net earnings or net income (before or after taxes); earnings growth; earnings per share; net sales (including net sales growth); gross profits or net operating profit; cash flow (including, but not limited to, operating cash flow, free cash flow, cash flow return on capital, cash conversion on earnings); revenue growth; attainment of strategic or operational initiatives; cost containment or reductions; and individual goals directly related to business performance. Any performance measure may be used to measure the performance of the Company and any of its affiliates as a whole, to measure any business unit thereof or any combination thereof, or to measure the performance of any of these compared to the performance of a group of comparable companies, or a published or special index, in each case that the Committee, in its sole discretion, deems appropriate. In no event may awards for participants be increased on a discretionary basis; however, the Committee does have the discretion to decrease the amount of a MICP award paid to any participant under the MICP.

          For 2008, the Committee selected adjusted operating income as the sole financial performance goal for the MICP because it believes this measure is a key indicator of the Company’s year-over-year financial performance. The Committee approves adjustments to the Company’s operating income, including removal of expenses for amortization for certain intangibles as well as the current year’s incentive expense.

          Sixty percent (60%) of the award is based on the attainment of a pre-approved operating income goal and forty percent (40%) is based on the above-mentioned individual performance-based objectives, which may include significant other financial and operating objectives and personal goals. The individual objectives are measurable and weighted as appropriate to their relative importance to the success of the Company. The Committee reviews each Named Executive Officer’s performance against his or her goals and objectives. Each named executive officer is provided a rating between “1” and “5” for each stated goal and objective, with a “3” equating to 100% achievement, while a “5” represents 200% achievement and a “2” represents 50% achievement. A participant is given 0% achievement for a rating of “1”. Each rating is multiplied by its weighting and then averaged for an overall rating. The overall rating is then multiplied against 40% of the named executive officer’s target award to derive a payout.

          In 2008, the target incentive was fixed at 105% of base salary for the Chief Executive Officer or $943,990; 85% for Messrs. Linton and Adams or $389,055 and $362,982, respectively; and 80% for Messrs. Bloom and Tynan or $322,200 and $330,715, respectively (MICP participation also includes a broader group of other management and key employees). Each participant in the MICP is notified early in the plan year of a target incentive award and range of opportunity based on a percentage of the participant’s earned base salary.

          The potential range of value delivered to each participant is based on a threshold performance level below which no incentive is paid, a target level of performance at which the full target incentive is paid, and a maximum performance level at which the maximum incentive is paid. The threshold performance payout level is set at approximately 65% of the target performance payout level and the maximum payout performance level is set at 200% of the target performance level. Payouts are proportional to the participant’s individual performance against his or her pre-established goals and the Company’s performance against its pre-established financial goals.

          In February and March 2008, the Committee reviewed and approved the CEO’s and the other Named Executive Officers’ goals for performance of the Company and their own individual goals.

          For 2008, Mr. Benante’s individual goals and their respective weighting and rating were as follows:

Goal	Weight	Rating

Increased organic growth	30%	4.0

Consolidated profit improvement	25%	4.0

Increased cash flow	25%	5.0

Conduct management training at each division for executives	20%	3.75

          For 2008, Mr. Adams’ individual goals and their respective weighting and rating were as follows:

Goal	Weight	Rating

Profit Improvement	25%	3.3

Improve Cash Flow	25%	3.1

Grow and Position the Controls Business Unit	20%	4.0

Leadership Development	20%	4.0

Technology Development	10%	4.0

          For 2008, Mr. Linton’ individual goals and their respective weighting and rating were as follows:

Goal	Weight	Rating

Financial Improvement – Increased Operating Income and Cash Flow	50%	3.8

Global Expansion	20%	4.0

Improve Leveraged Spending in the Flow Control Business Unit	15%	3.5

HR and Organizational Improvement	15%	4.5

          For 2008, Mr. Bloom’s individual goals and their respective weighting and rating were as follows:

Goal	Weight	Rating

Profit Improvement	25%	3.0

Improve Cash Flow	25%	3.3

Expansion Plans for Metal Treatment Business Unit	25%	4.0

Management Training	15%	4.0

Laser Peening Growth	10%	2.8

          For 2008, Mr. Tynan’s individual goals and their respective weighting and rating were as follows:

Goal	Weight	Rating

Financial Training	25%	4.0

Improve Cash Flow	25%	3.5

Management Development & Succession Planning	25%	4.0

Risk Management Program Development	15%	3.5

Enhancement of FX Hedging Program	10%	3.5

          The 2008 MICP awards were paid early in 2009 based on (i) the financial performance of the Company achieved during 2008, as compared with the targets set, and (ii) achievement of individual objectives for the Named Executive Officers. At the same time, the financial targets are intended to represent achievable goals in order to keep the Named Executive Officers motivated. Threshold payout of 65% of target performance reflects the Committee’s philosophy of paying out only for substantial performance against these targets. Individual objectives, while more subjective, reflect management’s strategy to facilitate short term objectives of profitability and growth. The amounts paid with respect to performance year 2008 reflect the Company’s strong overall operational and financial performance during the year.

          The adjusted operating income (“AOI”) target for 2008 was $244,759,000. The Company exceeded its Corporate AOI target by 35% for a payout at 135% of target. In assessing the Named Executive Officers individual performance, the Committee is provided with detailed quantitative documentation substantiating individual performance against each individual objective. In awarding a rating to each Named Executive Officer, the Committee analyzes this documentation and also takes into account the Company’s overall financial performance and individual assessments from the Chief Executive Officer. In assessing Mr. Benante’s performance against his individual goals, the Committee considered the role Mr. Benante played in selecting and leading the management team in its outstanding 2008 strategic, operational, and financial performance. The Committee considered the improved profitability over budgeted performance while taking into consideration certain non-anticipated events such as the bankruptcy of two large customers, a labor strike of a major customer that reduced demand for the Company’s products, and certain customer program delays. The Committee also attributed the Company’s success to Mr. Benante’s leadership skills through his efforts to develop leaders for the Company in the future. In assessing Mr. Tynan’s performance against his individual goals, the Committee considered the Company’s improved financial performance as well as Mr. Tynan’s role in achieving the Company’s financial results such as by implementing a global foreign currency hedging program, involvement in his departments’ management training and career development, and developing a global risk assessment program for evaluating new markets and locations as the Company continues to expand its global footprint. In assessing Messrs. Linton, Adams, and Bloom performance against their respective individual performance goals, the Committee considered the strategic, operational, and financial performance of their respective business units managed by these Named Executive Officers. The Committee considered the magnitude of the financial improvement in profit and cash flow realized at each individual business unit, the content and quality of the management development programs developed as well as the number of employees trained through the programs, and the extent each business unit executed on their respective expansion plans. In addition, the Committee also considered the extent Mr. Adams developed and implemented plans to improve technology based synergies across business groups, the extent Mr. Linton developed and implemented a respective leverage spend program, and the extent Mr. Bloom developed and implemented plans to grow the sales and profitability associated with the laser peening business. Based on their achievements and corporate performance, the Committee determined that Mr. Benante achieved 162.5% of his individual performance objectives or an overall rating of 4.25; Mr. Linton achieved 145% of his individual performance objectives or an overall rating of 3.9; Mr. Adams achieved 135% of his individual performance objectives or an overall rating of 3.7; Mr. Bloom achieved 125% of his individual performance objectives or an overall rating of 3.5; and Mr. Tynan achieved 140% of his individual performance objectives or an overall rating of 3.8.

MICP Formula

Payout = 40% of Target x Individual Rating + 60% of Target x Company Performance Rating

          Accordingly, based on the above formula, each Named Executive Officers’ individual performance factor, combined with the corporate target, resulted in Mr. Benante receiving a total payout of 31.5% above his target incentive or $1,378,226; Mr. Tynan received a payout of 27% above his target incentive or $453,079; Mr. Bloom received a payout of 13% above his target incentive or $371,336; Mr. Linton received a payout of 24% above his target incentive or $514,525; and Mr. Adams received a payout of 22% above his target incentive or $465,525.

          Long-Term Incentive Program. The Company’s long-term incentive plan (“LTIP”) was designed to ensure the Company’s executive officers and key employees are focused on long-term value creation through equity and cash-based incentive compensation that rewards for longer term (i.e. three years or more) performance. The amounts of grants, as described above, were driven by competitively based compensation data. In 2008, the long-term incentive grants for Named Executive Officers consisted of four components: cash-based performance units, performance-based restricted stock, time-based restricted stock, and non-qualified stock options. The Company chose these four components to balance internal performance considerations, compound annual growth rates and return on capital versus external shareholder considerations, for example, share price. On the one end, non-qualified stock options are purely market based and on the other end cash-based performance units are driven by internal financial measures to the exclusion of stock price movement. The other two components, performance-based restricted stock and time-based restricted stock, bridge those two ends by combining elements of both internal performance and/or tenure with external share price values.

          The performance-based components of the long-term incentive grants are intended to drive behaviors affecting a longer performance timeframe (currently three years) with a goal of increasing the intrinsic value of the Company and improving the results of the business units with which the Named Executive Officers are associated. The target long- term incentive grant value ranges are based upon competitive practice in the Company’s market data and peer group and is managed as a percentage of base salary. Individual grants reflect both market and individual performance. Each component is described in greater detail below.

          All share-based components of the LTIP grant, including stock options, performance-based restricted stock, and time-based restricted stock, are historically approved at the Company’s November Board of Directors meeting. The meeting date for this and all other regularly scheduled Board of Directors and Committee meetings are selected and approved approximately 18 months in advance, at the May Board of Directors meeting in the preceding year. The establishment of a grant date approximately 18 months in advance precludes the ability to “time” grants to coincide with a historically low share price.

          In determining the 2008 LTIP grants, the Committee considered the competitive levels of grants provided to similarly situated executives of the peer group and general industry, the effect that the efforts of the recipients could have on the growth and value of the Company, and their overall contribution to the business. In 2008, the total value of the LTIP grants (the value of non-qualified stock options, time-based restricted stock, performance–based restricted stock, and cash-based performance units combined) granted to the Company’s Named Executive Officers equaled 375% of the salary for the CEO, 250% of the salary for the CFO, 260% for Messrs. Linton and Adams, and 230% for Mr. Bloom. If the Named Executive Officers deliver performance that achieves target levels, these percentages will result in vested values that approximate the 75th percentile of LTIP payments made by the Company’s peer group and general industry for comparable performance. LTIP grant values for the Named Executive Officers were allocated in the following manner: 20% in non-qualified stock options, 30% in performance-based restricted stock, 20% in time-based restricted stock, and 30% in cash-based performance units. The Committee established this allocation with the advice of the independent executive compensation consultant, to align the Named Executive Officers’ long-term interests with stockholder interests while at the same time balancing the need to reward the Named Executive Officers for achieving targeted long-term Company performance and to provide time-based retention grants.

          Long-term incentive compensation does have a relation to the other components of the Company’s executive compensation program in that the Committee looks at TDC in determining market based compensation levels. However, the amount of long-term incentive compensation paid to a Named Executive Officer is not included in retirement calculations. Awards of long-term incentive compensation do vest in the event of a change-in-control (as described below).

          The Company uses a balanced set of LTIP components to balance correctly the multiple interests of shareholders and internal performance. The four components chosen each accomplish a different “mission” in terms of incentivizing Named Executive Officer performance. The four components are:

          Stock Options

          Stock options are an effective tool to focus executives on increasing total shareholder value and returns over the long term by concentrating on key drivers of share price; encourage executives to take reasonable long-term business investment risks by measuring performance over multiple years; and encourage profitable growth and effective use of assets in achieving growth objectives. It is also an effective tool in recruiting and retaining top talent by providing an opportunity to be rewarded for growth in the Company’s market value. Stock options are granted at an exercise price that is 100% of the closing price as reported on the New York Stock Exchange for the Company’s Common Stock on the date of grant. Stock options have a ten-year term and vest in equal amounts over a three-year period. The number of stock option shares granted is calculated by multiplying the total value of the LTIP grant by the percentage of the grant allocated to stock options (20%) and dividing by the stock option value (determined by the Black-Scholes methodology of pricing options).

          Based on the advice of the Company’s independent external executive compensation consultant, a balanced LTIP portfolio consists of 20% of the market based LTIP target (see above) for a Named Executive Officer structured as non-qualified stock options. For example, Mr. Benante’s total LTIP target for 2008 is $3,468,750. Accordingly, 20% of this amount or $693,750 is set aside for the stock option grant. The actual number of shares is determined by taking this value and dividing by the Black Scholes value on the date of grant.

               Performance-Based Restricted Stock (Performance Share Plan-PSP)

          Performance-based restricted stock is also delivered to the Named Executive Officers and focuses management on specific objectives relating to the Company’s three year average annual net income (“NI”) versus budget and three year average annual net income as a percent of sales as compared to the same measure of performance in our peer group. These performance-based restricted stock awards have a three-year performance period and vest upon the conclusion of the performance period, provided performance is within an acceptable range. The target annual net income for the performance period 2006 – 2008 is set forth in the following table:

	2006	2007	2008

Entity	Target	Target	Target

Motion Control	36,000,000	38,000,000	41,000,000
Flow Control	34,000,000	41,000,000	64,000,000
Metal Treatment	24,000,000	30,000,000	35,000,000
Total Corporate	80,000,000	96,000,000	118,000,000

          The number of shares granted is calculated by multiplying the total dollar value of the LTIP grant by the percentage of the grant allocated to the performance-based restricted stock and dividing by 100% of the closing price of the Company’s Common Stock as reported on the New York Stock Exchange on the date of the grant. The first payout for these performance based restricted stock grants shall take place in May 2009.

          Performance-based restricted stock awards can have a value from 0% to 200% of the target grant. A 200% of target payout means achievement of 150% NI versus target and achievement of 90th percentile of NI as a percent of sales versus the Company’s peer group, and a 50% payout results for achievement of 50% NI versus target and achievement of 50th percentile of NI as a percent of sales versus the Company’s peer group. 100% of the grant target is earned for achievement of 100% NI versus target and achievement of 75th percentile of NI as a percent of sales versus the Company’s peer group. Payouts in between these levels are substantially linear. There is no payout for performance below the 50th percentile of the Company’s peer group. Unearned shares are forfeited. No dividends are paid or credited until awards are earned and shares are actually issued for the earned awards. There is no I.R.C. Section 83 (b) elections available for these performance-based restricted stock awards because they are performance based.

          Based on the advice of the Company’s independent external executive compensation consultant, a balanced LTIP portfolio consists of 30% of the market based LTIP target (see above) for a Named Executive Officer structured as PSP. For example, using Mr. Benante’s total LTIP target number above ($3,468,750), 30% of the total LTIP grant or $1,040,625 is set aside for the PSP grant. The calculation of the actual number of PSP shares granted is described above.

          As of the date of this Proxy Statement, the Company is not able to calculate the amount of performance-based restricted stock to be paid to each Named Executive Officer for the performance period 2006-2008 because publicly disclosed information of the performance of the Company’s peer group is not available. In May 2009, a PSP payout was made on the 2005 PSP grants covering performance for the period 2006-2008. The amount of these awards were tied directly to the measures approved and communicated in 2005. The following table sets forth the Company’s three-year average annual net income versus target for the performance period 2006-2008:

	2006			2007			2008
	(in thousands, except %)			(in thousands, except %)			(in thousands, except %)

Entity	Actual	Budget	%	Actual	Budget	%	Actual	Budget	%	Avg. %

Motion Control	42,000	36,000	118.7	45,000	38,000	120.2	45,000	41,000	109.8	116.2
Flow Control	38,000	34,000	113.9	45,000	41,000	109.6	64,000	64,000	99.0	107.5
Metal Treatment	26,000	24,000	106.2	30,000	30,000	100.9	34,000	35,000	95.9	101.0
Total Corporate	84,000	80,000	105.4	103,000	96,000	107.3	118,000	118,000	100.3	104.3

          The measure for NI as a percentage of sales versus the peer group NI as a percentage of sales is expressed as a percentile and performance is shown in the following table:

	2006	2007	2008	Average

Percentile Corporate versus Peers	71.1	69.2	51.7	64.0

          The results of the three year average annual net income versus target and three year average annual net income as a percent of sales as compared to the same measure of performance in the Company’s peer group are then compared to a payout matrix and a payout result (%) is determined. Payout percentages that result are as follows:

	3 YR Avg. NI vs. Budget %	NI as % of Sales vs. Peers	Payout %

Motion Control	116.2%	64.0%	101.28%
Flow Control	107.5%	64.0%	95.09%
Metal Treatment	101.0%	64.0%	89.81%
Total Corporate	104.3%	64.0%	92.66%

          Messrs. Benante and Tynan are tied to the consolidated totals of NI as a percent of targeted NI while Messrs. Bloom, Adams, and Linton are tied to NI as a percent of targeted NI for their respective business units. Since peer proxy data is only available publicly for the consolidated NI and sales data, all participants are tied to consolidated corporate NI as a percent of sales versus the peer group.

          As set forth in the table above, actual performance for the Company as a whole was 104.3% NI as a percent of targeted NI and 64th percentile NI as a percent of sales versus the peer group, resulting in a payout of 92.66% of target for Messrs. Benante and Tynan. Actual performance for the Metal Treatment segment was 101% of NI as a percent of targeted NI resulting in a payout of 89.81% of target for Mr. Bloom; actual performance for the Motion Control segment was 116.2% of NI as a percent of targeted NI resulting in a payout of 101.28% of target for Mr. Adams; and actual performance for the Flow Control segment was 107.5% of NI as a percent of targeted NI resulting in a payout of 95.09% of target for Mr. Linton. Shown below is the PSP payout table for the performance period 2006-2008:

	2006-2008 Target

	US Dollar Value	Number of Shares (1)	Payout %	Payout Shares

Benante	998,000	35,746	92.66%	33,123

Tynan	377,000	13,504	92.66%	12,513

Bloom	273,000	9,778	89.81%	8,782

Adams	470,000	16,834	101.28%	17,050

Linton	272,752	9,770	95.09%	9,291

          (1) Adjusted for stock split after date of grant

               Time-Based Restricted Stock

          Executive officers are granted time-based restricted stock under the 2005 LTIP. The purpose of this restricted stock grant is also two-fold. It provides a vehicle for stock ownership and a means to ensure retention of the individual. These grants vest 100% on the third anniversary of the date of grant. The number of shares granted is calculated by multiplying the total dollar value of the LTIP grant by the percentage of LTIP grant allocated to time-based restricted stock and dividing by 100% of the closing price of the Company’s Common Stock as reported on the New York Stock Exchange on the date of the grant.

          Based on the advice of the Company’s independent external executive compensation consultant, a balanced LTIP portfolio consists of 30% of the market based LTIP target (see above) for a Named Executive Officer structured as time-based restricted stock. For example, using Mr. Benante’s total LTIP target number above ($3,468,750), 30% of the total LTIP grant or $1,040,625 is set aside for the time-based restricted stock grant. The calculation of the actual number of time-based restricted stock granted is described above.

               Non-equity (Cash-Based) Based Performance Units

          Part of the total LTIP takes the form of cash-based performance units. These units tie payout to the Company’s long-term financial performance relating to sales growth and return on capital. The performance units have specific objectives relating to average annual sales growth targets and to average annual return on capital targets of the Company as a whole and its operating segments, as appropriate, over a three-year period.

          Cash-based performance units are an effective tool to drive performance outside of equity market influences that may or may not be related to actual company performance. By utilizing cash-based performance units, the Company balances long-term retention goals for senior management by providing a portion of long-term financial incentives tied to actual Company performance but removed from the fluctuation in stock price performance. Thus, cash-based performance units maintain their incentive value when the Company performs well irrespective of stock market volatility. We further believe that sales growth and a return on capital exceeding the cost of capital are long term drivers of shareholder value.

          In early 2008, an LTIP performance unit payout was made on the 2004 performance unit grants covering performance for the period 2005-2007. The amounts of these awards were tied directly to the measures approved and communicated in 2004. The awards are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”. Awards were based upon achievement of targeted average compound annual growth (“CAG”) of 15% and 12% average return on capital (“ROC”) targets. Messrs. Benante and Tynan are tied to the consolidated totals of CAG and ROC while Messrs. Linton, Adams and Bloom are tied to CAG and ROC for their respective business segments. Actual performance for the Corporation as a whole was 13% CAG and 17% ROC resulting in a payout of 124% of target for Mr. Benante and Mr. Tynan. Actual performance for the Flow Control segment was 25% CAG and 14% ROC resulting in a payout of 143% of target for Mr. Linton; actual performance for the Motion Control segment was 15% CAG and 10% ROC resulting in a payout of 102% of target for Mr. Adams; and the actual performance for the Metal Treatment segment was 13% CAG and 17% ROC resulting in a payout of 124% of target for Mr. Bloom.

          In 2004, the LTIP performance units made up 70% of the total LTIP award. Accordingly, Mr. Benante’s target percentage was 150% of his 2004 base salary of $604,000, which resulted in a cash payment of $786,408; Mr. Tynan’s target percentage was 80% of his 2004 base salary of $260,000, which resulted in a cash payment of $180,544; Mr. Linton’s target percentage was 125% of his 2004 base salary of 320,000, which resulted in a cash payment of $400,400; Mr. Adams target percentage was 45% of his 2004 base salary of $255,000, which resulted in a cash payment of $82,110; and Mr. Bloom’s target percentage was 125% of his 2004 base salary of $296,400, which resulted in a cash payment of $321,594.

          In early 2009, an LTIP performance unit payout was made on the 2005 performance unit grants covering performance for the period 2006-2008. The amounts of these awards were tied directly to the measures approved and communicated in 2005. The awards are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”. Awards were based upon achievement of CAG of 15% and 12% ROC targets. Messrs. Benante and Tynan are tied to the consolidated totals of CAG and ROC while Messrs. Linton, Adams and Bloom are tied to CAG and ROC for their respective business segments. Actual performance for the Corporation as a whole was 18% CAG and 15% ROC resulting in a payout of 128% of target for Mr. Benante and Mr. Tynan. Actual performance for the Flow Control segment was 26% CAG and 15% ROC resulting in a payout of 157% of target for Mr. Linton; actual performance for the Motion Control segment was 13% CAG and 12% ROC resulting in a payout of 95% of target for Mr. Adams; and the actual performance for the Metal Treatment segment was 10% CAG and 18% ROC resulting in a payout of 122% of target for Mr. Bloom.

          In 2005, the LTIP performance unit targets made up a variable amount of the total LTIP award. In 2005, the Named Executive Officers LTIP target awards were evaluated based on market data and analysis from the independent external compensation consultant and adjusted upward to be more reflective of a company the Company’s size. To accommodate the increased target awards, the 2004 LTIP performance unit levels were used and the balance made up of Performance Shares. This resulted in a temporary anomaly in target values for the cash-based performance unit grants. Accordingly, Mr. Benante’s cash-based performance unit target percentage was 93% of his 2005 base salary of $680,000, which resulted in a cash payment of $811,776; Mr. Tynan’s target percentage was 49% of his 2005 base salary of $300,000, which resulted in a cash payment of $186,368; Mr. Linton’s target percentage was 81% of his 2005 base salary of $345,001, which resulted in a cash payment of $439,600; Mr. Adams target percentage was 27% of his 2005 base salary of $300,000, which resulted in a cash payment of $76,475; and Mr. Bloom’s target percentage was 79% of his 2005 base salary of $330,000, which resulted in a cash payment of $316,407.

          Cash-based performance unit payout is tied to a two-axis matrix that defines specific percentage of target payout levels at various level of ROC and CAG performance. Minimum payout is achieved at 9% of ROC and 6% of CAG while maximum (200%) payout is achieved at greater than 24% of CAG and greater than 19% of ROC. Payouts in between these levels are substantially linear.

     Employee Stock Purchase Plan

          The Company’s Named Executive Officers, along with substantially all other full time Company employees, are eligible to participate in the Curtiss-Wright Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to encourage employees of the Company and its subsidiaries to increase their ownership in the Company’s Common Stock. To achieve this purpose, the ESPP provides all participating employees with the opportunity to purchase the Company’s Common Stock through a payroll deduction at a 15% discount of the market value of the stock, unless (i) the employee owns more than 5% of the Company’s Common Stock or (ii) the employee is customarily employed for less than 20 hours per week. The ESPP is offered in six-month “offering periods” commencing on December 1 and July 1. At the end of each offering period, participant contributions are used to purchase a number of shares of common stock (subject to IRS limits), in an amount equal to 85% of the lower of the fair market value of the common stock on the first day of such offering period or the last day of such offering period. An employee who elects to participate in the ESPP will have payroll deductions made on each payday during the six-month period.

          Participants in the ESPP who are required to report their beneficial ownership under Section 16 of the Exchange Act are subject to blackout periods for sales of ESPP shares, which are limited to those periods during which there is a greater possibility that the Company’s insiders are in possession of material insider information, whether or not they are in fact in possession of such information. With respect to each fiscal quarter, the black-out period begins two weeks before the end of a fiscal quarter and ends on (and includes) the second business day after the Company’s earnings are released to the public. Blackout dates may change, as appropriate, from time to time at the discretion of the Board of Directors.

          During 2008, the CEO and three of the other Named Executive Officers participated in the ESPP. Mr. Benante purchased 499 shares of Common Stock under the plan, Mr. Adams purchased 499 shares, Mr. Bloom purchased 499 shares, and Mr. Linton purchased 499 shares.

               Executive Deferred Compensation Plan

          The Named Executive Officers are also eligible to participate in a the Company’s executive deferred compensation plan that allows participants to defer compensation in excess of certain statutory limits that apply to traditional and 401(K) pension plans. Each participant may defer up to 25% of their base salary; 50% of their annual performance bonus, and 50% of the cash portion of their long term cash award. The rate of interest is determined each year according to the average rate on 30-year Treasury bonds for November of the previous calendar year, plus 2.0%. Thus the rate fluctuates annually. The average 30-year Treasury bond rate for November 2007 was 4.52% and money in the Plan earned 6.52% for 2008. Earnings begin accruing upon deposit and are compounded daily. Earnings are posted to the participants account on the final day of each month. See, Deferred Compensation Plans section in this proxy.

               Pension Plans

          Consistent with the Company’s philosophy that compensation should promote the long-term retention of key executives and be competitive with industry peers, the Named Executive Officers also participate in the Curtiss-Wright Corporation Retirement Plan (“Retirement Plan”) and the Curtiss-Wright Corporation Restoration Plan. The Company’s retirement plans integrate other components of the Company’s executive compensation program by generally including base salary and annual incentive compensation in determining retirement plan benefits.

          The Retirement Plan is a tax qualified, defined benefit, trusteed plan. The Retirement Plan is made up of two separate benefits: (1) a traditional, final average pay formula component and (2) a cash balance component. This plan is administered by an administrative committee appointed by the Company. Both plans are non-contributory and most employees participate in one or both of the benefits, including the Named Executive Officers. An eligible employee becomes a participant in the Retirement Plan on the date he or she completes one year of plan service with the Company. One year of plan service means a period of 12 consecutive months, beginning on the employee’s date of hire or on any subsequent January 1, during which the employee completes 1,000 hours of service. A participant becomes a vested participant after completing three (3) years of plan service with the Company. Once a participant vests in their pension benefit they are entitled to a benefit at any time after termination of employment. If they receive payment of their traditional final pay benefit before their normal retirement date at age 65, their benefit will be reduced by 2% for each of the first five years and 3% for each of the next five years that their actual retirement precedes their normal retirement date at age 65. The reduction that applies to the benefit is larger if the participant has elected payment before age 55.

          On September 1, 1994, the Company amended and restated the Retirement Plan, and any benefits accrued as of August 31, 1994 were transferred into the amended Retirement Plan. The Retirement Plan, as amended, provides for an annual benefit at age 65 of 1.5% times the five year final average compensation in excess of social security covered compensation, plus 1% of the highest sixty (60) months final average compensation out of the last one hundred twenty (120) months of service up to social security covered compensation, in each case multiplied by the participant’s years of service after September 1, 1994, not to exceed 35. In addition, a participant earns a cash balance plan pay-based credit equal to 3% of his or her annual compensation. These amounts are credited to a notional cash balance account that grows with interest based on the rates published each December for 30-Year Treasury Bonds.

          The Retirement Plan provides a total retirement benefit equal to the August 31, 1994, accrued benefit, indexed to reflect increases in compensation, as defined by the plan, from that date forward plus the benefit accrued after September 1, 1994 under the amended final average pay formula and the cash balance component.

          As of August 31, 1994, the following monthly pension benefits had been accrued for those employees that participated in the plan prior to the merger in 1994: Mr. Benante, $137 and Mr. Bloom, $2,922. Mr. Linton, Mr. Adams, and Mr. Tynan commenced their employment with the Company after September 1, 1994, and therefore, did not accrue a monthly pension under the Retirement Plan prior to September 1, 1994; however, they, along with the other Named Executive Officers, continue to accrue a benefit under the amended Retirement Plan.

          Under the IRC and applicable regulations, as effective for 2008, the maximum allowable annual benefit under the Retirement Plan is $185,000. The maximum allowable annual benefit is reduced if benefits commence prior to age 62 and increased if benefits commence after age 65. The maximum annual compensation that may be taken into account in the determination of benefits under the Retirement Plan is $230,000. The Company maintains an unfunded, non-qualified Retirement Benefits Restoration Plan (the “Restoration Plan”) under which participants in the Retirement Plan whose compensation or benefits exceed the limits imposed by I.R.C. Sections 401(a) (17) and 415 will receive a supplemental retirement benefit that restores the amount that would have been payable under the Retirement Plan except for the application of such limits. The Restoration Plan is also administered by the administrative committee.

          The Restoration Plan benefits are not funded. In the event of a change in control, the Company has agreed to fund a Rabbi Trust in place through an agreement between the Company and PNC Bank, N.A., dated January 30, 1998, which provides for the payment of the Company’s obligation under the Restoration Plan.

          As a result of the Company providing both a cash balance benefit and a traditional final average pay benefit under the Retirement Plan, the Company does not offer a matching contribution to participants of the Savings and Investment Plan. Most participants can elect to defer up to 75% of his or her annual cash compensation per year on a tax deferred basis subject to the IRS Elective Deferral limit. For 2008, the pre-tax Savings and Investment Plan contribution limit for a highly compensated employee was capped at 6.5%. Participants may also make voluntary contributions up to the limits provided under the IRC on an after tax basis. For 2008, the after-tax Savings and Investment Plan contribution limit for a highly compensated employee was limited to 2.0%.

          During 2007, the Company conducted an analysis of the retirement benefits offered by the Company compared to a significant database of the Executive Compensation Committee’s former advisor, Buck Consultants. This analysis indicated that our pension benefits for Named Executive Officers were in the competitive range, but at the low end. This analysis looked at replacement ratios upon retirement for the companies included in the analysis. Based upon this review, the Committee believes that the Restoration Plan provides benefits that are reasonable and customary and is an essential tool in attracting and retaining quality executive talent.

     Executive Perquisites

          The Named Executive Officers are allowed to participate in the Company’s standard benefit programs that are generally available to other employees, including medical, dental, vision, legal, prescription, life, short-term and long-term disability programs, and employee assistance programs. In addition to these benefit programs, the Named Executive Officers are eligible for executive perquisites that are consistent with market practices and that allow the Named Executive Officers to focus more of their time on achieving the Company’s goals and objectives. The Committee has reviewed and approved the Company’s formal perquisite plans with established limits. Perquisites are reported as taxable income as appropriate for each participating officer and reimbursements are subject to applicable income and employment tax withholding. Perquisites include financial planning and income tax preparation, a Company automobile or automobile allowance, and executive physicals at the Mayo Clinic for the executive and his or her spouse. The external compensation consultant has advised the Committee that the overall level of perquisites the Company provides to its Named Executive Officers is consistent with that of its peers.

     Post-Employment Arrangements and Contracts with Executive Officers

               Severance Agreements

          Pursuant to a policy established by the Company’s Board of Directors in 1977 designed to retain key employees, during 2008 the Company had at-will severance agreements with Messrs. Benante, Adams, Bloom, Linton, and Tynan. In the case of involuntary termination of employment other than termination for cause, failure to comply with the terms and conditions of the agreement, voluntary resignation of employment by the employee, and voluntary retirement by the employee, these agreements provide for the payment of severance pay in an amount equal to one year’s base salary at the time of termination as well as the continued availability of certain employee health and welfare benefits for a period of one year following termination. The agreements provide that such pay and benefits also would be made available in the case of voluntary retirement or termination of employment that is the direct result of a significant change in the terms or conditions of employment, including a reduction in compensation or job responsibilities. At employee option, the severance pay may be received over the two-year period following termination, in which case the employee benefits would continue in effect for the same period. The agreements further provide that the payment of severance pay and the availability of benefits are contingent upon a number of conditions, including the employee’s performance of his or her obligations pursuant to the agreement, specifically to provide consulting services, release the Company from any employment related claims and not compete with the Company for a period of 12 months.

          Change-in-Control Agreements

          Consistent with the Company’s policies designed to retain key employees, the Company also has also entered into change-in-control severance protection agreements with Messrs. Benante, Adams, Bloom, Linton, and Tynan. The agreements with Messrs. Benante, Adams, Bloom, Linton, and Tynan provide for payment of severance pay equal to three times the sum of the executive’s base salary and the greater of (i) the annual target incentive grant in the year the executive is terminated or (ii) the annual incentive paid under the MICP immediately prior to the executive’s termination. These amounts shall be paid in a single lump sum cash payment within ten (10) days after the executive’s termination date. The agreements also call for the continued availability of certain employee benefits for a period of three years following termination of employment.

          The agreements with Messrs. Adams, Bloom, Linton, and Tynan are triggered in the event that (1) there is a change-in-control of the Company, as that term is defined in the agreements and (2) the covered executive’s employment is formally or constructively terminated by the Company within twenty-four months following the change-in-control. Accordingly, if the Company terminates the employment of Messrs. Tynan, Adams, Bloom, or Linton during the two year period following a change-in-control, without “cause” or if Messrs. Tynan, Adams, Bloom, or Linton terminate their employment with the Company with “good reason,” then the Named Executive Officers will be entitled to certain compensation and benefits provided for in the agreement. The agreements define “cause” as (a) a conviction of a felony, (b) intentionally engaging in illegal or willful misconduct that demonstrably and materially injures the Company or (c) intentional and continual failure to substantially perform assigned duties which failure continues after written notice and a 30 day cure period. The agreements also define “good reason” as (a) adverse change in status, title, position, or responsibilities, (b) reduction in salary, (c) relocation of more than 25 miles, (d) the Company’s failure to pay the covered individual in accordance with its compensation policies; or (e) a reduction in benefits. The Committee further considered that a change-in-control of the Company, of necessity, involves a constructive termination of the position of Chief Executive Officer, in that he would inherently be subordinate to the executives of the acquiring entity. Accordingly, Mr. Benante’s agreement provides for the same provisions as stated above and that he may voluntarily terminate his own employment with the Company for any reason after the first year of service, but prior to the end of the second year following a change-in-control, and still obtain the benefits provided under the agreement.

          All change-in-control severance protection agreements provide for the vesting of all benefits accrued through the termination of employment in the Retirement Plan, Restoration Plan, and the LTIP, provided that if vesting under any such plan is not permitted by applicable law an actuarially determined lump sum will be paid in an amount equaling the non-vested benefit under the applicable plan. All change-in-control severance protection agreements further provide that, upon a change in control, any previously granted performance units will be paid on a pro-rata basis (unless the employee is at least 62 years old and has worked for the Company for at least 5 years in which case such performance units will be paid in full) for the period of employment and that previously granted stock options will become fully vested and exercisable. The agreements also provide for a supplemental cash payment to the extent necessary to preserve the level of benefits in the event of the imposition of excise taxes payable by a participant in respect of “excess parachute payments” under Section 280G of the Internal Revenue Code. The severance pay and benefits under the Change-in-Control severance protection agreements are in lieu of any that would be provided under the Company’s at-will severance agreements discussed above.

          The Committee decided to provide these severance and change-in-control agreements to the Named Executive Officers after reviewing data on the practices of peer companies and concluding that providing such severance and change in control protections was necessary to provide an overall compensation package to the executive that is consistent with that offered by the Company’s peers.

               Special Arrangements

          On October 9, 2006, the Company entered into a restricted stock unit agreement with Mr. Linton. Under the terms of the agreement, Mr. Linton received a grant of 33,870 restricted stock units pursuant to the terms and conditions of the LTIP. Each unit is the equivalent of one share of Curtiss-Wright Common Stock. The agreement provides the equivalent of $1,000,000 in value as of the closing price reported on the New York Stock Exchange of Company Common Stock on February 7, 2006, the date the Board of Directors approved the material terms of the agreement to be offered to Mr. Linton.

          The agreement provides for the entire grant to vest on February 6, 2016, provided that Mr. Linton does not voluntarily leave the employ of Curtiss-Wright or is not otherwise terminated for “Cause”, as defined in the agreement. On or prior to December 31, 2015, Mr. Linton may elect to convert said stock units to an equivalent number of shares of Curtiss-Wright Common Stock or defer the conversion of the stock units in accordance with Section 409A of the Internal Revenue Code for a period not greater than five (5) years. The agreement also provides for anti-dilutive adjustments in the event of recapitalization, reorganization, merger, consolidation, stock split, or any similar change and for the immediate vesting and conversion of the stock units upon Mr. Linton’s death or disability and in the event of a Change in Control of Curtiss-Wright.

          On October 23, 2007, the Company entered into an additional restricted stock unit agreement with Mr. Linton on substantially the same terms as Mr. Linton’s October 2006 restricted stock unit agreement providing for a grant of 21,182 restricted stock units at the equivalent of $1,000,000 in value as of the closing price reported on the New York Stock Exchange of Company Common Stock on September 24, 2007, the date the Board of Directors approved the material terms of the agreement to be offered to Mr. Linton. The restricted stock units in Mr. Linton’s 2007 restricted stock unit agreement also vest on February 6, 2016 under the same terms and conditions set forth in his 2006 restricted stock unit agreement.

          On October 12, 2006, the Company entered into a similar agreement with Mr. Adams. Mr. Adams received a grant of 31,948 restricted stock units pursuant to the terms and conditions of the LTIP. Each unit is the equivalent of one share of Curtiss-Wright Common Stock. Mr. Adams’ agreement also provides the equivalent of $1,000,000 in value as of the closing price reported on the New York Stock Exchange of Curtiss-Wright’s Common Stock on September 26, 2006, the date the Board of Directors approved the material terms of the agreement to be offered to Mr. Adams.

          The agreement provides for the entire grant to vest on October 12, 2016 (ten years from the date the agreement was executed), provided that Mr. Adams does not voluntarily leave the employ of Curtiss-Wright or Mr. Adams is not otherwise terminated for “Cause”, as defined in the agreement. On or prior to December 31, 2015, Mr. Adams may elect to convert said stock units to an equivalent number of shares of Curtiss-Wright Common Stock or defer the conversion of the stock units in accordance with Section 409A of the Internal Revenue Code for a period not greater than five (5) years. The agreement also provides for anti-dilutive adjustments in the event of recapitalization, reorganization, merger, consolidation, stock split, or any similar change and for the immediate vesting and conversion of the stock units upon Mr. Adams death or disability and in the event of a Change in Control of Curtiss-Wright.

          On October 23, 2007, the Company entered into an additional restricted stock unit agreement with Mr. Adams on substantially the same terms as Mr. Adams’ existing agreement providing for a grant of 21,182 restricted stock units at the equivalent of $1,000,000 in value as of the closing price reported on the New York Stock Exchange of Company Common Stock on September 24, 2007, the date the Board of Directors approved the material terms of the agreement to be offered to Mr. Adams. The restricted stock units in Mr. Adams’ 2007 restricted stock unit agreement also vest on October 12, 2016 under the same terms and conditions set forth in his 2006 restricted stock unit agreement.

          The Committee and the Board received advice and recommendations from the external compensation consultant prior to implementing these agreements. The Committee believes that the performance of Messrs. Linton and Adams in their current positions and in prior positions makes them attractive candidates for positions at other companies and felt that the agreements were justified by the need to increase the likelihood that both executives would choose to remain employees of the Company over an extended period of time.

          The following table shows the potential incremental value transfer to the Named Executive Officers under various employment related scenarios.

Incremental Value Transfer

	Mr. Benante (a)	Mr. Tynan	Mr. Linton	Mr. Bloom (a)	Mr. Adams

If Retirement or Voluntary Termination Occurred on December 31, 2008 (b)	12,737,442	1,291,456	892,312	6,695,719	970,277
If Termination for Cause Occurred on December 31, 2008 (c)	6,829,945	695,769	478,984	4,122,460	756,622
If Termination Without Cause Occurred on December 31, 2008 (d)	13,662,442	1,788,456	3,298,498	7,105,219	3,286,288
If “Change In Control” Termination Occurred on December 31, 2008 (e)	26,415,008	7,205,524	9,326,890	12,458,540	9,201,876
If Death Occurred on December 31, 2008 (f) (g)	14,335,340	3,034,153	4,642,393	7,297,364	4,563,490

(a) Mr. Bloom is eligible for full retirement, and Mr. Benante was eligible for early retirement as of December 31, 2008. Messrs. Tynan, Linton, and Adams are ineligible for full or early retirement.

(b) Includes (1) intrinsic value of vested options on December 31, 2008, (2) intrinsic value of any unvested/unearned stock options, cash-based performance units, and performance-based shares on December 31, 2008 that would vest after the date of termination or retirement, (3) actual earned (terminations prior to December 31 would be pro-rated) value of current year annual incentive plan payment in the event of retirement, (4) value on measurement date (December 31, 2008) of vested benefit under the Curtiss-Wright Retirement Plan (“Retirement Plan”) and the Curtiss-Wright Restoration Plan (“Restoration Plan”), assuming the executive elects immediate payout.

(c) Includes value on measurement date (December 31, 2008) of vested benefit under the Curtiss-Wright Retirement Plan (“Retirement Plan”) and the Curtiss-Wright Restoration Plan (“Restoration Plan”), assuming the executive elects immediate payout.

(d) Includes (1) intrinsic value of vested options on December 31, 2008, (2) intrinsic value of any unvested/unearned stock options, cash-based performance units, and performance-based shares on December 31, 2008 that would vest after the date of termination for retirement-eligible executives, (3) severance payout, (4) accelerated vesting of retention agreements for Messrs. Linton and Adams, (5) value on measurement date (December 31, 2008) of vested benefit under the Curtiss-Wright Retirement Plan (“Retirement Plan”) and the Curtiss-Wright Restoration Plan (“Restoration Plan”), assuming the executive elects immediate payout.

(e) Includes (1) intrinsic value of vested options on December 31, 2008, (2) change-in-control severance payout, (3) accelerated vesting of retention agreements for Messrs. Linton and Adams, (4) intrinsic value of any accelerated vesting of stock options, cash-based performance units, performance-based shares, and restricted stock on December 31, 2008, (5) actual earned (pro-rated if change-in-control occurs prior to December 31) value of current year annual incentive plan payment, (6) value on measurement date (December 31, 2008) of vested benefit under the Curtiss-Wright Retirement Plan (“Retirement Plan”) and the Curtiss-Wright Restoration Plan (“Restoration Plan”) including additional three years of benefit accrual per change-in-control agreements, assuming the executive elects immediate payout, (6) gross-up payment per change-in-control agreements.

(f) Includes (1) intrinsic value of vested options on December 31, 2008, (2) accelerated vesting of retention agreements for Messrs. Linton and Adams, (3) intrinsic value of any accelerated vesting of stock options, cash-based performance units, performance-based shares, and restricted stock on December 31, 2008, (4) actual earned (pro-rated if termination occurs prior to December 31) value of current year annual incentive plan payment, (5) value on measurement date (December 31, 2008) of vested benefit under the Curtiss-Wright Retirement Plan (“Retirement Plan”) and the Curtiss-Wright Restoration Plan (“Restoration Plan”), assuming the executive elects immediate payout, (6) value of Company-paid basic life insurance policy.

(g) Depending on circumstances of death, all employees may also be eligible for Accidental Death and Dismemberment (AD&D) insurance payment and Business Travel Accident insurance payment.

          The following table sets forth information concerning the total compensation of the chief executive officer, chief financial officer and the other Named Executive Officers of the Company who had the highest aggregate total compensation for the Company’s fiscal year ended December 31, 2008.

Summary Compensation Table (SCT)

	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)(d)	Option Awards ($)(e)	Annual Plan (f)	Long Term Plan (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($)(i)	Total ($)

Martin R. Benante	2008	899,038	0	929,678	720,903	1,378,226	811,776	2,232,094	54,356	7,026,071
Chairman and	2007	815,385	0	313,204	2,112,014	1,219,001	786,408	1,043,449	34,978	6,324,439
Chief Executive	2006	725,769	0	332,676	354,753	1,081,396	778,386	821,281	31,237	4,125,498
Officer

Glenn E. Tynan	2008	413,394	0	407,336	160,932	453,079	186,368	283,706	39,782	1,944,597
Vice President	2007	371,308	0	118,323	110,409	414,937	180,544	134,761	25,932	1,356,214
Finance and Chief	2006	323,539	0	125,667	65,430	354,275	119,196	93,304	26,775	1,108,186
Financial Officer

David J. Linton (j)	2008	457,712	0	652,102	197,427	514,525	439,600	210,171	25,104	2,496,641
Co-Chief	2007	408,558	18,624	263,026	150,401	427,455	400,400	89,650	43,101	1,801,215
Operating Officer;	2006	367,885	0	120,665	110,493	387,660	—	98,254	34,242	1,119,199
Pres., Curtiss-
Wright Flow
Control
Corporation

Edward Bloom	2008	402,750	0	379,378	199,453	371,336	316,407	1,009,866	19,985	2,699,175
V.P.; Pres., Metal	2007	378,369	11,720	111,578	225,783	383,808	321,594	619,698	18,081	2,070,631
Improvement	2006	347,262	0	91,001	541,541	347,046	329,175	521,220	16,037	2,193,282
Company, LLC

David Adams (k)	2008	427,038	0	679,349	319,593	465,525	76,475	311,949	42,671	2,322,600
Co-Chief	2007	378,846	16,677	260,015	104,087	428,334	82,110	147,042	48,314	1,465,425
Operating Officer	2006	329,423	0	182,816	91,491	331,688	70,560	106,398	24,074	1,136,450

(a)	Includes amounts deferred under the Company’s Savings and Investment Plan and Executive Deferred Compensation Plan.

(b)	The amounts in this column represent a discretionary payment made to each of the business unit presidents in 2007.

(c)

Includes grants of performance shares as part of the Company’s Long Term Incentive Plan. The values shown represent the compensation cost of awards over the year 2008 pursuant to the accounting requirements of FAS 123R. Please refer to pages 76-77 of the Company’s Form 10-K for a discussion of the assumptions made relative to the valuation of these grants.

(d)

Includes grants of restricted stock as part of the Company’s Long Term Incentive Plan, as well as restricted stock unit retention grants made to Messrs. Linton and Adams. The values shown represent the compensation cost of awards over the year 2008 pursuant to the accounting requirements of FAS 123R. Please refer to pages 76-77 of the Company’s Form 10-K for a discussion of the assumptions made relative to the valuation of these grants.

(e)

Includes grant of stock options as part of the Company’s Long Term incentive Plan. The values shown represent the compensation cost of awards over the year 2008 pursuant to the accounting requirements of FAS 123R.

(f)

Includes payments made based on the Company’s annual MICP and the maturity of cash-based performance unit grants. Payments are conditioned upon the financial performance of the Company and its subsidiaries.

(g)

Includes the maturity of cash-based performance unit grants made under the Company’s Long-Term Incentive Plan. For the 2008 row, payments are conditioned upon the financial performance of the Company and its subsidiaries during 2006-2008, and were paid in February 2009. For the 2007 row, payments are conditioned upon the financial performance of the Company and its subsidiaries during 2005-2007, and were paid in February 2008. For the 2006 row, payments are conditioned upon the financial performance of the Company and its subsidiaries during 2004-2006, and were paid in February 2007.

(h)

Includes annual change in the actuarial present value of accumulated pension benefits. The aggregate change in the actuarial present value of the accumulated pension benefits was determined using the same amounts required to be disclosed under Item 402(h) (the Pension Benefits table) for 2009 and the amounts that would have been required to be reported for the NEO under Item 402(h) for 2008.

(i)

Includes personal use of company car, payments for executive physicals, financial counseling, premium payments for executive life insurance paid by the Company during the covered fiscal year for term life insurance and accidental death and disability insurance, and unused vacation payout (only for Mr. Adams in 2007).

(j)	Mr. Linton was appointed Co-Chief Operating Officer of the Company on November 17, 2008. Prior to his appointment, Mr. Linton served as Vice President of the Company from May 2004.

(k)

Mr. Adams was appointed Co-Chief Operating Officer of the Company on November 17, 2008. Prior to his appointment, Mr. Adams served as Vice President of the Company from November 2005 and President of Curtiss-Wright Controls, Inc. from June 2005.

          The Company’s executive officers are not employed through formal employment agreements. It is the philosophy of the Committee to promote a competitive at-will employment environment, which would be impaired by lengthy employment arrangements. The Committee provides proper long-term compensation incentives with competitive salaries and bonuses to ensure that senior management remains actively and productively employed with the Company.

          The Company believes perquisites for executive officers should be extremely limited in scope and value and aligned with peer group practices as described earlier. As a result, the Company has historically given nominal perquisites. The below table generally illustrates the perquisites the Company provides to its Named Executive Officers.

          The Company also maintains a policy concerning executive automobiles under which certain officers of the Company are eligible to use Company leased automobiles or receive an equivalent automobile allowance. The Named Executive Officers participate in this program. The participants are taxed on the value of any personal use of their automobiles. The Company maintains the service and insurance on Company leased automobiles. In addition to the Company automobile policy, the Company also provides all executive officers with financial planning and tax preparation services through Wachovia Financial Services. Not all executive officers utilize these services on an annual basis; however, the executives are taxed on the value of the services provided on an annual basis. Finally, all executive officers and their spouses are provided annual physicals through the Mayo Clinic at any one of the clinic’s three locations. The executive is taxed on the value of these services, except for the value of executive physicals for the Named Executive Officers, which are required by the Company.

Perquisites and Benefits Table

		Financial	Executive	Insurance
Name	Automobile(a)	Planning	Physical	Premiums

Martin R. Benante	18,183	8,500	25,369	2,304
Glenn E. Tynan	12,389	8,500	16,589	2,304
David J. Linton	22,800	-0-	-0-	2,304
Edward Bloom	1,308	8,500	7,873	2,304
David Adams	18,630	8,500	13,237	2,304

(a)	Represents the personal use of Company-leased automobiles. Mr. Linton receives an automobile allowance in lieu of a Company-leased automobile.

          The Company’s executive officers are entitled to receive medical benefits, life and disability insurance benefits, and to participate in the Company’s Savings and Investment Plan, Defined Benefit Plan, Employee Stock Purchase Plan, flexible spending accounts, and disability plans on the same basis as other full-time employees of the Company.

          The Company also offers a nonqualified executive deferred compensation plan, in accordance with Section 409A of the Code, whereby eligible executives, including the Named Executive Officers, may elect to defer additional cash compensation on a tax deferred basis. The deferred compensation accounts are maintained on the Company’s financial statements and accrue interest at the rate of (i) the average annual rate of interest payable on United States Treasury Bonds of 30 years maturity as determined by the Federal Reserve Board, plus (ii) 2%. Earnings are credited to executives’ accounts on a monthly basis.

Grants of Plan-Based Awards Table

									All Other Stock Awards: Number of Shares of Stock or Units (#) (e)	All Other Option Awards: Number of Securities Underlying Options (#) (f)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (c)				Estimated Future Payouts Under Equity Incentive Plan Awards (d)

Name	Grant Date	Number of Units	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)

Martin R.	11/15/2008 (a)		$534,188	$971,250	$1,942,500
Benante	11/15/2008 (b)	1,040,625	$655,594	$1,040,625	$2,112,469
	11/15/2008 (b)					17,275	34,550	69,100				$1,040,625
	11/15/2008 (b)								23,033			$693,750
	11/15/2008 (b)									77,342	$30.12	$693,750

Glenn E.	11/15/2008 (a)		$218,680	$397,600	$795,200
Tynan	11/15/2008 (b)	372,750	$234,833	$372,750	$756,683
	11/15/2008 (b)					2,492	12,376	9,968				$372,750
	11/15/2008 (b)								8,251			$248,500
	11/15/2008 (b)									27,704	$30.12	$248,500

David J.	11/15/2008 (a)		$281,160	$511,200	$1,022,400
Linton	11/15/2008 (b)	443,040	$279,115	$443,040	$899,371
	11/15/2008 (b)					2,952	14,710	11,806				$443,040
	11/15/2008 (b)								9,807			$295,360
	11/15/2008 (b)									32,928	$30.12	$295,360

Edward	11/15/2008 (a)		$180,180	$327,600	$655,200
Bloom	11/15/2008 (b)	282,555	$178,010	$282,555	$573,587
	11/15/2008 (b)					2,492	9,381	9,968				$282,555
	11/15/2008 (b)								6,254			$188,370
	11/15/2008 (b)									21,000	$30.12	$188,370

David	11/15/2008 (a)		$268,290	$487,800	$975,600
Adams	11/15/2008 (b)	422,760	$266,339	$422,760	$858,203
	11/15/2008 (b)					7,018	14,036	28,072				$422,760
	11/15/2008 (b)								9,358			$281,840
	11/15/2008 (b)									31,421	$30.12	$281,840

(a)

Values in this row represent the Company’s non-equity based annual Modified Incentive Compensation Plan (MICP), that were approved on November 15, 2008 for performance during fiscal 2009. The incentive threshold, target, and maximum are expressed above as a percentage of base salary on December 31, 2008.

(b)	Values in this row represent grants made under the Company’s Long-Term Incentive Plan on November 15, 2008.

(c)	Represents grants of performance units as part of the Company’s Long-Term Incentive Plan.

(d)	Represents grants of performance shares as part of the Company’s Long-Term Incentive Plan.

(e)	Represents grants of restricted stock as part of the Company’s Long-Term Incentive Plan.

(f)	Represents grants of stock options as part of the Company’s Long-Term Incentive Plan. Number of securities underlying options based on the November 14, 2008 Black-Scholes value of $8.97.

          The Named Executive Officers are paid dividends on restricted stock awards only. These dividends are reinvested into the restricted stock awards and are subject to the same limitations and restrictions as the original restricted stock award. The plan specifically prohibits the re-pricing of options and requires that any equity-based grants be issued based on the closing price of the Company’s Common Stock as reported by the NYSE on the date of the grant.

          The Committee granted stock options, performance units, performance shares, and restricted stock in November 2008 to the Named Executive Officers. The performance units and performance shares will mature in December 2011 and will be paid in early 2012 if the financial goals are attained. The values shown in the table reflect the potential value at a target value of one dollar per unit payable at the end of the three-year performance period and one stock unit convertible into one share of Common Stock if the objectives are attained. The chart also reflects the fact that each stock unit may be worth a maximum of approximately two dollars or two shares if all performance targets are substantially exceeded, or nothing at all if performance thresholds are not met.

          The following table sets forth the outstanding equity awards of the Company’s Named Executive Officers. Some of the grants disclosed below are not yet vested and are subject to forfeiture under certain conditions.

Outstanding Equity Grants at Fiscal Year End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (a)		Market Value of Shares or Units that Have Not Vested ($) (a)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Martin R. Benante	40,024	0		16.28	11/19/2012
	37,036	0		19.08	11/18/2013
	25,368	0		27.96	11/16/2014
	30,000	0		27.92	11/15/2015					35,746	1,193,559	(b)
	46,351	23,176		36.73	11/19/2016	11,435		381,815		5,718	190,924	(c)
	24,272	48,544		54.00	11/16/2017	11,806		394,202		5,903	197,101	(d)
	0	77,342		30.12	11/15/2018	23,033		769,072		34,550	1,153,625	(e)

Glenn E. Tynan	2,072	0		11.93	11/20/2010
	6,780	0		10.93	11/20/2011
	6,008	0		16.28	11/19/2012
	5,672	0		19.08	11/18/2013
	5,824	0		27.96	11/16/2014
	6,888	0		27.92	11/15/2015					13,504	450,899	(b)
	7,231	3,616		36.73	11/19/2016	3,568		119,136		5,352	178,703	(c)
	3,416	6,830		54.00	11/16/2017	3,323		110,955		4,984	166,416	(d)
	0	27,704		30.12	11/15/2018	8,251		275,501		12,376	413,235	(e)

David J. Linton	11,200	0		27.96	11/16/2014
	13,246	0		27.92	11/15/2015					9,770	326,220	(b)
	8,178	4,089		36.73	11/19/2016	4,035		134,729		6,053	202,110	(c)
	4,046	8,090		54.00	11/16/2017	3,936		131,423		5,903	197,101	(d)
	0	32,928		30.12	11/15/2018	9,807		327,456		14,710	491,167	(e)
						33,870	(f)	1,130,919	(f)
						21,182	(f)	707,267	(f)

Edward Bloom	9,374	0		27.96	11/16/2014
	12,270	0		27.92	11/15/2015					9,778	326,487	(b)
	7,670	3,835		36.73	11/19/2016	3,785		126,381		5,677	189,555	(c)
	3,416	6,830		54.00	11/16/2017	3,323		110,955		4,984	166,416	(d)
	0	21,000		30.12	11/15/2018	6,254		208,821		9,381	313,232	(e)

David Adams	2,668	0		16.28	11/19/2012
	3,436	0		19.08	11/18/2013
	3,220	0		27.96	11/16/2014
	3,808	0		27.92	11/15/2015					16,834	562,087	(b)
	7,425	3,712		36.73	11/19/2016	3,664		122,341		5,495	183,478	(c)
	3,808	7,615		54.00	11/16/2017	3,704		123,677		5,556	185,515	(d)
	0	31,421		30.12	11/15/2018	9,358		312,464		14,036	468,662	(e)
						31,948	(f)	1,066,744	(f)
						21,182	(f)	707,267	(f)

(a) Represents unvested restricted stock granted as part of the Company’s Long-Term Incentive Plan. Stock price used to determine value is $33.39, the closing price of Company common stock on December 31, 2008.

(b) Represents cash value of outstanding performance-based share units granted November 15, 2005, as part of the Company’s Long Term Incentive Plan. Stock price used to determine value is $33.39, the closing price of Company common stock on December 31, 2008. Performance-based share units will be earned as common stock early in 2009 contingent upon the extent to which previously established performance objectives are achieved over the three year period ending at the close of business on December 31, 2008.

(c) Represents cash value of outstanding performance-based share units granted November 20, 2006, as part of the Company’s Long Term Incentive Plan. Stock price used to determine value is $33.39, the closing price of Company common stock on December 31, 2008. Performance-based share units will be earned as common stock early in 2010 contingent upon the extent to which previously established performance objectives are achieved over the three year period ending at the close of business on December 31, 2009.

(d) Represents cash value of outstanding performance-based share units granted November 17, 2007, as part of the Company’s Long Term Incentive Plan. Stock price used to determine value is $33.39, the closing price of Company common stock on December 31, 2008. Performance-based share units will be earned as common stock early in 2011 contingent upon the extent to which previously established performance objectives are achieved over the three year period ending at the close of business on December 31, 2010.

(e) Represents cash value of outstanding performance-based share units granted November 15, 2008, as part of the Company’s Long Term Incentive Plan. Stock price used to determine value is $33.39, the closing price of Company common stock on December 31, 2008. Performance-based share units will be earned as common stock early in 2012 contingent upon the extent to which previously established performance objectives are achieved over the three year period ending at the close of business on December 31, 2011.

(f) Represents retention grants of restricted stock units for Mr. Linton and Mr. Adams. Stock price used to determine value is $33.29, the closing price of Company common stock on December 31, 2008.

          The following table sets forth information regarding options exercised and stock vested during calendar year 2008.

Option Exercises and Stock Vested Table

Name	Option Grants		Stock Grants

	Number of Shares Acquired Upon Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired Upon Vesting (#)	Value Realized Upon Exercise ($)

Martin R. Benante	27,126	$1,141,427	0	0
Glenn E. Tynan	0	0	0	0
David J. Linton	0	0	0	0
Edward Bloom	1,000	$27,045	0	0
David Adams	0	0	0	0

     Deferred Compensation Plans

          The following table shows the deferred compensation activity for the Company’s Named Executive Officers during 2008. This table does not include the nonqualified Restoration Plan since these totals are provided separately in the Pension Benefit Table below.

	Nonqualified Deferred Compensation Table

	Executive Contributions in Last Fiscal Year ($) (a)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)		Aggregate Balance at Last Fiscal Year End ($) (b)
Name				Aggregate Withdrawals/ Distributions ($)

Martin R. Benante	89,904	0	85,165	0	1,398,800
Glenn E. Tynan	41,417	0	8,402	35,112	143,456
David J. Linton	200,200	0	32,989	302,511	528,582
Edward Bloom	453,389	0	160,185	0	2,642,615
David Adams	297,926	0	56,918	0	957,387

(a)	Amounts reported in this column represent deferral of salary and incentive payments deferred in 2008, and such amounts are also included in the corresponding columns of the Summary Compensation Table.

(b)	A considerable portion of the aggregate balance represents the deferrals of salary and incentive payments earned and deferred in previous years.

Total Pension Benefit Payable to Executive Officers

          The estimated total pension benefit payable under the Curtiss-Wright Retirement Plan, and the nonqualified Curtiss-Wright Restoration Plan described above in “Pension Plans” to the Company’s Named Executive Officers at retirement age 65 is also described in the following table as a total lump sum payable from each of these plans, based on benefits earned through December 31, 2008. Participants must choose to receive benefits under the Retirement Plan and the Restoration Plan either through annuity payments or as a lump sum

Qualified Pension Benefit Table

Name	Plan Name (a)	Number of Years Credited Service	Present Value of Accumulated Benefit (b) ($)	Payments During Last Fiscal Year ($)

Martin Benante	Curtiss-Wright Corporation Retirement Plan	30	1,741,637	0

Glenn Tynan	Curtiss-Wright Corporation Retirement Plan	9	352,378	0

David Linton	Curtiss-Wright Corporation Retirement Plan	5	153,663	0

Edward Bloom	Curtiss-Wright Corporation Retirement Plan	36	2,143,305	0

David Adams	Curtiss-Wright Corporation Retirement Plan	9	661,880	0

(a)

The Curtiss-Wright Corporation Retirement Plan is a defined benefit pension plan providing qualified retirement benefits to eligible employees of the Curtiss-Wright Corporation. Benefits are based on a formula which takes account of service and the average of the highest five years of a participant’s pay within the last 10 years of employment. Normal retirement is the later of age 65 or three years of service. Unreduced early retirement benefits may be payable if age is greater than 55 and the sum of age and service exceeds 80.

(b)

The present value of the accumulated benefit was determined as of December 31, 2008, the measurement date used for pension disclosure in the Company’s financial statements pursuant to Statement of Financial Accounting Standard Nos. 87 and 158.

Non-Qualified Pension Table

Name	Plan Name (a)	Number of Years Credited Service	Present Value of Accumulated Benefit (b) ($)	Payments During Last Fiscal Year ($)

Martin Benante	Curtiss-Wright Corporation Restoration Plan	30	4,405,448	0

Glenn Tynan	Curtiss-Wright Corporation Restoration Plan	9	343,260	0

David Linton	Curtiss-Wright Corporation Restoration Plan	5	288,084	0

Edward Bloom	Curtiss-Wright Corporation Restoration Plan	36	1,820,117	0

David Adams	Curtiss-Wright Corporation Restoration Plan	9	68,397	0

(a)

The Curtiss-Wright Corporation Restoration Plan is a non-qualified retirement plan established to provide benefits that would have been payable under the Curtiss-Wright Retirement Plan but for the limitations imposed by the provisions of the Internal Revenue Code and Employee Retirement Income Security Act. All participants of the Curtiss-Wright Retirement Plan are eligible to participate in the Restoration Plan. Restoration benefits are payable at the same time and otherwise in accordance with the terms and conditions applicable under the Curtiss-Wright Retirement Plan.

(b)

The present value of the accumulated benefit was determined as of December 31, 2008, the measurement date used for pension disclosure in the Company’s financial statements pursuant to Statement of Financial Accounting Standard Nos. 87 and 158.

          The Plan benefit formula is described earlier. Elements of compensation that are included in the calculation of a benefit are base salary earned and short and long-term cash incentives earned. The Company has not adopted a policy prohibiting special benefits under the plans. However, historically the Company has not provided any additional years of credited service to any participants in the Plan.

COMPENSATION OF DIRECTORS

          The following table sets forth certain information regarding the compensation earned by or granted to each non-employee director who served on the Company’s Board of Directors in 2008. Mr. Benante, the only director who is an employee of the Company, is not compensated for his services as a Board member.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (a)	Stock Grants ($) (b)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Compensation Earnings ($)	All Other Compensation ($) (c)	Total

James B. Busey IV (d)	$17,750	$101,393	—	—	—	$98	$119,241
S. Marce Fuller	$90,100	$48,613	—	—	—	$770	$139,483
Allen A. Kozinski	$80,700	$36,947	—	—	—	$770	$118,417
Carl G. Miller	$75,300	$49,990	—	—	—	$770	$126,060
William B. Mitchell	$81,100	$48,613	—	—	—	$770	$130,483
John R. Myers	$88,700	$48,613	—	—	—	$770	$138,083
John B. Nathman	$89,700	$19,861	—	—	—	$707	$110,268
William Sihler	$83,300	$48,613	—	—	—	$770	$132,683
Albert E. Smith	$77,100	$36,946	—	—	—	$770	$114,816

(a) Represents all fees earned or paid in cash for services as a director, including annual retainer, board meeting fees, and committee chairman retainers paid in cash, stock, or a combination of the two at the election of the Director, and includes amounts deferred.

(b) The values shown represent the compensation cost of annual restricted stock grants pursuant to the accounting requirements of FAS 123R. In 2009, Messrs. Kozinski, Miller, Mitchell, Myers, Nathman, Sihler, Smith, and Ms. Fuller each have received 2,271 shares of restricted common stock as annual stock grant, each having a full fair value of $70,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2008, Messrs. Busey, Kozinski, Miller, Mitchell, Myers, Nathman, Sihler, Smith, and Ms. Fuller each have received 1,224 shares of restricted common stock as annual stock grant, each having a full fair value of $50,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. Additionally, in 2008, Mr. Nathman received 612 shares of restricted stock as an award for newly elected members to the Board of Directors having a full fair value of $25,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2007, Messrs. Busey, Kozinski, Miller, Mitchell, Myers, Sihler, Smith, and Ms. Fuller each have received 1,252 shares of restricted common stock as annual stock grant, each having a full fair value of $50,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. Additionally, in 2007, Mr. Kozinski received 626 shares of restricted stock as an award for newly elected members to the Board of Directors having a full fair value of $25,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2006, Messrs. Busey, Miller, Mitchell, Myers, Sihler, and Ms. Fuller each have received 910 shares of restricted common stock as annual stock grant, each having a full fair value of $50,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2006, Mr. Smith received 760 shares of restricted common stock as an award for newly elected members to the Board of Directors having a full fair value of $25,000 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2003, Mr. Miller received 255 shares of restricted common stock as an award for newly elected members to the Board of Directors having a full fair value of $16,398 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2001, Messrs. Busey, Mitchell, Myers, Sihler, and Ms. Fuller each have received 311 shares of restricted common stock as annual stock grant, each having a full fair value of $15,418 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R. In 2000, Ms. Fuller received 389 shares of restricted common stock as an award for newly elected members to the Board of Directors having a full fair value of $14,940 based on the market value of the common stock on the grant date pursuant to the accounting requirements of FAS 123R.

(c) Represents premium payments paid by the Company during the covered fiscal year for term life insurance and dividends paid on annual restricted common stock grant.

(d) Mr. Busey did not stand for election and thus retired from the Board of Directors as of May 2, 2008, pursuant to the Corporation’s mandatory retirement policy for Directors after reaching age 75.

          Until November 2008, each non-employee director of the Company was paid an annual retainer of $35,500 plus $1,800 for each meeting of the Board of Directors and committees he or she personally attended or participated in by telephone conference call. Effective November 2008, the Board increased the annual retainer to $45,000 in response to data on director compensation at peer companies that indicated that the Company was lagging behind its peers in annual retainer. The Board left the meeting fee unchanged. The chairpersons of the Finance Committee and Committee on Directors and Governance of the Board of Directors are paid an additional annual retainer of $4,000. In November 2008, the Board increased the retainer for the Chairpersons of the Finance Committee and Committee on Directors and Governance to $5,000. The chairpersons of Audit and Executive Compensation Committees of the Board of Directors are paid an additional annual retainer of $8,000. Pursuant to the Company’s 2005 Stock Plan for Non-Employee Directors, the Company’s non-employee Directors may elect to receive their annual retainer and meeting fees in the form of Company Common Stock, cash, or both and may elect to defer the receipt of such stock or cash. Each non-employee Director is also eligible for group term life insurance coverage in the amount of $150,000 for which the Company pays the premiums. The premiums paid on this insurance coverage for each Director is reported as income to the Director. In addition, each Director is also eligible for executive physicals at the Mayo clinic for the Director and his or her spouse, which the Company pays the cost and whose total value for each Director is generally less than $10,000.

          In addition to the annual retainer and meeting fees described above, under the Company’s 2005 Stock Plan for Non-Employee Directors, the Company, acting through the Committee on Directors and Governance has the authority to make equity grants to non-employee Directors. Effective January 1, 2009, each non-employee Director was granted 2,271 shares of restricted Common Stock based on a market value of $70,000 on the grant date. The Company grants each newly-appointed Director upon appointment a grant of restricted Common Stock valued at $25,000 based on the market value of the Common Stock on the grant date with such shares subject to forfeiture based upon failing to remain on the Board for a five year period. In 2005, the Directors adopted a policy that each Director must accumulate a total position in the Company’s Common Stock with a value of three times the annual retainer.

The following report of the Executive Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

Report of Executive Compensation Committee
on 2008 Executive Compensation

          The Executive Compensation Committee of the Board of Directors (the “Committee”) determines the compensation of the Chief Executive Officer and recommends to the full Board the compensation levels for the remaining Named Executive Officers of the Company and all other executive officers of the Company. The Committee also oversees the administration of the Company’s executive compensation programs. To assist in determining the proper levels of compensation for the CEO and the remaining executive officers, the Committee engages an independent executive compensation consultant to provide the Committee with advice on such matters. The Committee is composed entirely of independent Directors, each of whom the Board has determined (i) meets the independence criteria specified by the Securities and Exchange Commission and (ii) applicable sections of the New York Stock Exchange listing standards.

          The Committee is responsible for monitoring and reviewing the compensation programs described in this CD&A. None of the members of the Committee are employees of the Company and may not be employees of the Company. As part of fulfilling its responsibilities, the Committee reviewed and discussed the compensation programs, officer salaries, target grants for fiscal 2008, and this CD&A of this Proxy Statement with management and the Committee’s independent compensation consultant. The Committee discussed and considered the independence of Hay Group with representatives of Hay Group, reviewing as necessary all relationships and services that might bear on the objectivity of Hay Group. The Committee provided Hay Group with full access to the Committee outside the presence of management, and Hay Group was encouraged to discuss any matters they desired with the Committee and/or, if necessary, with the full Board of Directors.

          Based upon the Committee’s review and discussions referred to above, the Committee recommended that the Board of Directors include this CD&A along with all accompanying tables and footnotes in its Annual Proxy Statement for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

EXECUTIVE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
John R. Myers, Chairman
S. Marce Fuller
Dr. Allen A. Kozinski
William B. Mitchell

Compensation Committee Interlocks and Insider Participation

          During fiscal year 2008:

•	None of the members of the Executive Compensation Committee was an officer (or former officer) or employee of the Company;

•

None of the members of the Executive Compensation Committee or any members of their immediate family entered into (or agreed to enter into) any transaction or series of transactions with the Company in which the amount involved exceeded or exceeds $120,000;

•

None of the Company’s executive officers served on the compensation committee (or another board committee with similar functions or, if there was no such committee, the entire board of Directors) of another entity where one of that entity’s executive officers served on the Company’s Executive Compensation Committee;

•	None of the Company’s executive officers was a Director of another entity where one of that entity’s executive officers served on the Company’s Executive Compensation Committee; and

•

None of the Company’s executive officers served on the compensation committee (or another board committee with similar functions or, if there was no such committee, the entire board of Directors) of another entity where one of that entity’s executive officers served as a Director on the Company’s Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes

	1.	The following financial statements were filed as part of Curtiss-Wright Corporation’s Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule
The following financial statement schedule was filed as part of Curtiss-Wright Corporation’s Form 10-K for the fiscal year ended December 31, 2008 filed March 2, 2009:

Schedule II—Valuation and Qualifying Accounts

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

10.46

Second Amended and Restated Credit Agreement dated as of August 10, 2007 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co-Documentation Agents (re-filed herewith).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith).

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*Indicates contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:	March 19, 2010	By: /s/ Glenn E. Tynan

Glenn E. Tynan
Chief Financial Officer