Form 10-K/A
period 2009-12-31
CURTISS WRIGHT CORP
filed 2010-03-19
CIK 26324

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $1.4

The number of shares outstanding of each of the Registrant's classes of Common stock as of January 31, 2010:

Class	Number of shares
Common stock, par value $1 per share	45,812,544

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of amending the disclosure to Exhibit 10.53 in Part IV, Item 15(b) Exhibits, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Annual Report”), filed with the SEC on February 24, 2010. We have decided not to request confidential treatment of certain information contained within the exhibits and schedules to Exhibit 10.53. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 15, as amended.

Except as described above, we have not modified or updated other disclosures presented in the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

INDEX TO FORM 10-K/A

	PART IV	Page

Item 15.	Exhibits, Financial Statement Schedule	1
	Signatures	6

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes

	1.	The following financial statements were filed as part of Curtiss-Wright Corporation’s Form 10-K for the fiscal year ended December 31, 2009 filed February 24, 2010:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule
The following financial statement schedule was filed as part of Curtiss-Wright Corporation’s Form 10-K for the fiscal year ended December 31, 2009 filed February 24, 2010:

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

10.9
Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.10
Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.11
Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.12
Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.13
Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-Q filed for the quarter ended September 30, 2007) *

10.14
Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2007)*

10.15
Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).*

10.16
Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.17
Instrument of Amendment No. 16 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.18
Instrument of Amendment No. 17 to the Curtiss-Wright Corporation Retirement Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.19	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated February 28, 2002 (incorporated by reference to Exhibit (10)(v) to Form 10-K for the year ended December 31, 2001).*

10.20	Instrument of Amendment Nos. 1 and 2 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2005).*

10.21	Instrument of Amendment Nos. 4 through 11 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).*

10.22	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.23	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.24	Instrument of Amendment Nos. 2 and 3 to the Curtiss-Wright Corporation Savings and Investment Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2005).*

10.25	Curtiss-Wright Electro-Mechanical Corporation Pension Plan, dated October 29, 2002 (incorporated by reference to Exhibit (10)(vii) to Form 10-K for the year ended December 31, 2002).*

10.26	Instruments of Amendment Nos. 1 and 2 to the Curtiss-Wright Electro-Mechanical Corporation Pension Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2005).*

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

10.35
Instrument of Amendment Nos. 7, 8, 9, and 10 to the Curtiss-Wright Electro- Mechanical Corporation Savings Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.36	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.37
Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006 (incorporated by reference to Exhibit 10 to Form 10- K for the year ended December 31, 2006 ) *

10.38
Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.39
Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.40	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.41	Consulting Agreement, dated April 30, 2009, between the Registrant and Edward Bloom (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 2009).*

10.42	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.43	Curtiss-Wright Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).*

10.44	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

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

10.53
Second Amended and Restated Credit Agreement dated as of August 10, 2007 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2008)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009)

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2009).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith).

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

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