Form 10-Q
period 2010-03-31
CURTISS WRIGHT CORP
filed 2010-05-06
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

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

Common Stock, par value $1.00 per share, 45,861,565 shares (as of April 30, 2010).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,

	2010	2009

Net sales	$441,775	$423,792
Cost of sales	303,791	288,032
Gross profit	137,984	135,760

Research and development costs	13,838	13,124
Selling expenses	27,820	25,863
General and administrative expenses	65,242	65,630
Operating income	31,084	31,143

Other income, net	152	301
Interest expense	(5,667)	(6,940)

Earnings before income taxes	25,569	24,504
Provision for income taxes	9,234	8,699

Net earnings	$16,335	$15,805

Basic earnings per share	$0.36	$0.35
Diluted earnings per share	$0.35	$0.35

Dividends per share	$0.08	$0.08

Weighted average shares outstanding:
Basic	45,642	44,994
Diluted	46,158	45,466

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)
	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$79,703	$65,010
Receivables, net	421,117	404,539
Inventories, net	299,031	285,608
Deferred tax assets, net	48,227	48,777
Other current assets	30,720	33,567
Total current assets	878,798	837,501
Property, plant, and equipment, net	394,269	401,149
Goodwill	658,228	648,452
Other intangible assets, net	242,904	242,506
Deferred tax assets, net	1,744	1,994
Other assets	10,904	10,439
Total Assets	$2,186,847	$2,142,041

Liabilities
Current Liabilities:
Current portion of long-term debt and short-term debt	$77,633	$80,981
Accounts payable	113,739	129,880
Dividends payable	3,673	–
Accrued expenses	77,153	90,855
Income taxes payable	3,432	4,212
Deferred revenue	159,690	167,683
Other current liabilities	49,195	50,708
Total current liabilities	484,515	524,319
Long-term debt	434,098	384,112
Deferred tax liabilities, net	22,530	25,549
Accrued pension and other postretirement benefit costs	125,966	120,930
Long-term portion of environmental reserves	18,369	18,804
Other liabilities	37,690	41,570
Total Liabilities	1,123,168	1,115,284
Contingencies and Commitments (Note 13)

Stockholders' Equity
Common stock, $1 par value	48,394	48,214
Additional paid-in capital	117,983	111,707
Retained earnings	993,252	980,590
Accumulated other comprehensive loss	(3,172)	(19,605)
	1,156,457	1,120,906
Less: Cost of treasury stock	(92,778)	(94,149)
Total Stockholders' Equity	1,063,679	1,026,757
Total Liabilities and Stockholders' Equity	$2,186,847	$2,142,041

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$16,335	$15,805
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	19,510	19,033
Net loss on sale of assets and disposals of long-lived assets	36	157
Gain on bargain purchase	–	(2,091)
Deferred income taxes	2,051	912
Share-based compensation	2,497	3,545
Change in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables	(24,478)	14,086
Increase in inventories	(11,868)	(10,266)
Increase (decrease) in progress payments	3,458	(4,130)
Decrease in accounts payable and accrued expenses	(27,138)	(57,281)
Decrease in deferred revenue	(7,993)	(8,875)
Increase (decrease) in income taxes payable	3,770	(1,925)
Increase in net pension and postretirement liabilities	6,486	2,903
Increase in other current and long-term assets	(1,165)	(422)
Decrease in other current and long-term liabilities	(4,500)	(4,536)
Total adjustments	(39,334)	(48,890)
Net cash used for operating activities	(22,999)	(33,085)
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	474	82
Acquisitions of intangible assets	(1,486)	(136)
Additions to property, plant, and equipment	(10,878)	(16,632)
Acquisition of businesses, net of cash acquired	(1,153)	(45,540)
Net cash used for investing activities	(13,043)	(62,226)
Cash flows from financing activities:
Borrowings on debt	141,000	291,000
Principal payments on debt	(94,372)	(195,016)
Proceeds from exercise of stock options	5,192	3,943
Excess tax benefits from share-based compensation	30	22
Net cash provided by financing activities	51,850	99,949
Effect of exchange-rate changes on cash	(1,115)	(938)
Net increase in cash and cash equivalents	14,693	3,700
Cash and cash equivalents at beginning of period	65,010	60,705
Cash and cash equivalents at end of period	$79,703	$64,405
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$–	$50,913
Additional consideration paid on prior year acquisitions	1,153	540
Liabilities assumed from current year acquisitions	–	(3,822)
Gain on bargain purchase	–	(2,091)
Acquisition of businesses, net of gain	$1,153	$45,540

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock

December 31, 2008	$47,903	$94,500	$899,928	$(72,551)	$(103,018)
Net earnings	–	–	95,221		–
Pension and postretirement adjustment, net	–	–	–	16,350	–
Foreign currency translation adjustments, net	–	–	–	36,596	–
Dividends paid	–	–	(14,559)	–	–
Stock options exercised, net	311	6,085	–	–	4,727
Share-based compensation	–	11,431	–	–	3,833
Other	–	(309)	–	–	309
December 31, 2009	$48,214	$111,707	$980,590	$(19,605)	$(94,149)
Net earnings	–	–	16,335		–
Pension and postretirement adjustment, net	–	–	–	714	–
Foreign currency translation adjustments, net	–	–	–	15,719	–
Dividends declared	–	–	(3,673)	–	–
Stock options exercised, net	180	4,345	–	–	805
Share-based compensation	–	2,165	–	–	332
Other	–	(234)	–	–	234
March 31, 2010	$48,394	$117,983	$993,252	$(3,172)	$(92,778)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation with its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 58 manufacturing facilities and 66 metal treatment service facilities.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright Corporation and its majority-owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, estimates for warranty reserves, and future environmental costs. Actual results may differ from these estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2009 Annual Report on Form 10-K, as amended.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

RECENTLY ISSUED ACCOUNTING STANDARDS

ADOPTION OF NEW STANDARDS

Improving Disclosures About Fair Value Measurements
In February 2010, new guidance was issued which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  In addition, employers’ disclosures about postretirement benefit plan assets are required to disclose classes of assets instead of major categories of assets.  The new guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, and issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the guidance requires us to provide additional disclosures.  See Footnote 6 for additional information.

Amendments to Certain Recognition and Measurement Requirements
In February 2010, new guidance was issued to provide certain recognition and disclosure requirements surrounding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, by requiring U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The new guidance was effective upon issuance.  In accordance with this guidance, the Corporation has determined no subsequent events have occurred that would require adjustment to or additional disclosure in its consolidated financial statements.

STANDARDS ISSUED BUT NOT YET EFFECTIVE

Revenue Arrangements with Multiple Deliverables
In September 2009, new guidance was issued on revenue arrangements with multiple deliverables.  The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for undelivered items, establishes a selling price hierarchy to help entities allocate arrangement consideration to separate units of account, requires the relative selling price allocation method for all arrangements, and expands required disclosures.  The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

Certain Revenue Arrangements That Include Software Elements
In September 2009, new guidance was issued on certain revenue arrangements that include software elements. The new guidance amended past guidance on software revenue recognition to exclude from scope all tangible products containing both software and non-software elements that function together to interdependently deliver the product’s essential functionality. The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RECENT DEVELOPMENTS

U.S. Health Care Legislation
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”) were signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits at least as actuarially equivalent to the corresponding benefits provided under Medicare Part D.

The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA 2003”). The Corporation has been receiving the federal subsidy since the 2006 tax year related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MMA 2003, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax to the individual.

Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under the general standards of accounting, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. As a result, management recognized a non-cash charge of approximately $0.8 million in the quarter ended March 31, 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

2.           RECEIVABLES

Receivables at March 31, 2010 and December 31, 2009 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	March 31, 2010	December 31, 2009
Billed Receivables:
Trade and other receivables	$260,754	$264,191
Less: Allowance for doubtful accounts	(3,649)	(3,997)
Net billed receivables	257,105	260,194
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	188,730	163,115
Less: Progress payments applied	(24,718)	(18,770)
Net unbilled receivables	164,012	144,345
Receivables, net	$421,117	$404,539

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31, 2010	December 31, 2009
Raw material	$139,337	$131,108
Work-in-process	69,668	67,351
Finished goods and component parts	83,292	84,674
Inventoried costs related to U.S. Government and other long-term contracts	56,044	53,597
Gross inventories	348,341	336,730
Less: Inventory reserves	(40,417)	(39,739)
Progress payments applied, principally related to long-term contracts	(8,893)	(11,383)
Inventories, net	$299,031	$285,608

4.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2009	$308,051	$311,546	$28,855	$648,452
Goodwill from 2010 acquisitions	−	−	−	−
Change in estimate to fair value of net assets acquired in prior year	−	(2,034)	−	(2,034)
Additional consideration of prior years’ acquisitions	−	−	−	−
Other adjustments	−	−	−	−
Currency translation adjustment	1,074	10,841	(105)	11,810
March 31, 2010	$309,125	$320,353	$28,750	$658,228

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.  There were no acquisitions of businesses during the first quarter of 2010.

As of January 1, 2010, the Corporation’s Canadian entity changed its functional currency from the U.S. dollar to the Canadian dollar. The nature of this operation's cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency. In accordance with the guidance on foreign currency translation, an adjustment of $13.4 million, attributable to current-rate translation, was recorded to goodwill.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.           OTHER INTANGIBLE ASSETS, NET

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

	(In thousands)
March 31, 2010	Gross	Accumulated Amortization	Net
Technology	$140,526	$(47,275)	$93,251
Customer related intangibles	178,034	(58,952)	119,082
Other intangible assets	39,840	(9,269)	30,571
Total	$358,400	$(115,496)	$242,904

	(In thousands)
December 31, 2009	Gross	Accumulated Amortization	Net
Technology	$135,879	$(44,051)	$91,828
Customer related intangibles	174,884	(54,614)	120,270
Other intangible assets	38,887	(8,479)	30,408
Total	$349,650	$(107,144)	$242,506

The following table presents the changes in the net balance of intangibles assets during the three months ended March 31, 2010.

	(In thousands)
	Technology, net	Customer Related Intangibles, net	Other Intangible Assets, net	Total
December 31, 2009	$91,828	$120,270	$30,408	$242,506
Acquired during 2010	1,466	−	−	1,466
Amortization expense	(2,340)	(3,298)	(821)	(6,459)
Change in estimate to fair value of net assets acquired in prior year	−	−	−	−
Net currency translation adjustment	2,297	2,110	984	5,391
March 31, 2010	$93,251	$119,082	$30,571	$242,904

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.  The Corporation acquired a patent during the first quarter of 2010.

As of January 1, 2010, the Corporation’s Canadian entity changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operations cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $5.5 million, attributable to current-rate translation, was recorded to intangible assets.

6.           DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses financial instruments, such as forward foreign exchange and currency option contracts to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  All derivative assets are required to be recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  The Corporation does not elect to receive hedge accounting treatment and thus, records forward foreign exchange and currency option contracts at fair value, with the gain or loss on these transactions recorded into earnings in the period in which they occur. The Corporation does not use derivative financial instruments for trading or speculative purposes.

The Corporation utilizes the fair value hierarchy to measure the value of its derivative instruments.  The hierarchy establishes a framework for measuring fair value in accordance with generally accepted accounting principles:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The Corporation values its derivative instruments by using the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of our foreign exchange derivative forwards are valued at Level 2.  In addition, no transfers have been made between the levels.

As of March 31, 2010, the fair value of these instruments is $0.4 million. These instruments are classified as other current liabilities and other current assets. See the following tables for information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Earnings.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

		Fair Values of Derivative Instruments
		(in thousands)
		Asset Derivative			Liability Derivative
		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Foreign Exchange Contracts
Transactional	Other Current Assets	$160	$-	Other Current Liabilities	$32	$342
Forecasted	Other Current Assets	236	41	Other Current Liabilities	-	-
Total		$396	$41		$32	$342

Derivative Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		Three Months Ended
Foreign exchange contracts:		March 31, 2010	March 31, 2009
Transactional	General and administrative Expenses	$1,879	$1,801
Forecasted	General and administrative Expenses	294	397
Total		$2,173	$2,198

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of March 31, 2010.  Based upon the fair value hierarchy, all of our fixed rate debt is valued at a Level 2.  The estimated fair values of the Corporation’s fixed rate debt instruments at March 31, 2010 aggregated to $379.1 million compared to a carrying value of $350.0 million.  The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.

The fair values described above may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

7.           WARRANTY RESERVES

The Corporation provides its customers with warranties on certain commercial and governmental products.  Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience.  Estimated warranty costs are reduced as these costs are incurred and as the warranty period expires or may be otherwise modified as specific product performance issues are identified and resolved.  Warranty reserves are included within other current liabilities in the Condensed Consolidated Balance Sheets.  The following table presents the changes in the Corporation’s warranty reserves:

	(In thousands)
	2010	2009
Warranty reserves at January 1,	$13,479	$10,775
Provision for current year sales	1,501	1,749
Current year claims	(805)	(977)
Change in estimates to pre-existing warranties	(784)	(775)
Increase due to acquisitions	-	281
Foreign currency translation adjustment	(72)	(155)
Warranty reserves at March 31,	$13,319	$10,898

8.           FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million that was recorded against goodwill in accordance with the guidance on Business Combinations.  These acquisitions are consolidated into the Motion Control segment.  The accrual was established as of December 31, 2008 for $7.1 million, while the balance was recorded in 2009 for $0.5 million based upon further analysis of the restructuring activities.  The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business.   As of March 31, 2010, the Corporation has a balance of $0.4 million remaining in the restructuring accrual.  The Corporation has substantially finalized its plans associated with the restructuring and has estimated the remaining costs noted above.  The remaining costs are associated with the finalization of the payments associated with the plan.  These activities are expected to be completed by third quarter of 2010.

During 2009, the Corporation committed to a plan to restructure existing operations through a reduction in work force and consolidation of operating locations both domestically and internationally.  The decision was based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan. This plan impacts our Flow Control, Motion Control, and Metal Treatment segments and resulted in costs incurred of $5.6 million. In the first quarter of 2010, the Corporation continued to consolidate existing operations and incurred an additional $1.8 million consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.   These costs were recorded in the Condensed Consolidated Statement of Earnings with the majority of the costs affecting the general and administrative expenses, cost of sales, selling, and research and development costs for $0.9 million, $0.7 million, $0.1 million, and $0.1 million, respectively.  The liability is included in other current liabilities.  As of March 31, 2010, the Corporation has not finalized its plans associated with the restructuring and expects to complete the majority of these activities by December 31, 2010.

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of March 31, 2010 is as follows:

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
Flow Control
December 31, 2009	$57	$–	$–	$57
Provisions	623	509	257	1,389
Payments	(554)	(152)	(257)	(963)
Adjustments	–	–	–	–
Net currency translation adjustment	–	–	–	–
March 31, 2010	$126	$357	$–	$483

Total expected and incurred to date	$2,861	$1,011	$1,250	$5,122

Motion Control
December 31, 2009	$1,545	$1,080	$125	$2,750
Provisions	201	100	150	451
Payments	(585)	(212)	(165)	(962)
Adjustments	(358)	(497)	–	(855)
Net currency translation adjustment	(23)	20	–	(3)
March 31, 2010	$780	$491	$110	$1,381

Total expected and incurred to date	$8,293	$2,348	$978	$11,619

Metal Treatment
December 31, 2009	$–	$–	$–	$–
Provisions	–	–	–	–
Payments	–	–	–	–
Adjustments	–	–	–	–
Net currency translation adjustment	–	–	–	–
March 31, 2010	$–	$–	$–	$–

Total expected and incurred to date	$296	$581	$199	$1,076

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Total Curtiss-Wright
December 31, 2009	$1,602	$1,080	$125	$2,807
Provisions	824	609	407	1,840
Payments	(1,139)	(364)	(422)	(1,925)
Adjustments	(358)	(497)	–	(855)
Net currency translation adjustment	(23)	20	–	(3)
March 31, 2010	$906	$848	$110	$1,864

Total expected and incurred to date	$11,450	$3,940	$2,427	$17,817

Total expected and incurred to date through goodwill	$5,168	$1,927	$628	$7,723

9.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2009 Annual Report on Form 10-K, as amended.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans
The components of net periodic pension cost for the three months ended March 31, 2010 and 2009 were:

	(In thousands) Three Months Ended March 31,
	2010	2009
Service cost	$7,054	$5,746
Interest cost	6,296	5,518
Expected return on plan assets	(6,970)	(7,258)
Amortization of:
Prior service cost	278	158
Unrecognized actuarial loss	766	128
Net periodic benefit cost	$7,424	$4,292
Curtailment (gain)/loss	(31)	83
Total periodic benefit cost	$7,393	$4,375

During the three months ended March 31, 2010, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2010.  However, we do expect to make contributions in the range of $25 to $30 million in 2011.  In addition, contributions of $1.0 million were made to the Corporation’s foreign benefit plans during the first quarter of 2010.  Contributions to the foreign benefit plans are expected to be $4.8 million in 2010.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2010 and 2009 were:

	(In thousands)
	Three Months Ended March 31,
	2010	2009
Service cost	$189	$155
Interest cost	434	418
Amortization of unrecognized actuarial gain	(156)	(191)
Net periodic postretirement benefit cost	$467	$382

During the three months ended March 31, 2010, the Corporation has paid $0.3 million to the postretirement plans.  During 2010, the Corporation anticipates contributing $1.7 million to the postretirement plans.

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2010	2009
Basic weighted average shares outstanding	45,642	44,994
Dilutive effect of share-based and deferred stock compensation	516	472
Diluted weighted average shares outstanding	46,158	45,466

As of March 31, 2010 and 2009, there were 1,395,000 and 1,439,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments as follows: Flow Control, Motion Control, and Metal Treatment.

	(In thousands) Three Months Ended March 31, 2010
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$240,731	$147,373	$53,671	$441,775	$–	$441,775
Intersegment revenues	1	872	279	1,152	(1,152)	–
Operating income (expense)	16,669	13,953	6,040	36,662	(5,578)	31,084

	(In thousands) Three Months Ended March 31, 2009
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other (1)	Consolidated Totals
Revenue from external customers	$230,372	$140,709	$52,711	$423,792	$–	$423,792
Intersegment revenues	22	1,582	373	1,977	(1,977)	–
Operating income (expense)	13,331	14,266	6,614	34,211	(3,068)	31,143

	(In thousands) Identifiable Assets
	Flow Control	Motion Control	Metal Treatment	Segment Totals	Corporate & Other	Consolidated Totals
March 31, 2010	$1,111,870	$811,390	$230,300	$2,153,560	$33,287	$2,186,847
December 31, 2009	1,099,960	771,355	232,658	2,103,973	38,068	2,142,041

(1) Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

Adjustments to reconcile to earnings before income taxes:
	(In thousands)
	Three months Ended
	March 31,
	2010	2009
Total segment operating income	$36,662	$34,211
Corporate and administrative	(5,578)	(3,068)
Other income, net	152	301
Interest expense	(5,667)	(6,940)
Earnings before income taxes	$25,569	$24,504

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.           COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2010 and 2009 are as follows:
	(In thousands)
	Three Months Ended
	March 31,
	2010	2009
Net earnings	$16,335	$15,805
Adjustment from foreign currency translations, net	15,719	(12,976)
Defined benefit pension and post-retirement plans, net	714	177
Total comprehensive income	$32,768	$3,006

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

As of January 1, 2010, the Corporation’s Canadian entity changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operations cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $18.6 million, attributable to current-rate translation of non-monetary assets, was recorded to the currency translation account.

13.           CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2009.  The aggregate environmental liability was $20.4 million at March 31, 2010 and $20.9 million at December 31, 2009.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.4 million.

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At March 31, 2010 and December 31, 2009, the Corporation had contingent liabilities on outstanding letters of credit of $41.2 million and $47.3 million, respectively.

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit and intends to appeal the verdict.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff has filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In November of 2009, the Supreme Court of New Jersey granted Plaintiff’s Petition for Certification.  In March 2010, both parties presented arguments before the Supreme Court of New Jersey.  We are awaiting a decision and formal opinion from the Supreme Court of New Jersey.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I – ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," “continue,” "could," “estimate,” "expects," “intend,” "may," “might,” “outlook,” “potential,” “predict,” "should,"  "will," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results, performance or achievement to differ materially from those in these forward-looking statements include, among other items:

•	our successful execution of internal performance plans and performance in accordance with estimates to complete;
•	performance issues with key suppliers, subcontractors, and business partners;
•	the ability to negotiate financing arrangements with lenders;
•	legal proceedings;
•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of our operations;
•	ability of outside third parties to comply with their commitments;
•	product demand and market acceptance risks;
•	the effect of economic conditions;
•	the impact of competitive products and pricing, product development, commercialization, and technological difficulties;
•	social and economic conditions and local regulations in the countries in which we conduct our businesses;
•	unanticipated environmental remediation expenses or claims;
•	capacity and supply constraints or difficulties;
•	an inability to perform customer contracts at anticipated cost levels;
•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;
•	contract continuation and future contract awards;
•	other factors that generally affect the business of companies operating in our markets and/or industries; and
•	the other factors discussed under the caption “Risk Factors” in our 2009 Annual Report on Form 10-K, as amended.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment.  For further information on our products and services and the major markets served by our three segments, please refer to our 2009 Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “base” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior year data. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “base” businesses, and growth in these base businesses is referred to as “organic.”  The definition of  “organic” excludes the effects of foreign currency translation.

Therefore, for the three months ended March 31, 2010, our organic growth calculations do not include the operating results for our December 18, 2009 acquisition of Skyquest Systems Ltd. and exclude approximately one month of operating results for Nu-Torque and two months of operating results for EST Group, Inc.  These businesses were acquired on January 16, 2009 and March 5, 2009, respectively. We sold our Eaton product line located in Brecksville, Ohio on May 6, 2009.  The results of operations for this business have been removed from the comparable prior year period for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Three months ended March 31, 2010

For the first quarter of 2010, sales for the Corporation were $442 million. This was an increase of $18 million, or 4%, from $424 million during the first quarter of 2009.  Organic sales increased $9 million, or 2%, over the same period from the prior year.  This was driven by increases in sales of $6 million in our Flow Control segment and $4 million in our Motion Control segment. Our Metal Treatment segment’s organic sales declined $1 million. Incremental sales were $4 million, or 1%, while the remaining sales increase of $6 million, or 1%, was due to the favorable effects of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

For the first quarter of 2010, we experienced modest organic growth across most of our markets. Our defense, power generation, commercial aerospace and general industrial markets all grew organically over the prior year period.  The increase in our defense markets was driven by strong increases in the aerospace and naval markets within our Motion Control and Flow Control segments, respectively.  Most notably, the growth in our naval and aerospace defense markets was driven by increased sales on Virginia class submarines and Global Hawk Unmanned Aerial Vehicle programs, respectively.  These increases were largely offset by decreases in the ground defense market, within our Motion Control segment, primarily due to the cancellation of the Army’s Future Combat Systems (“FCS”) program as well as lower sales on the Stryker and Bradley platforms. Our power generation markets, primarily in our Flow Control segment, saw higher sales as a result of increased demand for upgrades and plant maintenance on domestic nuclear reactors.  The growth within the commercial aerospace market resulted from increased demand for Boeing 737 and 787 flight controls in our Motion Control segment, which was partially offset by declining sales for shot peening services in our Metal Treatment segment.  The Metal Treatment segment drove the organic sales growth within our general industrial market, specifically automotive, due to higher demand for coating services.  While we saw growth in most markets, we continue to be challenged in the oil and gas market due to delays in timing of new order placement for our coker and traditional valve products.

New orders increased by $44 million ($502 million versus $457 million), or 10%, during the first quarter of 2010, as compared to the same period in 2009.  This increase was primarily driven by new orders in our Flow Control segment for the Virginia class submarine and for international coker products.  Acquisitions, net of divestitures, contributed $6 million to new orders from the comparable quarter in 2009.

For the first quarter of 2010, operating income for the Corporation was $31 million or flat as compared to the first quarter of 2009.  Organic operating income increased by approximately $4 million, or 14%, while our 2009 acquisitions, net of divestitures, had less than $1 million in incremental losses from the prior year period.  Our segment organic operating margin was 9.5% for the first quarter of 2010, as compared to 8.1% in the prior year period, a 140 basis point improvement.  Our Flow Control and Motion Control segments’ organic operating income increased 33% and 21%, respectively, mainly due to higher volumes and improved absorption in our commercial aerospace market, a shift towards high margin products, and lower expenses as a result of our cost reduction programs including lower headcount and compensation expense. These increases were partially offset by higher costs on the AP1000 program in order to remediate an issue identified during testing as well as a decrease of 15% in the Metal Treatment segment's organic operating income, which was mainly due to a shift toward lower margin services. Non-segment operating expense increased by $3 million, mainly due to increased pension and higher medical expenses.  Foreign currency translation had an unfavorable impact of approximately $4 million on our first quarter results in 2010 versus 2009.

Net earnings for the first quarter of 2010 were $16 million, or $0.35 per diluted share.  This was an increase of 3% or less than $1 million from the first quarter of 2009.   The operating income of $31 million, noted above, was supplemented by a $1 million decrease in interest expense. Interest expense decreased due to both lower average interest rates and lower average outstanding debt.  Our effective tax rate for the first quarter of 2010 was 36.1% as compared to 35.5% in the first quarter of 2009.  The higher effective tax rate was due to the recently passed healthcare law, which eliminated a tax benefit associated with the cost of prescription drugs for retirees.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended
	March 31,
			%
	2010	2009	Change
Sales:
Flow Control	$240,731	$230,372	4.5%
Motion Control	147,373	140,709	4.7%
Metal Treatment	53,671	52,711	1.8%

Total Sales	$441,775	$423,792	4.2%

Operating Income:
Flow Control	$16,669	$13,331	25.0%
Motion Control	13,953	14,266	(2.2%)
Metal Treatment	6,040	6,614	(8.7%)

Total Segments	36,662	34,211	7.2%
Corporate & Other	(5,578)	(3,068)	81.8%

Total Operating Income	$31,084	$31,143	(0.2%)

Operating Margins:
Flow Control	6.9%	5.8%
Motion Control	9.5%	10.1%
Metal Treatment	11.3%	12.5%
Total Curtiss-Wright	7.0%	7.3%

Flow Control

For the first quarter of 2010, sales for our Flow Control segment were $241 million.  This was an increase of approximately $10 million, or 4%, from $230 million during the first quarter of 2009.  Organic sales increased $6 million, or 3%, over the same period from the prior year; however, increases in the naval defense market of $6 million and the power generation market of $3 million were partially offset by decreases in the oil and gas and general industrial markets of $2 million and $1 million, respectively. In addition, our 2009 acquisitions of EST and Nu-Torque, net of divestitures, contributed $2 million in incremental sales.  The remaining sales increase of $2 million was due to the favorable effect of foreign currency translation.

The increase in organic sales in our defense markets was driven by strong increases in production on the Virginia class submarines due to the advanced procurement for the ramp up in production from one to two submarines per year.  In addition, we had increased sales on helicopter handling systems for naval applications.  These increases were partially offset by reductions in production and spares for the Ford class aircraft carrier program as production work nears completion on the CVN-78.  The organic growth in our commercial power market was due to increased demand for upgrades and plant maintenance on domestic nuclear reactors, while increases in domestic sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors were largely offset by lower sales in China.  Partially offsetting these increases was a decline in oil and gas market sales.  We continue to experience delays in timing of new order placement for our coker and traditional valve products in our domestic markets; however, these declines were offset by an increase for our coker valve products on the international market. Organic sales to our general industrial market declined due to lower demand for our industrial control products resulting from depressed economic conditions.

New orders increased by $27 million ($296 million versus $268 million), or 10%, during the first quarter of 2010, as compared to the same period in 2009.  The growth in new orders was driven primarily by increases for both the international coker products and the Virginia class submarine. This increase was partially offset by a large order of helicopter handling systems for naval applications that occurred in the first quarter of 2009 and did not recur in the current period.  Acquisitions, net of divestitures, contributed $2 million to incremental new orders from the comparable quarter in 2009.

For the first quarter of 2010, operating income for our Flow Control segment was $17 million.  This was an increase of approximately $3 million, or 25%, from $13 million during the first quarter of 2009.  Organic operating income increased by approximately $5 million from the prior year period, while incremental operating income was relatively flat.  Our organic operating income margin increased 180 basis points from the prior year period due to savings generated by our cost reduction programs, including lower headcount and compensation expense. These improvements were partially offset by higher costs on the AP1000 program in order to remediate an issue identified during testing.  In addition, the first quarter of 2009 included a one-time gain recognized on the acquisition of Nu-Torque. Foreign currency translation had an unfavorable impact of $1 million on our results in 2010 versus 2009.

Motion Control

For the first quarter of 2010, sales for our Motion Control segment were $147 million.  This was an increase of $7 million, or 5%, from $141 million during the first quarter of 2009.  Organic sales increased $4 million, or 3%, over the same period from the prior year; however, a strong increase in our commercial aerospace market of $5 million was partially offset by a decrease in our defense markets of $1 million. In addition, our 2009 acquisition of Skyquest Systems Ltd. had incremental sales of $1 million.  The remaining sales increase of $2 million was due to the favorable effect of foreign currency translation.

Organic sales growth was realized in our commercial aerospace market due to higher sales of flight controls on the 787 and 737 series aircraft as well as increased demand for our sensors and controls products.  The 787 series program continues to ramp-up, while the 737 series flight controls increased due to the lingering effects of the fourth quarter 2008 Boeing strike in the first quarter of 2009.   Partially offsetting the positive impact of our commercial aerospace market was a decline in organic sales of $1 million in our defense markets; however, strong increases in the aerospace defense market of $7 million were more than offset by decreases in the ground defense market of $9 million. The increase in the aerospace defense market was driven primarily by higher sales for our embedded computing products on the Global Hawk Program as well as various integrated sensing products on international aircraft and helicopter programs.  The decrease in the ground defense market was driven primarily by the cancellation of the Army’s Future Combat Systems (“FCS”) as well as lower sales of embedded computing products on the Stryker and Bradley platforms.

New orders increased by $16 million ($152 million versus $136 million), or 12%, during the first quarter of 2010, as compared to the same period in 2009. The growth in new orders was mainly due to increases for commercial and defense aerospace flight controls, partially offset by lower orders for embedded computing products on tanks and light armored vehicles.  Acquisitions contributed $3 million to incremental new orders from the comparable quarter in 2009.

For the first quarter of 2010, operating income for our Motion Control segment was $14 million.  This was a decrease of less than $1 million, or 2%, from $14 million during the first quarter of 2009.  Organic operating income increased by approximately $3 million during the quarter, while incremental operating income was relatively flat. Organic operating income margin increased 180 basis points.  The increase was mainly due to higher volumes and improved absorption in our commercial aerospace market and lower expenses resulting from cost reduction programs.  In addition, we also experienced a shift toward higher margin embedded computing products.  Foreign currency translation had an unfavorable impact of $3 million on our first quarter results in 2010 versus 2009.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS, continued

Metal Treatment

For the first quarter of 2010, sales for our Metal Treatment segment were $54 million.  This was an increase of $1 million, or 2%, from $53 million during the first quarter of 2009.  Organic sales decreased $1 million, or 1%, over the same period from the prior year. Organic sales decreases in the commercial aerospace market of $2 million and the oil and gas market of $1 million were mainly offset by an increase in the general industrial market of $2 million. The decline in sales in the commercial aerospace market and oil and gas market was mainly due to reductions in demand for shot peening services.  Increased growth in the general industrial market, mostly automotive, was driven by higher demand for coating services. The remaining sales increase of $2 million was due to the favorable effect of foreign currency translation.

For the first quarter of 2010, operating income for our Metal Treatment segment was $6 million.  This was a decrease of $1 million, or 9%, from $7 million during the first quarter of 2009.  Organic operating income decreased by approximately $1 million during the quarter, while foreign currency translation was flat.  There was no incremental operating income from acquisitions during the period.  The decline in organic operating income is primarily due to lower gross margins resulting from unfavorable mix, as our general industrial market tends to generate lower gross margins than our more highly engineered content for the commercial aerospace and oil and gas markets. In addition, we had higher start-up costs for expansion into international markets.

Corporate and Other

Non-segment operating expense increased $3 million for the first quarter of 2010, versus the comparable prior year period.  The increase for the first quarter was primarily due to increased pension costs and higher medical expenses, which were partially offset by lower foreign exchange transaction losses and lower compensation expenses.

Interest Expense

Interest expense decreased by $1 million for the first quarter of 2010, versus the comparable prior year period.  The decrease was due to both lower average interest rates and lower average outstanding debt.  Our average outstanding debt decreased 13% while our average rate of borrowing decreased 30 basis points, as compared to the prior year period.

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

Operating Activities

	March 31, 2010	December 31, 2009
Working Capital	$394,283	$313,182
Ratio of Current Assets to Current Liabilities	1.8 to 1	1.6 to 1
Cash and Cash Equivalents	$79,703	$65,010
Days Sales Outstanding	44 days	44 days
Inventory Turns	4.2	4.3

Excluding cash, working capital increased $66 million from December 31, 2009.  Working capital changes were affected by an increase in accounts receivable of $17 million due to the timing of unbilled receivables and the receipt of advance payments, as well as an increase in inventory of $13 million due to a build up for future sales, stocking of new programs, and purchase of long-lead time materials.  In addition, we experienced a decrease in accounts payable of $16 million due primarily to lower days payable outstanding and a decrease in accrued expenses of $14 million due to the payment of annual compensation plans.  We do not expect to make contributions in 2010 to the Curtiss-Wright Pension Plan, however, we do expect to make contributions in the range of $25 to $30 million in 2011.

During the first three months of 2010 we incurred additional liabilities of $2 million related to business consolidation costs based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan for the current year.  These costs were in addition to the $7 million established in 2008 and $6 million in 2009.  We expect to incur a total of $18 million related to these activities, inclusive of the above amounts.  A portion of these liabilities have been paid and remaining payments are expected to occur in 2010 and will be funded through normal operations.  We estimate annualized cash savings from these initiatives to be approximately $10 – 15 million after the completion of the restructuring activities.  Please refer to Note 8 to the Condensed Consolidated Financial Statements for more information regarding our restructuring.

Investing Activities

Capital expenditures were $11 million in the first three months of 2010. Principal capital expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments. We expect to make additional capital expenditures of approximately $84 million during the remainder of 2010.

Financing Activities

During the first three months of 2010, we used $150 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund operating and investing activities. The unused credit available under this Revolving Credit Agreement at March 31, 2010 was $224 million. The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 4.1% during the first quarter of 2010 and 4.4% for the comparable prior year period.

The Corporation reclassified $75 million from long-term to short-term debt in September of 2009, due to private placement debt maturing in September of 2010.  The Corporation believes it has sufficient cash, cash flows, and available borrowings under its revolving lines of credit to satisfy this obligation; however, it is reviewing other financing alternatives, including a new senior note issuance.

While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission on February 24, 2010, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently issued accounting standards:

New accounting pronouncements have been issued by the FASB which are not yet effective until after March 31, 2010.  For further discussion of new accounting standards, see Note 1 to the Condensed Consolidated Financial Statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2010.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of our 2009 Annual Report on Form 10-K, as amended.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2010.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2009 Annual Report on Form 10-K, as amended.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2010.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2010 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2009 Annual Report on Form 10-K, as amended.

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
         Dated:  May 6, 2010