Form 10-Q
period 2010-06-30
CURTISS WRIGHT CORP
filed 2010-08-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or

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

Common Stock, par value $1.00 per share: 46,071,619 shares (as of July 31, 2010).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Net sales	$462,165	$447,371	$903,940	$871,163
Cost of sales	307,782	302,789	611,573	590,821
Gross profit	154,383	144,582	292,367	280,342

Research and development costs	13,838	13,200	27,676	26,324
Selling expenses	28,520	27,415	56,340	53,278
General and administrative expenses	68,597	60,204	133,839	125,834
Operating income	43,428	43,763	74,512	74,906

Other income, net	384	47	536	348
Interest expense	(5,700)	(6,542)	(11,367)	(13,482)

Earnings before income taxes	38,112	37,268	63,681	61,772
Provision for income taxes	12,214	12,814	21,448	21,513

Net earnings	$25,898	$24,454	$42,233	$40,259

Basic earnings per share	$0.57	$0.54	$0.92	$0.89
Diluted earnings per share	$0.56	$0.54	$0.91	$0.88

Dividends per share	$0.08	$0.08	$0.16	$0.16

Weighted average shares outstanding:
Basic	45,743	45,127	45,691	45,063
Diluted	46,311	45,537	46,233	45,504

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$71,744	$65,010
Receivables, net	452,822	404,539
Inventories, net	296,116	285,608
Deferred tax assets, net	47,347	48,777
Other current assets	38,588	33,567
Total current assets	906,617	837,501
Property, plant, and equipment, net	388,053	401,149
Goodwill	676,022	648,452
Other intangible assets, net	247,902	242,506
Deferred tax assets, net	2,091	1,994
Other assets	13,316	10,439
Total Assets	$2,234,001	$2,142,041

Liabilities
Current Liabilities:
Current portion of long-term debt and short-term debt	$77,704	$80,981
Accounts payable	114,400	129,880
Dividends payable	3,678	-
Accrued expenses	90,625	90,855
Income taxes payable	4,579	4,212
Deferred revenue	158,025	167,683
Other current liabilities	38,715	50,708
Total current liabilities	487,726	524,319
Long-term debt	459,084	384,112
Deferred tax liabilities, net	28,284	25,549
Accrued pension and other postretirement benefit costs	130,912	120,930
Long-term portion of environmental reserves	18,186	18,804
Other liabilities	41,130	41,570
Total Liabilities	1,165,322	1,115,284
Contingencies and Commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,394	48,214
Additional paid in capital	118,831	111,707
Retained earnings	1,015,478	980,590
Accumulated other comprehensive loss	(23,582)	(19,605)
	1,159,121	1,120,906
Less: Cost of treasury stock	(90,442)	(94,149)
Total Stockholders' Equity	1,068,679	1,026,757
Total Liabilities and Stockholders' Equity	$2,234,001	$2,142,041

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$42,233	$40,259
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,036	38,045
Net loss on sales and disposals of long-lived assets	673	644
Gain on bargain purchase	-	(1,937)
Deferred income taxes	1,525	2,246
Share-based compensation	5,191	6,574
Change in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables	(59,135)	13,148
Increase in inventories	(8,568)	(13,000)
Increase (decrease) in progress payments	7,936	(5,302)
Decrease in accounts payable and accrued expenses	(13,648)	(57,894)
(Decrease) increase in deferred revenue	(9,658)	22,936
Decrease in income taxes payable	(4,656)	(9,750)
Increase in net pension and postretirement liabilities	12,558	7,917
Increase in other current and long-term assets	(1,871)	(1,287)
Decrease in other current and long-term liabilities	(9,030)	(8,334)
Total adjustments	(39,647)	(5,994)
Net cash provided by operating activities	2,586	34,265
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	19	2,640
Acquisitions of intangible assets	(1,597)	(321)
Additions to property, plant, and equipment	(22,343)	(37,528)
Acquisition of businesses, net of cash acquired	(42,079)	(49,726)
Net cash used for investing activities	(66,000)	(84,935)
Cash flows from financing activities:
Borrowings on debt	262,600	437,880
Principal payments on debt	(190,995)	(393,218)
Proceeds from exercise of stock options	5,503	5,315
Dividends paid	(3,667)	(3,617)
Excess tax benefits from share-based compensation	167	74
Net cash provided by financing activities	73,608	46,434
Effect of exchange-rate changes on cash	(3,460)	2,740
Net increase (decrease) in cash and cash equivalents	6,734	(1,496)
Cash and cash equivalents at beginning of period	65,010	60,705
Cash and cash equivalents at end of period	$71,744	$59,209
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$49,098	$55,504
Additional consideration paid (received) on prior year acquisitions	1,153	(870)
Liabilities assumed from current year acquisitions	(7,492)	(2,969)
Gain on bargain purchase	-	(1,937)
Cash acquired	(680)	(2)
Acquisition of businesses, net of cash acquired	$42,079	$49,726
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock

December 31, 2008	$47,903	$94,500	$899,928	$(72,551)	$(103,018)
Net earnings	-	-	95,221		-
Pension and postretirement
adjustment, net	-	-	-	16,350	-
Foreign currency translation
adjustments, net	-	-	-	36,596	-
Dividends paid	-	-	(14,559)	-	-
Stock options exercised, net	311	6,085	-	-	4,727
Share-based compensation	-	11,431	-	-	3,833
Other	-	(309)	-	-	309
December 31, 2009	$48,214	$111,707	$980,590	$(19,605)	$(94,149)
Net earnings	-	-	42,233		-
Pension and postretirement
adjustment, net	-	-	-	1,262	-
Foreign currency translation
adjustments, net	-	-	-	(5,239)	-
Dividends declared	-	-	(7,345)	-	-
Stock options exercised, net	180	4,042	-	-	1,598
Share based compensation	-	3,401	-	-	1,790
Other	-	(319)	-	-	319
June 30, 2010	$48,394	$118,831	$1,015,478	$(23,582)	$(90,442)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation with its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 57 manufacturing facilities and 66 metal treatment service facilities.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright Corporation and its majority-owned subsidiaries.  All significant transactions and accounts have been eliminated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

ADOPTION OF NEW STANDARDS

Improving Disclosures About Fair Value Measurements
In February 2010, new guidance was issued which adds new requirements for disclosures about transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  In addition, employers’ disclosures about postretirement benefit plan assets are required to disclose classes of assets instead of major categories of assets.  The new guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the guidance did not have a material impact on our disclosures.  See Footnote 7 for additional information.

Amendments to Certain Recognition and Measurement Requirements
In February 2010, new guidance was issued to provide certain recognition and disclosure requirements surrounding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, by requiring U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The new guidance was effective upon issuance.  In accordance with this guidance, the Corporation has determined no subsequent events have occurred that would require adjustment to or additional disclosure in its condensed consolidated financial statements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

STANDARDS ISSUED BUT NOT YET EFFECTIVE

Revenue Recognition – Milestone Method
In April 2010, new guidance was issued that provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, as well as the associated disclosure requirements.  The new guidance clarifies that a vendor can recognize consideration that is contingent on achieving a milestone as revenue in the period in which the milestone is achieved, only if the milestone meets all criteria to be considered substantive.  The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

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

Under the Acts, beginning in 2013, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under the general standards of accounting, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. As a result, management recognized a one-time non-cash charge of approximately $0.8 million in the quarter ended March 31, 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

2.  ACQUISITIONS

The Corporation acquired two businesses during the six months ended June 30, 2010.  The acquisitions have been accounted for as a purchase under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.  The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life, based upon analysis which includes input from third party appraisals.  The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

Motion Control Segment

Hybricon Corporation

On June 1, 2010, the Corporation acquired all the issued and outstanding stock of Hybricon Corporation (“Hybricon”) for $18.8 million in cash.  Under the terms of the Stock Purchase Agreement, the Corporation deposited $2.3 million into escrow as security for potential indemnification claims against the seller.  The escrow amount will be held for a period of eighteen months, provided that 50% of the escrow will be released after twelve months subject to amounts held back for pending claims.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Accounts receivable	$2,273
Inventory	2,075
Property, plant, and equipment	151
Other current assets	68
Intangible assets	6,677
Current liabilities	(1,420)
Deferred income taxes	(2,223)
Net tangible and intangible assets	7,601
Purchase price	18,809
Goodwill	$11,208

The goodwill of $11.2 million consists largely of synergies from combining the operations of Hybricon with our Electronic Systems business in Littleton, MA as well as value associated with the acquisition’s assembled workforce.  The Corporation has determined that the goodwill will not be deductible for tax purposes.

Hybricon designs and manufactures custom and standards-based enclosures and electronic backplanes for defense and commercial applications, and is a leading supplier for the most popular embedded commercial-off-the-shelf (COTS) system architectures.  Hybricon had 72 employees as of the date of the acquisition and is located in Ayer, MA.  Hybricon will operate in Curtiss-Wright's Motion Control segment.  Revenues of the acquired business were $16.8 million for the fiscal year ended June 30, 2009.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Specialist Electronics Services Limited

On June 21, 2010, the Corporation acquired all the issued and outstanding stock of Specialist Electronics Services Ltd. (“SES”) for £15.0 million ($22.2 million), net of cash acquired.  Under the terms of the Share Purchase Agreement, the Corporation deposited £1.9 million ($2.8 million) into escrow as security for potential indemnification claims against the seller.  The escrow amount will be held for a period of twenty-four months, provided that 50% of the escrow will be released after twelve months subject to amounts held back for pending claims.  Management funded the purchase from a combination of cash generated from foreign operations and the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(USD, In thousands)
Accounts receivable	$1,680
Inventory	1,593
Property, plant, and equipment	72
Other current assets	25
Intangible assets	7,525
Current and non-current liabilities	(1,705)
Deferred income taxes	(2,089)
Net tangible and intangible assets	7,101
Purchase price	22,172
Goodwill	$15,071

The goodwill of £10.1 million ($15.1 million) consists largely of synergies achieved through the introduction of SES products to the Corporation’s distribution channels as well as synergies achieved from combining the operations of SES with United Kingdom based operations.  The Corporation has determined that the goodwill will not be deductible for tax purposes.

SES provides a range of rugged products for airborne and other severe environments, with particular expertise in solid state data recording, computing and control display units. Key platforms include fixed-wing, rotary-wing and unmanned aircraft, tactical vehicles and navy vessels.  SES is located in Camberley, United Kingdom and had 41 employees as of the date of the acquisition.  Revenues of the acquired business were £4.7 million ($7.5 million) for the fiscal year ended May 31, 2010.

3.     RECEIVABLES

Receivables at June 30, 2010 and December 31, 2009 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	June 30,	December 31,
	2010	2009
Billed Receivables:
Trade and other receivables	$274,327	$264,191
Less: Allowance for doubtful accounts	(3,742)	(3,997)
Net billed receivables	270,585	260,194
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	210,325	163,115
Less: Progress payments applied	(28,088)	(18,770)
Net unbilled receivables	182,237	144,345
Receivables, net	$452,822	$404,539

4.   INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30,	December 31,
	2010	2009
Raw material	$134,291	$131,108
Work-in-process	67,620	67,351
Finished goods and component parts	82,199	84,674
Inventoried costs related to U.S. Government and other long-term contracts	61,402	53,597
Gross inventories	345,512	336,730
Less: Inventory reserves	(39,395)	(39,739)
Progress payments applied, principally related to long-term contracts	(10,001)	(11,383)
Inventories, net	$296,116	$285,608

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2009	$308,051	$311,546	$28,855	$648,452
Goodwill from 2010 acquisitions	-	26,279	-	26,279
Change in estimate to fair value of net				-
assets acquired in prior year	42	-	-	42
Additional consideration of prior years’ acquisitions	-	(1,066)	-	(1,066)
Other adjustments	-	(974)	-	(974)
Currency translation adjustment	(965)	4,523	(269)	3,289
June 30, 2010	$307,128	$340,308	$28,586	$676,022

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.

As of January 1, 2010, the Corporation’s Canadian entity changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operation’s cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $13.4 million, attributable to current-rate translation, was recorded to goodwill.  This adjustment resulted in an increase to goodwill and is reported within the “currency translation adjustment” caption above.

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

	(In thousands)
June 30, 2010	Gross	Accumulated Amortization	Net
Technology	$139,900	$(49,126)	$90,774
Customer related intangibles	181,301	(61,339)	119,962
Other intangible assets	47,152	(9,986)	37,166
Total	$368,353	$(120,451)	$247,902

	(In thousands)
December 31, 2009	Gross	Accumulated Amortization	Net
Technology	$135,879	$(44,051)	$91,828
Customer related intangibles	174,884	(54,614)	120,270
Other intangible assets	38,887	(8,479)	30,408
Total	$349,650	$(107,144)	$242,506

The following table presents the changes in the net balance of intangibles assets during the six months ended June 30, 2010.

	(In thousands)
		Customer	Other
		Related	Intangible
	Technology, net	Intangibles, net	Assets, net	Total
December 31,2009	$91,828	$120,270	$30,408	$242,506
Acquired during 2010	2,610	5,561	7,545	15,716
Amortization expense	(4,705)	(6,409)	(1,600)	(12,714)
Change in estimate to fair value of net assets acquired in prior year	-	-	-	-
Net currency translation adjustment	1,041	540	813	2,394
June 30, 2010	$90,774	$119,962	$37,166	$247,902

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.

As of January 1, 2010, the Corporation’s Canadian entity changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operations cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $5.5 million, attributable to current-rate translation, was recorded to intangible assets.  This adjustment resulted in an increase to other intangible assets and is reported within the “net currency translation adjustment” caption above.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation uses financial instruments, such as forward foreign exchange contracts to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  The Corporation does not elect to receive hedge accounting treatment and thus, records forward foreign exchange contracts at fair value, with the gain or loss on these transactions recorded into earnings in the period in which they occur. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

As of June 30, 2010, the fair value of these instruments is ($0.1) million. These instruments are classified as other current liabilities and other current assets. See the following tables for information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Earnings.

	Fair Values of Derivative Instruments
	(In thousands)
	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
Foreign exchange contracts:
Transactional	Other Current Assets	$43	$-	Other Current Liabilities	$94	$342
Forecasted	Other Current Assets		41	Other Current Liabilities	87	-
Total		$43	$41		$181	$342

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended
		June 30, 2010	June 30, 2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$(3)	$4,658
Forecasted	General and Administrative Expenses	(387)	1,015
Total		$(390)	$5,673

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended
		June 30, 2010	June 30, 2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$1,876	$2,552
Forecasted	General and Administrative Expenses	(93)	362
Total		$1,783	$2,914

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of June 30, 2010.  Based upon the fair value hierarchy, all of our fixed rate debt is valued at Level 2.  The estimated fair values of the Corporation’s fixed rate debt instruments at June 30, 2010 aggregated to $380.8 million compared to a carrying value of $350.0 million.  The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.

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

	(In thousands)
	2010	2009
Warranty reserves at January 1,	$13,479	$10,775
Provision for current year sales	2,800	4,634
Current year claims	(2,873)	(2,004)
Change in estimates to pre-existing warranties	(931)	(1,224)
Increase due to acquisitions	25	127
Foreign currency translation adjustment	(238)	207
Warranty reserves at June 30,	$12,262	$12,515

9.   FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million that was recorded against goodwill in accordance with the guidance on Business Combinations.  These acquisitions are consolidated into the Motion Control segment.  The accrual was established as of December 31, 2008 for $7.1 million, while the balance was recorded in 2009 for $0.5 million based upon further analysis of the restructuring activities.  The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business.   As of June 30, 2010, the Corporation had a balance of $0.4 million remaining in the restructuring accrual.  The Corporation has substantially finalized its actions associated with the restructuring and has estimated the remaining costs noted above.  The remaining costs are associated with the finalization of the payments associated with the plan.  These activities are expected to be completed by the third quarter of 2010.

During 2009, the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally.  The decision was based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan. This plan impacts our Flow Control, Motion Control, and Metal Treatment segments and resulted in costs incurred of $5.6 million. During the six months ended June 30, 2010, the Corporation continued to consolidate existing operations and incurred an additional $2.5 million consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.   These costs were recorded in the Condensed Consolidated Statement of Earnings with the majority of the costs affecting the general and administrative expenses, cost of sales, selling, and research and development costs for $1.4 million, $0.9 million, $0.1 million, and $0.1 million, respectively.  The liability is included in other current liabilities.  As of June 30, 2010, the Corporation has not finalized its plans associated with the restructuring and expects to complete the majority of these activities by December 31, 2010.

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
Flow Control
December 31,2009	$57	$-	$-	$57
Provisions	734	723	377	1,834
Payments	(778)	(358)	(377)	(1,513)
Adjustments	-	-	-	-
Net currency translation adjustment	-	-	-	-
June 30,2010	$13	$365	$-	$378

Total expected and incurred to date	$1,663	$923	$1,033	$3,619

Motion Control
December 31,2009	$1,545	$1,080	$125	$2,750
Provisions	520	71	100	691
Payments	(1,096)	(339)	(165)	(1,600)
Adjustments	(358)	(497)	-	(855)
Net currency translation adjustment	(23)	31	-	8
June 30,2010	$588	$346	$60	$994

Total expected and incurred to date	$8,411	$2,230	$778	$11,419

Metal Treatment
December 31,2009	$-	$-	$-	$-
Provisions	-	-	-	-
Payments	-	-	-	-
Adjustments	-	-	-	-
Net currency translation adjustment	-	-	-	-
June 30,2010	$-	$-	$-	$-

Total expected and incurred to date	$296	$583	$199	$1,078

Total Curtiss-Wright
December 31,2009	$1,602	$1,080	$125	$2,807
Provisions	1,254	794	477	2,525
Payments	(1,874)	(697)	(542)	(3,113)
Adjustments	(358)	(497)	-	(855)
Net currency translation adjustment	(23)	31	-	8
June 30,2010	$601	$711	$60	$1,372

Total expected and incurred to date	$10,370	$3,736	$2,010	$16,116

Total expected and incurred to date through goodwill	$5,168	$1,938	$628	$7,734

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

Pension Plans
The components of net periodic pension cost for the three and six months ended  June 30, 2010 and 2009 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$7,021	$6,196	$14,075	$11,942
Interest cost	6,261	5,881	12,557	11,399
Expected return on plan assets	(6,937)	(7,193)	(13,907)	(14,451)
Amortization of:
Prior service cost	279	162	557	320
Unrecognized actuarial loss	766	331	1,532	459
Net periodic benefit cost	$7,390	$5,377	$14,814	$9,669
Curtailment (gain)loss	-	-	(31)	83
Total periodic benefit cost	$7,390	$5,377	$14,783	$9,752

During the six months ended June 30, 2010, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2010.  However, we do expect to make contributions in the range of $25 to $30 million in 2011.  In addition, contributions of $2.3 million were made to the Corporation’s foreign benefit plans during the first six months of 2010.  Contributions to the foreign benefit plans are expected to be $4.8 million in 2010.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and six months ended June 30, 2010 and 2009 were:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$189	$155	$378	$310
Interest cost	434	419	868	837
Amortization of unrecognized actuarial gain	(156)	(191)	(312)	(382)
Net periodic postretirement benefit cost	$467	$383	$934	$765

During the six months ended June 30,, 2010, the Corporation paid $0.8 million on the postretirement plans.  During 2010, the Corporation anticipates contributing $1.7 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.   EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	45,743	45,127	45,691	45,063
Dilutive effect of share-based and deferred stock compensation	568	410	542	441
Diluted weighted average shares outstanding	46,311	45,537	46,233	45,504

At June 30, 2010 and 2009 there were 672,000 and 1,058,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would have been anti-dilutive for those periods.

12.   SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended June 30, 2010

	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other(1)	Consolidated
Revenue from external
customers	$251,855	$155,624	$54,686	$462,165	$-	$462,165
Intersegment revenues	-	3,867	194	4,061	(4,061)	-
Operating income(expense)	24,855	18,343	6,457	49,655	(6,227)	43,428

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	(In thousands)
		Three Months Ended June 30, 2009

	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other(1)	Consolidated
Revenue from external
customers	$242,414	$155,748	$49,209	$447,371	$-	$447,371
Intersegment revenues	-	226	590	816	(816)	-
Operating income (expense)	21,728	19,513	4,458	45,699	(1,936)	43,763

	(In thousands)
	Six Months Ended June 30, 2010

	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other(1)	Consolidated
Revenue from external
customers	$492,586	$302,997	$108,357	$903,940	$-	$903,940
Intersegment revenues	-	4,739	473	5,212	(5,212)	-
Operating income (expense)	41,524	32,296	12,497	86,317	(11,805)	74,512

	(In thousands)
	Six Months Ended June 30, 2009

	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other(1)	Consolidated
Revenue from external
customers	$472,786	$296,457	$101,920	$871,163	$-	$871,163
Intersegment revenues	22	1,808	963	2,793	(2,793)	-
Operating income (expense)	35,059	33,779	11,072	79,910	(5,004)	74,906

	(In thousands)
	Identifiable Assets

	Flow Control	Motion Control	Metal Treatment	Segment Total	Corporate & Other	Consolidated
June 30, 2010	$1,143,271	$828,780	$225,855	$2,197,906	$36,095	$2,234,001
December 31,2009	1,099,960	771,355	232,658	2,103,973	38,068	2,142,041

(1)Operating expense for Corporate and Other includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Adjustments to reconcile to earnings before income taxes:

	(In thousands)		(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total segment operating income	$49,655	$45,699	$86,317	$79,910
Corporate and other	(6,227)	(1,936)	(11,805)	(5,004)
Other income, net	384	47	536	348
Interest expense	(5,700)	(6,542)	(11,367)	(13,482)
Earnings before income taxes	$38,112	$37,268	$63,681	$61,772

13. COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Net earnings	$25,898	$24,454	$42,233	$40,259
Equity adjustments from foreign currency translations, net	(20,958)	37,337	(5,239)	24,361
Defined benefit pension and post-retirement plans, net	548	(324)	1,262	(147)
Total comprehensive income	$5,488	$61,467	$38,256	$64,473

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted period-over-period by foreign currency fluctuations and by the acquisitions of foreign entities.

As of January 1, 2010, the Corporation’s Canadian entity changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operations cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $18.6 million, attributable to current-rate translation of non-monetary assets, was recorded to the currency translation account.   This adjustment resulted in an increase to total comprehensive income and is reported within the “equity adjustment from foreign currency translations, net” caption above.

14.  CONTINGENCIES AND COMMITMENTS

The Corporation’s environmental obligations have not changed significantly from December 31, 2009.  The aggregate environmental liability was $20.1 million at June 30, 2010 and $20.9 million at December 31, 2009.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, covering estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.4 million.

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At June 30, 2010 and December 31, 2009, the Corporation had contingent liabilities on outstanding letters of credit of $43.9 million and $47.3 million, respectively.

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation has recorded a $6.5 million reserve related to the lawsuit.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff has filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In November of 2009, the Supreme Court of New Jersey granted Plaintiff’s Petition for Certification.  In March 2010, both parties presented arguments before the Supreme Court of New Jersey.  We are awaiting a decision and formal opinion from the Supreme Court of New Jersey.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

Effective on June 25, 2010, the Corporation entered into an agreement for the construction and lease of a new manufacturing facility.  The new facility will consist of two buildings totaling approximately 81,000 square feet situated on 12.5 acres in Baytown, Texas, and will serve as a manufacturing and fabrication facility for the Oil & Gas division in the Flow Control segment.    Under the agreement, the Corporation is obligated to pay annual fixed rent of $1.4 million for twenty years, with five years of free rent at the end of the term resulting in an initial term of 25 years.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
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

Therefore, for both the three months and six months ended June 30, 2010, our organic growth calculations do not include the operating results for our December 18, 2009 acquisition of Skyquest Systems Ltd. or our 2010 acquisitions of Hybricon Corporation and Specialist Electronics Services, Ltd. as they are considered incremental.  For the six months ended June 30, 2010, our organic growth calculations also exclude approximately one month of operating results for Nu-Torque, two months of operating results for EST Group, Inc. and five months operating results for our Eaton product line divestiture.    The Nu-Torque and EST Group, Inc. businesses were acquired on January 16, 2009 and March 5, 2009, respectively, while we sold our Eaton product line on May 6, 2009. The results of operations for this business have been removed from the comparable prior year period for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Three months ended June 30, 2010

For the second quarter of 2010, sales for the Company were $462 million. This was an increase of $15 million, or 3%, from $447 million for the second quarter of 2009.  The increase in sales was largely due to an increase in organic sales of $11 million, or 3%, over the same period from the prior year.  The growth in organic sales was driven by increases of $8 million in our Flow Control segment and $6 million in our Metal Treatment segment. Our Motion Control segment’s organic sales declined $3 million. Incremental sales, from our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd., were $4 million. Foreign currency translation had an unfavorable impact of less than $1 million on our sales in 2010 versus 2009.

Across the Company, we experienced modest organic sales growth of 3% over the prior year period; however, we are beginning to see signs of economic recovery within our commercial markets. Organic sales growth within our general industrial market was strong across all three segments.  This was driven by higher demand for our industrial control and embedded computing products as well as our coating and heat treating services.  We also experienced modest growth within our Metal Treatment and Motion Control segments’ commercial aerospace markets.  The growth in our Motion Control segment was driven by increased demand for our sensors and controls products used on various aircraft as well as the ramp-up of production on the Boeing 787 program.  The growth within our Metal Treatment was driven by higher demand for European shot peening services.  In contrast to our current year-over-year growth, these commercial markets were all declining in the second quarter of 2009, as compared to the same period in 2008.

While there are reasons for optimism within certain commercial markets, we continued to face challenges within our oil and gas and defense markets.  Within our oil and gas market, primarily in our Flow Control segment, we continued to experience delays in new order placement for our traditional valve products, offset in part by an increase in orders for our coker valve products in the international market.  Organic sales within our defense markets declined due to an expected decrease in the ground defense products, within our Motion Control segment. We experienced lower sales of embedded computing products for tanks and light armored vehicles, such as the Bradley Fighting Vehicle, as well as the lower sales due to the cancellation of the Army’s Future Combat Systems (“FCS”) program.  This decline in ground defense sales was largely offset by growth in our aerospace defense and naval markets within our Motion Control and Flow Control segments, respectively.  Most notably, the growth in these markets was driven by increased sales on the Global Hawk Unmanned Aerial Vehicle program and the Virginia class submarines.  Organic sales within our power generation market were essentially flat from the prior year period.

New orders decreased by $12 million ($392 million versus $404 million), or 3%, for the second quarter of 2010, as compared to the same period in 2009.  This decrease was primarily driven by lower orders for embedded computing products on aerospace defense and ground defense platforms and the timing of new orders in our Flow Control segment for the Virginia class submarine program.  Acquisitions, net of divestitures, contributed $3 million to new orders from the comparable quarter in 2009.

For the second quarter of 2010, operating income for the Company was $43 million, essentially flat as compared to the second quarter of 2009.  Organic operating income, however, increased by approximately $3 million, or 6%, but was offset by $3 million of unfavorable foreign currency translation.  Our segment organic operating margin was 11.5%, a 130 basis point improvement, as compared to 10.2% in the prior year period.  Our Metal Treatment, Flow Control and Motion Control segments’ organic operating income increased 52%, 17% and 6%, respectively, mainly due to savings generated from our cost reduction and restructuring programs. Non-segment operating expense increased by $4 million, mainly due to foreign exchange transactional gains in the prior year that did not recur in the current year, as well as higher pension and medical costs.  Our 2009 and 2010 acquisitions had a minimal impact on operating income in the second quarter of 2010.

Net earnings for the second quarter of 2010 totaled $26 million, or $0.56 per diluted share.  This was an increase of approximately 6%, from $24 million, or $0.54 per diluted share, in the second quarter of 2009.   As compared to the prior year period, the operating income of $43 million, noted above, was supplemented by a $1 million decrease in interest expense. Interest expense decreased due to lower average outstanding debt.  Our effective tax rate for the second quarter of 2010 was 32.0% as compared to 34.4% in the second quarter of 2009.  The lower effective tax rate was mainly driven by an increased domestic manufacturing deduction.

Six months ended June 30, 2010

For the first six months of 2010, sales for the Company were $904 million. This was an increase of $33 million, or 4%, from $871 million for the first six months of 2009.  The increase in sales was largely due to an increase in organic sales of $20 million, or 2%, over the same period from the prior year.  This was driven by increases in all three segments: $14 million in our Flow Control segment, $5 million in our Metal Treatment segment, and $1 million in our Motion Control segment. Incremental sales, driven by our acquisitions, were $7 million, or 1%, while the remaining sales increase of $5 million, or 1%, was due to the favorable effects of foreign currency translation.

For the first six months of 2010, we experienced modest organic growth across most major markets. Our general industrial, commercial aerospace, defense, and power generation markets all grew over the prior year period.  Organic sales growth within our general industrial market was strong across all three segments and was driven by higher demand for our industrial control and embedded computing products as well as our coating and heat treating services.  Growth in our commercial aerospace market was driven by increased demand for our sensors and controls products used on various commercial aircraft as well as the ramp-up production on the Boeing 787 program.  The increase in our defense markets was driven by strong increases in the aerospace and naval markets within our Motion Control and Flow Control segments.  Most notably, the growth in these markets was driven by increased sales on Virginia class submarines and Global Hawk Unmanned Aerial Vehicle programs, respectively.  These increases were largely offset by expected declines in the ground defense market within our Motion Control segment.  This was due to lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles, as well as the lower sales due to the cancellation of the Army’s Future Combat Systems (“FCS”) program.  Our power generation market, primarily in our Flow Control segment, saw higher sales as a result of increased demand for upgrades and plant maintenance on domestic nuclear reactors.  Overall, while we saw growth in several major markets, we continue to be challenged in the oil and gas market due to delays in new order placement for our traditional valve products.

New orders increased by $32 million ($894 million versus $862 million), or 4%, for the first six months of 2010, as compared to the same period in 2009.  The growth in new orders was mainly due to increases for defense aerospace flight systems and integrated sensing products in our Motion Control Segment, as well as new orders for international coker products in our Flow Control Segment.  Acquisitions, net of divestitures, contributed $8 million to new orders from the comparable period in 2009. Backlog decreased 1% to $1,614 million at June 30, 2010 from $1,627 million at December 31, 2009.

For the first six months of 2010, operating income for the Company was $75 million or flat as compared to the first six months of 2009.  Organic operating income increased by approximately $7 million, or 10%, but was offset by $7 million of unfavorable foreign currency translation.  Our segment organic operating margin was 10.5% for the first six months of 2010, a 130 basis point improvement, as compared to 9.2% in the prior year period.  Our Flow Control, Motion Control and Metal Treatment segments’ organic operating income increased 23%, 12% and 12%, respectively, mainly due to savings generated from our cost reduction and restructuring programs. Non-segment operating expense increased by $7 million, mainly due to higher pension and medical expenses.    Our 2009 and 2010 acquisitions had a minimal impact on operating income for the first six months of 2010.

Net earnings for the first six months of 2010 totaled $42 million, or $0.91 per diluted share.  This was an increase of $2 million, or 5%, from $40 million, or $0.88 per diluted share, in the first six months of 2009.   As compared to the prior year period, the operating income of $75 million, noted above, was supplemented by a $2 million decrease in interest expense. Interest expense decreased due to both lower average interest rates and lower average outstanding debt.  Our effective tax rate for the first six months of 2010 was 33.7% as compared to 34.8% in the first six months of 2009. The lower effective tax rate was mainly driven by an increased domestic manufacturing deduction, partially offset by the negative effect of the recently passed healthcare law, which eliminated a tax benefit associated with the federal subsidy for prescription drugs for retirees.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Segment Operating Performance:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2010	2009	%	2010	2009	%
Sales:
Flow Control	$251,855	$242,414	3.9%	$492,586	$472,786	4.2%
Motion Control	155,624	155,748	(0.1%)	302,997	296,457	2.2%
Metal Treatment	54,686	49,209	11.1%	108,357	101,920	6.3%

Total Sales	$462,165	$447,371	3.3%	$903,940	$871,163	3.8%

Operating Income:
Flow Control	$24,855	$21,728	14.4%	$41,524	$35,059	18.4%
Motion Control	18,343	19,513	(6.0%)	32,296	33,779	(4.4%)
Metal Treatment	6,457	4,458	44.8%	12,497	11,072	12.9%

Total Segments	49,655	45,699	8.7%	86,317	79,910	8.0%
Corporate & Other	(6,227)	(1,936)	221.6%	(11,805)	(5,004)	135.9%

Total Operating Income	$43,428	$43,763	(0.8%)	$74,512	$74,906	(0.5%)

Operating Margins:
Flow Control	9.9%	9.0%		8.4%	7.4%
Motion Control	11.8%	12.5%		10.7%	11.4%
Metal Treatment	11.8%	9.1%		11.5%	10.9%
Total Curtiss-Wright	9.4%	9.8%		8.2%	8.6%

Flow Control

Three months ended June 30, 2010

For the second quarter of 2010, sales for our Flow Control segment were $252 million.  This was an increase of approximately $9 million, or 4%, from $242 million for the second quarter of 2009.  Organic sales increased $8 million, or 3%, over the same period from the prior year; however, increases in the defense markets of $10 million and the general industrial market of $5 million were partially offset by decreases in the oil and gas and power generation markets of $ 4 million and $2 million, respectively. There were no incremental sales from acquisitions, for the quarter, and the impact from divestitures was less than $1 million.  The remaining sales increase of $1 million was due to the favorable effect of foreign currency translation.

The increase in organic sales in our defense markets was driven by strong increases in production on the Virginia class submarine as well as the Ford class aircraft carrier programs, most notably for our Electro-Magnetic Aircraft Launching System (“EMALS”).  In addition, we had increased sales of our helicopter handling systems.  These increases were partially offset by reductions in production for the DDG1000 destroyer program.  The organic growth in our general industrial market was based on higher demand for our industrial control products due to the timing of order placement in the industrial heating, ventilation, and air conditioning (“HVAC”) industry.  Within our oil and gas market, we continued to experience delays in new order placement for our traditional valve products; however, these declines were partially offset by increases for our coker valve products in the international market.  Organic sales to our commercial power market declined due to lower sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors in China, which were largely offset by increased demand for upgrades and plant maintenance on domestic nuclear reactors.

New orders decreased by $26 million ($182 million versus $208 million), or 13%, for the second quarter of 2010, as compared to the same period in 2009.  In the second quarter of 2009, we received several large orders in support of the Virginia class submarine program that did not recur in the second quarter of 2010.

For the second quarter of 2010, operating income for our Flow Control segment was $25 million.  This was an increase of approximately $3 million, or 14%, from $22 million for the second quarter of 2009.  Organic operating income increased by approximately $4 million from the prior year period.  Our organic operating margin increased 120 basis points. This was mainly due to improved cost performance on certain long-term contracts and savings generated from our cost reduction and restructuring programs.  Foreign currency translation had an unfavorable impact of $1 million on our operating income in 2010 versus 2009.

Six months ended June 30, 2010

For the first six months of 2010, sales for our Flow Control segment were $493 million.  This was an increase of approximately $20 million, or 4%, from $473 million for the first six months of 2009.  Organic sales increased $14 million, or 3%, over the same period from the prior year; however, increases in the defense markets of $15 million and the general industrial market of $4 million were partially offset by decreases in the oil and gas market of $7 million. In addition, our 2009 acquisitions of EST and Nu-Torque contributed $2 million in incremental sales.  The remaining sales increase of $4 million was due to the favorable effect of foreign currency translation.

The increase in organic sales in our defense markets was driven by strong increases in production on the Virginia class submarines due to the advanced procurement for the ramp up in production from one to two submarines per year.  In addition, we had increased sales of our EMALS in support of the Ford class carrier program and increased sales of our helicopter handling systems. These increases were partially offset by reductions in production for the DDG1000 destroyer program.  The organic growth in our general industrial market was based on higher demand for our industrial control products due to the timing of order placement in the HVAC industry.  Within our oil and gas market, we continued to experience delays in new order placement for our traditional valve products; however, these declines were mostly offset by a strong increase for our coker valve products on the international market.  Organic growth in our commercial power market was relatively flat.  We continued to experience increased demand for upgrades and plant maintenance on domestic nuclear reactors as well as increases in our domestic sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors; however, these increases were largely offset by lower AP1000 sales in China.

New orders for the six months of 2010 were relatively flat ($478 million versus $476 million), an increase of less than 1%, as compared to the same period in 2009.  Large increases in new orders for international coker products were fully offset by a reduction in orders for helicopter handling systems on naval applications.  Acquisitions, net of divestitures, contributed $3 million to new orders from the comparable period in 2009.  Backlog decreased 1% to $1,166 million at June 30, 2010 from $1,182 million at December 31, 2009.

For the first six months of 2010, operating income for our Flow Control segment was $42 million.  This was an increase of approximately $6 million, or 18%, from $35 million for the first six months of 2009.  Organic operating income increased by approximately $8 million from the prior year period, while incremental operating income was relatively flat.  Our organic operating margin increased 140 basis points. This was mainly impacted by savings generated by our cost reduction and restructuring programs, reduced compensation expenses and improved delivery and cost performance on certain long-term contracts which more than offset the $2 million gain recognized on the acquisition of Nu-Torque in the first quarter of 2009. Foreign currency translation had an unfavorable impact of $1 million on our results in 2010 versus 2009.

Motion Control

Three months ended June 30, 2010

For the second quarter of 2010, sales for our Motion Control segment were $156 million, or flat as compared to the second quarter of 2009.  Organic sales decreased $3 million, or 2%, over the prior year period. Organic sales in our ground defense market declined $18 million; however, this was largely offset by sales increases in our general industrial and aerospace defense markets of $8 million and $7 million, respectively. Our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd. contributed incremental sales of $4 million or 2% to sales growth for the quarter.  The remaining sales decrease of $1 million was due to the unfavorable effect of foreign currency translation.

The organic sales decrease in the ground defense market was driven by both the cancellation of the Army’s Future Combat Systems (“FCS”) as well as lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles.  This decline was partially offset by an increase in the aerospace defense market which was driven primarily by higher sales for our embedded computing products on various domestic and international aircraft programs, most notably the Global Hawk Unmanned Aerial Vehicle program.  Partially offsetting the negative net impact of our defense markets was an increase in organic sales in our general industrial market, for both embedded computing and controller products, due to improving economic conditions.  In addition, organic sales growth was realized in our commercial aerospace market, due in large part to increases in demand for our sensors and controls products used on commercial aircraft and the ramp-up of production on the Boeing 787 program.

New orders increased by $8 million ($156 million versus $147 million), or 6%, for the second quarter of 2010, as compared to the same period in 2009. The growth in new orders was mainly due to increases for flight controls and integrated sensing products in our aerospace defense market, partially offset by lower orders for embedded computing products for aerospace defense and ground defense platforms.   Acquisitions, net of divestitures, contributed $2 million to new orders from the comparable quarter in 2009.

For the second quarter of 2010, operating income for our Motion Control segment was $18 million.  This was a decrease of $1 million, or 6%, as compared to the second quarter of 2009.  Organic operating income increased by approximately $1 million for the quarter, while incremental operating income was relatively flat.  Organic operating margin increased 100 basis points, mainly due to savings generated by our cost reduction and restructuring programs.  Foreign currency translation had an unfavorable impact of $2 million on our results in 2010 versus 2009.

Six months ended June 30, 2010

For the first six months of 2010, sales for our Motion Control segment were $303 million.  This was an increase of $7 million, or 2%, from $296 million for the first six months of 2009.  Organic sales increased by approximately $1 million, or less than 1%, over the same period from the prior year; however, strong increases in our aerospace defense market of $14 million, general industrial market of $9 million, and our commercial aerospace market of $7 million were largely offset by a decrease in our ground defense market of $27 million. In addition, our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd. contributed $5 million, or 2%, in incremental sales.  Foreign currency translation had a favorable impact of less than $1 million on our results in 2010 versus 2009.

The increase in organic sales in our general industrial market was driven by demand for both embedded computing and controller products to various customers. Due to improving economic conditions, we have experienced year-over-year growth in this market for two consecutive quarters.  The organic sales growth realized in our commercial aerospace market is due to increased demand for our sensors and controls products on commercial aircraft as well as higher sales of flight controls on the 787 and 737 series aircraft.  The 787 series program continues to ramp-up, while the 737 series flight controls increased due to the lingering effects of the fourth quarter 2008 Boeing strike.  Offsetting the positive performance in these commercial markets was a decline in organic sales of $14 million in our defense markets.  A strong decrease in the ground defense market of $27 million was partially offset by an increase in the aerospace defense market of $14 million. The decrease in the ground defense market was driven by both the cancellation of the Army’s Future Combat Systems (“FCS”) as well as lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles. The increase in the aerospace defense market was driven primarily by higher sales for our embedded computing products on the Global Hawk Program as well as various integrated sensing products on international aircraft and helicopter programs.

New orders increased by $24 million ($308 million versus $284 million), or 8%, for the first six months of 2010, as compared to the same period in 2009. The growth in new orders was mainly due to increases for flight systems and integrated sensing products in our aerospace defense market, partially offset by lower orders for embedded computing products on tanks and light armored vehicles. Acquisitions, net of divestitures, contributed $6 million to incremental from the comparable period in 2009.  Backlog increased 1% to $446 million at June 30, 2010 from $443 million at December 31, 2009.

For the first six months of 2010, operating income for our Motion Control segment was $32 million.  This was a decrease of $1 million, or 4%, from $34 million for the first six months of 2009.  Organic operating income increased by approximately $4 million for the period, while incremental operating income was relatively flat. Organic operating margin increased 140 basis points, mainly due to savings generated by our cost reduction and restructuring programs. Foreign currency translation had an unfavorable impact of $5 million on our results in 2010 versus 2009.

Metal Treatment

Three months ended June 30, 2010

For the second quarter of 2010, sales for our Metal Treatment segment were $55 million.  This was an increase of $5 million, or 11%, from $49 million for the second quarter of 2009.  Organic sales increased $6 million, or 13%, over the same period from the prior year. Organic sales increased across most major markets, most notably in the general industrial and commercial aerospace markets of $4 million and $2 million, respectively. The increase in sales in the general industrial market was mainly due to increases in demand for coating and heat treating services.  Increased sales in the commercial aerospace market were driven by higher demand for European shot peening services. Foreign currency translation had an unfavorable impact of less than $1 million on our results in 2010 versus 2009.

For the second quarter of 2010, operating income for our Metal Treatment segment was $6 million.  This was an increase of $2 million, or 45%, from $4 million for the second quarter of 2009.  Organic operating income increased by approximately $2 million for the quarter, while incremental operating income and foreign currency translation were both flat.  Organic operating margin increased 310 basis points, primarily driven by higher volumes resulting in favorable absorption in our shot peening and heat treating businesses as well as savings generated by our cost reduction and restructuring programs.

Six months ended June 30, 2010

For the first six months of 2010, sales for our Metal Treatment segment were $108 million.  This was an increase of $6 million, or 6%, from $102 million for the first six months of 2009.  Organic sales increased $5 million, or 5%, over the same period from the prior year. An organic sales increase in the general industrial market of $6 million was partially offset by a decrease in the oil and gas market of $1 million. The increase in sales in the general industrial market was mainly due to increases in demand for coating and heat treating services.  The decline in sales in the oil and gas market was driven by lower demand for shot peening and heat treating services. The remaining sales increase of $1 million was due to the favorable effect of foreign currency translation.

For the first six months of 2010, operating income for our Metal Treatment segment was $12 million.  This was an increase of $1 million, or 13%, from $11 million for the first six months of 2009.  Organic operating income increased by approximately $1 million for the quarter, while incremental operating income and foreign currency translation were both flat. Organic operating margin increased 60 basis points,  The increase was mainly due to savings generated by our cost reduction and restructuring programs which was partially offset by higher start-up costs for expansion into international markets.

Corporate and Other

Non-segment operating expense increased $4 million for the second quarter of 2010 and $7 million for the first six months of 2010, versus the comparable prior year periods.  The increase for the second quarter was mainly due to foreign exchange transactional gains in the prior year that did not recur in the current year, as well as higher pension and medical costs. The increase for the first six months of 2010 was mainly due to higher pension and medical expenses.

Interest Expense

Interest expense decreased by $1 million for the second quarter of 2010 and $2 million for the first six months of 2010, versus the comparable prior year periods.  The decrease in interest expense for the second quarter and first six months of 2010 was mainly due to lower average outstanding debt. Our average outstanding debt decreased 13% for both the second quarter and first six months of 2010.  Our average rate of borrowing was flat for the second quarter of 2010 and decreased 15 basis points for the first six months of 2010, as compared to the prior year periods.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating Activities

	June 30, 2010	December 31, 2009
Working Capital	$418,891	$313,182
Ratio of Current Assets to Current Liabilities	1.9 to 1	1.6 to 1
Cash and Cash Equivalents	$71,744	$65,010
Days Sales Outstanding	57 days	44 days
Inventory Turns	4.2	4.3

Our working capital was $419 million at June 30, 2010, an increase of $106 million from $313 million at December 31, 2009.  Excluding cash, working capital increased $99 million from December 31, 2009.  Working capital changes were mainly affected by an increase in accounts receivable of $48 million.  This was due to both higher trade receivables and unbilled receivables on long-term contracts.  In addition, inventory increased of $11 million due to a build up for future sales, stocking of new programs and purchase of long-lead time materials, while accounts payable decreased by $15 million due primarily to lower days payable outstanding.

During the first six months of 2010 we incurred additional liabilities of $3 million related to business restructuring costs.  These costs were in addition to the $7 million established in 2008 and $6 million in 2009.  We expect to incur a total of $16 million related to these activities, inclusive of the above amounts.  A portion of these liabilities have been paid and remaining payments are expected to occur in 2010 and will be funded through normal operations.  We estimate annualized cash savings from these initiatives to be approximately $10 – 15 million after the completion of the restructuring activities.  Please refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our restructuring.

As a result of prior funding holidays and the merger of the EMD Pension Plan into the Curtiss-Wright Pension Plan, we have not made pension contributions to our qualified plan since 2007; however, we do expect to make contributions in the range of $25 to 30 million in 2011.

Investing Activities

Capital expenditures were $22 million in the first six months of 2010. Principle capital expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments.  We expect to make additional capital expenditures of approximately $53 million for the remainder of 2010.  In addition to the general purposes described above, our second half expenditures will include increased costs for new machinery and equipment at our Electro-Mechanical Systems division as well as costs associated with the new manufacturing and fabrication facility in our Oil & Gas division. See Footnote 14 for additional information regarding the new facility

Financing Activities

During the first six months of 2010, we used $175 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund operating and investing activities. The unused credit available under this Revolving Credit Agreement at June 30, 2010 was $196 million. The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.9% for the second quarter and 4.0% for the first six months of 2010.

The Company reclassified $75 million from long-term to short-term debt in September of 2009, due to private placement debt maturing in September of 2010.  The Company believes it has sufficient cash, cash flows, and available borrowings under its revolving lines of credit to satisfy this obligation.

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

Recently issued accounting standards:

New accounting pronouncements have been issued by the FASB which are not yet effective until after June 30, 2010.  For further discussion of new accounting standards, see Note 1 to the Condensed Consolidated Financial Statements..

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended June 30, 2010.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of our 2009 Annual Report on Form 10-K, as amended.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

PART II- OTHER INFORMATION

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2010.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2009 Annual Report on Form 10-K, as amended.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2010.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2010 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2009 Annual Report on Form 10-K, as amended.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Form 8-K filed November 17, 2008)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit 101.INS	XBRL instance document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
                   (Registrant)

By:_/s/ Glenn E. Tynan___________
         Glenn E. Tynan
         Vice President Finance / C.F.O.
         Dated:  August 9, 2010