Form 10-Q
period 2010-09-30
CURTISS WRIGHT CORP
filed 2010-11-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

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

Common Stock, par value $1.00 per share: 46,101,590 shares (as of October 31, 2010).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

Net sales	$465,813	$435,750	$1,369,753	$1,306,913
Cost of sales	310,096	293,435	921,669	884,256
Gross profit	155,717	142,315	448,084	422,657

Research and development expenses	13,218	13,824	40,894	40,148
Selling expenses	27,560	25,407	83,900	78,685
General and administrative expenses	66,853	66,866	200,692	192,700
Operating income	48,086	36,218	122,598	111,124

Other income, net	86	309	622	657
Interest expense	(5,815)	(5,923)	(17,182)	(19,405)

Earnings before income taxes	42,357	30,604	106,038	92,376
Provision for income taxes	14,573	10,489	36,021	32,002

Net earnings	$27,784	$20,115	$70,017	$60,374

Basic earnings per share	$0.61	$0.44	$1.53	$1.34
Diluted earnings per share	$0.60	$0.44	$1.51	$1.32

Dividends per share	$0.08	$0.08	$0.24	$0.24

Weighted average shares outstanding:
Basic	45,898	45,356	45,765	45,165
Diluted	46,276	45,828	46,253	45,617

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$83,913	$65,010
Receivables, net	472,680	404,539
Inventories, net	301,720	285,608
Deferred tax assets, net	47,157	48,777
Other current assets	39,458	33,567
Total current assets	944,928	837,501
Property, plant, and equipment, net	395,370	401,149
Goodwill	689,461	648,452
Other intangible assets, net	245,070	242,506
Deferred tax assets, net	1,128	1,994
Other assets	10,651	10,439
Total Assets	$2,286,608	$2,142,041

Liabilities
Current Liabilities:
Current portion of short-term and long-term debt	$2,551	$80,981
Accounts payable	111,013	129,880
Dividends payable	3,692	-
Accrued expenses	97,088	90,855
Income taxes payable	3,767	4,212
Deferred revenue	142,782	167,683
Other current liabilities	40,928	50,708
Total current liabilities	401,821	524,319
Long-term debt	524,071	384,112
Deferred tax liabilities, net	30,230	25,549
Accrued pension and other postretirement benefit costs	136,941	120,930
Long-term portion of environmental reserves	19,084	18,804
Other liabilities	47,015	41,570
Total Liabilities	1,159,162	1,115,284
Contingencies and Commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,558	48,214
Additional paid in capital	125,529	111,707
Retained earnings	1,039,563	980,590
Accumulated other comprehensive income (loss)	4,018	(19,605)
	1,217,668	1,120,906
Less: Cost of treasury stock	(90,222)	(94,149)
Total Stockholders' Equity	1,127,446	1,026,757
Total Liabilities and Stockholders' Equity	$2,286,608	$2,142,041

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$70,017	$60,374
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,873	57,276
Net loss on sales and disposals of long-lived assets	979	882
Gain on bargain purchase	-	(1,937)
Deferred income taxes	3,194	808
Share-based compensation	7,920	9,334
Change in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in receivables	(75,263)	16,563
Increase in inventories	(9,096)	(8,412)
Increase (decrease) in progress payments	6,847	(12,750)
Decrease in accounts payable and accrued expenses	(12,263)	(49,087)
(Decrease) increase in deferred revenue	(24,901)	23,625
Decrease in income taxes payable	(4,431)	(16,409)
Increase in net pension and postretirement liabilities	19,024	16,245
Increase in other current and long-term assets	(1,084)	(166)
Decrease in other current and long-term liabilities	(2,124)	(15,307)
Total adjustments	(32,325)	20,665
Net cash provided by operating activities	37,692	81,039
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	744	2,933
Acquisitions of intangible assets	(1,511)	(321)
Additions to property, plant, and equipment	(38,802)	(61,026)
Acquisition of businesses, net of cash acquired	(42,200)	(50,764)
Net cash used for investing activities	(81,769)	(109,178)
Cash flows from financing activities:
Borrowings on debt	386,600	585,210
Principal payments on debt	(325,247)	(553,734)
Proceeds from exercise of stock options	9,731	10,450
Dividends paid	(7,352)	(7,261)
Excess tax benefits from share-based compensation	222	264
Net cash provided by financing activities	63,954	34,929
Effect of exchange-rate changes on cash	(974)	5,004
Net increase in cash and cash equivalents	18,903	11,794
Cash and cash equivalents at beginning of period	65,010	60,705
Cash and cash equivalents at end of period	$83,913	$72,499
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$49,766	$56,749
Additional consideration paid on prior year acquisitions	1,153	80
Liabilities assumed from current year acquisitions	(8,033)	(4,125)
Gain on bargain purchase	-	(1,937)
Cash acquired	(686)	(3)
Acquisition of businesses, net of cash acquired	$42,200	$50,764
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock

December 31, 2008	$47,903	$94,500	$899,928	$(72,551)	$(103,018)
Net earnings	-	-	95,221		-
Pension and postretirement
adjustment, net	-	-	-	16,350	-
Foreign currency translation
adjustments, net	-	-	-	36,596	-
Dividends paid	-	-	(14,559)	-	-
Stock options exercised, net	311	6,085	-	-	4,727
Share-based compensation	-	11,431	-	-	3,833
Other	-	(309)	-	-	309
December 31, 2009	$48,214	$111,707	$980,590	$(19,605)	$(94,149)
Net earnings	-	-	70,017		-
Pension and postretirement
adjustment, net	-	-	-	1,562	-
Foreign currency translation
adjustments, net	-	-	-	22,061	-
Dividends declared	-	-	(11,044)	-	-
Stock options exercised, net	344	7,831	-	-	1,998
Share-based compensation	-	6,310	-	-	1,610
Other	-	(319)	-	-	319
September 30, 2010	$48,558	$125,529	$1,039,563	$4,018	$(90,222)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation with its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil and gas, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 57 manufacturing facilities and 66 metal treatment service facilities.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright Corporation and its majority-owned subsidiaries.  All intercompany accounts, transactions, and profits are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, estimates for warranty reserves, and future legal and environmental costs. Actual results may differ from these estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  In addition, employers’ disclosures about postretirement benefit plan assets are required to disclose classes of assets instead of major categories of assets.  The new guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our disclosures.  See Footnote 7 for additional information.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Amendments to Certain Recognition and Measurement Requirements
In February 2010, new guidance was issued to provide certain recognition and disclosure requirements surrounding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance  requires U.S. Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date that the financial statements are issued and by removing the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The new guidance was effective upon issuance.  In accordance with this guidance, the Corporation has determined no subsequent events have occurred that would require adjustment to or additional disclosure in its condensed consolidated financial statements.

STANDARDS ISSUED BUT NOT YET EFFECTIVE

Revenue Recognition – Milestone Method
In April 2010, new guidance was issued that provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, as well as the associated disclosure requirements.  The new guidance clarifies that a vendor can recognize consideration that is contingent on achieving a milestone as revenue in the period in which the milestone is achieved, only if the milestone meets all criteria to be considered substantive.  The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

Revenue Arrangements with Multiple Deliverables
In September 2009, new guidance was issued on revenue arrangements with multiple deliverables.  The new guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for undelivered items; establishes a selling price hierarchy to help entities allocate arrangement consideration to separate units of account; requires the relative selling price allocation method for all arrangements; and expands required disclosures.  The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

Certain Revenue Arrangements That Include Software Elements
In September 2009, new guidance was issued on certain revenue arrangements that include software elements. The new guidance amended past guidance on software revenue recognition to exclude from its scope all tangible products containing both software and non-software elements that function together to interdependently deliver the product’s essential functionality. The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.           ACQUISITIONS

The Corporation acquired two businesses during the nine months ended September 30, 2010.  The acquisitions have been accounted for as purchases under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.  The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life, based upon analysis which includes input from third party appraisals.  The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

Motion Control Segment

Hybricon Corporation

On June 1, 2010, the Corporation acquired all the issued and outstanding stock of Hybricon Corporation (“Hybricon”) for $19.0 million in cash.  Under the terms of the Stock Purchase Agreement, the Corporation deposited $2.3 million into escrow as security for potential indemnification claims against the seller.  The escrow amount will be held for a period of eighteen months, provided that 50% of the escrow will be released after twelve months subject to amounts held back for pending claims.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Accounts receivable	$2,273
Inventory	2,075
Property, plant, and equipment	151
Other current assets	68
Intangible assets	6,677
Current liabilities	(1,420)
Deferred income taxes	(2,223)
Net tangible and intangible assets	7,601
Purchase price	18,976
Goodwill	$11,375

The goodwill of $11.4 million consists largely of synergies from combining the operations of Hybricon with the Corporation’s Electronic Systems business in Littleton, MA as well as value associated with the acquisition’s assembled workforce.  The Corporation has determined that the goodwill will not be deductible for tax purposes.

Hybricon designs and manufactures custom and standards-based enclosures and electronic backplanes for defense and commercial applications, and is a leading supplier for predominant embedded commercial-off-the-shelf system architectures.  Hybricon had 72 employees as of the date of the acquisition and is located in Ayer, MA.  Revenues of the acquired business were $16.8 million for the fiscal year ended June 30, 2009.

Specialist Electronics Services Limited

On June 21, 2010, the Corporation acquired all the issued and outstanding stock of Specialist Electronics Services Ltd. (“SES”) for £15.0 million ($22.1 million), net of cash acquired.  Under the terms of the Share Purchase Agreement, the Corporation deposited £1.9 million ($2.8 million) into escrow as security for potential indemnification claims against the seller.  The escrow amount will be held for a period of twenty-four months, provided that 50% of the escrow will be released after twelve months subject to amounts held back for pending claims.  Management funded the purchase from a combination of cash generated from foreign operations and the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(USD, In thousands)
Accounts receivable	$1,680
Inventory	829
Property, plant, and equipment	205
Other current assets	16
Intangible assets	7,525
Current and non-current liabilities	(2,241)
Deferred income taxes	(2,089)
Net tangible and intangible assets	5,925
Purchase price	22,131
Goodwill	$16,206

The goodwill of £11.0 million ($16.2 million) consists largely of synergies achieved through the introduction of SES products to the Corporation’s distribution channels as well as synergies achieved from combining the operations of SES with the Corporation’s United Kingdom based operations.  The Corporation has determined that the goodwill will not be deductible for tax purposes.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           RECEIVABLES

Receivables at September 30, 2010 and December 31, 2009 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables for those periods is as follows:

	(In thousands)
	September 30,	December 31,
	2010	2009
Billed Receivables:
Trade and other receivables	$290,024	$264,191
Less: Allowance for doubtful accounts	(3,983)	(3,997)
Net billed receivables	286,041	260,194
Unbilled Receivables:
Recoverable costs and estimated earnings not billed	216,323	163,115
Less: Progress payments applied	(29,684)	(18,770)
Net unbilled receivables	186,639	144,345
Receivables, net	$472,680	$404,539

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30,	December 31,
	2010	2009
Raw material	$152,157	$131,108
Work-in-process	72,366	67,351
Finished goods and component parts	78,600	84,674
Inventoried costs related to U.S. Government and other long-term contracts	49,147	53,597
Gross inventories	352,270	336,730
Less: Inventory reserves	(43,234)	(39,739)
Progress payments applied, principally related to long-term contracts	(7,316)	(11,383)
Inventories, net	$301,720	$285,608

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2009	$308,051	$311,546	$28,855	$648,452
Goodwill from 2010 acquisitions		27,581		27,581
Change in estimate to fair value of net
assets acquired in prior year	51			51
Additional consideration of prior years’ acquisitions		(1,066)		(1,066)
Other adjustments		(1,264)		(1,264)
Currency translation adjustment	730	14,923	54	15,707
September 30, 2010	$308,832	$351,720	$28,909	$689,461

As of January 1, 2010, one of the Corporation’s Canadian entities changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operation’s cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $13.4 million, attributable to current-rate translation, was recorded to goodwill.  This adjustment resulted in an increase to goodwill and is reported within the “currency translation adjustment” caption above.

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

	(In thousands)
September 30, 2010	Gross	Accumulated Amortization	Net
Technology	$144,706	$(52,202)	$92,504
Customer related intangibles	188,019	(64,741)	123,278
Other intangible assets	40,161	(10,873)	29,288
Total	$372,886	$(127,816)	$245,070

	(In thousands)
December 31, 2009	Gross	Accumulated Amortization	Net
Technology	$135,879	$(44,051)	$91,828
Customer related intangibles	174,884	(54,614)	120,270
Other intangible assets	38,887	(8,479)	30,408
Total	$349,650	$(107,144)	$242,506

The following table presents the changes in the net balance of intangibles assets during the nine months ended September 30, 2010.

	(In thousands)
		Customer
		Related	Other
	Technology, net	Intangibles, net	Intangible Assets, net	Total
December 31, 2009	$91,828	$120,270	$30,408	$242,506
Acquired during 2010	5,272	10,131	321	15,724
Amortization expense	(7,159)	(9,769)	(2,349)	(19,277)
Net currency translation adjustment	2,563	2,646	908	6,117
September 30, 2010	$92,504	$123,278	$29,288	$245,070

As of January 1, 2010, one of the Corporation’s Canadian entities changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operations cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $5.5 million, attributable to current-rate translation, was recorded to intangible assets.  This adjustment resulted in an increase to other intangible assets and is reported within the “net currency translation adjustment” caption above.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The Corporation values its derivative instruments by using the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of the Corporation’s foreign exchange derivative forwards are valued at Level 2.  In addition, no transfers have been made between the levels.

Derivatives

As of September 30, 2010, the fair value of these instruments is $0.1 million. These instruments are classified as other current liabilities and other current assets. See the following tables for information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Earnings.

		Fair Values of Derivative Instruments
		(In thousands)
		Balance Sheet Location
		Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2010	2009		2010	2009
Foreign exchange contracts:
Transactional	Other Current Assets	$34	$-	Other Current Liabilities	$61	$342
Forecasted	Other Current Assets	163	41	Other Current Liabilities	17	-
Total		$197	$41		$78	$342

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		September 30,	September 30,
		2010	2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$(1,806)	$(2,232)
Forecasted	General and Administrative Expenses	321	925
Total		$(1,485)	$(1,307)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended
		September 30,	September 30,
		2010	2009
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$71	$320
Forecasted	General and Administrative Expenses	228	1,287
Total		$299	$1,607

Debt

The estimated fair values of the Corporation’s fixed rate debt instruments at September 30, 2010 aggregated to $313.7 million compared to a carrying value of $275.0 million.  The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of September 30, 2010.  All of the Corporation’s fixed rate debt is classified as Level 2 in accordance with the fair value hierarchy.

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

	(In thousands)
	2010	2009
Warranty reserves at January 1,	$13,479	$10,775
Provision for current year sales	5,138	5,850
Current year claims	(4,203)	(2,983)
Change in estimates to pre-existing warranties	(1,177)	(1,477)
Increase due to acquisitions	25	127
Foreign currency translation adjustment	44	393
Warranty reserves at September 30,	$13,306	$12,685

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

9.           FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million that was recorded against goodwill in accordance with the guidance on Business Combinations.  These acquisitions are consolidated into the Motion Control segment.  The accrual was established as of December 31, 2008 for $7.1 million. Based upon further analysis of the restructuring activities an additional $0.5 million was recorded in 2009.  The restructuring accrual consists of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business. As of September 30, 2010, the Corporation has completed its actions under the VMETRO and Mechetronics restructuring plans.

During 2009, the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally.  The decision was based on a review of various cost saving initiatives undertaken in connection with the development of the Corporation’s budget and operating plan. This plan impacted all three of the Corporation’s operating segments and resulted in costs incurred of $5.6 million. During the nine months ended September 30, 2010, the Corporation continued to consolidate existing operations and incurred an additional $2.9 million consisting of severance costs to involuntarily terminate certain employees; relocation costs; exit activities of certain facilities, including lease cancellation costs; and external legal and consulting fees.  These costs were recorded in the Condensed Consolidated Statement of Earnings with the majority of the costs affecting the general and administrative expenses, cost of sales, selling, and research and development costs for $1.6 million, $1.1 million, $0.1 million, and $0.1 million, respectively.  The liability is included in other current liabilities.  As of September 30, 2010, the Corporation has completed its actions under the 2009 restructuring plan.

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
Flow Control
December 31, 2009	$57	$-	$-	$57
Provisions	895	735	346	1,976
Payments	(785)	(378)	(346)	(1,509)
Adjustments	-	-	-	-
Net currency translation adjustment	-	-	-	-
September 30, 2010	$167	$357	$-	$524

Motion Control
December 31, 2009	$1,545	$1,080	$125	$2,750
Provisions	566	71	103	740
Payments	(1,511)	(618)	(165)	(2,294)
Adjustments	(358)	(497)		(855)
Net currency translation adjustment	(23)	(27)		(50)
September 30, 2010	$219	$9	$63	$291

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Metal Treatment
December 31, 2009	$-	$-	$-	$-
Provisions	-	64	105	169
Payments	-	(10)	(105)	(115)
Adjustments	-	-	-	-
Net currency translation adjustment	-	-	-	-
September 30, 2010	$-	$54	$-	$54

Total Curtiss-Wright
December 31, 2009	$1,602	$1,080	$125	$2,807
Provisions	1,461	870	554	2,885
Payments	(2,296)	(1,006)	(616)	(3,918)
Adjustments	(358)	(497)	-	(855)
Net currency translation adjustment	(23)	(27)	-	(50)
September 30, 2010	$386	$420	$63	$869

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

Pension Plans
The components of net periodic pension cost for the three and nine months ended September 30, 2010 and 2009 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$7,281	$8,510	$21,356	$20,452
Interest cost	7,112	6,863	19,669	18,262
Expected return on plan assets	(7,744)	(7,280)	(21,651)	(21,731)
Amortization of:
Prior service cost	276	164	833	484
Unrecognized actuarial loss	1,029	1,326	2,561	1,785
Net periodic benefit cost	$7,954	$9,583	$22,768	$19,252
Curtailment loss	106	-	75	83
Total periodic benefit cost	$8,060	$9,583	$22,843	$19,335

During the three months ended September 30, 2009, the Corporation recorded a $3.8 million correction to pension expense due to an actuarial calculation error, $2.0 million of which related to 2008.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

During the nine months ended September 30, 2010, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and expects to make no contributions in 2010.  However, we do expect to make contributions in the range of $35 to $40 million in 2011.  In addition, contributions of $3.3 million were made to the Corporation’s foreign benefit plans during the first nine months of 2010.  Contributions to the foreign benefit plans are expected to be $1.5 million in the fourth quarter of 2010.

Other Postretirement Benefit Plans
The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and nine months ended September 30, 2010 and 2009 were:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$82	$178	$460	$488
Interest cost	188	382	1,056	1,219
Amortization of unrecognized actuarial gain	(564)	(235)	(876)	(617)
Net periodic postretirement benefit cost	$(294)	$325	$640	$1,090

During the third quarter, the Corporation revised 2010 expense related to our OPEB plans due to favorable claims and demographic experience.  This resulted in a $0.8 million reduction in expense for the three and nine month periods.

During the nine months ended September 30, 2010, the Corporation paid $1.1 million on the postretirement plans.  During the fourth quarter of 2010, the Corporation anticipates contributing $0.6 million to the postretirement plans.

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	45,898	45,356	45,765	45,165
Dilutive effect of share-based and deferred stock compensation	378	472	488	452
Diluted weighted average shares outstanding	46,276	45,828	46,253	45,617

At September 30, 2010 and 2009, there were 2,064,000 and 681,000 stock options outstanding, respectively, that had exercise prices that were in excess of the average market price of the Corporation’s common stock.  As such, the Corporation did not include these stock options in its calculation of diluted earnings per shares, as their effect would have been anti-dilutive for those periods.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales
Flow Control	$249,255	$237,938	$741,842	$710,746
Motion Control	162,719	149,300	470,455	447,565
Metal Treatment	54,437	49,709	163,266	152,592
Less: Intersegment Revenues	(598)	(1,197)	(5,810)	(3,990)
Total Consolidated	$465,813	$435,750	$1,369,753	$1,306,913

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income (expense)
Flow Control	$26,030	$22,274	$67,554	$57,333
Motion Control	21,730	16,512	54,026	50,291
Metal Treatment	5,639	4,354	18,136	15,426
Corporate and Eliminations(1)	(5,313)	(6,922)	(17,118)	(11,926)
Total Consolidated	$48,086	$36,218	$122,598	$111,124

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total operating income	$48,086	$36,218	$122,598	$111,124
Other income, net	86	309	622	657
Interest expense	(5,815)	(5,923)	(17,182)	(19,405)
Earnings before income taxes	$42,357	$30,604	$106,038	$92,376

(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	(In thousands)
	September 30,	December 31,
	2010	2009
Identifiable Assets
Flow Control	$1,149,232	$1,099,960
Motion Control	867,734	771,355
Metal Treatment	233,653	232,658
Corporate and Other	35,989	38,068
Total Consolidated	$2,286,608	$2,142,041

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	(In thousands)		(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings	$27,784	$20,115	$70,017	$60,374
Equity adjustments from foreign currency translations, net	27,300	9,479	22,061	33,840
Defined benefit pension and post-retirement plans, net	300	723	1,562	576
Total comprehensive income	$55,384	$30,317	$93,640	$94,790

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted period-over-period by foreign currency fluctuations and by the acquisitions of foreign entities.

As of January 1, 2010, one of the Corporation’s Canadian entities changed its functional currency from the U.S. dollar to the Canadian dollar.  The nature of this operations cash flow changed from predominately U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency.  In accordance with the guidance on foreign currency translation, an adjustment of $18.6 million, attributable to current-rate translation of non-monetary assets, was recorded in the first quarter of 2010 to the currency translation account.   This adjustment resulted in an increase to total comprehensive income and is reported within the “Equity adjustment from foreign currency translations, net” caption above.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation recorded a $6.5 million reserve related to the lawsuit.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In November of 2009, the Supreme Court of New Jersey granted Plaintiff’s Petition for Certification.  In March 2010, both parties presented arguments before the Supreme Court of New Jersey.  We continue to wait for a decision and formal opinion from the Supreme Court of New Jersey.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2009.  The aggregate environmental liability was $21.0 million at September 30, 2010 and $20.9 million at December 31, 2009.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation, in the form of a parent company guarantee, covering estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.4 million.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At September 30, 2010 and December 31, 2009, the Corporation had contingent liabilities on outstanding letters of credit of $46.6 million and $47.3 million, respectively.

On June 25, 2010, the Corporation entered into an agreement for the construction and lease of a new manufacturing facility.  The new facility will consist of two buildings totaling approximately 81,000 square feet situated on 12.5 acres in Baytown, Texas, and will serve as a manufacturing and fabrication facility for the Oil and Gas division in the Flow Control segment.    Under the agreement, the Corporation is obligated to pay annual fixed rent of $1.4 million for twenty years, with five years of free rent at the end of the term resulting in an initial term of 25 years.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I-ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," “continue,” "could," “estimate,” "expects," “intend,” "may," “might,” “outlook,” “potential,” “predict,” "should,"  "will," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. Such statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Unaudited Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Important factors that could cause the actual results, performance or achievement to differ materially from those in these forward-looking statements include, among other items:

•	our successful execution of internal performance plans and performance in accordance with estimates to complete;
•	performance issues with key suppliers, subcontractors, and business partners;
•	the ability to negotiate financing arrangements with lenders;
•	legal proceedings;
•	changes in the need for additional machinery and equipment and/or in the cost for the expansion of our operations;
•	ability of outside third parties to comply with their commitments;
•	product demand and market acceptance risks;
•	the effect of economic conditions;
•	the impact of competitive products and pricing, product development, commercialization, and technological difficulties;
•	social and economic conditions and local regulations in the countries in which we conduct our businesses;
•	unanticipated environmental remediation expenses or claims;
•	capacity and supply constraints or difficulties;
•	an inability to perform customer contracts at anticipated cost levels;
•	changing priorities or reductions in the U.S. and Foreign Government defense budgets;
•	contract continuation and future contract awards;
•	other factors that generally affect the business of companies operating in our markets and/or industries;
•	the ability to successfully integrate our acquisitions; and
•	the other factors discussed under the caption “Risk Factors” in our 2009 Annual Report on Form 10-K, as amended.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I-ITEM 2
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

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as “organic.”  The definition of “organic” excludes the effects of foreign currency translation.

For both the three and nine months ended September 30, 2010, our organic growth calculations do not include the operating results for our December 18, 2009 acquisition of Skyquest Systems Ltd. or our 2010 acquisitions of Hybricon Corporation and Specialist Electronics Services, Ltd. as they are considered incremental.  For the nine months ended September 30, 2010, our organic growth calculations also exclude approximately one month of operating results for Nu-Torque, two months of operating results for EST Group, Inc., and five months operating results for our Eaton product line divestiture.  The Nu-Torque and EST Group, Inc. businesses were acquired on January 16, 2009 and March 5, 2009, respectively, while we sold our Eaton product line on May 6, 2009. The results of operations for this business have been removed from the comparable prior year period for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

Three months ended September 30, 2010

For the third quarter of 2010, sales for the Corporation were $466 million. This was an increase of $30 million, or 7%, from $436 million for the third quarter of 2009.  The increase in sales was largely due to an increase in organic sales of $24 million, or 5%, over the same period from the prior year.  This was driven by increases in all three segments: $11 million in our Flow Control segment, $7 million in our Motion Control segment, and $6 million in our Metal Treatment segment. Incremental sales, from our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd., were $8 million. Foreign currency translation had an unfavorable impact of less than $2 million on our sales in 2010 versus 2009.

Across the Corporation, we continued to see signs of economic recovery within our commercial markets. Organic sales within our general industrial market reached “double-digit” growth in all three segments.  This was driven by higher demand for our industrial control and embedded computing products as well as our coating and heat treating services.  We also experienced strong growth within our Motion Control and Metal Treatment segments’ commercial aerospace markets.  The growth in our Motion Control segment was driven by increased demand for our sensors and controls products used on various aircraft as well as the ramp-up of production on the Boeing 787 program.  The growth within our Metal Treatment segment was driven by higher demand for shot peening, heat treating, and coating services.  In contrast to our current year-over-year growth, these commercial markets were all declining in the third quarter of 2009, as compared to the same period in 2008.

While there are reasons for optimism within certain commercial markets, we continued to face challenges within our defense markets, power generation, and oil and gas markets.  We experienced modest sales growth within our defense market; however, increases within our aerospace and naval defense markets were largely offset by declines in the ground defense market.   This growth in our aerospace and naval defense markets, within our Motion Control and Flow Control segments, was driven by increased sales on the Global Hawk Unmanned Aerial Vehicle program and the Virginia class submarines, respectively. The expected decline in the ground defense market was primarily within our Motion Control segment, where we experienced lower sales of embedded computing products for tanks and light armored vehicles, such as the Bradley Fighting Vehicle, as well as lower sales due to the cancellation of the Army’s Future Combat Systems (“FCS”) program.  Organic sales within our power generation market, primarily our Flow Control segment, were down slightly from the prior year period.  Lower sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors in China were largely offset by increased demand for upgrades and plant maintenance on domestic nuclear reactors. Organic sales within our oil and gas market were essentially flat from the prior year period.

New orders increased by $40 million ($465 million versus $425 million), or 10%, for the third quarter of 2010, as compared to the same period in 2009.  This increase was primarily driven by higher orders for aerospace flight controls and integrated sensing products in our Motion Control segment, which were partially offset by the timing of new orders in our Flow Control segment for the Virginia class submarine program.  Acquisitions, net of divestitures, contributed $17 million to new orders from the comparable quarter in 2009.

For the third quarter of 2010, operating income for the Corporation was $48 million. This was an increase of $12 million, or 33%, from $36 million for the third quarter of 2009.  Organic operating income, however, increased by approximately $13 million, or 35%, but was offset by $1 million of unfavorable foreign currency translation.  Our segment organic operating margin was 11.8%, a 190 basis point improvement, as compared to 9.9% in the prior year period.  Our Metal Treatment, Motion Control, and Flow Control segments’ organic operating income increased 37%, 34%, and 17%, respectively, mainly due to both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs. Non-segment operating expenses decreased $2 million for the third quarter of 2010, as lower pension costs and higher foreign exchange transaction gains were partially offset by higher unallocated medical costs and compensation expense.  Our 2009 and 2010 acquisitions had a minimal impact on operating income in the third quarter of 2010.

Net earnings for the third quarter of 2010 totaled $28 million, or $0.60 per diluted share.  This was an increase of approximately 38%, from $20 million, or $0.44 per diluted share, in the third quarter of 2009.   As compared to the prior year period, interest expense had a minimal effect on operating income. Lower average debt levels were offset by a slight increase in our average borrowing rate for the quarter.  Our effective tax rate for the third quarter of 2010 was 34.4% as compared to 34.3% in the third quarter of 2009.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I-ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

Nine months ended September 30, 2010

For the first nine months of 2010, sales for the Corporation were $1,370 million. This was an increase of $63 million, or 5%, from $1,307 million for the first nine months of 2009.  The increase in sales was largely due to an increase in organic sales of $44 million, or 3%, over the same period from the prior year.  This was driven by increases in all three segments: $25 million in our Flow Control segment, $11 million in our Metal Treatment segment, and $7 million in our Motion Control segment. Incremental sales were $16 million, or 1%, while the remaining sales increase of $3 million was due to the favorable effects of foreign currency translation.

For the first nine months of 2010, we experienced modest organic growth across several major markets. Our general industrial, commercial aerospace, and defense markets all grew over the prior year period.  Organic sales growth within our general industrial market was strong across all three segments and was driven by higher demand for our industrial control and embedded computing products as well as our shot peening, heat treating, and coating services.  Growth in our commercial aerospace market was driven by increased demand for our sensors and controls products used on various commercial aircraft as well as the ramp-up of production on the Boeing 787 program.  The increase in our defense markets was driven by strong increases in the aerospace and naval markets within our Motion Control and Flow Control segments.  Most notably, the growth in these markets was driven by increased sales on Global Hawk Unmanned Aerial Vehicle and Virginia class submarines programs, respectively.  These increases were largely offset by expected declines in the ground defense market within our Motion Control segment.  This was due to lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles, as well as lower sales due to the cancellation of the FCS program.  Organic sales within our power generation market were essentially flat over the prior year period.  Overall, while we saw growth in several major markets, we continue to be challenged in the oil and gas market due to delays in new order placement for our traditional valve products.

New orders increased by $73 million ($1,359 million versus $1,286 million), or 6%, for the first nine months of 2010, as compared to the same period in 2009.  The growth in new orders was mainly due to increases for aerospace defense flight systems and integrated sensing products in our Motion Control Segment, as well as new orders for international coker products in our Flow Control Segment.  Acquisitions, net of divestitures, contributed $26 million to new orders from the comparable period in 2009. Our backlog of $1,630 million at September 30, 2010 was relatively unchanged from $1,627 million at December 31, 2009.

For the first nine months of 2010, operating income for the Corporation was $123 million. This was an increase of $11 million, or 10%, from $111 million for the first nine months of 2009.  Organic operating income increased by approximately $20 million, or 18%, but was offset by $8 million of unfavorable foreign currency translation.  Our segment organic operating margin was 11.0% for the first nine months of 2010, a 160 basis point improvement, as compared to 9.4% in the prior year period.  Our Flow Control, Motion Control and Metal Treatment segments’ organic operating income increased 21%, 20% and 19%, respectively, mainly due to both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs. Non-segment operating expense increased by $5 million, mainly due to higher unallocated medical expenses.  Our 2009 and 2010 acquisitions had a minimal impact on operating income for the first nine months of 2010.

Net earnings for the first nine months of 2010 totaled $70 million, or $1.51 per diluted share.  This was an increase of $10 million, or 16%, from $60 million, or $1.32 per diluted share, in the first nine months of 2009.   As compared to the prior year period, the operating income of $123 million, noted above, was supplemented by a $2 million decrease in interest expense. Interest expense decreased mainly due to lower average outstanding debt.  Our effective tax rate for the first nine months of 2010 was 34.0% as compared to 34.6% in the first nine months of 2009. The lower effective tax rate was mainly driven by an increased domestic manufacturing deduction, partially offset by the elimination of a tax benefit associated with the federal subsidy for prescription drugs for retirees.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I-ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

Segment Operating Performance:
	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2010	2009	%	2010	2009	%
Sales:
Flow Control	$249,255	$237,931	4.8%	$741,841	$710,717	4.4%
Motion Control	162,305	148,303	9.4%	465,302	444,760	4.6%
Metal Treatment	54,253	49,516	9.6%	162,610	151,436	7.4%

Total Sales	$465,813	$435,750	6.9%	$1,369,753	$1,306,913	4.8%

Operating Income:
Flow Control	$26,030	$22,274	16.9%	$67,554	$57,333	17.8%
Motion Control	21,730	16,512	31.6%	54,026	50,291	7.4%
Metal Treatment	5,639	4,354	29.5%	18,136	15,426	17.6%

Total Segments	53,399	43,140	23.8%	139,716	123,050	13.5%
Corporate & Other	(5,313)	(6,922)	23.2%	(17,118)	(11,926)	(43.5%)

Total Operating Income	$48,086	$36,218	32.8%	$122,598	$111,124	10.3%

Operating Margins:
Flow Control	10.4%	9.4%		9.1%	8.1%
Motion Control	13.4%	11.1%		11.6%	11.3%
Metal Treatment	10.4%	8.8%		11.2%	10.2%
Total Curtiss-Wright	10.3%	8.3%		9.0%	8.5%

Flow Control

Three months ended September 30, 2010

For the third quarter of 2010, sales for our Flow Control segment were $249 million.  This was an increase of approximately $11 million, or 5%, from $238 million for the third quarter of 2009.  Organic sales growth within our defense market of $11 million, or 14%, drove the increase over the same period from the prior year.  Increases within the general industrial market of $3 million were largely offset by a decrease in the power generation market of $2 million. There were no incremental sales from acquisitions for the quarter.  Foreign currency translation had a favorable impact of less than $1 million on our results in the third quarter versus the same period in 2009.

The increase in organic sales in our defense markets was driven by strong increases in production on the Virginia class submarines due to the advanced procurement for the ramp up in production from one to two submarines per year.  In addition, we had strong increases in production on the CVN-79 Ford class aircraft carrier program, in particular pumps and generators, as well as increased sales of our helicopter handling systems.  These increases were partially offset by reductions in production for the DDG1000 destroyer program, as we complete the third and final ship.  Our commercial markets were relatively flat from the prior year period, as organic growth in our general industrial market was largely offset by declines in the power generation market.  The organic growth in our general industrial market was based on higher demand for our industrial control products due to the timing of order placement in the industrial heating, ventilation, and air conditioning (“HVAC”) industry.  Organic sales to our commercial power market declined due to lower sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors in China, which were largely offset by increased demand for upgrades and plant maintenance on domestic nuclear reactors.  Within our oil and gas market, we experienced a decrease in domestic sales of our engineered process vessels due to delays in customer capital spending; however, these declines were fully offset by increases for our international coker valve products.

New orders decreased by $54 million ($207 million versus $262 million), or 21%, for the third quarter of 2010, as compared to the same period in 2009.  In the third quarter of 2009, we received several large orders in support of the Virginia class submarine and CVN-79 Ford class aircraft carrier programs that did not recur in the third quarter of 2010.

For the third quarter of 2010, operating income for our Flow Control segment was $26 million.  This was an increase of approximately $4 million, or 17%, from $22 million for the third quarter of 2009.  Organic operating income increased by approximately $4 million from the prior year period.  Our organic operating margin increased 110 basis points. The increase was mainly due to both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs.  Foreign currency translation did not have a material effect on our results in the third quarter versus the same period in 2009.

Nine months ended September 30, 2010

For the first nine months of 2010, sales for our Flow Control segment were $742 million.  This was an increase of approximately $31 million, or 4%, from $711 million for the first nine months of 2009.  Organic sales increased $25 million, or 4%, over the same period from the prior year; however, increases in the defense markets of $26 million and the general industrial market of $6 million were partially offset by decreases in the oil and gas market of $7 million. In addition, our 2009 acquisitions of EST and Nu-Torque contributed $2 million in incremental sales.  The remaining sales increase of $4 million was due to the favorable effect of foreign currency translation.

The increase in organic sales in our defense markets was driven by strong increases in production on the Virginia class submarines due to the advanced procurement for the ramp up in production from one to two submarines per year.  In addition, we had strong increases in production on the CVN-79 Ford class aircraft carrier programs, in particular pumps and generators, as well as increased sales of our helicopter handling systems.  These increases were partially offset by reductions in production for the DDG1000 destroyer program.  Our commercial markets were relatively flat from the prior year period, as organic growth in our general industrial market was offset by declines in the oil and gas market.  The organic growth in our general industrial market was based on higher demand for our industrial control products due to the timing of order placement in the HVAC industry.  Within our oil and gas market, we experienced a decrease in domestic sales of our engineered process vessels and continued to experience delays in new order placement for our traditional valve products; however, these declines were mostly offset by a strong increase for our coker valve products in the international market.  Our commercial power market was relatively flat.  We continued to experience increased demand for upgrades and plant maintenance on domestic nuclear reactors as well as increases in our domestic sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors; however, these increases were fully offset by lower AP1000 sales in China.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I-ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

New orders decreased by $53 million ($685 million versus $738 million), or 7%, for the first nine months of 2010, as compared to the same period in 2009.   The decrease is mainly due to several large orders in support of the Virginia class submarine and CVN-79 Ford class aircraft carrier programs that were received in 2009 and did not recur in 2010.  In addition, large increases in new orders for international coker products were fully offset by a reduction in orders for valves and helicopter handling systems on naval applications.  Acquisitions, net of divestitures, contributed $3 million to new orders from the comparable period in 2009.  Backlog decreased 5% to $1,126 million at September 30, 2010 from $1,182 million at December 31, 2009.

For the first nine months of 2010, operating income for our Flow Control segment was $68 million.  This was an increase of approximately $10 million, or 18%, from $57 million for the first nine months of 2009.  Organic operating income increased by approximately $12 million from the prior year period, while incremental operating income was relatively flat.  Our organic operating margin increased 140 basis points. This was mainly impacted by improved absorption on increased sales volumes, benefits generated by our cost reduction and restructuring programs, and reduced compensation expenses which more than offset the $2 million gain recognized on the acquisition of Nu-Torque in the first quarter of 2009. Foreign currency translation had an unfavorable impact of $2 million on our results in 2010 versus 2009.

Motion Control

Three months ended September 30, 2010

For the third quarter of 2010, sales for our Motion Control segment were $162 million.  This was an increase of $14 million, or 9%, from $148 million for the third quarter of 2009.  Organic sales increased $7 million, or 4%, over the same period from the prior year; however, strong increases in our aerospace defense market of $10 million, general industrial market of $6 million, and our commercial aerospace market of $5 million were largely offset by a decrease in our ground defense market of $14 million. Our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd. contributed incremental sales of $8 million or 6% to sales growth for the quarter.  The remaining sales decrease of $1 million was due to the unfavorable effect of foreign currency translation.

The increase in organic sales in our general industrial market was driven by demand for both embedded computing and controller products to a broad range of customers. Due to improving economic conditions, we have experienced year-over-year growth in this market for three consecutive quarters.  The organic sales growth realized in our commercial aerospace market is due to increased demand for our sensors and controls products on commercial aircraft as well as higher sales of flight controls on the 787 series aircraft.  Offsetting the positive performance in these commercial markets was a decline in organic sales in our defense markets.  A decrease in the ground defense market was partially offset by an increase in the aerospace defense market. The decrease in the ground defense market was driven by both the cancellation of the FCS program as well as lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles. The increase in the aerospace defense market was driven primarily by higher sales for our embedded computing products on the Global Hawk Program as well as various integrated sensing products on international aircraft and helicopter programs. These increases were partially offset by a reduction in production and spares for the F-22 program.

New orders increased by $90 million ($203 million versus $113 million), or 79%, for the third quarter of 2010, as compared to the same period in 2009. The growth in new orders was mainly due to increases for integrated sensing and embedded computing products in our aerospace defense market as well as flight controls on commercial aircraft.  Acquisitions, net of divestitures, contributed $17 million to new orders from the comparable quarter in 2009.

For the third quarter of 2010, operating income for our Motion Control segment was $22 million.  This was an increase of $5 million, or 32%, as compared to the third quarter of 2009.  Organic operating income increased by approximately $6 million for the quarter, while incremental operating income was relatively flat.  Organic operating margin increased 320 basis points, mainly due to both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs.  Foreign currency translation had an unfavorable impact of $1 million on our results in 2010 versus 2009.

Nine months ended September 30, 2010

For the first nine months of 2010, sales for our Motion Control segment were $465 million.  This was an increase of $21 million, or 5%, from $445 million for the first nine months of 2009.  Organic sales increased by approximately $7 million, or 2%, over the same period from the prior year, despite expected challenges in our defense ground defense market.  Organic sales increases in our aerospace defense market of $24 million, general industrial market of $15 million, and commercial aerospace market of $12 million, were partially offset by a decline in our ground defense market of $40 million. Our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd. contributed $14 million, or 3%, in incremental sales.  Foreign currency translation had an unfavorable impact of less than $1 million on our results in 2010 versus 2009.

The increase in organic sales in our general industrial market was driven by demand for both embedded computing and controller products to a broad range of customers. Due to improving economic conditions, we have experienced year-over-year growth in this market for three consecutive quarters.  The organic sales growth realized in our commercial aerospace market is due to increased demand for our sensors and controls products on commercial aircraft as well as higher sales of flight controls on the 787 series aircraft.  Offsetting the positive performance in these commercial markets was a decline in organic sales in our defense markets.  A strong decrease in the ground defense market was partially offset by an increase in the aerospace defense market. The decrease in the ground defense market was driven by both the cancellation of the FCS program as well as lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles. The increase in the aerospace defense market was driven primarily by higher sales for our embedded computing products on the Global Hawk Program as well as various integrated sensing products on international aircraft and helicopter programs.  These increases were partially offset by a reduction in production and spares for the F-22 program.

New orders increased by $114 million ($511 million versus $397 million), or 29%, for the first nine months of 2010, as compared to the same period in 2009. The growth in new orders was mainly due to increases for flight systems in both our commercial aerospace and aerospace defense markets, as well as integrated sensing products in our aerospace defense market.  Acquisitions, net of divestitures, contributed $23 million to new orders from the comparable period in 2009.  Backlog increased 13% to $501 million at September 30, 2010 from $443 million at December 31, 2009.

For the first nine months of 2010, operating income for our Motion Control segment was $54 million.  This was an increase of $4 million, or 7%, from $50 million for the first nine months of 2009.  Organic operating income increased by approximately $10 million for the period, while incremental operating income was relatively flat. Organic operating margin increased 200 basis points, mainly due to both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs. Foreign currency translation had an unfavorable impact of $6 million on our results in 2010 versus 2009.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I-ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

Metal Treatment

Three months ended September 30, 2010

For the third quarter of 2010, sales for our Metal Treatment segment were $54 million.  This was an increase of approximately $5 million, or 10%, from $50 million for the third quarter of 2009.  Organic sales increased $6 million, or 12%, over the same period from the prior year; however, organic sales increases in the general industrial market of $5 million and commercial aerospace market of $2 million were partially offset by a decrease in our defense market of $1 million. The increase in sales in the general industrial market was mainly due to increases in demand for shot peening, heat treating, and coating services.  Increased sales in the commercial aerospace market were driven by higher demand for heat treating services. The remaining sales decrease of $1 million was due to the unfavorable effect of foreign currency translation.

For the third quarter of 2010, operating income for our Metal Treatment segment was $6 million.  This was an increase of approximately $1 million, or 30%, from $4 million for the third quarter of 2009.  Organic operating income increased by approximately $2 million for the quarter, while incremental operating income and foreign currency translation were both flat.  Organic operating margin increased 190 basis points.  The increase was mainly due to higher volumes resulting in favorable absorption in our shot peening and heat treating businesses as well as benefits generated by our cost reduction and restructuring programs, which were partially offset by higher compensation expenses and start-up costs for expansion into international markets.

Nine months ended September 30, 2010

For the first nine months of 2010, sales for our Metal Treatment segment were $163 million.  This was an increase of approximately $11 million, or 7%, from $151 million for the first nine months of 2009.  Organic sales increased $11 million, or 8%, over the same period from the prior year. The organic sales increase was mainly due to a strong increase in the general industrial market of $11 million. In addition, we experienced an increase in the commercial aerospace market of $2 million which was partially offset by a decline in our defense market of $1 million. The increase in sales in the general industrial market was mainly due to increases in demand for shot peening, heat treating, and coating services. Increased sales in the commercial aerospace market were driven by higher demand for heat treating services. Foreign currency translation had an unfavorable impact of less than $1 million on our results in 2010 versus 2009.

For the first nine months of 2010, operating income for our Metal Treatment segment was $18 million.  This was an increase of $3 million, or 18%, from $15 million for the first nine months of 2009.  Organic operating income increased by approximately $3 million for the quarter, while incremental operating income and foreign currency translation were both flat. Organic operating margin increased 110 basis points.  The increase was mainly due to benefits generated by our cost reduction and restructuring programs which were partially offset by higher compensation expenses and start-up costs for expansion into international markets.

Corporate and Other

Non-segment operating expense decreased $2 million for the third quarter of 2010 and increased $5 million for the first nine months of 2010, versus the comparable prior year periods.  The third quarter had higher unallocated medical costs and compensation expense that were partially offset by foreign exchange transaction gains and lower pension costs. The third quarter of the prior year had a non-recurring unfavorable pension adjustment.  The increase for the first nine months of 2010 was mainly due to higher unallocated medical expenses.

Interest Expense

Interest expense declined 2% for the third quarter of 2010, as compared to the prior year period.  A decrease in our average debt outstanding of 8% was partially offset by an increase in our average borrowing rate of 12 basis points.  Interest expense decreased $2 million for the first nine months of 2010, versus the comparable prior year period.  The decrease was mainly due to lower average outstanding debt. Our average outstanding debt decreased 11% during the first nine months of 2010.

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

Operating Activities

	September 30, 2010	December 31, 2009
Working Capital	$543,107	$313,182
Ratio of Current Assets to Current Liabilities	2.4 to 1	1.6 to 1
Cash and Cash Equivalents	$83,913	$65,010
Days Sales Outstanding	54 days	44 days
Inventory Turns	4.2	4.3

Our working capital was $543 million at September 30, 2010, an increase of $230 million from $313 million at December 31, 2009.  Excluding cash, working capital increased $211 million from December 31, 2009.  Working capital changes were mainly affected by the repayment of $75 million in senior notes that matured in September 2010 as well as an increase in accounts receivable of $68 million due to both higher trade receivables and unbilled receivables on long-term contracts.  In addition, accounts payable decreased by $19 million due primarily to lower days payable outstanding, while inventory increased $16 million due to a build up for future sales, stocking of new programs and purchase of long-lead time materials.

During the first nine months of 2010 we incurred additional liabilities of $3 million related to business restructuring costs.  These costs were in addition to the $7 million established in 2008 and $6 million in 2009.  The majority of the restructuring liability has been paid and was funded through normal operations.  Any remaining payments are expected to occur in 2010.  We estimate annualized cash savings from these initiatives to be approximately $20 to $25 million after the completion of the restructuring activities.  Please refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our restructuring.

As a result of prior funding holidays and the merger of the EMD Pension Plan into the Curtiss-Wright Pension Plan, we have not made pension contributions to our qualified plan since 2007; however, we do expect to make contributions of approximately $35 to $40 million in 2011.

Investing Activities

Capital expenditures were $39 million in the first nine months of 2010. Principle capital expenditures included new and replacement machinery and equipment and the expansion of new product lines within the business segments.  We expect to make additional capital expenditures of approximately $30 million for the remainder of 2010.  In addition to the general purposes described above, our remaining expenditures will include increased costs for new machinery and equipment at our Electro-Mechanical Systems division as well as costs associated with the new manufacturing and fabrication facility in our Oil and Gas division. See Footnote 14 for additional information regarding the new facility.

Financing Activities

During the first nine months of 2010, we used $240 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement to fund operating and investing activities. The unused credit available under this Revolving Credit Agreement at September 30, 2010 was $128 million. The Revolving Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.8% for the third quarter and 3.9% for the first nine months of 2010.

During the third quarter of 2010, we repaid $75 million of our 2003 senior notes that matured in September 2010.  We repaid the senior notes by drawing down on our revolving credit agreement.

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

Recently issued accounting standards:

New accounting pronouncements have been issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective until after September 30, 2010.  For further discussion of new accounting standards, see Note 1 to the Condensed Consolidated Financial Statements.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2010.  Information regarding market risk and market risk management policies is more fully described in item “7A.  Quantitative and Qualitative Disclosures about Market Risk” of our 2009 Annual Report on Form 10-K, as amended.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2010.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2009 Annual Report on Form 10-K, as amended.

Item 5.  OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2010.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2010 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2009 Annual Report on Form 10-K, as amended.

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
         Dated:  November 4, 2010