Form 10-K
period 2010-12-31
CURTISS WRIGHT CORP
filed 2011-02-25
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $1.3 billion.

The number of shares outstanding of each of the Registrant’s classes of Common stock as of January 31, 2011:

Class	Number of shares

Common stock, par value $1 per share	46,315,608

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2011 Annual Meeting of Stockholders to be held on May 6, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes To Consolidated Financial Statements, and Item 11. Executive Compensation.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced products and services. We are the corporate descendants of the Wright brothers and Mr. Glenn Curtiss, the father of naval aviation. In 1929, the companies founded by these three great aviation pioneers merged to form the largest aircraft company at the time, Curtiss-Wright Corporation. Today, we design and manufacture highly engineered, advanced technologies that perform critical functions in demanding conditions in the defense, power generation, oil and gas, commercial aerospace, and general industrial markets, where performance and reliability are essential. The Company is incorporated under the laws of the State of Delaware.

Our strategy is to maintain a balanced portfolio to consistently grow sales and profitability by utilizing our technical capabilities to maintain and expand our leading niche market positions with highly engineered products and services. As a result of our strategy, we have achieved this balance with revenues generated from defense, power generation, oil and gas, commercial aerospace, and general industrial markets. In addition, to maintain a diversified business portfolio, we also continue to develop new core competencies, such as electronic technologies. We believe our ability to design and develop future generations of advanced electronics systems is a strategic growth area for the high performance platforms in our served markets, particularly in embedding computing and electronic systems. We intend to continue to execute our growth strategy which focuses on diversification in complementary markets that demand high performance and highly engineered products and services.

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

Business Segments

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach, we operate through three segments: Flow Control, Motion Control, and Metal Treatment. Our principal manufacturing facilities are located in the United States in New York, North Carolina, and Pennsylvania, and internationally in Canada and the United Kingdom.

Flow Control

Our Flow Control segment primarily designs, manufactures, and distributes highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, shipboard systems, and control electronics. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor or provide critical functions. In 2010, net sales in our Flow Control segment of $1,025 million represented 54% of our total net sales.

This segment’s primary markets are naval defense, power generation, oil and gas, and general industrial.

In the naval defense market, we are a supplier to the U.S. Navy for a wide array of ship building programs including the nuclear aircraft carrier and submarine programs, offering power and propulsion technologies, instrumentation and control systems, auxiliary systems, and shipborne aircraft and helicopter landing systems. Government sales, primarily to the U.S. Navy as a subcontractor, comprised 34%, 30%, and 26% of segment sales in 2010, 2009, and 2008, respectively.

The Flow Control segment operates through four operating divisions: Electro-Mechanical Systems, Nuclear Group, Oil & Gas Systems, and Marine & Power Products. The segment has a global customer base with principal manufacturing operations in the United States, Canada, and the United Kingdom.

Electro-Mechanical Systems

Our Electro-Mechanical Systems division produces advanced electro-mechanical and pumping solutions for the naval defense, power generation, oil and gas, and other general industrial markets. The division designs and manufactures advanced critical function pumps, motors, generators, ship propulsors, mechanical seals, control rod drive mechanisms, power conditioning electronics, pulse power supplies, integrated motor controls, composite materials applications, and protection technologies solutions.

This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-mechanical solutions for its primary customer, the U.S. Navy, including main coolant pumps, various other critical-function pumps, extremely power-dense compact motors, main and ship service generators, secondary propulsion systems, and design engineering and testing services. The division has served the U.S. Navy for over 60 years and is a supplier or sole source provider of pumps that are used in the nuclear propulsion system. The division also overhauls and provides critical spares for units serving the fleet on operational platforms. Current platforms include the Nimitz and Ford class aircraft carriers and the Virginia, Los Angeles, Seawolf, and Ohio class submarines. We have also received funding for component development on the next generation Ohio class submarine program.

In addition, the division provides propulsion motors and main generators to the non-nuclear U.S. Navy, including the DDG 1000 destroyer program. We are strengthening our relationship with the U.S. Navy by participating in the design and development of major subsystems for the U.S. Navy’s Electro-Mechanical Aircraft Launch System (‘EMALS”), Advanced Arresting Gear (“AAG”) aircraft retrieval system for installation on its future aircraft carrier fleet, and the advanced propulsion, pump and motor designs for the next generation submarine fleet. Electro-Mechanical Systems’ products are also sold to complementary commercial markets, primarily nuclear power generation and oil and gas. We have been a supplier to the nuclear power market since its inception more than 50 years ago. We provide reactor coolant pumps, pump seals, and control rod drive mechanisms for commercial nuclear power plants. In 2008, we announced our first award for reactor coolant pumps for four new AP1000 nuclear power plants to be built in China. In 2009, we announced our first domestic new construction contract for three Westinghouse AP1000 power plants to be built in the United States. In the oil and gas market, we are utilizing our canned motor and pumping system expertise to partner with industry leaders to develop advanced systems for offshore recovery, production, and transmission. Current programs encompass sub-sea pumping and power-dense motors for compact, integrated compressor systems. This division also offers hazardous waste pumps for the Department of Energy (“DoE”) and in-line pumps for the hydrocarbon processing industry.

In the general industrial market, we design, develop, and manufacture integrated motor-controls and protection technology solutions for original equipment manufacturers (“OEMs”) and industrial customers. We engineer and manufacture a full range of rugged, reliable, and internationally compliant products that smoothly control the amount of electrical current provided to motors. Custom panel solutions include a variety of low and medium voltage components, such as starters, drives, contactors, breakers, and other related devices. While this is a highly competitive market, our installed base of over 100,000 control units with hundreds of custom designed systems supports customers in the industrial heating, ventilation, and air conditioning (“HVAC”) market, as well as in the municipal services and energy processing markets, including petrochemicals, power generation, mining, and transportation.

Nuclear Group

The Nuclear Group division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, nuclear equipment manufacturers, hydroelectric energy producers, the DoE, and the Department of Defense (“DoD”). This division offers a wide range of critical hardware, including pumps, valves, pressure vessels, fastening systems, specialized containment doors, airlock hatches, electrical units, bolting solutions, nuclear storage solutions, machined products, and enterprise resource planning, as well as plant process controls, including electrical instrumentation, specialty hardware, and proprietary database solutions aimed at improving safety and plant performance, efficiency, reliability, and reducing costs. In addition, the division provides distribution and servicing of OEM components and spare parts, training, on-site services, staff augmentation, and engineering programs relating to nuclear power plants. We provide diagnostic equipment, consulting, inspection, and testing services that support plant-life extensions and power upgrades on 104 operating reactors in the United States, as well as operating reactors located throughout the world.

We maintain all of the regulatory certifications required to provide representations and certification and/or qualify value-added nuclear-grade products both domestically and internationally. We compete in this market through an expanded array of nuclear technology, industry-benchmarked quality assurance programs, strategic alliances, resident expertise, and customer recognition for our long-term service commitment to solving the unique challenges of the nuclear market.

Oil & Gas Systems

Our Oil and Gas Systems division designs and manufactures valves and vessel products for the oil and gas refining market. Primary products include coke deheading systems, fluidic catalytic cracking unit (“FCCU”) components, relief valves, pressure protection systems, engineering design tools for chemical refining and process industries, and web-enabled control systems for refinery monitoring and process control.

Our coke deheading system, which includes top and bottom unheading valves, isolation valves, cutting tools, and valve automation, process control, and protection systems, enables safer coke drum operation during the refining process. Included in this portfolio of products is the DeltaGuard® coke-drum unheading valve, an advancement in coke-drum unheading technology. Our patented technology is remotely operated, therefore inherently safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application.

We also offer a delayed coker operations optimization system featuring process control, interlocks, valve control solutions, batch process data acquisition, interactive operator batch sequence procedures, batch scheduler, batch sequence editor, risk management, asset protection, and predictive maintenance capabilities.

Our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and American Society of Mechanical Engineers code pressure vessels. In addition, we provide a wide array of field services, including equipment repair, modification, or replacement; inspection of valves, controls, pipes, and refractory linings; maintenance planning and scheduling for valves or control systems; diagnostic assistance with troubleshooting problems in critical components; and on-site system training. Due to the critical and severe service applications requiring highly engineered solutions, competition is limited to a few major competitors.

Our Farris safety relief valve and pressure protection system portfolio incorporates a broad range of valve sizes and ratings used in a wide range of chemical and process industry applications. The valves are marketed as individual components or at the subsystem/system level, with a global service and support network of Farris Authorized Service Team centers. The proprietary Farris iPRSM® provides a broad set of design and monitoring tools for process operators, incorporating the latest industry and regulatory standards.

In addition, we provide inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems. Competition is mitigated by our technical expertise, proven technology, and extraordinary service.

We recently expanded our capabilities in the oil and gas market with the expansion of our Houston operations to include a state-of-the-art manufacturing facility to be used to build large thick-walled vessels (such as coke drums, fractionators, fluid catalytic cracking units and hydrotreaters) for the refining, chemical, and nuclear power industries.

Marine & Power Products

Our Marine & Power Products division produces high-performance, specialized valve solutions, designs and manufactures electro-mechanical systems, and develops, manufactures, and services specialized electronic instrumentation and control equipment.

Our valve solutions control the flow of liquids and gases for vessels, and equipment for the defense, power generation, and general industrial markets. We design, engineer, and manufacture spring-loaded, pilot-operated pressure relief valves and solenoid operated valves, as well as ball valves used in standard and advanced applications, including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Our products are highly engineered to meet stringent performance and reliability requirements. We provide engineering support, testing, repair, and consulting services globally.

Our valves are utilized in the nuclear propulsion system of virtually every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. Current programs include the Virginia class submarine and Ford class aircraft carriers. In addition, we provide spares and repair work for various submarine classes, such as Los Angeles and Ohio, as well as the Nimitz class aircraft carriers.

In commercial markets, we provide specialized valves to commercial nuclear power plants and general processing industries worldwide. Competition is based upon quality of technology, price, installed base, and delivery times.

The Marine & Power Products division designs and manufactures electro-mechanical systems for securing and traversing helicopters aboard naval vessels. These shipboard helicopter handling systems are used by the U.S. Navy, U.S. Coast Guard and more than ten other navies around the world. In support of embarking helicopters onboard naval ships, we also produce aviation lighting and guidance systems and in-deck tie-downs and tracks. We also design and build shipboard specialized structures, including telescopic hangars and doors. Specialized cable handling systems are designed and manufactured for towing active and passive sonar systems for both submarines and surface ships. For commercial markets, we provide specialized valves to commercial nuclear power plants, oil and gas refineries, production platforms and pipelines, and general processing industries worldwide. In addition, we are integrating our core hardware technology with engineering software to enhance product selection and inventory management. General industrial products include hydraulic power units and components primarily for the automotive and entertainment industries, specialty hydraulic valves, air-driven pumps, gas boosters, and directional control valves used in industrial applications such as car transport carriers. Competition is based upon quality of technology, price, installed base, and delivery times.

The Marine & Power Products division also develops, manufactures, tests, and services specialized electronic instrumentation and control equipment, including instrumentation for primary and secondary controls, steam generator control equipment, valve actuators, and valve and heater controls. This division provides custom designed and commercial-off-the-shelf (“COTS”) electronic circuit boards and systems to the U.S. Navy. It also provides advanced valve controllers and predictive maintenance systems for the oil and gas and general industrial market. There is strong competition in the COTS market, but competition is limited by significant qualification and performance requirements. The division also provides engineering and support services.

The following list defines our principle products and the markets served by the Flow Control segment.

Naval Defense
•	Nuclear propulsion system components
Valves (globe, gate, control, safety, relief, solenoid, hydraulic operated gate)
Pumps
Motors and generators
Instrumentation and controls
•	Instrumentation and control systems
•	Aircraft carrier launch and retrieval equipment
Advanced electromagnetic systems
Flight critical components (aircraft shuttle components, holdback bars, capacity selector valves)
•	Submarines
Cable handling systems for towed arrays
Sub-safe ball valves
•	Surface ships
Helicopter handling and traverse systems
Tie-down components
Valve actuation and control systems
•	Non-nuclear products
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
Digital valve controller with redundant technology
Signature recognition for fault and leak detection
Integrated valve, automation, safety, and control systems

Power Generation
•	Advanced motors and generators
•	Pumps
Reactor coolant and process
•	Valves
Solenoid, ball, butterfly, check, pressure relief, safety and pilot-operated relief valves, and gate and globe (motor operated, air operated, pneumatically operated)
•	Control rod drive mechanisms
•	Design and fabrication of nuclear facility airlocks, doors, hatches
•	Instrumentation
•	Diagnostic and test equipment
•	Fluid sealing technologies
•	Actuators
Pneumatic and hydraulic
•	Plate heat exchangers
•	Separation technologies
•	Fasteners
•	Advanced bolting technologies
•	Spent fuel management technologies
•	Equipment reliability services and software
•	Engineering services
•	Equipment qualification, commercial grade dedication
•	Inventory management systems

General Industrial
•	Valves
Directional control and pneumatic
•	Power Control Systems
Integrated motor-control systems
Variable frequency drives
Pump control panels
Low voltage solid state starters
Medium voltage controls
Protective technology solutions
•	Critical machinery fault detection and prognostics systems

Customer Concentration and Backlog

Backlog for this segment at December 31, 2010, was $1,149 million, of which 48% ($552 million) is expected to be shipped after one year, compared with backlog of $1,182 million at December 31, 2009. Sales to this segment’s largest customer represented approximately 10%, 13%, and 11% of this segment’s sales in 2010, 2009, and 2008, respectively. Additionally, sales to our largest naval defense customer accounted for 10%, 11%, and 10% of this segment’s net sales in 2010, 2009, and 2008. The loss of these customers would have a material adverse effect on the business of this segment and the combined loss of these customers would have a material adverse effect on the Corporation.

Motion Control

Our Motion Control segment designs, develops, manufactures and maintains sophisticated, high-performance mechanical actuation and drive systems, specialized sensors, motors, and electronic controller units, and mission-critical embedded computing components and control systems. In 2010, net sales in our Motion Control segment of $647 million represented 34% of our total net sales.

This segment’s primary markets are ground defense, aerospace defense, commercial aerospace, and general industrial.

Our Motion Control segment is managed through three operating divisions: Flight Systems, Integrated Sensing, and Embedded Computing. The segment has a global customer base with principal manufacturing operations throughout the United States, Canada, and Europe.

Flight Systems

Our Flight Systems division’s product offerings to the commercial and aerospace defense markets consist of electromechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or operate flaps, slats, and utility systems such as canopies, cargo doors, weapons bay doors, or other moving devices used on aircraft. Aircraft applications include actuators and electro-mechanical control systems for the Boeing 737, 747, 747-8, 767, 777, 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the F-22 Raptor fighter jet, the P-8 Poseidon, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Flight Systems division is also developing flight control actuators and weapons handling systems for Lockheed Martin’s F-35 Lightning II Joint Strike Fighter (“F-35 JSF”) program. The F-35 JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. The F-22 Raptor is nearing the end of its production life and is expected to be completed in 2011. This division also provides commercial airlines, the military and general aviation customers with component overhaul and repair of hydraulic, mechanical, and electro-mechanical components and component exchange services for a wide array of aircraft.

Flight Systems also designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems and electronic controls for military tracked and wheeled vehicles within the ground defense market as well as for commercial markets utilizing drive technology. These products consist of turret aiming and stabilization, weapons handling systems, and suspension systems for armored military vehicles. In addition, we provide a range of general industrial products, such as fuel control valves for large commercial transport ships, stabilization systems, and a variety of commercial servo valves.

Flight Systems products are sold primarily through a direct domestic sales force and international network of independent sales representatives. Sales are made directly to OEMs, airlines, and government agencies.

Our Flight Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. The competitive environment for these products is focused on a short list of companies, with recent strategic trends at the prime contractor level resulting in a smaller market of vertically integrated suppliers, while prime contractors specialize in integration and final assembly. Price, technical capability, performance, service, and investment are the primary forces of competition, together with an ability to offer solutions to perform control and actuation functions on new production programs.

Integrated Sensing

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for commercial, aerospace defense, and general industrial markets. These products include position, pressure, and temperature sensors, solenoids and solenoid valves, cooling fans and motors, smoke detection sensors, torque sensing, ice detection and protection equipment, air data computers, flight data recorders, joysticks, and electronic signal conditioning and control equipment. The division also provides electric motors with controllers, rotary sensors, controllers, and smaller electromechanical actuation subsystems for flight, engine, and environmental control for aircraft and space applications. This division’s products are sold primarily to prime contractors and system integrators (both directly and through a network of independent sales representatives) on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, most notably for the Airbus A320 single-aisle aircraft, as well as regional and business aircraft, and on many U.S. and European military aircraft. Air data, flight recorder, and ice detection and protection equipment are supplied to many helicopter applications, including the Apache, Blackhawk, Stallion, and Chinook platforms. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered mobility vehicles, process controls, and motorsports.

In 2010, the Integrated Sensing division acquired Specialist Electronics Services, Ltd. (“SES”), which designs and manufactures rugged and security encrypted data recorders and media, processors, control display units, and software for aerospace and defense applications. Key platforms include fixed-wing, rotary-wing and unmanned aircraft, tactical vehicles, and naval vessels. Proprietary technologies include high integrity mission computing, engine monitoring, multi-channel video and data mission recording, rugged and extreme environmental computing, and software for synchronous data replay and analysis.

Competitive differentiators for Integrating Sensing include technical leadership and support, product price, and customer service. For that reason Integrated Sensing products are marketed through facilities in the United Kingdom, Germany, and the United States, and manufacturing facilities have been established in Mexico and China.

Embedded Computing

Our Embedded Computing division designs, develops, and manufactures rugged embedded computing board-level modules and integrated subsystems, primarily for the aerospace and ground defense markets, and supports the U.S. government’s increased focus on Intelligence, Surveillance, and Reconnaissance (“ISR”) applications. Using standard, commercially available electronics technologies, coupled with application-domain specific knowledge, we offer COTS hardware and software modules based on open industry standards. We also offer high performance electronic packaging and thermal management systems using custom and standards-based enclosures.

Our advanced subsystems are integrated using standard modules and custom modules based on in-house intellectual property content as well as third-party technology. We also offer a broad array of support services that include life-cycle management, technical support, training, and custom engineering of modules and fully integrated subsystems. We are a single source supplier for high density radar processing, data communications, digital signal processing, video and graphics, recording and network storage, analog acquisition and reconstruction, radar, and integrated subsystems. Our COTS modules and integrated subsystems are designed to perform in harsh conditions where space, weight, and power constraints are critical. Our rugged products perform in extreme temperatures and environments, enduring high shock and vibration, as well as in commercial environments for use in laboratory and benign environment applications.

Embedded Computing’s subsystem products are used in a wide variety of mission-critical applications for military ground vehicles, including fire control, aiming, and stabilization, munitions loading, and environmental processors. These products are used on demanding combat platforms such as the Bradley Fighting Vehicle, the Abrams Tank, and the Stryker family of vehicles, which are all part of the U.S. Army’s modernization and transformation efforts. Our modules, which feature high performance commercial processors on open standard board architectures, are used in numerous active programs, including the Improved Bradley Acquisition System and the Improved Tow Acquisition System.

The division drafts and defines embedded standards, which address the more demanding performance and data bandwidth requirements of emerging applications. Embedded Computing supplies technologically advanced military platforms including the F-22 Raptor, F-35 JSF, and P-8 Poseidon and U.S. Marine Corps’ Ground/Air Task Orientation Radar program.

Embedded Computing also provides the advanced mission management system, flight control computers, and the sensor management units for advanced aerospace platforms including the Global Hawk, the U.S. Air Force’s high-altitude and high-endurance unmanned aerial vehicle, as well as the U.S. Navy’s Broad Area Maritime Surveillance (“BAMS”) variant of the Global Hawk platform.

This division’s products are manufactured at its operations located in North America and Europe. Our products are sold primarily to prime contractors and subsystem suppliers located primarily in the United States, United Kingdom, and Canada, both directly and through a network of independent sales representatives. In recent years, competition in the embedded electronic systems market has migrated away from traditional board competitors toward fully integrated subsystem and system providers, selling to prime and second-tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery time to market.

In 2010, the Embedding Computing division expanded its system integration capabilities with the acquisition of Hybricon Corporation (“Hybricon”), which designs and manufactures custom and standards-based enclosures and electronic backplanes. Hybricon is a supplier of high performance electronic packaging for the aerospace, defense and commercial markets, and also provides electronic subsystem integration expertise. Additionally, Hybricon is a supplier of embedded COTS system architectures.

The following list defines our principle products and the markets served by the Motion Control segment.

Commercial Aerospace
•	Commercial Jet Transports, Business and Regional Jets
Secondary flight control actuation systems and electromechanical trim actuators
Aircraft cargo door and utility actuation systems
Fire detection and suppression control systems
Position sensors
Pressure sensors
Solenoids and solenoid valves
Throttle quadrants
Fans and motors
•	Helicopters
Rotor ice protection systems
Flight data recorders
Air data computers
Logic control modules and utility control electronics
Mission video displays, distribution systems, recorders and associated products
•	Repair and Overhaul Services
Component overhaul and logistics support services

Aerospace Defense
•	Transport and fighter aircraft
Weapons bay door actuation systems
Weapons handling systems
Secondary flight control actuation
Rotary actuation for environmental control systems
Video displays, recorders, and radar converters
Position sensors
Solenoids and solenoid valves
Throttle quadrants
Fans and motors
•	Helicopters
Radar warning systems
Acoustic processing systems
Flight data recorders
Air data computers
Position sensors
Logic control modules and utility control electronics
Mission video displays, distribution systems, recorders and associated products
•	Unmanned aerial vehicles
Integrated mission management and flight control computers
Sensor management systems
Weapons handling systems
Position sensors

Ground Defense
•	Tanks and light armored vehicles
Digital electromechanical aiming and stabilization systems
Fire control, sight head, and environmental control processors
Single Board Computers for target acquisition systems
Hydro-pneumatic suspension systems
Ammunition handling systems
Mission computing systems
Power management systems
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
Joysticks
Sensors

Customer Concentration and Backlog

Sales by this segment to its largest customer accounted for 10% of its net sales in 2010, and 11% in 2009 and 2008, respectively. The loss of this customer would have a material adverse effect on the Motion Control segment. Direct and end-use sales of this segment to government agencies, primarily the U.S. Government, in 2010, 2009, and 2008, accounted for 64%, 70%, and 64%, respectively, of total Motion Control net sales. Although the loss of this business would have a material adverse affect on Motion Control, no single prime contractor to the U.S. Government to which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for this segment at December 31, 2010, was $519 million, of which 77% ($400 million) is expected to be shipped after one year, compared with a backlog of $443 million at December 31, 2009. Raw materials are generally available in adequate quantities from a number of suppliers; however, we utilize sole-source suppliers in this segment. Thus, the failure and/or inability of a sole-source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

Our Metal Treatment segment provides metallurgical processing services on customer-supplied metal components to improve their strength, durability, and service life. In 2010, net sales of our Metal Treatment segment of $221 million contributed 12% to our total net sales.

This segment’s primary markets are commercial and defense aerospace, oil and gas, power generation, and general industrial markets, including automotive, transportation, construction equipment, and miscellaneous metal working industries.

This segment provides four primary technical services on highly stressed, critical function metal parts: shot peening, heat treating, laser peening, and specialty coatings.

Shot Peening

Shot peening is a process by which the durability of metal parts is enhanced by bombarding the part’s surface with spherical media, such as steel shot or ceramic or glass beads, to compress the outer layer of the metal. In addition, shot peen forming shapes metal panels with aerodynamic curvatures, which are assembled as wing skins of commercial and military aircraft. Currently, we conduct shot peen forming on wing panels and other components for Airbus, Boeing, and other aerospace OEMs.

Heat treating

Heat treating is a process of exposing metal parts to precisely controlled temperature cycles to change the mechanical and metallurgical properties of the metal.

Laser Peening

Laser peening is an advanced metal surface treatment process that utilizes a unique high energy laser developed by the Lawrence Livermore National Laboratory and adapted for use by Metal Treatment engineers. The laser peening process is being used in production to extend the life of critical industrial and flight turbine engine components. Future applications include high value, extreme service components in aircraft structures, oil and gas, medical implant, and marine applications. We retain the exclusive worldwide rights to the intellectual property necessary for the use of this laser architecture on laser peening of commercial products.

Specialty coatings

Specialty coatings primarily consist of the application of solid film lubricant and corrosion resistant protective coatings to metal components used in critical applications for a broad range of industries. The coatings are applied by either an air spray or a dipping and spinning process for bulk applications. We have diversified our capabilities into the growing medical market by the addition of a vapor deposition process to apply parylene coatings to medical devices, including rubber/silicone seals and wire forming mandrels used in the manufacture of catheters. Parylene coatings provide resistance to solvents, moisture, and are biocompatible.

In addition to shot peening, laser peening, heat treating, and specialty coatings, other metal treatment services that are provided by our Metal Treatment segment include nondestructive inspection, plating, anodizing, and reed valve manufacturing.

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 65 facilities located in the United States, Canada, United Kingdom, France, Germany, Sweden, Belgium, Italy, Spain, Austria, Ireland, and China. Our Metal Treatment services are marketed directly by our employees. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, we believe that our technical knowledge and quality of workmanship provide a competitive advantage. We compete in this segment on the basis of quality, service, and price.

Customer Concentration and Backlog

Our largest customer in this segment accounted for approximately 10% of its sales during 2010, 11% during 2009, and 9% during 2008. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on our Metal Treatment segment.

The backlog of Metal Treatment was $2 million as of December 31, 2010 and 2009, substantially all of which is expected to be recognized in the first quarter of 2011. Due to the nature of our metal treatment services, we operate with a very limited backlog of orders and services that are provided primarily on new manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

The following list defines our principle products and the markets served by the Metal Treatment segment.

Commercial Aerospace
•	Shot peen forming
Wing skins
•	Shot peening
Aircraft structural components
Landing gear components
Turbine engine rotating components
•	Heat Treating
Aluminum structural components
•	Laser peening
Turbine engine rotating components
•	Coatings

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

In 2010, 2009, and 2008, our foreign operations generated 36%, 35%, and 57%, respectively, of our pre-tax earnings.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 41%, 42%, and 36% of consolidated revenue during 2010, 2009, and 2008, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus fixed or award fees.

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

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventory. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 3, and 4 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K). In the case of most Motion Control and Flow Control segment products for U.S. Government end use, the contracts typically provide for the retention by the customer of stipulated percentages of the contract price pending completion of contract closeout conditions.

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

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue is recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Company-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $26 million, $29 million, and $32 million, in 2010, 2009, and 2008, respectively, and were attributed to customers within our Flow Control and Motion Control segments. Research and development expenses incurred by us amounted to $54 million in 2010, $55 million in 2009, and $50 million in 2008.

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

At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain current and former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

Information concerning our specific environmental liabilities is described in Notes 1.N and 15 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Executive Officers

Martin R. Benante, age 58, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000. He has been a Director of the Corporation since 1999.

David J. Linton, age 55, has served as Co-Chief Operating Officer of the Corporation since November 2008 and President of Curtiss-Wright Flow Control Corporation since May 2004; prior to his promotion to Co-Chief Operating Officer Mr. Linton served as Vice President of the Corporation from May 2004, Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2003; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 56, has served as Co-Chief Operating Officer since November 2008 and prior to his promotion served as Vice President of the Corporation from November 2005 and President of Curtiss-Wright Controls from June 2005; Senior Vice President, Electronic Systems of Curtiss-Wright Controls from February 2004 to June 2005; Group Vice President, Integrated Sensing from April 2002 to February 2004.

Thomas P. Quinly, age 52, has served as Vice President of the Corporation since November 2010 and President of Curtiss-Wright Controls, Inc. since November 2008; Senior Vice President, Embedded Computing of Curtiss-Wright Controls, Inc. since 2004.

Glenn E. Tynan, age 52, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002.

Michael J. Denton, age 55, has served as Vice President, Secretary, and General Counsel of the Corporation since August 2001.

Glenn G. Coleman, age 43, has served as Vice President and Corporate Controller of the Corporation since May 2008. Prior to his appointment, Mr. Coleman spent the preceding 10 years with Alcatel Lucent (formerly Lucent Technologies) in various positions, including Finance Vice President, Wireless Business Group from June 2007 to December 2007 and Finance Vice President, Americas Controller from January 2002 to May 2007.

Harry S. Jakubowitz, age 58, has served as Vice President of the Corporation since May 2007 and as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005.

Employees

At the end of 2010, we had approximately 7,600 employees, 10% of which are represented by labor unions and covered by collective bargaining agreements.

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

In 2010, approximately 41% of our revenues were derived from or related to defense programs, with approximately 17% attributable to U.S. Navy procurements. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

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

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract or does not receive funding to continue the program. U.S. Government procurement may adversely affect our cash flow or program profitability.

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

Our business is subject to changes in economic cycles and fluctuations in the timing of government procurement activities. As a result, our annual and quarterly operating results may fluctuate. It is possible that our operating results may not meet the expectations of securities analysts or investors. Similarly, securities analysts may issue reports downgrading our common stock. These events could cause the market price of our common stock to decline.

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

Our strategy includes growth through acquisitions. As a result, our future growth depends in part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our growth strategy may not be successful. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired company, the potential loss of key employees of the acquired company, and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition since the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems. Once integrated, acquired operations may not achieve levels of revenue, profitability, or productivity comparable to those of our existing operations or may otherwise not perform as we expected. We may fail to discover liabilities relating to a pending acquisition during the due diligence investigation, liabilities for which we, as the successor owner, might be responsible. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount, or duration, and may not fully cover the liabilities for which they were intended. If indemnities or warranties are limited, the liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

We use estimates when accounting for contracts. Changes in estimates could affect our profitability and overall financial position.

Long-term contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract since costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2010, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government and commercial contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of December 31, 2010 was $1.7 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

Our future financial results could be adversely impacted by asset impairment charges.

At December 31, 2010, we had goodwill and other intangible assets of approximately $934 million, net of accumulated amortization, which represented approximately 42% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

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

Our success is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management and technical personnel. We face competition for management and qualified technical personnel from other companies and organizations. Therefore, we may not be able to retain our existing management and technical personnel or fill new management or technical positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives. We have made a concerted effort to reduce the effect of the loss of our senior management personnel through management succession planning. The loss of members of our senior management and qualified technical personnel could have a material and adverse effect on our business.

Our international operations are subject to risks and volatility.

During 2010, approximately 29% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and the anti-boycott provisions of the U.S. Export Administration Act. Although we have implemented policies and procedures and provided training that we believe is sufficient to address these risks, we cannot guarantee that our operations will never fail to comply with these laws and regulations. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

We are subject to liability under environmental laws.

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites whether or not the waste was disposed of legally at the time in question. We are currently addressing environmental remediation at certain current and former facilities, and we have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and to establish reserves in our financial statements for future costs deemed probable and estimable. Although we have estimated and reserved for future environmental remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position.

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

As of December 31, 2010, we had $397 million of debt outstanding, of which $394 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes and principal payable at a variable rate of interest under our revolving line of credit. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 10% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

If we fail to satisfy our contractual obligations or meet performance standards, our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.

In general, our contracts may be terminated for our failure to satisfy our contractual obligations or to meet performance standards. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations or performance failures. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial condition and results of our operation.

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

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, expected future medical cost inflation, and expected compensation increases. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law, Employee Retirement Income Security Act, and discretionary contributions to improve the plans’ funded status.

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

Intrusion on our systems could damage our business.

Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. Any intrusion, and the negative publicity arising from such occurrence, could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2010, we had 164 facilities worldwide, including manufacturing, metal treatment service, aerospace component overhaul, engineering, selling, and other facilities and administrative offices. Of these, we owned 45 locations and leased the remaining 119 facilities.

Our principal physical properties as of December 31, 2010, are described below:

Location	Description	Segment	Total Sq. Ft. Owned (1)

Cheswick, Pennsylvania	Manufacturing	Flow Control	698,000

East Farmingdale, New York	Manufacturing	Flow Control	265,000

Mississauga, Ontario, Canada	Manufacturing	Flow Control	195,000

Chester, Wales United Kingdom	Metal Treatment Services – Shot Peening and Wing Forming	Metal Treatment	200,000

Shelby, North Carolina	Manufacturing	Motion Control	168,000

The aggregate remaining properties leased and owned, by each business segment, are as follows:

Segment	Description	Total Sq. Ft. Owned (1)	Total Sq. Ft. Leased (1)

Metal Treatment	Metal treatment service and other facilities and administrative offices	919,000	862,000
Motion Control	Manufacturing, aerospace component overhaul, engineering, and other facilities	139,000	852,000
Flow Control	Manufacturing, engineering, and other facilities	350,000	1,117,000

(1)	Sizes are approximate. Unless otherwise indicated, all owned properties are owned in fee, are not subject to any major encumbrance, and are occupied primarily by factory and/or warehouse operations.

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

We have been named in approximately 126 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 157 and 207 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities.

MARKET INFORMATION

Our Common Stock is listed and traded on the New York Stock Exchange under the symbol CW.

Stock Price Range	2010		2009

	High	Low	High	Low

Common Stock
First Quarter	$36.48	$28.32	$36.06	$22.62
Second Quarter	37.54	28.92	33.20	27.33
Third Quarter	31.49	26.11	36.67	27.52
Fourth Quarter	34.01	28.78	35.20	27.97

As of January 1, 2011, we had approximately 5,470 registered shareholders of our Common Stock, $1.00 par value.

DIVIDENDS

Our quarterly dividend payments were constant in 2009 and 2010. In the third quarter of 2007, we increased our quarterly dividend payment to $0.08 per share, a 33% increase over the prior dividend of $0.06 per share and the fourth increase in the dividend since 2000.

	2010	2009

Common Stock
First Quarter	$0.08	$0.08
Second Quarter	0.08	0.08
Third Quarter	0.08	0.08
Fourth Quarter	0.08	0.08

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2010, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	5,191,047(a)	$31.09	925,675(b)

Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)

Consists of 4,958,569 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Long-Term Incentive Plan and the 1995 Long-Term Incentive Plan, 159,523 shares issuable under the Employee Stock Purchase Plan, and 72,955 shares outstanding under the 2005 Stock Plan for Non-Employee Directors and the 1996 Stock Plan for Non-Employee Directors.

(b)

Consists of 333,140 shares available for future option grants under the 2005 Long-Term Incentive Plan, 545,132 shares remaining available for issuance under the Employee Stock Purchase Plan, and 47,403 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH

The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P 500 Aerospace & Defense Index. The graph assumes an investment of $100 on December 31, 2005 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2005	2006	2007	2008	2009	2010

Curtiss-Wright Corp	100	136.83	186.32	124.99	118.48	126.87
S&P SmallCap 600 Index	100	114.07	112.68	76.63	94.86	118.55
Russell 2000	100	117.00	113.79	74.19	92.90	116.40
S&P 500 Aerospace & Defense	100	123.12	144.67	89.96	108.97	122.48

Item 6. Selected Financial Data.

The data presented in the following table are derived from the audited financial statements.

	CONSOLIDATED SELECTED FINANCIAL DATA
	2010	2009	2008	2007	2006

	(In thousands, except per share data)
Net sales	$1,893,134	$1,809,690	$1,830,140	$1,592,124	$1,282,155
Net earnings	106,598	95,221	109,390	104,328	80,569
Total assets	2,242,018	2,142,041	2,042,030	1,985,560	1,592,156
Total debt	396,644	$465,093	$516,709	511,904	364,874
Basic earnings per share	$2.33	$2.10	$2.45	$2.35	$1.84
Diluted earnings per share	$2.30	$2.08	$2.41	$2.32	$1.82
Cash dividends per share	$0.32	$0.32	$0.32	$0.28	$0.24

All per share amounts have been adjusted to reflect our 2-for-1 stock split on April 21, 2006.

See notes to the consolidated financial statements for additional financial information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “organic”. The definition of “organic” excludes the effect of foreign currency translation.

Therefore, in 2010, our organic growth calculations do not include the operating results related to our 2010 acquisitions of Hybricon Corporation and Specialist Electronics Services, Ltd. as they are considered incremental. For the twelve months ended December 31, 2010, our organic growth calculations also exclude approximately one month of operating results for Nu Torque, two months of operating results for EST Group, Inc., and eleven months of operating results for Skyquest Systems Ltd. These businesses were acquired on January 16, 2009, March 5, 2009, and December 18, 2009, respectively. Our organic growth calculations also exclude approximately five months operating results for our Eaton product line divestiture which was sold on May 6, 2009. The results of operations for these businesses have been removed from the comparable prior year periods for purposes of calculating organic growth figures and are included as a reduction of our incremental results of operations from our acquisitions.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, refer to the Business Description in Part I, Item I of this Annual Report on Form 10-K. The following charts represent our sales by market for 2010 and 2009:

Market Analysis and Economic Factors

In 2010, Curtiss-Wright generated strong financial performance due to continued demand for our highly engineered, advanced products and services, improved operating performance, and the diversification of our core markets: defense, power generation, oil and gas, commercial aerospace, and general industrial. Despite ongoing concerns about the pace of the recovery in global demand and various large defense program cancellations, Curtiss-Wright produced healthy sales and profit due to our highly diversified product portfolio and three operating segments that are solidly positioned in our core markets.

Solid overall defense sales growth of 3% was driven by increased demand for our technologies across several branches of the military. In particular, we experienced strong growth in our naval market of 12% due to the ramp-up in production on the

Virginia class submarine program and CVN-79 Ford class aircraft carrier, as well as the Electro-Mechanical Aircraft Launch System and Advanced Arresting Gear programs used in the takeoff and landing of aircraft on naval ships. In aerospace defense, we achieved growth of 11%, benefiting from strong growth in unmanned aerial vehicles, most notably on the Global Hawk program, as well as increased content on various aircraft and helicopter programs. These markets were offset by a 28% decline in ground defense due to reductions in reset and modernization opportunities on various ground vehicles, primarily due to reduced spending on the Bradley Fighting Vehicle, as well as the cancellation of the Future Combat Systems (“FCS”) program. Across our defense business, we saw increased demand for our embedded computing technologies on new domestic programs and upgrades, which is in-line with the government’s continued focus on expanding ISR applications, as well as a steady rise in sales to foreign military platforms.

Following a period of significant growth in the overall defense budget and related supplemental budgets seen in the previous decade, future defense spending is expected to moderate and eventually flatten out in the coming years, as several large development programs have been delayed or cancelled, and the current Administration looks to decrease troops stationed abroad.

Our commercial markets grew 6% in 2010, driven by rebounds in several of our key markets as the global financial crisis abated and the U.S. economy began to show signs of improvement. In particular, we experienced a significant turnaround in our general industrial market, which increased 18% over the prior year, in addition to an increase of 11% in our commercial aerospace market and an increase of 3% in our power generation market. These increases were partially offset by weaker sales in our oil & gas markets of 4% due to customer delays and reduced capital spending on larger projects, primarily from domestic customers.

Economic Factors Impacting Our Markets

Looking forward, we believe that certain industries within our commercial markets will continue to experience pressure as the global economy begins to rebound, but our unique and highly engineered products, which are typically provided through long-term programs, will continue to generate demand. U.S. defense spending levels are expected to slow moderately over the next few years with a repositioning of the U.S. defense budget, while higher costs for labor will likely reduce funding available for certain development and production programs. We expect the commercial aerospace market to increase in the near-term as new program deliveries successfully ramp production and drive demand for more fuel efficient designs and the global economic recovery stimulates the travel and transportation industries. In addition, we expect continued growth in our power generation market, fueled by global nuclear power construction, as well as our oil and gas market, due to the ongoing focus on resource independence and environmental issues.

General Economy

Many of our industrial businesses are driven in large part by global economic growth, especially in the United States. In 2010, the U.S. economy, as measured by real gross domestic product (“GDP”), grew at a modest pace during the first half of the year, reflecting the beginning of a turnaround from the global economic recession that led to severely restricted access to capital, reduced economic demand and significant declines in energy demand. However, the broader economy slowed down considerably in the second half of 2010. Industrial production and capacity utilization rates were similarly strong in the first half of the year. However, the U.S. recovery appeared to lose some of its momentum in the third quarter of 2010 and concerns for a double-dip recession resurfaced, as the continued weak housing market and lack of job creation diminished consumer confidence. Additionally, industrial production fell in September for the first time in more than a year, signaling a slight cooling in manufacturing activity, as total production and manufacturing output both moderated through the second half of the year. However, full year 2010 industrial production posted its strongest increase on an annual basis since 1998, rising 5.8% in 2010 after falling 9.3% in 2009.

In 2011, the broader economy is expected to continue to recover, and we are cautiously optimistic that our commercial and industrial markets will continue to improve.

Defense

During 2010 approximately 41% of our business is in the military sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the U.S. Department of Defense (“DoD”) budgets and funding levels. In 2010, U.S. military spending levels, as measured by the U.S. DoD funding, began to slow after years of strong growth. However, increased ISR funding in 2010 was one of the key positives as it relates to our business, as our embedded computing products and electronics systems provided increased growth, and are expected to continue to receive solid funding moving forward. The U.S. defense budget request for 2011, a leading indicator of our defense market, increased approximately 2% in the President’s latest proposal, including supplemental spending of approximately $159 billion, although it is expected that the final defense budget passed by Congress may result in slightly lower funding levels. The FY 2011 defense budget begins to implement several of the recommendations of the Quadrennial Defense Review completed in early 2010 and will play a key role in shaping future military budgets.

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance defense platforms including: aircraft carriers, submarines, destroyers, and the F-18 Super Hornet for the U.S. Navy; the U.S. Coast Guard Deepwater program; the F-35 JSF, P-8 Poseidon, F-16 Falcon, F-22 Raptor, V-22 Osprey, and Unmanned Aerial Vehicle programs, such as the Global Hawk, for the U.S. Air Force; and the UH-60 Black Hawk, AH-64 Apache, and CH-47 Chinook helicopters, the Abrams Tank, the Bradley Fighting Vehicle, and the Stryker for the U.S. Army. In addition, we are involved in many of the future military systems that are currently in development, such as the U.S Army’s Ground Combat Vehicle, and the U.S. Navy’s BAMS variant of the Global Hawk platform. We also provide a variety of products to non-U.S. military programs in Europe, the Asia Pacific region, the Middle East, South America, and Canada.

In naval defense, the Fiscal Year 2011 budget indicates continued support and funding for the U.S. Navy’s shipbuilding program, and includes beginning construction of two Virginia class submarines in FY2011, additional funding for the restart of the DDG 51 class destroyer construction program, and continued development of the Ohio class SSBN submarine replacement program (“ORP”). The ORP program has been targeted to receive $672 million of Research and Development (“R&D”) funding in FY 2011, followed by more than $1 billion expected in FY 2012. The U.S. Navy is expected to procure 9 new ships in Fiscal Year 2011 and 50 ships through Fiscal Year 2015. In addition to the increase in production from one to two Virginia class submarines per year starting in Fiscal Year 2011, as part of an eight submarine multi-year contract, work on the new CVN-79 Ford class aircraft carrier is expected to ramp up significantly in 2011 as part of the 5-year build cycle on aircraft carriers. Overall, the FY 2011 budget includes increased funding for the U.S. Navy shipbuilding program, with plans to balance capability, affordability, and industrial base stability.

In aerospace defense, we anticipate incremental funding on programs such as the F-35, Global Hawk, and P-8 as they transition from development to production programs, as well as strong demand for helicopters, which continue to be in high utilization in both Iraq and Afghanistan. However, we expect our performance in this market to be offset by the winding down of the F-22 program and lower volumes on the F-16.

In ground defense, new production orders and resets on the Bradley Fighting Vehicle slowed as U.S. military ground forces shifted from Iraq to Afghanistan, lessening the need for an equivalent complement of wheeled vehicles given the mountainous terrain. While we anticipate ground vehicle upgrades and modernization programs will continue to be funded, the timing is uncertain following years of rapid growth from the supplemental defense budgets. However, current platforms, such as the Abrams, Bradley, and Stryker, have strong long–run momentum, and we anticipate future spending will continue to leverage technology upgrades onto these programs, as well as the development of newer manned and unmanned platforms.

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

Commercial Aerospace

Approximately 13% of our revenue is derived from the global commercial aerospace market. Our primary focus in this market is OEM products and services for commercial jets. However, we have expanded into the regional and business jet sectors with new content on the Cessna, Embraer, and Learjet platforms, and we are providing increasing content to commercial helicopters. Our Motion Control segment primarily provides flight control and utility actuation systems, sensors, and other electronics to Boeing as well as electronic products to Airbus. Our Metal Treatment segment forms all of the wing skins for Airbus aircraft, as well as the Boeing 747-8 aircraft, and also services highly stressed components on turbine engines, landing gear, and aircraft structures. Demand for our commercial aerospace products and services is primarily driven by increased customer production levels, including new platforms for both Boeing and Airbus, increased demand for Sikorsky helicopters, and our successful introduction of new products for existing programs.

The commercial aerospace business is expected to improve in 2011. The largest driver of the commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data supports a modest increase in commercial aircraft deliveries over the next few years, as 2011 will mark the first year in a multi-year production up-cycle for the commercial aerospace market due to announced increases in production by both Boeing and Airbus, with OEM-oriented companies expected to perform well over this timeframe. Industry experts also expect an improving outlook for both regional and business jets. Global airline traffic is another indicator for long-term growth in the commercial aerospace industry, and economic growth is one of the primary drivers of global airline traffic demand. According to the International Air Transport

Association, the airline industry is expected to see a strong cyclical upswing in revenues, improved utilization of capacity by airlines and solid global airline traffic in 2011, although it is still likely to feel the effects of higher fuel prices and economic uncertainty.

Oil and Gas

Approximately 14% of our revenue is derived from the oil and gas market. We provide critical-function valves, process vessels, and control electronics to this market through our Flow Control segment as well as Metal Treatment services on highly stressed metal components. Our significant portfolio of advanced technologies for this market includes integrated systems technologies developed for secondary refining processes such as delayed coking, catalytic cracking, and hydrotreating, as well as a large portfolio of safety-related valve and pressure protection technologies, and digital process control electronics, which provide protection throughout the entire refinery, as well as in petrochemical and other processing plants. We recently expanded our offering in this market through the development of a state-of-the-art manufacturing facility to be used to build large, thick-walled vessels (such as coke drums, fractionators, fluid catalytic cracking units and hydrotreaters) for the refining, chemical and nuclear power industries.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations, which is experienced by both our domestic and international customers. Refiner profitability and global crude oil prices in general will impact their capital spending levels. In 2010, the oil and gas market was negatively impacted by a reduction in new capital equipment orders due to the lack of capital spending, the aftermath of the BP oil spill and general economic uncertainty. While oil prices began improving throughout the year, refinery margins remained low and led to reduced capital expenditures in 2010, which is likely to continue into the first half of 2011. Crude oil prices increased more than 28% during 2010 and are forecast to continue to grow in 2011, albeit at a slower pace, according to the Energy Information Administration, as the world economy recovers and demand continues to outpace supply.

However, we believe a base level of maintenance capital spending will result in continued demand for our products, in particular for our pressure-relief valve technologies and field services, as refineries opportunistically service or upgrade equipment which has been operating at full capacity in recent years. We also expect to see increased demand for our complete coker deheading system, which includes top and bottom unheading valves, isolation valves, cutting tools, and valve automation, process control, and protection systems, which enables safer coke drum operation during the refining process. Additionally, global environmental concerns will drive incremental spending to comply with more stringent emissions standards. Finally, as global dependence on natural resources persists, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities will arise for flow control products to meet these challenges and we continue to take a long-term view that energy and energy production, transmission, and consumption will provide a foundation of economic strength.

Power Generation

Approximately 19% of our revenue is derived from the commercial power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, nuclear storage solutions, containment doors, bolting solutions, and enterprise resource planning and plant process controls through our Flow Control segment. In addition, we are one of a small number of companies that provides N-stamp quality assurance certification necessary for supplying nuclear plant equipment. Many of the companies that originally participated in the nuclear power plant construction market years ago have since exited this market.

Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the 104 operating U.S. nuclear power plants have applied for or will be applying for plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2010, approximately 61 plants have received plant life extensions, applications from 22 additional plants have been submitted and are pending approval, and letters of intent to apply have been submitted from 16 more plants with expected application submittal dates from 2011 through 2017. We provide diagnostic equipment, consulting, inspection and testing services that support plant life extensions and power uprates on the 104 operating reactors in the U.S., as well as operating reactors located throughout the world.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in global commercial nuclear power demand over the next several years. Continued growth in global demand for electricity, especially in developing countries with limited supply, will require increased capacity. The Energy Information Administration forecasts that electricity demand will increase at an average annual rate of 1% through 2035. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a reassessment of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

Domestically, applications for approximately 30 new power plants have been submitted to the Nuclear Regulatory Commission (“NRC”). Thus far, the Westinghouse AP1000 reactor design has been selected for 14 of the potential new reactors. Our Flow Control segment has significant content on the AP1000 reactor, the only Generation III+ advanced design certified by the NRC.

Internationally, new nuclear plant construction is active. Currently there are approximately 62 new reactors under construction in 15 countries, 147 more planned, and another 299 proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years.

General Industrial

Approximately 13% of our revenue is derived from the general industrial market, which consists primarily of metal treatment services, industrial sensors, and motor and machine control systems for OEMs and industrial customers, including the HVAC, automotive, construction, transportation and entertainment industries. Our performance in this market is typically sensitive to the performance of the U.S. and global economies.

For 2010, we experienced a broad increase in our general industrial market, as we began to see signs of an economic recovery in the U.S. This demand was primarily related to improved performance in sensors and controls systems, metal treatment services, and commercial HVAC products. We also had solid sales in our automotive market to both domestic and international customers, due to the increase in global auto production. Looking ahead, based on expectations for a continued, yet modest, global economic turnaround in 2011, the general industrial market is likely to experience modest growth based on improved volumes across several industries in which we participate.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

For the year ended December 31, 2010, sales for the Corporation were $1,893 million. This was an increase of $83 million, or 5%, from $1,810 million in 2009. The increase in sales was largely driven by an increase in organic sales of $55 million, or 3%, over the prior year. This was driven by increases in all three segments: $33 million in our Flow Control segment, $19 million in our Metal Treatment segment, and $3 million in our Motion Control segment. Incremental sales from our 2009 and 2010 acquisitions were $26 million or 1%. The remaining sales increase of $3 million was due to the favorable effects of foreign currency translation.

In 2010, we experienced organic sales growth across most major markets. Our general industrial, commercial aerospace, power generation, and defense markets all increased over the prior year. We achieved strong, double-digit organic sales growth in our general industrial market, with improvements in all three segments. Our Motion Control and Metal Treatment segments experienced substantial increases in demand for our industrial control and embedded computing products as well as our shot peening, heat treating, and coating services, respectively. Strong growth in our commercial aerospace market resulted from increased demand for our sensors and controls products used on various commercial aircraft as well as the ramp-up of production on the Boeing 787 program. Our power generation market showed modest growth over the prior year. While we experienced growth in most commercial markets, we continue to be challenged in the oil and gas market due to delays in new order placement for our traditional valve products. The growth within our defense markets was driven by strong increases in the aerospace and naval markets within our Motion Control and Flow Control segments, respectively. Most notably, the improvements were driven by increased sales supporting ISR applications, including the Global Hawk Unmanned Aerial Vehicle and various helicopter programs, as well as the Virginia class submarine program. These increases were largely offset by declines in the ground defense market within our Motion Control segment, which was due to lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles, as well as lower sales due to the cancellation of the FCS program.

Backlog increased 3% to $1,670 million at December 31, 2010, from $1,627 million at December 31, 2009. New orders increased by $188 million ($1,918 million versus $1,730 million), or 11%, during 2010. This increase is attributable to a large number of orders, distributed across our ground defense, aerospace defense, commercial aerospace, and oil and gas markets, partially offset by the timing of new orders on long-term naval defense contracts. Acquisitions contributed an incremental $34 million to new orders from the comparable period in 2009.

Operating income for 2010 was $180 million, which increased $11 million, or 6%, from $169 million in 2009. Organic operating income increased by approximately $21 million, or 12%, but was partially offset by $10 million of unfavorable foreign currency translation. Our segment organic operating margin was 11.8% for 2010, a 110 basis point improvement, compared to 10.7% in the prior year. Our Metal Treatment, Flow Control, and Motion Control segments’ organic operating income increased 32%, 15% and 8%, respectively, mainly due to both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs. Please refer to Note 10 to the Consolidated Financial

Statements for more information regarding our restructuring. Non-segment operating expense increased by $7 million, mainly due to higher medical and pension expenses. Our 2009 and 2010 acquisitions had a minimal impact on operating income during 2010.

Net earnings for 2010 totaled $107 million or $ 2.30 per diluted share, an increase of 12% as compared to $95 million or $2.08 per diluted share in 2009. As compared to the prior year period, the higher operating income, noted above, was supplemented by a $3 million decrease in interest expense. The decrease in interest expense was due to both lower average interest rates and lower average outstanding debt. Our effective tax rate for 2010 was 32.7% as compared to 34.4% in 2009. The lower effective tax rate was mainly due to higher foreign tax credits that were generated by a repatriation of cash from certain foreign locations in the fourth quarter of 2010.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

For the year ended December 31, 2009, sales for the Corporation were $1,810 million. This was a decrease of $20 million, or 1%, from $1,830 million in 2008. The decrease in sales was largely driven by a decrease in organic sales of $37 million or 2%. The decline in organic sales was driven by a reduction in our Metal Treatment segment of $51 million and partially offset by an increase in our Motion Control segment of $15 million. Organic sales for our Flow Control segment were essentially flat over the prior year period. Incremental sales from our 2008 and 2009 acquisitions and divestitures were $43 million or 2%. The remaining sales decline of $27 million or 1% was due to the unfavorable effects of foreign currency translation.

Across the Corporation, we experienced significant reductions in organic sales within our general industrial, oil and gas, and commercial aerospace markets due to generally weak global economic conditions. The decline in sales to the general industrial market is attributed to depressed sales for our automotive, industrial control products, and services across all of our segments. Economic pressures on our customers in the oil and gas market caused delays for new order placement for our coker valve products as well as other valves and services within our Flow Control segment. Similarly in our commercial aerospace market, we experienced a decline in demand within our Metal Treatment segment and, to a lesser extent, delayed orders for integrated sensing products within our Motion Control segment. While challenged in several markets, we continued to experience strong growth in our power generation and defense markets which partially offset the aforementioned decreases. The increase within our power generation markets, primarily in our Flow Control segment, resulted from higher sales of valves and engineering services to plant operators, as well as reactor coolant pumps for the AP1000 nuclear reactors. An increase was realized across all our defense markets. Our Motion Control segment had strong growth in the aerospace, ground and naval defense markets and our Flow Control segment had strong growth in the naval defense market. Most notably, the growth in our naval and aerospace defense markets was driven by increased sales on the Ford class aircraft carrier and Global Hawk Unmanned Aerial Vehicle programs, respectively.

Backlog decreased 3% to $1,627 million at December 31, 2009, from $1,679 million at December 31, 2008. New orders declined by $502 million ($1,730 million versus $2,232 million), or 22%, during 2009. In 2008, we received a large order in excess of $300 million related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year. Acquisitions contributed an incremental $44 million to new orders from the comparable period in 2008.

Operating income for 2009 was $169 million, which decreased $27 million, or 14%, from $197 million in 2008. Organic operating income decreased by approximately $30 million in 2009, while our 2008 and 2009 acquisitions had $6 million in incremental operating losses. Our Metal Treatment and Flow Control segments’ organic operating income declined 57% and 14%, respectively, mainly due to under-absorption of overhead costs resulting from significantly lower volumes in our general industrial and oil and gas markets, offset partially by cost reduction programs. The decrease in our Metal Treatment and Flow Control segments was partially offset by an increase in the Motion Control segment’s organic operating income of 35%. This increase was the result of several nonrecurring events that negatively impacted the margins in 2008 as well as current year benefits generated from our cost reduction and restructuring programs. Organic research and development, selling, general, and administrative costs remained essentially flat as a percentage of sales over the prior year due to cost reduction programs. Please refer to Note 10 to the Condensed Consolidated Financial Statements for more information regarding our restructuring. Foreign currency translation had an additional favorable impact of $8 million on our results in 2009 versus 2008.

Net earnings for 2009 totaled $95 million or $2.08 per diluted share, a decrease of 13% compared to $109 million or $2.41 per diluted share in 2008. Compared to the prior year period, the lower operating income, noted above, was partially offset by a $4 million decrease in interest expense and a $10 million decrease in tax expense. Interest expense decreased for 2009, compared to 2008, due to lower average interest rates partially offset by higher average outstanding debt. Our effective tax rate for 2009 was 34.4% compared to 35.3% in the same period of 2008. Our 2009 effective tax rate included a tax benefit principally due to a Canadian tax rate change which was partially offset by an increase in state tax expense. The 2009 effective tax rate was also favorably impacted by an increase in research and development tax credits from our Canadian and U.K. operations.

Segment Performance

We operate in three principal operating segments on the basis of products and services offered and markets served: Flow Control, Motion Control, and Metal Treatment. See Note 18 to the Consolidated Financial Statements for further segment financial information. The following table sets forth revenues, operating income, operating margin, and the percentage changes on those items, for 2010 as compared with the prior year periods, by operating segment:

	Year Ended December 31,			Percent Changes

				2010	2009
	2010	2009	2008	vs. 2009	vs. 2008

	(In thousands, except percentages)
Sales:
Flow Control	$1,024,828	$985,172	$971,744	4.0%	1.4%
Motion Control	647,031	621,038	594,376	4.2%	4.5%
Metal Treatment	221,275	203,480	264,020	8.7%	(22.9%)

Total Curtiss Wright	$1,893,134	$1,809,690	$1,830,140	4.6%	(1.1%)

Operating Income:
Flow Control	$104,391	$92,721	$102,394	12.6%	(9.4%)
Motion Control	80,410	80,949	60,359	(0.7%)	34.1%
Metal Treatment	25,842	19,891	52,142	29.9%	(61.9%)

Total Segments	210,643	193,561	214,895	8.8%	(9.9%)
Corporate & Other	(30,820)	(24,242)	(18,333)	27.1%	32.2%

Total Curtiss Wright	$179,823	$169,319	$196,562	6.2%	(13.9%)

Operating Margins:
Flow Control	10.2%	9.4%	10.5%
Motion Control	12.4%	13.0%	10.2%
Metal Treatment	11.7%	9.8%	19.7%

Total Segments	11.1%	10.7%	11.7%
Total Curtiss-Wright	9.5%	9.4%	10.7%

Flow Control

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Our Flow Control segment reported sales of $1,025 million for 2010. This was a year over year increase of $40 million, or 4%, from $985 million. Organic sales increased $33 million, or 3%, over the same period from the prior year; however, increases in our defense markets of $32 million, power generation market of $7 million, and general industrial market of $3 million, were partially offset by a decrease in the oil and gas market of $9 million. In addition, our 2009 acquisitions of EST and Nu-Torque contributed $3 million in incremental sales. The remaining sales increase of $5 million was due to the favorable effect of foreign currency translation.

The increase in organic sales in our defense markets was driven by strong increases in production on the Virginia class submarine programs due to the advanced procurement for the ramp up in production from one to two submarines per year. In addition, we had strong increases in production on the CVN-79 Ford class aircraft carrier programs, in particular pumps and generators, as well as increased sales of our helicopter handling systems. These increases in naval defense were partially offset by lower sales on the CVN-78 Ford class aircraft carrier program, as our efforts shift toward the CVN-79, and a reduction in production on the DDG1000 destroyer program as we completed the third and final ship in the fourth quarter of 2010. Our commercial markets were relatively flat from the prior year period, as organic growth in our power generation market and general industrial market were offset by declines in the oil and gas market. Our power generation market showed modest growth over the prior year. We continued to experience increased demand for upgrades and plant maintenance on domestic nuclear reactors as well as increases in our domestic sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors; however, these increases were largely offset by lower AP1000 sales in China. The organic growth in our general industrial market was mainly due to higher demand for our industrial control products due to the timing of order placement in the HVAC industry. Within our oil and gas market, we experienced a decrease in domestic sales of our engineered process vessels and continued to experience delays in new order placement for our traditional valve products; however, these declines were mostly offset by a strong increase for our coker valve products in the international market.

Backlog decreased 3% to $1,149 million at December 31, 2010 from $1,182 million at December 31, 2009. New orders increased by $8 million ($988 million versus $980 million), or 1%, during 2010. This increase was mainly due to growth in orders within our international oil and gas market, partially offset by the timing of new orders on long-term naval defense contracts. Acquisitions contributed an incremental $3 million to new orders from the comparable period in 2009.

Operating income for 2010 was $104 million for our Flow Control segment. This was an increase of $12 million, or 13%, compared to $93 million in 2009. Organic operating income increased by approximately $14 million, or 15% from the prior year. Despite increased strategic investments in the AP1000 program and consolidation costs in our oil and gas business, our organic operating margin increased 100 basis points. This was mainly impacted by improved absorption on increased sales volume and benefits generated by our cost reduction and restructuring programs, which more than offset the $2 million gain recognized on the acquisition of Nu-Torque in 2009. Foreign currency translation had an unfavorable impact of $2 million on our results in 2010 versus 2009.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Our Flow Control segment reported sales of $985 million for 2009. This was a year-over-year increase of $13 million, or 1%, from $972 million. The increase was mainly due to our 2009 acquisitions of EST and Nu-Torque, partially offset by our divestiture, which previously generated $20 million, or 2% of incremental sales. Organic sales were flat for 2009; however, we saw strong increases in both our power generation and defense markets of $41 million and $35 million, respectively. These increases were offset by declines in the oil and gas market of $52 million and the general industrial market of $25 million. The remaining sales decline of $6 million was due to unfavorable effects of foreign currency translation.

Organic sales remained flat compared to the prior year; however, we experienced significant fluctuations across all of our major markets. Increased sales to the power generation market were mainly driven by domestic nuclear sales, as we experienced increased demand for plant maintenance projects. These projects, driven by timing of refurbishment cycles, can vary in timing from period to period. We also experienced increased sales of our next generation reactor coolant pump for the AP1000 nuclear reactors being constructed in China and the United States. Increased sales to the defense market were mainly due to our naval defense programs and the production on Ford class aircraft carriers, most notably our Electro-Magnetic Aircraft Launching System. Our Virginia class submarine production and development programs also had increased sales. Offsetting these increases were decreased sales to the domestic oil and gas market which resulted from delays in the timing of new order placement for our coker products resulting from more restrictive financial markets, reduced energy demand, and weak economic conditions globally. Traditional oil and gas valve products also generated lower sales due to a downturn in capital spending and maintenance expenditures by our customers. Partially offsetting the decreased sales to the domestic oil and gas market was increased demand for our international services in refinery repairs, maintenance, and spares. Our general industrial market declined due to lower demand for our industrial control products and automotive products resulting from depressed economic conditions.

Backlog increased 1% to $1,182 million at December 31, 2009 from $1,167 million at December 31, 2008. New orders declined by $347 million ($980 million versus $1,327 million), or 26%, during 2009. This decrease was a result of a large order in excess of $300 million in the prior year related to our next-generation reactor coolant pumps for the AP1000 nuclear power plants that did not recur in the current year. Acquisitions contributed an incremental $17 million to new orders from the comparable period in 2008.

Operating income for 2009 was $93 million for our Flow Control segment. This was a decrease of $10 million, or 9%, compared to $102 million in 2008. Organic operating income decreased $14 million from the prior year. Organic operating income margins decreased 150 basis points to 9.1% in 2009 from 10.6% in 2008. Our organic operating income was primarily impacted by a shift in sales mix toward lower margin products as well as changes in long-term contracts both in the current year and prior year. Operating margins were also negatively impacted by the under-absorption of overhead costs resulting from significantly lower volumes in the oil and gas and general industrial markets. These declines were partially offset by increased volumes in our commercial nuclear power market and benefits generated from our cost reduction and restructuring programs. Our 2009 acquisitions contributed $2 million of incremental operating income in 2010, primarily due to a gain of $2 million recognized on the acquisition of Nu-Torque, which was accounted for as a bargain purchase under acquisition accounting that became effective January 1, 2009. Foreign currency translation had an additional favorable impact of $3 million or 3% on our results in 2009 versus 2008.

Motion Control

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Our Motion Control segment reported sales of $647 million for 2010. This was an increase of approximately $26 million, or 4%, from $621 million in 2009. This increase was mainly due to our 2009 and 2010 acquisitions of Skyquest Systems Ltd., Hybricon Corporation, and Specialist Electronics Services, Ltd., which generated $24 million, or 4%, in incremental sales. Organic sales increased by $3 million, or less than 1%, for 2010; however, strong increases in our general industrial market of $16 million, commercial aerospace market of $16 million, and aerospace defense market of $19 million were largely offset by a decrease in our ground defense market of $49 million. The remaining sales decline of $1 million was due to the unfavorable effects of foreign currency translation.

Due to improving economic conditions, organic sales in our commercial markets grew 16% over the prior year, surpassing 2009 and 2008 results. This was driven by both increases in both the general industrial and commercial aerospace markets. The increase in organic sales in our general industrial market was due to demand for both embedded computing and controller products to a broad range of customers. The organic sales growth realized in our commercial aerospace market is the result of increased demand for our sensors and controls products on commercial aircraft as well as higher sales of flight controls on the Boeing 787 series aircraft. Offsetting the positive performance in these commercial markets was a decline in organic sales in our defense markets; however, a decrease in the ground defense market was partially offset by an increase in the aerospace defense market. The decrease in the ground defense market was driven by both the cancellation of the FCS program and by lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles. The increase in the aerospace defense market was driven primarily by higher sales for our embedded computing products on the Global Hawk Program as well as various integrated sensing products on international aircraft and helicopter programs. These increases were partially offset by a reduction in production and spares for the F-22 program.

Backlog increased 17% to $519 million at December 31, 2010 from $443 million at December 31, 2009. New orders increased by $162 million ($709 million versus $547 million), or 30%, during 2010. This increase was attributable to a large number of orders, primarily distributed across our commercial aerospace, ground defense and aerospace defense markets. Acquisitions contributed an incremental $32 million to new orders from the comparable period in 2009.

Operating income for 2010 was $80 million for our Motion Control segment. This was essentially flat compared to $81 million in 2009. Organic operating income increased by approximately $6 million, or 8%, over the prior year. Organic operating margin increased 100 basis points, mainly due to both improved absorption on increased sales volumes in our commercial markets and benefits generated from our cost reduction and restructuring programs. Our 2010 acquisitions had a minimal impact on our operating income for the year. Foreign currency translation had an unfavorable impact of $7 million on our results in 2010 versus 2009.

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

Backlog decreased 13% to $443 million at December 31, 2009, from $510 million at December 31, 2008. New orders declined by $94 million ($547 million versus $642 million), or 15%, during 2009. This was mainly due to reductions in our commercial aerospace and general industrial markets. Acquisitions contributed an incremental $26 million to new orders from the comparable period in 2008.

Operating income for 2009 was $81 million for our Motion Control segment. This was an increase of $21 million, or 34%, from $60 million in 2008. The segment realized incremental losses of approximately $8 million in 2009, which are mainly related to intangible amortization expenses that generally run higher in the earlier years. Organic operating income increased by $21 million as organic operating income margins increased 320 basis points to 13.3% in 2009 from 10.1% in 2008. There were several nonrecurring events that negatively impacted the margins in 2008, including the Eclipse bankruptcy, lower margins due to delays on the Boeing 700 series platforms, and a write-off of deferred contract costs after receipt of a contract cancellation in the fourth quarter. Conversely, the 2009 margins were positively impacted by favorable mix, increased volume on contracts, and benefits generated from our cost reduction and restructuring programs. Foreign currency translation had an additional favorable impact of $8 million, or 13%, on our results in 2009 versus 2008.

Metal Treatment

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Our Metal Treatment segment reported sales of $221 million in 2010. This was an increase of $18 million, or 9%, from $203 million in the prior year. Organic sales increased $19 million, or 9%, in 2010. The organic sales increase was mainly due to a strong increase in the general industrial market of $16 million and commercial aerospace market of $3 million. The increase in sales in the general industrial market was mainly the result of increases in demand for shot peening, heat treating, and coating services. Increased sales in the commercial aerospace market were driven by higher demand for shot peening and heat treating services. Foreign currency translation had an unfavorable impact of $1 million on our results in 2010 versus 2009.

Operating income for 2010 was $26 million for our Metal Treatment segment. This was an increase of $6 million, or 30%, as compared to $20 million in 2009. Organic operating income increased by approximately $6 million, or 32%, for the year. Organic operating margin increased 200 basis points. The increase was mainly due to benefits generated by our cost reduction and restructuring programs, which were partially offset by higher compensation expenses and start-up costs for expansion into international markets. Foreign currency translation had a minimal impact on our operating income in 2010.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Our Metal Treatment segment reported sales of $203 million for the year ended 2009. This was a decrease of $61 million, or 23%, from $264 million. Organic sales decreased $51 million, or 19%, in 2009. Organic Sales to the general industrial, commercial aerospace, and oil and gas market decreased by $36 million, $11 million, and $7 million, respectively. The decline in sales was due to the weak global economic environment which resulted in a reduction in demand across all primary service offerings, most notably shot peening services. The decrease in organic sales was partially offset by our 2008 acquisition of PCS which contributed $2 million in sales. The remaining sales decline of $11 million was due to the unfavorable effect of foreign currency translation.

Operating income for 2009 was $20 million for our Metal Treatment Segment. This was a decrease of $32 million, or 62%, compared to $52 million for the year ended 2008. Organic operating income decreased by approximately $30 million from the prior year, while incremental operating income had a minimal impact. Organic operating income declined, primarily due to lower volumes and the under-absorption of overhead costs as a result of the rapid decline in sales. The impact of this decline was partially offset by benefits generated from our cost reduction and restructuring programs. Foreign currency translation negatively impacted operating income for 2009 by $3 million.

Corporate and Other Expenses

Non-segment operating costs consist mainly of pension expense associated with the Curtiss-Wright Pension Plans, environmental remediation and administrative expenses, unallocated medical costs associated with the pooling of self-insurance costs, net foreign transaction gains/losses, certain legal costs, and other income and expense not directly associated with the ongoing performance of the segments. We had non-segment operating costs of $31 million, $24 million, and $18 million in 2010, 2009, and 2008, respectively.

Pension expense associated with the Curtiss-Wright Pension Plans was $21 million, $18 million, and $8 million in 2010, 2009, and 2008, respectively. The 2009 pension expense included the correction of an immaterial error related to prior periods. In addition, in 2009, the pension expense included a settlement charge resulting from the retirement of a key executive and his election to receive his pension benefit as a single lump sum payout. Excluding these adjustments, the increasing pension expense over the three year period was due to increased service, interest costs, and the recognition of previously unamortized losses. For further information on the changes in pension expense, see Note 16 to the Consolidated Financial Statements

Net foreign exchange transaction losses amounted to $1 million, $2 million, and $5 million in 2010, 2009, and 2008, respectively. The higher 2008 loss was primarily due to a forward currency transaction to provide downside protection of the cash purchase price for the VMETRO acquisition.

Interest Expense

Interest expense decreased $3 million in 2010 compared to 2009. The decrease was the result of lower debt levels and average interest rates. Our average outstanding debt decreased 11% in 2010, which was mainly due to making additional payments on our revolver. Our average borrowing rate decreased 11 basis points primarily due to the retirement of our 2003 senior notes in September 2010, which had a higher fixed interest rate than our revolver.

Provision for Income Taxes

Our effective tax rates for 2010, 2009, and 2008, are 32.7%, 34.4%, and 35.3%, respectively. For further information on the changes in effective tax rates, see Note 11 to the Consolidated Financial Statements.

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

Operating Activities

	December 31, 2010	December 31, 2009

Working Capital	$472,088	$313,182
Ratio of Current Assets to Current Liabilities	2.1 to 1	1.6 to 1
Cash and Cash Equivalents	$68,119	$65,010
Days Sales Outstanding	49 days	44 days
Inventory Turns	4.5	4.3

Our working capital was $472 million at December 31, 2010, an increase of $159 million from the working capital at December 31, 2009, of $313 million. Excluding the impact of cash and the working capital changes from our acquisitions and divestitures, our working capital increased $153 million. This increase was mainly caused by a decrease in short-term debt, which was mainly due to the repayment of $75 million of private placement debt that matured in September of 2010 and an increase in accounts receivable of $57 million, the result of both higher trade receivables and unbilled receivables on long-term contracts.

During 2010, we incurred additional liabilities of $3 million related to business restructuring initiatives. These costs were in addition to the $6 million in 2009 and $7 million in 2008. The majority of the restructuring costs related to our 2009 and 2010 restructuring initiatives has been paid and was funded through normal operations. We estimate annualized cash savings from these initiatives to be approximately $20 to $25 million after the completion of the restructuring activities.

During the fourth quarter of 2010, we initiated additional restructuring activities within our Oil and Gas division of our Flow Control segment, incurring $0.5 million of additional expense. We expect to incur additional expenses of $2.5 million related to these initiatives during 2011. We estimate annualized cash savings from this initiative to be $2 million. Please see Note 10 to the Consolidated Financial Statements for more information regarding our restructuring initiatives.

Investing Activities

We have acquired forty-seven businesses since 2001 and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, net of dispositions, which totaled $42 million and $68 million in 2010 and 2009, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments and contingent payments, such as potential earn-out payments and working capital adjustments. During 2010, we paid a net amount of $0.4 million in such payments relative to prior year acquisitions. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our capital expenditures were $53 million in 2010, $76 million in 2009, and $104 million in 2008. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and the construction of new facilities or upgrade of existing facilities.

Financing Activities

On August 10, 2007, the Company and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Our available credit under the credit facility increased from $400 million to $425 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600 million. The consortium membership has remained relatively the same. The Credit Agreement extended the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2010, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $1.3 billion without exceeding the covenant limit defined in the Credit Agreement. We would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. We had $110 million and $100 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2010 and December 31, 2009, respectively. The unused credit available under the Credit Agreement at December 31, 2010 was $258 million. The Corporation believes that its Credit Agreement with the bank consortium provides sufficient short-term access to financing should our operating cash flows be insufficient to fund our operations.

On December 1, 2005, we issued $150 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The note also contains a cross default provision with our other senior indebtedness. As of December 31, 2010, we were in compliance with all covenants.

On September 25, 2003 we issued $200 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured and were paid on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness.

Our industrial revenue bonds, which are collateralized by real estate, were $9 million at December 31, 2010 and December 31, 2009. The loans outstanding under the 2003 and 2005 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had variable interest rates averaging 3.78% for 2010 and 3.89% for 2009.

Our current portion of long-term debt and short-term debt was $3 million at December 31, 2010, and $81 million at December 31, 2009. Our long-term debt was $394 million at December 31, 2010, an increase of $10 million from $384 million at December 31, 2009.

Future Commitments

Cash generated from operations, which includes interest payments of approximately $18 million to $25 million, estimated income tax payments of approximately $55 million to $65 million, and additional working capital requirements should be considered adequate to meet our planned capital expenditures of approximately $80 million to $90 million and expected dividend payments of approximately $15 million. There can be no assurance, however, that we will continue to generate cash from operations at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing.

In 2010, we made contributions of approximately $7 million to our pension plans. We expect to make contributions to the Curtiss-Wright Pension plan of approximately $36 million in 2011 and $4.4 million to our foreign pension plans. We expect to make cumulative contributions of $195 million through 2015 to the Curtiss-Wright Pension plan. For more information on our pension and other post retirement benefits plans, please see Note 16 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2010:

(In thousands)	Total	2011	2012	2013	2014	2015	Thereafter

Debt Principal Repayments	$396,606	$2,602	$110,101	$125,105	$108	$110	$158,580
Interest Payment on Fixed Rate Debt	76,752	15,440	15,440	13,514	8,265	8,265	15,828
Operating Leases	166,161	24,283	23,889	21,704	19,568	20,808	55,909

Total	$639,519	$42,325	$149,430	$160,323	$27,941	$29,183	$230,317

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on our Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2010, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2011	2012	2013	2014	2015	Thereafter (1)

Letters of Credit	$57,184	$32,049	$7,539	$3,665	$958	$242	$12,731

(1) Amounts indicated as Thereafter are letters of credit which expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $2 million.

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

Application of percentage-of-completion methods of revenue recognition requires the use of reasonable and dependable estimates of the future material, labor, and overhead costs that will be incurred and a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon industry knowledge and experience of our engineers, project managers, and financial staff. These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on our operating performance. Adjustments to original estimates for contract revenue, estimated costs at completion, and the estimated total profit are often required as work progresses throughout the contract and more information is obtained, even though the scope of work under the contract may not change. These changes are recorded on a cumulative basis in the period they are determined to be necessary.

Under the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined. However, costs associated with costs deferred in anticipation of future contract sales and certain loss development contracts may be deferred if follow-on production orders are deemed probable. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time as the price has been finalized.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2010, and the annual periodic costs for 2011, was reduced from 6.0% to 5.25% for the Curtiss-Wright Pension Plan and the EMD postretirement benefit plan to reflect current economic conditions. The rate reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determined our discount rate based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations. The discount rate for the Curtiss-Wright Restoration and postretirement benefit plans decreased to 5.0% and 4.0%, respectively, in 2010 to reflect the shorter duration of liabilities of these plans. These changes caused an increase to the benefit obligation. The rate of compensation increase for the pension plans remained at a weighted 4.0%, but was updated to reflect a graded scale of 5.0% to 3.0% that decrements as pay increases. We believe this better reflects the experience over the past years and the Company’s expectation of future salary increases. We also utilized the RP 2000 mortality tables updated with generational projections, which assumes mortality improvements into the future for the U.S. pension and postretirement benefit plans.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by both our actuaries and investment consultants. We have consistently used the 8.5% rate as a long-term overall average return, and consider this rate to be a reasonable assumption of the future long-term investment returns.

The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future. The trend’s rate is then graded down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. The health care cost trend rates used to determine the benefit obligations of the plans as of December 31, 2010, and the annual periodic costs for 2011 were on an initial trend of 8.5% grading down to an ultimate trend of 5.5% in 2014. In 2010 we modified the EMD postretirement benefit design for post-65 retirees, effectively capping the plan to future medical inflation. Any change in the expectation of these rates to return to a normal level should not have a material impact on the amount of expense we recognize.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected earnings of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of our domestic qualified pension plan decreased by $46 million in 2010, primarily due to the decline in the discount rate used to value plan obligations at December 31, 2010. This decline was partially offset by asset returns of 13.3% for the year. However, the sharp decline in the financial markets in 2008 and the lower interest rate environment has increased our future cash funding requirements and future pension expense. We expect to contribute approximately $195 million to this plan over a five year period beginning in 2011. Additionally, we expect pension expense of $30 million associated with this plan in 2011.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2010 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense

Discount rate	(0.25%)	$13,556	$1,906
Rate of compensation increase	0.25%	3,036	817
Expected return on assets	(0.25%)	—	788

See Note 16 to the Consolidated Financial Statements for further information on our pension and postretirement plans, including an estimate of future cash contributions.

Environmental Reserves

We provide for environmental reserves on a site-by-site basis when, in conjunction with internal and external legal counsel, it is determined that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when we first record a liability for a particular site. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, we accrue environmental liabilities based upon our expected share of the liability, taking into account the financial viability of our other jointly liable partners. Judgment is required when we make assumptions and estimate costs expected to be incurred for environmental remediation activities because of, among other factors, difficulties in assessing the extent and type of environmental remediation to be performed, the impact of complex environmental regulations and remediation technologies, and agreements between potentially responsible parties to share in the cost of remediation. In estimating the future liability and continually evaluating the sufficiency of such liabilities, we weigh certain factors including our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, an increase or decrease in the estimated time required to remediate, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation. We do not believe that continued compliance with environmental laws applicable to our operations will have a material adverse effect on our financial condition or results of operation. However, given the level of judgment and estimation used in the recording of environmental reserves, it is reasonably possible that materially different amounts could be recorded if different assumptions were used or if circumstances were to change, such as environmental regulations or remediation solution remedies.

As of December 31, 2010, our environmental reserves totaled $20.8 million, the majority of which is long term. Approximately 41.9% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. The fair value of assets acquired (net of cash) and liabilities assumed of our 2010 acquisitions were estimated to be $50 million and $8 million, respectively. See Note 2 to the Consolidated Financial Statements for further information on our purchase accounting.

Goodwill

We have $694 million in goodwill as of December 31, 2010. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, scientific, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

In our approach, we estimate the fair value of our reporting units considering both comparative market multiples as well as estimated discounted cash flows for the reporting units. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. If an impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill on the reporting unit. Based upon the completion of our annual test, we determined that that there was no impairment of value and that all reporting units’ fair values were substantially in excess of their carrying amounts.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite-lived intangible assets are not amortized. Indefinite-lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. Additionally, we review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified. Based upon the completion of our annual impairment review, we determined that that there was no impairment of value.

Recently Issued Accounting Pronouncements

New accounting pronouncements have been issued which are not effective until after December 31, 2010. For further discussion of new accounting standards, see Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use such instruments for trading or other speculative purposes. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2010. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 70% and 76% fixed at December 31, 2010 and December 31, 2009, respectively. The variable rates on the Industrial Revenue Bonds are based on market rates. As of December 31, 2010, a change in interest rates of 1% would have an impact on consolidated interest expense of approximately $1 million. Information regarding our 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 12 to the Consolidated Financial Statements.

Financial instruments expose us to counter-party credit risk for non-performance and to market risk for changes in interest and foreign currency rates. We manage exposure to counter-party credit risk through specific minimum credit standards, diversification of counter-parties, and procedures to monitor concentrations of credit risk. We monitor the impact of market risk on the fair value and cash flows of our investments by investing primarily in investment grade interest-bearing securities, which have short-term maturities. We attempt to minimize possible changes in interest and currency exchange rates to amounts that are not material to our consolidated results of operations and cash flows.

Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the Euro, the Norwegian kroner, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $6 million as it relates exclusively to foreign currency exchange rate exposures.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,

	2010	2009	2008

	(In thousands, except per share date)
Net sales	$1,893,134	$1,809,690	$1,830,140
Cost of sales	1,271,381	1,214,159	1,214,061

Gross profit	621,753	595,531	616,079
Research and development expenses	(54,131)	(54,645)	(49,615)
Selling expenses	(111,773)	(106,187)	(107,308)
General and administrative expenses	(276,026)	(265,380)	(262,594)

Operating income	179,823	169,319	196,562
Interest expense	(22,107)	(25,066)	(29,045)
Other income, net	579	1,006	1,585

Earnings before income taxes	158,295	145,259	169,102
Provision for income taxes	(51,697)	(50,038)	(59,712)

Net earnings	$106,598	$95,221	$109,390

Net earnings per share:
Basic earnings per share	$2.33	$2.10	$2.45

Diluted earnings per share	$2.30	$2.08	$2.41

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2010	2009

	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$68,119	$65,010
Receivables, net	461,632	404,539
Inventories, net	281,103	285,608
Deferred tax assets, net	48,568	48,777
Other current assets	40,605	33,567

Total current assets	900,027	837,501

Property, plant, and equipment, net	397,280	401,149
Goodwill	693,572	648,452
Other intangible assets, net	240,197	242,506
Deferred tax assets, net	1,033	1,994
Other assets	9,909	10,439

Total assets	$2,242,018	$2,142,041

LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$2,602	$80,981
Accounts payable	133,180	129,880
Accrued expenses	99,966	90,855
Income taxes payable	3,111	4,212
Deferred revenue	146,770	167,683
Other current liabilities	42,310	50,708

Total current liabilities	427,939	524,319

Long-term debt	394,042	384,112
Deferred tax liabilities, net	26,815	25,549
Accrued pension and other postretirement benefit costs	166,591	120,930
Long-term portion of environmental reserves	19,091	18,804
Other liabilities	47,437	41,570

Total liabilities	1,081,915	1,115,284

Contingencies and Commitments (Note 12, 15, 17, and 19)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized at December 31, 2010 and 2009; 48,557,638 and 48,213,472 shares issued at December 31, 2010 and 2009, respectively; outstanding shares were 46,133,766 at December 31, 2010 and 45,624,179 at December 31, 2009	48,558	48,214
Additional paid in capital	130,093	111,707
Retained earnings	1,072,459	980,590
Accumulated other comprehensive loss	(2,813)	(19,605)

	1,248,297	1,120,906

Less: Common treasury stock, at cost (2,423,872 shares at December 31, 2010 and 2,589,293 shares at December 31, 2009)	(88,194)	(94,149)

Total stockholders’ equity	1,160,103	1,026,757

Total liabilities and stockholders’ equity	$2,242,018	$2,142,041

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2010	2009	2008

	(In thousands)
Cash flows from operating activities:
Net earnings	$106,598	$95,221	$109,390

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,946	76,480	74,251
Net loss on sales and disposals of long-lived assets	1,446	1,917	804
Gain on bargain purchase	—	(1,937)	—
Deferred income taxes	2,828	(6,470)	(6,370)
Share-based compensation	13,378	15,264	13,663
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
(Increase) decrease in receivables	(60,208)	9,250	(20,230)
Decrease (increase) in inventories	10,640	17,819	(46,564)
Increase (decrease) in progress payments	6,493	(8,573)	8,227
Increase (decrease) in accounts payable and accrued expenses	9,925	(30,565)	8,582
(Decrease) increase in deferred revenue	(20,913)	28,724	33,332
Decrease in income taxes payable	(1,122)	(11,326)	(4,044)
Increase in net pension and postretirement liabilities	24,528	19,654	11,416
Decrease in other current and long-term assets	1,205	2,319	2,250
Decrease in other current and long-term liabilities	(3,034)	(11,198)	(4,886)

Total adjustments	65,112	101,358	70,431

Net cash provided by operating activities	171,710	196,579	179,821

Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	744	3,789	8,143
Acquisitions of intangible assets	(1,608)	(673)	(311)
Additions to property, plant, and equipment	(52,980)	(75,643)	(103,657)
Acquisition of businesses, net of cash acquired	(42,200)	(68,623)	(48,557)

Net cash used for investing activities	(96,044)	(141,150)	(144,382)

Cash flows from financing activities:
Borrowings of debt	513,100	711,059	598,000
Principal payments on debt	(581,771)	(762,759)	(622,580)
Proceeds from exercise of share-based payments	10,560	10,557	9,905
Dividends paid	(14,729)	(14,559)	(14,381)
Excess tax benefits from share-based compensation	985	378	1,544

Net cash used for financing activities	(71,855)	(55,324)	(27,512)

Effect of exchange-rate changes on cash	(702)	4,200	(13,742)

Net increase (decrease) in cash and cash equivalents	3,109	4,305	(5,815)
Cash and cash equivalents at beginning of year	65,010	60,705	66,520

Cash and cash equivalents at end of year	$68,119	$65,010	$60,705

Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$49,939	$81,103	$133,159
Additional consideration paid (received) on prior year acquisitions	1,153	1,835	(1,447)
Liabilities assumed from current year acquisitions	(8,206)	(12,102)	(75,156)
Cash acquired	(686)	(276)	(7,999)
Gain on bargain purchase	—	(1,937)	—

Acquisition of businesses, net of cash acquired	$42,200	$68,623	$48,557

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Treasury Stock

January 1, 2008	$47,715	$79,550	$807,413	$93,327		$(113,220)

Comprehensive income:
Net earnings	—	—	109,390	—	$109,390	—
Pension and postretirement adjustment, net	—	—	—	(87,313)	(87,313)	—
Foreign currency translation adjustments, net	—	—	—	(78,743)	(78,743)	—

Total comprehensive loss					$(56,666)

Adjustment for pension and postretirement measurement date change, net	—	—	(2,494)	178
Dividends paid	—	—	(14,381)	—		—
Stock options exercised, net	188	6,050	—	—		5,439
Share-based compensation	—	9,278	—	—		4,385
Other	—	(378)	—	—		378

December 31, 2008	$47,903	$94,500	$899,928	$(72,551)		$(103,018)

Comprehensive income:
Net earnings	—	—	95,221	—	$95,221	—
Pension and postretirement adjustment, net	—	—	—	16,350	16,350	—
Foreign currency translation adjustments, net	—	—	—	36,596	36,596	—

Total comprehensive income					$148,167

Dividends paid	—	—	(14,559)	—		—
Stock options exercised, net	311	6,085	—	—		4,727
Share-based compensation	—	11,431	—	—		3,833
Other	—	(309)	—	—		309

December 31, 2009	$48,214	$111,707	$980,590	$(19,605)		$(94,149)

Comprehensive income:
Net earnings	—	—	106,598	—	$106,598	—
Pension and postretirement adjustment, net	—	—	—	(14,791)	(14,791)	—
Foreign currency translation adjustments, net	—	—	—	31,583	31,583	—

Total comprehensive income					$123,390

Dividends paid	—	—	(14,729)	—		—
Stock options exercised, net	344	6,937	—	—		4,026
Share-based compensation	—	11,768	—	—		1,610
Other	—	(319)	—	—		319

December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)		$(88,194)

See notes to consolidated financial statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 56 manufacturing facilities and 61 metal treatment service facilities.

A. Principles of Consolidation

The consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

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

F. Progress Payments

Certain long-term contracts provide for interim billings as costs are incurred on the respective contracts. Pursuant to contract provisions, agencies of the U.S. Government and other customers are granted title or a secured interest for materials and work-in-process included in inventory to the extent progress payments are received. Accordingly, these receipts have been reported as a reduction of unbilled receivables and inventories, as presented in Notes 3 and 4 to the Consolidated Financial Statements.

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

H. Intangible Assets

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite lived intangible assets are not amortized. Indefinite lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. See Note 7 to the Consolidated Financial Statements for further information on other intangible assets.

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows, or appraised value, to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. In 2010, the Corporation recognized a $1.5 million impairment related to two facilities where it was determined that their carrying value exceeded their estimated fair value. In 2009, the Corporation recognized a $1.1 million impairment related to two facilities that were associated with the business restructuring plan. There were no such impairments recorded in 2008.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. Goodwill impairment tests performed as of October 31, 2010, 2009, and 2008 concluded that no impairment charges were required as of those dates. See Note 6 to the Consolidated Financial Statements for further information on goodwill.

K. Pre-Contract Costs

The Corporation, from time to time, incurs costs to begin fulfilling the statement of work under a specific anticipated contract that has yet to be obtained from a customer. If it is determined that the recoveries of these costs are probable, the costs will be capitalized, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable, the capitalized costs will be recognized in earnings. There were no costs in 2010 and 2009 that were written off. There were $1.6 million in capitalized costs that were deemed not probable and expensed into earnings during 2008. Capitalized pre-contract costs were $0.7 million and $3.7 million at December 31, 2010 and 2009, respectively.

L. Fair Value of Financial Instruments

Accounting guidance requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value. See Notes 8 and 12 to the Consolidated Financial Statements for further information.

M. Research and Development

The Corporation funds research and development programs for commercial products and independent research and development and bid and proposal work related to government contracts. Development costs include engineering and field support for new customer requirements. Corporation-sponsored research and development costs are expensed as incurred.

Research and development costs associated with customer-sponsored programs are capitalized to inventory and are recorded in cost of sales when products are delivered or services performed. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs.

N. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 41.9% of the Corporation’s environmental reserves as of December 31, 2010, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. See Note 15 to the Consolidated Financial Statements for additional information.

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

P. Capital Stock

The Corporation is authorized to repurchase 900,000 shares under its existing stock repurchase program. Purchases are authorized to be made from time to time in the open market or through privately negotiated transactions depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represents an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2010, the Corporation had repurchased 210,930 shares under this program. There was no stock repurchased during 2010, 2009, and 2008 and the Corporation does not expect to repurchase any shares during 2011.

Q. Earnings Per Share

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 13 to the Consolidated Financial Statements.

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

The Corporation records amounts related to uncertain income tax positions by 1) prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and 2) the measurement of the income tax benefits recognized from such positions. The Corporation’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as a non-current income tax liability and to classify interest and penalties as a component of “Interest expense” and “General, and administrative expenses”, respectively. See Note 11 to the Consolidated Financial Statements for further information.

S. Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains/(losses) from foreign currency transactions are included in general and administrative expenses within the results of operations, which amounted to $(4.2) million, $(4.7) million, and $14.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

T. Derivatives

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains/(losses) are classified as general and administrative expenses in the Consolidated Statements of Earnings and amounted to $3.1 million, $2.5 million and $(19.1) million for the years ended December 31, 2010, 2009 and 2008, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

U. Recently Issued Accounting Standards

Adoption of New Standards

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, new guidance was issued that clarifies proforma disclosures for material business combination(s). The new guidance clarifies that when an entity discloses proforma information for material business combination(s), the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in the update also expand the supplemental proforma disclosures to include a description of the nature and amount of material, nonrecurring proforma adjustments directly attributable to the business combination included in the reported proforma revenue and earnings. The adoption of this guidance did not have an effect on our disclosures.

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

The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. In addition, employers’ disclosures about postretirement benefit plan assets are required to disclose classes of assets instead of major categories of assets. The new guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our disclosures. See Note 8 to the Consolidated Financial Statements for additional information.

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

Standards Issued But Not Yet Effective

Revenue Recognition – Milestone Method

In April 2010, new guidance was issued that provides the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate, as well as the associated disclosure requirements. The new guidance clarifies that a vendor can recognize consideration that is contingent on achieving a milestone as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

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

Certain Revenue Arrangements That Include Software Elements

In September 2009, guidance was issued on certain revenue arrangements that include software elements. The guidance amended past guidance on software revenue recognition to exclude from scope all tangible products containing both software and non-software elements that function together to interdependently deliver the product’s essential functionality. The new guidance is effective for fiscal years beginning after June 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on the Corporation’s results of operations or financial condition.

2. ACQUISITIONS AND DISPOSITION OF LONG LIVED ASSET

The Corporation acquired two businesses in 2010; both of which are described in more detail below. In 2009, the Corporation acquired five businesses and disposed of one product line, with three of the acquired businesses described in more detail below. The two remaining acquisitions in 2009 had an aggregate purchase price of $5.5 million and were purchased by the Flow Control segment. The disposition of a product line in the Flow Control segment for $2.5 million was not reported as discontinued operations as the amount was not considered significant. The Corporation also acquired four businesses and disposed of one business in 2008. Three of the acquired businesses and the disposition are described in more detail below. The acquisitions have been accounted for as purchases under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill. In 2009, one of the acquisitions, Nu-Torque, resulted in an excess of the fair value of assets acquired over the purchase price, and was accounted for as a bargain purchase under the revised accounting standard for business combinations effective in 2009. The bargain purchase resulted in a gain in the consolidated statement of earnings and was recorded in general and administrative expenses. The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life based upon analysis, including input from third party appraisals. The analysis, while substantially complete, is finalized no later than twelve months from acquisition.

The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

FLOW CONTROL

EST Group, Inc.

On March 5, 2009, the Corporation acquired all the issued and outstanding stock of EST Group, Inc. (“EST”), and certain assets and liabilities from Township Line Realty, L.P. for $40.0 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited $4.2 million into escrow as security for potential indemnification claims against the seller. An escrow of $0.9 million was established to indemnify the Corporation for a pending product warranty claim outstanding at the time of acquisition. This holdback will be released to either the Corporation or seller upon resolution of the warranty claim. Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)

Accounts receivable	$3,244
Inventory	4,208
Property, plant, and equipment	7,325
Other current assets	1,109
Intangible assets	12,500
Current and non-current liabilities	(2,758)

Net tangible and intangible assets	25,628
Purchase price	40,000

Goodwill	$14,372

The Corporation has determined that the goodwill is tax deductible.

EST provides engineered products and comprehensive repair services for heat management and cooling systems utilized in the energy and defense markets. EST had 99 employees as of the date of the acquisition and is headquartered in Hatfield, PA with an additional location in Baytown, TX, and a sales office in the Netherlands. Revenues of the acquired business were $19.6 million for the fiscal year ended September 30, 2008.

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

MOTION CONTROL

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(US dollars in thousands)

Accounts receivable	$1,683
Inventory	977
Property, plant, and equipment	74
Other current assets	25
Intangible assets	8,115
Current and non-current liabilities	(2,188)
Deferred Income Taxes	(2,255)

Net tangible and intangible assets	6,431
Purchase price	22,131

Goodwill	$15,700

The goodwill of £10.6 million ($15.7 million) consists largely of synergies achieved through the introduction of SES products to the Corporation’s distribution channels as well as synergies achieved from combining the operations of SES with the Corporation’s United Kingdom based operations. The Corporation has determined that the goodwill will not be deductible for tax purposes.

SES provides a range of rugged products for airborne and other severe environments, with particular expertise in solid state data recording, computing and control display units. Key platforms include fixed-wing, rotary-wing, and unmanned aircraft, tactical vehicles, and navy vessels. SES is located in Camberley, United Kingdom and had 41 employees as of the date of the acquisition. Revenues of the acquired business were £4.7 million ($7.5 million) for the fiscal year ended May 31, 2010.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)

Accounts receivable	$2,273
Inventory	2,075
Property, plant, and equipment	151
Other current assets	68
Intangible assets	6,677
Current and non-current liabilities	(1,420)
Deferred income taxes	(2,287)

Net tangible and intangible assets	7,537
Purchase price	18,976

Goodwill	$11,439

The goodwill of $11.4 million consists largely of synergies from combining the operations of Hybricon with the Corporation’s Electronic Systems business in Littleton, MA as well as value associated with the acquisition’s assembled workforce. The Corporation has determined that the goodwill will not be deductible for tax purposes.

Hybricon designs and manufactures custom and standards-based enclosures and electronic backplanes for defense and commercial applications, and is a leading supplier for predominant embedded commercial-off-the-shelf system architectures. Hybricon had 72 employees as of the date of the acquisition and was located in Ayer, MA prior to their relocation to the existing Curtiss-Wright facility in Littleton, MA in December 2010. Revenues of the acquired business were $16.8 million for the fiscal year ended June 30, 2009.

Skyquest Systems Limited

On December 18, 2009, the Corporation acquired all of the issued and outstanding capital stock of Skyquest Systems Limited (“SSL” or “Skyquest”). The purchase price of the acquisition, subsequent to customary adjustments provided for in the Stock Purchase Agreement, was £9.8 million ($15.8 million) in cash and the assumption of certain liabilities.

In addition, the Stock Purchase Agreement provides for additional consideration to the selling shareholders contingent upon SSL exceeding certain sales targets over a two-year period. Based on the estimated amount of sales over the two year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of £1.8 million ($2.9 million). Based on fiscal 2010 sales results, Skyquest did not attain the contingent consideration target for the first measurement period, resulting in a gain from operations of £0.4 million ($0.7 million). The remaining liability for contingent consideration is £1.4 million ($2.2 million) as of December 31, 2010. Under the terms of the Stock Purchase Agreement, the Corporation deposited £1.5 million ($2.4 million) into escrow as security for potential indemnification claims against the seller. Any amount of holdback remaining after the claims for indemnification have been settled will be paid as follows: (i) an initial release of one-third of the holdback less amounts held in reserve to cover pending claims for indemnification in 12 months after the closing date and (ii) a final release of the remaining balance of the holdback less amounts held in reserve to cover pending claims for indemnification in 24 months after the closing date. Since no claims were raised during the 12 months following the closing, one-third of the funds held in escrow was released to the seller. Management funded the acquisition from the Corporation’s available cash.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(US dollars in thousands)

Accounts receivable	$1,635
Inventory	1,448
Property, plant, and equipment	189
Other current assets	52
Intangible assets	7,748
Current Liabilities	(1,519)
Deferred Income Taxes	(2,270)
Contingent consideration	(2,925)

Net tangible and intangible assets	4,358
Purchase price	15,790

Goodwill	$11,432

Skyquest is a supplier of aircraft video displays, recorders, and video/radar converters for surveillance aircraft applications in the aerospace and defense markets. Skyquest’s display and recorder technology supports demanding airborne surveillance missions with proven reliability in harsh environments. Key products include the Video Management System, which provides fully integrated systems that enable observers and pilots to independently select, view, and record images with maximum fidelity. Skyquest also develops lightweight, airworthy standard and High Definition video recorders for airborne surveillance.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is NOK 287 million ($49.3 million) at December 31, 2010. The goodwill is not deductible for tax purposes.

As part of the acquired liabilities of VMETRO, the Corporation established a $7.6 million restructuring accrual as of the acquisition date for costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as severance and relocation costs for certain employees of the acquired business. The major activities of these closed facilities have been integrated into other existing embedded computing facilities. Employees identified for involuntary termination consist of engineers, sales personnel, and administrative and executive staff. The exit activities were completed in the third quarter of 2010. See Note 10 to the Consolidated Financial Statements for further financial information regarding this restructuring accrual.

VMETRO is a supplier of commercial off-the-shelf board and system-level embedded computing products for applications in aerospace, defense, industrial, communication, and medical markets. Key products provide real-time computing capabilities, high-density radar processing, data recording, and network storage systems. Application of these products as components or subsystems enables improved response time and critical protection in server and storage appliances, utility mapping, and ground penetrating radar.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill, on the basis of estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is £2.2 million ($3.5 million) at December 31, 2010. The goodwill is not deductible for tax purposes.

Mechetronics is a global supplier of solenoids and solenoid valves to OEMs. A solenoid is an electromagnetic actuator used as a mechanical switch or integrated with a valve to provide control in pneumatic or hydraulic systems. The Mechetronics products are used in a variety of applications including business machines, switchgear and vehicle braking systems.

Mechetronics operations are headquartered in a 27,000 square-foot facility in Bishop Auckland, United Kingdom, and include a new production facility opened in Zhuhai, China in 2007.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of fair values. The excess of the purchase price over the fair value of the net assets acquired is $5.0 million at December 31, 2010. The Corporation has determined that the goodwill is tax deductible.

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

Credit risk is generally diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 41%, 42%, and 36% of consolidated revenues in 2010, 2009, and 2008, respectively. Accounts receivable due directly or indirectly from these government sources represented 35% of net receivables for December 31, 2010 and 34% for 2009. No single commercial customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2010 and 2009.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The composition of receivables is as follows as of December 31:

(In thousands)	2010	2009

Billed receivables:
Trade and other receivables	$282,483	$264,191
Less: Allowance for doubtful accounts	(3,972)	(3,997)

Net billed receivables	278,511	260,194

Unbilled receivables:
Recoverable costs and estimated earnings not billed	210,766	163,115
Less: Progress payments applied	(27,645)	(18,770)

Net unbilled receivables	183,121	144,345

Receivables, net	$461,632	$404,539

The net receivable balance at December 31, 2010, included $4.3 million related to the Corporation’s 2010 acquisitions.

4. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows as of December 31:

(In thousands)	2010	2009

Raw material	$147,950	$131,108
Work-in-process	69,302	67,351
Finished goods and component parts	73,419	84,674
Inventoried costs related to U.S. Government and other long-term contracts	41,029	53,597

Gross inventories	331,700	336,730

Less: Inventory reserves	(41,596)	(39,739)
Progress payments applied, principally related to long-term contracts	(9,001)	(11,383)

Inventories, net	$281,103	$285,608

The net inventory balance at December 31, 2010 included $3.1 million related to the Corporation’s 2010 acquisitions.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows as of December 31:

(In thousands)	2010	2009

Land	$22,315	$20,970
Buildings and improvements	175,832	170,468
Machinery, equipment, and other	605,233	574,541

Property, plant, and equipment, at cost	803,380	765,979
Less: Accumulated depreciation	(406,100)	(364,830)

Property, plant, and equipment, net	$397,280	$401,149

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $53.9 million, $50.1 million, and $47.2 million, respectively.

6. GOODWILL

Goodwill consists primarily of the excess purchase price of acquisitions over the fair value of the net assets acquired.

The changes in the carrying amount of goodwill for 2010 and 2009 are as follows:

(In thousands)	Flow Control	Motion Control	Metal Treatment	Consolidated

December 31, 2008	$285,592	$294,836	$28,470	$608,898
Goodwill from 2009 acquisitions	15,612	11,782	—	27,394
Change in estimate to fair value of net assets acquired in prior year	(37)	(3,662)	—	(3,699)
Additional consideration of prior years’ acquisitions	544	619	3	1,166
Foreign currency translation adjustment	6,340	7,971	382	14,693

December 31, 2009	$308,051	$311,546	$28,855	$648,452

Goodwill from 2010 acquisitions		27,139		27,139
Change in estimate to fair value of net assets acquired in prior year	16			16
Additional consideration of prior years’ acquisitions		(1,066)		(1,066)
Other adjustments		(902)		(902)
Foreign currency translation adjustment	1,980	17,890	63	19,933

December 31, 2010	$310,047	$354,607	$28,918	$693,572

During 2010, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2010. None of the goodwill on the 2010 acquisitions is deductible for tax purposes, while approximately $14.4 million of the goodwill on acquisitions made during 2009 is deductible for tax purposes.

The Corporation completed its annual goodwill impairment testing as of October 31, 2010, 2009, and 2008 and concluded that there was no impairment of value.

As of January 1, 2010, one of the Corporation’s Canadian entities changed its functional currency from the U.S. dollar to the Canadian dollar. The nature of this operation’s cash flow changed from predominantly U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency. In accordance with the guidance on foreign currency translation, an adjustment of $13.4 million, attributable to current-rate translation, was recorded to goodwill. This adjustment resulted in an increase to goodwill and is reported within the “Foreign currency translation adjustment” caption above.

7. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2010 and 2009. No indefinite lived intangible assets were purchased in 2010 or 2009.

(In thousands, except years data)	2010		2009

	Amount	Years	Amount	Years
Technology	$5,384	7.0	$10,675	9.3
Customer related intangibles	10,721	11.9	16,427	13.1
Other intangible assets	295	3.0	1,586	7.0

Total	$16,400	10.1	$28,688	11.3

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands) 2010	Gross	Accumulated Amortization	Net

Technology	$148,820	$(54,994)	$93,826
Customer related intangibles	189,567	(68,663)	120,904
Other intangible assets	37,005	(11,538)	25,467

Total	$375,392	$(135,195)	$240,197

(In thousands) 2009	Gross	Accumulated Amortization	Net

Technology	$135,879	$(44,051)	$91,828
Customer related intangibles	174,884	(54,614)	120,270
Other intangible assets	38,887	(8,479)	30,408

Total	$349,650	$(107,144)	$242,506

The following table presents the changes in the net balance of other intangible assets during 2010:

(In thousands)	Technology	Customer Related Intangibles	Other Intangible Assets	Total

December 31, 2009	$91,828	$120,270	$30,408	$242,506
Acquired during 2010	5,384	10,721	295	16,400
Amortization expense	(9,171)	(12,807)	(4,055)	(26,033)
Other adjustments	2,756	(526)	(2,230)	—
Foreign currency translation adjustment	3,029	3,246	1,049	7,324

Total	$93,826	$120,904	$25,467	$240,197

As of January 1, 2010, one of the Corporation’s Canadian entities changed its functional currency from the U.S. dollar to the Canadian dollar. The nature of this operation’s cash flow changed from predominantly U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency. In accordance with the guidance on foreign currency translation, an adjustment of $5.5 million, attributable to current-rate translation, was recorded to intangible assets. This adjustment resulted in an increase to other intangible assets and is reported within the “Foreign currency translation adjustment” caption above.

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $26.0 million, $26.4 million, and $27.0 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)

2011	$23,880
2012	22,395
2013	20,847
2014	19,606
2015	18,622

Included in other intangible assets at December 31, 2010 and 2009, are $9.9 million of intangible assets not subject to amortization. The Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of 2010, 2009, and 2008, and concluded there was no impairment of value.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The net fair value of these instruments is $0.2 million at December 31, 2010. These instruments are classified as other current liabilities and other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets. The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value. Based upon the fair value hierarchy, all of the foreign exchange derivative forwards are valued at a Level 2. See tables below for information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Earnings.

	Fair Values of Derivative Instruments (In thousands)
	Asset Derivative			Liability Derivative

		December 31,			December 31,

		2010	2009		2010	2009

Foreign exchange contracts:
Transactional	Other Current Assets	$324	$—	Other Current Liabilities	$309	$342
Forecasted	Other Current Assets	208	41	Other Current Liabilities	—	—

Total		$532	$41		$309	$342

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

		Twelve Months Ended
		2010	2009

		(In thousands)
Foreign exchange contracts:
Transactional	General and Administrative Expenses	$2,567	$649
Forecasted	General and Administrative Expenses	547	1,377

Total		$3,114	$2,026

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of December 31, 2010. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2010, aggregated $301.6 million compared to a carrying value of $275.0 million.

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

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2010	2009

Accrued compensation	$67,249	$60,188
Accrued commissions	7,568	6,901
Accrued interest	3,231	4,339
Accrued taxes other than income taxes	2,163	1,935
Accrued insurance	5,108	5,312
Other	14,647	12,180

Total accrued expenses	$99,966	$90,855

Other current liabilities consist of the following as of December 31:

(In thousands)	2010	2009

Warranty reserves	$14,841	$13,479
Litigation reserves	10,633	11,505
Additional amounts due to sellers on acquisitions	5,582	11,817
Restructuring accrual	929	2,807
Reserves on loss contracts	1,736	1,731
Current deferred tax liability	2,640	2,740
Current portion of pension and other postretirement liabilities	2,487	2,375
Loss on forward foreign currency contracts	765	342
Current portion of environmental reserves	1,659	2,087
Other	1,038	1,825

Total other current liabilities	$42,310	$50,708

The accrued expenses and other current liabilities at December 31, 2010 included $0.6 million and $0.2 million respectively, related to the Corporation’s 2010 acquisitions.

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

(In thousands)	2010	2009

Warranty reserves at January 1,	$13,479	$10,775
Provision for current year sales	7,838	7,536
Current year claims	(5,140)	(4,012)
Change in estimates to pre-existing warranties	(1,514)	(1,942)
Increase due to acquisitions	25	648
Foreign currency translation adjustment	153	474

Warranty reserves at December 31,	$14,841	$13,479

10. FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million that was recorded against goodwill in accordance with the guidance on Business Combinations. These acquisitions are consolidated into the Motion Control segment. The accrual was established as of December 31, 2008 for $7.1 million. Based upon further analysis of the restructuring activities an additional $0.5 million was recorded in 2009. The restructuring accrual consisted of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business. As of December 31, 2010, the Corporation has completed its actions under the VMETRO and Mechetronics restructuring plans.

During 2009, the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Corporation’s budget and operating plan. This plan impacted all three of the Corporation’s operating segments and resulted in costs incurred of $5.6 million. During 2010, the Corporation continued its restructuring initiatives and incurred an additional $3.0 million consisting of severance costs to involuntarily terminate certain employees; relocation costs; exit activities of certain facilities, including lease cancellation costs; and external legal and consulting fees. These costs were recorded in the Consolidated Statement of Earnings with the majority of the costs affecting the general and administrative expenses, cost of sales, and selling expenses for $1.7 million, $1.2 million, $0.1 million, respectively. The liability is included within other current liabilities. As of December 31, 2010, the company completed its actions under this restructuring plan.

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of December 31, 2010 is as follows:

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total

Flow Control
December 31, 2008	$—	$—	$—	$—

Provisions	909	100	656	1,665
Payments	(852)	(100)	(656)	(1,608)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2009	$57	$—	$—	$57

Provisions	895	732	352	1,979
Payments	(900)	(522)	(352)	(1,774)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2010	$52	$210	$—	$262

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total

Motion Control
December 31, 2008	$3,616	$1,902	$628	$6,146

Provisions	3,492	90	50	3,632
Payments	(5,497)	(934)	(553)	(6,984)
Adjustments	—	—	—	—
Net currency translation adjustment	(66)	22	—	(44)

December 31, 2009	$1,545	$1,080	$125	$2,750

Provisions	668	71	103	842
Payments	(1,714)	(621)	(228)	(2,563)
Adjustments	(358)	(497)	—	(855)
Net currency translation adjustment	(23)	(28)	—	(51)

December 31, 2010	$118	$5	$—	$123

Metal Treatment
December 31, 2008	$—	$—	$—	$—

Provisions	282	524	—	806
Payments	(282)	(524)	—	(806)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2009	$—	$—	$—	$—

Provisions	—	66	153	219
Payments	—	(66)	(153)	(219)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2010	$—	$—	$—	$—

Total Curtiss-Wright
December 31, 2008	$3,616	$1,902	$628	$6,146

Provisions	4,683	714	706	6,103
Payments	(6,631)	(1,558)	(1,209)	(9,398)
Adjustments	—	—	—	—
Net currency translation adjustment	(66)	22	—	(44)

December 31, 2009	$1,602	$1,080	$125	$2,807

Provisions	1,563	869	608	3,040
Payments	(2,614)	(1,209)	(733)	(4,556)
Adjustments	(358)	(497)	—	(855)
Net currency translation adjustment	(23)	(28)	—	(51)

December 31, 2010	$170	$215	$—	$385

Oil and Gas Restructuring Initiative

During the fourth quarter of 2010, the Corporation initiated a restructuring plan within its Oil and Gas division, of the Flow Control segment. The initiative will streamline our workflow and consolidate existing facilities. The Corporation is anticipating incurring approximately $3 million of costs associated with this initiative. During the fourth quarter, the Corporation incurred approximately $0.5 million of severance and benefits expense associated with this initiative, which was recorded in general and administrative expenses, while the remainder is expected to be incurred in 2011.

11. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2010	2009	2008

Domestic	$100,948	$94,695	$71,976
Foreign	57,347	50,564	97,126

	$158,295	$145,259	$169,102

The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2010	2009	2008

Current:
Federal	$25,856	$33,046	$28,644
State	7,357	6,486	8,906
Foreign	15,663	16,974	28,532

	48,876	56,506	66,082

Deferred:
Federal	5,517	(4,324)	(5,410)
State	(208)	1,600	(1,704)
Foreign	(1,630)	(3,799)	388

	3,679	(6,523)	(6,726)

Valuation allowance	(858)	55	356

Provision for income taxes	$51,697	$50,038	$59,712

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2010	2009	2008

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	2.5	2.7	2.6
Rate changes	—	0.4	0.1
R&D tax credits	(3.3)	(1.7)	(1.2)
Foreign rate differential	(1.8)	(0.8)	(1.3)
All other, net	0.3	(1.2)	0.1

Effective tax rate	32.7%	34.4%	35.3%

The 2010 effective tax rate included a tax benefit of $4.2 million due to foreign cash repatriation. This was offset by a $0.8 million charge to write off a portion of deferred tax assets related to postretirement health care obligations. New health care legislation impacting the tax deductible prescription drug costs related to Medicare Part D will reduce the amount of the federal subsidy beginning in 2013 and reduce the deductible temporary difference relating to the benefit obligation. There was also a favorable impact as a result of a U.K. tax rate change which was offset by an unfavorable change in state tax rates. During 2010, the Company recorded a decrease of $1.0 million in the valuation allowance primarily related to the utilization of net operating loss carryforwards. The 2009 effective tax rate included a tax benefit of $1.4 million principally due to a Canadian tax rate change which was offset by $2.0 million increase in the state tax expense, net of federal benefit, principally as a result of a reduction in state rates thereby reducing the state deferred tax assets. The 2009 effective tax rate was also favorably impacted by an increase in research and development tax credits from the Canadian and U.K. operations. During 2009, the valuation allowance increased principally due to foreign translation of $0.6 million. During 2008, a valuation allowance of $5.0 million was established through purchase accounting and an additional valuation allowance of $0.4 million was established through income tax provision. The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2010	2009

Deferred tax assets:
Environmental reserves	$7,854	$7,961
Inventories	15,875	15,206
Postretirement/postemployment benefits	14,271	15,751
Incentive compensation	7,276	4,639
Accrued vacation pay	4,905	4,892
Warranty reserves	3,964	3,632
Legal reserves	3,997	3,764
Share-based payments	8,798	7,826
Pension plans	45,833	40,177
Net operating loss	6,843	5,405
Deferred revenue	5,491	9,135
Other	11,590	8,857

Total deferred tax assets	136,697	127,245

Deferred tax liabilities:
Depreciation	35,364	31,195
Goodwill amortization	39,987	32,532
Other intangible amortization	33,007	31,192
Other	3,219	3,920

Total deferred tax liabilities	111,577	98,839

Valuation allowance	4,974	5,924

Net deferred tax assets	$20,146	$22,482

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2010	2009

Net current deferred tax assets	$48,568	$48,777
Net current deferred tax liabilities	2,640	2,740
Net noncurrent deferred tax assets	1,033	1,994
Net noncurrent deferred tax liabilities	26,815	25,549

Net deferred tax assets	$20,146	$22,482

The Corporation has income tax net operating loss carryforwards related to international operations of approximately $25.7 million of which $17.3 million have an indefinite life and $8.4 million expire through 2019. The Corporation has state income tax net operating loss carryforwards of approximately $3.3 million which expire through 2029. The Corporation has recorded a deferred tax asset of $6.8 million reflecting the benefit of the loss carryforwards.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2010 in one of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation has a valuation allowance of $5.0 million, as of December 31, 2010, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

Income tax payments of $55.7 million were made in 2010, $69.5 million in 2009, and $65.3 million in 2008.

No provision has been made for U.S. federal or foreign taxes on certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2010 was $154.5 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense” in the accompanying Consolidated Statements of Earnings. Penalties are recognized as a component of “General and administrative expenses.” The Corporation has recognized a liability for interest of $0.5 million and penalties of $0.3 million as of December 31, 2010. These amounts were essentially unchanged from 2009 and 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2010	2009	2008

Balance at January 1,	$3,374	$4,445	$4,502
Additions for tax positions of prior periods	6	53	595
Additions for tax positions related to the current year	1,954	369	358
Settlements	(161)	(424)	(347)
Lapses of statute of limitations	(680)	(1,100)	(398)
Foreign currency translation	(3)	31	(265)

Balance at December 31,	$4,490	$3,374	$4,445

In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

United States (Federal)	2008 - present
United States (Various states)	1998 - present
United Kingdom	2004 - present
Canada	2005 - present

It is reasonably possible that the amount of the remaining liability for unrecognized tax benefits could change; however, the Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2010, 2009 and 2008 is $2.9 million, $2.3 million and $3.4 million, respectively, that if recognized, would favorably affect the effective income tax rate.

12. DEBT

Debt consists of the following as of December 31:

(In thousands)	2010	2009

Industrial Revenue Bonds, due from 2011 through 2023	$9,102	$9,198
Revolving Credit Agreement, due 2012	110,000	100,000
5.13% Senior Notes due 2010	—	74,957
5.74% Senior Notes due 2013	125,038	125,052
5.51% Senior Notes due 2017	150,000	150,000
Other debt	2,504	5,886

Total debt	396,644	465,093
Less: Current portion of long-term debt and short-term debt	2,602	80,981

Total Long-term debt	$394,042	$384,112

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 0.57% and 0.81% in 2010 and 2009, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 0.80% and 1.60% in 2010 and 2009, respectively.

The fair value of the Corporation’s debt is prepared in accordance with the requirements of U.S. GAAP, as noted in Note 8 of the Consolidated Financial Statements. The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues. The carrying amount of the Revolving Credit Agreement and Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $302 million and $362 million at December 31, 2010 and 2009, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows:

(In thousands)

2011	$2,602
2012	110,101
2013	125,105
2014	108
2015	110
Thereafter	158,580

Total	$396,606

Interest payments of $21 million, $24 million, and $27 million were made in 2010, 2009, and 2008, respectively.

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility increased from $400 million to $425 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature which can expand the overall credit line to a maximum aggregate amount of $600 million. The consortium membership has remained relatively the same. The Credit Agreement extends the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, the interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. The Corporation is subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. The Corporation is required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with other senior indebtedness. As of December 31, 2010, the Corporation had the flexibility to issue additional debt of approximately $1.3 billion without exceeding the covenant limit defined in the Credit Agreement. The Corporation would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. The Corporation had $110 million and $100 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2010 and 2009, respectively. The unused credit available under the Credit Agreement at December 31, 2010 and 2009 was $258 million and $267 million, respectively.

On December 1, 2005, the Corporation issued $150.0 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and will be amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness. On September 25, 2003, the Corporation issued $200 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. The $75 million 5.13% Senior Notes were paid during the third quarter of 2010 by drawing down on our revolver. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness.

At December 31, 2010, substantially all of the industrial revenue bond issues are collateralized by real estate, machinery, and equipment. Certain of these issues are supported by letters of credit, which total $9 million. The Corporation had various other letters of credit totaling $49 million. Substantially all letters of credit are included under the Credit Agreement.

13. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.

At December 31, 2010 and 2009, the Corporation had non-qualified share options outstanding of 1,068,000 shares and 1,038,602 shares, respectively, which were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Earnings per share calculations for the years ended December 31, 2010, 2009, and 2008, are as follows:

(In thousands, except per share data)	Net Income	Weighted-Average Shares Outstanding	Earnings Per Share

2010:

Basic earnings per share	$106,598	45,823	$2.33
Effect of dilutive securities:
Employee share-based compensation awards		426
Deferred director share-based compensation		73

Diluted earnings per share	$106,598	46,322	$2.30

2009:

Basic earnings per share	$95,221	45,237	$2.10
Effect of dilutive securities:
Employee share-based compensation awards		389
Deferred director share-based compensation		69

Diluted earnings per share	$95,221	45,695	$2.08

2008:

Basic earnings per share	$109,390	44,716	$2.45
Effect of dilutive securities:
Employee share-based compensation awards		596
Deferred director share-based compensation		62

Diluted earnings per share	$109,390	45,374	$2.41

14. SHARE-BASED COMPENSATION PLANS

The Corporation maintains three share-based compensation plans under which it utilizes five different forms of employee and non-employee share-based compensation awards, as explained in further detail below, which include non-qualified stock options, time-based restricted stock and restricted share units, and performance-based share units. In addition, under its employee benefit program, the Corporation also provides an Employee Stock Purchase Plan available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2010, 2009, and 2008 is as follows:

(In thousands)	2010	2009	2008

Non-qualified stock options	$6,825	$6,272	$5,645
Employee stock purchase options	1,291	3,560	2,782
Performance share units	2,079	2,184	2,027
Restricted stock and restricted share units	2,533	2,700	2,348
Other share-based payments	650	548	861

Total share-based compensation expense before income taxes	$13,378	$15,264	$13,663

Other share-based payments include restricted stock awards to non-employee directors, who are treated as employees as prescribed by guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expenses in the consolidated statements of earnings. No costs were capitalized during 2010, 2009, or 2008.

1995 Long-Term Incentive Plan and 2005 Long-Term Incentive Plan

Awards under the 1995 Long-Term Incentive Plan (the “1995 LTI Plan”) consisted of three components – performance units (cash), non-qualified stock options, and non-employee director grants. Under the 1995 LTI Plan approved by stockholders in 1995 and as amended in 2002 and 2003, an aggregate total of 4,000,000 shares of Common stock were approved for issuance. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2011 to replenish treasury stock for issuances made to satisfy stock option exercises. The performance units that are paid in cash are recorded as liabilities, while other awards are reflected in equity.

Effective May 19, 2005, stockholders approved the 2005 Long-Term Incentive Plan (the “2005 LTI Plan”) (collectively with the 1995 LTI Plan, the “LTI Plans”), which superseded the 1995 LTI Plan. The shares that were registered and not yet issued under the 1995 LTI Plan were deregistered and then registered under the 2005 LTI Plan. There are no new awards being granted under the 1995 LTI Plan and no remaining allowable shares for future awards under the 1995 LTI Plan. As of December 31, 2010 there were options representing a total of 0.6 million shares outstanding under the 1995 plan.

Awards under the 2005 LTI Plan consist of four ongoing components – performance units (cash), non-qualified stock options, performance share units, and time-based restricted stock and restricted share units. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares (as adjusted for subsequent stock splits and dividends) of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. The Corporation does not expect to repurchase any shares in 2011 to replenish treasury stock for issuances made to satisfy stock option exercises. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

Under the LTI Plans, the Corporation awarded total performance units (cash) of 14.1 million, 13.7 million, and 13.6 million in 2010, 2009, and 2008, respectively, to certain key employees. The performance units are denominated in U.S. dollars and are contingent upon the Corporation’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $6.5 million, $8.1 million, and $9.4 million in 2010, 2009, and 2008, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Under the LTI Plans, the Corporation grants non-qualified stock options to key employees in the first and fourth quarter of each year. Stock options granted under the LTI Plans expire ten years after the date of the grant and are generally exercisable as follows: up to one-third of the grant after one year, up to two-thirds of the grant after two years, and in full three years from the date of grant.

Under the 2005 LTI Plan, the Corporation grants performance share units as well as time-based restricted stock and restricted share units to officers and certain key executives, which are denominated in shares and share-based units based on the fair market value of the Corporation’s Common stock on the date of grant. The performance share units were granted to officers of the Corporation in the fourth quarter of 2010, 2009 and 2008 and are contingent upon the satisfaction of performance objectives keyed to achieving profitable growth compared to budget and peers over a period of three fiscal years commencing with the fiscal year following such award. Restricted stock was granted to officers and certain key executives in November 2008 as shares and as restricted share units in 2009 and 2010 which, under the terms of the agreements, will completely vest in

2011, 2012, and 2013, respectively. The Corporation granted additional restricted share units to two key officers in September 2007 and 2006, which, under the terms of the agreements, will vest in 2016.

As of December 31, 2010, there are 925,675 remaining allowable shares for issuance under the 2005 LTI Plan.

Non-Qualified Stock Options (NQSO)

The fair value of the NQSO’s was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock and other factors. The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2010	2009	2008

Risk-free rate	1.68%	2.53%	2.72%
Expected volatility	30.50%	29.67%	29.37%
Expected dividends	1.07%	1.22%	1.06%
Expected term (in years)	6	6	6
Weighted-average grant-date fair value of options	$8.52	$9.19	$8.99

A summary of employee stock option activity under the LTI Plans is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2009	3,099	$30.66
Granted	815	29.88
Exercised	(112)	16.45
Forfeited	(59)	33.66

Outstanding at December 31, 2010	3,743	$30.87	7.1	$8,718

Exercisable at December 31, 2010	2,214	$31.37	5.7	$4,056

The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was $1.8 million, $1.9 million, and $5.1 million, respectively. The table above represents the Corporation’s estimate of options fully vested and/or expected to vest as expected forfeitures are not material to the Corporation and therefore are not reflected in the table above.

As noted above, NQSO grants have a graded vesting schedule. Compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting portion of each award as if each award, was in substance, multiple awards. During 2010, 2009, and 2008, compensation cost associated with NQSO of $6.8 million, $6.3 million, and $5.6 million respectively, was charged to expense. As of December 31, 2010, there was $5.0 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

Cash received from option exercises during 2010, 2009, and 2008 was $1.8 million, $2.3 million, and $2.6 million, respectively. The total tax benefit generated from options exercised during 2010, 2009, and 2008, was $0.6 million, $0.5 million, and $1.6 million, respectively. Tax benefits received on exercised options which were subject to expense under U.S. GAAP have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expense have been credited to additional paid in capital.

Time Based Restricted Stock and Share Unit and Performance–Share Units

Since 2005, the Corporation granted performance share units to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various company-wide performance goals around net income targets, both against budget and as a percentage of sales against a peer group. The non-vested shares are subject to forfeiture if established performance goals are not met, or employment is terminated other than due to death, disability, or retirement. The shares are nontransferable while subject to forfeiture. Time-based restricted stock or restricted share units have also been granted to key executives during 2010, 2009, and 2008. The non-vested restricted stock is subject to forfeiture if employment is terminated other than due to death or disability, and the units are subject to forfeiture if employment is terminated other than due to death, disability, or retirement and are nontransferable while subject to forfeiture. A summary of the Corporation’s non-vested performance-share units, restricted stock, and restricted share units for 2010 is as follows:

	Shares/Units (000’s)	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Nonvested at December 31, 2009	1,064	$34.02
Granted	328	29.88
Vested	(78)	44.51
Forfeited	(98)	33.94

Nonvested at December 31, 2010	1,216	$32.24	1.1	$40,361

Expected to vest at December 31, 2010	754	$31.57	2.4	$25,039

The grant-date fair values of performance share-units are based on the closing market price of the stock on the date of grant, and compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. The grant date fair values of the restricted stock and restricted share units are based on the closing market price of the stock at the date of grant. The restricted stock and restricted share units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. As of December 31, 2010, there was $13.8 million of unrecognized compensation cost related to non-vested performance shares, restricted stock, and restricted stock units, which is expected to be recognized over a period of 2.4 years.

Employee Stock Purchase Plan

The Corporation’s 2003 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the fair market value at the end of each offering period. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. A total of 2,000,000 shares of Common stock have been reserved for issuance under the ESPP. The Common stock to satisfy the stock purchases under the ESPP will be newly issued shares of Common stock. During 2010, there were 344,166 shares purchased under the ESPP. As of December 31, 2010, there were 0.5 million shares available for future offerings, and the Corporation has withheld $4.5 million from employees, the equivalent of 159,523 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.2 million of tax benefit associated with disqualifying dispositions during 2010, all of which was credited to additional paid in capital. Effective as of January 1, 2010, the plan’s look-back feature was eliminated from the ESPP.

1996 Stock Plan for Non-Employee Directors and 2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2010 and 2009, the value of the award granted in the first quarter was $70,000 per director, respectively, and in 2008, the value of the award granted was $50,000 per director. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time five year restricted stock award, which during 2008 was valued at $25,000. In 2009 and 2010 there were no newly elected non-employee directors. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2010, 2009 and 2008, the Corporation awarded 18,456, 18,168, and 11,628, respectively, shares of restricted stock under the 2005 Stock Plan, of which 9,228, 12,490, and 6,120 shares, respectively, have been deferred by certain directors.

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

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 and 1996 Stock Plans, the Corporation had provided for an aggregate additional 72,955 and 69,468 shares at an average price of $29.00 and $27.64, respectively, as of December 31, 2010 and 2009, respectively. During 2010 and 2009, the Corporation issued 10,836 and 9,833 shares, respectively, in compensation pursuant to such elections.

15. ENVIRONMENTAL COSTS

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2010. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement. The reserve balance as of December 31, 2010, was $7.4 million, a $1.3 million increase from the prior year.

The Corporation has been named as a potentially responsible party, as have many other corporations and municipalities, in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through settlement discussions and payments from established reserves. Significant sites remaining open at the end of the year are: Caldwell Trucking landfill superfund site, Fairfield, New Jersey; Sharkey landfill superfund site, Parsippany, New Jersey; and Chemsol, Inc. superfund site, Piscataway, New Jersey. The Corporation believes that the outcome for any of these remaining sites will not have a materially adverse effect on the Corporation’s results of operations or financial condition.

In the first quarter of 2005, the Corporation sold its Fairfield, New Jersey, property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. At the date of the sale, remediation costs associated with the Fairfield site were anticipated to be incurred over three to five years with an estimated cost of $1.5 million. As of December 31, 2010, the Corporation’s reserve balance was $0.8 million, which is essentially unchanged from the prior year.

In 1992, the Corporation was named as a PRP in the Caldwell Trucking superfund site. Through 2010, the majority of the costs for this site have been for the soil and groundwater remediation. As of December 31, 2010, the Corporation’s reserve balance was $4.5 million, which largely represents continuing operation and maintenance costs over the next 30 years.

The Corporation maintains several NRC licenses necessary for the continued operation of the EMD facility in Cheswick, Pennsylvania. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has obligations for additional environmental remediation costs at this facility, which are ongoing. The Corporation has partial environmental insurance coverage specifically for this facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown. As of December 31, 2010, the Corporation’s reserve balance was $7.8 million, which is a $0.6 million decrease from the prior year.

The Corporation’s aggregate environmental obligation at December 31, 2010 was $20.8 million compared to $20.9 million at December 31, 2009. Approximately 41.9% of the Corporation’s environmental reserves as of December 31, 2010, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using an appropriate discount rate to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2010, the undiscounted cash flows associated with the discounted reserves were $20.0 million and are anticipated to be paid over the next 30 years.

16. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains eleven separate and distinct pension and other postretirement defined benefit plans, consisting of four domestic pensions and other postretirement benefit plans and seven separate foreign pension plans. The Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the “Curtiss-Wright Plans”), and a postretirement health benefits plan for EMD employees.

The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Mexico, and one plan each in Canada and Switzerland. In 2010, the defined benefit plan in Norway was terminated and replaced with a defined contribution plan. The total projected benefit obligation related to all foreign plans is $78.4 million as of December 31, 2010. Each plan and further information on the Norway plan termination is described below.

Domestic Plans

The Curtiss-Wright Plans

The Corporation maintains a defined benefit pension plan, the CW Pension Plan, covering all employees under four benefit formulas: a non-contributory non-union and union formula for all Curtiss-Wright (“CW”) employees and a contributory union and non-union benefit formula for employees at the EMD business unit.

The formula for CW non-union employees is composed of a “traditional” benefit based on years of credited service, the five highest consecutive years’ compensation during the last ten years of service, and a “cash balance” benefit. CW union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate. Employees become participants under the CW Pension Plan after one year of service and are vested after three years of service. The formula for EMD employees covers both union and non-union employees and is designed to satisfy the requirements of relevant collective bargaining agreements. Employee contributions are withheld each pay period and are equal to 1.5% of salary. The benefits for the EMD employees are based on years of service and compensation.

Effective February 1, 2009, the Corporation amended the CW Pension Plan to close the traditional benefit to new entrants. All new employees hired on or after the effective date will be eligible for the cash balance benefit. The amendment does not affect CW employees that are subject to collective bargaining agreements or employees of EMD.

At December 31, 2010 and 2009, the Corporation had a noncurrent pension liability of $112.1 million and $65.9 million, respectively. The Corporation made $0.8 million of contributions to the CW Pension Plan in 2010 and we expect to make a contribution of approximately $36.0 million in 2011 and cumulative contributions of approximately $195.0 million through 2015.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $18.6 million and $16.0 million as of December 31, 2010 and 2009, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $0.9 million in 2011.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. The Corporation had an accrued postretirement benefit liability of $0.6 and $0.7 million as of December 31, 2010 and 2009, respectively. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2011.

EMD Plan

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright EMD employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. Effective January 1, 2011, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts (“RRA’s) to participants in lieu of the traditional benefit delivery. Participant accounts will be funded a set amount annually that can be used to purchase supplemental coverage on the open market, effectively capping the benefit. The plan was amended and remeasured for accounting purposes on November 1, 2010, the date the plan changes were communicated to participants. This change reduced the benefit obligation by approximately $7.0 million.

The Corporation had an accrued postretirement benefit liability at December 31, 2010 and 2009 of $19.4 million and $29.1 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2010 and 2009, the discounted receivable included in other assets was $2.7 million and $2.9 million, respectively. The Corporation expects to contribute $1.5 million to the EMD Retirement Plan during 2011.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2010 and 2009, the Corporation had an accrued pension liability of $0.4 million and $0.2 million, respectively. The Corporation’s contributions to the Indal Plan are expected to be $0.3 million in 2011.

Metal Improvement Company – Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 6% of their pensionable salary, and the Corporation funds the balance of the cost to provide benefits. The plan provides for early retirement at reduced benefits and was closed to new entrants as of January 1, 2004. As of December 31, 2010 and 2009, the Corporation had an accrued pension liability of $5.2 million and $4.1 million, respectively. The Corporation’s contributions to the MIC Plan are expected to be approximately $0.9 million in 2011.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits and was closed to new entrants at time of acquisition in 2002. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2010 and 2009, the Corporation had an accrued pension liability of $5.3 million and $1.9 million, respectively. The Corporation’s contributions to the P&G Plan are expected to be approximately $2.0 million in 2011.

Mechetronics Limited Retirement Benefits Scheme (U.K.)

The Corporation assumed defined benefit obligations as a result of our Mechetronics acquisition on October 1, 2009. The plan is based on final pensionable salary and years of service. As a result of the restructuring of Mechetronics and the consolidation of U.K. operations, there are no active employees in the pension plan as of December 31, 2010 as the employees became deferred vested participants. See Note 10 to the Consolidated Financial Statements for further information regarding the restructuring. As of December 31, 2010 and 2009, the Corporation had an accrued pension liability of $4.8 million and $3.6 million, respectively. The Corporation’s contributions to the plans are expected to be $0.4 million in 2011.

Curtiss Wright Antriebstechnik GmbH (“CWAT”) Pension Plan (Switzerland)

CWAT sponsors a defined contribution plan covering 84 employees as of December 31, 2010. Under Swiss Law, there is a guaranteed minimum benefit requirement which must be valued as a defined benefit obligation for U.S. GAAP purposes. As of December 31, 2010 and 2009, the Corporation had an accrued pension liability of $2.4 million and $1.4 million, respectively. The Corporation’s contributions to the plans are expected to be $0.8 million in 2011.

Curtiss-Wright de Mexico Pension Plans (subsidiary of CW Integrated Sensing, Inc.)

The Corporation assumed defined benefit obligations as a result of our IMC Magnetics acquisition in 2008. Under Federal Labor Law in Mexico, all full-time employees of PSI de Mexico are entitled to benefits under two plans: Seniority Premium and Termination Indemnity. The Seniority Premium plan enables employees to receive benefits in the event of death, disability, dismissal, voluntary separation, and retirement. Benefits under voluntary separation and retirement are subject to certain requirements. The benefit is equal to 12 days of salary per year of accreditable service, payable in a lump sum. The Termination Indemnity enables employees to receive benefits in the event of dismissal or retirement. The benefit is equal to three months of salary plus bonuses, plus twenty days of salary plus bonus per year of accredited service, payable in a lump sum. As of December 31, 2010 and 2009, the Corporation had an accrued pension liability of $0.3 million and $0.2 million, respectively. The Corporation’s contributions to the plans are expected to be immaterial in 2011.

VMETRO ASA Pension Plan

The Corporation assumed defined benefit obligations as a result of our VMETRO acquisition on October 15, 2008. The group pension plan entitles the employees of the Norwegian companies with future benefits based on years of service, the wage level at time of retirement, and benefits from the national insurance plan. Effective December 31, 2010, the Corporation terminated the existing defined benefit plan and replaced it with a defined contribution plan covering employee service beginning on January 1, 2011. The plan termination resulted in one-time curtailment and settlement gains of approximately $1.6 million in 2010. The Corporation did not have an accrued pension liability as of December 31, 2010. As of December 31, 2009, the Corporation had an accrued pension liability of $0.3 million.

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense: (In thousands)	2010	2009	2008

Service cost	$33,332	$27,067	$23,197
Interest cost	25,248	24,234	21,069
Expected return on plan assets	(28,904)	(29,039)	(30,170)
Amortization of prior service cost	1,111	646	635
Recognized net actuarial loss	1,815	2,287	718
Cost of settlements/curtailments	(1,245)	1,418	119

Net periodic benefit cost	$31,357	$26,613	$15,568

Net periodic benefit cost, specifically service and interest cost, has increased over the reported periods due to growth in headcount and service accruals related to existing employees under the age and service-based formula in the plan. The 2009 expense includes a $2.0 million correction of an immaterial error in the Curtiss-Wright Pension and Restoration plans. The actuarial calculation error resulted in an understatement of expense in the 2009 valuation. The additional $2.0 million is reflected in each component of expense.

The “Cost of settlements/curtailments” indicated above represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2010, the gain resulted from the termination of the defined benefit plan in Norway, offset by settlement charges due to workforce reductions in Mexico and retirements in Switzerland. In 2009, a settlement charge of $1.5 million resulted from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout. As a result of this single lump sum payout, special settlement requirements were triggered. This charge was partially offset by curtailment gains associated with reductions in workforce in Norway and Mexico. The settlement charge in 2008 is resulting from the retirement of an employee in Switzerland.

The following table details the components of net periodic expense for the CW and EMD Postretirement Benefit Plans:

(In thousands)	2010	2009	2008

Service cost	$578	$666	$684
Interest cost	1,342	1,601	1,778
Amortization of prior service cost	(105)	—	—
Recognized net actuarial gain	(1,132)	(853)	(575)

Net periodic postretirement benefit cost	$683	$1,414	$1,887

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described earlier. The postretirement benefits information includes the domestic CW and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans. All plans were valued using a December 31, 2010 measurement date to comply with the requirements of U.S. GAAP to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

	Pension Benefits		Postretirement Benefits

(In thousands)	2010	2009	2010	2009

Change in benefit obligation:
Beginning of year	$443,801	$398,713	$29,874	$28,818
Service cost	33,332	27,067	578	666
Interest cost	25,248	24,234	1,342	1,601
Plan participants’ contributions	2,257	2,150	455	382
Amendments	594	4,547	(6,978)	—
Actuarial loss (gain)	43,651	14,011	(3,391)	358
Benefits paid	(25,717)	(28,752)	(2,015)	(2,038)
Retiree drug subsidy received	—	—	107	87
Curtailments	(821)	(808)	—	—
Settlements	(1,471)	(2,777)	—	—
Currency translation adjustments	431	5,416	—	—

End of year	$521,305	$443,801	$19,972	$29,874

Change in plan assets:
Beginning of year	$350,370	$298,891	$—	$—
Actual return on plan assets	40,967	70,970	—	—
Employer contribution	5,466	6,717	1,560	1,656
Plan participants’ contributions	2,257	2,150	455	382
Benefits paid	(25,717)	(28,752)	(2,015)	(2,038)
Settlements	(1,471)	(3,709)	—	—
Plan terminations	(128)	—	—	—
Currency translation adjustments	455	4,103	—	—

End of year	$372,199	$350,370	$—	$—

Funded status	$(149,106)	$(93,431)	$(19,972)	$(29,874)

	Pension Benefits		Postretirement Benefits

(In thousands)	2010	2009	2010	2009

Amounts recognized on the balance sheet
Current liabilities	(916)	(710)	(1,571)	(1,665)
Noncurrent liabilities	(148,190)	(92,721)	(18,401)	(28,209)

Total	$(149,106)	$(93,431)	$(19,972)	$(29,874)

Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	106,752	76,383	(12,768)	(10,509)
Prior service cost	7,889	8,322	(6,873)	—

Total	$114,641	$84,705	$(19,641)	$(10,509)

Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	4,948	2,938	(925)	(624)
Prior service cost recognition	1,196	1,110	(629)	—

Accumulated benefit obligation	$476,792	$394,084	N/A	N/A

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	497,237	425,090	N/A	N/A
Accumulated benefit obligation	462,416	382,646	N/A	N/A
Fair value of plan assets	353,473	333,816	N/A	N/A

Plan Assumptions

	Pension Benefits		Postretirement Benefits

(In thousands)	2010	2009	2010	2009

Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.16%	5.89%	5.21%	5.98%
Rate of compensation increase	3.99%	4.04%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.50%	9.50%
Ultimate rate reached in 2014 and 2012, respectively	N/A	N/A	5.50%	5.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.89%	5.89%	5.98%	6.00%
Expected return on plan assets	8.09%	8.15%	N/A	N/A
Rate of compensation increase	4.04%	4.02%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	9.50%	8.50%
Ultimate rate reached in 2014 and 2012, respectively	N/A	N/A	5.50%	5.50%

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

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease

Total service and interest cost components	$2	$(1)
Postretirement benefit obligation	$31	$(28)

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

The Corporation maintains the funds of the CW Pension Plan under a trust and are diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s domestic retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 84% of consolidated assets:

	As of December 31,		Target	Expected
Asset class	2010	2009	Exposure	Range

Domestic equities	52%	49%	50%	40%-60%
International equities	16%	17%	15%	10%-20%

Total equity	68%	66%	65%	55%-75%
Fixed income	32%	34%	35%	25%-45%

The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.

Foreign plan assets represent 16.1% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The U.K. foreign plans follow a similar asset allocation strategy, while other plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 5.99% for all foreign plans.

Fair Value Measurements

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2010:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$7,354	$989	$6,365	$—

Equity Securities:
U.S. Large Cap (a)	120,865	120,475	390	—
U.S. Small Cap (b)	28,048	28,048	—	—
Foreign Large Cap (c)	60,355	60,355	—	—
Foreign Mid Cap	116	116	—	—
Foreign Index Funds (d)	26,062	68	25,994	—
Balanced Funds (e)	5,432	—	5,432	—

Total Equities	$240,878	$209,062	$31,816	$—

Fixed Income Securities:
U.S. Corporate Bonds (f)	18,120	—	18,120	—
U.S. Government Bonds	1,427	1,427	—	—
U.S. Fixed Income Mutual Fund (g)	54,808	54,808	—	—
US Other Fixed Income (h)	21,658	—	21,658	—
Foreign Government Bonds (i)	4,788	1,509	3,279	—
Foreign Corporate Bonds (i)	3,215	1,494	1,721	—
Foreign Government Index Funds (j)	1,449	—	1,449	—
Foreign Corporate Bond Index Funds (j)	8,802	—	8,802	—

Total Fixed Income Securities	$114,267	$59,238	$55,029	$—

Alternative Investments:
Insurance Contracts (k)	8,903	—	—	8,903

Total Alternative Investments	$8,903	$—	$—	$8,903

Real Estate:
Foreign Real Estate (l)	797	—	—	797

Total Real Estate	$797	$—	$—	$797

Total Assets	$372,199	$269,289	$93,210	$9,700

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2009:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$11,217	$6,101	$5,116	$—

Equity Securities:
U.S. Large Cap (a)	120,665	120,665	—	—
U.S. Small Cap (b)	20,917	20,917	—	—
Foreign Large Cap (c)	52,183	52,017	166	—
Foreign Mid Cap	85	85	—	—
Foreign Index Funds (d)	18,827	—	18,827	—
Balanced Funds (e)	3,005	—	3,005	—

Total Equities	$215,682	$193,684	$21,998	$—

Fixed Income Securities:
U.S. Corporate Bonds (f)	24,506	12	24,390	104
U.S. Fixed Income Mutual Fund (g)	67,450	67,450	—	—
U.S. Other Fixed Income (h)	3,482	—	3,482	—
Foreign Government Bonds (i)	6,082	1,617	4,465	—
Foreign Corporate Bonds (i)	4,267	1,545	2,344	378
Foreign Government Index Funds (j)	1,240	—	1,240	—
Foreign Corporate Bond Index Funds (j)	7,216	—	7,216	—

Total Fixed Income Securities	$114,243	$70,624	$43,137	$482

Alternative Investments:
Insurance Contracts (k)	8,162	—	—	8,162

Total Alternative Investments	$8,162	$—	$—	$8,162

Real Estate:
Foreign Real Estate (l)	1,066	—	—	1,066

Total Real Estate	$1,066	$—	$—	$1,066

Total Assets	$350,370	$270,409	$70,251	$9,710

(a)

This category comprised of two growth and two value-oriented portfolios of U.S. securities benchmarked against the S&P 500 index. 2010 also includes a minor holding of a U.S. equity index fund in Switzerland.

(b)	This category consists of a portfolio of US securities benchmarked against the Russell 2000 index.

(c)	This category consists of two international mutual funds benchmarked against the MSCI EAFE index. 2010 also includes individual foreign equity holdings in the CW Pension Plan.

(d)	This category is comprised primarily of global equity index mutual funds associated with the U.K.-based pension plans.

(e)	This category consists of one pooled balanced fund associated with the Canadian plan comprised of 60% equities and 40% fixed income/cash.

(f)

This category consists of a portfolio of domestic fixed income securities benchmarked against the Barclays Capital Aggregate Bond Index, with the majority of the portfolio comprised of corporate bonds.

(g)	This category consists of an actively-managed bond mutual fund comprised of domestic investment-grade debt, fixed-income derivatives, and below investment-grade issues.

(h)	This category consists of U.S. mortgage backed securities, asset backed securities, municipal bonds, and convertible debt.

(i)	These categories consist of bond mutual funds for institutional investors associated with plans in Switzerland and the U.K.

(j)

These categories consist of bond index mutual funds for institutional investors in the U.K. aiming to capture the returns of the iBoxx and Non-Gilt indices for corporates and the FTSE A index for government bonds (gilts).

(k)

This category consists of a guaranteed investment contract (GIC) in Switzerland. Amounts contributed to the plan are guaranteed by a foundation for occupational benefits that in turn entered into a group insurance contract and the foundation pays a guaranteed rate of interest that is reset annually.

(l)	This category consists of real estate investment trusts in Switzerland.

Valuation

Equity securities and exchange-traded equity and bond mutual funds are valued using a market approach based on the quoted market prices of identical instruments. Pooled institutional funds are valued at their net asset values and are calculated by the sponsor of the fund.

Fixed income securities are primarily valued using a market approach utilizing various underlying pricing sources and methodologies. Real estate investment trusts are priced at net asset value based on valuations of the underlying real estate holdings using inputs such as discounted cash flows, independent appraisals, and market-based comparable data.

Cash balances in the United States are held in a pooled fund and classified as a Level 2 asset. Non-U.S. cash is valued using a market approach based on quoted market prices of identical instruments.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010 and 2009:

	Insurance	Corporate	Real
	Contracts	Bonds	Estate	Total

December 31, 2008	$6,936	$1,765	$1,146	$9,847
Actual return on plan assets:
Relating to assets still held
at the reporting date	128	22	65	215
Relating to assets sold during
the period	—	36	—	36
Purchases, sales, and settlements	840	39	(145)	734
Transfers in and/or out of Level 3	—	(1,380)	—	(1,380)
Foreign currency translation adjustment	258	—	—	258

December 31, 2009	$8,162	$482	$1,066	$9,710

Actual return on plan assets:
Relating to assets still held
at the reporting date	163	—	31	194
Relating to assets sold during
the period	—	12	—	12
Purchases, sales, and settlements	(290)	—-	(365)	(655)
Transfers in and/or out of Level 3	—	(494)		(494)
Foreign currency translation adjustment	868	—	65	933

December 31, 2010	$8,903	$—	$797	$9,700

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total

2011	$33,392	$1,571	$34,963
2012	35,608	1,588	37,196
2013	37,352	1,577	38,929
2014	39,413	1,571	40,984
2015	40,563	1,561	42,124
2016 - 2020	225,957	7,680	233,637

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $2.8 million, $2.6 million, and $2.6 million in 2010, 2009, and 2008, respectively.

17. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $31.2 million in 2010, $29.2 million in 2009, and $29.0 million in 2008.

At December 31, 2010, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments

2011	$24,283
2012	23,889
2013	21,704
2014	19,568
2015	20,808
Thereafter	55,909

Total	$166,161

On June 25, 2010, the Corporation entered into an agreement for the construction and lease of a new manufacturing facility. The new facility will consist of two buildings totaling approximately 118,000 square feet situated on 12.5 acres in Baytown, Texas, and will serve as a manufacturing and fabrication facility for the Oil and Gas division in the Flow Control segment. Under the agreement, the Corporation is obligated to pay annual fixed rent of $1.4 million for twenty years, with five years of free rent at the end of the term resulting in an initial term of 25 years.

18. INDUSTRY SEGMENTS

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products including valves, pumps, motors, generators, instrumentation, and control electronics for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and mission-critical embedded computing products and sensors mainly for the aerospace and defense industries. Metal Treatment provides various metallurgical services, principally shot peening, laser peening, coatings, anodizing, and heat treating. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s Chairman and CEO, its chief operating decision-maker.

During 2010, 2009, and 2008, the Corporation had no direct defense customer or commercial customer representing more than 10% of consolidated revenue.

	December 31,

	2010	2009	2008

	(In thousands)
Net sales
Flow Control	$1,024,860	$985,201	$971,776
Motion Control	653,030	624,932	598,998
Metal Treatment	222,160	204,857	264,944
Less: Intersegment Revenues	(6,916)	(5,300)	(5,578)

Total Consolidated	$1,893,134	$1,809,690	$1,830,140

Operating income (expense)
Flow Control	$104,391	$92,721	$102,394
Motion Control	80,410	80,949	60,359
Metal Treatment	25,842	19,891	52,142
Corporate and Eliminations (1)	(30,820)	(24,242)	(18,333)

Total Consolidated	$179,823	$169,319	$196,562

Depreciation and amortization expense
Flow Control	$35,086	$35,582	$35,104
Motion Control	27,903	25,210	23,882
Metal Treatment	15,498	14,473	14,176
Corporate and Eliminations	1,459	1,216	1,089

Total Consolidated	$79,946	$76,481	$74,251

Segment assets
Flow Control	$1,102,417	$1,099,960	$984,753
Motion Control	873,074	771,355	772,675
Metal Treatment	233,356	232,658	235,413
Corporate and Eliminations	33,171	38,068	49,189

Total Consolidated	$2,242,018	$2,142,041	$2,042,030

Capital expenditures
Flow Control	$18,795	$43,781	$64,795
Motion Control	18,178	11,816	18,002
Metal Treatment	13,884	16,853	19,436
Corporate and Eliminations	2,123	2,082	750

Total Consolidated	$52,980	$74,532	$102,983

(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Reconciliations

	December 31,

	2010	2009	2008

	(In thousands)
Earnings before taxes:
Total segment operating income	$210,643	$193,561	$214,895
Corporate and administrative	(30,820)	(24,242)	(18,333)
Other income, net	579	1,006	1,585
Interest expense	(22,107)	(25,066)	(29,045)

Total consolidated earnings before tax	$158,295	$145,259	$169,102

Assets:
Total assets for reportable segments	$2,208,847	$2,103,973	$1,992,841
Non-segment cash	299	4,460	5,988
Other assets	32,872	33,608	43,201

Total consolidated assets	$2,242,018	$2,142,041	$2,042,030

Geographic Information
	December 31,

	2010	2009	2008

	(In thousands)
Revenues
United States of America	$1,340,754	$1,283,174	$1,328,071
United Kingdom	115,331	104,606	164,409
Canada	58,855	63,644	62,437
Other foreign countries	378,194	358,266	275,223

Consolidated total	$1,893,134	$1,809,690	$1,830,140

Long-Lived Assets
United States of America	$285,035	$285,392	$262,925
United Kingdom	39,479	46,384	42,563
Canada	33,578	32,405	30,096
Other foreign countries	39,188	36,968	28,448

Consolidated total	$397,280	$401,149	$364,032

19. CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003. The Corporation recorded a $6.5 million reserve related to the lawsuit. In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award. The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision. In November of 2009, the Supreme Court of New Jersey granted Plaintiff’s Petition for Certification. In March 2010, both parties presented arguments before the Supreme Court of New Jersey. In December 2010, the Supreme Court of New Jersey issued an opinion reversing the Appellate Division’s decision, and reinstating the judgment rendered by the trial court. In December 2010, the Corporation filed a Motion for Reconsideration with the Supreme Court of New Jersey. In the motion, the Corporation requested that the Supreme Court of New Jersey remand the case back to the lower Appellate Division to resolve certain arguments raised by the Corporation regarding the appropriateness of damages but not reviewed by the Appellate Division as result of the Appellate Division setting aside the liability. The Corporation continues to wait for a decision on its Motion for Reconsideration. Based upon the Supreme Court of New Jersey’s ruling in December 2010, the Corporation recorded an additional reserve of $4.1 million in the fourth quarter of 2010. The total reserve related to the lawsuit as of December 31, 2010 is $10.6 million.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

Environmental Matters

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.4 million. See Note 15 to the Consolidated Financial Statements for further information.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2010, 2009, and 2008, the Corporation had contingent liabilities on outstanding letters of credit of $47.0 million, $47.3 million, and $54.0 million, respectively.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive loss as of December 31, 2010 and 2009 consisted of:

(In thousands) 2010	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount

Foreign currency translation adjustments	$57,242	$998	$58,240
Pension and postretirement adjustments:
Net actuarial gain	(93,984)	33,778	(60,206)
Prior service costs	(1,016)	169	(847)

Total pension and postretirement adjustments	(95,000)	33,947	(61,053)

Accumulated other comprehensive (loss)/income	$(37,758)	$34,945	$(2,813)

(In thousands) 2009	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount

Foreign currency translation adjustments	$28,526	$(1,869)	$26,657
Pension and postretirement adjustments:
Net actuarial gain	(65,874)	24,870	(41,004)
Prior service costs	(8,322)	3,064	(5,258)

Total pension and postretirement adjustments	(74,196)	27,934	(46,262)

Accumulated other comprehensive (loss)/income	$(45,670)	$26,065	$(19,605)

Other comprehensive income (loss) for the periods ending December 31, 2010, 2009 and 2008 were as follows:

(In thousands) 2010	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$28,716	$2,867	$31,583
Pension and postretirement adjustments:
Net actuarial (loss)/gain	(28,110)	8,908	(19,202)
Prior service cost	7,306	(2,895)	4,411

Total pension and postretirement adjustments	(20,804)	6,013	(14,791)

Other comprehensive income	$7,912	$8,880	$16,792

(In thousands) 2009	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$40,586	$(3,990)	$36,596
Pension and postretirement adjustments:
Net actuarial gain/(loss)	29,712	(10,855)	18,857
Prior service cost	(3,937)	1,430	(2,507)

Total pension and postretirement adjustments	25,775	(9,425)	16,350

Other comprehensive income/(loss)	$66,361	$(13,415)	$52,946

(In thousands) 2008	Pre-tax amount	Tax (expense) benefit	Net of tax amount

Foreign currency translation adjustments	$(84,951)	$6,208	$(78,743)
Pension and postretirement adjustments:
Net actuarial (loss)/gain	(138,550)	52,040	(86,510)
Prior service cost	(1,260)	457	(803)

Total pension and postretirement adjustments	(139,810)	52,497	(87,313)

Other comprehensive (loss)/income	$(224,761)	$58,705	$(166,056)

As of January 1, 2010, one of the Corporation’s Canadian entities changed its functional currency from the U.S. dollar to the Canadian dollar. The nature of this operation’s cash flow changed from predominantly U.S. dollar to the Canadian dollar, therefore requiring the change in functional currency. In accordance with the guidance on foreign currency translation, an adjustment of $18.6 million, attributable to current-rate translation of non-monetary assets, was recorded in the first quarter of 2010 to the currency translation account. This adjustment resulted in an increase to total comprehensive income and is reported within the “Foreign currency translation adjustments” caption above.

21. SUBSEQUENT EVENTS

On January 7, 2011, the Corporation acquired all the issued and outstanding stock of Predator Systems Incorporated (“PSI”) for $13.3 million in cash. Management funded the purchase from the Corporation’s revolving credit facility. PSI designs and manufactures motion control components and subsystems for ground defense, ordnance guidance, and aerospace applications. PSI will operate within the Flight Systems division of the Corporation’s Motion Control segment. Revenues of the acquired business were approximately $8 million for the year ended December 31, 2010.

On January 31, 2011, the Corporation signed a definitive purchase agreement to acquire the assets of BASF’s Surface Technologies business from BASF Corporation. Management anticipates funding the acquisition from the Corporation’s revolving credit facility. The Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings primarily for the aerospace and power generation markets. BASF’s Surface Technologies business will operate within the Corporation’s Metal Treatment segment. BASF’s Surface Technologies had revenues of approximately $29 million for the year ended December 31, 2010.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth

2010
Net sales	$441,775	$462,165	$465,813	$523,381
Gross profit	137,984	154,383	155,717	173,669
Net earnings	16,335	25,898	27,784	36,581
Earnings per share:
Basic earnings per share	0.36	0.57	0.61	0.80
Diluted earnings per share	0.35	0.56	0.60	0.79
Dividends per share	0.08	0.08	0.08	0.08

2009
Net sales	$423,792	$447,371	$435,750	$502,777
Gross profit	135,760	144,582	142,315	172,874
Net earnings	15,805	24,454	20,115	34,847
Earnings per share:
Basic earnings per share	$0.35	$0.54	$0.44	$0.77
Diluted earnings per share	0.35	0.54	0.44	0.76
Dividends per share	0.08	0.08	0.08	0.08

See notes to the consolidated financial statements for additional financial information.

Report of the Corporation

The consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K have been prepared by the Corporation in conformity with accounting principles generally accepted in the United States of America. The financial statements necessarily include some amounts that are based on the best estimates and judgments of the Corporation. Other financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

The Corporation maintains accounting systems, procedures, and internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with the appropriate corporate authorization and are properly recorded. The accounting systems and internal accounting controls are augmented by written policies and procedures, organizational structure providing for a division of responsibilities, selection and training of qualified personnel, and an internal audit program. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures. Management of the Corporation has completed an assessment of the Corporation’s internal controls over financial reporting and has included “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 9A of this Annual Report on Form 10-K.

Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2010. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2010.

The Audit Committee of the Board of Directors, composed entirely of directors who are independent of the Corporation, appoints the independent registered public accounting firm for ratification by stockholders and, among other things, considers the scope of the independent registered public accounting firm’s examination, the audit results, and the adequacy of internal accounting controls of the Corporation. The independent registered public accounting firm and the internal auditor have direct access to the Audit Committee, and they meet with the committee from time to time, with and without management present, to discuss accounting, auditing, non audit consulting services, internal control, and financial reporting matters.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Parsippany, New Jersey

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2010, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2010 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment, management believes that as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2010 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 6, 2011 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010 (incorporated by reference to Appendix B to Proxy Statement filed March 19, 2010).*

10.2

Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2005).*

10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001).*

10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2010 (filed herewith).*

10.5	Amended and Restated Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through January 1, 2010(filed herewith). *

10.6	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010 (filed herewith).*

10.7	Instrument of Amendment No. 1 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010(filed herewith).*

10.8	Form of indemnification Agreement entered into by the Registrant with each of its directors (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).

10.9	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010 (filed herewith) *

10.10	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.11

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

10.13

Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.14	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.15	Consulting Agreement, dated April 30, 2010, between the Registrant and Edward Bloom (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 2009).*

10.16	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.17	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended, effective January 1, 2010 (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2009).*

10.18	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

10.19

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.20	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).

10.21

Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

10.22	2006 Modified Incentive Compensation Plan (incorporated by reference to Appendix B to Company’s 2006 Definitive Proxy Statement on Schedule 14A filed March 29, 2006). *

10.23	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006). *

10.24	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.25	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006). *

10.26	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.27

Second Amended and Restated Credit Agreement dated as of August 10, 2008 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2008)

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

*Indicates contract or compensatory plan or arrangement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2010, 2009, and 2008
(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period

Deducted from assets to which they apply:

Year-ended December 31, 2010
Reserves for inventory obsolescence	$39,739	$14,472	$782	(A)	$13,397	(B)	$41,596
Reserves for doubtful accounts	3,997	2,753	50	(A)	2,828	(C)	3,972
Tax valuation allowance	5,924	(858)	(92)	(A)	—		4,974

Total	$49,660	$16,367	$740		$16,225		$50,542

Year-ended December 31, 2009
Reserves for inventory obsolescence	$34,283	$12,931	$1,751	(A)	$9,226	(B)	$39,739
Reserves for doubtful accounts	4,824	3,633	66	(A)	4,526	(C)	3,997
Tax valuation allowance	5,375	55	494	(A)	—		5,924

Total	$44,482	$16,619	$2,311		$13,752		$49,660

Year-ended December 31, 2008
Reserves for inventory obsolescence	$30,999	$9,525	$884	(A)	$7,125	(B)	$34,283
Reserves for doubtful accounts	5,347	4,153	(115)	(A)	4,561	(C)	4,824
Tax valuation allowance	—	356	5,019	(A)	—		5,375

Total	$36,346	$14,034	$5,788		$11,686		$44,482

Notes:
(A)	Primarily amounts acquired from business combinations and currency translation adjustments.
(B)	Write-off and sale of obsolete inventory.
(C)	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:	February 24, 2011	By: /s/ Martin R. Benante

Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 24, 2011	By: /s/ Glenn E. Tynan

Glenn E. Tynan
Chief Financial Officer

Date:	February 24, 2011	By: /s/ Glenn Coleman

Glenn Coleman
Controller

Date:	February 24, 2011	By: /s/ Martin R. Benante

Martin R. Benante
Director

Date:	February 24, 2011	By: /s/ S. Marce Fuller

S. Marce Fuller
Director

Date:	February 24, 2011	By: /s/ Allen A. Kozinski

Allen A. Kozinski
Director

Date:	February 24, 2011	By: /s/ Carl G. Miller

Carl G. Miller
Director

Date:	February 24, 2011	By: /s/ William B. Mitchell

William B. Mitchell
Director

Date:	February 24, 2011	By: /s/ John R. Myers

John R. Myers
Director

Date:	February 24, 2011	By: /s/ John B. Nathman

John B. Nathman
Director

Date:	February 24, 2011	By: /s/ William W. Sihler

William W. Sihler
Director

Date:	February 24, 2011	By: /s/ Albert E. Smith

Albert E. Smith
Director