Form 10-K/A
period 2010-12-31
CURTISS WRIGHT CORP
filed 2011-03-04
CIK 26324

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

Large accelerated filer x		Accelerated filer 
Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $1.3 billion.

The number of shares outstanding of each of the Registrant's classes of Common stock as of January 31, 2011:

Class	Number of shares

Common stock, par value $1 per share	46,315,608

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1 on Form 10-K/A

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 ("Form 10-K"), as filed with the Securities and Exchange Commission on February 25, 2011, is to furnish a corrected Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language ("XBRL") as well as correct the performance graph included in Item 5. The original Exhibit 101 contained certain errors due to unanticipated technical transmission difficulties. Additionally, this Amendment No. 1 to our Annual Report on Form 10-K corrects the Exhibit list contained in Item 15 where Exhibit 101 was inadvertently omitted and the performance graph included in Item 5 to update the cumulative total return over the last five fiscal years of the S&P SmallCap 600 Index, the Russell 2000 Index, and S&P 500 Aerospace & Defense Index.

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above, the updated Exhibit list in Item 15 and the updated performance graph in Item 5. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

PERFORMANCE GRAPH

The following graph compares the annual change in the cumulative total return on our Company's Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P 500 Aerospace & Defense Index. The graph assumes an investment of $100 on December 31, 2005 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2005	2006	2007	2008	2009	2010
Curtiss-Wright Corp	100	136.83	186.32	124.99	118.48	126.87
S &P SmallCap 600 Index	100	115.12	114.78	79.11	99.34	125.47
Russell 2000	100	118.37	116.51	77.15	98.11	124.46
S &P 500 Aerospace & Defense	100	125.16	149.34	94.77	118.12	135.97

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 3, 2005).

	3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Form 8-A/A filed May 24, 2005).

	3.2	Amended and Restated By-Laws (incorporated by reference to Form 8-K filed November 17, 2008).

	3.3	Form of stock certificate for Common Stock (incorporated by reference to Form 8-K filed November 17, 2008).

	4.1	Agreement to furnish to the Commission upon request a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Form 10-K for the year ended December 31, 1985).

	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010 (incorporated by reference to Appendix B to Proxy Statement filed March 19, 2010).*

	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2005).*

	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001).*

	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2010 (filed herewith).*

	10.5	Amended and Restated Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through January 1, 2010(filed herewith). *

10.6	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010 (filed herewith).*

10.7	Instrument of Amendment No. 1 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010 (filed herewith).*

10.8	Form of indemnification Agreement entered into by the Registrant with each of its directors (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).

10.9	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010 (filed herewith) *

10.10	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to Proxy Statement filed April 5, 2005).*

10.11	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006) *

10.12	Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

10.13	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

10.14	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*

10.15	Consulting Agreement, dated April 30, 2010, between the Registrant and Edward Bloom (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 2009).*

10.16	Curtiss-Wright Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix VII to Proxy Statement filed March 28, 2003).*

10.17	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended, effective January 1, 2010 (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2009).*

10.18	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).

10.19	Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

10.20	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).

10.21	Restrictive Legends on Notes subject to Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

10.22	2006 Modified Incentive Compensation Plan (incorporated by reference to Appendix B to Company’s 2006 Definitive Proxy Statement on Schedule 14A filed March 29, 2006). *

10.23	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006). *

10.24	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.25	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006). *

10.26	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007). *

10.27	Second Amended and Restated Credit Agreement dated as of August 10, 2008 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2008)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a) (filed herewith).

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a) (filed herewith).

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	EX-101 INSTANCE DOCUMENT (Furnished herewith)

101.SCH	EX-101 SCHEMA DOCUMENT (Furnished herewith)

101.CAL	EX-101 CALCULATION LINKBASE DOCUMENT (Furnished herewith)

101.LAB	EX-101 LABELS LINKBASE DOCUMENT (Furnished herewith)

101.PRE	EX-101 PRESENTATION LINKBASE DOCUMENT (Furnished herewith)

101.DEF	EX-101 DEFINITION LINKBASE DOCUMENT (Furnished herewith)

______________________________________________________________________________________________________________________
*Indicates contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2011	By: /s/ Glenn E. Tynan
Glenn E. Tynan
Chief Financial Officer