Form 10-Q
period 2011-03-31
CURTISS WRIGHT CORP
filed 2011-05-06
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

or

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

Common Stock, par value $1.00 per share: 46,418,783 shares (as of April 30, 2011).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 -27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$461,850	$441,775
Cost of sales	312,881	303,791
Gross profit	148,969	137,984

Research and development expenses	13,597	13,838
Selling expenses	29,223	27,820
General and administrative expenses	64,466	65,242
Operating income	41,683	31,084

Interest expense	(5,121)	(5,667)
Other income, net	56	152

Earnings before income taxes	36,618	25,569
Provision for income taxes	12,102	9,234

Net earnings	$24,516	$16,335

Basic earnings per share	$0.53	$0.36
Diluted earnings per share	$0.52	$0.35

Dividends per share	$0.08	$0.08

Weighted average shares outstanding:
Basic	46,195	45,642
Diluted	46,974	46,158

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$51,966	$68,119
Receivables, net	500,212	461,632
Inventories, net	308,709	281,103
Deferred tax assets, net	49,188	48,568
Other current assets	33,102	40,605
Total current assets	943,177	900,027
Property, plant, and equipment, net	406,906	397,280
Goodwill	703,858	693,572
Other intangible assets, net	240,934	240,197
Deferred tax assets, net	1,076	1,033
Other assets	10,162	9,909
Total assets	$2,306,113	$2,242,018

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$2,590	$2,602
Accounts payable	120,232	133,180
Dividends payable	3,717	-
Accrued expenses	78,422	99,966
Income taxes payable	1,863	3,111
Deferred revenue	152,351	146,770
Other current liabilities	44,813	42,310
Total current liabilities	403,988	427,939
Long-term debt	447,014	394,042
Deferred tax liabilities, net	25,975	26,815
Accrued pension and other postretirement benefit costs	155,665	166,591
Long-term portion of environmental reserves	19,122	19,091
Other liabilities	46,208	47,437
Total liabilities	1,097,972	1,081,915
Contingencies and commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,717	48,558
Additional paid in capital	135,912	130,093
Retained earnings	1,093,258	1,072,459
Accumulated other comprehensive income (loss)	15,352	(2,813)
	1,293,239	1,248,297
Less: Cost of treasury stock	(85,098)	(88,194)
Total stockholders' equity	1,208,141	1,160,103
Total liabilities and stockholders' equity	$2,306,113	$2,242,018

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
		March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$24,516	$16,335
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	20,522	19,510
Net (gain) loss on sale of assets	(46)	36
Deferred income taxes	(2,743)	2,051
Share-based compensation	2,793	2,497
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(35,100)	(24,478)
Inventories, net	(22,551)	(11,868)
Progress payments	(407)	3,458
Accounts payable and accrued expenses	(34,207)	(27,138)
Deferred revenue	5,581	(7,993)
Income taxes payable	7,745	3,770
Net pension and postretirement liabilities	(10,337)	6,486
Other current and long-term assets	(4)	(1,165)
Other current and long-term liabilities	1,453	(4,500)
Total adjustments	(67,301)	(39,334)
Net cash used for operating activities	(42,785)	(22,999)
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	118	474
Acquisitions of intangible assets	-	(1,486)
Additions to property, plant, and equipment	(19,245)	(10,878)
Acquisition of businesses, net of cash acquired	(13,250)	(1,153)
Net cash used for investing activities	(32,377)	(13,043)
Cash flows from financing activities:
Borrowings on debt	273,500	141,000
Principal payments on debt	(220,524)	(94,372)
Proceeds from exercise of stock options	5,895	5,192
Excess tax benefits from share-based compensation	3	30
Net cash provided by financing activities	58,874	51,850
Effect of exchange-rate changes on cash	135	(1,115)
Net (decrease) increase in cash and cash equivalents	(16,153)	14,693
Cash and cash equivalents at beginning of period	68,119	65,010
Cash and cash equivalents at end of period	$51,966	$79,703
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$13,440	$-
Additional consideration paid on prior year acquisitions	-	1,153
Liabilities assumed from current year acquisitions	(190)	-
Acquisition of new businesses	$13,250	$1,153

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock

December 31, 2009	$48,214	$111,707	$980,590	$(19,605)	$(94,149)
Net earnings	-	-	106,598	-	-
Pension and postretirement adjustment, net	-	-	-	(14,791)	-
Foreign currency translation adjustments, net	-	-	-	31,583	-
Dividends paid	-	-	(14,729)	-	-
Stock options exercised, net	344	6,937	-	-	4,026
Share-based compensation	-	11,768	-	-	1,610
Other	-	(319)	-	-	319
December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)	$(88,194)
Net earnings	-	-	24,516	-	-
Pension and postretirement adjustment, net	-	-	-	471	-
Foreign currency translation adjustments, net	-	-	-	17,694	-
Dividends declared	-	-	(3,717)	-	-
Stock options exercised, net	159	3,597	-	-	2,525
Share-based compensation	-	2,428	-	-	365
Other	-	(206)	-	-	206
March 31, 2011	$48,717	$135,912	$1,093,258	$15,352	$(85,098)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 57 manufacturing facilities and 61 metal treatment service facilities.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries.  All intercompany transactions and accounts have been eliminated.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2010 Annual Report on Form 10-K, as amended.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.           ACQUISITION

The Corporation acquired one business during the three months ended March 31, 2011, described in more detail below.

The acquisition has been accounted for as a purchase under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill.  The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life based upon final analysis, including input from third party appraisals.  The purchase price allocation will be finalized no later than twelve months from acquisition.  The results of the acquired business have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

Motion Control Segment

Predator Systems, Inc.

On January 7, 2011, the Corporation acquired all the issued and outstanding stock of Predator Systems, Inc. (“PSI”), for $13.3 million in cash.  The Stock Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Accounts receivable	$862
Inventory	1,856
Property, plant, and equipment	2,100
Other current assets	67
Intangible assets	4,700
Current liabilities	(190)
Net tangible and intangible assets	9,395
Purchase price	13,250
Goodwill	3,855

The Corporation has estimated that the goodwill will be tax deductible and the Corporation will adjust these estimates based upon final analysis including input from third party appraisals.

PSI designs and manufactures motion control components and subsystems for ground defense, ordnance guidance, and aerospace applications, and will operate within the Flight Systems division of the Corporation’s Motion Control segment.  PSI had 45 employees as of the date of the acquisition and is headquartered in Boca Raton, FL.  Revenues of the acquired business were approximately $8 million for the year ended December 31, 2010.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           RECEIVABLES

Receivables at March 31, 2011 and December 31, 2010 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	March 31,	December 31,
	2011	2010
Billed receivables:
Trade and other receivables	$315,854	$282,483
Less: Allowance for doubtful accounts	(4,656)	(3,972)
Net billed receivables	311,198	278,511
Unbilled receivables:
Recoverable costs and estimated earnings not billed	217,681	210,766
Less: Progress payments applied	(28,667)	(27,645)
Net unbilled receivables	189,014	183,121
Receivables, net	$500,212	$461,632

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31,	December 31,
	2011	2010
Raw material	$157,980	$147,950
Work-in-process	76,978	69,302
Finished goods and component parts	78,527	73,419
Inventoried costs related to U.S. Government and other long-term contracts	46,148	41,029
Gross inventories	359,633	331,700
Less: Inventory reserves	(43,352)	(41,596)
Progress payments applied, principally related to long-term contracts	(7,572)	(9,001)
Inventories, net	$308,709	$281,103

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2010	$310,047	$354,607	$28,918	$693,572
Acquisitions	-	3,855	-	3,855
Foreign currency translation adjustment	1,388	5,951	170	7,509
Goodwill adjustments	-	(1,078)	-	(1,078)
March 31, 2011	$311,435	$363,335	$29,088	$703,858

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

6.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles.  Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets and include $9.9 million of indefinite lived intangible assets within other intangible assets for both periods presented.

	(In thousands)
March 31, 2011	Gross	Accumulated Amortization	Net
Technology	$146,581	$(57,869)	$88,712
Customer related intangibles	196,318	(72,879)	123,439
Other intangible assets	40,936	(12,153)	28,783
Total	$383,835	$(142,901)	$240,934

	(In thousands)
December 31, 2010	Gross	Accumulated Amortization	Net
Technology	$148,820	$(54,994)	$93,826
Customer related intangibles	189,567	(68,663)	120,904
Other intangible assets	37,005	(11,538)	25,467
Total	$375,392	$(135,195)	$240,197

Intangible assets acquired from the Corporation’s current year acquisition include technology of $1.5 million, customer related intangibles of $2.8 million, and other intangible assets of $0.4 million.

Total intangible amortization expense for the three months ended March 31, 2011 was $6.5 million.  The estimated amortization expense for the five years ending December 31, 2011 through 2015 is $24.4 million, $22.9 million, $21.2 million, $20.0 million, and $19.0 million, respectively.

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

All derivative assets are required to be recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  These instruments are classified as Other current liabilities and Other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of the foreign exchange derivative forwards are valued at a Level 2 measurement (observable market based inputs or unobservable inputs that are corroborated by market data).  See tables below for information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets and derivative gains and losses in the Condensed Consolidated Statements of Earnings.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	Fair Values of Derivative Instruments
	(In thousands)
		Asset Derivatives			Liability Derivatives
		March 31,	December 31,		March 31,	December 31,
		2011	2010		2011	2010
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Foreign exchange contracts:
Transactional	Other current assets	$16	$324	Other current liabilities	$58	$309
Forecasted	Other current assets	40	208	Other current liabilities	-	-
Total		$56	$532		$58	$309

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended
		March 31,
		2011	2010
Foreign exchange contracts:
Transactional	General and administrative expenses	$400	$1,879
Forecasted	General and administrative expenses	492	294
Total		$892	$2,173

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of March 31, 2011.  The estimated fair values of the Corporation’s fixed rate debt instruments at March 31, 2011 aggregated to $301 million compared to a carrying value of $275 million.

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

	(In thousands)
	2011	2010
Warranty reserves at January 1,	$14,841	$13,479
Provision for current year sales	1,781	1,501
Current year claims	(1,610)	(805)
Change in estimates to pre-existing warranties	(333)	(784)
Foreign currency translation adjustment	106	(72)
Warranty reserves at March 31,	$14,785	$13,319

9.           FACILITIES RELOCATION AND RESTRUCTURING

2009 and 2010 Restructuring Plans

In 2009 and 2010 the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally.   In the first quarter of 2010, the Corporation incurred costs of $1.8 million consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees. These costs were recorded in the Condensed Consolidated Statement of Earnings within General and administrative expenses, Costs of sales, Selling expenses, and Research and development expenses for $0.9 million, $0.7 million, $0.1 million, and $0.1 million, respectively.  During 2010, the Corporation incurred total costs of $3.0 million related to this initiative in the Condensed Consolidated Statement of Earnings within General and administrative expenses, Cost of sales, and Selling expenses for $1.7 million, $1.2 million, and $0.1 million, respectively.

Oil and Gas Restructuring Initiative

During the fourth quarter of 2010, the Corporation initiated a restructuring plan within its Oil and Gas division, of the Flow Control segment. The initiative will streamline our workflow and consolidate existing facilities.  In the fourth quarter of 2010 and the first quarter of 2011, the Corporation recorded charges of $0.5 million and $0.1 million, respectively, related to severance and benefit costs as part of this initiative.   These costs are recorded within General and administrative expenses.  The Corporation is anticipating incurring approximately $1 to $2 million of additional costs associated with this initiative during the remainder of 2011.  As of March 31, 2011, approximately $0.3 million in payments have been made with the remaining payments expected to be made by December 31, 2011.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

10.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2010 Annual Report on Form 10-K, as amended.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Service cost	$9,315	$7,054
Interest cost	6,542	6,296
Expected return on plan assets	(7,967)	(6,970)
Amortization of:
Prior service cost	299	278
Unrecognized actuarial loss	1,243	766
Net periodic benefit cost	$9,432	$7,424
Curtailment loss	-	(31)
Total periodic benefit cost	$9,432	$7,393

During the three months ended March 31, 2011, the Corporation made $17 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of approximately $32 million in 2011.  In addition, contributions of $2.2 million were made to the Corporation’s foreign benefit plans during the three months ended March 31, 2011.  Contributions to the foreign benefit plans are expected to be $4.5 million in 2011.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Service cost	$94	$189
Interest cost	250	434
Amortization of:
Prior service cost	(157)	-
Unrecognized actuarial gain	(231)	(156)
Net periodic postretirement benefit cost	$(44)	$467

The reduction in the net periodic postretirement benefit cost is a result of the recent modifications to the EMD Plan benefit design for post 65-retirees which went into effect on January 1, 2011.  The change reduced the benefit obligation by approximately $7.0 million.

During the three months ended March 31, 2011, the Corporation paid $0.3 million to the postretirement plans.  During 2011, the Corporation anticipates contributing $1.5 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Basic weighted-average shares outstanding	46,195	45,642
Dilutive effect of stock options and deferred stock compensation	779	516
Diluted weighted-average shares outstanding	46,974	46,158

As of March 31, 2011 and 2010 there were 659,000 and 1,395,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Net sales
Flow Control	$239,142	$240,732
Motion Control	160,270	148,245
Metal Treatment	63,261	53,950
Less: Intersegment revenues	(823)	(1,152)
Total consolidated	$461,850	$441,775

Operating income (expense)
Flow Control	$18,632	$16,669
Motion Control	16,286	13,953
Metal Treatment	10,057	6,040
Corporate and eliminations (1)	(3,292)	(5,578)
Total consolidated	$41,683	$31,084

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Total operating income	$41,683	$31,084
Interest expense	(5,121)	(5,667)
Other income, net	56	152
Earnings before income taxes	$36,618	$25,569

	(In thousands)
	March 31,	December 31,
	2011	2010
Identifiable assets
Flow Control	$1,128,893	$1,102,417
Motion Control	907,245	873,074
Metal Treatment	242,817	233,356
Corporate and Other	27,158	33,171
Total consolidated	$2,306,113	$2,242,018

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010
Net earnings	$24,516	$16,335
Adjustments from foreign currency translations, net	17,694	15,719
Defined benefit pension and post retirement plans	471	714
Total comprehensive income	$42,681	$32,768

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

14.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation recorded a $6.5 million reserve related to the lawsuit.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In December 2010, the Supreme Court of New Jersey issued an opinion reversing the Appellate Division’s decision, and reinstated the judgment rendered by the trial court.  The Corporation filed a Motion for Reconsideration with the Supreme Court of New Jersey.  In the motion, the Corporation requested that the Supreme Court of New Jersey remand the case back to the lower Appellate Division to resolve certain arguments raised by the Corporation regarding the appropriateness of damages.  The Supreme Court of New Jersey has granted the Corporation’s request for reconsideration and remanded the case back to the lower Appellate Division to decide the remaining undecided arguments raised by the Corporation.  The Corporation now waits for the Appellate Division to provide a scheduling order with regards to future briefing and oral argument on the unresolved issues before the Appellate Division.  The total reserve related to the lawsuit as of March 31, 2011 is $10.6 million and recorded within Other current liabilities.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporations’ results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2010.  The aggregate environmental liability was $20.7 million at March 31, 2011 and $20.8 million at December 31, 2010.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several NRC licenses necessary for the continued operation of its commercial nuclear operations. In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. The guarantee for the decommissioning costs of the refurbishment facility, which is estimated for 2017, is $4.5 million.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At March 31, 2011 and December 31, 2010, the Corporation had contingent liabilities on outstanding letters of credit of $48.0 million and $47.0 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

15.           SUBSEQUENT EVENTS

On April 6, 2011, the Corporation acquired the assets of Douglas Equipment Ltd (“Douglas”) for approximately $20 million in cash.  Management funded the purchase from the Corporation’s revolving credit facility.  Douglas designs and manufactures aircraft handling systems for the defense and commercial aviation markets and will operate within the Corporation’s Flow Control segment.  Revenues of the acquired business were approximately $28 million in 2010.

On April 8, 2011, the Corporation acquired the assets of BASF’s Surface Technologies business from BASF Corporation for approximately $20 million in cash.  Management funded the purchase from the Corporation’s revolving credit facility.  The Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings primarily for the aerospace and power generation markets.  BASF’s Surface Technologies business will operate within the Corporation’s Metal Treatment segment and had revenues of approximately $29 million for the year ended December 31, 2010.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," “continue,” "could," “estimate,” "expects," “intend,” "may," “might,” “outlook,” “potential,” “predict,” "should,"  "will," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2010 Annual Report on Form 10-K, as amended, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment.  For further information on our products and services and the major markets served by our three segments, please refer to our 2010 Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “organic”.  The definition of “organic” excludes the effect of foreign currency translation.

Therefore, for the three months ended March 31, 2011, our organic growth calculations do not include the operating results for our June 1, 2010 acquisition of Hybricon Corporation, June 22, 2010 acquisition of Specialist Electronics Services. Ltd (SES), and January 7, 2011 acquisition of Predator Systems.  The results of operations for these businesses have been removed for purposes of calculating organic growth figures and are included as an increase to our incremental results of operations from our acquisitions.

The discussion below is structured to separately discuss our Consolidated Statement of Earnings, Results by Business Segment, and our Liquidity and Capital Resources.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statement of Earnings
	(In thousands)
	Three Months Ended
	March 31,
	2011	2010	% of change

Sales
Flow Control	$239,140	$240,731	(0.7%)
Motion Control	159,780	147,373	8.4%
Metal Treatment	62,930	53,671	17.3%
Total sales	$461,850	$441,775	4.5%

Operating income
Flow Control	$18,632	$16,669	11.8%
Motion Control	16,286	13,953	16.7%
Metal Treatment	10,057	6,040	66.5%
Corporate and eliminations	(3,292)	(5,578)	(41.0%)
Total operating income	$41,683	$31,084	34.1%

Interest expense	(5,121)	(5,667)	(9.6%)
Other income, net	56	152	(63.2%)

Earnings before taxes	36,618	25,569	43.2%
Provision for income taxes	(12,102)	(9,234)	31.1%

Net earnings	$24,516	$16,335

New orders	$488,216	$501,781

Sales

The increase in sales of $20 million is due to an increase of $10 million in organic sales, $7 million in incremental sales, and $3 million due to the favorable effect of foreign currency translation.  Our Metal Treatment and Motion Control segments contributed $9 million and $4 million, respectively, of increased organic sales, while organic sales in our Flow Control segment declined by $2 million. The table below further depicts our sales by market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010	% change

Defense markets:
Defense Aerospace	$63,584	$58,043	9.5%
Defense Ground	28,030	31,687	(11.5%)
Defense Navy	83,264	76,052	9.5%
Other Defense	6,883	6,935	(0.7%)
Total Defense	$181,761	$172,717	5.2%

Commercial markets:
Commercial Aerospace	$66,622	$59,937	11.2%
Oil and Gas	54,252	65,312	(16.9%)
Power Generation	90,355	87,322	3.5%
General Industrial	68,860	56,487	21.9%
Total Commercial	$280,089	$269,058	4.1%

Total Curtiss-Wright	$461,850	$441,775	4.5%

The increase in defense sales of $9 million is primarily due to higher sales in the aerospace and naval defense markets of $6 million and $7 million, respectively.  Sales in the aerospace defense market improved due to higher sales of our embedded computing and sensing products on the Black Hawk and Apache Helicopter programs, while the increase in sales in the naval defense market is primarily due to increased production on the Virginia class submarine, as we ramp-up in production from one to two submarines per year.  The decline in sales in our ground defense market is primarily due to the cancellation of the Future Combat System program and lower sales on the Bradley platform.

Commercial sales increased $11 million over the prior year quarter, primarily due to an increase in sales in the general industrial and commercial aerospace markets of $12 million and $7 million, respectively, offset by a decline in sales in our oil and gas market of $11 million.  The higher sales in our general industrial and commercial aerospace markets is primarily due to increased demand for our metal treatment services, increases in flight controls on Boeing aircrafts, and sales of our sensors and controls products on various commercial aircrafts. The decrease in sales in our oil and gas market is primarily due to the timing of new orders for domestic and international capital projects.

Operating income

During the first quarter of 2011, operating income increased $11 million compared to the same period in 2010.  The increase in operating income is primarily due to an increase in organic operating income of $12 million, offset by an incremental operating loss of $1 million and unfavorable effects of foreign currency translation of $1 million. The increase in organic operating income is primarily due to an increase in sales volume, mainly in the general industrial and commercial aerospace markets, resulting in favorable absorption of fixed overhead costs, as well as benefits generated by our cost reduction and restructuring programs.  These improvements were partially offset by higher costs on certain long-term contracts in the current year.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-segment operating expense

The decrease in non-segment operating expense of $2 million is primarily due to lower medical expenses and lower foreign exchange transaction losses.

Interest expense

Interest expense decreased less than $1 million in the first quarter of 2011 compared to the same period in 2010.  The decrease in interest expense is due to lower average outstanding debt levels.

Effective tax rate

Our effective tax rate for the first quarter of 2011 was 33.0% compared to 36.1% in the first quarter of 2010.  The lower effective tax rate was primarily due to a one-time tax charge recorded in the prior year associated with a change in the healthcare law.

Net earnings

The increase in net earnings of $8 million is due to our increased operating income, lower effective tax rate, and lower interest expense discussed above.

New orders

New orders decreased $14 million from the prior year quarter primarily due to a decline in new orders in our Flow Control segment of $44 million.  The  decrease in our Flow Control segment was driven by the timing of new orders on the Virginia class submarine.  This decrease was partially offset by increases in new orders within our Motion Control and Metal Treatment segments of $21 million and $9 million, respectively.

RESULTS BY BUSINESS SEGMENT

Flow Control

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010	% change
Sales	$239,140	$240,731	(0.7%)
Operating income	18,632	16,669	11.8%
Operating margin	7.8%	6.9%	90 bps
New orders	$251,640	$295,757	(14.9%)

Sales

Sales in our Flow Control segment were essentially flat compared to the prior year period as growth within the general industrial and naval defense markets was offset by declines within the oil and gas market.  The increase in sales in our general industrial market is primarily due to increased demand for our industrial control products to the commercial heating, ventilation, and air conditioning (“HVAC”) industries.  The growth in sales in our naval defense market was driven by increased production on the Virginia class submarine program due to the ramp-up in production from one submarine to two per year.  In addition, we experienced an increase in sales resulting from increases in production on the CVN-79 Ford class aircraft carrier program due to the transition from the CVN-78 program.  The decline in the oil and gas market was driven by the timing of new orders, primarily from international customers.

Operating income

During the first quarter of 2011, operating income increased $2 million in our Flow Control segment compared to the same period in 2010. The increase in operating income is primarily due to favorable absorption of overhead costs in our general industrial and naval defense markets and benefits generated by our cost reduction and restructuring programs.  These increases were partially mitigated by higher than anticipated costs on several long-term contracts within the oil and gas business.

New orders

New orders decreased $44 million from the prior year quarter primarily due to the timing of new orders on the Virginia class submarine.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Motion Control

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010	% change
Sales	$159,780	$147,373	8.4%
Operating income	16,286	13,953	16.7%
Operating margin	10.2%	9.5%	70 bps
New orders	$173,007	$151,892	13.9%

Sales

The increase in sales in our Motion Control segment of $12 million is primarily due to incremental sales of $7 million, an increase in organic sales of $4 million, and the favorable effect of foreign currency translation of $1 million.  The increase in our incremental sales is due to our June 2010 acquisitions of Hybricon Corporation and Specialist Electronic Systems, Ltd., and our January 2011 acquisition of Predator Systems, Inc.

The increase in organic sales was driven by increased demand in our commercial and defense markets. The increase in sales in our commercial market is primarily due to higher demand for both embedded computing and sensor products to the general industrial market.  The growth in sales in the commercial aerospace market is due to increases in flight controls on Boeing aircrafts, as well as increased demand for our sensors and controls products on various commercial aircrafts.  To a lesser extent, the increase in sales in our defense market was driven by higher demand in the aerospace and naval defense markets, partially offset by a decline in the ground defense market.  The increase in the aerospace defense market was driven by higher sales of our embedded computing and sensing products on various helicopter programs such as the Blackhawk and Apache.  The increase in sales in the naval defense market is primarily due to sales of our embedded computing products used in various naval applications.  These increases were partially offset by a decline in sales in our defense ground market due to decreased production on the Bradley platform and the cancellation of the Future Combat System program.

Operating income

During the first quarter of 2011, operating income increased $2 million in our Motion Control segment compared to the same period in 2010.  The increase in operating income is primarily due to an increase in organic operating income of $4 million, offset by an incremental operating loss of $1 million and the unfavorable effect of foreign currency translation of $1 million.  Excluding the impact of acquisitions and the negative impact of foreign currency translation, organic operating margin improved by 240 basis points over the prior year quarter.  Organic operating income increased primarily due to benefits generated by our cost reduction and restructuring programs.

New orders

New orders increased $21 million from the prior year quarter.  The increase in new orders is due to $12 million in higher orders within our organic businesses and $9 million from our 2010 and 2011 acquisitions.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Metal Treatment

	(In thousands)
	Three Months Ended
	March 31,
	2011	2010	% change
Sales	$62,930	$53,671	17.3%
Operating income	10,057	6,040	66.5%
Operating margin	16.0%	11.3%	470 bps
New orders	$63,569	$54,132	17.4%

Sales

The increase in organic sales in our Metal Treatment segment of $9 million is primarily due to increased demand across all of our major lines of business and markets, particularly for our shot peening, heat treating and coating services to commercial markets.

Operating income

During the first quarter of 2011, operating income increased $4 million in our Metal Treatment segment compared to the same period in 2010. Operating margin increased to 16.0%, a 470 basis point improvement over the prior year. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and heat treating businesses.

New orders

The increase in new orders of $9 million from the prior year quarter is primarily due to increased orders for domestic and international shot peening services.

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

Operating Activities
	March 31, 2011	December 31, 2010
Working Capital	$539,189	$472,088
Ratio of Current Assets to Current Liabilities	2.3 to 1	2.1 to 1
Cash and Cash Equivalents	$51,966	$68,119
Days Sales Outstanding	56 days	49 days
Inventory Turns	4.2	4.5

Excluding cash, working capital increased $83 million from December 31, 2010.  Working capital changes were affected by an increase in accounts receivable of $39 million due to higher trade receivables, as well as an increase in inventory of $28 million due to a build up for future sales, stocking of new programs, and the purchase of long-lead time materials.  In addition, we experienced a decrease in accrued expenses of $22 million primarily due to the payment of annual compensation plans and a decrease in accounts payable of $13 million due primarily to lower days payable outstanding.  During the first quarter of 2011, we contributed $17 million to the Curtiss-Wright Pension Plan, and expect to make additional contributions of $15 million during the remainder of 2011.

Investing Activities

Capital expenditures were $19 million in the first three months of 2011, an increase of $8 million from the prior year period, largely driven by our oil and gas facility expansion in Texas.  We expect to make additional capital expenditures of $45 to $55 million during the remainder of 2011.

Financing Activities

During the first three months of 2011, we used $163 million in available credit under the 2007 Senior Unsecured Revolving Credit Agreement (“Credit Agreement”) to fund operating and investing activities. The unused credit available under the Credit Agreement at March 31, 2011 was $204 million. The Credit Agreement expires in August 2012.  The loans outstanding under the 2003 and 2005 Senior Notes, Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.7% during the first quarter of 2011 and 4.1% for the comparable prior year period.

While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2010 Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission on February 25, 2011, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2011.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2010 Annual Report on Form 10-K, as amended.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2011.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2010 Annual Report on Form 10-K, as amended.

Item 5.                    OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2011.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2011 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2010 Annual Report on Form 10-K, as amended.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6.                      EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Form 8-K filed November 17, 2008)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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
         Dated:  May 6, 2011