Form 10-Q
period 2011-06-30
CURTISS WRIGHT CORP
filed 2011-08-05
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

or

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

Common Stock, par value $1.00 per share: 46,607,983 shares (as of July 31, 2011).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$514,905	$462,165	$976,755	$903,940
Cost of sales	345,948	307,782	658,829	611,573
Gross profit	168,957	154,383	317,926	292,367

Research and development expenses	15,129	13,838	28,726	27,676
Selling expenses	29,936	28,520	59,159	56,340
General and administrative expenses	72,203	68,597	136,669	133,839
Operating income	51,689	43,428	93,372	74,512

Interest expense	(4,967)	(5,700)	(10,088)	(11,367)
Other income, net	29	384	85	536

Earnings before income taxes	46,751	38,112	83,369	63,681
Provision for income taxes	14,955	12,214	27,057	21,448

Net earnings	$31,796	$25,898	$56,312	$42,233

Basic earnings per share	$0.69	$0.57	$1.22	$0.92
Diluted earnings per share	$0.68	$0.56	$1.20	$0.91

Dividends per share	$0.08	$0.08	$0.16	$0.16

Weighted average shares outstanding:
Basic	46,311	45,743	46,250	45,691
Diluted	47,015	46,311	46,991	46,233

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$63,088	$68,119
Receivables, net	501,868	461,632
Inventories, net	332,706	281,103
Deferred tax assets, net	50,152	48,568
Other current assets	37,186	40,605
Total current assets	985,000	900,027
Property, plant, and equipment, net	424,214	397,280
Goodwill	713,257	693,572
Other intangible assets, net	244,037	240,197
Deferred tax assets, net	874	1,033
Other assets	10,783	9,909
Total assets	$2,378,165	$2,242,018

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$2,641	$2,602
Accounts payable	134,530	133,180
Dividends payable	3,721	-
Accrued expenses	85,112	99,966
Income taxes payable	2,940	3,111
Deferred revenue	147,576	146,770
Other current liabilities	42,683	42,310
Total current liabilities	419,203	427,939
Long-term debt	458,986	394,042
Deferred tax liabilities, net	26,968	26,815
Accrued pension and other postretirement benefit costs	158,023	166,591
Long-term portion of environmental reserves	18,285	19,091
Other liabilities	49,674	47,437
Total liabilities	1,131,139	1,081,915
Contingencies and commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,717	48,558
Additional paid in capital	136,678	130,093
Retained earnings	1,121,340	1,072,459
Accumulated other comprehensive income (loss)	23,419	(2,813)
	1,330,154	1,248,297
Less: Treasury stock, at cost	(83,128)	(88,194)
Total stockholders' equity	1,247,026	1,160,103
Total liabilities and stockholders' equity	$2,378,165	$2,242,018

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$56,312	$42,233
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	42,244	39,036
Net (gain) loss on sale of assets	(302)	673
Deferred income taxes	(2,955)	1,525
Share-based compensation	5,193	5,191
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(31,991)	(59,135)
Inventories, net	(35,324)	(8,568)
Progress payments	911	7,936
Accounts payable and accrued expenses	(19,319)	(13,648)
Deferred revenue	806	(9,658)
Income taxes payable	284	(4,656)
Net pension and postretirement liabilities	(7,019)	12,558
Other current and long-term assets	3,632	(1,871)
Other current and long-term liabilities	2,581	(9,030)
Total adjustments	(41,259)	(39,647)
Net cash provided by operating activities	15,053	2,586
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	307	19
Acquisitions of intangible assets	(16)	(1,597)
Additions to property, plant, and equipment	(37,539)	(22,343)
Acquisition of businesses, net of cash acquired	(53,604)	(42,079)
Net cash used for investing activities	(90,852)	(66,000)
Cash flows from financing activities:
Borrowings on debt	455,000	262,600
Principal payments on debt	(390,048)	(190,995)
Proceeds from exercise of stock options	5,915	5,503
Dividends paid	(3,710)	(3,667)
Excess tax benefits from share-based compensation	867	167
Net cash provided by financing activities	68,024	73,608
Effect of exchange-rate changes on cash	2,744	(3,460)
Net (decrease) increase in cash and cash equivalents	(5,031)	6,734
Cash and cash equivalents at beginning of period	68,119	65,010
Cash and cash equivalents at end of period	$63,088	$71,744
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$60,102	$49,098
Additional consideration paid on prior year acquisitions	-	1,153
Liabilities assumed from current year acquisitions	(6,498)	(7,492)
Cash acquired	-	(680)
Acquisition of new businesses	$53,604	$42,079

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock

December 31, 2009	$48,214	$111,707	$980,590	$(19,605)	$(94,149)
Net earnings	-	-	106,598	-	-
Pension and postretirement adjustment, net	-	-	-	(14,791)	-
Foreign currency translation adjustments, net	-	-	-	31,583	-
Dividends paid	-	-	(14,729)	-	-
Stock options exercised, net	344	6,937	-	-	4,026
Share-based compensation	-	11,768	-	-	1,610
Other	-	(319)	-	-	319
December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)	$(88,194)
Net earnings	-	-	56,312	-	-
Pension and postretirement adjustment, net	-	-	-	1,022	-
Foreign currency translation adjustments, net	-	-	-	25,210	-
Dividends declared	-	-	(7,431)	-	-
Stock options exercised, net	159	3,200	-	-	3,258
Share-based compensation	-	3,644	-	-	1,549
Other	-	(259)	-	-	259
June 30, 2011	$48,717	$136,678	$1,121,340	$23,419	$(83,128)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (“the Corporation”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 58 manufacturing facilities and 64 metal treatment service facilities.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries.  All intercompany transactions and accounts have been eliminated.

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with the United States of America generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements.  The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Actual results may differ from these estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

STANDARDS ISSUED BUT NOT YET EFFECTIVE

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, new guidance was issued that amends the current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization.  The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards.  The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011 and is to be adopted prospectively as early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Corporation’s results of operations or financial condition.

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The amendment allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011.  The adoption of this new guidance will not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

2.           ACQUISITIONS

The Corporation acquired three businesses during the six months ended June 30, 2011, described in more detail below.

The acquisitions have been accounted for as purchases under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired is generally recorded as goodwill.  The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life, based upon analysis and input from third party appraisals. The purchase price allocation will be finalized no later than twelve months from acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

Metal Treatment Segment

Surface Technologies Division of BASF Corporation

On April 8, 2011, the Corporation acquired certain assets of BASF Corporation’s Surface Technologies (“BASF”) business for $20.5 million in cash. The Asset Purchase Agreement contains customary representations and warranties and provides for a purchase price adjustment based on the value of the closing day inventory.  The purchase price adjustment is reflected in the disclosed purchase price.  Management funded the purchase from the Corporation’s revolving credit facility.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Inventory	$1,514
Property, plant, and equipment	12,774
Intangible assets	3,000
Current liabilities	(263)
Net tangible and intangible assets	17,025
Purchase price	20,501
Goodwill	$3,476

The Corporation has estimated that the goodwill will be tax deductible.

The Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings primarily for the aerospace and power generation markets and expands the coatings capabilities within the Corporation’s Metal Treatment segment.  The business has approximately 150 employees at three operating facilities located in East Windsor, CT, Wilmington, MA and Duncan, SC.  Revenues of the acquired business were approximately $29 million for the year ended December 31, 2010.

Flow Control Segment

Douglas Equipment Ltd.

On April 6, 2011, the Corporation acquired the assets of Douglas Equipment Ltd. (“Douglas”) for £12.0 million ($19.6 million) in cash.  The Business Transfer Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(US dollars, in thousands)
Accounts receivable	$852
Inventory	11,831
Property, plant, and equipment	672
Other current assets	402
Intangible assets	6,697
Current liabilities	(6,045)
Net tangible and intangible assets	14,409
Purchase price	19,600
Goodwill	$5,191

The Corporation has estimated that the goodwill will be tax deductible.

Douglas designs and manufactures aircraft handling systems for the defense and commercial aerospace markets and will operate within the Marine and Power Products division of the Corporation’s Flow Control segment.  Douglas has approximately 135 employees and is headquartered in Cheltenham, U.K.  Revenues of the acquired business were approximately $28 million for the year ended 2010.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Motion Control Segment

Predator Systems, Inc.

On January 7, 2011, the Corporation acquired all the issued and outstanding stock of Predator Systems, Inc. (“PSI”), for $13.5 million in cash.  The Stock Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase from the Corporation’s revolving credit facility.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)
Accounts receivable	$862
Inventory	1,856
Property, plant, and equipment	2,100
Other current assets	67
Intangible assets	4,700
Current liabilities	(190)
Net tangible and intangible assets	9,395
Purchase price	13,503
Goodwill	$4,108

The Corporation has estimated that the goodwill will be tax deductible.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           RECEIVABLES

Receivables at June 30, 2011 and December 31, 2010 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	June 30,	December 31,
	2011	2010
Billed receivables:
Trade and other receivables	$311,139	$282,483
Less: Allowance for doubtful accounts	(5,058)	(3,972)
Net billed receivables	306,081	278,511
Unbilled receivables:
Recoverable costs and estimated earnings not billed	222,455	210,766
Less: Progress payments applied	(26,668)	(27,645)
Net unbilled receivables	195,787	183,121
Receivables, net	$501,868	$461,632

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market.  The composition of inventories is as follows:

	(In thousands)
	June 30,	December 31,
	2011	2010
Raw material	$159,868	$147,950
Work-in-process	100,196	69,302
Finished goods and component parts	78,835	73,419
Inventoried costs related to U.S. Government and other long-term contracts	49,270	41,029
Gross inventories	388,169	331,700
Less: Inventory reserves	(44,574)	(41,596)
Progress payments applied, principally related to long-term contracts	(10,889)	(9,001)
Inventories, net	$332,706	$281,103

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed.  Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2010	$310,047	$354,607	$28,918	$693,572
Acquisitions	5,191	4,108	3,476	12,775
Foreign currency translation adjustment	1,601	9,298	171	11,070
Goodwill adjustments	-	(4,160)	-	(4,160)
June 30, 2011	$316,839	$363,853	$32,565	$713,257

The purchase price allocations relating to the businesses acquired are initially based on estimates.  The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.  Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions as determined by the respective accounting guidance requirements for business combination accounting based on the date of acquisition.

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

	(In thousands)
June 30, 2011	Gross	Accumulated Amortization	Net
Technology	$149,812	$(60,769)	$89,043
Customer related intangibles	200,818	(75,496)	125,322
Other intangible assets	43,112	(13,440)	29,672
Total	$393,742	$(149,705)	$244,037

	(In thousands)
December 31, 2010	Gross	Accumulated Amortization	Net
Technology	$148,820	$(54,994)	$93,826
Customer related intangibles	189,567	(68,663)	120,904
Other intangible assets	37,005	(11,538)	25,467
Total	$375,392	$(135,195)	$240,197

Intangible assets acquired from the Corporation’s current year acquisitions include Technology of $4.6 million, Customer related intangibles of $7.3 million, and Other intangible assets of $2.5 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Total intangible amortization expense for the six months ended June 30, 2011 was $13.4 million.  The estimated amortization expense for the five years ending December 31, 2011 through 2015 is $25.2 million, $24.0 million, $22.2 million, $21.0 million, and $20.0 million, respectively.

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation uses financial instruments, such as forward foreign exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  The Corporation does not elect to receive hedge accounting treatment, and thus records forward foreign exchange and currency option contracts at fair value, with the gain or loss on these transactions recorded into earnings in the period in which they occur. The Corporation does not use derivative financial instruments for trading or speculative purposes.

All derivative assets are required to be recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  These instruments are classified as Other current liabilities and Other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of the foreign exchange derivative forwards are valued at a Level 2 measurement (observable market based inputs or unobservable inputs that are corroborated by market data).  The derivative gains and losses are classified within General and administrative expenses.

	(In thousands)
	June 30,	December 31,
	2011	2010
Foreign exchange contracts:
Other current assets	$69	$532
Other current liabilities	$23	$309

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Foreign exchange contracts:
General and administrative expenses	$51	$(390)	$943	$1,783

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of June 30, 2011.  The estimated fair values of the Corporation’s fixed rate debt instruments at June 30, 2011 aggregated to $308 million compared to a carrying value of $275 million.

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

	(In thousands)
	2011	2010
Warranty reserves at January 1,	$14,841	$13,479
Provision for current year sales	4,814	2,800
Current year claims	(2,450)	(2,873)
Change in estimates to pre-existing warranties	(781)	(931)
Increase due to acquisitions	-	25
Foreign currency translation adjustment	270	(238)
Warranty reserves at June 30,	$16,694	$12,262

9.           FACILITIES RELOCATION AND RESTRUCTURING

2009 and 2010 Restructuring Plans

In 2009 and 2010, the Corporation completed a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally.   During the six months ended June 30, 2010, the Corporation incurred costs of $2.5 million consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.  These costs were recorded in the Condensed Consolidated Statement of Earnings within General and administrative expenses, Costs of sales, Selling expenses, and Research and development expenses for $1.4 million, $0.9 million, $0.1 million, and $0.1 million, respectively.  During 2010, the Corporation incurred total costs of $3.0 million related to this initiative in the Condensed Consolidated Statement of Earnings within General and administrative expenses, Cost of sales, and Selling expenses for $1.7 million, $1.2 million, and $0.1 million, respectively.

Oil and Gas Restructuring Initiative

During the fourth quarter of 2010, the Corporation initiated a restructuring plan within its Oil and Gas division, of the Flow Control segment. The objective of this initiative is to streamline our workflow and consolidate existing facilities.  In the fourth quarter of 2010 and during the six months ended June 30, 2011, the Corporation recorded charges of $0.5 million and $0.2 million, respectively, related to severance and benefit costs as part of this initiative.  These costs are recorded within General and administrative expenses in the Condensed Consolidated Statement of Earnings.  The Corporation is anticipating incurring approximately $0.1 to $0.5 million of additional costs associated with this initiative during the remainder of 2011.  As of June 30, 2011, approximately $0.5 million in payments have been made with the remaining payments expected to be made by December 31, 2011.

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

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$9,342	$7,021	$18,657	$14,075
Interest cost	6,566	6,261	13,108	12,557
Expected return on plan assets	(7,995)	(6,937)	(15,962)	(13,907)
Amortization of:
Prior service cost	301	279	600	557
Unrecognized actuarial loss	1,246	766	2,489	1,532
Net periodic benefit cost	$9,460	$7,390	$18,892	$14,814
Curtailment loss (gain)	53	-	53	(31)
Total periodic benefit cost	$9,513	$7,390	$18,945	$14,783

During the six months ended June 30, 2011, the Corporation made $22 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of approximately $35 million in 2011.  In addition, contributions of $3.4 million were made to the Corporation’s foreign benefit plans during the six months ended June 30, 2011.  Contributions to the foreign benefit plans are expected to be $4.5 million in 2011.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$94	$189	$188	$378
Interest cost	250	434	500	868
Amortization of:
Prior service cost	(157)	-	(314)	-
Unrecognized actuarial gain	(231)	(156)	(463)	(312)
Net periodic postretirement benefit cost	$(44)	$467	$(89)	$934

The reduction in the net periodic postretirement benefit cost is a result of modifications to the EMD Plan benefit design for post 65-retirees which went into effect on January 1, 2011.  The change reduced the benefit obligation by approximately $7.0 million.

During the six months ended June 30, 2011, the Corporation paid $0.7 million to the postretirement plans.  During 2011, the Corporation anticipates making total contributions of $1.5 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands, except stock options outstanding)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	46,311	45,743	46,250	45,691
Dilutive effect of stock options and deferred stock compensation	704	568	741	542
Diluted weighted average shares outstanding	47,015	46,311	46,991	46,233

As of June 30, 2011 and 2010 there were 660,000 and 672,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
Flow Control	$266,614	$251,855	$505,756	$492,586
Motion Control	176,893	159,491	337,163	307,736
Metal Treatment	72,059	54,880	135,320	108,830
Less: Intersegment revenues	(661)	(4,061)	(1,484)	(5,212)
Total consolidated	$514,905	$462,165	$976,755	$903,940

Operating income (expense)
Flow Control	$26,532	$24,855	$45,164	$41,524
Motion Control	18,804	18,343	35,090	32,296
Metal Treatment	10,407	6,457	20,464	12,497
Corporate and eliminations (1)	(4,054)	(6,227)	(7,346)	(11,805)
Total consolidated	$51,689	$43,428	$93,372	$74,512

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total operating income	$51,689	$43,428	$93,372	$74,512
Interest expense	(4,967)	(5,700)	(10,088)	(11,367)
Other income, net	29	384	85	536
Earnings before income taxes	$46,751	$38,112	$83,369	$63,681

			(In thousands)
			June 30,	December 31,
			2011	2010
Identifiable assets
Flow Control			$1,158,405	$1,102,417
Motion Control			921,289	873,074
Metal Treatment			265,472	233,356
Corporate and other			32,999	33,171
Total consolidated			$2,378,165	$2,242,018

13.           COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$31,796	$25,898	$56,312	$42,233
Foreign currency translation adjustments, net	7,516	(20,958)	25,210	(5,239)
Defined benefit pension and post retirement plans	551	548	1,022	1,262
Total comprehensive income	$39,863	$5,488	$82,544	$38,256

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation recorded a $6.5 million accrual related to the lawsuit.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In December 2010, the Supreme Court of New Jersey issued an opinion reversing the Appellate Division’s decision, and reinstated the judgment rendered by the trial court.  The Corporation filed a Motion for Reconsideration with the Supreme Court of New Jersey.  In the motion, the Corporation requested that the Supreme Court of New Jersey remand the case back to the lower Appellate Division to resolve certain arguments raised by the Corporation regarding the appropriateness of damages.  The Supreme Court of New Jersey has granted the Corporation’s request for reconsideration and remanded the case back to the lower Appellate Division to decide the remaining undecided arguments raised by the Corporation.  The Corporation now waits for the Appellate Division to provide a scheduling order with regards to future briefing and oral argument on the unresolved issues before the Appellate Division.  In June 2011, Plaintiff filed a Motion for a Partial Dissolve of the Stay of Judgment requesting the Trial Court to authorize payment of counsel fees and economic damages associated with the affirmed discrimination charge in this matter.   The total accrual related to the lawsuit as of June 30, 2011 is approximately $10.6 million and recorded within Other current liabilities of the Condensed Consolidated Balance Sheets.

Consistent with other entities its size, the Corporation is a party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation's results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2010.  The aggregate environmental liability was $20.7 million at June 30, 2011 and $20.8 million at December 31, 2010.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At June 30, 2011 and December 31, 2010,  the Corporation had contingent liabilities on outstanding letters of credit of $57.2 million and $47.0  million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (“RCP”) supplier for the Westinghouse AP1000 nuclear power plants under construction in China.  The first RCP was scheduled for delivery in the fourth quarter of 2011.  During the final phase of testing, the Corporation detected a localized heating issue in the pump stator.  The Corporation is taking the necessary steps to ensure the long-term reliability and safety of the RCP.  As a result of addressing the heating issue, the Corporation increased the estimated contract costs in the second quarter of 2011, which did not result in a material impact to our quarterly financial results.  Based upon current negotiations with the customer, the Corporation believes that the existing contract will be modified to reflect revised delivery dates and that any damage or incentive provisions will be revised accordingly.  Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to our operations or cash flows.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

15.           SUBSEQUENT EVENTS

IMR Test Labs

On July 22, 2011, the Corporation acquired the assets of IMR Test Labs (“IMR”), for approximately $20.0 million in cash.  The Corporation paid $18.0 million at closing, with $2.0 million held back as security for potential indemnification claims.  The agreement also provides for contingent consideration based on achievement of certain sales targets over a two-year period.  Management funded the purchase primarily from the Corporation’s revolving credit facility, and excess cash on hand.  IMR is a provider of mechanical and metallurgical testing services for the aerospace, power generation, and general industrial markets and will operate within the Corporation's Metal Treatment segment.  Revenues of the acquired business were approximately $14 million for the year ended December 31, 2010.

ACRA Control Ltd.

On July 28, 2011, the Corporation acquired the stock of ACRA Control Ltd. (“ACRA”) for €42.0 million (approximately $61.0 million) in cash, net of cash acquired.  Management funded the purchase primarily from the Corporation’s revolving credit facility and cash generated from foreign operations.  ACRA is a supplier of data acquisition systems and networks, data recorders, and telemetry ground stations for both defense and commercial aerospace markets.  ACRA will operate within the Corporation’s Motion Control segment and had revenues of approximately €20.5 million ($27.1 million) for its fiscal year ended March 31, 2011.

Legacy Distribution Business

On July 29, 2011, the Corporation sold the assets of the legacy distribution business in its Valve Systems and Controls operation to McJunkin Red Man Corporation for $4.6 million in cash, subject to adjustment based on closing inventory values.  Working capital, exclusive of inventory, was retained by the Corporation.  The determination was made to divest the business because it was not considered a core business of the Corporation.  The Corporation will not report the disposal as discontinued operations as the amounts are not considered significant.  This business was part of the Flow Control segment and contributed $13.7 million in sales and a pretax loss of $0.3 million for the year ended December 31, 2010.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of markets in the flow control, motion control, and metal treatment industries.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power generation, oil and gas, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets.  Approximately 40% of our revenues are generated from defense-related markets.

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

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.  The remaining businesses are referred to as the “organic”.  The definition of “organic” excludes the effects of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The discussion below is structured to separately discuss our Consolidated Statement of Earnings, Results by Business Segment, and our Liquidity and Capital Resources.

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% of change	2011	2010	% of change

Sales
Flow Control	$266,608	$251,855	5.9%	$505,748	$492,586	2.7%
Motion Control	176,512	155,624	13.4%	336,292	302,997	11.0%
Metal Treatment	71,785	54,686	31.3%	134,715	108,357	24.3%
Total sales	$514,905	$462,165	11.4%	$976,755	$903,940	8.1%

Operating income
Flow Control	$26,532	$24,855	6.7%	$45,164	$41,524	8.8%
Motion Control	18,804	18,343	2.5%	35,090	32,296	8.7%
Metal Treatment	10,407	6,457	61.2%	20,464	12,497	63.8%
Corporate and eliminations	(4,054)	(6,227)	(34.9%)	(7,346)	(11,805)	(37.8%)
Total operating income	$51,689	$43,428	19.0%	$93,372	$74,512	25.3%

Interest expense	(4,967)	(5,700)	(12.9%)	(10,088)	(11,367)	(11.3%)
Other income, net	29	384	(92.4%)	85	536	(84.1%)

Earnings before income taxes	46,751	38,112	22.7%	83,369	63,681	30.9%
Provision for income taxes	14,955	12,214	22.4%	27,057	21,448	26.2%

Net earnings	$31,796	$25,898	22.8%	$56,312	$42,233	33.3%

New orders	$491,956	$392,125		$980,172	$893,906

Sales

Sales increased $53 million, or 11%, and $73 million, or 8%, over the comparable prior year quarter and year-to-date periods, respectively. The increase in sales for the current quarter and first six months primarily reflects higher volume in all segments, with the largest percent increase occurring in the Metal Treatment segment. Acquisitions made in the last twelve months contributed approximately $19 million and $26 million, in the current year quarter and first six months of 2011, respectively, while the effect of foreign currency translation increased sales by approximately $8 million and $11 million in the current quarter and first six months of 2011, respectively.  The table below further depicts our sales by market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change

Defense markets:
Aerospace	$74,209	$65,130	13.9%	$137,746	$123,301	11.7%
Ground	31,008	28,258	9.7%	59,034	60,142	(1.8%)
Naval	93,057	84,989	9.5%	176,310	161,292	9.3%
Other	7,170	7,461	(3.9%)	14,050	14,158	(0.8%)
Total Defense	$205,444	$185,838	10.6%	$387,140	$358,893	7.9%

Commercial markets:
Commercial Aerospace	$78,888	$60,127	31.2%	$145,519	$120,085	21.2%
Oil and Gas	61,755	64,147	(3.7%)	116,009	129,458	(10.4%)
Power Generation	96,420	88,787	8.6%	186,826	175,720	6.3%
General Industrial	72,398	63,266	14.4%	141,261	119,784	17.9%
Total Commercial	$309,461	$276,327	12.0%	$589,615	$545,047	8.2%

Total Curtiss-Wright	$514,905	$462,165	11.4%	$976,755	$903,940	8.1%

Commercial sales increased $33 million, or 12%, and $44 million, or 8%, over the comparable prior year quarter and year-to-date periods, primarily due to an increase in sales in the commercial aerospace, general industrial, and power generation markets, offset by a decline in sales in the oil and gas market.  The higher sales in the commercial aerospace, general industrial, and power generation markets were primarily due to increased demand for our metal treatment services, increased sales of  flight controls on Boeing aircraft, and higher sales in support of domestic AP1000 reactor projects. The decrease in sales in our oil and gas market is primarily due to the timing of new orders for international capital projects.

The increase in defense sales of $20 million, or 11%, and $28 million or 8%, over the comparable prior year quarter and year-to-date periods, is primarily due to higher sales in the aerospace defense and naval defense markets.  Sales in the aerospace defense market improved due to increases on the V-22 Osprey program and higher sales of our embedded computing and sensing products on the Black Hawk, while the increase in the naval defense market is primarily due to increased production on the Virginia class submarine.

Operating income

Operating income increased $8 million, or 19%, and $19 million, or 25%, over the comparable prior year quarter and year-to-date periods.  The increase in operating income for the current quarter, and first six months, primarily reflects higher sales volume across all of our segments resulting in improved absorption of overhead costs.  Acquisitions made in the last twelve months had a minimal impact on our current quarter and year-to-date results, while the effects of foreign currency translation decreased current quarter and year-to-date results by $1 million and $2 million, respectively.

Non-segment operating expense

The decrease in non-segment operating expense for the current quarter and first six months of 2011, of $2 million and $4 million, respectively, is primarily due to lower unallocated medical expenses, slightly offset by higher pension costs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Interest expense

Interest expense for the current quarter and first six months of 2011 decreased primarily due to lower average debt and interest rates as compared to the same periods in 2010.

Effective tax rate

Our effective tax rate for the current quarter and first six months was 32.0% and 32.5%, respectively, compared to 32.0% and 33.7%, in the prior year periods.  The lower effective year-to-date tax rate was primarily due to a one-time tax charge recorded in the first quarter of the prior year associated with a change in the healthcare law.

Net earnings

Net earnings increased $6 million in the current quarter and $14 million in the first six months of 2011, as compared to the prior year periods, primarily due to our increased operating income and lower interest expense discussed above.

New orders

New orders for the current quarter and first six months of 2011 increased by $100 million and $86 million, respectively, as compared to the prior year periods.  The increase in new orders is primarily due to higher orders in the power generation market that support existing nuclear operating reactors and increased demand in the oil and gas market for maintenance, repairs, and overhaul (“MRO”) projects and super vessels.  Acquisitions contributed incremental new orders of $32 million and $42 million, to the current year quarter and first six months of 2011, respectively.

RESULTS BY BUSINESS SEGMENT

Flow Control

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change
Sales	$266,608	$251,855	5.9%	$505,748	$492,586	2.7%
Operating income	26,532	24,855	6.7%	45,164	41,524	8.8%
Operating margin	10.0%	9.9%	10 bps	8.9%	8.4%	50 bps
New orders	$276,273	$181,782	52.0%	$527,913	$477,539	10.5%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Sales

Sales increased $15 million, or 6%, compared to the prior year period, driven by increases of 7% and 5%, in the commercial and defense markets, respectively.  The increase in the commercial markets is primarily due to progress on  domestic AP1000 reactor projects, higher sales to the general industrial market for our commercial heating, ventilation, and air conditioning products, as well as increased sales in commercial aerospace due to the Douglas acquisition, which contributed $6 million of sales in the current quarter.  These increases were partially offset by a decline in sales in the oil and gas market due to the timing of orders for international capital projects.

The increase in sales in the defense market was primarily driven by increased production on the Virginia class submarine program due to the ramp-up in production from one submarine to two per year.  In addition, we experienced higher sales resulting from increases in production on the Advanced Arresting Gear for the Ford class aircraft carrier program.  Partially offsetting these increases was a decrease in production on certain aircraft carrier programs, particularly the CVN-78 and the Electromagnetic Aircraft Launching System (“EMALS”) programs. Foreign currency translation added more than $1 million to current period sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Operating income increased $2 million, or 10 basis points, compared to the same period in 2010, primarily due to favorable absorption of overhead costs in the general industrial and naval defense markets and benefits generated by our cost reduction and restructuring programs.  These increases were partially offset by under-absorption of overhead costs in our oil and gas market, primarily the result of delays in new oil and gas capital projects with international customers.   The second quarter of 2011 also included unanticipated costs for investments on the AP1000 program in our power generation market that were comparable to the prior year period.  A description of the investments and risks associated with this project is described in Footnote 14 Contingencies and Commitments. Our acquisition of Douglas and the effects of foreign currency rate changes had a minimal impact on the current period operating income.

New orders

New orders increased $94 million from the prior year quarter primarily due to higher orders in the power generation market that support existing nuclear operating reactors and increased demand in the oil and gas market for MRO projects and super vessels.  Our acquisition of Douglas contributed $20 million to new orders for the current period.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Sales

Sales increased $13 million, or 3%, in the first six months of 2011, compared with the same period of 2010, largely due to an increase of 6% in the defense market.  The higher defense sales were driven by increases in the naval defense market due to increased production on the Virginia class submarine.  This increase was partially offset by a decrease in production on certain aircraft carrier programs, particularly the CVN-78 and EMALS programs.  Sales in our commercial markets increased 1% due to higher demand in our general industrial market for our industrial control products as well as increased sales in our power generation market due to increased demand on domestic operating reactors.  These increases were partially offset by delays in new oil and gas international capital projects. Our acquisition of Douglas and the effects of foreign currency rate changes contributed $6 million and $2 million, respectively, to current period results.

Operating income

Operating income increased $4 million, or 50 basis points, compared to the same period in 2010,  primarily due to favorable absorption of overhead costs due to higher sales volumes in the general industrial market, benefits generated by our cost reduction and restructuring programs, and lower compensation costs. These increases were partially offset by higher than anticipated costs on several long-term contracts and under-absorption of fixed overhead costs due to delays in new oil and gas international capital projects.  Our Douglas acquisition and the effects of foreign currency translation had a minimal impact on current period operating income.

New orders

The increase in new orders of $50 million, as compared to the prior year period, is primarily due to higher orders in the power generation market that support existing nuclear operating reactors and increased demand in the oil and gas market for MRO projects and super vessels.   Our acquisition of Douglas contributed $20 million to new orders for the period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Motion Control

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change
Sales	$176,512	$155,624	13.4%	$336,292	$302,997	11.0%
Operating income	18,804	18,343	2.5%	35,090	32,296	8.7%
Operating margin	10.7%	11.8%	-110 bps	10.4%	10.7%	-30 bps
New orders	$143,688	$155,693	(7.7%)	$316,695	$307,585	3.0%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Sales

Sales increased $21 million, or 13%, from the comparable prior year period, driven by increases of 15% and 13%, in the commercial and defense markets, respectively.  Acquisitions made within the last twelve months and the effects of foreign currency rate changes contributed $5 million and $4 million, respectively, to current period sales.

The growth in the commercial market was primarily due to increased sales of our flight controls products on the Boeing 747, 777, and 787 aircraft.  In addition, higher demand for our sensors products contributed to increased sales in the general industrial market. The increase in sales in the defense market was primarily due to increases in the aerospace and ground defense markets. The aerospace defense market was driven by higher sales on the V-22 Osprey program as well as our embedded computing and sensing products on various helicopter programs, including the Blackhawk. The increase in ground defense was mainly due to sales of turret drive systems to international customers and various electronic systems used in ground defense applications.  This performance was partially offset by expected decreases related to the previous cancellations of the F-22 and Future Combat Systems (“FCS”) programs, as well as lower sales on the Bradley platform.

Operating income

Operating income increased $1 million, or 3%, compared to the same period in 2010.  Operating margin decreased 110 basis points from the prior year period to 10.7%, primarily due to unfavorable foreign currency translation of $2 million, which reduced operating margin by 120 basis points.  Excluding the impact of unfavorable foreign currency translation and our recently completed acquisitions, operating margin improved by 60 basis points over the prior year quarter, mainly due to higher sales volumes resulting in favorable absorption of fixed overhead costs, as well as the continual benefits generated by our cost reduction and containment efforts.

New orders

New orders decreased $12 million from the prior year quarter primarily due to the timing of orders on our sensors and controls and embedded computing products. Acquisitions contributed $5 million of incremental new orders to the current period.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Sales

Sales increased $33 million, or 11%, from the comparable prior year period, driven by increases in the commercial and defense markets, most notably due to higher sales in the commercial aerospace as well aerospace defense and naval defense markets.  Acquisitions made within the last twelve months contributed $13 million to the increase in sales, while the effect of foreign currency translation increased sales by $5 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The growth in sales in the commercial aerospace market was primarily due to increases of our flight control products on Boeing 747 and 787 aircraft, as well as increased demand for sensors and controls and embedded computing products on various commercial aircraft. In addition, the incremental results of our acquisition of Hybricon contributed to increased sales in the general industrial market.

The higher sales in the aerospace defense market was driven by increased demand for our embedded computing and sensing products on various helicopter programs, most notably the Blackhawk.  In addition, we realized solid growth on the V-22 Osprey program.  These increases were partially offset by the previous cancellation of the F-22 program. The ground defense market was up slightly due to increases on turret drive systems and the incremental results of our Hybricon acquisition, offset by expected decreases related to the previous cancellations of the FCS program and lower sales on the Bradley platform.

Operating income

Operating income increased $3 million, or 9%, as compared to the same period in 2010.  Operating margin decreased 30 basis points from the prior year period to 10.4%, primarily due to unfavorable foreign currency translation of $3 million and lower margins from our recently completed acquisitions.  Excluding the impact of acquisitions and the negative impact of foreign currency translation, operating margin improved by 150 basis points over the prior year period, mainly due to higher volume resulting in favorable absorption of fixed overhead costs as well as the continual benefits generated by our cost reduction and containment efforts.

New orders

New orders increased by $9 million, as compared to the prior year period, primarily due to incremental orders from acquisitions of $15 million, offset by the timing of new orders on our embedded computing products.

Metal Treatment

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change
Sales	$71,785	$54,686	31.3%	$134,715	$108,357	24.3%
Operating income	10,407	6,457	61.2%	20,464	12,497	63.8%
Operating margin	14.5%	11.8%	270 bps	15.2%	11.5%	370 bps
New orders	$71,995	$54,650	31.7%	$135,564	$108,782	24.6%

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Sales

Sales increased $17 million, or 31%, from the comparable prior year period, primarily due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. The performance was led by growth within the commercial aerospace and general industrial markets, which grew 32% and 23%, respectively. Our acquisition of BASF and the effects of foreign currency translation contributed $7 million and $2 million, respectively, to current period sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Operating income increased $4 million, or 61%, compared to the same period in 2010, and was favorably impacted by approximately $1 million from our BASF acquisition and the effects of foreign currency translation.  Excluding these items, operating margin increased to 14.8%, a 300 basis point improvement over the prior year. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.

New orders

The increase in new orders of $17 million from the prior year quarter is primarily due to increased orders for domestic and international shot peening services. The acquisition of BASF contributed $7 million of new orders to the current quarter.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Sales

Sales increased $26 million, or 24%, from the comparable prior year period, due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. Sales in the commercial aerospace and general industrial market were up 24% and 22%, respectively. Our BASF acquisition and the effects of foreign currency translation contributed $7 million and $3 million, respectively, to current period sales.

Operating income

Operating income increased $8 million, or 64%, compared to the same period in 2010 and was favorably impacted by approximately $1 million from our BASF acquisition and the effects of foreign currency translation. Excluding these items, operating margin increased to 15.3%, a 380 basis point improvement over the prior year. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.

New orders

The increase in new orders of $27 million as compared to the prior year period is due to increased orders for domestic and international shot peening services. The acquisition of BASF contributed $7 million of new orders to the period.

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

Operating Activities
	June 30, 2011	December 31, 2010
Working Capital	$565,797	$472,088
Ratio of Current Assets to Current Liabilities	2.4 to 1	2.1 to 1
Cash and Cash Equivalents	$63,088	$68,119
Days Sales Outstanding	49 days	49 days
Inventory Turns	4.2	4.5

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Excluding cash, working capital increased $99 million from December 31, 2010.  Working capital changes were affected by an increase in accounts receivable of $40 million due to strong year end collections, as well as an increase in inventory of $52 million due to a build up for future sales, stocking of new programs, and the purchase of long-lead time materials.  In addition, we experienced a decrease in accrued expenses of $15 million primarily due to the payment of annual compensation plans.  During the first six months of 2011, we contributed $22 million to the Curtiss-Wright Pension Plan, and expect to make additional contributions of $13 million during the remainder of 2011.

Investing Activities

Capital expenditures were $38 million in the first six months of 2011, an increase of $15 million from the prior year period, largely driven by our facility expansions within our oil and gas and flight systems businesses.  We expect to make additional capital expenditures of $30 to $40 million during the remainder of 2011.

Financing Activities

During the first six months of 2011, we used $65 million in available credit,  under the 2007 Senior Unsecured Revolving Credit Agreement (“Credit Agreement”), to fund operating and investing activities.  The cumulative total credit used is $175 million as of June 30, 2011.  The unused credit available under the Credit Agreement at June 30, 2011 was $183 million. The loans outstanding under the 2003 and 2005 Senior Notes, Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.4% during the second quarter of 2011 and 3.6% for the first six months of 2011.

The Corporation continually monitors the credit markets, as the Credit Agreement expires in August 2012. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2011.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2010 Annual Report on Form 10-K, as amended.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.           RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2011.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2010 Annual Report on Form 10-K, as amended.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2011.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2011 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2010 Annual Report on Form 10-K, as amended.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 13, 2011

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

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
                                   Dated:  August 5, 2011