Form 10-Q
period 2011-09-30
CURTISS WRIGHT CORP
filed 2011-11-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

or

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

Common Stock, par value $1.00 per share: 46,684,271 shares (as of October 31, 2011).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

TABLE of CONTENTS

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statements of Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Condensed Consolidated Statements of Stockholders’ Equity	6

	Notes to Condensed Consolidated Financial Statements	7 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 -30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$515,996	$465,813	$1,492,751	$1,369,753
Cost of sales	345,359	310,096	1,004,188	921,669
Gross profit	170,637	155,717	488,563	448,084

Research and development expenses	17,705	13,218	46,431	40,894
Selling expenses	30,918	27,560	90,077	83,900
General and administrative expenses	71,868	66,853	208,537	200,692
Operating income	50,146	48,086	143,518	122,598

Interest expense	(5,033)	(5,815)	(15,121)	(17,182)
Other (expense) income, net	(35)	86	50	622

Earnings before income taxes	45,078	42,357	128,447	106,038
Provision for income taxes	10,718	14,573	37,775	36,021

Net earnings	$34,360	$27,784	$90,672	$70,017

Basic earnings per share	$0.74	$0.61	$1.96	$1.53
Diluted earnings per share	$0.73	$0.60	$1.93	$1.51

Dividends per share	$0.08	$0.08	$0.24	$0.24

Weighted average shares outstanding:
Basic	46,466	45,898	46,328	45,765
Diluted	46,936	46,276	46,978	46,253

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$54,982	$68,119
Receivables, net	550,997	461,632
Inventories, net	328,954	281,103
Deferred tax assets, net	54,222	48,568
Other current assets	30,269	40,605
Total current assets	1,019,424	900,027
Property, plant, and equipment, net	430,283	397,280
Goodwill	742,086	693,572
Other intangible assets, net	248,278	240,197
Deferred tax assets, net	1,147	1,033
Other assets	10,174	9,909
Total assets	$2,451,392	$2,242,018

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$227,240	$2,602
Accounts payable	112,502	133,180
Dividends payable	3,735	-
Accrued expenses	102,465	99,966
Income taxes payable	2,339	3,111
Deferred revenue	168,357	146,770
Other current liabilities	49,855	42,310
Total current liabilities	666,493	427,939
Long-term debt	283,957	394,042
Deferred tax liabilities, net	35,795	26,815
Accrued pension and other postretirement benefit costs	151,309	166,591
Long-term portion of environmental reserves	18,319	19,091
Other liabilities	53,682	47,437
Total liabilities	1,209,555	1,081,915
Contingencies and commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	48,879	48,558
Additional paid in capital	142,980	130,093
Retained earnings	1,151,957	1,072,459
Accumulated other comprehensive loss	(19,670)	(2,813)
	1,324,146	1,248,297
Less: Treasury stock, at cost	(82,309)	(88,194)
Total stockholders' equity	1,241,837	1,160,103
Total liabilities and stockholders' equity	$2,451,392	$2,242,018

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$90,672	$70,017
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	65,196	58,873
Net (gain) loss on sale of assets	(397)	979
Gain on disposition of businesses	(1,195)	-
Deferred income taxes	(1,090)	3,194
Share-based compensation	7,545	7,920
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(80,416)	(75,263)
Inventories, net	(31,482)	(9,096)
Progress payments	(1,075)	6,847
Accounts payable and accrued expenses	(20,956)	(12,263)
Deferred revenue	21,587	(24,901)
Income taxes payable	7,786	(4,431)
Net pension and postretirement liabilities	(11,329)	19,024
Other current and long-term assets	3,220	(1,084)
Other current and long-term liabilities	5,692	(2,124)
Total adjustments	(36,914)	(32,325)
Net cash provided by operating activities	53,758	37,692
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	1,583	744
Acquisitions of intangible assets	(22)	(1,511)
Additions to property, plant, and equipment	(61,232)	(38,802)
Acquisition of businesses, net of cash acquired	(132,344)	(42,200)
Disposition of businesses	8,100	-
Net cash used for investing activities	(183,915)	(81,769)
Cash flows from financing activities:
Borrowings on debt	701,800	386,600
Principal payments on debt	(587,296)	(325,247)
Proceeds from exercise of stock options	10,669	9,731
Dividends paid	(7,439)	(7,352)
Excess tax benefits from share-based compensation	868	222
Net cash provided by financing activities	118,602	63,954
Effect of exchange-rate changes on cash	(1,582)	(974)
Net (decrease) increase in cash and cash equivalents	(13,137)	18,903
Cash and cash equivalents at beginning of period	68,119	65,010
Cash and cash equivalents at end of period	$54,982	$83,913
Supplemental disclosure of investing activities:
Fair value of assets acquired in current year acquisitions	$157,575	$49,766
Additional consideration paid on prior year acquisitions	-	1,153
Liabilities assumed from current year acquisitions	(20,199)	(8,033)
Cash acquired	(5,032)	(686)
Acquisition of businesses	$132,344	$42,200

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock

December 31, 2009	$48,214	$111,707	$980,590	$(19,605)	$(94,149)
Net earnings	-	-	106,598	-	-
Pension and postretirement adjustment, net	-	-	-	(14,791)	-
Foreign currency translation adjustments, net	-	-	-	31,583	-
Dividends paid	-	-	(14,729)	-	-
Stock options exercised, net	344	6,937	-	-	4,026
Share-based compensation	-	11,768	-	-	1,610
Other	-	(319)	-	-	319
December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)	$(88,194)
Net earnings	-	-	90,672	-	-
Pension and postretirement adjustment, net	-	-	-	2,510	-
Foreign currency translation adjustments, net	-	-	-	(19,367)	-
Dividends declared	-	-	(11,174)	-	-
Stock options exercised, net	321	7,162	-	-	4,065
Share-based compensation	-	5,984	-	-	1,561
Other	-	(259)	-	-	259
September 30, 2011	$48,879	$142,980	$1,151,957	$(19,670)	$(82,309)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (“the Corporation” or “the Company”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 59 manufacturing facilities and 64 metal treatment service facilities.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

STANDARDS ISSUED BUT NOT YET EFFECTIVE

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

In May 2011, new guidance was issued that amends the current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization.  The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS.  The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011 and is to be adopted prospectively as early adoption is not permitted.  The adoption of this guidance is not expected to have a material impact on the Corporation’s results of operations or financial condition.

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

Intangibles—Goodwill and Other:  Testing Goodwill for Impairment

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Corporation’s results of operations or financial condition.

2.           ACQUISITIONS/DIVESTITURES

The Corporation acquired five businesses and sold the assets of two businesses during the nine months ended September 30, 2011, described in more detail below.

The acquisitions have been accounted for as purchases under the guidance for business combinations, where the excess of the purchase price over the estimated fair value of the tangible and intangible assets acquired is generally recorded as goodwill.  The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life, based upon analysis and input from third party appraisals.  The purchase price allocation will be finalized no later than twelve months from acquisition.  The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Flow Control Segment

Legacy Distribution Business

On July 29, 2011, the Corporation sold the assets of the legacy distribution business within in its oil and gas division to McJunkin Red Man Corporation for $4.6 million in cash, subject to adjustment based on closing inventory values.  Working capital, exclusive of inventory, was retained by the Corporation.  The determination was made to divest the business as it was not considered a core business of the Corporation.  The disposal resulted in a loss of less than $0.2 million and was not reported as discontinued operations as the amounts are not considered significant.  This business contributed $13.7 million in sales and a pretax loss of $0.3 million for the year ended December 31, 2010.

Douglas Equipment Ltd.

On April 6, 2011, the Corporation acquired the assets of Douglas Equipment Ltd. (“Douglas”) for £12.3 million ($20.1 million) in cash.  The Business Transfer Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase from the Corporation’s revolving credit facility.

Douglas designs and manufactures aircraft handling systems for the defense and commercial aerospace markets and will operate within the Marine & Power Products division of the Corporation’s Flow Control segment.  Douglas has approximately 135 employees and is headquartered in Cheltenham, U.K.  Revenues of the acquired business were approximately $28 million for the year ended 2010.

The purchase price of the acquisition has been allocated to the tangible and intangible assets and liabilities assumed with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(US dollars, in thousands)	Douglas
Accounts receivable	$852
Inventory	11,831
Property, plant, and equipment	672
Other current assets	402
Intangible assets	6,697
Current liabilities	(6,159)
Net tangible and intangible assets	14,295
Purchase price	20,095
Goodwill	$5,800

Goodwill tax deductible	Yes

Motion Control Segment

Hydro-pneumatic (“Hydrop”) product line

On September 29, 2011, the Corporation sold the assets of the Hydrop suspension business, a product line of Curtiss-Wright Antriebstechnik GmbH (CWAT) in Switzerland, to Stromsholmen AB, a subsidiary of the Barnes Group for CHF 3.14 million ($3.5 million) in cash.  Trade accounts receivable and payable were retained by the Corporation.  The determination was made to divest the business as it was not considered a core business of the Corporation.  The disposal resulted in a $1.3 million pre-tax gain and was not reported as discontinued operations as the amounts are not considered significant.  This business contributed $0.8 million in sales for the year ended December 31, 2010.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

ACRA Control Ltd.

On July 28, 2011, the Corporation acquired the stock of ACRA Control Ltd. (“ACRA”) for €42.0 million (approximately $60.2 million) in cash, net of cash acquired.  The Share Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase primarily from the Corporation’s revolving credit facility and cash generated from foreign operations.

ACRA is a supplier of data acquisition systems and networks, data recorders, and telemetry ground stations for both defense and commercial aerospace markets and will operate within the Integrated Sensing division of the Corporation’s Motion Control segment.  ACRA had 128 employees on the date of acquisition, and operates from a leased facility in Dublin, Ireland.  ACRA had revenues of approximately €20.5 million ($27.1 million) for its fiscal year ended March 31, 2011.

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

The purchase price of the acquisitions have been allocated to the tangible and intangible assets and liabilities assumed with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(US dollars, in thousands)	ACRA	PSI	Total
Accounts receivable	$8,451	862	$9,313
Inventory	6,545	1,856	8,401
Property, plant, and equipment	1,601	2,100	3,701
Other current assets	456	67	523
Intangible assets	17,069	4,700	21,769
Current liabilities	(6,831)	(190)	(7,021)
Deferred income taxes	(2,281)	-	(2,281)
Net tangible and intangible assets	25,010	9,395	34,405
Purchase price	60,245	13,503	73,748
Goodwill	$35,235	4,108	$39,343

Goodwill tax deductible	No	Yes

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Metal Treatment Segment

IMR Test Labs

On July 22, 2011, the Corporation acquired the assets of IMR Test Labs (“IMR”) for approximately $20.0 million in cash, with $18.0 million paid at closing and the remaining $2.0 million held back as security for potential indemnification claims against the seller.  The Asset Purchase Agreement contains customary representations and warranties, and provides for contingent consideration of $1.6 million, based on achievement of certain sales targets over a two-year period.  Management funded the purchase primarily from the Corporation’s revolving credit facility, and excess cash on hand.

IMR is a provider of mechanical and metallurgical testing services for the aerospace, power generation, and general industrial markets and diversifies the Metal Treatment segment with new, synergistic offerings.  The business has approximately 115 employees at three operating facilities located in Ithaca, NY, Portland, OR and Louisville, KY.  Revenues of the acquired business were approximately $14 million for the year ended December 31, 2010.

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

The purchase price of the acquisitions have been allocated to the tangible and intangible assets and liabilities assumed with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	BASF	IMR	Total
Accounts receivable	$-	2,050	$2,050
Inventory	1,514	-	1,514
Property, plant, and equipment	12,774	3,125	15,899
Other current assets	-	134	134
Intangible assets	3,000	3,830	6,830
Current liabilities	(263)	(519)	(782)
Other liabilities	-	(1,956)	(1,956)
Holdback	-	(2,000)	(2,000)
Net tangible and intangible assets	17,025	4,664	21,689
Purchase price	20,501	18,000	38,501
Goodwill	$3,476	13,336	$16,812

Goodwill tax deductible	Yes	Yes

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           RECEIVABLES

Receivables at September 30, 2011 and December 31, 2010 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	September 30,	December 31,
	2011	2010
Billed receivables:
Trade and other receivables	$354,543	$282,483
Less: Allowance for doubtful accounts	(6,822)	(3,972)
Net billed receivables	347,721	278,511
Unbilled receivables:
Recoverable costs and estimated earnings not billed	228,563	210,766
Less: Progress payments applied	(25,287)	(27,645)
Net unbilled receivables	203,276	183,121
Receivables, net	$550,997	$461,632

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market.  The composition of inventories is as follows:

	(In thousands)
	September 30,	December 31,
	2011	2010
Raw material	$161,157	$147,950
Work-in-process	103,595	69,302
Finished goods and component parts	78,998	73,419
Inventoried costs related to U.S. Government and other long-term contracts	39,622	41,029
Gross inventories	383,372	331,700
Less: Inventory reserves	(44,134)	(41,596)
Progress payments applied, principally related to long-term contracts	(10,284)	(9,001)
Inventories, net	$328,954	$281,103

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2010	$310,047	$354,607	$28,918	$693,572
Acquisitions	5,800	39,343	16,812	61,955
Divestitures	(540)	(1,170)	-	(1,710)
Foreign currency translation adjustment	(2,438)	(5,186)	(68)	(7,692)
Goodwill adjustments	-	(4,039)	-	(4,039)
September 30, 2011	$312,869	$383,555	$45,662	$742,086

The purchase price allocations relating to the businesses acquired are initially based on estimates.  The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from acquisition.  Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions as determined by the respective accounting guidance requirements based on the date of acquisition.

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

	(In thousands)
September 30, 2011	Gross	Accumulated Amortization	Net
Technology	$151,737	$(62,298)	$89,439
Customer related intangibles	203,790	(73,989)	129,801
Other intangible assets	43,019	(13,981)	29,038
Total	$398,546	$(150,268)	$248,278

	(In thousands)
December 31, 2010	Gross	Accumulated Amortization	Net
Technology	$148,820	$(54,994)	$93,826
Customer related intangibles	189,567	(68,663)	120,904
Other intangible assets	37,005	(11,538)	25,467
Total	$375,392	$(135,195)	$240,197

Intangible assets acquired from the Corporation’s current year acquisitions include Technology of $10.2 million, Customer related intangibles of $21.4 million, and Other intangible assets of $3.7 million.

Total intangible amortization expense for the nine months ended September 30, 2011 was $21.5 million.  The estimated amortization expense for the five years ending December 31, 2011 through 2015 is $27.5 million, $26.0 million, $24.3 million, $23.0 million, and $21.7 million, respectively.

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

All derivative assets are required to be recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.  These instruments are classified as Other current liabilities and Other current assets. The Corporation utilizes the bid ask pricing that is common in the dealer markets.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of the foreign exchange derivative forwards are valued at a Level 2 measurement (observable market based inputs or unobservable inputs that are corroborated by market data).  The derivative gains and losses are classified within General and administrative expenses in the Condensed Consolidated Statement of Earnings.

	(In thousands)
	September 30,	December 31,
	2011	2010
Foreign exchange contracts:
Other current assets	$89	$532
Other current liabilities	$1,048	$309

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Foreign exchange contracts:
General and administrative expenses (loss) gain	$(2,995)	$(1,485)	$(2,052)	$299

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of September 30, 2011.  The estimated fair values of the Corporation’s fixed rate debt instruments at September 30, 2011 aggregated to $308 million compared to a carrying value of $275 million.

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

	(In thousands)
	2011	2010
Warranty reserves at January 1,	$14,841	$13,479
Provision for current year sales	6,629	5,138
Current year claims	(3,059)	(4,203)
Change in estimates to pre-existing warranties	(1,589)	(1,177)
Increase due to acquisitions	-	25
Foreign currency translation adjustment	(110)	44
Warranty reserves at September 30,	$16,712	$13,306

9.           FACILITIES RELOCATION AND RESTRUCTURING

2009 and 2010 Restructuring Plans

In 2009 and 2010, the Corporation completed a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally.   During the nine months ended September 30, 2010, the Corporation incurred costs of $2.9 million consisting of severance costs to involuntarily terminate certain employees, relocation costs, exit activities of certain facilities, including lease cancellation costs and external legal and consulting fees.  These costs were recorded in the Condensed Consolidated Statement of Earnings within General and administrative expenses, Costs of sales, Selling expenses, and Research and development expenses for $1.6 million, $1.1 million, $0.1 million, and $0.1 million, respectively.  During 2010, the Corporation incurred total costs of $3.0 million related to this initiative in the Condensed Consolidated Statement of Earnings within General and administrative expenses, Cost of sales, and Selling expenses for $1.7 million, $1.2 million, and $0.1 million, respectively.

Oil and Gas Restructuring Initiative

During the fourth quarter of 2010, the Corporation initiated a restructuring plan within its Oil and Gas division, of the Flow Control segment.  The objective of this initiative is to streamline the division’s workflow and consolidate existing facilities.  In the fourth quarter of 2010 and during the nine months ended September 30, 2011, the Corporation recorded charges of $0.5 million and $0.2 million, respectively, related to severance and benefit costs as part of this initiative.  These costs are recorded within General and administrative expenses in the Condensed Consolidated Statement of Earnings.  As of September 30, 2011, approximately $0.5 million in payments have been made with the remaining payments expected to be made by December 31, 2011.  The Corporation does not anticipate incurring any additional significant costs associated with this plan. However, the Corporation is currently evaluating additional restructuring activities within the Oil and Gas division.

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

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$9,346	$7,281	$28,002	$21,356
Interest cost	6,563	7,112	19,671	19,669
Expected return on plan assets	(7,994)	(7,744)	(23,956)	(21,651)
Amortization of:
Prior service cost	303	276	903	833
Unrecognized actuarial loss	1,243	1,029	3,732	2,561
Net periodic benefit cost	$9,461	$7,954	$28,352	$22,768
Curtailment loss	-	106	53	75
Total periodic benefit cost	$9,461	$8,060	$28,405	$22,843

During the nine months ended September 30, 2011, the Corporation made $34 million in contributions to the Curtiss-Wright Pension Plan, and expects to make no further contributions in 2011.  However, the Corporation does expect to make contributions of approximately $45 to $50 million in 2012.  In addition, contributions of $4.0 million were made to the Corporation’s foreign benefit plans during the nine months ended September 30, 2011.  Contributions to the foreign benefit plans are expected to be $4.5 million in 2011.

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$93	$82	$281	$460
Interest cost	250	188	751	1,056
Amortization of:
Prior service cost	(158)	-	(472)	-
Unrecognized actuarial gain	(231)	(564)	(694)	(876)
Net periodic postretirement (cost) benefit	$(46)	$(294)	$(134)	$640

The reduction in the net periodic postretirement benefit cost is a result of modifications to the EMD Plan benefit design for post 65-retirees which went into effect on January 1, 2011.  The change reduced the benefit obligation by approximately $7.0 million.

During the nine months ended September 30, 2011, the Corporation paid $0.9 million to the postretirement plans.  During 2011, the Corporation anticipates making total contributions of $1.6 million to the postretirement plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands, except stock options outstanding)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	46,466	45,898	46,328	45,765
Dilutive effect of stock options and deferred stock compensation	470	378	650	488
Diluted weighted average shares outstanding	46,936	46,276	46,978	46,253

As of September 30, 2011 and 2010 there were 2,779,000 and 2,064,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales
Flow Control	$265,249	$249,255	$771,005	$741,842
Motion Control	178,668	162,719	515,831	470,455
Metal Treatment	74,158	54,437	209,478	163,266
Less: Intersegment revenues	(2,079)	(598)	(3,563)	(5,810)
Total consolidated	$515,996	$465,813	$1,492,751	$1,369,753

Operating income (expense)
Flow Control	$24,836	$26,030	$70,000	$67,554
Motion Control	18,896	21,730	53,986	54,026
Metal Treatment	12,398	5,639	32,862	18,136
Corporate and eliminations (1)	(5,984)	(5,313)	(13,330)	(17,118)
Total consolidated	$50,146	$48,086	$143,518	$122,598

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total operating income	$50,146	$48,086	$143,518	$122,598
Interest expense	(5,033)	(5,815)	(15,121)	(17,182)
Other (expense) income, net	(35)	86	50	622
Earnings before income taxes	$45,078	$42,357	$128,447	$106,038

	(In thousands)
	September 30,	December 31,
	2011	2010
Identifiable assets
Flow Control	$1,171,222	$1,102,417
Motion Control	969,801	873,074
Metal Treatment	283,980	233,356
Corporate and other	26,389	33,171
Total consolidated	$2,451,392	$2,242,018

13.           COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$34,360	$27,784	$90,672	$70,017
Foreign currency translation adjustments, net	(44,577)	27,300	(19,367)	22,061
Defined benefit pension and post retirement plans	1,488	300	2,510	1,562
Total comprehensive (loss) income	$(8,729)	$55,384	$73,815	$93,640

The equity adjustment from foreign currency translation represents the effect of translating the assets and liabilities of the Corporation’s non-U.S. entities.  This amount is impacted year-over-year by foreign currency fluctuations and by the acquisitions of foreign entities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation recorded a $6.5 million reserve related to the lawsuit.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In December 2010, the Supreme Court of New Jersey issued an opinion reversing the Appellate Division’s decision, and reinstated the judgment rendered by the trial court.  The Corporation filed a Motion for Reconsideration with the Supreme Court of New Jersey.  In the motion, the Corporation requested that the Supreme Court of New Jersey remand the case back to the lower Appellate Division to resolve certain arguments raised by the Corporation regarding the appropriateness of damages.  The Supreme Court of New Jersey has granted the Corporation’s request for reconsideration and remanded the case back to the lower Appellate Division to decide the remaining undecided arguments raised by the Corporation.  In September 2011, the Appellate Court heard argument on the remaining unresolved issues in the case.  To date, there has been no decision rendered by the Appellate Court.  The total reserve related to the lawsuit as of September 30, 2011 is approximately $10.3 million and recorded within Other current liabilities of the Condensed Consolidated Balance Sheets.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Corporation’s results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2010.  The aggregate environmental liability was $20.7 million at September 30, 2011 and $20.8 million at December 31, 2010.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At September 30, 2011 and December 31, 2010, the Corporation had contingent liabilities on outstanding letters of credit of $59.6 million and $47.0  million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (“RCP”) supplier for the Westinghouse AP1000 nuclear power plants under construction in China. The first RCP was scheduled for delivery in the fourth quarter of 2011. During the final phase of testing, the Corporation detected a localized heating issue in the pump stator. The Corporation is taking the necessary steps to ensure the long-term reliability and safety of the RCP. As a result of addressing the heating issue, the Corporation increased the estimated contract costs in the second quarter of 2011, which did not result in a material impact to the Corporation’s financial results. Based upon current negotiations with the customer, the Corporation believes that the existing contract will be modified to reflect revised delivery dates and that any damage or incentive provisions will be revised accordingly. Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to its operations or cash flows.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

15.           SUBSEQUENT EVENTS

South Bend Controls

On October 11, 2011, the Corporation acquired the assets of South Bend Controls for $10 million in cash.  South Bend Controls is a leading designer and manufacturer of highly engineered, solenoid-based components used in critical applications serving the aerospace, defense, industrial and medical markets. Revenues of the acquired business were approximately $8 million in 2010.  The business will operate within the Corporation’s Motion Control segment.

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

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the term “incremental” maybe used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition.

The discussion below is structured to separately discuss our Consolidated Statement of Earnings, Results by Business Segment, and our Liquidity and Capital Resources.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% of change	2011	2010	% of change

Sales
Flow Control	$265,248	$249,255	6.4%	$770,996	$741,841	3.9%
Motion Control	176,855	162,305	9.0%	513,147	465,302	10.3%
Metal Treatment	73,893	54,253	36.2%	208,608	162,610	28.3%
Total sales	$515,996	$465,813	10.8%	$1,492,751	$1,369,753	9.0%

Operating income
Flow Control	$24,836	$26,030	(4.6%)	$70,000	$67,554	3.6%
Motion Control	18,896	21,730	(13.0%)	53,986	54,026	(0.1%)
Metal Treatment	12,398	5,639	119.9%	32,862	18,136	81.2%
Corporate and eliminations	(5,984)	(5,313)	12.6%	(13,330)	(17,118)	(22.1%)
Total operating income	$50,146	$48,086	4.3%	$143,518	$122,598	17.1%

Interest expense	(5,033)	(5,815)	(13.4%)	(15,121)	(17,182)	(12.0%)
Other (loss) income, net	(35)	86	(140.7%)	50	622	(92.0%)

Earnings before income taxes	45,078	42,357	6.4%	128,447	106,038	21.1%
Provision for income taxes	10,718	14,573	(26.5%)	37,775	36,021	4.9%

Net earnings	$34,360	$27,784	23.7%	$90,672	$70,017	29.5%

New orders	$579,498	$464,976		$1,559,670	$1,358,883

Sales

Sales increased $50 million, or 11%, and $123 million, or 9%, over the comparable prior year quarter and year-to-date periods, respectively. The increase in sales for the current quarter and first nine months of 2011, primarily reflects higher volume in all segments, with the largest percent increase occurring in the Metal Treatment segment. Acquisitions made in the last twelve months contributed approximately $27 million and $52 million, in the current quarter and first nine months of 2011, respectively, while the effect of foreign currency translation increased sales by approximately $5 million and $16 million in the current quarter and first nine months of 2011, respectively. Excluding acquisitions, divestitures and foreign currency translation, sales increased 4% over the comparable prior year quarter and year-to-date periods. The table below further depicts our sales by market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% change	2011	2010	% change

Defense markets:
Aerospace	$76,383	$71,018	7.6%	$214,142	$194,328	10.2%
Ground	25,566	27,023	(5.4%)	84,633	87,047	(2.8%)
Naval	85,836	93,960	(8.6%)	262,145	255,269	2.7%
Other	7,018	5,063	38.6%	21,070	19,224	9.6%
Total Defense	$194,803	$197,064	(1.1%)	$581,990	$555,868	4.7%

Commercial markets:
Commercial Aerospace	$90,630	$63,553	42.6%	$236,142	$183,622	28.6%
Oil and Gas	61,813	59,690	3.6%	177,827	190,468	(6.6%)
Power Generation	97,591	82,609	18.1%	284,394	258,747	9.9%
General Industrial	71,159	62,897	13.1%	212,398	181,048	17.3%
Total Commercial	$321,193	$268,749	19.5%	$910,761	$813,885	11.9%

Total Curtiss-Wright	$515,996	$465,813	10.8%	$1,492,751	$1,369,753	9.0%

Commercial sales increased $53 million, or 20%, and $97 million, or 12%, over the comparable prior year quarter and year-to-date periods, primarily due to an increase in sales across most of our major markets.   The higher sales in the commercial aerospace, general industrial, and power generation markets were primarily due to increased demand for our metal treatment services, increased sales of flight controls on Boeing aircraft as well as our Douglas acquisition, and higher sales in support of AP1000 and other operating reactor projects. The year-to-date increases were partially offset by a year-to-date decline in the oil and gas market, primarily due to the timing of new orders for international capital projects.

Current quarter sales in the defense market decreased $2 million, or 1%, over the comparable prior year period, mainly due to a decrease in the naval defense market partially offset by an increase in the aerospace defense market.  The decrease in the naval defense market is primarily due to the timing of production cycles on the CVN-78 and 79 programs while the increase in the aerospace market is mainly due to higher sales of our embedded computing and sensing products on the Blackhawk.

The increase in defense sales of $26 million, or 5%, over the comparable prior year-to-date period is primarily due to higher sales in the aerospace defense and naval defense markets.  Sales in the aerospace defense market improved due to increases on the V-22 Osprey program and higher sales of our embedded computing and sensing products on the Blackhawk, while the increase in the naval defense market is primarily due to increased production on the Virginia class submarine.

Operating income

Operating income increased $2 million, or 4%, over the comparable prior year quarter, primarily due to higher sales volume in our Metal Treatment segment resulting in improved absorption of overhead costs, as well as contributions from our 2011 acquisitions of the BASF Surface Technologies Business and IMR Test Labs. This increase was partially offset by lower operating income and operating margins in our Flow Control segment, largely driven by a sharp decline in international capital projects in our oil and gas business. Our Motion Control segment was negatively impacted by unfavorable foreign currency translation, certain strategic investments made during the quarter to position the Company on future defense programs, as well as certain favorable non-recurring contract adjustments that occurred in the prior year.  Acquisitions and related adjustments made in the last twelve months had a minimal impact on our current quarter operating income.

Operating income increased $21 million, or 17%, over the comparable prior year-to-date period primarily due to higher sales volume in our Metal Treatment segment resulting in improved absorption of overhead costs. Operating income in our Flow Control segment improved primarily due to increased sales volume and our cost containment efforts in most of our major markets, partially offset by reduced sales volume in the oil and gas market. Our Motion Control segment was negatively impacted by foreign currency translation, certain strategic investments made during the quarter to position the Company on future defense programs, as well as reduced sales on the Bradley program.  Acquisitions and related adjustments made in the last twelve months had a minimal impact on our current quarter operating income.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-segment operating expense

The increase in non-segment operating expense for the current quarter of $1 million is primarily due to foreign exchange gains recognized in the prior year that did not recur in the current year.  During the first nine months of 2011, non-segment operating expense decreased $3 million primarily due to lower unallocated medical costs.

Interest expense

Interest expense for the current quarter and first nine months of 2011 decreased primarily due to lower average debt and interest rates as compared to the same periods in 2010.

Effective tax rate

Our effective tax rate for the current quarter and first nine months of 2011 was 23.8% and 29.4%, respectively, compared to 34.4% and 34.0%, in the prior year periods. The lower quarter-to-date effective tax rate is primarily due to research and development tax credits recognized in the current quarter.  The lower year-to-date effective tax rate is primarily due to a $4.1 million research and development tax credit recognized in the current period as well as a one-time tax charge recorded in the first quarter of the prior year associated with a change in the healthcare law.

Net earnings

Net earnings increased $7 million in the current quarter and $21 million in the first nine months of 2011, as compared to the prior year periods.   The increase in net earnings for both the current quarter and year-to-date periods is primarily due to the lower effective tax rate, higher operating income, and lower interest expense discussed above.

New orders

New orders for the current quarter and first nine months of 2011 increased by $115 million and $201 million, respectively, as compared to the prior year periods.  The increase in new orders is primarily due to higher orders in the power generation market that support existing nuclear operating reactors and increased demand in the oil and gas market for maintenance, repairs, and overhaul (“MRO”) projects as well as strong demand in the commercial aerospace market due to production rate increases by the OEM's and increased orders in the naval defense market for the CVN 79 program.  Acquisitions contributed incremental new orders of $22 million and $64 million, to the current year quarter and first nine months of 2011, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

RESULTS BY BUSINESS SEGMENT

Flow Control

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% change	2011	2010	% change
Sales	$265,248	$249,255	6.4%	$770,996	$741,841	3.9%
Operating income	24,836	26,030	(4.6%)	70,000	67,554	3.6%
Operating margin	9.4%	10.4%	-100 bps	9.1%	9.1%	0 bps
New orders	$308,246	$207,228	48.7%	$836,159	$684,768	22.1%

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Sales

Sales increased $16 million, or 6%, compared to the prior year period, driven by an increase in the commercial market of 15% partially offset by a decline in the defense market of 9%.  The improvement in the commercial market was primarily due to progress on both China and domestic AP1000 reactor projects as well as increased sales in commercial aerospace primarily due to the Douglas acquisition, which contributed $10 million of sales in the current quarter. Sales in our oil and gas market were essentially flat as compared to the prior year quarter, as strong demand for maintenance, repairs, and overhaul (“MRO”) was offset by a slow down for large international capital projects.  The sales decrease in the defense market was primarily driven by a decrease in the naval defense market due to the timing of production cycles on the CVN-78 and CVN-79 aircraft carrier programs.

Operating income

Operating income decreased $1 million, or 100 basis points, compared to the same period in 2010.  The decrease was mainly due to the under absorption of fixed overhead costs in our oil and gas division, primarily the result of delays in new capital projects with international customers, as well as start-up costs relative to our super vessel business.  The decrease in our oil and gas division was partially offset by higher sales volume, improved contract performance, and our cost containment efforts in our other major markets.

New orders

New orders increased $101 million from the prior year quarter primarily due to higher orders in the naval defense market and increased demand in the oil and gas market for MRO projects.  Our acquisition of Douglas contributed $7 million to new orders for the current period.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Sales

Sales increased $29 million, or 4%, in the first nine months of 2011, compared with the same period of 2010, largely due to increases in the power generation, commercial aerospace, and general industrial markets.  The increased sales in the power generation market was due to progress on the AP1000 domestic and China reactor projects as well as increased demand on domestic operating reactors.  In addition, higher sales of our commercial heating, ventilation, and air conditioning products contributed to the increase in our general industrial market.   Our acquisition of Douglas contributed $16 million of sales to the commercial aerospace market.  These increases were partially offset by a decline in the oil and gas market due to delays in international spending on capital projects.

Sales in our defense market were essentially flat despite increased production on the Virginia class submarine, Advanced Arresting Gear and Ford class aircraft carrier programs. These increases were mostly offset by declines in production on certain aircraft carrier programs, particularly the CVN-78 and the Electromagnetic Aircraft Launching System.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Operating income increased $2 million, while operating margin was flat, compared to the same period in 2010. The improved operating results are primarily due to improved sales volume.  Improved operating margin across most of our major markets was partially offset by the under absorption of fixed overhead costs in our oil and gas division, primarily the result of delays in new capital projects with international customers.

New orders

New orders increased $151 million, as compared to the prior year period, primarily due to higher orders in the power generation market that support existing nuclear operating reactors as well as increased demand in the oil and gas market for MRO projects.   Our acquisition of Douglas contributed $26 million to new orders for the period.

Motion Control

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% change	2011	2010	% change
Sales	$176,855	$162,305	9.0%	$513,147	$465,302	10.3%
Operating income	18,896	21,730	(13.0%)	53,986	54,026	(0.1%)
Operating margin	10.7%	13.4%	-270 bps	10.5%	11.6%	-110 bps
New orders	$197,190	$203,477	(3.1%)	$513,885	$511,062	0.6%

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Sales

Sales increased $15 million, or 9%, from the comparable prior year period, driven by increases of 18% and 4%, in the commercial and defense markets, respectively.  Acquisitions made within the last twelve months contributed $5 million to the increase in sales, while the effect of favorable foreign currency translation increased sales by $2 million.

The growth in the commercial market was primarily due to higher sales of our flight controls products on the Boeing 737, 747, 777, and 787 aircraft.  In addition, higher demand for our sensing products contributed to increased sales in the general industrial market.  The increase in sales in the defense market was primarily due to increases in the aerospace defense market, driven by higher sales of our embedded computing and sensing products on various helicopter programs, mainly the Blackhawk.  This performance was partially offset by expected decreases related to the previous cancellations of the F-22 program and lower ground defense sales on the Bradley program.

Operating income

Operating income decreased $3 million, or 13%, compared to the same period in 2010, while operating margin decreased 270 basis points to 10.7%.  Current period operating income was negatively impacted by foreign currency translation of $2 million and certain strategic investments made in the current quarter to position the Company on future defense programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders

New orders decreased $6 million from the prior year quarter, primarily due to the timing of orders on our sensors and controls and embedded computing products.  Acquisitions contributed $4 million of incremental new orders to the current period.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Sales

Sales increased $48 million, or 10%, from the comparable prior year period, driven by increases in the commercial and defense markets, of 15% and 7%, respectively.  Acquisitions made within the last twelve months contributed $18 million in increased sales, while the effect of foreign currency translation increased sales by $8 million.

The increase in sales in the commercial market was driven by higher sales in the commercial aerospace and general industrial markets of 16% and 17%, respectively.  The growth in sales in the commercial aerospace market was primarily due to increases of our flight control products on Boeing 747 and 787 aircraft as well as increased commercial repairs and overhaul.  In addition, higher sales in our general industrial market are mainly due to increased demand for our sensors and controls products.

Sales increased in the defense market mainly due to increased aerospace defense sales, which were partially offset by decreased sales in the ground defense market.  The increase in sales in the aerospace defense market was driven by increased demand for our embedded computing and sensing products on various helicopter programs, most notably the Blackhawk.  In addition, we realized solid growth on the V-22 Osprey program.  These increases were partially offset by the previous cancellation of the F-22 program.  The ground defense market was down slightly due to the previous cancellations of the FCS program and lower sales on the Bradley platform which were somewhat offset by increases on turret drive systems.

Operating income

Operating income was essentially flat compared to the same period in 2010, while operating margin decreased 110 basis points from the prior year period to 10.5%.   The decline in operating margin was primarily due to unfavorable foreign currency translation of $4 million, reduced sales due to the cancellation of the Bradley program, and certain strategic investments made in the current year in order to position the Company on future defense programs.

New orders

New orders increased by $3 million, as compared to the prior year period, primarily due to incremental orders from acquisitions of $19 million, offset by the timing of new orders on our embedded computing products.

Metal Treatment

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% change	2011	2010	% change
Sales	$73,893	$54,253	36.2%	$208,608	$162,610	28.3%
Operating income	12,398	5,639	119.9%	32,862	18,136	81.2%
Operating margin	16.8%	10.4%	640 bps	15.8%	11.2%	460 bps
New orders	$74,062	$54,271	36.5%	$209,626	$163,053	28.6%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Sales

Sales increased $20 million, or 36%, from the comparable prior year period, primarily due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. The performance was led by growth within the commercial aerospace and general industrial markets, which grew 41% and 27%, respectively. Acquisitions and the effects of foreign currency translation contributed $11 million and $1 million, respectively, to current period sales.

Operating income

Operating income increased $7 million, or 120%, compared to the same period in 2010, and was favorably impacted by approximately $2 million from acquisitions and the effects of foreign currency translation.  Excluding these items, operating margin increased to 17.2%, a 680 basis point improvement over the prior year. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses. In addition, the current year quarter benefitted from an insurance recovery that favorably impacted operating margin by 180 basis points.

New orders

New orders increased $20 million from the prior year quarter, primarily due to increased orders for domestic and international shot peening services. Acquisitions contributed $11 million of new orders to the current quarter.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Sales

Sales increased $46 million, or 28%, from the comparable prior year period, due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. Sales in the commercial aerospace and general industrial market increased 29% and 24%, respectively. Acquisitions and the effects of foreign currency translation contributed $19 million and $4 million, respectively, to current period sales.

Operating income

Operating income increased $15 million, or 81%, compared to the same period in 2010 and was favorably impacted by approximately $3 million from acquisitions and the effects of foreign currency translation. Excluding these items, operating margin increased to 16.0%, a 480 basis point improvement over the prior year. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.  In addition, the current year to date results benefitted from an insurance recovery which favorably impacted operating margin by 60 basis points.

New orders

New orders increased $47 million, as compared to the prior year period, due to increased orders for domestic and international shot peening services. Acquisitions contributed $19 million of new orders to the current period.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating Activities
	September 30, 2011	December 31, 2010
Working Capital	$352,931	$472,088
Ratio of Current Assets to Current Liabilities	1.5 to 1	2.1 to 1
Cash and Cash Equivalents	$54,982	$68,119
Days Sales Outstanding	56 days	49 days
Inventory Turns	4.3	4.5

Excluding cash, working capital decreased $106 million from December 31, 2010.  Working capital changes were mainly affected by an increase in our short-term debt of $225 million as our revolving Credit Agreement expires in August 2012 and was reclassified to short-term debt.  Offsetting this working capital decrease was an increase in accounts receivable of $89 million due to strong year end collections in 2010, as well as an increase in inventory of $48 million due to a build up for future sales, stocking of new programs, and the purchase of long-lead time materials.  During the first nine months of 2011, we contributed $34 million to the Curtiss-Wright Pension Plan, and expect to make no additional contributions during the remainder of 2011.  However, we do expect to make contributions of approximately $45 to $50 million in 2012.

Investing Activities

Capital expenditures were $61 million in the first nine months of 2011, an increase of $22 million from the prior year period, largely driven by our facility expansions within our oil and gas and commercial aerospace businesses.  We expect to make additional capital expenditures of $10 to $15 million during the remainder of 2011.

Financing Activities

During the first nine months of 2011, we used $113 million in available credit, under the 2007 Senior Unsecured Revolving Credit Agreement (“Credit Agreement”), to fund operating and investing activities.  The cumulative total credit used under the Credit Agreement is $223 million as of September 30, 2011.  The unused credit available under the Credit Agreement at September 30, 2011 was $142 million. The loans outstanding under the 2003 and 2005 Senior Notes, Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 3.3% during the third quarter of 2011 and 3.5% for the first nine months of 2011.

The Corporation continually monitors the credit markets, to evaluate potential financing opportunities, as the Credit Agreement expires in August 2012. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

On September 28, 2011, the Company received authorization from its board of directors to enter into a share repurchase program.  The share repurchase program authorizes the Company to purchase up to approximately three million shares of its common stock, in addition to approximately 690,000 shares remaining under a previously authorized share repurchase program, and is subject to a $100 million repurchase limitation.    As of September 30, 2011, the Company did not repurchase any shares under the program.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2011.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2010 Annual Report on Form 10-K, as amended.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2011.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2010 Annual Report on Form 10-K, as amended.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2011.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2011 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2010 Annual Report on Form 10-K, as amended.

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
         Dated:  November 4, 2011