Form 10-K
period 2011-12-31
CURTISS WRIGHT CORP
filed 2012-02-24
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   TO
COMMISSION FILE NUMBER 1-134

CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-0612970 (I.R.S. Employer Identification No.)
10 Waterview Blvd. Parsippany, NJ (Address of principal executive offices)	07054 (Zip Code)

(973) 541-3700
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common stock, par value $1 per share	New York Stock Exchange

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
Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒ No

The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $1.5 billion.

The number of shares outstanding of the Registrant’s Common stock as of January 31, 2012:

Class	Number of shares
Common stock, par value $1 per share	46,689,759

Documents Incorporated by Reference

Portions of the Proxy Statement of the Registrant with respect to the 2012 Annual Meeting of Stockholders to be held on May 4, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should, ” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data including, without limitation, the Notes to Consolidated Financial Statements, and Item 11. Executive Compensation.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

Business Description

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced products and services. We are the corporate descendants of the Wright brothers, the fathers of flight, and Mr. Glenn Curtiss, the father of naval aviation. In 1929, the companies founded by these three great aviation pioneers merged to form the largest aircraft company at the time, Curtiss-Wright Corporation. Today, we design and manufacture highly engineered, advanced technologies that perform critical functions in demanding conditions in the defense, power generation, oil and gas, commercial aerospace, and general industrial markets, where safety, performance, and reliability are essential. The Company is incorporated under the laws of the State of Delaware.

Our strategy is to maintain a balanced portfolio to grow sales and profitability consistently through organic growth supplemented by acquisitions. We intend to accomplish this by utilizing our technical capabilities to maintain and expand our leading niche market positions with highly engineered products and services. Through our strategy, we have achieved this balance with revenues generated across our defense, energy, and commercial/industrial markets. In addition to maintaining a diversified business portfolio, we also continue to develop new core competencies, such as electronic and sensor technologies. We believe our ability to design and develop future generations of advanced electronics systems is a strategic growth area for the high performance platforms in our served markets, particularly in embedded computing and electronic systems. We intend to continue to execute our growth strategy that focuses on diversification in complementary markets that demand high performance and highly engineered products and services.

Our core competence is providing advanced technologies for customers operating in harsh environments. In addition to meeting demanding performance requirements, our technologies are intended to improve worker safety, minimize impact on the environment, and improve operating efficiency. We compete globally based on technology and pricing; however, significant engineering expertise is a limiting factor to competition, particularly in the U.S. Government market. Our business challenges include price pressure, environmental impact, and geopolitical events, such as the global war on terrorism and diplomatic accords. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy for meeting customer demand.

Business Segments

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach, we operate through three segments: Flow Control, Motion Control, and Metal Treatment. Our principal manufacturing facilities are located in the United States in California, New York, North Carolina, Pennsylvania, and Texas, and internationally in Canada and the United Kingdom.

Flow Control

Our Flow Control segment primarily designs, manufactures, and distributes highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, shipboard systems, super vessels, and control electronics. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor or provide critical functions. In 2011, net sales in our Flow Control segment of $1,061 million represented 52% of our total net sales.

This segment’s primary markets are power generation, naval defense, oil and gas, and general industrial.

In the naval defense market, we are a supplier to the U.S. Navy for a wide array of ship building programs including the nuclear aircraft carrier and submarine programs, offering power and propulsion technologies, instrumentation and control systems, auxiliary systems, and shipborne aircraft and helicopter landing systems. Government sales, primarily to the U.S. Navy as a subcontractor, comprised 31%, 34%, and 30% of segment sales in 2011, 2010, and 2009, respectively.

The Flow Control segment operates through four operating divisions: Electro-Mechanical Systems, Nuclear Group, Oil and Gas Systems, and Marine and Power Products. The segment has a global customer base with principal manufacturing operations in the United States, Canada, and the United Kingdom.

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

This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-mechanical solutions for its primary customer, the U.S. Navy, including main coolant pumps, various other critical-function pumps, power-dense compact motors, main and ship service generators, secondary propulsion systems, and design engineering and testing services. The division has served the U.S. Navy for over 60 years and is a supplier or sole source provider of pumps that are used in the nuclear propulsion system. The division also overhauls and provides critical spares for units serving the fleet on operational platforms. Current platforms include the Nimitz and Ford class aircraft carriers and the Virginia, Los Angeles, Seawolf, and Ohio Class submarines. We have also received funding for engineering and component development on the next generation Ohio Class Replacement submarine program.

We expect to strengthen our relationship with the U.S. Navy by participating in the design and development of major subsystems for the U.S. Navy’s Advanced Arresting Gear aircraft retrieval system for installation on its future aircraft carrier fleet and the advanced propulsion, pump, and motor designs for the next generation submarine fleet. In addition, the division provides propulsion motors and main generators to the non-nuclear U.S. Navy, including the DDG 1000 destroyer program.

Electro-Mechanical Systems’ products are also sold to complementary commercial markets, primarily nuclear power generation and oil and gas. We have been a supplier to the nuclear power market since its inception more than 50 years ago, including significant content on the first nuclear reactor at Shippingport, PA. We provide Reactor Coolant Pumps (RCPs), pump seals, and control rod drive mechanisms for commercial nuclear power plants. In 2008, we announced our first award for reactor coolant pumps for two new Westinghouse AP1000 nuclear power plants to be built in China and anticipate shipping the first four pumps in the second quarter of 2012. In 2009, we announced our first domestic new construction contract for three AP1000 power plants to be built in the United States. Each AP1000 reactor will hold four RCPs and each plant will have two reactors. The AP1000 reactor is the only Generation III+ reactor to receive Design Certification from the Nuclear Regulatory Commission (“NRC”).

Elsewhere, in the oil and gas market, we are utilizing our canned motor and pumping system expertise to partner with industry leaders to develop advanced systems for offshore recovery, production, and transmission. Current programs encompass sub-sea pumping and power-dense motors for compact, integrated compressor systems. This division also offers hazardous waste pumps for the U.S. Department of Energy (“DoE”) and in-line pumps for the hydrocarbon processing industry.

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

Nuclear Group

The Nuclear Group division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, nuclear equipment manufacturers, hydroelectric energy producers, the DoE, and the U.S. Department of Defense (“DoD”). This division offers a wide range of critical hardware, including pumps, valves, pressure vessels, fastening systems, specialized containment doors, airlock hatches, and electrical units. In addition, we provide a range of critical services including bolting solutions, nuclear storage solutions, spent fuel solutions, and enterprise resource planning. We provide diagnostic equipment, consulting, inspection, and testing services that help support plant-life extensions and power upgrades on all 104 operating reactors in the United States, as well as operating reactors located throughout the world.

We maintain all of the regulatory certifications (known as “N-stamps”) required to provide representations and certification and/or qualify value-added nuclear-grade products both domestically and internationally. N-stamp certification indicates nuclear-grade status as designated by the NRC. We compete in this market through an expanded array of nuclear technology, industry-benchmarked quality assurance programs, strategic alliances, resident expertise, and customer recognition for our long-term service commitment to solving the unique challenges of the nuclear market.

In 2011, the Nuclear Group division acquired the assets of Anatec International, Inc. and Lambert, MacGill, Thomas, Inc. (“Anatec and LMT”), both of which perform testing and inspection services for commercial nuclear power plants to ensure safety, operational soundness, and compliance with regulatory codes. Anatec and LMT provide technologies and techniques for non-destructive examination (“NDE”) and testing of systems and components in nuclear power plants. NDE services support both in-service inspections to satisfy regulatory requirements and decision-making by nuclear plant operators concerning the ongoing reliability, operability, and safety of nuclear systems and equipment. Anatec and LMT services also include quality control inspections, training and qualification of NDE technicians, and development of programs in support of compliance with the American Society of Mechanical Engineers (“ASME”) code.

Oil and Gas Systems

Our Oil and Gas Systems division designs and manufactures valves and vessel products for the oil and gas refining market. Primary products include coke unheading systems, fluidic catalytic cracking unit (“FCCU”) components, relief valves, pressure protection systems, super vessels, and engineering design tools for the refining, chemical and process industries, and web-enabled control systems for refinery monitoring and process control.

Our coke unheading system, which includes top and bottom unheading valves, isolation valves, cutting tools, and valve automation, process control, and protection systems, enables safer coke drum operation during the refining process. Included in this portfolio of products is the coke-drum unheading valve, an advancement in coke- drum unheading technology. Our patented technology is remotely operated, therefore inherently safe, easy to operate, reliable, cost effective, and can be configured for any coke-drum application.

We also offer a delayed coker operations optimization system featuring process control, interlocks, valve control solutions, batch process data acquisition, interactive operator batch sequence procedures, batch scheduler, batch sequence editor, risk management, asset protection, and predictive maintenance capabilities.

Our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and ASME code pressure vessels. In addition, we provide a wide array of field services, including equipment repair, modification, or replacement; inspection of valves, controls, pipes, and refractory linings; maintenance planning and scheduling for valves or control systems; diagnostic assistance with troubleshooting problems in critical components; and on-site system training. In 2011, we opened a new state-of-the-art manufacturing facility to build large thick-walled vessels (called “super vessels” which include coke drums, fractionators, reactors, regenerators, hydrotreaters, and fluid catalytic cracking units) for the refining, petrochemical, and nuclear power industries. Due to the critical and severe service applications requiring highly engineered solutions, competition in the FCCU market is limited to a few major competitors.

Our safety relief valve and pressure protection system portfolio incorporates a broad range of valve sizes and ratings used in a wide range of chemical and process industry applications. The valves are marketed as individual components or at the subsystem/system level, with a global service and support network of Farris Authorized Service Team centers. The proprietary iPRSM® provides a broad set of design and monitoring tools for process operators, incorporating the latest industry and regulatory standards.

In addition, we provide inspection, installation, repair and maintenance, and other field services for harsh environment flow control systems. Competition is mitigated by our technical expertise, proven technology, and extraordinary service.

Marine and Power Products

Our Marine and Power Products division produces high-performance, specialized valve solutions, designs and manufactures electro-mechanical systems, and develops, manufactures, and services specialized electronic instrumentation and control equipment.

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

The division also designs and manufactures electro-mechanical systems for securing and traversing military aircraft and helicopters aboard naval vessels. These shipboard aircraft and helicopter handling systems are used by the U.S. Navy, U.S. Coast Guard, and more than ten other navies around the world. In support of embarking helicopters onboard naval ships, we also produce aviation lighting and guidance systems and in-deck tie-downs and tracks. We also design and build shipboard specialized structures, including telescopic hangars and doors. Specialized cable handling systems are designed and manufactured for towing active and passive sonar systems for both submarines and surface ships.

For commercial markets, we provide specialized valves to commercial nuclear power plants, oil and gas refineries, production platforms and pipelines, and general processing industries worldwide. We also provide towbarless and conventional aircraft handling systems to the commercial aerospace industry. General industrial products include hydraulic power units and components primarily for the automotive and the entertainment industries and specialty hydraulic valves, air-driven pumps, gas boosters, and directional control valves used in industrial applications such as car transport carriers. Competition is based upon quality of technology, price, installed base, and delivery times.

The Marine and Power Products division also develops, manufactures, tests, and services specialized electronic instrumentation and control equipment, including instrumentation for primary and secondary controls, steam generator control equipment, valve actuators, and valve and heater controls. This division provides custom designed and commercial-off-the-shelf (“COTS”) electronic circuit boards and systems to the U.S. Navy. It also provides advanced valve controllers and predictive maintenance systems for the oil and gas and general industrial market. There is strong competition in the COTS market, but competition is limited by significant qualification and performance requirements. The division also provides engineering and support services.

In 2011, the Marine and Power Products division acquired the assets of Douglas Equipment Ltd., a supplier of commercial aviation ground support vehicles, including a range of towbarless and conventional aircraft tractors and runway friction measuring devices. The business sells its products to many of the world’s leading airlines, ground handling companies, the U.S. Navy, and foreign navies.

The following list defines our principal products and the markets served by the Flow Control segment.

Naval Defense

•	Nuclear propulsion system components

Valves (globe, gate, control, safety, relief, solenoid, hydraulic operated gate)
Pumps
Motors and generators
Instrumentation and controls

•	Instrumentation and control systems

•	Aircraft launch and retrieval equipment onboard carrier decks

Advanced electromagnetic systems
Flight critical components (aircraft shuttle components, holdback bars, capacity selector valves)

•	Equipment for Submarines

Cable handling systems for towed arrays
Sub-safe ball valves

•	Equipment for Surface ships

Helicopter and military aircraft handling and traverse systems
Tie-down components
Valve actuation and control systems

•	Non-nuclear products

Smart leakless valves
Sub-safe ball valves
Jet-fuel pumping valves
Steam generator control equipment
Air driven fluid pumps
Engineering, inspection, and testing services

Oil & Gas Processing

•	Critical process valves

Coker unheading valves
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

Digital valve controller with redundant technology
Signature recognition for fault and leak detection
Integrated valve, automation, safety, and control systems

Power Generation

•	Advanced motors, generators, and pumps

Reactor coolant pumps for Westinghouse AP1000 reactor

•	Valves

Solenoid, ball, butterfly, check, pressure relief, safety, and pilot-operated relief valves, and gate and globe (motor operated, air operated, pneumatically operated)

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

Integrated motor-control systems
Variable frequency drives
Pump control panels
Low voltage solid state starters
Medium voltage controls
Protective technology solutions

•	Critical machinery fault detection and prognostics systems

Commercial Aerospace

•	Towbarless and conventional aircraft handling systems

Customer Concentration and Backlog

Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The corporation is a subcontractor to prime contractors for the vast majority of our government business; as such substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. There were no significant contract cancellations which affected backlog in 2011.

Backlog for this segment at December 31, 2011, was $1,151 million, of which 56% ($647 million) is expected to be shipped after one year, compared with backlog of $1,149 million at December 31, 2010. Sales to this segment’s largest commercial customer represented approximately 8%, 10%, and 13% of this segment’s sales in 2011, 2010, and 2009, respectively. Additionally, sales to our largest naval defense customer accounted for 10%, 10%, and 11% of this segment’s net sales in 2011, 2010, and 2009. The loss of either of these customers would have a material adverse effect on the business of this segment.

Motion Control

Our Motion Control segment designs, develops, manufactures, and maintains sophisticated, high-performance mechanical actuation and drive systems, specialized sensors, motors, and electronic controller units, and mission-critical embedded computing components and control systems. In 2011, net sales in our Motion Control segment of $710 million represented 34% of our total net sales.

This segment’s primary markets are commercial aerospace, aerospace defense, ground defense, and general industrial.

Our Motion Control segment is managed through three operating divisions: Embedded Computing, Flight Systems, and Integrated Sensing. The segment has a global customer base with principal manufacturing operations throughout the United States, Canada, and Europe.

Embedded Computing

Our Embedded Computing division designs, develops, and manufactures rugged embedded computing board-level modules and integrated subsystems, primarily for the aerospace and ground defense markets, and supports the U.S. Government’s Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (“C4ISR”) applications. Using standard, commercially available electronics technologies, coupled with application-domain specific knowledge, we offer COTS hardware and software modules based on open industry standards. We also offer high performance electronic packaging and thermal management systems using custom and standards-based enclosures.

Our advanced subsystems are integrated using standard modules and custom modules based on in-house intellectual property content as well as third-party technology. We also offer a broad array of support services that include life-cycle management, technical support, training, and custom engineering of modules and fully integrated subsystems. We are a single source supplier for high-density radar processing, data communications, digital signal processing, video and graphics, recording and network storage, analog acquisition and reconstruction, radar, and integrated subsystems. Our COTS modules and integrated subsystems are designed to perform in harsh conditions where space, weight, and power constraints are critical. Our rugged products are designed to perform in extreme temperatures and environments, enduring high shock and vibration, as well as in commercial environments for use in laboratory and benign environment applications.

Embedded Computing’s subsystem products are used in a wide variety of mission-critical applications for military ground vehicles, including fire control, aiming, and stabilization, munitions loading, and environmental processors. These products are used on combat platforms such as the Bradley Fighting Vehicle, the Abrams Tank, and the Stryker family of vehicles. Our modules, featuring commercial processors on open standard board architectures, are used in numerous active programs, including the Improved Bradley Acquisition System and the Improved Tow Acquisition System.

The division drafts and defines embedded standards, which address the more demanding performance and data bandwidth requirements of emerging applications. Embedded Computing supports technologically advanced military platforms including the F-35 JSF, P-8 Poseidon, and U.S. Marine Corps’ Ground/Air Task Orientation Radar program.

Embedded Computing also provides the advanced mission management system, flight control computers, and the sensor management units for advanced aerospace platforms including the Global Hawk, the U.S. Air Force’s high-altitude and high-endurance unmanned aerial vehicle, as well as the U.S. Navy’s Broad Area Maritime Surveillance (“BAMS”) variant of the Global Hawk platform.

This division’s products are manufactured at its operations located in North America and Europe. Our products are sold primarily to prime contractors and subsystem suppliers located principally in the United States, United Kingdom, and Canada, both directly and through a network of independent sales representatives. In recent years, competition in the embedded electronic systems market has migrated away from traditional board competitors toward fully integrated subsystem and system providers, selling to prime and second-tier defense and aerospace companies. Competition in this market is based on quality of technology, price, and delivery time to market.

Flight Systems

Our Flight Systems division’s product offerings to the commercial OEM and aerospace defense markets consist of electro-mechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or operate flaps, slats, and utility systems such as canopies, cargo doors, weapons bay doors, or other moving devices used on aircraft. Aircraft applications include actuators and electro-mechanical control systems for the Boeing 737, 747, 747-8, 757, 767, 777, and 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the P-8 Poseidon, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Flight Systems division is also developing flight control actuators and weapons handling systems for Lockheed Martin’s F-35 Lightning II Joint Strike Fighter (“F-35 JSF”) program. The F-35 JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. This division also provides commercial airlines, the military and general aviation customers with component overhaul and repair of hydraulic, mechanical, and electro-mechanical components and component exchange services for a wide array of aircraft.

Flight Systems also designs, manufactures, and distributes electro-mechanical and electro-hydraulic actuation components and systems and electronic controls for military tracked and wheeled vehicles within the ground defense and commercial markets. These products include turret aiming and stabilization and weapons handling systems for armored military vehicles. In addition, we provide a range of general industrial products, such as fuel control valves for large commercial transport ships, stabilization systems, and a variety of commercial servo valves.

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

In 2011, the Flight Systems division acquired all of the outstanding capital stock of Predator Systems Inc (“PSI”), which designs and manufactures motion control components and subsystems for ground defense, ordnance guidance, and aerospace applications through its proprietary electro-hydraulic technologies.

Integrated Sensing

Our Integrated Sensing division develops and manufactures a range of sensors, controllers, and electronic control units for commercial, aerospace defense, and general industrial markets. These products include position and smoke detection sensors, solenoids and solenoid valves, cooling fans and motors, torque sensing, ice detection and protection equipment, air data computers, flight data recorders, joysticks, and electronic signal conditioning and control equipment. The division also provides electric motors with controllers, rotary sensors, controllers, and smaller electro-mechanical actuation subsystems for flight, engine, and environmental control for aircraft and space applications. This division’s products are sold primarily to prime contractors and system integrators (both directly and through a network of independent sales representatives) on a worldwide basis. Position sensors are used on primary flight control systems and engine controls on Airbus and Boeing aircraft, most notably for the Airbus A320 single-aisle aircraft, as well as regional and business aircraft, and on many U.S. and European military aircraft. Air data, flight recorder, and ice detection and protection equipment are supplied to many helicopter applications, including the Apache, Blackhawk, Stallion, and Chinook platforms. We also sell our products for use in a wide range of industrial applications such as off-highway vehicles, powered mobility vehicles, process controls, and motorsports.

In 2011, the Integrated Sensing division acquired all the outstanding capital stock of ACRA Control, Ltd. (“ACRA”), a supplier of data acquisition systems and networks, data recorders, and telemetry ground stations for both defense and commercial aerospace markets. The combination of ACRA’s customizable modular products, engineering expertise, and advanced technologies along with our existing current data recording and avionics solutions are expected to enable us to provide aerospace and defense customers with a fully integrated system featuring enhanced data acquisition capabilities, airborne ethernet data transmission and synchronization and wireless download of data to ground stations.

In 2011, the Integrated Sensing division acquired the assets of South Bend Controls, a designer and manufacturer of highly engineered, solenoid-based components used in critical applications across multiple markets. The company’s expertise, experience, and long-standing customer relationships are expected to provide us with a competitive position in the aerospace and defense markets, along with further penetration into the industrial and medical markets.

Competitive differentiators for Integrating Sensing include technical leadership and support, product price, and customer service. Integrated Sensing products are marketed through facilities in the United Kingdom, Germany, and the United States. Manufacturing facilities have been established in Mexico and China.

The following list defines our principal products and the markets served by the Motion Control segment.

Commercial Aerospace

•	Commercial Jet Transports, Business and Regional Jets

Secondary flight control actuation systems and electromechanical trim actuators
Aircraft cargo door and utility actuation systems
Fire detection and suppression control systems
Data acquisition systems

Flight data recorders
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
Data acquisition systems
Flight data recorders

•	Helicopters

Radar warning systems
Acoustic processing systems
Flight data recorders
Air data computers
Position sensors
Logic control modules and utility control electronics
Mission video displays, distribution systems, recorders, and associated products

•	Unmanned aerial vehicles

Integrated mission management and flight control computers
Sensor management systems
Weapons handling systems
Position sensors

Ground Defense

•	Tanks and light armored vehicles

Digital electromechanical aiming and stabilization systems
Fire control, sight head, and environmental control processors
Single Board Computers for target acquisition systems
Ammunition handling systems
Mission computing systems

Power management systems
Position sensors

Other Military & Government

•	High performance data communication products

Power conversion products

•	Space programs

Control electronics and sensors

•	Security systems

Perimeter intrusion detection equipment

•	FAA

Airport surface detection equipment radar video processing

General Industrial Markets

•	Automated industrial equipment

Air, sea, and ground simulation
Fractional horse power specialty motors
Force transducers
Joysticks
Sensors

Customer Concentration and Backlog

Sales by this segment to its largest commercial customer accounted for 10% of its net sales in 2011 and 2010, and 11% in 2009. The loss of this customer would have a material adverse effect on the Motion Control segment. Direct and end-use sales of this segment to government agencies, primarily the U.S. Government, in 2011, 2010, and 2009, accounted for 63%, 64%, and 70%, respectively, of total Motion Control net sales. Although the loss of this business would have a material adverse effect on the Motion Control segment, no single prime contractor to the U.S. Government to which we are a subcontractor provided greater than 10% of Motion Control revenue during any of the last three years.

Backlog for this segment at December 31, 2011, was $540 million, of which 73% ($397 million) is expected to be shipped after one year, compared with a backlog of $519 million at December 31, 2010. Substantially all amounts in backlog are funded and there were no significant contract cancellations which effected backlog in 2011. Raw materials are generally available in adequate quantities from a number of suppliers; however, we utilize sole-source suppliers in this segment. Thus, the failure and/or inability of a sole-source supplier to provide product to Motion Control could have an adverse impact on our financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

Metal Treatment

Our Metal Treatment segment provides unique and precise metallurgical processing services to enhance the performance and durability, extend the life, and prevent premature fatigue and failure on customer-supplied metal components. In 2011, net sales of our Metal Treatment segment of $283 million contributed 14% to our total net sales.

This segment’s primary markets are commercial and defense aerospace, oil and gas, power generation, and general industrial markets, including automotive, transportation, construction equipment, and miscellaneous metal working industries.

This segment provides five primary technical services on highly stressed, critical function metal parts: shot peening, specialty coatings, heat treating, laser peening, and analytical services.

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

We recently entered the thermal spray coatings arena, adding a new offering in the area of high technology coatings to Curtiss-Wright’s existing portfolio of niche coating technologies. Thermal spray coatings are synergistic with our current offering of highly engineered surface technologies services. Our offering includes high velocity oxygen fuel, plasma spray, and flame spray coatings.

We also have diversified our capabilities into the growing medical market by the addition of a vapor deposition process to apply parylene coatings to medical devices, including rubber and silicone seals and wire forming mandrels used in the manufacture of catheters. Parylene coatings provide resistance to solvents and moisture and are biocompatible.

Heat Treating

Heat treating is a process of exposing metal parts to precisely controlled temperature cycles to change the mechanical and metallurgical properties of the metal.

Laser Peening

Laser peening is a metal surface treatment process that utilizes a proprietary high energy laser developed by the Lawrence Livermore National Laboratory and adapted for use by Metal Treatment engineers. The laser peening process is being used in production to extend the life of critical industrial and flight turbine engine components. Future applications include high value, extreme service components in aircraft structures, oil and gas, medical implant, and marine applications. We retain the exclusive worldwide rights to the intellectual property necessary for the use of this laser architecture on laser peening of commercial products.

Analytical Services

Analytical Services provides mechanical and metallurgical testing services to materials across a broad range of industries. This recent addition to our portfolio is the cornerstone of a new engineered service business and enables us to enter a highly technical service niche in the manufacturing value chain for components used in premium industrial markets. Material testing is utilized in the on-going quality assurance of raw materials for production manufacturing as well as for the validation of new component designs.

In addition to the aforementioned capabilities, other services that are provided by our Metal Treatment segment include nondestructive inspection, plating, and anodizing. To expand our capabilities in these areas, in 2011 the Metal Treatment segment acquired certain assets of both the BASF Corporation’s Surface Technologies business and IMR Test Labs Inc.

BASF’s Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings which are utilized to protect and enhance a wide variety of critical components used in the aerospace, automotive, power generation, diesel, medical, and general industrial markets. These coatings provide thermal barrier protection, abrasion and erosion resistance, high temperature oxidation/corrosion resistance, and the capability to serve as a replacement of hard chrome plating. This business applies several different types of thermal spray coatings, including high velocity oxygen fuel, plasma spray, and flame spray coatings, which can all be tailored to the specific end use application.

The IMR Test Labs business is a provider of mechanical and metallurgical testing services for the aerospace, power generation, and medical markets. IMR’s complete range of testing capabilities includes fatigue testing, metallurgical analysis, chemical analysis, mechanical testing, failure analysis, and training.

Through a combination of acquisitions and new plant openings, we continue to increase Metal Treatment’s network of regional facilities. Metal Treatment operations are now conducted from 64 facilities located in the United States, Canada, United Kingdom, Western Europe, and Asia. Our Metal Treatment services are marketed directly by our employees. Although numerous companies compete in this field and many customers have the resources to perform such services themselves, we believe that our technical knowledge, quality of workmanship, and proximity to major customers provide a competitive advantage. We compete in this segment on the basis of quality, service, and price.

Customer Concentration and Backlog

Our largest customer in this segment accounted for approximately 8% of Metal Treatment’s sales during 2011, 10% of its sales during 2010, and 11% during 2009. Although the active customer base is in excess of 5,000, the loss of this customer would have a material adverse effect on the Metal Treatment segment.

The backlog of Metal Treatment was $3 million and $2 million, as of December 31, 2011 and 2010, respectively, substantially all of which is expected to be recognized in the first quarter of 2012. Due to the nature of our Metal Treatment services, we operate with a very limited backlog of orders and services that are provided primarily on new manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

The following list defines our principal products and the markets served by the Metal Treatment segment.

Commercial Aerospace

•	Peen Forming

Wing skin

•	Shot Peening

Aircraft structural components
Landing gear components
Turbine engine rotating components

•	Heat Treating

Aluminum structural components

•	Laser Peening

Turbine engine rotating components

•	Coatings

Thermal spraying of metallic and ceramic coatings for turbine engines
Fasteners
Sliding components

•	Analytical Services

Mechanical and metallurgical testing services
Chemical testing services

General Industrial

•	Shot Peening

Highly stressed metal components susceptible to fatigue
Welded components subject to distortion
Architectural structures
Engine and transmission components

•	Heat Treating

Miscellaneous engine, transmission, and structural components
Miscellaneous aluminum and steel components

•	Coatings

Fasteners
Brake and suspension components
Sliding components
Miscellaneous components subject to corrosion and sliding wear
Silicone and rubber medical components

•	Analytical Services

Mechanical and metallurgical testing services
Chemical testing services

Aerospace Defense

•	Shot Peening

Helicopter and fighter aircraft structural and turbine engine components

•	Laser Peening

Fighter aircraft structural components

Power Generation

•	Coatings

Thermal spraying of metallic and ceramic coatings for industrial gas turbines

•	Analytical Services

Mechanical and metallurgical testing services
Chemical testing services

Other Information

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2011, 2010, and 2009, our foreign operations generated 39%, 36%, and 35%, respectively, of our pre-tax earnings.

Government Sales

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 40%, 41%, and 42% of consolidated revenue during 2011, 2010, and 2009, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus fixed or award fees.

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

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue is recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Company-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $30 million, $26 million, and $29 million, in 2011, 2010, and 2009, respectively, and were attributed to customers within our Flow Control and Motion Control segments. Research and development expenses amounted to $62 million in 2011, $54 million in 2010, and $55 million in 2009.

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

Executive Officers

Martin R. Benante, age 59, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000. He has been a Director of the Corporation since 1999.

David J. Linton, age 56, has served as Co-Chief Operating Officer of the Corporation since November 2008 and President of Curtiss-Wright Flow Control Corporation since May 2004; prior to his promotion to Co-Chief Operating Officer Mr. Linton served as Vice President of the Corporation from May 2004, Vice President of Program Management, Raytheon Network Centric Systems from November 2003 to April 2004; Chief Executive Officer, Cordiem, Inc. from April 2001 to March 2003; Vice President and General Manager of Electric Systems, Hamilton Sundstrand Corporation, June 1998 to April 2001.

David C. Adams, age 57, has served as Co-Chief Operating Officer since November 2008 and President of Curtiss-Wright Controls from June 2005; prior to his promotion to Co-Chief Operating Officer Mr. Adams served as Vice President of the Corporation from November 2005; Senior Vice President, Electronic Systems of Curtiss-Wright Controls from February 2004 to June 2005; Group Vice President, Integrated Sensing from April 2002 to February 2004.

Thomas P. Quinly, age 53, has served as Vice President of the Corporation since November 2010 and President of Curtiss-Wright Controls, Inc. since November 2008; Senior Vice President, Embedded Computing of Curtiss-Wright Controls, Inc. since 2004.

Glenn E. Tynan, age 53, has served as Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002.

Michael J. Denton, age 56, has served as Vice President, Secretary, and General Counsel of the Corporation since August 2001.

Glenn G. Coleman, age 44, has served as Vice President and Corporate Controller of the Corporation since May 2008. Prior to his appointment, Mr. Coleman spent the preceding 10 years with Alcatel Lucent (formerly Lucent Technologies) in various positions, including Finance Vice President, Wireless Business Group from June 2007 to December 2007 and Finance Vice President, Americas Controller from January 2002 to May 2007.

Harry S. Jakubowitz, age 59, has served as Vice President of the Corporation since May 2007 and as Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005.

Paul J. Ferdenzi, age 44, has served as Vice President, Human Resources of the Corporation since November 2011 and has served as Associate General Counsel and Assistant Secretary of the Corporation since June 1999 and May 2001, respectively.

Employees

At the end of 2011, we had approximately 8,900 employees, 7% of which are represented by labor unions and covered by collective bargaining agreements.

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

In 2011, approximately 40% of our revenues were derived from or related to defense programs, with approximately 16% attributable to U.S. Navy procurements. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. While Department of Defense funding has grown rapidly over the past few years, the top-line DoD budget is expected to flatten or potentially decline over the next several years. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

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

A significant reduction in the purchase of our products by the U.S. government would have a material adverse effect on our business. The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, where it may:

•	terminate, reduce, or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds become unavailable; and

•	shift its spending priorities.

In addition, as a defense contractor, we are subject to risks in connection with government contracts, including without limitation:

•	the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed price contracts;

•	contracts with varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration;

•	cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase;

•	the failure of a prime contractor customer to perform on a contract; and

•	the fact that government contract wins can be contested by other contractors.

Our business could be adversely affected by a negative audit by the U.S. Government.

We operate in a highly regulated environment and have been, and expect to continue to be, routinely audited by the U.S. Government and others. On a regular basis, we monitor our policies and procedures with respect to our contracts to ensure consistent application under similar terms and conditions and to assess compliance with all applicable government regulations. Negative audit findings could result in termination of a contract, forfeiture of profits, or suspension of payments. From time to time, we are subject to U.S. Government investigations relating to our operations. Government contractors that are found to have violated the law, such as the False Claims Act or the Arms Export Control Act, or are indicted or convicted for violations of other federal laws, or are found not to have acted responsibly as defined by the law, may be subject to significant fines. Such convictions could also result in suspension or debarment from government contracting for some period of time. Given our dependence on government contracting, suspension or debarment could have a material adverse effect on our business.

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

We use estimates when accounting for long-term contracts. Changes in estimates could affect our profitability and overall financial position.

Long-term contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract as costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. It is possible that materially different amounts could be obtained, because of the significance of the judgments and estimation processes described above, if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7.

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

At December 31, 2011, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government and commercial contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The Corporation is a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2011 was $1.7 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

Our future financial results could be adversely impacted by asset impairment charges.

At December 31, 2011, we had goodwill and other intangible assets of approximately $1 billion, net of accumulated amortization, which represented approximately 40% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

We operate in highly competitive markets.

We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are technology, product quality, performance, price, service, previous installation history, technical expertise, and timeliness of delivery. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial condition, and results of operations could be materially and adversely impacted.

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

During 2011, approximately 30% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non- U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

We may be unable to protect the value of our intellectual property.

Obtaining, maintaining, and enforcing our intellectual property rights and avoiding infringing on the intellectual property rights of others are important factors to the operation of our business. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret, and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications, and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. When others infringe on our intellectual property rights, the value of our products is diminished, and we may incur substantial litigation costs to enforce our rights. Similarly, we may incur substantial litigation costs and the obligation to pay royalties if others claim we infringed on their intellectual property rights. When we develop intellectual property and technologies with funding from U.S. Government contracts, the government has the royalty-free right to use that property.

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

We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the anti-boycott provisions of the U.S. Export Administration Act. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot guarantee that our operations will never fail to comply with these laws and regulations. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

We are subject to liability under environmental laws.

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites, whether or not the waste was disposed of legally at the time in question. We are currently addressing environmental remediation at certain current and former facilities, and we have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and to establish reserves in our financial statements for future costs deemed probable and estimable. Although we have estimated and reserved for future environmental remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position.

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

As of December 31, 2011, we had $586 million of debt outstanding, of which $584 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 7% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (“FAA”) and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products that we sell to our aircraft manufacturing customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

Increasing costs of certain employee and retiree benefits could adversely affect our financial position, results of operations, or cash flows.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. U.S. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, expected future medical cost inflation, and expected compensation increases. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7. Although U.S. GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law, Employee Retirement Income Security Act, and discretionary contributions to improve the plans’ funded status. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses.

Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, financial markets in the United States, Europe, and Asia have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions, and the effects they will have on our business and financial condition.

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

Intrusion on our systems could damage our business.

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information, in our servers and on our databases. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at a leased facility in Parsippany, New Jersey. As of December 31, 2011, we had 196 facilities worldwide. Approximately 65% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 35% operate as selling and administrative offices facilities. The number and type of facilities utilized by each of our reportable segments is summarized below:

Owned Facilities Location	Flow Control	Motion Control	Metal Treatment	Total
North America	14	2	18	34
Europe	1	1	11	13
Asia	1	—	—	1

Total	16	3	29	48

Leased Facilities Location	Flow Control	Motion Control	Metal Treatment	Total
North America	51	23	35	109
Europe	4	15	13	32
Asia	2	2	2	6

Total	57	40	50	147

Flow Control has principal manufacturing facilities located in Canada, New York, Pennsylvania, and Texas. Motion Control has principal manufacturing facilities located in California, Canada, Mexico, and North Carolina. Metal Treatment has principal manufacturing facilities located in England. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

We have been named in approximately 177 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 163 and 220 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Mine and Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange under the symbol CW.

Stock Price Range	2011		2010
Common Stock
	High	Low	High	Low
First Quarter	$38.92	$32.34	$36.48	$28.32
Second Quarter	35.75	30.97	37.54	28.92
Third Quarter	33.15	25.67	31.49	26.11
Fourth Quarter	36.00	26.92	34.01	28.78

As of January 1, 2012, we had approximately 5,347 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

Our quarterly dividend payments were constant in 2011 and 2010.

Common Stock	2011	2010
First Quarter	$0.08	$0.08
Second Quarter	0.08	0.08
Third Quarter	0.08	0.08
Fourth Quarter	0.08	0.08

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2011, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,917,164(a)	$31.83	1,964,048(b)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)

Consists of 4,700,632 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Long-Term Incentive Plan, 142,515 shares issuable under the Employee Stock Purchase Plan, and 74,017 shares outstanding under the 2005 Stock Plan for Non- Employee Directors.

(b)

Consists of 505,010 shares available for future option grants under the 2005 Long-Term Incentive Plan, 1,424,322 shares remaining available for issuance under the Employee Stock Purchase Plan, and 34,716 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2011.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
November 1–November 30	231,800	$31.15	231,800	3,458,200
December 1–December 31	29,203	32.75	261,003	3,428,997

For the quarter ended	261,003	$31.33	261,003	3,428,997

We repurchase shares under a program announced on September 28, 2011, which authorizes the Corporation to repurchase up to 3,000,000 shares of our common stock, in addition to approximately 690,000 shares remaining under a previously authorized share repurchase program, and is subject to a $100 million repurchase limitation. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH

The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P 500 Aerospace & Defense Index. The graph assumes an investment of $100 on December 31, 2006 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2006	2007	2008	2009	2010	2011
Curtiss-Wright Corp	100	136.17	91.35	86.59	92.73	99.68
S&P SmallCap 600 Index	100	99.70	68.72	86.29	109.00	110.10
Russell 2000	100	98.43	65.18	82.89	105.14	100.75
S&P 500 Aerospace & Defense	100	119.32	75.72	94.38	108.64	114.37

Item 6. Selected Financial Data.

The following table presents our selected financial data, which is derived from the audited financial statements. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

CONSOLIDATED SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net sales	$2,054,130	$1,893,134	$1,809,690	$1,830,140	$1,592,124
Net earnings	130,423	106,598	95,221	109,390	104,328
Total assets	2,652,837	2,242,018	2,142,041	2,042,030	1,985,560
Total debt	586,430	396,644	465,093	516,709	511,904
Basic earnings per share	$2.81	$2.33	$2.10	$2.45	$2.35
Diluted earnings per share	$2.77	$2.30	$2.08	$2.41	$2.32
Cash dividends per share	$0.32	$0.32	$0.32	$0.32	$0.28

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment. For further information on our products and services and the major markets served by our three segments, refer to the Business Description in Part I, Item I of this Annual Report on Form 10-K. The following charts represent our sales by market for 2011 and 2010:

Market Analysis and Economic Factors

In 2011, Curtiss-Wright produced solid sales and stronger profitability driven by robust demand for our unique and highly engineered products and services across most of our end markets. We have a diversified product portfolio, and our three reportable segments are solidly positioned in our core markets: defense, power generation, oil and gas, commercial aerospace, and general industrial. Furthermore, our technologies are relied upon to provide increased safety, reliability, and performance in the most demanding environments, serving numerous customers across a multitude of industries.

Modest overall defense sales growth of 4% was driven by increased demand for our technologies across several of the defense markets. In particular, we experienced 11% growth in our aerospace defense market, led by a strong surge in sales to various helicopters programs, most notably for the Black Hawk, as well as improved demand on various fighter aircraft programs. Elsewhere, sales to the naval defense market were mixed, dropping 1% overall, as the ramp-up in production on the Virginia class submarine program and CVN-79 Ford class aircraft carrier, along with the shift to full production on the Advanced Arresting Gear program, were not enough to offset the winding down in production-related sales on the CVN-78 aircraft carrier and the Electro-Mechanical Aircraft Launch System program. Sales to the ground defense market declined 3% due to continued reductions in reset and modernization opportunities on various ground vehicles, primarily due to reduced spending on the Bradley Fighting Vehicle, as well as the winding down on the Future Combat Systems (“FCS”) program. Sales to the international ground defense market were strong, led by increased demand for our turret drive stabilization systems. Across our defense businesses, we saw increased demand for our embedded computing technologies on new domestic programs and upgrades, which is in line with the U.S. Government’s continued focus on expanding ISR and unmanned applications, as well as a steady rise in sales to foreign military platforms.

Following a period of significant growth in the overall defense budget and related supplemental budgets seen in the previous decade, future defense spending is expected to moderate and eventually flatten out in the coming years, as several large development programs have been delayed or cancelled, and the current Administration looks to decrease troops stationed abroad.

Our commercial markets increased 12% in 2011, driven by solid organic sales in our commercial aerospace and power generation markets, along with general improvements to global economies which benefited our general industrial market. In particular, we experienced a strong increase of 30% in our commercial aerospace market due to increased production by both Boeing and Airbus, while our general industrial market, grew 17% over the prior year, led by strong sales to the automotive, transportation, and HVAC industries. Meanwhile, we experienced some weakness in our oil and gas markets, which declined 4% due to customer delays and reduced capital spending on larger projects, primarily from international customers, despite marked improvement in maintenance, repair, and overhaul (“MRO”) and super vessels sales.

Economic Factors Impacting Our Markets

Looking forward, we believe that most industries within our commercial markets will likely experience solid improvements as global economies continue to improve off of the recent lows, and our unique and highly engineered products and services, which are typically provided through long-term programs, will continue to generate demand. We expect the commercial aerospace market to increase in the near-term as ongoing demand for new aircraft deliveries drives production increases and the global economic recovery stimulates the travel and transportation industries. In addition, we expect continued growth in our power generation market, due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction. We also expect a rebound in our oil and gas market, led by improved MRO activity as world economies continue to strengthen. We believe our performance in the energy markets will be aided by the ongoing focus on resource independence and environmental issues. U.S. defense spending levels are expected to slow considerably over the next few years with a repositioning of the U.S. defense budget, while higher costs for labor will likely reduce funding available for certain development and production programs.

General Economy

Many of our U.S industrial businesses are driven in large part by global economic growth. As the world economies continue to recover from the 2008-2009 global recession, as well as the aftermath of the earthquake and tsunami that struck Japan early in 2011, the pace of recovery has been slow compared to past recessions. In 2011, the U.S. economy, as measured by real gross domestic product (“GDP”), showed modest, sequential improvements throughout the year resulting in annual GDP growth of 1.7% according to the most recent estimate, compared with a 3% annual increase in 2010. Despite a slow start to the year, improvements in GDP reflected the ongoing turnaround from the previous global economic recession. Full year 2011 industrial production improved 4.1% based on the most current estimates, building on the 5.3% gain in 2010. Through December 2011, industrial production figures posted ten consecutive quarterly gains, a positive sign for several of the markets in which we participate. Additionally, capacity utilization in 2011 reached the highest level in three years. Other general sectors of the economy such as: unemployment levels, real estate markets, and growth in household income, remain weak.

In 2012, the broader U.S. economy is expected to continue to recover, with world economies showing improvements off of recessionary lows. Current estimates for U.S. GDP growth range from 1.8% to 2.1%. However, world economies are likely to experience continued volatility due to the impact of Europe’s debt crisis and possible contagion effects that could undermine economic growth in Europe and the rest of the world. Overall, we remain cautiously optimistic that our commercial and industrial markets will continue to improve in 2012.

Defense

During 2011, approximately 40% of our business was attributed to the defense sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the DoD budgets and funding levels.

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance defense platforms including: aircraft carriers, submarines, destroyers, and the F-18 Super Hornet for the U.S. Navy; the U.S. Coast Guard Deepwater program; the F-35 JSF, P-8 Poseidon, F-16 Falcon, V-22 Osprey, and Unmanned Aerial Vehicle programs, such as the Global Hawk, for the U.S. Air Force; and the UH-60 Black Hawk, AH-64 Apache and CH-47 Chinook helicopters, the Abrams Tank, the Bradley Fighting Vehicle, and the Stryker for the U.S. Army. In addition, we are involved in many of the future military systems that are currently in development, such as the U.S Army’s Ground Combat Vehicle, the U.S. Navy’s BAMS variant of the Global Hawk platform and the Navy’s next-generation Ohio Class replacement submarine program. We also provide a variety of products to non-U.S. military programs in Europe, the Asia Pacific region, the Middle East, South America, and Canada.

The U.S. Defense budget serves as a leading indicator of our defense market, and its future outlook has been marked with some uncertainty. In 2010 and 2011, U.S. defense spending levels, as measured by the DoD funding, began to slow after years of strong growth. However, increased C4ISR funding in 2011 was one of the key positives as it relates to our business, as our embedded computing products and electronics systems benefited from the increased focus and are expected to continue to receive solid funding in future years.

Fiscal year 2011 served as an active year for defense budget analysis, particularly in the fall of 2011 when the Congressional “Super Committee,” created from the Budget Control Act of 2011, failed to agree on necessary budget cuts and created further uncertainty within the DoD budgetary environment. The 12-member Super Committee failed to identify $1.2 trillion of savings in order to further reduce the country’s mounting deficit. The inability to reach a deal and produce additional savings means that sequestration, or automatic cuts of $1.2 trillion over 10 years, could take effect beginning in January 2013. As a result, the U.S. Defense budget is subject to additional cuts of $500 billion over the next 10 years.

Rather than operate under a continuing resolution for all of government fiscal year 2012, Congress passed a $1 trillion Omnibus spending bill in mid-December 2011 to fund the U.S. Government for the remainder of fiscal year 2012. The Omnibus package includes a $531 billion base budget (a slight increase compared to the base fiscal year 2011 budget) and $115 billion of wartime or Overseas Contingency Operations (“OCO”) funding, both lower than the President’s request. Both figures are in-line with Defense Secretary Panetta’s guidance to deliver approximately $487 billion in cuts over 10 years, which is relative to the previous (fiscal year 2012) Future Years Defense Plan (“FYDP”). OCO funding was lower, as a result of scaled down operations and reduced need for troops in Iraq and Afghanistan.

On January 5, 2012, President Obama and Defense Secretary Leon Panetta provided strategic guidance to serve as a precursor to the 2013 FYDP. The new strategic guidance is consistent with the “Defense Cap” scenario of the Budget Control Act, which implies positive nominal growth in the base budget. It does not include sequestration cuts that were triggered by the failure of the super committee (scheduled to go into effect in January 2013). Two areas in which we participate—C4ISR and unmanned systems—are likely to receive increased funding in the coming future years plan.

The release of the initial fiscal year 2013 DoD Budget Request will play a key role in shaping future military budgets, as it indicated a smaller and leaner structure moving forward, consistent with the President’s strategy. The Pentagon is requesting $525 billion for its base budget in fiscal year 2013, a $6 billion reduction from the prior year request, including a reduction of $88 billion in OCO funding. The outcome pointed to a reduction in certain underperforming military programs while slowing down production of others, as well as substantial force size reductions over the next five years. Some of the reductions and cancellations will impact programs in which we participate, although we do expect to benefit from the increased focus on new ISR, electronic warfare, and communications capabilities.

In naval defense, the fiscal year 2012 budget indicates continued support and funding for the U.S. Navy’s shipbuilding program, and includes construction of two Virginia class submarines in fiscal year 2012, as well as funding for the restart of the DDG 51 class destroyer construction program. While the fiscal year 2012 budget includes continued development of the Ohio Class SSBN submarine replacement program (“ORP”), the launch date was pushed out by two years to 2021 in the DoD Budget Request. The ORP program received $672 million of Research and Development (“R&D”) funding in fiscal year 2011 and has requested more than $1 billion in fiscal year 2012. The U.S. Navy is expected to procure 11 new ships in fiscal year 2012 and 56 ships through fiscal year 2016. In addition to the increase in production from one to two Virginia class submarines per year starting in fiscal year 2011, as part of an eight submarine multi-year contract, work on the new CVN-79 Ford class aircraft carrier is expected to ramp up significantly as part of the 5-year build cycle on aircraft carriers. Overall, the fiscal year 2012 budget includes increased funding for the U.S. Navy shipbuilding program, with plans to balance capability, affordability, and industrial base stability.

In aerospace defense, production-related funding is expected to be positive on programs such as the F-35, Global Hawk, and P-8, as well as modest demand for helicopters and other ISR applications. However, we expect our performance in this market to be impacted by reduced year-over-year funding levels and program restructuring, particularly on the F-35, as well as the winding down of development for the Air Force’s Global Hawk program and lower volumes on the F-16.

In ground defense, new production orders and resets on the Bradley Fighting Vehicle slowed as U.S. military ground forces shifted from Iraq to Afghanistan, lessening the need for an equivalent complement of wheeled vehicles given the mountainous terrain. While we anticipate ground vehicle upgrades and modernization programs will continue to be funded, the timing is uncertain following years of rapid growth from the supplemental defense budgets and the impending draw down of our forces from overseas operations. We anticipate future spending will include technology upgrades on current platforms, such as the Abrams, Bradley, and Stryker, programs, as well as the development of newer manned and unmanned platforms.

As the core defense budget is expected to moderate and eventually flatten over the next few years, reductions in supplemental spending, as well as the trimming of procurement and investment accounts, could negatively impact overall demand for some of our technologies. In the near-term, however, the global war on terror, emerging security challenges around the globe, and the need to replace worn-out equipment may provide some modest opportunities for our defense oriented products. Additionally, as is typical in an election year, the 2012 Presidential election is unlikely to result in near-term funding and force structure changes. While DoD funding fluctuates year-by-year and program-by-program, the primary risk facing Curtiss-Wright would be the termination of a Navy nuclear program, such as the aircraft carrier or submarine, which for the moment does not appear to be under consideration. Although we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets.

Commercial Aerospace

Approximately 15% of our revenue is derived from the global commercial aerospace market. Our primary focus in this market is OEM products and services for commercial jets. We are expanding into the regional and business jet sectors with new content on the Cessna, Embraer, and Learjet platforms, and are providing increasing content to commercial helicopters. Our Motion Control segment primarily provides flight control and utility actuation systems, sensors, and other electronics to Boeing as well as electronic products to Airbus. The Metal Treatment segment uses shot peen forming on the majority of Airbus aircraft wing skins; and laser peen forming on certain wing skins of the Boeing 747-8. Shot and Laser Peening are also utilized on highly stressed components of turbine engines, landing gear, and aircraft structures. Demand for our commercial aerospace products and services is primarily driven by increased customer production levels, including new platforms for both Boeing and Airbus, increased demand for Sikorsky helicopters, and our successful introduction of new products for existing programs.

The largest driver of the commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data supports a modest increase in commercial aircraft deliveries over the next few years, as 2011 marked the first year in a multi-year production up-cycle for the commercial aerospace market. Over the next few years, OEM-oriented companies are expected to perform well, due to planned increases in production by Boeing and Airbus, on both legacy and new aircraft. As such, after a solid performance in 2011, the commercial aerospace business is expected to continue its strong growth in 2012. Industry experts also expect a solid outlook for both regional and business jets.

Oil and Gas

Approximately 12% of our revenue is derived from the oil and gas market. We provide critical-function valves, process vessels, and control electronics to this market through our Flow Control segment as well as various metal treatment services on highly stressed metal components through our Metal Treatment segment. Our significant portfolio of advanced technologies for this market includes integrated systems technologies developed for secondary refining processes such as delayed coking, catalytic cracking, and hydrotreating, as well as a large portfolio of safety-related valve and pressure protection technologies and digital process control electronics, which provide protection throughout the entire refinery, as well as in petrochemical and other processing plants. In 2011, we expanded our offering in this market through the development of a state-of-the-art manufacturing facility to build large, thick-walled super vessels such as coke drums, fractionators, fluid catalytic cracking units, and hydrotreaters for the refining, chemical, and nuclear power industries.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations, which is experienced by both our domestic and international customers. Refiner profitability and global crude oil prices in general will impact their capital spending levels. In 2011, the oil and gas market continued to be hampered by a reduction in new capital equipment orders due to a lack of capital spending, despite a rebound in MRO activity. Crude oil prices (based on West Texas Intermediate) increased approximately 20% in 2011, due to ongoing volatility, lingering concerns stemming from Libya, and uncertainty regarding Europe’s debt crisis. Prices are forecasted to continue to grow in 2012, albeit at a much slower pace, according to the Energy Information Administration (“EIA”), as world economies recover and demand continues to outpace supply. Meanwhile, despite somewhat improved refinery margins in 2011 compared to the prior year, the significant downward trend experienced over the past 6 months along with continued tight crack spreads (the spread between light and heavy crude) have led to modest uncertainty for future refinery margins for 2012. Furthermore, lower U.S. crude oil production in 2011 led to weaker capital expenditures for downstream refining, the key segment of the oil and gas market in which we participate, driving further market uncertainty for 2012.

Looking ahead, we believe a base level of maintenance capital spending will result in continued demand for our products, in particular for our pressure-relief valve technologies and field services, as refineries opportunistically service or upgrade equipment which has been operating at full capacity in recent years. We also expect solid sales related to our recently introduced super vessels, building on solid new order activity from the latter half of 2011. As global demand begins to rebound, we anticipate increased sales of our complete coker deheading system, which includes top and bottom unheading valves, isolation valves, cutting tools, and valve automation, process control, and protection systems, which enables safer coke drum operation during the refining process. Additionally, global environmental concerns will drive incremental spending to comply with more stringent emissions standards. Longer term, as global dependence on natural resources persists, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities will arise for Flow Control products. We continue to take a long-term view that energy and energy production, transmission, and consumption will provide a foundation of economic strength.

Power Generation

Approximately 19% of our revenue is derived from the commercial nuclear power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, and enterprise resource planning and plant process controls through our Flow Control segment. We are one of a small number of companies that provides N-stamp quality assurance certification necessary for supplying nuclear plant equipment. Many of the companies that originally participated in the nuclear power plant construction market years ago have since exited this market. We provide diagnostic equipment, consulting, inspection, and testing services that support plant life extensions and power uprates on all of the 104 operating reactors in the U.S., as well as operating reactors located throughout the world.

According to the NRC, nuclear power comprises approximately 20% of all the electric power produced in the United States, with 104 reactors operating across 65 nuclear power plants in 31 states. Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the operating U.S. nuclear power plants have applied for or will be applying for plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2011, 71 reactors have received plant life extensions, applications from 15 additional reactors have been submitted and are pending approval, and letters of intent to apply have been submitted from 17 more reactors with expected application submittal dates from 2012 through 2017.

Additionally, as assessments and analysis from the events at Fukushima drive safety and reliability improvements, we expect to see increased opportunities worldwide for our vast portfolio of advanced nuclear technologies that are specifically designed to enhance plant safety, fire safety, seismic design and controls, spent fuel storage, backup site power, and also comply with other regulatory requirements on existing plants.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in global commercial nuclear power demand over the next several years. The Energy Information Administration forecasts that worldwide total energy consumption is expected to grow by 53% between 2008 and 2035, increasing at an average annual rate of 1.6%. Continued growth in global demand for electricity, especially in developing countries with limited supply such as China and India, will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a reassessment of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

Domestically, applications for 28 new reactors at 19 power plants have been submitted to the NRC. Thus far, the Westinghouse AP1000 reactor design, for which we are the sole supplier of reactor coolant pumps, has been selected for 14 of the potential new reactors. Our Flow Control segment has significant content on the AP1000 reactor, the only Generation III+ advanced design certified by the NRC.

Internationally, new nuclear plant construction is active. Currently there are approximately 63 new reactors under construction in 15 countries, 156 more planned, and another 343 proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. Looking ahead, worldwide nuclear energy consumption is expected to grow at an average annual rate of 2.4% through 2035, according to the EIA, including more than 10% annual growth in China and India.

As a result, we expect to see continued solid new order activity and increased sales for our vast array of nuclear technologies supporting our operating and new build nuclear power generation businesses.

General Industrial

Approximately 14% of our revenue is derived from the general industrial market, which consists primarily of metal treatment services, analytical services, industrial sensors, and motor and machine control systems for OEMs and industrial customers, including the HVAC, automotive, construction, transportation, entertainment, and medical industries. Our performance in this market is typically sensitive to the performance of the U.S. and global economies.

For 2011, we experienced a broad increase in our general industrial market, as we benefited from the early stages of a global economic recovery, particularly in the U.S. This demand was primarily related to improved performance in sensors, and controls systems, metal treatment services, and commercial HVAC products. In particular, we had strong sales in our automotive market to both domestic and international customers, due to the increase in global auto production. Looking ahead, based on expectations for improved global economic conditions in 2012, the general industrial market is likely to experience modest growth based on higher volumes across several industries in which we participate.

Results of Operations

	Year Ended December 31,			Percent changes
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands, except percentages)
Sales:
Flow Control	$1,060,774	$1,024,828	$985,172	4%	4%
Motion Control	710,037	647,031	621,038	10%	4%
Metal Treatment	283,319	221,275	203,480	28%	9%

Total sales	$2,054,130	$1,893,134	$1,809,690	9%	5%

Operating income:
Flow Control	$103,421	$104,391	$92,721	(1%)	13%
Motion Control	81,009	80,410	80,949	1%	(1%)
Metal Treatment	43,992	25,842	19,891	70%	30%

Corporate and eliminations	(23,466)	(30,820)	(24,242)	(24%)	27%

Total operating income	$204,956	$179,823	$169,319	14%	6%

Interest expense	(20,834)	(22,107)	(25,066)	(6%)	(12%)
Other income, net	867	579	1,006	50%	(42%)

Earnings before income taxes	184,989	158,295	145,259	17%	9%
Provision for income taxes	(54,566)	(51,697)	(50,038)	6%	3%

Net earnings	$130,423	$106,598	$95,221	22%	12%

New orders	$2,065,997	$1,918,536	$1,730,477
Backlog	$1,695,419	$1,669,964	$1,626,895

Sales

Sales increased $161 million, or 9%, in 2011, as compared with 2010, and $83 million, or 5%, in 2010, as compared with 2009. The increase in sales in 2011 primarily reflects higher volume in all segments, with the largest percent increase occurring in the Metal Treatment segment. The increase in sales in 2010 is due to higher organic sales in our Flow Control and Metal Treatment segments as well as higher incremental sales in our Motion Control segment. The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

	Year Ended December 31,			Percent changes
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands, except percentages)
Defense markets:
Aerospace	$305,430	$274,861	$241,874	11%	14%
Ground	119,675	123,998	172,288	(3%)	(28%)
Naval	362,828	365,012	319,282	(1%)	14%
Other	32,305	25,901	26,305	25%	(2%)

Total Defense	$820,238	$789,772	$759,749	4%	4%
Commercial markets:
Aerospace	$314,580	$242,610	$224,404	30%	8%
Oil and Gas	249,494	259,450	270,619	(4%)	(4%)
Power Generation	383,364	356,560	347,745	8%	3%
General Industrial	286,454	244,742	207,173	17%	18%

Total Commercial	$1,233,892	$1,103,362	$1,049,941	12%	5%

Total Curtiss-Wright	$2,054,130	$1,893,134	$1,809,690	9%	5%

Components of sales and operating income growth (decrease):

	2011 vs. 2010		2010 vs. 2009
	Sales	Operating Income	Sales	Operating Income
Organic	4%	17%	3%	12%
Acquisitions/divestitures	4%	(1%)	2%	0%
Foreign currency	1%	(2%)	0%	(6%)

Total	9%	14%	5%	6%

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Commercial sales increased $131 million, or 12%, as compared to the prior year period, primarily due to increased sales across most of our major markets. The higher sales in the commercial aerospace, general industrial, and power generation markets were primarily due to increased demand for our metal treatment services, increased sales of flight controls on Boeing aircraft as well as our Douglas acquisition, and higher sales in support of AP1000 and other operating reactor projects. The increases were partially offset by a decline in the oil and gas market, primarily due to the timing of new orders for international capital projects.

Defense sales increased $30 million, or 4%, as compared to the prior year period, primarily due to higher sales in the aerospace defense market. Sales in the aerospace defense market improved due to increases on the V-22 Osprey program and higher sales of our embedded computing and sensing products on the Blackhawk, offset by expected decreases on the F-22. The slight decrease in sales in the ground defense market is due to lower sales on the Bradley program somewhat offset by higher sales of turret drive servo systems and ammunition handling systems to international customers. The slight decrease in sales in the naval defense market is primarily due to declines in production cycles on certain aircraft carrier programs, particularly the CVN-78 and the Electromagnetic Aircraft Launching System. These decreases were somewhat offset by increased production on the Virginia class submarine.

Operating income

Operating income increased $25 million, or 14%, as compared to the prior year period, primarily due to higher sales volume in our Metal Treatment segment resulting in improved absorption of overhead costs, as well as contributions from our 2011 acquisitions of BASF Surface Technologies and IMR Test Labs. This increase was partially offset by lower operating income and operating margins in our Flow Control segment, largely driven by a decline in international capital projects in our oil and gas business. In our Motion Control segment, higher sales volume of our sensors and controls products and ammunition handling systems contributed to improved operating income, somewhat offset by the negative impacts of unfavorable foreign currency translation as well as purchase accounting and transaction costs of our ACRA acquisition.

Non-segment operating expense

The decrease in non-segment operating expense in 2011 of $7 million, as compared to the prior year period, is primarily due to anticipated lower legal and medical expenses in the current year period.

Interest expense

Interest expense decreased $1 million in 2011, as compared to the prior year period, primarily due to lower average debt levels and interest rates for the period. In December 2011, we completed a $300 million private placement offering, which was used, in part, to pay down our revolving credit facility. The December 2011 private placement offering, less the pay down of the revolving credit facility, increased our outstanding debt levels as of December 31, 2011. However, our debt levels were lower through most of 2011 than the prior year.

Effective tax rate

Our effective tax rates for 2011 and 2010, were 29.5%, and 32.7%, respectively. The decrease in the effective tax rate in 2011, as compared to 2010, is primarily due to a $4.1 million research and development tax credit recognized in the current year that did not occur in the prior year. For further information on the changes in effective tax rates, see Note 11 to the Consolidated Financial Statements.

Net earnings

Net earnings increased $24 million in 2011, as compared to the prior year period, primarily due to the higher operating income, lower interest expense, and lower effective tax rates discussed above.

Backlog and new orders

Backlog increased 2% to $1,695 million at December 31, 2011 from $1,670 million at December 31, 2010. New orders increased $147 million in 2011 as compared to the prior year period, primarily due to an increase in new orders in the power generation market that support existing nuclear operating reactors, increased demand in the oil and gas market for MRO projects, strong demand in the commercial aerospace market due to production rate increases by the OEM’s, and increased orders in the naval defense market for the CVN-79 program. Acquisitions contributed incremental new orders of $92 million to the current year.

Year ended December 31, 2010 compared to year ended December 31, 2009

Sales

Commercial sales increased $53 million or 5%, as compared to the prior year period, primarily due to increased sales in our commercial aerospace and general industrial markets. Sales in our commercial aerospace market increased due to increased demand for our sensors and controls products used on various commercial aircraft as well as the ramp-up of production on the Boeing 787 program. In addition, sales increased in our general industrial market for our industrial control and embedded computing products as well as our shot peening, heating treating, and coating services, respectively.

Defense sales increased $30 million or 4%, as compared to the prior year period, primarily due to higher sales in the aerospace and naval markets. The improvements were driven by increased sales supporting ISR applications, including the Global Hawk Unmanned Aerial Vehicle and various helicopter programs, as well as the Virginia class submarine program. The increased sales were largely offset by declines in the ground defense market, due to lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles, as well as lower sales due to the cancellation of the FCS program.

Operating income

Operating income increased $11 million or 6%, as compared to the prior year period, primarily due to improvements in our Flow Control and Metal Treatment segment. The improvement in our Flow Control and Metal Treatment segments were driven by both improved absorption on increased sales volumes and benefits generated from our cost reduction and restructuring programs.

Non-segment operating expense

Non-segment operating expense increased $7 million in 2010, as compared to the prior year period, primarily due to higher medical and pension expenses.

Interest expense

Interest expense decreased $3 million in 2010, as compared to the prior year period, primarily due to a reduction in our average outstanding debt, which decreased 11%, mainly due to making additional payments on our revolver.

Effective tax rate

Our effective tax rates for 2010 and 2009 were 32.7%, and 34.4%, respectively. The lower effective tax rate in 2010, as compared to 2009, is primarily due to foreign tax credits that were generated by a repatriation of cash from certain foreign locations in 2010. For further information on the changes in effective tax rates, see Note 11 to the Consolidated Financial Statements.

Net earnings

Net earnings increased $11 million in 2010, as compared to the prior year period, primarily due to higher operating income, lower interest expense, and lower effective tax rates discussed above.

Backlog and new orders

Backlog increased 3% to $1,670 million at December 31, 2010 from $1,627 million at December 31, 2009. New orders increased $188 million in 2010, as compared to the prior year period. The increase is attributable to a large number of orders, distributed across our ground defense, aerospace defense, commercial aerospace, and oil and gas markets, partially offset by the timing of new orders on long-term naval defense contracts. In 2010, acquisitions contributed incremental new orders of $34 million.

RESULTS BY BUSINESS SEGMENT

Flow Control

	Year Ended December 31,			Percent Changes
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In thousands, except percentages)
Sales	$1,060,774	$1,024,828	$985,172	4%		4%
Operating income	103,421	104,391	92,721	(1%)		13%
Operating margin	9.7%	10.2%	9.4%	(50	)bps	80	bps
New orders	$1,072,969	$987,544	$979,755	9%		1%
Backlog	$1,154,147	$1,148,712	$1,182,184	0%		(3%)

Components of sales and operating income growth (decrease):

	2011 vs. 2010		2010 vs. 2009
	Sales	Operating Income	Sales	Operating Income
Organic	1%	0%	4%	15%
Acquisitions/divestitures	3%	(1%)	0%	0%
Foreign currency	0%	0%	0%	(2%)

Total	4%	(1%)	4%	13%

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Sales increased $36 million, or 4%, year-over-year, due to the incremental contributions from acquisitions as well as increased sales in the power generation, commercial aerospace, and general industrial markets. The increased sales in the power generation market was due to progress on the AP1000 domestic and China reactor projects as well as increased product demand on domestic operating reactors. In addition, higher sales of our commercial heating, ventilation, and air conditioning products contributed to the increase in our general industrial market. Our acquisition of Douglas, which expands our presence in the commercial aerospace market, contributed $22 million of sales to this market in 2011. These increases were partially offset by a decline in the oil and gas market due to delays in international spending on capital projects.

Sales in the defense market decreased slightly due to declines in production cycles on certain aircraft carrier programs, particularly the CVN-78 and the Electromagnetic Aircraft Launching System. These decreases were somewhat offset by increased production cycles on the Virginia class submarine, Advanced Arresting Gear, and CVN-79 aircraft carrier programs.

Operating income

Operating income decreased $1 million, or 50 basis points, compared to the prior year. The decrease was mainly due to under absorption of fixed overhead costs in our oil and gas division, primarily the result of delays in new capital projects with international customers as well as start-up costs relative to our super vessel business. In addition, we had certain changes to our cost estimates on long-term contracts, which had an overall minimal effect on 2011 results. Included within these changes were net additional investments of $10 million to address a localized heating issue in the reactor coolant pump (“RCP”) that we are supplying for the Westinghouse AP1000 nuclear power plants in China. The net impact of the additional investments in the RCPs was offset by cost decreases on other long-term contracts; particularly for certain U.S. Naval and Aircraft carrier programs, as progressive improvements in production resulted in realized cost decreases. As the revenue related to long-term contracts is recorded on the percentage-of-completion method, the cumulative effect of changes to estimated total contract costs were recognized in the current year. In our other major markets, particularly nuclear power, operating income improved primarily due to higher sales volume and our cost containment efforts.

Backlog and new orders

Backlog was essentially flat as compared to the prior year period. New orders increased $85 million, as compared to the prior year period, primarily due to higher orders in the power generation market that support existing nuclear operating reactors as well as increased demand in the oil and gas market for MRO projects. Acquisitions contributed $35 million of incremental new orders to the current period.

Year ended December 31, 2010 compared to year ended December 31, 2009

Sales

Sales increased $40 million, or 4%, year-over year, largely due to increased sales in the defense, power generation, and general industrial markets, partially offset by a decrease in the oil and gas market.

The increase in sales in our defense markets was driven by increases in production on the Virginia class submarine programs due to the advanced procurement for the ramp up in production from one to two submarines per year. In addition, we had increases in production on the CVN-79 Ford class aircraft carrier programs, in particular pumps and generators, as well as increased sales of our helicopter handling systems. These increases in naval defense were partially offset by lower sales on the CVN-78 Ford class aircraft carrier program, as our efforts shift toward the CVN-79, and a reduction in production on the DDG1000 destroyer program as we completed the third and final ship in the fourth quarter of 2010.

Our commercial markets were relatively flat from the prior year period, as growth in our power generation and general industrial markets were offset by declines in the oil and gas market. In our power generation market, we continued to experience increased demand for upgrades and plant maintenance on domestic nuclear reactors as well as increases in our domestic sales of our next-generation reactor coolant pumps for the AP1000 nuclear reactors; however, these increases were largely offset by lower AP1000 sales in China. The growth in our general industrial market was mainly due to higher demand for our industrial control products due to the timing of order placement in the HVAC industry. Within our oil and gas market, we experienced a decrease in domestic sales of our engineered process vessels and continued to experience delays in new order placement for our traditional valve products; however, these declines were somewhat offset by an increase for our coker valve products in the international market.

Operating income

Operating income increased $12 million, or 13%, mainly due to improved absorption on increased sales volume and benefits generated by our cost reduction and restructuring programs. These improvements were somewhat offset by strategic investments in the AP1000 program and consolidation costs in our oil and gas business. Acquisitions had a minimal impact on our operating income in the current year, while foreign currency translation had an unfavorable impact of $2 million.

Backlog and new orders

Backlog decreased $33 million or 3% as compared to the prior year period. New orders increased by $8 million in 2010, as compared to the prior year period, mainly due to growth in orders within our international oil and gas market, partially offset by the timing of new orders on long-term naval defense contracts. Acquisitions contributed $3 million of incremental new orders to the current period.

Motion Control

	Year Ended December 31,			Percent Changes
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In thousands, except percentages)
Sales	$710,037	$647,031	$621,038	10%		4%
Operating income	81,009	80,410	80,949	1%		(1%)
Operating margin	11.4%	12.4%	13.0%	(100	)bps	(60	)bps
New orders	$709,194	$709,429	$547,494	0%		30%
Backlog	$538,545	$519,039	$442,787	4%		17%

Components of sales and operating income growth (decrease):

	2011 vs. 2010		2010 vs. 2009
	Sales	Operating Income	Sales	Operating Income
Organic	4%	11%	0%	8%
Acquisitions/divestitures	5%	(5%)	4%	0%
Foreign currency	1%	(5%)	0%	(9%)

Total	10%	1%	4%	(1%)

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Sales increased $63 million, or 10%, as compared to the prior year, driven by increases in the commercial and defense markets, of 15% and 7%, respectively. Acquisitions made within the last twelve months contributed $29 million in increased sales, while the effect of foreign currency translation increased sales by $9 million.

The increase in sales in our commercial markets was driven by higher sales in the commercial aerospace and general industrial markets of 16% and 15%, respectively. The growth in sales in the commercial aerospace market was primarily due to increases of our flight control products on Boeing 747 and 787 aircraft as well as increased commercial repairs and overhaul, including contributions from our acquisition of ACRA. In addition, higher sales in our general industrial market are mainly due to increased demand for our sensors and controls products.

Sales increased in the defense market mainly due to higher sales in the aerospace defense market driven by increased demand for our embedded computing and sensing products on various helicopter programs, most notably the Blackhawk. In addition, we realized solid growth on the V-22 Osprey program. These increases were partially offset by the previous cancellation of the F-22 program. The ground defense market was down slightly due to the previous cancellations of the FCS program and lower sales on the Bradley platform which were somewhat offset by increases on turret drive systems to international customers.

Operating income

Operating income was essentially flat compared to the same period in 2010, while operating margin decreased 100 basis points from the prior year period to 11.4%. Current year operating margin was negatively impacted by unfavorable foreign currency translation as well as purchase accounting and transaction costs related to our ACRA acquisition. The negative impact of foreign currency translation and acquisitions was offset by higher organic sales volume of our sensors and controls products and ground vehicle applications, which contributed to improved operating income.

Backlog and new orders

Backlog increased 4% to $539 million at December 31, 2011 from $519 million at December 31, 2010. New orders were flat, as compared to the prior year period, primarily due to incremental orders from acquisitions of $27 million, offset by the timing of new orders on our embedded computing products.

Year ended December 31, 2010 compared to year ended December 31, 2009

Sales

Sales increased $26 million, or 4%, as compared to the prior year, mainly due to the incremental effects of acquisitions of $24 million. Increased sales in our general industrial, commercial aerospace and aerospace defense market were largely offset by a decrease in our ground defense market.

The increase in sales in our general industrial market was due to demand for both embedded computing and controller products to a broad range of customers, while the increased sales in our commercial aerospace market is the result of increased demand for our sensors and controls products on commercial aircraft as well as higher sales of flight controls on the Boeing 787 series aircraft. Offsetting the positive performance in these commercial markets was a decline in sales in our defense markets, primarily due to a decrease in sales in our ground defense market. The decrease in the ground defense market was driven by both the cancellation of the FCS program and by lower sales of embedded computing products for tanks and light armored vehicles, such as the Stryker and Bradley Fighting Vehicles. This decrease was somewhat offset by an increase in the aerospace defense market driven primarily by higher sales for our embedded computing products on the Global Hawk Program as well as various integrated sensing products on international aircraft and helicopter programs.

Operating income

Operating income was essentially flat year-over-year as improved absorption on increased sales volume in our commercial markets and benefits generated from our cost reduction and restructuring programs were offset by unfavorable foreign currency translation. Our 2010 acquisitions had a minimal impact on current year operating income.

Backlog and new orders

Backlog increased 17% to $519 million at December 31, 2010 from $443 million at December 31, 2009. New orders increased by $162 million, as compared to the prior year period, primarily due to a large number of orders distributed across our commercial aerospace, ground defense, and aerospace defense markets. Acquisitions contributed $32 million of incremental new orders to the current period.

Metal Treatment

	Year Ended December 31,			Percent Changes
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In thousands, except percentages)
Sales	$283,319	$221,275	$203,480	28%		9%
Operating income	43,992	25,842	19,891	70%		30%
Operating margin	15.5%	11.7%	9.8%	380	bps	190	bps
New orders	$283,834	$221,563	$203,228	28%		9%

Components of sales and operating income growth (decrease):

	2011 vs. 2010		2010 vs. 2009
	Sales	Operating Income	Sales	Operating Income
Organic	13%	57%	9%	32%
Acquisitions	13%	10%	0%	0%
Foreign currency	2%	3%	0%	(2%)

Total	28%	70%	9%	30%

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Sales increased $62 million, or 28%, from the prior year, due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. Sales in the commercial aerospace and general industrial market increased 29% and 23%, respectively. Acquisitions and the effects of foreign currency translation contributed $30 million and $4 million, respectively, to current year sales, which accounted for over half of the sales increase.

Operating income

Operating income increased $18 million, or 70%, from the prior year and was favorably impacted by approximately $3 million from acquisitions and the effects of foreign currency translation. Excluding these items, operating margin increased to 16.2%, a 450 basis point improvement over the prior year. The improvement was driven primarily by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.

New orders

New orders increased $62 million, from the prior year, due to increased orders for domestic and international shot peening services. Acquisitions contributed $30 million of new orders to the current period.

Year ended December 31, 2010 compared to year ended December 31, 2009

Sales increased $18 million, or 9%, from the prior year, mainly due to an increase in sales to the general industrial market of 22%. The increase in sales in the general industrial market was mainly the result of increases in demand for shot peening, heat treating, and coating services.

Operating income

Operating income increased $6 million, or 30%, compared to the same period in 2009, mainly due to benefits generated by our cost reduction and restructuring programs, which were partially offset by higher compensation expenses and start-up costs for expansion into international markets.

New orders

New orders increased $18 million, from the prior year, primarily due to increased orders for domestic and international shot peening services.

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

Operating Activities

	December 31, 2011	December 31, 2010
Working Capital	$661,750	$472,088
Ratio of Current Assets to Current Liabilities	2.3 to 1	2.1 to 1
Cash and Cash Equivalents	$194,387	$68,119
Days Sales Outstanding	54 days	44 days
Inventory Turns	4.6	4.5

Our working capital was $662 million at December 31, 2011, an increase of $190 million from the working capital at December 31, 2010, of $472 million. Excluding the impact of cash, acquisitions, and divestitures, our working capital increased $43 million. This increase, excluding the impact of working capital changes from our acquisitions and divestitures, was caused mainly by an increase in accounts receivable of $78 million and an increase in inventory of $23 million, offset by an increase in deferred revenue of $52 million. The increase in accounts receivable is the result of both higher trade receivables and unbilled receivables on long-term contracts. The increase in inventory is mainly due to a build up for future sales, stocking of new programs, and the purchase of long-lead time materials, while the increase in deferred revenue is primarily due to collection of advanced payments.

During the twelve months ended 2011, we contributed $35 million to the Curtiss-Wright Pension Plan. We expect to make contributions to the Curtiss-Wright Pension Plan of approximately $45 million in 2012.

Investing Activities

Capital Expenditures

Our capital expenditures were $85 million in 2011, $53 million in 2010, and $76 million in 2009. The increase in capital expenditures in 2011, as compared to 2010, was driven largely by our facility expansions within our oil and gas and commercial aerospace businesses. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and the construction of new facilities or upgrade of existing facilities.

Acquisitions of Businesses

During 2011, 2010, and 2009 we acquired eight, two, and five businesses, respectively, and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, which totaled $178 million and $42 million in 2011 and 2010, respectively. As indicated in Note 2 to the Consolidated Financial Statements, some of our acquisition agreements contain purchase price adjustments and contingent payments, such as potential earn-out payments and working capital adjustments. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

On December 8, 2011, we issued $300 million of Senior Notes (the “2011 Notes”). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness. As of December 31, 2011, we were in compliance with all covenants.

The proceeds of the 2011 Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit facilities and for general corporate purposes. The remaining proceeds maybe used for funding working capital, capital expenditures, repurchases of stock, and acquisitions.

In January 2012, we entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread. In addition, we entered into one fixed-to-floating interest rate swap agreement to convert $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-month LIBOR plus a 1.9% spread.

On August 10, 2007, the Company and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Our available credit under the credit facility increased from $400 million to $425 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature that can expand the overall credit line to a maximum aggregate amount of $600 million. The consortium membership has remained relatively the same. The Credit Agreement extended the maturity from July 23, 2009 to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, our interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. We are subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. We are required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2011, we were in compliance with all covenants and had the flexibility to issue additional debt of approximately $1.2 billion without exceeding the covenant limit defined in the Credit Agreement. We had $0 and $110 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2011 and December 31, 2010, respectively. The unused credit available under the Credit Agreement at December 31, 2011 was $373 million. The Corporation believes that its Credit Agreement with the bank consortium provides sufficient short-term access to financing should our operating cash flows be insufficient to fund our operations.

On December 1, 2005, we issued $150 million of 5.51% Senior Series Notes (the “2005 Notes”). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The note also contains a cross default provision with our other senior indebtedness. As of December 31, 2011, we were in compliance with all covenants.

On September 25, 2003 we issued $200 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured and were repaid on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with our other senior indebtedness. As of December 31, 2011, we were in compliance with all covenants.

Our industrial revenue bonds, which are collateralized by real estate, were $9 million at December 31, 2011 and December 31, 2010. The loans outstanding under the 2003, 2005, and 2011 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had interest rates averaging 3.53% for 2011 and 3.78% for 2010.

Our current portion of debt was $3 million at December 31, 2011, and $3 million at December 31, 2010. Our long-term debt was $584 million at December 31, 2011, an increase of $190 million from $394 million at December 31, 2010.

Repurchase of Common Stock

On September 28, 2011, the Company received authorization from its board of directors to enter into a share repurchase program. The share repurchase program authorizes the Company to purchase up to approximately 3,000,000 shares of its common stock, in addition to approximately 690,000 shares remaining under a previously authorized share repurchase program, and is subject to a $100 million repurchase limitation. As of December 31, 2011, the Company repurchased 261,000 shares of our common stock for $8 million.

Future Commitments

Cash generated from operations, which includes interest payments of approximately $25 million to $30 million, and estimated income tax payments of approximately $55 million to $65 million, should be adequate to meet our planned capital expenditures of approximately $90 million to $95 million and expected dividend payments of approximately $15 million in 2012. There can be no assurance, however, that we will continue to generate cash from operations at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In 2011, we made contributions of approximately $35 million to the Curtiss-Wright Pension Plan and expect to make contributions to the Curtiss-Wright Pension Plan of approximately $45 million in 2012. In addition, through 2016, we except to make cumulative contributions of $243 million to the Curtiss-Wright Pension Plan. For more information on our pension and other postretirement benefits plans, please see Note 16 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2011:

	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Debt Principal Repayments	$586,430	$2,502	$125,130	$108	$110	$92	$458,488
Interest Payment on Fixed Rate Debt	226,125	27,760	25,834	20,585	20,585	20,585	110,776
Operating Leases	175,383	29,356	27,533	22,934	20,183	18,275	57,102

Total	$987,938	$59,618	$178,497	$43,627	$40,878	$38,952	$626,366

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services, and to secure advance payments we have received from certain international customers. At December 31, 2011, we had contingent liabilities on outstanding letters of credit due as follows:

	Total	2012	2013	2014	2015	2016	Thereafter(1)
	(In thousands)
Letters of Credit	$66,162	$43,035	$5,737	$2,069	$966	$5,204	$9,151

(1)

Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $4 million.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2011, and the annual periodic costs for 2012, was reduced from 5.25% to 4.5% for the Curtiss-Wright Pension Plan and the EMD postretirement benefit plan to reflect current economic conditions. The rate reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rate utilizing selected bond yield curves developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. The discount rate for the Curtiss-Wright Restoration and postretirement benefit plans decreased to 4.5% and 3.75%, respectively, in 2011 to reflect the shorter duration of liabilities of these plans. These changes caused an increase to the benefit obligation. The rate of compensation increase for the pension plans remained at a weighted 4.0% based upon a graded scale of 5.0% to 3.0% that decrements as pay increases, which reflects the experience over the past years and the Company’s expectation of future salary increases. We also utilized the RP 2000 mortality tables updated with generational projections, which assumes mortality improvements into the future for the U.S. pension and postretirement benefit plans.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. We have consistently used the 8.5% rate as a long-term overall average return, and consider this rate to be a reasonable assumption of the future long-term investment returns.

The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future. The trend’s rate is then graded down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. The health care cost trend rates used to determine the benefit obligations of the plans as of December 31, 2011, and the annual periodic costs for 2012 were on an initial trend of 8.0% grading down to an ultimate trend of 5.5% in 2019. In 2010 we modified the EMD postretirement benefit design for post-65 retirees, effectively capping the plan to future medical inflation. As a result, any change in the expectation of these rates to return to a normal level should not have a material impact on the amount of expense we recognize.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of our domestic qualified pension plan decreased by $69 million in 2011, primarily due to the decline in the discount rate used to value plan obligations at December 31, 2011. To a lesser extent, negative asset returns of 1.1% in 2011 also contributed to the decrease in funded status. Recent financial market underperformance and the lower interest rate environment have increased our future cash funding requirements and future pension expense. We contributed $35 million to this plan in 2011, and expect to contribute approximately $243 million more over a five year period beginning in 2012. Additionally, we expect pension expense of $36 million associated with this plan in 2012.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2011 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25%)	$13,901	$1,835
Rate of compensation increase	0.25%	2,663	705
Expected return on assets	(0.25%)	—	862

See Note 16 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

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

As of December 31, 2011, our environmental reserves totaled $20.5 million, the majority of which is long term. Approximately 40.8% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party contribution legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. The fair value of assets acquired (net of cash) and liabilities assumed of our 2011 acquisitions were estimated to be $199 million and $21 million, respectively.

Goodwill

We have $759 million in goodwill as of December 31, 2011. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, scientific, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite-lived intangible assets are not amortized. Indefinite-lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. Additionally, we review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified. Based upon the completion of our annual impairment review, we determined that there was no impairment of value.

Recently Issued Accounting Pronouncements

New accounting pronouncements have been issued which are not effective until after December 31, 2011. For further discussion of new accounting standards, see Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2011. In addition, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 98% and 70% fixed at December 31, 2011 and December 31, 2010, respectively. In order to manage our interest rate exposure we entered into three interest rate swap agreements in January 2012 to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed interest rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and one interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed interest rate to a floating interest rate based on 1-Month LIBOR plus a 1.9% spread. The variable rates on the Industrial Revenue Bonds are based on market rates. As of December 31, 2011, a change in interest rates of 1% would have an impact on consolidated interest expense of less than $1 million. Information regarding our 2011, 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rates Swaps is contained in Note 12 to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$2,054,130	$1,893,134	$1,809,690
Cost of sales	1,378,012	1,271,381	1,214,159

Gross profit	676,118	621,753	595,531
Research and development expenses	(62,115)	(54,131)	(54,645)
Selling expenses	(119,438)	(111,773)	(106,187)
General and administrative expenses	(289,609)	(276,026)	(265,380)

Operating income	204,956	179,823	169,319
Interest expense	(20,834)	(22,107)	(25,066)
Other income, net	867	579	1,006

Earnings before income taxes	184,989	158,295	145,259
Provision for income taxes	(54,566)	(51,697)	(50,038)

Net earnings	$130,423	$106,598	$95,221

Net earnings per share:
Basic earnings per share	$2.81	$2.33	$2.10

Diluted earnings per share	$2.77	$2.30	$2.08

Dividends per share	$0.32	$0.32	$0.32

Weighted average shares outstanding:
Basic	46,372	45,823	45,237
Diluted	47,013	46,322	45,695

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$194,387	$68,119
Receivables, net	556,026	461,632
Inventories, net	320,633	281,103
Deferred tax assets, net	54,275	48,568
Other current assets	41,813	40,605

Total current assets	1,167,134	900,027

Property, plant, and equipment, net	443,555	397,280
Goodwill	759,442	693,572
Other intangible assets, net	261,448	240,197
Deferred tax assets, net	12,137	1,033
Other assets	9,121	9,909

Total assets	$2,652,837	$2,242,018

LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$2,502	$2,602
Accounts payable	150,281	133,180
Accrued expenses	105,196	99,966
Income taxes payable	4,161	3,111
Deferred revenue	200,268	146,770
Other current liabilities	42,976	42,310

Total current liabilities	505,384	427,939

Long-term debt	583,928	394,042
Deferred tax liabilities, net	24,980	26,815
Accrued pension and other postretirement benefit costs	232,794	166,591
Long-term portion of environmental reserves	19,067	19,091
Other liabilities	57,645	47,437

Total liabilities	1,423,798	1,081,915

Contingencies and Commitments (Note 12, 15, 17, and 19)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized at December 31, 2011 and 2010; 48,878,448 and 48,557,638 shares issued at December 31, 2011 and 2010, respectively; outstanding shares were 46,484,723 at December 31, 2011 and 46,133,766 at December 31, 2010	48,879	48,558
Additional paid in capital	143,192	130,093
Retained earnings	1,187,989	1,072,459
Accumulated other comprehensive loss	(65,131)	(2,813)

	1,314,929	1,248,297
Less: Common treasury stock, at cost (2,393,725 shares at December 31, 2011 and 2,423,872 shares at December 31, 2010)	(85,890)	(88,194)

Total stockholders’ equity	1,229,039	1,160,103

Total liabilities and stockholders’ equity	$2,652,837	$2,242,018

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings	$130,423	$106,598	$95,221

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,300	79,946	76,480
Net (gain) loss on sales and disposals or impairments of long-lived assets	(670)	1,446	1,917
Gain on bargain purchase	—	—	(1,937)
Gain on divestiture	(1,298)	—	—
Deferred income taxes	3,345	2,828	(6,470)
Share-based compensation	9,621	13,378	15,264
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Accounts receivable, net	(86,000)	(60,208)	9,250
Inventories, net	(23,429)	10,640	17,819
Progress payments	11,264	6,493	(8,573)
Accounts payable and accrued expenses	15,628	9,925	(30,565)
Deferred revenue	53,498	(20,913)	28,724
Income taxes	3,917	(1,122)	(11,326)
Net pension and postretirement liabilities	(4,234)	24,528	19,654
Other current and long-term assets and liabilities	1,997	(1,829)	(8,879)

Total adjustments	71,939	65,112	101,358

Net cash provided by operating activities	202,362	171,710	196,579

Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	2,497	744	3,789
Acquisitions of intangible assets	(22)	(1,608)	(673)
Additions to property, plant, and equipment	(84,831)	(52,980)	(75,643)
Acquisition of businesses, net of cash acquired	(178,080)	(42,200)	(68,623)
Disposition of businesses	8,100	—	—

Net cash used for investing activities	(252,336)	(96,044)	(141,150)

Cash flows from financing activities:
Borrowings of debt	1,302,600	513,100	711,059
Principal payments on debt	(1,112,814)	(581,771)	(762,759)
Repurchases of company stock	(8,178)	—	—
Proceeds from exercise of share-based payments	11,746	10,560	10,557
Dividends paid	(14,893)	(14,729)	(14,559)
Excess tax benefits from share-based compensation	1,343	985	378

Net cash provided by (used for) financing activities	179,804	(71,855)	(55,324)

Effect of exchange-rate changes on cash	(3,562)	(702)	4,200

Net increase in cash and cash equivalents	126,268	3,109	4,305
Cash and cash equivalents at beginning of year	68,119	65,010	60,705

Cash and cash equivalents at end of year	$194,387	$68,119	$65,010

Supplemental disclosure of investing activities:
Fair value of assets acquired from current year acquisitions	$204,363	$49,939	$81,103
Additional consideration paid on prior year acquisitions	—	1,153	1,835
Liabilities assumed from current year acquisitions	(20,501)	(8,206)	(12,102)
Cash acquired	(5,782)	(686)	(276)
Gain on bargain purchase	—	—	(1,937)

Acquisition of businesses, net of cash acquired	$178,080	$42,200	$68,623

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income (Loss)	Treasury Stock
January 1, 2009	$47,903	$94,500	$899,928	$(72,551)		$(103,018)

Comprehensive income:
Net earnings	—	—	95,221	—	$95,221	—
Pension and postretirement adjustment, net	—	—	—	16,350	16,350	—
Foreign currency translation adjustments, net	—	—	—	36,596	36,596	—

Total comprehensive income					$148,167

Dividends paid	—	—	(14,559)	—	—	—
Stock options exercised, net	311	6,085	—	—	—	4,727
Share-based compensation	—	11,431	—	—	—	3,833
Other	—	(309)	—	—	—	309

December 31, 2009	$48,214	$111,707	$980,590	$(19,605)		$(94,149)

Comprehensive income:
Net earnings	—	—	106,598	—	$106,598	—
Pension and postretirement adjustment, net	—	—	—	(14,791)	(14,791)	—
Foreign currency translation adjustments, net	—	—	—	31,583	31,583	—

Total comprehensive income					$123,390

Dividends paid	—	—	(14,729)	—	—	—
Stock options exercised, net	344	6,937	—	—	—	4,026
Share-based compensation	—	11,768	—	—	—	1,610
Other	—	(319)	—	—	—	319

December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)		$(88,194)

Comprehensive income:
Net earnings	—	—	130,423	—	$130,423	—
Pension and postretirement adjustment, net	—	—	—	(43,846)	(43,846)	—
Foreign currency translation adjustments, net	—	—	—	(18,472)	(18,472)	—

Total comprehensive income					$68,105

Dividends paid	—	—	(14,893)	—	—	—
Stock options exercised, net	321	5,312	—	—	—	8,648
Share-based compensation	—	8,046	—	—	—	1,575
Repurchase of common stock	—	—	—	—	—	(8,178)
Other	—	(259)	—	—	—	259

December 31, 2011	$48,879	$143,192	$1,187,989	$(65,131)		$(85,890)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the “Corporation” or “the Company”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 64 manufacturing facilities and 64 metal treatment service facilities.

A. Principles of Consolidation

The consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

B. Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

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

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered, net of estimated returns and allowances. Sales and estimated profits under certain long-term contracts are recognized primarily under the cost-to-cost or units-of-delivery percentage-of-completion methods of accounting. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Under the units-of-delivery percentage-of-completion method of accounting, revenue is recognized as units are delivered to the customer. In addition, the Corporation also records sales under certain long-term government fixed price contracts upon achievement of performance milestones as specified in the related contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch- up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the company’s consolidated financial position or results of operations. Aggregate net changes in contract estimates for 2011, 2010, or 2009 recognized using the cumulative catch-up method of accounting were not material to the consolidated statement of operations for such annual period. No discrete event or adjustments to an individual contract within the aggregate net changes in contract estimates for 2010 or 2009 was material to the consolidated statement of operations for such annual period. In 2011, the Corporation incurred unanticipated additional costs to address a localized heating issue in the reactor coolant pump (“RCP”) that we are supplying for the Westinghouse AP1000 nuclear power plants in China. The additional costs increased the estimated costs at completion which decreased consolidated operating income by $9.7 million. There were no other individual significant changes in estimated contract costs at completion. Losses on contracts are provided for in the period in which the losses become determinable. The excess of the billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

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

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows, or appraised value, to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. In 2011, the Corporation recognized a $0.2 million impairment related to one facility where it was determined that the carrying value exceeded the estimated fair value. In 2010, the Corporation recognized a $1.5 million impairment related to two facilities where it was determined that their carrying value exceeded their estimated fair value. In 2009, the Corporation recognized a $1.1 million impairment related to two facilities that were associated with a business restructuring plan.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. Goodwill impairment tests performed as of October 31, 2011, 2010, and 2009 concluded that no impairment charges were required as of those dates. See Note 6 to the Consolidated Financial Statements for further information on goodwill.

K. Pre-Contract Costs

The Corporation, from time to time, incurs costs to begin fulfilling the statement of work under a specific anticipated contract that has yet to be obtained from a customer. If it is determined that the recoveries of these costs are probable, the costs will be capitalized, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable, the capitalized costs will be recognized in earnings. There were no costs written off in 2011, 2010, and 2009. Capitalized pre-contract costs were $0.3 million and $0.7 million at December 31, 2011 and 2010, respectively.

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

N. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves, which are reviewed quarterly, are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 41% of the Corporation’s environmental reserves as of December 31, 2011, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. See Note 15 to the Consolidated Financial Statements for additional information.

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

P. Common Stock

The Corporation is authorized to repurchase up to approximately 3,000,000 shares of its common stock, under the repurchase plan approved on September 28, 2011, in addition to approximately 690,000 shares remaining under a previously authorized share repurchase program, and is subject to a $100 million repurchase limitation. Purchases are authorized to be made from time to time in the open market or through privately negotiated transactions depending on market and other conditions, whenever management believes that the market price of the stock does not adequately reflect the true value of the Corporation and, therefore, represents an attractive investment opportunity. The shares are held at cost and reissuance is recorded at the weighted-average cost. Through December 31, 2011, the Corporation had repurchased 261,003 shares under this program at a cost of $8.2 million. There was no stock repurchased during 2010 and 2009.

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

The Corporation records amounts related to uncertain income tax positions by 1) prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and 2) the measurement of the income tax benefits recognized from such positions. The Corporation’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as a non-current income tax liability and to classify interest and penalties as a component of Interest expense and General and administrative expenses, respectively. See Note 11 to the Consolidated Financial Statements for further information.

S. Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and (losses) from foreign currency transactions are included in General and administrative expenses within the results of operations, which amounted to $(0.8) million, $(4.2) million, and $(4.7) million for the years ended December 31, 2011, 2010, and 2009, respectively.

T. Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains and (losses) are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to $(0.7) million, $3.1 million, and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risks and Related Strategies

The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Corporation’s policy is to manage interest cost using a mix of fixed and variable rate debt. The Corporation periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Corporation exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

For interest rate swaps designated as fair value hedges (i.e., hedges against the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed rate debt due to changes in market interest rates.

In January 2012, the Company entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, and one fixed-to-floating rate interest swap agreement to convert the interest payments of the $25 million of the $100 million, 3.84% notes, due December 1, 2021, from fixed rates to a floating interest rate based on 1-month LIBOR plus a 2.02% and 1-month LIBOR plus a 1.90% spread, respectively.

U. Recently Issued Accounting Standards

Adoption of New Standards

Revenue Recognition—Milestone Method

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

Standards Issued But Not Yet Effective

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States of America generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”)

In May 2011, new guidance was issued that amends the current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011 and is to be adopted prospectively as early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Corporation’s results of operations or financial condition.

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011. In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this new guidance will not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

Intangibles—Goodwill and Other: Testing Goodwill for Impairment

In September 2011, new guidance was issued that amends the current testing requirements of goodwill for impairment purposes. The new guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Corporation’s results of operations or financial condition.

2. ACQUISITIONS AND DISPOSITIONS

The Corporation continually evaluates potential acquisitions that either strategically fit within the Corporation’s existing portfolio or expand the Corporation’s portfolio into new product lines or adjacent markets. The Corporation has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Corporation’s financial statements. This goodwill arises because the purchase prices for these businesses reflect the future earnings and cash flow potential in excess of the earnings and cash flows attributable to the current product and customer set at the time of acquisition. Thus, goodwill inherently includes the know-how of the assembled workforce, the ability of the workforce to further improve the technology and product offerings, and the expected cash flows resulting from these efforts. Goodwill also includes the expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

In 2011, the Corporation acquired eight businesses and sold the assets of two businesses, all of which are described in more detail below. The disposition of a product line in our Motion Control segment for $3.5 million and the sale of the assets of our legacy distribution in our Flow Control segment business for $4.6 million were not reported as discontinued operations as the amounts were not considered significant. In 2010, the Corporation acquired two businesses; both of which are described in more detail below. In 2009, the Corporation acquired five businesses and disposed of one product line, with three of the acquired businesses described in more detail below. The two remaining acquisitions in 2009 had an aggregate purchase price of $5.5 million and were purchased by the Flow Control segment. The disposition of a product line in the Flow Control segment for $2.5 million was not reported as discontinued operations as the amount was not considered significant. The Corporation allocates the purchase price, including the value of identifiable intangibles with a finite life based upon analysis, including input from third party appraisals. The analysis, while substantially complete, is finalized no later than twelve months from acquisition.

The results of the acquired businesses have been included in the consolidated financial results of the Corporation from the date of acquisition in the segment indicated as follows:

FLOW CONTROL

Anatec International, Inc. and Lambert, MacGill, Thomas, Inc. (LMT)

On December 2, 2011, the Corporation acquired the assets of Anatec International, Inc, and Lambert, MacGill, Thomas, Inc.(“Anatec and LMT”) for $34.0 million in cash. The Asset Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

Anatec and LMT perform testing and inspection services for commercial nuclear power plants to ensure safety, operational soundness and compliance with regulatory codes. Anatec and LMT will operate within the Nuclear Group of the Corporation’s Flow Control segment. Anatec and LMT have 50 full-time personnel and manage an additional seasonal workforce of approximately 150 during nuclear plant maintenance outages. Anatec and LMT are headquartered in San Clemente, CA, with four additional facilities to support nuclear plant operations in the U.S. Revenues of the acquired business were approximately $20 million for the year ended 2010.

Legacy Distribution Business

On July 29, 2011, the Corporation sold the assets of the legacy distribution business within in its oil and gas division to McJunkin Red Man Corporation for $4.6 million in cash, including an adjustment based on closing inventory values. Working capital, exclusive of inventory, was retained by the Corporation. The determination was made to divest the business, as it was not considered a core business of the Corporation. The disposal resulted in a loss of less than $0.1 million and was not reported as a discontinued operation as the amounts are not considered significant. The business contributed $13.7 million in sales and a pretax loss of $0.3 million for the year ended December 31, 2010.

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

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

	Anatec	Douglas	Total
	(US dollars in thousands)
Accounts receivable	$4,685	$945	$5,630
Inventory	—	10,914	10,914
Property, plant, and equipment	1,689	619	2,308
Other current assets	203	309	512
Intangible assets	14,936	6,697	21,633
Current liabilities	(790)	(5,038)	(5,828)
Due to seller	(1,022)	—	(1,022)

Net tangible and intangible assets	19,701	14,446	34,147
Purchase price	34,049	20,094	54,143

Goodwill	$14,348	$5,648	$19,996

Goodwill tax deductible	Yes	Yes

EST Group, Inc.

On March 5, 2009, the Corporation acquired all the issued and outstanding stock of EST Group, Inc. (“EST”), and certain assets and liabilities from Township Line Realty, L.P. for $40.0 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited a portion of the purchase price into escrow as security for potential indemnification claims against the seller. As of December 31, 2011, all amounts under the general escrow have been released. An escrow of $0.9 million was established to indemnify the Corporation for a pending product warranty claim outstanding at the time of acquisition. This holdback remains outstanding and will be released either upon the sooner of the resolution of the warranty claim or June 2013. Management funded the purchase from the Corporation’s revolving credit facility.

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

The acquisition has been accounted for as a bargain purchase under the guidance for business combinations. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain and reported in General and administrative expenses in the Consolidated Statement of Earnings. The Corporation has estimated that $0.8 million of the acquired intangible assets will be tax deductible.

Nu-Torque is a designer and manufacturer of electric and hydraulic valve actuation and control devices primarily for Navy ships. Nu-Torque is located in Redmond, WA and had 37 employees as of the date of the acquisition. Revenues of the acquired business were $7.9 million for the fiscal year ended September 30, 2008.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

	EST	Nu-Torque	Total
	(US dollars in thousands)
Accounts receivable	$3,244	$853	$4,097
Inventory	4,208	4,329	8,537
Property, plant, and equipment	7,325	161	7,486
Other current assets	1,109	47	1,156
Intangible assets	12,500	2,900	15,400
Current and non-current liabilities	(2,758)	(1,021)	(3,779)

Net tangible and intangible assets	25,628	7,269	32,897
Purchase price	40,000	5,332	45,332

Goodwill/(Gain on Bargain Purchase)	$14,372	$(1,937)	$12,435

Goodwill tax deductible	Yes	N/A

MOTION CONTROL

South Bend Controls

On October 11, 2011, the Corporation acquired the assets of South Bend Controls (“SBC”) for $10.9 million in cash. The Asset Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase primarily from the Corporation’s revolving credit facility and available cash on hand.

SBC is a designer and manufacturer of highly engineered, solenoid-based components used in critical applications serving the aerospace, defense, industrial and medical markets. Based in South Bend, Indiana, SBC has 63 employees, with union representation for 36 members of the workforce. Revenues of the acquired business were approximately $8.0 million in 2010. The business will operate within the Integrated Sensing division of the Corporation’s Motion Control segment.

Hydro-pneumatic (“Hydrop”) product line

On September 29, 2011, the Corporation sold the assets of the Hydrop suspension business, a product line of Curtiss-Wright Antriebstechnik GmbH (CWAT) in Switzerland, to Stromsholmen AB, a subsidiary of the Barnes Group for CHF 3.1 million ($3.5 million) in cash. Trade accounts receivable and payable were retained by the Corporation. The determination was made to divest the business as it was not considered a core business of the Corporation. The disposal resulted in a $1.3 million pre-tax gain and was not reported as discontinued operations as the amounts are not considered significant. This business contributed $0.8 million in sales for the year ended December 31, 2010.

ACRA Control Ltd.

On July 28, 2011, the Corporation acquired all of the issued and outstanding capital stock of ACRA Control Ltd. (“ACRA”) for €42.6 million (approximately $61.1 million) in cash, net of cash acquired. The Share Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase primarily from the Corporation’s revolving credit facility and cash generated from foreign operations.

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

Predator Systems, Inc.

On January 7, 2011, the Corporation acquired all the issued and outstanding capital stock of Predator Systems, Inc. (“PSI”), for $13.5 million in cash. The Stock Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

PSI designs and manufactures motion control components and subsystems for ground defense, ordnance guidance, and aerospace applications and will operate within the Flight Systems division of the Corporation’s Motion Control segment. PSI had 45 employees as of the date of the acquisition and is headquartered in Boca Raton, FL. Revenues of the acquired business were approximately $8.0 million for the year ended December 31, 2010.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

	South Bend	ACRA	PSI	Total
	(US dollars in thousands)
Accounts receivable	$1,635	$8,901	$862	$11,398
Inventory	2,929	6,539	1,856	11,324
Property, plant, and equipment	727	1,600	2,100	4,427
Other current assets	32	456	67	555
Intangible assets	3,500	17,054	4,700	25,254
Current and non-current liabilities	(648)	(6,048)	(190)	(6,886)
Deferred income taxes	—	(2,303)	—	(2,303)

Net tangible and intangible assets	8,175	26,199	9,395	43,769
Purchase price	10,880	61,053	13,503	85,436

Goodwill	$2,705	$34,854	$4,108	$41,667

Goodwill tax deductible	Yes	No	Yes

Specialist Electronics Services Limited

On June 21, 2010, the Corporation acquired all the issued and outstanding stock of Specialist Electronics Services Ltd. (“SES”) for £14.3 million ($21.2 million), net of cash acquired. Under the terms of the Share Purchase Agreement, the Corporation deposited a portion of the purchase price into escrow as security for potential indemnification claims against the seller. In accordance with the terms of the Share Purchase Agreement, in June 2011, one-half of the escrow was released with no holdback for pending claims. Management funded the purchase from a combination of cash generated from foreign operations and the Corporation’s revolving credit facility.

The goodwill of £10.0 million ($14.8 million) consists largely of synergies achieved through the introduction of SES products to the Corporation’s distribution channels as well as synergies achieved from combining the operations of SES with the Corporation’s United Kingdom based operations.

SES provides a range of rugged products for airborne and other severe environments, with particular expertise in solid state data recording, computing and control display units. Key platforms include fixed-wing, rotary-wing, and unmanned aircraft, tactical vehicles, and navy vessels. SES is located in Camberley, U.K. and had 41 employees as of the date of the acquisition. Revenues of the acquired business were £4.7 million ($7.5 million) for the fiscal year ended May 31, 2010.

Hybricon Corporation

On June 1, 2010, the Corporation acquired all the issued and outstanding stock of Hybricon Corporation (“Hybricon”) for $19.0 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited a portion of the purchase price into escrow as security for potential indemnification claims against the seller. As of December 31, 2011, all funds held in escrow have been released to the seller with no claims outstanding. Management funded the purchase from the Corporation’s revolving credit facility.

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

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

	SES	Hybricon	Total
	(US dollars in thousands)
Accounts receivable	$1,683	$2,273	$3,956
Inventory	977	2,075	3,052
Property, plant, and equipment	74	151	225
Other current assets	25	68	93
Intangible assets	8,115	6,677	14,792
Current and non-current liabilities	(2,251)	(1,420)	(3,671)
Deferred income taxes	(2,255)	(2,287)	(4,542)

Net tangible and intangible assets	6,368	7,537	13,905
Purchase price	21,163	18,976	40,139

Goodwill	$14,795	$11,439	$26,234

Goodwill tax deductible	No	No

Skyquest Systems Limited

On December 18, 2009, the Corporation acquired all of the issued and outstanding capital stock of Skyquest Systems Limited (“SSL” or “Skyquest”). The purchase price of the acquisition, subsequent to customary adjustments provided for in the Stock Purchase Agreement, was £9.8 million ($15.8 million) in cash and the assumption of certain liabilities.

In addition, the Stock Purchase Agreement provides for additional consideration to the selling shareholders contingent upon SSL exceeding certain sales targets over a two-year period. Based on the estimated amount of sales over the two-year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of £1.8 million ($2.9 million). Based on fiscal 2010 and 2011 sales results, Skyquest did not attain the contingent consideration targets for either measurement period, resulting in a gain from operations of £0.4 million ($0.7 million) in 2010 and £1.4 million ($2.2 million) in 2011.

Under the terms of the Stock Purchase Agreement, the Corporation deposited a portion of the purchase price into escrow as security for potential indemnification claims against the seller. Since no claims were raised during the contractually agreed upon escrow period following the closing, all funds held in escrow were released to the seller. Management funded the acquisition from the Corporation’s available cash.

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

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

Skyquest
(US dollars in thousands)
Accounts receivable	$1,635
Inventory	1,448
Property, plant, and equipment	189
Other current assets	52
Intangible assets	7,748
Current and non-current liabilities	(1,519)
Deferred income taxes	(2,270)
Contingent consideration	(2,925)

Net tangible and intangible assets	4,358
Purchase price	15,790

Goodwill	$11,432

Goodwill tax deductible	No

METAL TREATMENT

IMR Test Labs

On July 22, 2011, the Corporation acquired the assets of IMR Test Labs (“IMR”), for approximately $20.0 million in cash. The Corporation paid $18.0 million at closing, with a portion of the purchase price held back as security for potential indemnification claims. The agreement also provides for contingent consideration based on achievement of certain sales targets. Based on the estimated amount of sales over the two-year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of $1.6 million. Management funded the purchase primarily from the Corporation’s revolving credit facility, and excess cash on hand.

IMR is a provider of mechanical and metallurgical testing services for the aerospace, power generation, and general industrial markets. Revenues of the acquired business were approximately $14.0 million for the year ended December 31, 2010.

Surface Technologies Division of BASF Corporation

On April 8, 2011, the Corporation acquired certain assets of BASF Corporation’s Surface Technologies (“BASF”) business for $20.5 million in cash. The Asset Purchase Agreement contains customary representations and warranties and provided for a purchase price adjustment based on the value of inventory at closing. The purchase price adjustment is reflected in the disclosed purchase price. Management funded the purchase from the Corporation’s revolving credit facility.

BASF’s Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings primarily for the aerospace and power generation markets and expands the coatings capabilities within the Corporation’s Metal Treatment segment. The business has approximately 150 employees at three operating facilities located in East Windsor, CT, Wilmington, MA and Duncan, SC. Revenues of the acquired business were approximately $29.0 million for the year ended December 31, 2010.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

	BASF	IMR	Total
	(US dollars in thousands)
Accounts receivable	$—	$2,050	$2,050
Inventory	1,514	—	1,514
Property, plant, and equipment	12,774	3,125	15,899
Other current assets	—	133	133
Intangible assets	3,000	3,830	6,830
Current liabilities	(263)	(505)	(768)
Other liabilities	—	(1,735)	(1,735)
Holdback	—	(2,000)	(2,000)

Net tangible and intangible assets	17,025	4,898	21,923
Purchase price	20,501	18,000	38,501

Goodwill	$3,476	$13,102	$16,578

Goodwill tax deductible	Yes	Yes

3. RECEIVABLES

Receivables include current notes, amounts billed to customers, claims, other receivables, and unbilled revenue on long-term contracts, consisting of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year.

Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 40%, 41%, and 42% of consolidated revenues in 2011, 2010, and 2009, respectively. Accounts receivable due directly or indirectly from these government sources represented 36% of net receivables for December 31, 2011 and 35% for 2010. No single commercial customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2011 and 2010.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The composition of receivables is as follows as of December 31:

	2011	2010
	(In thousands)
Billed receivables:
Trade and other receivables	$369,109	$282,483
Less: Allowance for doubtful accounts	(6,880)	(3,972)

Net billed receivables	362,229	278,511

Unbilled receivables:
Recoverable costs and estimated earnings not billed	227,957	210,766
Less: Progress payments applied	(34,160)	(27,645)

Net unbilled receivables	193,797	183,121

Receivables, net	$556,026	$461,632

The net receivable balance at December 31, 2011, included $19.1 million related to the Corporation’s 2011 acquisitions.

4. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows as of December 31:

	2011	2010
	(In thousands)
Raw material	$168,619	$147,950
Work-in-process	97,420	69,302
Finished goods and component parts	81,544	73,419
Inventoried costs related to U.S. Government and other long-term contracts	35,347	41,029

Gross inventories	382,930	331,700

Less: Inventory reserves	(48,547)	(41,596)
Progress payments applied, principally related to long-term contracts	(13,750)	(9,001)

Inventories, net	$320,633	$281,103

The net inventory balance at December 31, 2011 included $19.4 million related to the Corporation’s 2011 acquisitions.

As of December 31, 2011 and 2010, inventory also includes capitalized contract development costs of $17.5 million and $24.9 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2011 and 2010, $9.4 million and $0.7 million, respectively, are scheduled to be liquidated under existing firm orders.

5. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows as of December 31:

	2011	2010
	(In thousands)
Land	$22,405	$22,315
Buildings and improvements	187,197	175,832
Machinery, equipment, and other	684,335	605,233

Property, plant, and equipment, at cost	893,937	803,380
Less: Accumulated depreciation	(450,382)	(406,100)

Property, plant, and equipment, net	$443,555	$397,280

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $59.5 million, $53.9 million, and $50.1 million, respectively.

The net property, plant and equipment balance at December 31, 2011, included $6.4 million related to the Corporation’s 2011 acquisitions.

6. GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for 2011 and 2010 are as follows:

	Flow Control	Motion Control	Metal Treatment	Consolidated
	(In thousands)
December 31, 2009	$308,051	$311,546	$28,855	$648,452
Goodwill from 2010 acquisitions	—	27,139	—	27,139
Goodwill adjustments	16	(1,968)	—	(1,952)
Foreign currency translation adjustment	1,980	17,890	63	19,933

December 31, 2010	$310,047	$354,607	$28,918	$693,572

Goodwill from 2011 acquisitions	$19,996	$41,667	$16,578	$78,241
Divestitures	(540)	(1,170)	—	(1,710)
Goodwill adjustments	—	(3,955)	—	(3,955)
Foreign currency translation adjustment	(1,284)	(5,365)	(57)	(6,706)

December 31, 2011	$328,219	$385,784	$45,439	$759,442

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate. The determination of fair value is finalized no later than twelve months from acquisition. Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions as determined by the respective accounting guidance requirements based on the date of acquisition. The goodwill adjustments during 2011 primarily reflect the reversal of a liability, which under the legacy accounting guidance for business combinations, was reversed against goodwill.

During 2011, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2011. In 2011, $43.4 million of the goodwill on acquisitions made is deductible for tax purposes. None of the goodwill on the 2010 acquisitions is deductible for tax purposes.

The Corporation completed its annual goodwill impairment testing as of October 31, 2011, 2010, and 2009 and concluded that there was no impairment of value.

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

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2011 and 2010. No indefinite lived intangible assets were purchased in 2011 or 2010.

	2011		2010
	Amount	Years	Amount	Years
	(In thousands, except years data)
Technology	$12,555	10.9	$5,384	7.0
Customer related intangibles	36,776	7.5	10,721	11.9
Other intangible assets	5,849	7.1	295	3.0

Total	$55,180	8.2	$16,400	10.1

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

2011	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$155,406	$(65,291)	$90,115
Customer related intangibles	219,498	(77,945)	141,553
Other intangible assets	44,555	(14,775)	29,780

Total	$419,459	$(158,011)	$261,448

2010	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$148,820	$(54,994)	$93,826
Customer related intangibles	189,567	(68,663)	120,904
Other intangible assets	37,005	(11,538)	25,467

Total	$375,392	$(135,195)	$240,197

Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $28.8 million, $26.0 million, and $26.4 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)
2012	$27,790
2013	25,638
2014	23,975
2015	22,710
2016	22,461

Included in other intangible assets at December 31, 2011 and 2010, are $9.9 million of intangible assets not subject to amortization. The Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of 2011, 2010, and 2009, and concluded there was no impairment of value.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Forward Foreign Exchange and Currency Option Contracts

The Corporation has foreign currency exposure primarily in Europe and Canada. The Corporation uses financial instruments, such as forward and option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets based upon quoted market prices for comparable instruments.

The Corporation utilizes the bid ask pricing that is common in the dealer markets to determine the fair value of these instruments. The dealers are ready to transact at these prices, which use the mid-market pricing convention and are considered to be at fair market value. Based upon the fair value hierarchy, all of the forward foreign exchange contracts are valued at a Level 2.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are below.

	December 31,
	2011	2010
	(In thousands)
Forward exchange contracts:
Other current assets	$13	$532
Other current liabilities	$356	$309

Effects on Consolidated Statements of Earnings

The location and amount of gains and (losses) recognized in income on derivatives not designated for hedge accounting for the years ended December 31 were as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Forward exchange contracts:
General and administrative expenses	$(654)	$3,114	$2,026

Debt

The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2011. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2011, aggregated $614.7 million compared to a carrying value of $575.0 million. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2010, aggregated $301.6 million compared to a carrying value of $275.0 million.

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

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

	2011	2010
	(In thousands)
Accrued compensation	$65,983	$67,249
Accrued commissions	9,122	7,568
Accrued interest	4,282	3,231
Accrued taxes other than income taxes	4,088	2,163
Accrued insurance	5,817	5,108
Other	15,904	14,647

Total accrued expenses	$105,196	$99,966

Other current liabilities consist of the following as of December 31:

	2011	2010
	(In thousands)
Warranty reserves	$16,076	$14,841
Litigation reserves	10,335	10,633
Additional amounts due to sellers on acquisitions	4,983	5,582
Reserves on loss contracts	2,488	1,736
Deferred tax liability	2,278	2,640
Pension and other postretirement liabilities	2,670	2,487
Environmental reserves	1,443	1,659
Other	2,703	2,732

Total other current liabilities	$42,976	$42,310

The accrued expenses and other current liabilities at December 31, 2011 included $4.5 million and $4.2 million, respectively, related to the Corporation’s 2011 acquisitions.

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

	2011	2010
	(In thousands)
Warranty reserves at January 1,	$14,841	$13,479
Provision for current year sales	10,499	7,838
Current year claims	(7,615)	(5,140)
Change in estimates to pre-existing warranties	(1,825)	(1,514)
Increase due to acquisitions	221	25
Foreign currency translation adjustment	(45)	153

Warranty reserves at December 31,	$16,076	$14,841

10. FACILITIES RELOCATION AND RESTRUCTURING

In connection with the acquisitions of VMETRO and Mechetronics in 2008, the Corporation established a restructuring accrual of $7.6 million that was recorded against goodwill in accordance with the guidance on Business Combinations. These acquisitions are consolidated into the Motion Control segment. The accrual was established as of December 31, 2008 for $7.1 million. Based upon further analysis of the restructuring activities an additional $0.5 million was recorded in 2009. The restructuring accrual consisted of costs to exit the activities of certain facilities, including lease cancellation costs and external legal and consulting fees, as well as costs to relocate or involuntarily terminate certain employees of the acquired business. As of December 31, 2010, the Corporation completed its actions under the VMETRO and Mechetronics restructuring plans.

During 2009, the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations both domestically and internationally. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Corporation’s budget and operating plan. This plan impacted all three of the Corporation’s operating segments and resulted in costs incurred of $5.6 million. During 2010, the Corporation continued its restructuring initiatives and incurred an additional $3.0 million consisting of severance costs to involuntarily terminate certain employees; relocation costs; exit activities of certain facilities, including lease cancellation costs; and external legal and consulting fees. These costs were recorded in the Consolidated Statement of Earnings with the majority of the costs affecting the General and administrative expenses, Cost of sales, and Selling expenses for $1.7 million, $1.2 million, $0.1 million, respectively. The liability is included within Other current liabilities. As of December 31, 2011, the Corporation completed its actions under this restructuring plan.

A summary by segment of the components of facilities relocation and corporate restructuring charges for acquisitions and ongoing operations and an analysis of related activity in the accrual as of December 31, 2011 is as follows:

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
	(In thousands)
Flow Control
December 31, 2009	$57	$—	$—	$57

Provisions	895	732	352	1,979
Payments	(900)	(522)	(352)	(1,774)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2010	$52	$210	$—	$262

Provisions	—	—	—	—
Payments	(52)	(210)	—	(262)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2011	$—	$—	$—	$—

Motion Control
December 31, 2009	$1,545	$1,080	$125	$2,750

Provisions	668	71	103	842
Payments	(1,714)	(621)	(228)	(2,563)
Adjustments	(358)	(497)	—	(855)
Net currency translation adjustment	(23)	(28)	—	(51)

December 31, 2010	$118	$5	$—	$123

Provisions	—	—	—	—
Payments	(118)	(5)	—	(123)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2011	$—	$—	$—	$—

	Severance and Benefits	Facility Closing Costs	Relocation Costs	Total
	(In thousands)
Metal Treatment
December 31, 2009	$—	$—	$—	$—

Provisions	—	66	153	219
Payments	—	(66)	(153)	(219)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2010	$—	$—	$—	$—

Provisions	—	—	—	—
Payments	—	—	—	—
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2011	$—	$—	$—	$—

Total Curtiss-Wright
December 31, 2009	$1,602	$1,080	$125	$2,807

Provisions	1,563	869	608	3,040
Payments	(2,614)	(1,209)	(733)	(4,556)
Adjustments	(358)	(497)	—	(855)
Net currency translation adjustment	(23)	(28)	—	(51)

December 31, 2010	$170	$215	$—	$385

Provisions	—	—	—	—
Payments	(170)	(215)	—	(385)
Adjustments	—	—	—	—
Net currency translation adjustment	—	—	—	—

December 31, 2011	$—	$—	$—	$—

Oil and Gas Restructuring Initiative

During the fourth quarter of 2010, the Corporation initiated a restructuring plan within its Oil and Gas division, of the Flow Control segment. The objective of this initiative was to streamline the division’s workflow and consolidate existing facilities. In the fourth quarter of 2010 and during the year ended December 31, 2011, the Corporation recorded charges of $0.5 million and $0.2 million, respectively, related to severance and benefit costs as part of this initiative. These costs are recorded within General and administrative expenses in the Consolidated Statement of Earnings. As of December 30, 2011, substantially all payments have been made against the reserve.

The Corporation does not anticipate incurring any additional significant costs associated with this plan. However, the Corporation is currently evaluating additional restructuring activities within the Oil and Gas division. In addition, in 2012 we will continue to strategically identify potential facilities and personnel reductions as part of our ongoing efforts to streamline our workflow.

11. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

	2011	2010	2009
	(In thousands)
Domestic	$112,912	$100,948	$94,695
Foreign	72,077	57,347	50,564

	$184,989	$158,295	$145,259

The provision for income taxes for the years ended December 31 consists of:

	2011	2010	2009
	(In thousands)
Current:
Federal	$25,448	$25,856	$33,046
State	6,141	7,357	6,486
Foreign	19,632	15,663	16,974

	51,221	48,876	56,506

Deferred:
Federal	6,845	5,517	(4,324)
State	(697)	(208)	1,600
Foreign	(3,235)	(1,630)	(3,799)

	2,913	3,679	(6,523)

Valuation allowance	432	(858)	55

Provision for income taxes	$54,566	$51,697	$50,038

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	2.1	2.5	2.7
Rate changes	(0.2)	—	0.4
R&D tax credits	(4.2)	(3.3)	(1.7)
Foreign rate differential	(2.9)	(1.8)	(0.8)
All other, net	(0.3)	0.3	(1.2)

Effective tax rate	29.5%	32.7%	34.4%

During 2011, a $4.1 million U.S. research and development tax credit was recognized in the current year that did not occur in the prior year. The 2011 rate change is primarily due to the U.K. decreasing it’s statutory rate from 27% to 25%. The 2010 effective tax rate included a tax benefit of $4.2 million due to foreign cash repatriation. This was offset by a $0.8 million charge to write off a portion of deferred tax assets related to postretirement health care obligations. New health care legislation impacting the tax deductible prescription drug costs related to Medicare Part D will reduce the amount of the federal subsidy beginning in 2013 and reduce the deductible temporary difference relating to the benefit obligation. There was also a favorable impact as a result of a U.K. tax rate change which was offset by an unfavorable change in state tax rates. During 2010, the Company recorded a decrease of $1.0 million in the valuation allowance primarily related to the utilization of net operating loss carryforwards. The 2009 effective tax rate included a tax benefit of $1.4 million principally due to a Canadian tax rate change which was offset by $2.0 million increase in the state tax expense, net of federal benefit, principally as a result of a reduction in state rates thereby reducing the state deferred tax assets. The 2009 effective tax rate was also favorably impacted by an increase in research and development tax credits from the Canadian and U.K. operations.

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Environmental reserves	$7,837	$7,854
Inventories	17,788	15,875
Postretirement/postemployment benefits	13,757	14,271
Incentive compensation	10,477	7,276
Accrued vacation pay	5,227	4,905
Warranty reserves	4,350	3,964
Legal reserves	3,853	3,997
Share-based payments	9,608	8,798
Pension plans	77,193	45,833
Net operating loss	6,817	6,843
Deferred revenue	6,390	5,491
Other	12,005	11,590

Total deferred tax assets	175,302	136,697

Deferred tax liabilities:
Depreciation	47,434	35,364
Goodwill amortization	47,156	39,987
Other intangible amortization	30,318	33,007
Other	5,722	3,219

Total deferred tax liabilities	130,630	111,577

Valuation allowance	5,518	4,974

Net deferred tax assets	$39,154	$20,146

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

	2011	2010
	(In thousands)
Net current deferred tax assets	$54,275	$48,568
Net current deferred tax liabilities	2,278	2,640
Net noncurrent deferred tax assets	12,137	1,033
Net noncurrent deferred tax liabilities	24,980	26,815

Net deferred tax assets	$39,154	$20,146

The Corporation has income tax net operating loss carryforwards related to international operations of approximately $21.2 million of which $15.8 million have an indefinite life and $5.4 million expire through 2020. The Corporation has state income tax net operating loss carryforwards of approximately $12.9 million which expire through 2030. The Corporation has recorded a deferred tax asset of $6.8 million reflecting the benefit of the loss carryforwards.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2011 in one of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation has a valuation allowance of $5.5 million, as of December 31, 2011, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

Income tax payments of $47.6 million were made in 2011, $55.7 million in 2010, and $69.5 million in 2009.

No provision has been made for U.S. federal or foreign taxes on certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2011 was $202.9 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

The Corporation has recognized a liability for interest of $0.9 million and penalties of $0.5 million as of December 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(In thousands)
Balance at January 1,	$4,490	$3,374	$4,445
Additions for tax positions of prior periods	915	6	53
Additions for tax positions related to the current year	533	1,954	369
Settlements	(66)	(161)	(424)
Lapses of statute of limitations	(101)	(680)	(1,100)
Foreign currency translation	(2)	(3)	31

Balance at December 31,	$5,769	$4,490	$3,374

In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States (Federal)	2008—present
United States (Various states)	1998—present
United Kingdom	2005—present
Canada	2006—present

It is reasonably possible that the amount of the remaining liability for unrecognized tax benefits could change; however, the Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2011, 2010 and 2009 is $4.0 million, $2.9 million and $2.3 million, respectively, which if recognized, would favorably affect the effective income tax rate.

12. DEBT

Debt consists of the following as of December 31:

	2011	2010
	(In thousands)
Industrial revenue bonds, due from 2012 through 2023	$9,004	$9,102
Revolving credit agreement, due 2012	—	110,000
5.74% Senior notes due 2013	125,024	125,038
5.51% Senior notes due 2017	150,000	150,000
3.84% Senior notes due 2021	100,000	—
4.24% Senior notes due 2026	200,000	—
Other debt	2,402	2,504

Total debt	586,430	396,644
Less: current portion of long-term debt and short-term debt	2,502	2,602

Total long-term debt	$583,928	$394,042

The weighted-average interest rate of the Corporation’s Industrial Revenue Bonds was 0.47% and 0.57% in 2011 and 2010, respectively. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 0.77% and 0.80% in 2011 and 2010, respectively.

The fair value of the Corporation’s debt is prepared in accordance with the requirements of U.S. GAAP, as noted in Note 8 of the Consolidated Financial Statements. The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues. The carrying amount of the Revolving Credit Agreement and Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $615 million and $302 million at December 31, 2011 and 2010, respectively. The increase in the fair value primarily relates to our 2011 Notes, discussed further below. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows:

(In thousands)
2012	$2,502
2013	125,130
2014	108
2015	110
2016	92
Thereafter	458,488

Total	$586,430

Interest payments of $17 million, $21 million, and $24 million were made in 2011, 2010, and 2009, respectively.

On December 8, 2011 the Corporation issued $300 million of Senior Notes (the “2011 Notes”). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios and funding obligations under the defined pension plan, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.

On August 10, 2007, the Corporation and certain of its subsidiaries amended and refinanced its existing credit facility and entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. The Corporation’s available credit under the credit facility is $425 million from a syndicate of banks, led by Bank of America, N.A. and JP Morgan Chase Bank, N.A. as the co-arrangement banks. The Credit Agreement also contains an accordion feature, which can expand the overall credit line to a maximum aggregate amount of $600 million. The consortium membership has remained relatively the same. The Credit Agreement extended the maturity to August 10, 2012, at which time all amounts then outstanding under the Credit Agreement will be due and payable. In addition, the Credit Agreement provides for improved pricing and more favorable covenant terms, reduced facility fees, and increased availability of the facility for letters of credit. Borrowings under the Credit Agreement bear interest at a floating rate based on market conditions. In addition, the interest rate and level of facility fees are dependent on certain financial ratio levels, as defined in the Credit Agreement. The Corporation is subject to annual facility fees on the commitments under the Credit Agreement. In connection with the Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement. The Corporation is required under the Credit Agreement to maintain certain financial ratios and meet certain financial tests and minimum funding level for the defined benefit plan, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with other senior indebtedness. As of December 31, 2011, the Corporation had the flexibility to issue additional debt of approximately $1.2 billion without exceeding the covenant limit defined in the Credit Agreement. The Corporation would consider other financing alternatives to maintain capital structure balance and ensure compliance with all debt covenants. The Corporation had $0 million and $110 million in borrowings outstanding (excluding letters of credit) under the Credit Agreement at December 31, 2011 and 2010, respectively. The unused credit available under the Credit Agreement at December 31, 2011 and 2010 was $373 million and $258 million, respectively.

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

On September 25, 2003, the Corporation issued $200 million of Senior Notes (the “2003 Notes”). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. The $75 million 5.13% Senior Notes were repaid during the third quarter of 2010 by drawing down on our revolver. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and will be amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% and a cross default provision with the Corporation’s other senior indebtedness.

13. EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (“EPS”), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.

At December 31, 2011 and 2010, the Corporation had non-qualified share options outstanding of 653,000 shares and 1,068,000 shares, respectively, which were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Earnings per share calculations for the years ended December 31, 2011, 2010, and 2009, are as follows:

	Net Income	Weighted-Average Shares Outstanding	Earnings Per Share
	(In thousands, except stock options outstanding)
2011:
Basic earnings per share	$130,423	46,372	$2.81
Effect of dilutive securities:
Employee share-based compensation awards		567
Deferred director share-based compensation		74

Diluted earnings per share	$130,423	47,013	$2.77

2010:
Basic earnings per share	$106,598	45,823	$2.33
Effect of dilutive securities:
Employee share-based compensation awards		426
Deferred director share-based compensation		73

Diluted earnings per share	$106,598	46,322	$2.30

2009:
Basic earnings per share	$95,221	45,237	$2.10
Effect of dilutive securities:
Employee share-based compensation awards		389
Deferred director share-based compensation		69

Diluted earnings per share	$95,221	45,695	$2.08

14. SHARE-BASED COMPENSATION PLANS

Effective in 2011, the Corporation maintains two share-based compensation plans, restricted stock units and performance share units, both of which are utilized only in our executive Long Term Incentive grants. Previous grants included non-qualified stock options (“NQSO”) to all participants. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (“ESPP”) available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2011, 2010, and 2009 is as follows:

	2011	2010	2009
	(In thousands)
Non-qualified stock options	$3,066	$6,825	$6,272
Employee Stock Purchase Plan	658	1,291	3,560
Performance Share Units	2,591	2,079	2,184
Restricted Stock and Restricted Share Units	2,771	2,533	2,700
Other share-based payments	535	650	548

Total share-based compensation expense before income taxes	$9,621	$13,378	$15,264

Other share-based payments include restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2011, 2010, or 2009.

2005 Long-Term Incentive Plan

Awards under the 2005 Long Term Incentive Plan (the “2005 LTI Plan”) consist of three ongoing components, performance units (cash), performance share units, and time-based restricted stock units and two legacy components, restricted stock and non-qualified stock options. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares (as adjusted for subsequent stock splits and dividends) of Common stock were registered. Issuances of Common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. No more than 200,000 shares of Common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

The Corporation awarded total performance units (cash) of $19.3 million, $14.1 million, and $13.7 million in 2011, 2010, and 2009, respectively, to certain key employees. The performance units are denominated in U.S. dollars and are contingent upon the Corporation’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The anticipated cost of such awards is expensed over the three-year performance period, which amounted to $8.1 million, $6.5 million, and $8.1 million in 2011, 2010, and 2009, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Non-Qualified Stock Options (NQSO)

Effective November 2011, under the LTI plans, the Corporation no longer grants non-qualified stock options. Prior to November 2011, under the LTI Plans, the Corporation granted non-qualified stock options to key employees each year. Stock options granted under the LTI Plans expire ten years after the date of the grant and are generally exercisable (vest) one-third per year beginning with 12 months following the date of grant. The fair value of the NQSO’s was estimated at the date of grant using a Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock and other factors. The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2011	2010	2009
Risk-free rate	2.45%	1.68%	2.53%
Expected volatility	30.20%	30.50%	29.67%
Expected dividends	0.92%	1.07%	1.22%
Expected term (in years)	6	6	6
Weighted-average grant-date fair value of options	$10.57	$8.52	$9.19

A summary of employee stock option activity under the LTI Plans is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2010	3,743	$30.87
Granted	13	34.86
Exercised	(241)	17.42
Forfeited	(108)	31.06

Outstanding at December 31, 2011	3,407	$31.83	6.4	$11,924

Exercisable at December 31, 2011	2,653	$32.30	5.8	$8,044

The total intrinsic value of stock options exercised during 2011, 2010, and 2009 was $3.9 million, $1.8 million, and $1.9 million, respectively. The above table represents the Corporation’s estimate of options fully vested and/or expected to vest. Expected forfeitures are not material and therefore are not reflected in the above table.

NQSO grants vest over three years and compensation cost is recognized over the requisite service period for each separately vesting portion of each award as if each award, was in substance, multiple awards. During 2011, 2010, and 2009, compensation cost associated with NQSO’s was $3.1 million, $6.8 million, and $6.3 million respectively, which was charged to expense. As of December 31, 2011, there was $1.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from option exercises during 2011, 2010, and 2009 was $4.2 million, $1.8 million, and $2.3 million, respectively. The total tax benefit generated from options exercised during 2011, 2010, and 2009, was $1.1 million, $0.6 million, and $0.5 million, respectively. Tax benefits received on exercised options, which were subject to expense under U.S. GAAP, have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expense have been credited to additional paid in capital.

Performance Share Units

Since 2005, the Corporation granted performance share units to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various company-wide, three-year performance goals around net income targets, both against budget and as a percentage of sales against a peer group. The non-vested shares are subject to forfeiture if established performance goals are not met, or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s Common stock on the date of grant.

A summary of the Corporation’s performance-share units for 2011 is as follows:

	Shares/ Units (000’s)	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Non-vested at December 31, 2010	876	$32.13
Granted	184	32.97
Vested	(33)	54.00
Forfeited	(101)	30.65

Non-vested at December 31, 2011	926	$31.67	2.0	$32,711

Expected to vest at December 31, 2011(A)	382	$33.00	2.4	$13,488

(A)	– Based on 200% of target payout.

The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period. As forfeiture and performance assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. As of December 31, 2011, the weighted average remaining vesting term of performance based share units is 2.4 years.

Time Based Restricted Stock and Restricted Share Units

Time based restricted stock and share units cliff vest three years after the date of grant.

The restricted stock and restricted share units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. The non-vested restricted stock is subject to forfeiture if employment is terminated other than due to death or disability. The restricted units and restricted share units are subject to forfeiture if employment is terminated and are nontransferable.

A summary of the Corporation’s time-based restricted stock and restricted share units for 2011 is as follows:

	Shares/ Units (000’s)	Weighted- Average Fair Value	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Non-vested at December 31, 2010	340	$32.51
Granted	105	33.00
Vested	(73)	30.12
Forfeited	(4)	29.99

Non-vested at December 31, 2011	368	$33.15	2.9	$13,006

Expected to vest at December 31, 2011	368	$33.15	2.9	$13,006

As of December 31, 2011, there was $7.4 million of unrecognized compensation cost, which is expected to be recognized over a period of 2.9 years related to non-vested restricted stock and restricted share units.

Employee Stock Purchase Plan

The Corporation’s Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the fair market value at the end of each offering period. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Corporation. Effective January 1, 2011, the Corporation increased the number of shares authorized for issuance under the ESPP by an additional 1,200,000 shares, from 2,000,000 to 3,200,000, and extended the term of the ESPP by an additional two years through October 1, 2015. The Common stock to satisfy the stock purchases under the ESPP were originally designated as newly issued shares of Common stock; however, the Company has reserved the additional

1,200,000 shares from Treasury. During 2011, there were 320,810 shares purchased under the ESPP. As of December 31, 2011, there were 1,424,322 million shares available for future offerings, and the Corporation has withheld $4.3 million from employees, the equivalent of 142,515 shares. Compensation cost is recognized on a straight- line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.3 million of tax benefit associated with disqualifying dispositions during 2011, all of which was credited to additional paid in capital. Effective as of January 1, 2010, the plan’s look-back feature was eliminated from the ESPP.

2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (“2005 Stock Plan”), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2011, 2010 and 2009, the value of the award granted was $70,000 per director, respectively. These restricted stock awards are subject to forfeiture if the non- employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant, or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time five year restricted stock award of $ 35,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2011, 2010 and 2009, the Corporation awarded 16,680, 18,456, and 18,168, respectively, shares of restricted stock under the 2005 Stock Plan, of which 7,820, 9,228, and 12,490 shares, respectively, have been deferred by certain directors.

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 Stock Plan, the Corporation had provided for an aggregate additional 74,017 and 72,955 shares at an average price of $30.26 and $29.00, respectively, as of December 31, 2011 and 2010. During 2011 and 2010, the Corporation issued 12,687 and 10,836 shares, respectively, in compensation pursuant to such elections.

15. ENVIRONMENTAL COSTS

The Corporation has been named as a potentially responsible party (“PRP”), as have many other corporations and municipalities, in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through settlement discussions and payments from established reserves. The superfund sites remaining open at the end of the year are: Caldwell Trucking landfill superfund site, located in Fairfield, New Jersey; Sharkey landfill superfund site, located in Parsippany, New Jersey; and Chemsol, Inc. superfund site, located in Piscataway, New Jersey. The Corporation believes that the outcome for any of these remaining sites will not have a materially adverse effect on the Corporation’s results of operations or financial condition.

The Corporation has continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2011. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement. The reserve balance as of December 31, 2011, was $7.3 million, which is essentially unchanged from the prior year.

In 2005, the Corporation sold its Fairfield, New Jersey, property, which was formerly an operating facility for the Corporation’s Motion Control segment. Under the sale agreement, the Corporation has retained the responsibility to continue the ongoing environmental remediation on the property. As of December 31, 2011, the Corporation’s reserve balance was $0.6 million.

In 1992, the Corporation was named as a PRP in the Caldwell Trucking superfund site. The majority of the costs for this site have been for soil and groundwater remediation. As of December 31, 2011, the Corporation’s reserve balance was $4.6 million, which largely represents continuing operation and maintenance costs, system performance monitoring efforts, and assessment sampling.

The Corporation maintains several NRC licenses necessary for the continued operation of the EMD facility in Cheswick, Pennsylvania. In connection with these licenses, the NRC requires financial assurance from the Corporation in the form of a parent company guarantee representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses. In addition, the Corporation has obligations for additional environmental remediation costs at this facility, which are ongoing. The Corporation has partial environmental insurance coverage specifically for this facility. The policy provides coverage for losses due to on or off-site pollution conditions, which are pre-existing and unknown. As of December 31, 2011, the Corporation’s reserve balance was $7.7 million.

The Corporation’s aggregate environmental obligation at December 31, 2011 was $20.5 million compared to $20.8 million at December 31, 2010. Approximately 40.8% of the Corporation’s environmental reserves as of December 31, 2011, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using an appropriate discount rate to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2011, the undiscounted cash flows associated with the discounted reserves were $19.9 million and are anticipated to be paid over the next 30 years.

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

The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Mexico, and one plan each in Canada and Switzerland. In 2010, a defined benefit plan in Norway was terminated and replaced with a defined contribution plan. The total projected benefit obligation related to all foreign plans is $74.0 million as of December 31, 2011. Each plan and further information on the Norway plan termination is described below.

Domestic Plans

The Curtiss-Wright Plans

The Corporation maintains a defined benefit pension plan (the “CW Pension Plan”) covering all employees under four benefit formulas: a non-contributory non-union and union formula for all Curtiss-Wright (“CW”) employees and a contributory union and non-union benefit formula for employees at the EMD business unit.

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

Effective February 1, 2010, the Corporation amended the CW Pension Plan to close the traditional benefit to new entrants. All new employees hired on or after the effective date will be eligible for the cash balance benefit. The amendment does not affect CW employees that are subject to collective bargaining agreements or employees of EMD.

At December 31, 2011 and 2010, the Corporation had a noncurrent pension liability of $180.8 million and $112.1 million, respectively. The Corporation made $34.5 million of contributions to the CW Pension Plan in

2011 and expects to make a contribution of approximately $44.6 million in 2012 and cumulative contributions of approximately $243 million through 2016.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $23.4 million and $18.6 million as of December 31, 2011 and 2010, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $1.1 million in 2012.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. The Corporation had an accrued postretirement benefit liability of $0.6 million as of December 31, 2011 and 2010. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2012.

EMD Plan

The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright EMD employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. Effective January 1, 2011, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts (“RRA’s) to participants in lieu of the traditional benefit delivery. Participant accounts are funded a set amount annually that can be used to purchase supplemental coverage on the open market, effectively capping the benefit. The plan was amended and remeasured for accounting purposes on November 1, 2010, the date the plan changes were communicated to participants. This change reduced the benefit obligation by approximately $7.0 million at December 31, 2010.

The Corporation had an accrued postretirement benefit liability at December 31, 2011 and 2010 of $20.9 million and $19.4 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2011 and 2010, the discounted receivable included in other assets was $2.4 million and $2.7 million, respectively. The Corporation expects to contribute $1.5 million to the EMD Retirement Plan during 2012.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2011 and 2010, the Corporation had an accrued pension liability of $0.9 million and $0.4 million, respectively. The Corporation’s contributions to the Indal Plan are expected to be $0.5 million in 2012.

Metal Improvement Company—Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 6% of their pensionable salary, and the Corporation funds the balance of the cost to provide benefits. The plan provides for early retirement at reduced benefits and was closed to new entrants as of January 1, 2004. As of December 31, 2011 and 2010, the Corporation had an accrued pension liability of $3.2 million and $5.2 million, respectively. The Corporation’s contributions to the MIC Plan are expected to be approximately $0.9 million in 2012.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits and was closed to new entrants at time of acquisition in 2002. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2011 and 2010, the Corporation had an accrued pension liability of $2.0 million and $5.3 million, respectively. The Corporation’s contributions to the P&G Plan are expected to be approximately $1.9 million in 2012.

Mechetronics Limited Retirement Benefits Scheme (U.K.)

The Corporation assumed defined benefit obligations as a result of our Mechetronics acquisition on October 1, 2009. The plan is based on final pensionable salary and years of service. As a result of the restructuring of Mechetronics and the consolidation of U.K. operations, there are no active employees in the pension plan as of December 31, 2010 as the employees became deferred vested participants. See Note 10 to the Consolidated Financial Statements for further information regarding the restructuring. As of December 31, 2011 and 2010, the Corporation had an accrued pension liability of $3.0 million and $4.8 million, respectively. The Corporation’s contributions to the plans are expected to be $0.4 million in 2012.

Curtiss Wright Antriebstechnik GmbH (“CWAT”) Pension Plan (Switzerland)

CWAT sponsors a defined contribution plan covering 85 employees as of December 31, 2011. Under Swiss Law, there is a guaranteed minimum benefit requirement which must be valued as a defined benefit obligation for U.S. GAAP purposes. As of December 31, 2011 and 2010, the Corporation had an accrued pension liability of $0.3 million and $2.4 million, respectively. The Corporation’s contributions to the plan are expected to be immaterial in 2012.

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

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense:	2011	2010	2009
	(In thousands)
Service cost	$36,276	$33,332	$27,067
Interest cost	26,361	25,248	24,234
Expected return on plan assets	(31,635)	(28,904)	(29,039)
Amortization of prior service cost	1,210	1,111	646
Recognized net actuarial loss	5,464	1,815	2,287
Cost of settlements/curtailments	194	(1,245)	1,418

Net periodic benefit cost	$37,870	$31,357	$26,613

Net periodic benefit cost, specifically service and interest cost, has increased over the reported periods due to growth in headcount and service accruals related to existing employees under the age and service-based formula in the plan.

The Cost of settlements/curtailments indicated above represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. The settlement charge in 2011 is resulting from the retirement of employees in Switzerland and Mexico. In 2010, the gain resulted from the termination of the defined benefit plan in Norway, offset by settlement charges due to workforce reductions in Mexico and retirements in Switzerland. In 2009, a settlement charge of $1.5 million resulted from the retirement of a key executive and his subsequent election to receive his pension benefit as a single lump sum payout. As a result of this single lump sum payout, special settlement requirements were triggered. This charge was partially offset by curtailment gains associated with reductions in workforce in Norway and Mexico.

The following table details the components of net periodic expense for the CW and EMD Postretirement Benefit Plans:

	2011	2010	2009
	(In thousands)
Service cost	$388	$578	$666
Interest cost	1,009	1,342	1,601
Amortization of prior service cost	(629)	(105)	—
Recognized net actuarial gain	(901)	(1,132)	(853)

Net periodic postretirement benefit (income) cost	$(133)	$683	$1,414

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described earlier. The postretirement benefits information includes the domestic CW and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans. All plans were valued using a December 31, 2011 measurement date to comply with the requirements of U.S. GAAP to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Beginning of year	$521,305	$443,801	$19,972	$29,874
Service cost	36,276	33,332	388	578
Interest cost	26,361	25,248	1,009	1,342
Plan participants’ contributions	2,424	2,257	381	455
Amendments	118	594	—	(6,978)
Actuarial loss (gain)	38,045	43,651	1,350	(3,391)
Benefits paid	(27,177)	(25,717)	(1,681)	(2,015)
Special termination benefits	143	—	—	—
Retiree drug subsidy received	—	—	48	107
Curtailments	—	(821)	—	—
Settlements	(117)	(1,471)	—	—
Currency translation adjustments	(232)	431	—	—

End of year	$597,146	$521,305	$21,467	$19,972

Change in plan assets:
Beginning of year	$372,199	$350,370	$—	$—
Actual return on plan assets	(4,454)	40,967	—	—
Employer contribution	40,735	5,466	1,300	1,560
Plan participants’ contributions	2,424	2,257	381	455
Benefits paid	(27,177)	(25,717)	(1,681)	(2,015)
Settlements	(117)	(1,471)	—	—
Plan terminations	—	(128)	—	—
Currency translation adjustments	(461)	455	—	—

End of year	$383,149	$372,199	$—	$—

Funded status	$(213,997)	$(149,106)	$(21,467)	$(19,972)
Amounts recognized on the balance sheet
Current liabilities	$(1,069)	$(916)	$(1,601)	$(1,571)
Noncurrent liabilities	(212,928)	(148,190)	(19,866)	(18,401)

Total	$(213,997)	$(149,106)	$(21,467)	$(19,972)

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$175,524	$106,752	$(10,516)	$(12,768)
Prior service cost	6,791	7,889	(6,244)	(6,873)

Total	$182,315	$114,641	$(16,760)	$(19,641)

Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$9,979	$4,948	$(719)	$(925)
Prior service cost recognition	$1,200	$1,196	$(629)	$(629)
Accumulated benefit obligation	$546,635	$476,792	N/A	N/A
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$557,316	$497,237	N/A	N/A
Accumulated benefit obligation	516,115	462,416	N/A	N/A
Fair value of plan assets	345,640	353,473	N/A	N/A

Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)
Weighted-average assumptions in determination of benefit obligation:
Discount rate	4.46%	5.16%	4.48%	5.21%
Rate of compensation increase	3.96%	3.99%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.00%	8.50%
Ultimate rate reached in 2019 and 2014, respectively	N/A	N/A	5.50%	5.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.16%	5.89%	5.21%	5.98%
Expected return on plan assets	8.14%	8.09%	N/A	N/A
Rate of compensation increase	3.99%	4.04%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.50%	9.50%
Ultimate rate reached in 2019 and 2014, respectively	N/A	N/A	5.50%	5.50%

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

The overall expected return on assets assumption is based on a combination of historical performance of the pension fund and expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long- term capital market assumptions utilizing a ten-year time horizon through consultation with investment advisors. While consideration is given to recent performance and historical returns, the assumption represents a long-term prospective return.

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

	1% Increase	1% Decrease
	(In thousands)
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	$31	$(32)

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

The Corporation’s Finance Committee is responsible for formulating investment policies, developing investment manager guidelines and objectives, and approving and managing qualified advisors and investment managers. The guidelines established define permitted investments within each asset class and apply certain restrictions such as limits on concentrated holdings, and prohibits selling securities short, buying on margin, and the purchase of any securities issued by the Corporation.

The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s domestic retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 83% of consolidated assets:

Asset class	As of December 31,		Target Exposure	Expected Range
	2011	2010
Domestic equities	50%	52%	50%	40%-60%
International equities	13%	16%	15%	10%-20%

Total equity	63%	68%	65%	55%-75%
Fixed income	34%	32%	35%	25%-45%

The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.

Foreign plan assets represent 17% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The U.K. foreign plans follow a similar asset allocation strategy, while other plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 6.25% for all foreign plans.

Fair Value Measurements

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2011:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$16,628	$1,932	$14,696	$—
Equity Securities:
U.S. Large Cap (a)	116,277	116,084	193	—
U.S. Small Cap (b)	28,726	28,726	—	—
Foreign Large Cap (c)	53,311	53,311	—	—
Foreign Mid Cap	222	222	—	—
Foreign Index Funds (d)	24,612	2,219	22,393	—
Balanced Funds (e)	10,472	—	10,472	—

Total Equities	$233,620	$200,562	$33,058	$—
Fixed Income Securities:
U.S. Corporate Bonds (f)	19,472	—	19,472	—
U.S. Government Bonds	700	700	—	—
U.S. Fixed Income Mutual Fund (g)	59,791	59,791	—	—
US Other Fixed Income (h)	23,062	23,062	—	—
Foreign Government Bonds (i)	3,996	1,410	2,586	—
Foreign Corporate Bonds (i)	4,306	1,745	2,561	—
Foreign Government Index Funds (j)	1,616	—	1,616	—
Foreign Corporate Bond Index Funds (j)	9,265	—	9,265	—

Total Fixed Income Securities	$122,208	$86,708	$35,500	$—
Alternative Investments:
Insurance Contracts (k)	10,081	—	—	10,081

Total Alternative Investments	$10,081	$—	$—	$10,081
Real Estate:
Foreign Real Estate (l)	612	—	—	612

Total Real Estate	$612	$—	$—	$612
Total Assets	$383,149	$289,202	$83,254	$10,693

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2010:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$7,354	$989	$6,365	$—
Equity Securities:
U.S. Large Cap (a)	120,865	120,475	390	—
U.S. Small Cap (b)	28,048	28,048	—	—
Foreign Large Cap (c)	60,355	60,355	—	—
Foreign Mid Cap	116	116	—	—
Foreign Index Funds (d)	26,062	68	25,994	—
Balanced Funds (e)	5,432	—	5,432	—

Total Equities	$240,878	$209,062	$31,816	$—
Fixed Income Securities:
U.S. Corporate Bonds (f)	18,120	—	18,120	—
U.S Government Bonds	1,427	1,427	—	—
U.S. Fixed Income Mutual Fund (g)	54,808	54,808	—	—
U.S. Other Fixed Income (h)	21,658	—	21,658	—
Foreign Government Bonds (i)	4,788	1,509	3,279	—
Foreign Corporate Bonds (i)	3,215	1,494	1,721	—
Foreign Government Index Funds (j)	1,449	—	1,449	—
Foreign Corporate Bond Index Funds (j)	8,802	—	8,802	—

Total Fixed Income Securities	$114,267	$59,238	$55,029	$—
Alternative Investments:
Insurance Contracts (k)	8,903	—	—	8,903

Total Alternative Investments	$8,903	$—	$—	$8,903
Real Estate:
Foreign Real Estate (l)	797	—	—	797

Total Real Estate	$797	$—	$—	$797
Total Assets	$372,199	$269,289	$93,210	$9,700

(a)

This category comprised of two growth and two value-oriented portfolios of U.S. securities benchmarked against the S&P 500 index. 2010 also includes a minor holding of a U.S. equity index fund in Switzerland.

(b)	This category consists of a portfolio of U.S. securities benchmarked against the Russell 2000 index.

(c)	This category consists of two international mutual funds benchmarked against the MSCI EAFE index. This category also includes individual foreign equity holdings in the CW Pension Plan.

(d)	This category is comprised primarily of global equity index mutual funds associated with the U.K. based pension plans.

(e)	This category consists of three balanced funds associated with the Canadian and U.K. based pension plans composed, in aggregate, of approximately 50% equities and 50% fixed income/cash.

(f)

This category consists of a portfolio of domestic fixed income securities benchmarked against the Barclays Capital Aggregate Bond Index, with the majority of the portfolio comprised of corporate bonds.

(g)	This category consists of an actively-managed bond mutual fund comprised of domestic investment-grade debt, fixed-income derivatives, and below investment-grade issues.

(h)	This category consists of U.S. mortgage backed securities, asset backed securities, municipal bonds, and convertible debt.

(i)	These categories consist of bond mutual funds for institutional investors associated with the CW Pension Plan as well as our Switzerland and U.K. based pension plans.

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

Fixed income securities are primarily valued using a market approach utilizing various underlying pricing sources and methodologies. Real estate investment trusts are priced at net asset value based on valuations of the underlying real estate holdings using inputs such as discounted cash flows, independent appraisals, and market- based comparable data.

Cash balances in the United States are held in a pooled fund and classified as a Level 2 asset. Non-U.S. cash is valued using a market approach based on quoted market prices of identical instruments.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011 and 2010:

	Insurance Contracts	Corporate Bonds	Real Estate	Total
December 31, 2009	$8,162	$482	$1,066	$9,710
Actual return on plan assets:
Relating to assets still held at the reporting date	163	—	31	194
Relating to assets sold during the period	—	12	—	12
Purchases, sales, and settlements	(290)	—	(365)	(655)
Transfers in and/or out of Level 3	—	(494)	—	(494)
Foreign currency translation adjustment	868	—	65	933

December 31, 2010	$8,903	$—	$797	$9,700

Actual return on plan assets:
Relating to assets still held at the reporting date	188	—	33	221
Relating to assets sold during the period	—	—	3	3
Purchases, sales, and settlements	1,092	—	(230)	862
Transfers in and/or out of Level 3	—	—	—	—
Foreign currency translation adjustment	(102)	—	9	(93)

December 31, 2011	$10,081	$—	$612	$10,693

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

	Pension Plans	Postretirement Plans	Total
	(In thousands)
2012	$38,138	$1,604	$39,742
2013	39,090	1,575	40,665
2014	42,081	1,579	43,660
2015	43,094	1,579	44,673
2016	44,291	1,567	45,858
2017 - 2021	244,713	7,797	252,510

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $3.7 million, $2.8 million, and $2.6 million in 2011, 2010, and 2009, respectively.

17. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $33.6 million in 2011, $31.2 million in 2010, and $29.2 million in 2009.

At December 31, 2011, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Rental Commitments
(In thousands)
2012	$29,356
2013	27,533
2014	22,934
2015	20,183
2016	18,275
Thereafter	57,102

Total	$175,383

18. SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products including valves, pumps, motors, generators, instrumentation, and control electronics for severe service military and commercial applications. The Motion Control segment primarily designs, develops, and manufactures mechanical systems, drive systems, and mission- critical embedded computing products and sensors mainly for the aerospace and defense industries. Metal Treatment provides various metallurgical services, principally shot peening, laser peening, coatings, anodizing, heat treating and analytical services. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s Chairman and CEO, its chief operating decision-maker.

During 2011, 2010, and 2009, the Corporation had no direct defense customer or commercial customer representing more than 10% of consolidated revenue.

	December 31,
	2011	2010	2009
	(In thousands)
Net sales
Flow Control	$1,060,785	$1,024,860	$985,201
Motion Control	715,187	653,030	624,932
Metal Treatment	284,499	222,160	204,857
Less: Intersegment Revenues	(6,341)	(6,916)	(5,300)

Total Consolidated	$2,054,130	$1,893,134	$1,809,690

Operating income (expense)
Flow Control	$103,421	$104,391	$92,721
Motion Control	81,009	80,410	80,949
Metal Treatment	43,992	25,842	19,891
Corporate and Eliminations (1)	(23,466)	(30,820)	(24,242)

Total Consolidated	$204,956	$179,823	$169,319

Depreciation and amortization expense
Flow Control	$37,617	$35,086	$35,582
Motion Control	30,724	27,903	25,210
Metal Treatment	18,099	15,498	14,473
Corporate and Eliminations	1,860	1,459	1,216

Total Consolidated	$88,300	$79,946	$76,481

Segment assets
Flow Control	$1,257,142	$1,102,417	$1,099,960
Motion Control	1,034,225	873,074	771,355
Metal Treatment	286,084	233,356	232,658
Corporate and Eliminations	75,386	33,171	38,068

Total Consolidated	$2,652,837	$2,242,018	$2,142,041

Capital expenditures
Flow Control	$34,655	$18,795	$43,781
Motion Control	33,348	18,178	11,816
Metal Treatment	14,572	13,884	16,853
Corporate and Eliminations	2,256	2,123	2,082

Total Consolidated	$84,831	$52,980	$74,532

(1)	Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Reconciliations

	December 31,
	2011	2010	2009
	(In thousands)
Earnings before taxes:
Total segment operating income	$228,422	$210,643	$193,561
Corporate and administrative	(23,466)	(30,820)	(24,242)
Interest expense	(20,834)	(22,107)	(25,066)
Other income, net	867	579	1,006

Total consolidated earnings before tax	$184,989	$158,295	$145,259

Assets:
Total assets for reportable segments	$2,577,451	$2,208,847	$2,103,973
Non-segment cash	227	299	4,460
Other assets	75,159	32,872	33,608

Total consolidated assets	$2,652,837	$2,242,018	$2,142,041

Geographic Information

	December 31,
	2011	2010	2009
	(In thousands)
Revenues
United States of America	$1,446,741	$1,340,754	$1,283,174
United Kingdom	139,002	115,331	104,606
Canada	81,498	58,855	63,644
Other foreign countries	386,889	378,194	358,266

Consolidated total	$2,054,130	$1,893,134	$1,809,690

Long-Lived Assets
United States of America	$328,816	$285,035	$285,392
United Kingdom	38,859	39,479	46,384
Canada	31,914	33,578	32,405
Other foreign countries	43,966	39,188	36,968

Consolidated total	$443,555	$397,280	$401,149

19. CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003. The Corporation recorded a $6.5 million reserve related to the lawsuit. In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award. The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision. In December 2010, the Supreme Court of New Jersey issued an opinion reversing the Appellate Division’s decision, and reinstated the judgment rendered by the trial court. The Corporation filed a Motion for Reconsideration with the Supreme Court of New Jersey. In the motion, the Corporation requested that the Supreme Court of New Jersey remand the case back to the lower Appellate Division to resolve certain arguments raised by the Corporation regarding the appropriateness of damages. The Supreme Court of New Jersey has granted the Corporation’s request for reconsideration and remanded the case back to the lower Appellate Division to decide the remaining undecided arguments raised by the Corporation. In September 2011, the Appellate Court heard argument on the remaining unresolved issues in the case. To date, there has been no decision rendered by the Appellate Court. The total reserve related to the lawsuit as of December 31, 2011 is $10.3 million and recorded within Other current liabilities of the Consolidated Balance Sheets.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2011, 2010, and 2009, the Corporation had contingent liabilities on outstanding letters of credit of $55.8 million, $47.0 million, and $47.3 million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (“RCP”) supplier for the Westinghouse AP1000 nuclear power plants under construction in China. The first RCP was scheduled for delivery in the fourth quarter of 2011. During the final phase of testing, the Corporation detected a localized heating issue in the pump stator. The Corporation is taking the necessary steps to ensure the long-term reliability and safety of the RCP and as a result increased the estimated contract costs, which did not result in a material impact to the Corporation’s financial results. Based upon current negotiations with the customer, the Corporation believes that the existing contract will be modified to reflect revised delivery dates and that any damage or incentive provisions will be revised accordingly. Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to its operations or cash flows.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive loss as of December 31, 2011 and 2010 consisted of:

	Pre-tax amount	Deferred tax (asset) liability	Net of tax amount
	(In thousands)
2011
Foreign currency translation adjustments	$41,364	$(1,596)	$39,768
Pension and postretirement adjustments:
Net actuarial (loss) gain	(165,008)	60,625	(104,383)
Prior service costs	(547)	31	(516)

Total pension and postretirement adjustments	(165,555)	60,656	(104,899)

Accumulated other comprehensive (loss) income	$(124,191)	$59,060	$(65,131)

	Pre-tax amount	Deferred tax liability	Net of tax amount
	(In thousands)
2010
Foreign currency translation adjustments	$57,242	$998	$58,240
Pension and postretirement adjustments:
Net actuarial (loss) gain	(93,984)	33,778	(60,206)
Prior service costs	(1,016)	169	(847)

Total pension and postretirement adjustments	(95,000)	33,947	(61,053)

Accumulated other comprehensive (loss) income	$(37,758)	$34,945	$(2,813)

Other comprehensive income (loss) for the periods ending December 31, 2011, 2010 and 2009 were as follows:

	Pre-tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
2011
Foreign currency translation adjustments	$(15,838)	$(2,634)	$(18,472)
Pension and postretirement adjustments:
Net actuarial (loss) gain	(71,024)	26,847	(44,177)
Prior service cost	469	(138)	331

Total pension and postretirement adjustments	(70,555)	26,709	(43,846)

Other comprehensive (loss) income	$(86,393)	$24,075	$(62,318)

	Pre-tax amount	Tax benefit (expense)	Net of tax amount
	(In thousands)
2010
Foreign currency translation adjustments	$28,716	$2,867	$31,583
Pension and postretirement adjustments:
Net actuarial (loss) gain	(28,110)	8,908	(19,202)
Prior service cost	7,306	(2,895)	4,411

Total pension and postretirement adjustments	(20,804)	6,013	(14,791)

Other comprehensive income	$7,912	$8,880	$16,792

	Pre-tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
2009
Foreign currency translation adjustments	$40,586	$(3,990)	$36,596
Pension and postretirement adjustments:
Net actuarial gain (loss)	29,712	(10,855)	18,857
Prior service cost	(3,937)	1,430	(2,507)

Total pension and postretirement adjustments	25,775	(9,425)	16,350

Other comprehensive income (loss)	$66,361	$(13,415)	$52,946

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

21. SUBSEQUENT EVENTS

In January 2012, the Company entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and one fixed-to-floating interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread.

Additional information regarding our interest rate swaps is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and in Notes 1 to the consolidated financial statements contained in Item 8, Financial Statements and Supplementary Data.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	(In thousands, except per share data)
2011
Net sales	$461,850	$514,905	$515,996	$561,379
Gross profit	148,969	168,957	170,637	187,555
Net earnings	24,516	31,796	34,360	39,751
Earnings per share:
Basic earnings per share	$0.53	$0.69	$0.74	$0.85
Diluted earnings per share	0.52	0.68	0.73	0.84
Dividends per share	0.08	0.08	0.08	0.08
2010
Net sales	$441,775	$462,165	$465,813	$523,381
Gross profit	137,984	154,383	155,717	173,669
Net earnings	16,335	25,898	27,784	36,581
Earnings per share:
Basic earnings per share	$0.36	$0.57	$0.61	$0.80
Diluted earnings per share	0.35	0.56	0.60	0.79
Dividends per share	0.08	0.08	0.08	0.08

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

Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2011. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2011.

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
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Parsippany, New Jersey

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Parsippany, New Jersey
February 24, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2011, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2011 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework.

Based on management’s assessment, management believes that as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2011 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 4, 2012 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Footnotes

		Page
1.	The following are documents filed as part of this report in Part II, Item 8:
	Consolidated Statements of Earnings	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Cash Flows	55
	Consolidated Statements of Stockholders’ Equity	56
	Notes to Consolidated Financial Statements	57
2.	Financial Statement Schedule
	Schedule II–Valuation and Qualifying Accounts	110

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date
2.1

Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 3, 2005).

		8-K	February 3, 2005
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Form 8-A/A filed May 24, 2005).	8-A/A	May 24, 2005
3.2	Amended and Restated By-Laws (incorporated by reference to Form 8-K filed May 13, 2011).	8-K	May 13, 2011
3.3	Form of stock certificate for Common Stock (incorporated by reference to Form 8-K filed November 17, 2008).	8-K	November 17, 2008
4.1

Agreement to furnish to the Commission upon request a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (incorporated by reference to Exhibit 4 to Form 10- K for the year ended December 31, 1985).

		10-K	December 31, 1985

Exhibit No.	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date
10.1

Curtiss-Wright Corporation 2005 Omnibus Long- Term Incentive Plan, amended and restated effective January 1, 2010 (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed March 19, 2010).*

		14A	March 19, 2010
10.2

Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2005).*

		10-K	March 7, 2006
10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended June 30, 2001).*	10-Q	August 15, 2001
10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2010).*	10-K	February 25, 2011
10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*			X
10.6

Amended and Restated Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through January 1, 2010 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2010).*

		10-K	February 25, 2011
10.7	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X
10.8	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2010).*	10-K	February 25, 2011
10.9

Instrument of Amendment No. 1 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2010).*

		10-K	February 25, 2011
10.10	Instrument of Amendment No. 2 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X
10.11	Instrument of Amendment No. 3 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X
10.12	Form of indemnification Agreement entered into by the Registrant with each of its directors (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2008).	10-K	March 2, 2009

Exhibit No.	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date
10.13	Amended and Restated Curtiss-Wright Electro- Mechanical Corporation Savings Plan, dated January 1, 2010 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2010)*	10-K	February 25, 2011
10.14	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*			X
10.15	Curtiss-Wright Corporation 2005 Stock Plan for Non- Employee Directors (incorporated by reference to Appendix C to Definitive Proxy Statement on Schedule 14A filed April 5, 2005).*	14A	April 5, 2005
10.16

Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006 (incorporated by reference to Exhibit 10 to Form 10-K for the year ended December 31, 2006)*

		10-K	February 27, 2007
10.17	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 2008.*			X
10.18

Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).*

		10-Q	November 15, 2001
10.19

Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001).*

		10-Q	November 15, 2001
10.20	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 1998).*	10-Q	May 13, 1998
10.21	Consulting Agreement, dated April 30, 2010, between the Registrant and Edward Bloom (incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 2009).*	10-Q	May 8, 2009
10.22	Curtiss-Wright Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix C to Proxy Statement filed March 24, 2011).*	14A	March 24, 2011
10.23	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2003).	8-K	October 3, 2003

Exhibit No.	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date
10.24

Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 3, 2003).

		8-K	October 3, 2003
10.25	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2005).	8-K	December 5, 2005
10.26

Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 5, 2005).

		8-K	December 5, 2005
10.27	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 13, 2011).	8-K	December 13, 2011
10.28

Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 13, 2011).

		8-K	December 13, 2011
10.29	Incentive Compensation Plan, as amended November 15, 2010 (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed March 24, 2011).*	14A	March 24, 2011
10.30	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 11, 2006).*	8-K	October 11, 2006
10.31	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007).*	8-K	October 25, 2007
10.32	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 16, 2006).*	8-K	October 16, 2006
10.33	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams (incorporated by reference to Exhibit 10 to Form 8-K filed October 25, 2007).*	8-K	October 25, 2007

Exhibit No.	Exhibit Description	Incorporated by Reference		Filed Herewith
		Form	Filing Date
10.34

Second Amended and Restated Credit Agreement dated as of August 10, 2008 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., as Syndication Agent; and Sun Trust Bank and Citibank N.A., as Co- Documentation Agents (incorporated by reference to Exhibit 10 to Form 10-K/A for the year ended December 31, 2008)

		10-K	March 19, 2010
21	Subsidiaries of the Registrant (filed herewith).			X
23	Consent of Independent Registered Public Accounting Firm (filed herewith).			X
31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a-14(a) (filed herewith).			X
31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a-14(a) (filed herewith).			X
32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith).			X
*	Indicates contract or compensatory plan or arrangement
101.INS	XBRL instance document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
Schedule II–Valuation and Qualifying Accounts
for the years ended December 31, 2011, 2010, and 2009
(In thousands)

Description	Balance at Beginning of Period	Additions			Deductions (Describe)		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts (Describe)
Deducted from assets to which they apply:
December 31, 2011
Reserves for inventory obsolescence	$41,596	$12,038	$1,948	(A)	$7,035	(B)	$48,547
Reserves for doubtful accounts	3,972	4,258	836	(A)	2,186	(C)	6,880
Tax valuation allowance	4,974	432	112	(A)	—		5,518

Total	$50,542	$16,728	$2,896		$9,221		$60,945

December 31, 2010
Reserves for inventory obsolescence	$39,739	$14,472	$782	(A)	$13,397	(B)	$41,596
Reserves for doubtful accounts	3,997	2,753	50	(A)	2,828	(C)	3,972
Tax valuation allowance	5,924	(858)	(92	)(A)	—		4,974

Total	$49,660	$16,367	$740		$16,225		$50,542

December 31, 2009
Reserves for inventory obsolescence	$34,283	$12,931	$1,751	(A)	$9,226	(B)	$39,739
Reserves for doubtful accounts	4,824	3,633	66	(A)	4,526	(C)	3,997
Tax valuation allowance	5,375	55	494	(A)	—		5,924

Total	$44,482	$16,619	$2,311		$13,752		$49,660

Notes:

(A)	Primarily amounts acquired from business combinations and currency translation adjustments.

(B)	Write-off and sale of obsolete inventory.

(C)	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PT K;;">CURTISS-WRIGHT CORPORATION
(Registrant)

Date: February 24, 2012	By:	/s/ MARTIN R. BENANTE Martin R. Benante Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2012	By:	/s/ GLENN E. TYNAN Glenn E. Tynan Chief Financial Officer
Date: February 24, 2012	By:	/s/ GLENN COLEMAN Glenn Coleman Controller
Date: February 24, 2012	By:	/s/ MARTIN R. BENANTE Martin R. Benante Director
Date: February 24, 2012	By:	/s/ DEAN M. FLATT Dean M. Flatt Director
Date: February 24, 2012	By:	/s/ S. MARCE FULLER S. Marce Fuller Director
Date: February 24, 2012	By:	/s/ ALLEN A. KOZINSKI Allen A. Kozinski Director
Date: February 24, 2012	By:	/s/ WILLIAM B. MITCHELL William B. Mitchell Director
Date: February 24, 2012	By:	/s/ JOHN R. MYERS John R. Myers Director
Date: February 24, 2012	By:	/s/ JOHN B. NATHMAN John B. Nathman Director
Date: February 24, 2012	By:	/s/ ROBERT J. RIVET Robert J. Rivet Director
Date: February 24, 2012	By:	/s/ WILLIAM W. SIHLER William W. Sihler Director
Date: February 24, 2012	By:	/s/ ALBERT E. SMITH Albert E. Smith Director