Form 10-Q
period 2012-03-31
CURTISS WRIGHT CORP
filed 2012-05-07
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

or

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

Common Stock, par value $1.00 per share: 46,916,238 shares (as of April 30, 2012).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$501,661	$452,931
Cost of sales	342,387	307,028
Gross profit	159,274	145,903

Research and development expenses	15,347	13,597
Selling expenses	32,481	29,223
General and administrative expenses	75,887	63,892
Operating income	35,559	39,191

Interest expense	(6,482)	(5,121)
Other income, net	102	52

Earnings from continuing operations before income taxes	29,179	34,122
Provision for income taxes	9,337	11,155
Earnings from continuing operations	19,842	22,967

Discontinued operations, net of taxes
Earnings from discontinued operations	3,059	1,549
Gain on divestiture	18,411	-
Earnings from discontinued operations	21,470	1,549

Net earnings	$41,312	$24,516

Basic earnings per share
Earnings from continuing operations	$0.42	$0.50
Earnings from discontinued operations	0.46	0.03
Total	$0.88	$0.53

Diluted earnings per share
Earnings from continuing operations	$0.42	$0.49
Earnings from discontinued operations	0.45	0.03
Total	$0.87	$0.52

Dividends per share	$0.08	$0.08

Weighted-average shares outstanding:
Basic	46,687	46,195
Diluted	47,571	46,974

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net earnings	$41,312	$24,516
Other comprehensive income
Foreign currency translation	$19,769	$17,694
Pension and postretirement adjustments	1,454	471
Other comprehensive income, net of tax	21,223	18,165
Comprehensive income	$62,535	$42,681

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$231,064	$194,387
Receivables, net	581,991	556,026
Inventories, net	342,741	320,633
Deferred tax assets, net	53,877	54,275
Other current assets	39,738	41,813
Total current assets	1,249,411	1,167,134
Property, plant, and equipment, net	440,545	443,555
Goodwill	763,960	759,442
Other intangible assets, net	257,844	261,448
Deferred tax assets, net	12,615	12,137
Other assets	9,350	9,121
Total assets	$2,733,725	$2,652,837

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$2,466	$2,502
Accounts payable	132,813	150,281
Dividends payable	3,757	-
Accrued expenses	104,673	105,196
Income taxes payable	17,752	4,161
Deferred revenue	217,804	200,268
Other current liabilities	41,942	42,976
Total current liabilities	521,207	505,384
Long-term debt	571,186	583,928
Deferred tax liabilities, net	25,575	24,980
Accrued pension and other postretirement benefit costs	233,397	232,794
Long-term portion of environmental reserves	19,978	19,067
Other liabilities	62,850	57,645
Total liabilities	1,434,193	1,423,798
Contingencies and commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	49,021	48,879
Additional paid in capital	144,902	143,192
Retained earnings	1,225,544	1,187,989
Accumulated other comprehensive loss	(43,908)	(65,131)
	1,375,559	1,314,929
Less: Cost of treasury stock	(76,027)	(85,890)
Total stockholders' equity	1,299,532	1,229,039
Total liabilities and stockholders' equity	$2,733,725	$2,652,837

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$41,312	$24,516
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	23,534	20,522
Gain on divestiture	(29,583)	-
Net gain on sales and disposals of long-lived assets	(669)	(46)
Deferred income taxes	(1,373)	(2,743)
Share-based compensation	2,681	2,793
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(27,999)	(35,100)
Inventories, net	(19,931)	(22,551)
Progress payments	(398)	(407)
Accounts payable and accrued expenses	(29,574)	(34,207)
Deferred revenue	17,536	5,581
Income taxes payable	19,052	7,745
Net pension and postretirement liabilities	2,722	(10,337)
Other current and long-term assets and liabilities	(2,029)	1,449
Total adjustments	(46,031)	(67,301)
Net cash used for operating activities	(4,719)	(42,785)
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	-	118
Proceeds from divestiture	51,225	-
Acquisitions of intangible assets	(1,929)	-
Additions to property, plant, and equipment	(20,167)	(19,245)
Acquisition of businesses, net of cash acquired	-	(13,250)
Net cash provided by (used for) investing activities	29,129	(32,377)
Cash flows from financing activities:
Borrowings on debt	-	273,500
Principal payments on debt	(25)	(220,524)
Proceeds from exercise of stock options	8,340	5,895
Excess tax benefits from share-based compensation	20	3
Net cash provided by financing activities	8,335	58,874
Effect of exchange-rate changes on cash	3,932	135
Net increase (decrease) in cash and cash equivalents	36,677	(16,153)
Cash and cash equivalents at beginning of period	194,387	68,119
Cash and cash equivalents at end of period	$231,064	$51,966
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$4,223	$746

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)	$(88,194)
Net earnings	-	-	130,423	-	-
Other comprehensive income, net	-	-	-	(62,318)	-
Dividends paid	-	-	(14,893)	-	-
Stock options exercised, net	321	5,312	-	-	8,648
Share-based compensation	-	8,046	-	-	1,575
Repurchase of common stock	-	-	-	-	(8,178)
Other	-	(259)	-	-	259
December 31, 2011	$48,879	$143,192	$1,187,989	$(65,131)	$(85,890)
Net earnings	-	-	41,312	-	-
Other comprehensive income, net	-	-	-	21,223	-
Dividends declared	-	-	(3,757)	-	-
Stock options exercised, net	142	3,406	-	-	5,486
Share-based compensation	-	(1,306)	-	-	3,987
Repurchase of common stock	-	-	-	-	-
Other	-	(390)	-	-	390
March 31, 2012	$49,021	$144,902	$1,225,544	$(43,908)	$(76,027)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (“the Corporation” or “the Company”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries. Operations are conducted through 65 manufacturing facilities and 58 metal treatment service facilities.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries.  All intercompany transactions and accounts have been eliminated.

On March 30, 2012, the Corporation sold its Heat Treating business to Bodycote plc.  The Corporation divested this non-core cyclical business to focus on higher technology engineered services such as specialty coatings and materials testing.  As a result of the divestiture, the results of operations for the Heat Treating business, which were previously reported as part of the Metal Treatment segment, have been reclassified as discontinued operations for all periods presented. Please refer to Footnote 2 of our Condensed Consolidated Financial Statements for further information.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2011 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011.  In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this new guidance did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

Intangibles—Goodwill and Other:  Testing Goodwill for Impairment

In September 2011, new guidance was issued that amends the current testing requirements of goodwill for impairment purposes.  The new guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The new guidance is to be applied prospectively effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted.  The adoption of this standard did not have an impact on the Corporation’s results of operations or financial condition.

2           DISCONTINUED OPERATIONS

On March 30, 2012, the Corporation sold the assets and real estate of its Heat Treating business, which had been reported in the Metal Treatment segment, to Bodycote plc. The sales price was $52 million and is subject to a post-closing adjustment based on the final closing balance sheet.  The Corporation divested this non-core business to focus on higher technology services such as specialty coatings and materials testing.  The Heat Treating business’ operating results are included in discontinued operations in the Corporation's Condensed Consolidated Statement of Earnings for all periods presented.

Components of earnings from discontinued operations for the three months ended March 31, were as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Net sales	$10,785	$8,919
Earnings from discontinued operations before income taxes	4,929	2,496
Provision for income taxes	(1,870)	(947)
Gain on divestiture, net of taxes of $11,172	18,411	-
Earnings from discontinued operations	$21,470	$1,549

Included in the Corporation’s Income taxes payable account as of March 31, 2012 is approximately $13 million primarily attributable to the gain on divestiture of our Heat Treating business.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           RECEIVABLES

Receivables include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	March 31,	December 31,
	2012	2011
Billed receivables:
Trade and other receivables	$389,866	$369,109
Less: Allowance for doubtful accounts	(6,334)	(6,880)
Net billed receivables	383,532	362,229
Unbilled receivables:
Recoverable costs and estimated earnings not billed	232,272	227,957
Less: Progress payments applied	(33,813)	(34,160)
Net unbilled receivables	198,459	193,797
Receivables, net	$581,991	$556,026

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31,	December 31,
	2012	2011
Raw materials	$183,261	$168,619
Work-in-process	99,424	97,420
Finished goods and component parts	80,812	81,544
Inventoried costs related to U.S. Government and other long-term contracts	40,868	35,347
Gross inventories	404,365	382,930
Less: Inventory reserves	(47,848)	(48,547)
Progress payments applied, principally related to long-term contracts	(13,776)	(13,750)
Inventories, net	$342,741	$320,633

As of March 31, 2012 and December 31, 2011, inventory also includes capitalized contract development costs of $21.9 million and $17.5 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customer.  As of March 31, 2012 and December 31, 2011, $7.8 million and $9.4 million, respectively, are scheduled to be liquidated under existing firm orders.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2011	$328,219	$385,784	$45,439	$759,442
Divestitures	-	-	(3,649)	(3,649)
Goodwill adjustments	8	40	-	48
Foreign currency translation adjustment	1,321	6,676	122	8,119
March 31, 2012	$329,548	$392,500	$41,912	$763,960

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

	(In thousands)
March 31, 2012	Gross	Accumulated Amortization	Net
Technology	$157,128	$(68,163)	$88,965
Customer related intangibles	222,571	(82,764)	139,807
Other intangible assets	44,814	(15,742)	29,072
Total	$424,513	$(166,669)	$257,844

	(In thousands)
December 31, 2011	Gross	Accumulated Amortization	Net
Technology	$155,406	$(65,291)	$90,115
Customer related intangibles	219,498	(77,945)	141,553
Other intangible assets	44,555	(14,775)	29,780
Total	$419,459	$(158,011)	$261,448

During the first quarter of 2012, the Corporation acquired intangible assets of $1.9 million.  The acquired intangible assets are Technology, and have a 15 year amortization period.

Total intangible amortization expense for the three months ended March 31, 2012 was $7.7 million as compared to $6.5 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2012 through 2016 is $27.7 million, $25.7 million, $24.0 million, $22.8 million, and $22.5 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Forward Foreign Exchange Contracts

The Corporation has foreign currency exposure primarily in Europe and Canada.  The Corporation uses financial instruments, such as forward contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.

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

In January 2012, the Company entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and one fixed-to-floating interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread. The notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200 million and $25 million at March 31, 2012.

The Corporation utilizes the bid ask pricing that is common in the dealer markets to determine the fair value of its interest rate swap agreements and forward foreign exchange contracts.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.  Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are valued at a Level 2.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments, and ones that are not designated for hedge accounting.

	(In thousands)
	March 31,	December 31,
	2012	2011
Assets
Undesignated for hedge accounting
Forward exchange contracts	$1	$13
Total asset derivatives (A)	$1	$13

Liabilities
Designated for hedge accounting
Interest rate swaps	$12,713	$-
Undesignated for hedge accounting
Forward exchange contracts	$264	$356
Total liability derivatives (B)	$12,977	$356

(A)	All asset derivatives are included in Other current assets.
(B)	All forward exchange derivatives are included in Other current liabilities and all interest rate swaps are included in Other liabilities.

Effects on Condensed Consolidated Statements of Income

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three months ended March 31, were as follows:

	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Income Statement Classification	2012	2011	2012	2011
Other income, net	$(12,713)	$-	$12,713	$-

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	(In thousands)
	Three Months Ended
	March 31,
Derivatives not designated as hedging instrument	2012	2011
Forward exchange contracts:
General and administrative expenses	$976	$892

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of March 31, 2012.  Accordingly, all of the Corporation’s debt is valued at a Level 2.

The carrying amount of the variable interest rate debt approximates fair value because the interest rates are reset periodically to reflect current market conditions.

The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31,		December 31,
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Industrial revenue bonds, due from 2012 through 2023	$8,843	$8,843	$9,004	$9,004
5.74% Senior notes due 2013	125,021	131,861	125,024	134,982
5.51% Senior notes due 2017	150,000	173,476	150,000	172,871
3.84% Senior notes due 2021	99,452	99,452	100,000	101,886
4.24% Senior notes due 2026	187,835	187,835	200,000	204,965
Other debt	2,501	2,501	2,402	2,402
	$573,652	$603,968	$586,430	$626,110

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

	(In thousands)
	2012	2011
Warranty reserves at January 1,	$16,076	$14,841
Provision for current year sales	1,663	1,781
Current year claims	(1,269)	(1,610)
Change in estimates to pre-existing warranties	(695)	(333)
Foreign currency translation adjustment	148	106
Warranty reserves at March 31,	$15,923	$14,785

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

9.           FACILITIES RELOCATION AND RESTRUCTURING

2012 Restructuring Initiative

The Corporation focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the involuntary termination of certain positions, consolidation of facilities, and product lines.

Motion Control Segment

During the first quarter of 2012, the Corporation initiated a restructuring plan within its Motion Control segment.  The objective of this initiative was to streamline the segment’s workflow by eliminating certain positions.  The Corporation recorded charges of $2.5 million related to severance and benefit costs as part of this initiative.  These costs were recorded in the Condensed Consolidated Statement of Earnings primarily affecting Cost of sales and General and administrative expenses for $1.7 million and $0.8 million, respectively.  We expect to incur approximately $1 million of additional severance and benefit costs and $0.6 million of facility costs as part of this initiative during the remainder of 2012. As of March 31, 2012, approximately $1 million in payments have been made with the remaining payments expected to be made by December 31, 2012.  We expect to generate annual cost savings of approximately $6 million as a result of this initiative.

Metal Treatment Segment

The Corporation is evaluating potential restructuring initiatives within its Metal Treatment segment to better position the business for long-term profitability. The initial estimates for these activities are approximately $12 million and would be expected to be completed by December 31, 2012.

10.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2011 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2012 and 2011 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Service cost	$10,155	$9,315
Interest cost	6,455	6,542
Expected return on plan assets	(8,414)	(7,967)
Amortization of:
Prior service cost	301	299
Unrecognized actuarial loss	2,496	1,243
Net periodic benefit cost	$10,993	$9,432

During the three months ended March 31, 2012, the Corporation made $7 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of approximately $45 million in 2012.  In addition, contributions of $1 million were made to the Corporation’s foreign benefit plans during the three months ended March 31, 2012.  Contributions to the foreign benefit plans are expected to be $4.3 million in 2012.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2012 and 2011 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Service cost	$110	$94
Interest cost	232	250
Amortization of:
Prior service cost	(157)	(157)
Unrecognized actuarial gain	(180)	(231)
Net periodic postretirement benefit cost (income)	$5	$(44)

During the three months ended March 31, 2012, the Corporation paid $0.2 million to the postretirement plans.  During 2012, the Corporation anticipates contributing $1.6 million to the postretirement plans.

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Basic weighted-average shares outstanding	46,687	46,195
Dilutive effect of stock options and deferred stock compensation	884	779
Diluted weighted-average shares outstanding	47,571	46,974

As of March 31, 2012 and 2011, there were 319,000 and 659,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, we operate through three segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Net sales
Flow Control	$266,791	$239,142
Motion Control	168,145	160,270
Metal Treatment	70,089	54,342
Less: Intersegment revenues	(3,364)	(823)
Total consolidated	$501,661	$452,931

Operating income (expense)
Flow Control	$18,527	$18,632
Motion Control	12,929	16,286
Metal Treatment	9,856	7,565
Corporate and eliminations (1)	(5,753)	(3,292)
Total consolidated	$35,559	$39,191

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011
Total operating income	$35,559	$39,191
Interest expense	(6,482)	(5,121)
Other income, net	102	52
Earnings from continuing operations before income taxes	$29,179	$34,122

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	(In thousands)
	March 31,	December 31,
	2012	2011
Identifiable assets
Flow Control	$1,258,981	$1,257,142
Motion Control	1,031,897	1,034,225
Metal Treatment	279,688	286,084
Corporate and Other	163,159	75,386
Total consolidated	$2,733,725	$2,652,837

13.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments	Accumulated other comprehensive loss
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income	19,769	1,454	21,223
March 31, 2012	$59,537	$(103,445)	$(43,908)

14.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In January 2007, a former executive was awarded approximately $9.0 million in punitive and compensatory damages plus legal costs related to a gender bias lawsuit filed in 2003.  The Corporation recorded a $6.5 million reserve related to the lawsuit.  In August of 2009, the New Jersey Appellate Division reversed in part and affirmed in part the judgment of the trial court, resulting in the setting aside of the punitive damage award and the front pay award of the Plaintiff’s compensatory damages award.  The Plaintiff filed a Petition for Certification with the Supreme Court of New Jersey requesting review of the Appellate Division’s decision.  In December 2010, the Supreme Court of New Jersey issued an opinion reversing the Appellate Division’s decision, and reinstated the judgment rendered by the trial court.  The Corporation filed a Motion for Reconsideration with the Supreme Court of New Jersey. In the motion, the Corporation requested that the Supreme Court of New Jersey remand the case back to the lower Appellate Division to resolve certain arguments raised by the Corporation regarding the appropriateness of damages.  The Supreme Court of New Jersey granted the Corporation’s request for reconsideration and remanded the case back to the lower Appellate Division to decide the remaining undecided arguments raised by the Corporation.  In September 2011, the Appellate Court heard argument on the remaining unresolved issues in the case. On April 5, 2012, the Appellate Court issued its decision in this matter and found that the Corporation is not entitled to a new trial on liability with regards to the retaliation claim.  However, the Appellate Division did set aside substantially all of the damage awards in the case and authorized a new trial on damages.

Neither party has sought to petition the Supreme Court of New Jersey for Certification.  Accordingly, a new trial on damages will be scheduled later this year.  The total reserve related to the lawsuit as of March 31, 2012 is $8.6 million and recorded within Other current liabilities of the Condensed Consolidated Balance Sheets.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporations’ results of operations or financial position.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2011.  The aggregate environmental liability was $21.5 million at March 31, 2012 and $20.5 million at December 31, 2011.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations.  In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses.  The guarantee for the decommissioning costs of the refurbishment facility is $4.5 million.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At March 31, 2012 and December 31, 2011, the Corporation had contingent liabilities on outstanding letters of credit of $60.1 million and $55.8 million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (“RCP”) supplier for the Westinghouse AP1000 nuclear power plants under construction in China.  The first RCP was scheduled for delivery in the fourth quarter of 2011, however, the Corporation detected a localized heating issue in the pump stator during the final phase of qualification testing.  The Corporation has taken the necessary steps to ensure the long-term reliability and safety of the RCP and successfully completed qualification testing in April of 2012.  The first RCP will be ready to ship in the second quarter of 2012 which we do not believe will delay the customer’s plant construction schedule.  Based upon these circumstances and our current negotiations with the customer, the Corporation believes that the revised delivery dates mitigate any performance risk and that any damage or incentive provisions will be revised accordingly.  Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to its operations or cash flows.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," “continue,” "could," “estimate,” "expects," “intend,” "may," “might,” “outlook,” “potential,” “predict,” "should,"  "will," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2011 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Motion Control, Flow Control, and Metal Treatment segments.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power generation, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets.  Approximately 40% of our revenues are generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Motion Control, and Metal Treatment.  For further information on our products and services and the major markets served by our three segments, please refer to our 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results.  The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results.  The definition of “organic” excludes the effect of foreign currency translation. On March 30, 2012, we completed the sale of our Heat Treating business, which had been previously reported with the Metal Treatment Segment.  The results of operations of this business and the gain that was recognized on the sale are reported within discontinued operations and prior year amounts have been restated to conform to the current year presentation.

The discussion below is structured to separately discuss our Consolidated Statements of Earnings, Results by Business Segment, and our Liquidity and Capital Resources.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	(In thousands)
	Three Months Ended
	March 31,
	2012	2011	% change

Sales
Flow Control	$266,791	$239,140	12%
Motion Control	165,086	159,780	3%
Metal Treatment	69,784	54,011	29%
Total sales	$501,661	$452,931	11%

Operating income
Flow Control	$18,527	$18,632	(1%)
Motion Control	12,929	16,286	(21%)
Metal Treatment	9,856	7,565	30%
Corporate and eliminations	(5,753)	(3,292)	75%
Total operating income	$35,559	$39,191	(9%)

Interest expense	(6,482)	(5,121)	27%
Other income, net	102	52	96%

Earnings before taxes	29,179	34,122	(14%)
Provision for income taxes	(9,337)	(11,155)	(16%)

Net earnings from continuing operations	$19,842	$22,967

New orders	$515,100	$480,217

Sales

Sales for the first quarter of 2012 increased $49 million or 11%, compared with the same period in 2011.  This increase was driven by a 3% increase in organic sales and a 8% increase in incremental sales, which were partially offset by a minimal decrease due to the unfavorable effects of foreign currency translation. On a segment basis, our Flow Control segment contributed $28 million of increased sales, while the Metal Treatment and Motion Control segments contributed $16 million and $5 million, respectively. The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011	% change

Defense markets:
Aerospace	$63,823	$65,722	(3%)
Ground	24,032	27,089	(11%)
Naval	89,483	83,378	7%
Other	8,031	6,752	19%
Total Defense	$185,369	$182,941	1%

Commercial markets:
Aerospace	$90,425	$63,253	43%
Oil and Gas	60,303	52,653	15%
Power Generation	98,782	90,753	9%
General Industrial	66,782	63,331	5%
Total Commercial	$316,292	$269,990	17%

Total Curtiss-Wright	$501,661	$452,931	11%

Components of sales and operating income increase (decrease):

	2012 vs. 2011
	Sales	Operating Income
Organic	3%	(13%)
Acquisitions/divestitures	8%	3%
Foreign currency	0%	1%
Total	11%	(9%)

Commercial sales increased $46 million over the prior year quarter, primarily due to an increase in our commercial aerospace markets of $27 million and strong growth across our other major markets.  The higher sales in the commercial aerospace market were primarily due to increased production and services on Boeing aircraft.  The increase in sales in our oil and gas market of $8 million was due to continued demand for super vessels and refinery-related Maintenance, Repair and Overhaul products from international customers. Sales to our power generation market grew $8 million principally due to Westinghouse AP1000 sales related to new reactor construction in the U.S.  Defense sales increased slightly as the increase in naval defense was offset by a reduction in both the ground defense and aerospace defense markets.

Operating income

During the first quarter of 2012, operating income decreased $4 million to $36 million and operating margin decreased 160 basis points to 7.1%, compared to the same period in 2011.  The decrease in operating income and margin is primarily due to lower organic operating income of $6 million, slightly offset by higher incremental operating income of $2 million. The decrease in operating income and operating margin is primarily due to higher restructuring charges recorded in the current period, as well as unfavorable sales volume and mix on certain defense programs in our Motion Control segment.  Additionally, our Flow Control segment was unfavorably impacted by start up-costs and the expected initial low margin orders associated with our super vessel business.  The unfavorable performance was somewhat offset by higher sales volume in our Metal Treatment segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-segment operating expense

The increase in non-segment operating expense of $2 million is primarily due to higher pension expenses resulting from a lower discount rate versus the prior year, foreign exchange transaction gains in the prior year quarter that did not recur in the current year quarter, partially offset by lower legal reserves.

Interest expense

Interest expense increased $1 million in the first quarter of 2012 compared to the same period in 2011, primarily due to higher average outstanding debt levels due to our issuance of $300 million of Senior Notes in the fourth quarter of 2011.

Effective tax rate

Our effective tax rate for the first quarter of 2012 was 32.0% compared to 32.7% in the first quarter of 2011.

Net earnings from continuing operations

The decrease in net earnings from continuing operations of $3 million is primarily due to our lower operating income and higher interest expense discussed above.

New orders

New orders increased $35 million from the prior year quarter primarily due to the timing of new orders on the Virginia class submarine. In addition, increased orders for our shot peening and coating services and incremental orders of acquisitions, net of divestitures, helped offset a decrease in orders on defense programs.

RESULTS BY BUSINESS SEGMENT

Flow Control

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011	% change
Sales	$266,791	$239,140	12%
Operating income	18,527	18,632	(1%)
Operating margin	6.9%	7.8%	-90 bps
New orders	$289,916	$251,640	15%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	2012 vs. 2011
	Sales	Operating Income
Organic	6%	(3%)
Acquisitions/divestitures	6%	2%
Foreign currency	0%	0%
Total	12%	(1%)

Sales

Sales increased $28 million, or 12%, from the comparable prior year period, driven by increases of 12% and 11%, in the defense and commercial markets, respectively.  The incremental effect of acquisitions, net of divestitures, contributed $13 million to current period sales while the effects of foreign currency translation were minimal.

The growth in the defense market was primarily due to increased production in the naval defense market, more specifically on the Virginia class submarine platform, as well as higher production on the CVN-79 Ford class aircraft carrier.  The growth in the commercial markets was driven by increased sales in the oil and gas market and the incremental effects of our Douglas and Anatec and LMT acquisitions which favorably impacted sales in the commercial aerospace and nuclear power generation markets, respectively.

Operating income

During the first quarter of 2012, operating income decreased slightly, and operating margin decreased 90 basis points, compared to the same period in 2011.  The decrease in current period operating income and operating margin is primarily due to higher long-term compensation costs.  In addition, the current quarter results were impacted by start-up costs and the expected initial low margin orders associated with our super vessel business. These results were somewhat offset by favorable performance on long-term contracts on submarine platforms.

New orders

New orders increased $38 million from the prior year quarter primarily due to the timing of new orders on the Virginia class submarine and incremental new orders from our acquisitions, net of divestitures, of $8 million.

Motion Control

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011	% change
Sales	$165,086	$159,780	3%
Operating income	12,929	16,286	(21%)
Operating margin	7.8%	10.2%	-240 bps
New orders	$154,351	$173,007	(11%)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	2012 vs. 2011
	Sales	Operating Income
Organic	(3%)	(26%)
Acquisitions/divestitures	6%	3%
Foreign currency	0%	2%
Total	3%	(21%)

Sales

Sales increased $5 million, or 3%, from the comparable prior year period, driven by an increase in commercial sales of 26%, which was somewhat offset by a decrease in defense sales of 10%. Acquisitions contributed $10 million in increased sales, while the effects of foreign currency translation were minimal.

The increase in commercial sales was primarily driven by growth in our commercial aerospace markets of 38% due to increases on Boeing aircraft as well as incremental sales from our ACRA acquisition.

The decrease in sales in the defense market is primarily due to declines in the aerospace defense market due to the cancellation of the F-22 program, as well as lower sales on the Global Hawk program as the development phase of this program is winding down.  To a lesser extent, we experienced decreased sales in the ground defense market due to completion of production on the TOW Improved Target Acquisition System program, and lower comparable production levels on the Bradley and Abrams platforms.

Operating income

During the first quarter of 2012, operating income and margin decreased by $3 million and 240 basis points, respectively, as compared to the same period in 2011. The decrease in operating income and margin is primarily due to higher restructuring charges recorded in the current period, unfavorable sales volume and mix on certain defense programs, start up costs of new emergent operations, and product development and qualification investments. The cost savings generated by our restructuring activities are expected to benefit our results in the second half of the year.

New orders

New orders decreased by $19 million from the prior year quarter.  The decrease in new orders is primarily due to lower orders in our defense markets of $22 million somewhat offset by incremental orders from acquisitions of $8 million.

Metal Treatment

	(In thousands)
	Three Months Ended
	March 31,
	2012	2011	% change
Sales	$69,784	$54,011	29%
Operating income	9,856	7,565	30%
Operating margin	14.1%	14.0%	10 bps
New orders	$70,833	$55,570	27%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	2012 vs. 2011
	Sales	Operating Income
Organic	9%	25%
Acquisitions/divestitures	21%	8%
Foreign currency	(1%)	(3%)
Total	29%	30%

Sales

Sales increased $16 million, or 29%, from the comparable prior year period, primarily due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. The performance was led by growth within the commercial aerospace and general industrial markets, which grew 26% and 20%, respectively. In addition, the incremental effects of our BASF acquisition contributed favorably to our aerospace defense market.  Acquisitions contributed $12 million of incremental sales to the current period, while the effects of foreign currency translation were minimal.

Operating income

Operating income increased $2 million, or 30%, compared to the same period in 2011. The impact of acquisitions and the effects of foreign currency translation were minimal to our current period results.    Organic operating income increased 25%, primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.

New orders

The increase in new orders of $15 million from the prior year period is primarily due to increased orders for international shot peening services and coating services. The incremental effect of acquisitions contributed $12 million of new orders to the current period.

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

Operating Activities
	March 31, 2012	December 31, 2011
Working Capital	$728,204	$661,750
Ratio of Current Assets to Current Liabilities	2.4 to 1	2.3 to 1
Cash and Cash Equivalents	$231,064	$194,387
Days Sales Outstanding	62 days	54 days
Inventory Turns	4.3	4.6

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Cash used in operating activities was $5 million during the first three months of 2012, compared with $43 million of cash used in the prior year period. Excluding cash, working capital increased $30 million from December 31, 2011.  Working capital changes were affected by an increase in accounts receivable of $26 million due to higher trade receivables. In addition, we experienced a decrease in accounts payable of $17 million primarily due to the timing of vendor payments.  Lastly, increased advanced payments from customers and lower pension contributions in the current year, as compared to the prior year period, contributed to lower cash use from operating activities.

Investing Activities

Net cash provided by investing activities for the first three months of 2012, was $29 million, compared with $32 million of cash used in the prior year period. The increase in cash provided by investing activities is primarily due to the proceeds received from the sale of the Heat Treating business as well as a decrease in acquisitions during the current quarter as compared to the prior year period. Capital expenditures were flat as compared to the prior period.  We expect to make additional capital expenditures of $65 to $75 million during the remainder of 2012.

Financing Activities

During the first quarter of 2012, we did not draw down on our available credit under the 2007 Senior Unsecured Revolving Credit Agreement (“Credit Agreement”). The unused credit available under the Credit Agreement at March 31, 2012 was $373 million. The Corporation continually monitors the credit markets for attractive financing opportunities.  While the Credit Agreement expires in August 2012, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

The loans outstanding under the 2003, 2005, and 2011 Senior Notes, Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 4.0% during the first quarter of 2012 and 3.7% for the comparable prior year period.  As of March 31, 2012, we were in compliance with all debt covenants.

In addition, during the first quarter of 2012, the Company did not repurchase any shares under its previously announced share repurchase program.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2011 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 24, 2012, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2012.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2011 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

PART II- OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material effect on our consolidated financial position or results of operations.

We or our subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, neither us nor our subsidiaries have been found liable or paid any material sum of money in settlement in any case.  We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate.  We maintain insurance coverage for these potential liabilities and believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 1A.                  RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2012.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2011 Annual Report on Form 10-K.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2012.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 - January 31	-	$-	-	3,458,200
February 1- February 29	-	-	-	3,458,200
March 1- March 31	-	-	-	3,458,200
For the quarter ended	-	$-	-	3,458,200

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

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2012.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2012 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2011 Annual Report on Form 10-K.

The Corporation amended its indemnification agreements with the directors effective May 2, 2012 in the following respects:  (1) extended the protections of the agreement to officers; (2) added definitions for the terms “change in control” and “independent legal counsel”; (3) provided coverage of losses sustained by a director or officer as a result of contribution determinations; except to the extent that the agreement expressly denies indemnification in the circumstances in which the director or officer is held liable for contribution; (4) clarified the procedure for indemnification; (5) provided for injunctive relief for breach of the agreement by the Corporation; and (6) added provisions obligating the Corporation to continue coverage under Directors and Officers insurance for a director or officer after he or she ceases to be an agent of the Corporation where a claim is pending against the director or officer or in the case of a change of control or insolvency of the Corporation.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6.                      EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 8-A/A filed May 24, 2005)

Exhibit 3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Form 8-K filed March 23, 2012)

Exhibit 10.1	Form of Indemnification Agreement entered into by the Registrant with each of its directors and officers (filed herewith)

Exhibit 31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith)

Exhibit 32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit 101.INS	XBRL Instance Document (furnished herewith) (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith) (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith) (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith) (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith) (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith) (1)

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
         Dated:  May 7, 2012