Form 10-Q
period 2012-06-30
CURTISS WRIGHT CORP
filed 2012-08-03
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

or

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

Common Stock, par value $1.00 per share: 46,946,564 shares (as of July 31, 2012).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$526,386	$505,672	$1,028,047	$958,603
Cost of sales	362,379	340,091	704,766	647,119
Gross profit	164,007	165,581	323,281	311,484

Research and development expenses	15,351	15,129	30,698	28,726
Selling expenses	32,888	29,936	65,369	59,159
General and administrative expenses	75,228	71,590	151,115	135,482
Operating income	40,540	48,926	76,099	88,117

Interest expense	(6,526)	(4,967)	(13,008)	(10,088)
Other income, net	130	25	232	77

Earnings from continuing operations before income taxes	34,144	43,984	63,323	78,106
Provision for income taxes	11,309	13,905	20,646	25,060
Earnings from continuing operations	22,835	30,079	42,677	53,046

Discontinued operations, net of taxes
Earnings from discontinued operations	-	1,717	3,059	3,266
Gain (loss) on divestiture	(95)	-	18,316	-
Earnings from discontinued operations	(95)	1,717	21,375	3,266

Net earnings	$22,740	$31,796	$64,052	$56,312

Basic earnings per share
Earnings from continuing operations	$0.49	$0.65	$0.91	$1.15
Earnings from discontinued operations	-	0.04	0.46	0.07
Total	$0.49	$0.69	$1.37	$1.22

Diluted earnings per share
Earnings from continuing operations	$0.48	$0.64	$0.90	$1.13
Earnings from discontinued operations	-	0.04	0.45	0.07
Total	$0.48	$0.68	$1.35	$1.20

Dividends per share	$0.09	$0.08	$0.17	$0.16

Weighted average shares outstanding:
Basic	46,820	46,311	46,737	46,250
Diluted	47,501	47,015	47,519	46,991

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$22,740	$31,796	$64,052	$56,312
Other comprehensive income
Foreign currency translation	(19,672)	7,516	97	25,210
Pension and postretirement adjustments	2,004	551	3,458	1,022
Other comprehensive income (loss), net of tax	(17,668)	8,067	3,555	26,232
Comprehensive income	$5,072	$39,863	$67,607	$82,544

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$213,081	$194,387
Receivables, net	556,194	556,026
Inventories, net	354,483	320,633
Deferred tax assets, net	54,154	54,275
Other current assets	35,647	41,813
Total current assets	1,213,559	1,167,134
Property, plant, and equipment, net	436,763	443,555
Goodwill	759,660	759,442
Other intangible assets, net	251,697	261,448
Deferred tax assets, net	10,414	12,137
Other assets	10,546	9,121
Total assets	$2,682,639	$2,652,837

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$2,466	$2,502
Accounts payable	125,333	150,281
Dividends payable	4,216	-
Accrued expenses	96,077	105,196
Income taxes payable	5,679	4,161
Deferred revenue	197,850	200,268
Other current liabilities	38,566	42,976
Total current liabilities	470,187	505,384
Long-term debt	585,660	583,928
Deferred tax liabilities, net	24,759	24,980
Accrued pension and other postretirement benefit costs	231,302	232,794
Long-term portion of environmental reserves	20,124	19,067
Other liabilities	52,247	57,645
Total liabilities	1,384,279	1,423,798
Contingencies and commitments (Note 14)

Stockholders' Equity
Common stock, $1 par value	49,021	48,879
Additional paid in capital	146,855	143,192
Retained earnings	1,244,073	1,187,989
Accumulated other comprehensive loss	(61,576)	(65,131)
	1,378,373	1,314,929
Less: Treasury stock, at cost	(80,013)	(85,890)
Total stockholders' equity	1,298,360	1,229,039
Total liabilities and stockholders' equity	$2,682,639	$2,652,837

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$64,052	$56,312
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	46,638	42,244
Gain on divestiture	(29,430)	-
Net (gain) on sale of assets	(67)	(302)
Deferred income taxes	319	(2,955)
Share-based compensation	4,803	5,193
Impairment of assets	4,847	-
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(3,040)	(31,991)
Inventories, net	(34,374)	(35,324)
Progress payments	(2,113)	911
Accounts payable and accrued expenses	(42,868)	(19,319)
Deferred revenue	(2,418)	806
Income taxes payable	8,962	284
Net pension and postretirement liabilities	3,945	(7,019)
Other current and long-term assets and liabilities	(1,016)	6,213
Total adjustments	(45,812)	(41,259)
Net cash provided by operating activities	18,240	15,053
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	369	307
Proceeds from divestiture	51,225	-
Acquisitions of intangible assets	(1,779)	(16)
Additions to property, plant, and equipment	(40,716)	(37,539)
Acquisitions of businesses, net of cash acquired	(6,231)	(53,604)
Additional consideration of prior period acquisitions	(976)	-
Net cash provided by (used for) investing activities	1,892	(90,852)
Cash flows from financing activities:
Borrowings on debt	-	455,000
Principal payments on debt	(50)	(390,048)
Repurchases of common stock	(4,974)	-
Proceeds from exercise of stock options	9,055	5,915
Dividends paid	(3,752)	(3,710)
Excess tax benefits from share-based compensation	21	867
Net cash provided by financing activities	300	68,024
Effect of exchange-rate changes on cash	(1,738)	2,744
Net increase (decrease) in cash and cash equivalents	18,694	(5,031)
Cash and cash equivalents at beginning of period	194,387	68,119
Cash and cash equivalents at end of period	$213,081	$63,088
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$3,858	$1,147

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

December 31, 2010	$48,558	$130,093	$1,072,459	$(2,813)	$(88,194)
Net earnings	-	-	130,423	-	-
Other comprehensive income, net	-	-	-	(62,318)	-
Dividends paid	-	-	(14,893)	-	-
Stock options exercised, net	321	5,312	-	-	8,648
Share-based compensation	-	8,046	-	-	1,575
Repurchase of common stock	-	-	-	-	(8,178)
Other	-	(259)	-	-	259
December 31, 2011	$48,879	$143,192	$1,187,989	$(65,131)	$(85,890)
Net earnings	-	-	64,052	-	-
Other comprehensive income, net	-	-	-	3,555	-
Dividends declared	-	-	(7,968)	-	-
Stock options exercised, net	142	3,296	-	-	6,415
Share-based compensation	-	781	-	-	4,022
Repurchase of common stock	-	-	-	-	(4,974)
Other	-	(414)	-	-	414
June 30, 2012	$49,021	$146,855	$1,244,073	$(61,576)	$(80,013)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (“the Corporation” or “the Company”) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries.  Operations are conducted through 62 manufacturing facilities and 58 metal treatment service facilities.

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

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements.  Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate.  During the second quarter of 2012, the Corporation incurred unanticipated additional costs of $6 million on its long-term contract with Westinghouse for disassembly, inspection, and packaging costs related to the reactor coolant pumps (“RCP”) that we are supplying for the AP1000 nuclear power plants in China.  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011.  In December 2011, the FASB issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this new guidance did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

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

Components of earnings from discontinued operations for the three and six months ended June 30, were as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$-	$9,233	$10,785	$18,152
Earnings from discontinued operations before income taxes	-	2,767	4,929	5,263
Provision for income taxes	-	(1,050)	(1,870)	(1,997)
Gain (loss) on divestiture, net of year-to-date taxes of $11,114	(95)	-	18,316	-
Earnings from discontinued operations	$(95)	$1,717	$21,375	$3,266

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           RECEIVABLES

Receivables at June 30, 2012 and December 31, 2011 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	June 30,	December 31,
	2012	2011
Billed receivables:
Trade and other receivables	$354,610	$369,109
Less: Allowance for doubtful accounts	(6,172)	(6,880)
Net billed receivables	348,438	362,229
Unbilled receivables:
Recoverable costs and estimated earnings not billed	238,947	227,957
Less: Progress payments applied	(31,191)	(34,160)
Net unbilled receivables	207,756	193,797
Receivables, net	$556,194	$556,026

4.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market.  The composition of inventories is as follows:

	(In thousands)
	June 30,	December 31,
	2012	2011
Raw material	$183,181	$168,619
Work-in-process	106,471	97,420
Finished goods and component parts	80,015	81,544
Inventoried costs related to U.S. Government and other long-term contracts	47,312	35,347
Gross inventories	416,979	382,930
Less: Inventory reserves	(47,890)	(48,547)
Progress payments applied, principally related to long-term contracts	(14,606)	(13,750)
Inventories, net	$354,483	$320,633

As of June 30, 2012 and December 31, 2011, inventory also includes capitalized contract development costs of $23.6 million and $17.5 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customer.  As of June 30, 2012  and December 31, 2011, $8.1 million and $9.4 million, respectively, are scheduled to be liquidated under existing firm orders.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2011	$328,219	$385,784	$45,439	$759,442
Acquisitions	3,068	-	-	3,068
Divestitures	-	-	(3,649)	(3,649)
Goodwill adjustments	184	40	-	224
Foreign currency translation adjustment	297	286	(8)	575
June 30, 2012	$331,768	$386,110	$41,782	$759,660

On April 19, 2012, the Corporation acquired two product lines from the Amidyne Group for approximately $7 million.  The product lines serve the commercial nuclear power market, and consist of original equipment and re-engineered replacement products for obsolete equipment. The Corporation will integrate both product lines into its Flow Control segment.  In connection with this acquisition, we recorded approximately $3 million in identifiable intangible assets, consisting primarily of finite-lived customer relationships, and approximately $3 million in Goodwill. The purchase price allocation relating to the business acquired is based on an initial estimate, and subject to revision, based upon final analysis including input from third party appraisals, when deemed appropriate.  The determination of fair value is finalized no later than twelve months from the date of acquisition.

The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses.  As further described in our 2011 annual report on Form 10-K, to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit.  The test is performed in the fourth quarter, which coincides with the completion of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the second quarter of 2012, the Corporation performed an interim goodwill impairment test for its oil and gas reporting unit, within its Flow Control segment, as a result of on-going customer delays of international capital expenditures.  Based on the interim impairment analysis, the Corporation determined that its oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount. For further discussion on the Corporation’s interim impairment analysis please refer to our Critical Accounting Policy section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	(In thousands)
June 30, 2012	Gross	Accumulated Amortization	Net
Technology	$156,377	$(70,407)	$85,970
Customer related intangibles	223,474	(85,952)	137,522
Other intangible assets	44,728	(16,523)	28,205
Total	$424,579	$(172,882)	$251,697

	(In thousands)
December 31, 2011	Gross	Accumulated Amortization	Net
Technology	$155,406	$(65,291)	$90,115
Customer related intangibles	219,498	(77,945)	141,553
Other intangible assets	44,555	(14,775)	29,780
Total	$419,459	$(158,011)	$261,448

During the first six months of 2012, the Corporation acquired intangible assets of $5.4 million. The Corporation acquired Technology of $2.5 million, Customer related intangibles of $2.8 million, and Other intangibles of $0.1, which have a weighted average amortization period of 15, 18, and 10 years, respectively.

Total intangible amortization expense for the six months ended June 30, 2012 was $15.1 million as compared to $13.4 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2012 through 2016 is $27.8 million, $25.8 million, $24.0 million, $22.7 million, and $22.5 million, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In January 2012, the Company entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and one fixed-to-floating interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread. The notional amounts of the Company’s outstanding interest rate swaps designated as fair value hedges were $200 million and $25 million at June 30, 2012.

The Corporation utilizes the bid ask pricing that is common in the dealer markets to determine the fair value of its interest rate swap agreements and forward foreign exchange contracts.  The dealers are ready to transact at these prices which use the mid-market pricing convention and are considered to be at fair market value.

The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.

Level 3: Inputs are unobservable data points that are not corroborated by market data.

Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are valued at a Level 2.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are segregated below between designated, qualifying hedging instruments, and ones that are not designated for hedge accounting.

	(In thousands)
	June 30,	December 31,
	2012	2011
Assets
Designated for hedge accounting
Interest rate swaps	$1,791	$-
Undesignated for hedge accounting
Forward exchange contracts	$215	$13
Total asset derivatives (A)	$2,006	$13

Liabilities
Undesignated for hedge accounting
Forward exchange contracts	$60	$356
Total liability derivatives (B)	$60	$356

(A)	Foreign exchange derivative assets are included in Other current assets and all interest rate swaps are included in Other assets.

(B)	Forward exchange derivative liabilities are included in Other current liabilities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Effects on Condensed Consolidated Statements of Income

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and six months ended June 30, were as follows:

	(In thousands)
	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Income Statement Classification	2012	2011	2012	2011	2012	2011	2012	2011
Other income, net	$14,503	$-	$1,791	$-	$(14,503)	$-	$(1,791)	$-

Undesignated hedges

The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives not designated as hedging instrument	2012	2011	2012	2011
Foreign exchange contracts:
General and administrative expenses	$(1,146)	$51	$(170)	$943

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of June 30, 2012.  In accordance with the fair value accounting guidance, all of the Corporation’s debt is classified as Level 2.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	June 30,		December 31,
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bonds, due from 2012 through 2023	$8,826	$8,826	$9,004	$9,004
5.74% Senior notes due September 25, 2013	125,017	132,179	125,024	134,982
5.51% Senior notes due December 1, 2017	150,000	170,890	150,000	172,871
3.84% Senior notes due December 1, 2021	100,597	100,597	100,000	101,886
4.24% Senior notes due December 1, 2026	201,194	201,194	200,000	204,965
Other debt	2,492	2,492	2,402	2,402
	$588,126	$616,178	$586,430	$626,110

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

	(In thousands)
	2012	2011
Warranty reserves at January 1,	$16,076	$14,841
Provision for current year sales	3,765	4,814
Current year claims	(2,792)	(2,450)
Change in estimates to pre-existing warranties	(1,120)	(781)
Increase due to acquisitions	75	-
Foreign currency translation adjustment	(176)	270
Warranty reserves at June 30,	$15,828	$16,694

9.           RESTRUCTURING ACTIVITIES

2012 Restructuring Initiative

The Corporation focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the involuntary termination of certain positions and the consolidation of facilities and product lines.

During the second quarter of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Three Months Ended
	June 30,2012
	Flow Control	Motion Control	Metal Treatment	Consolidated
Cost of sales	$1,105	$398	$394	$1,897
Selling expenses	312	-	-	312
General and administrative	842	86	4,847	5,775
Total	$2,259	$484	$5,241	$7,984

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

During the first six months of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Six Months Ended
	June 30,2012
	Flow Control	Motion Control	Metal Treatment	Consolidated
Cost of sales	$1,285	$2,136	$394	$3,815
Selling expenses	312	-	-	312
General and administrative	1,137	922	4,847	6,906
Total	$2,734	$3,058	$5,241	$11,033

The components of the restructuring costs by segment are as follows:

Flow Control

The Flow Control segment recorded $2.3 million of restructuring charges in the second quarter of 2012 primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $1.1 million; charges to Selling expenses of $0.3 million; and charges to General and administrative expenses of $0.8 million.

In the first six months of 2012, the Flow Control segment recorded $2.7 million of restructuring charges primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $1.3 million; charges to Selling expenses of $0.3 million; and charges to General and administrative expenses of $1.1 million.

The Corporation expects to incur additional restructuring charges of $2 million related to our 2012 restructuring activities within the Flow Control segment.

Motion Control

The Motion Control segment recorded $0.5 million of restructuring charges in the second quarter of 2012 primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $0.4 million; and charges to General and administrative expenses of $0.1 million.

In the first six months of 2012, the Motion Control segment recorded $3.1 million of restructuring charges primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $2.1 million; and charges to General and administrative expenses of $0.9 million.

The Corporation expects to incur additional restructuring charges of $1 million related to our 2012 restructuring activities within the Motion Control segment.

Metal Treatment

The Metal Treatment segment recorded $5.2 million of restructuring charges in the second quarter and first six months of 2012.  The segment recorded cash charges to Cost of sales of $0.4 million; and non-cash charges of $4.8 million to General and administrative expenses.  The cash costs were primarily associated with severance and benefits costs related to headcount reductions, while the $4.8 million of non-cash costs were primarily related to fixed asset write-downs.

The Corporation expects to incur additional restructuring charges of $7 million, primarily in the fourth quarter of 2012, related to additional restructuring activities within the Metal Treatment segment.

The following table summarizes the cash components of the Corporation’s restructuring plans.  Accrued restructuring costs are included in Other current liabilities in the accompanying balance sheet.

	(In thousands)
	Severance and Benefits	Abandonment of facility costs	Total
December 31, 2011	$-	$-	$-
Provisions	5,776	410	6,186
Payments	3,451	31	3,482
June 30, 2012	$2,325	$379	$2,704

The Corporation expects to pay accrued cash restructuring costs primarily over the remainder of 2012.

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

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2012 and 2011 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$9,978	$9,342	$20,133	$18,657
Interest cost	6,676	6,566	13,131	13,108
Expected return on plan assets	(8,356)	(7,995)	(16,770)	(15,962)
Amortization of prior service cost	300	301	601	600
Amortization of unrecognized actuarial loss	3,015	1,246	5,511	2,489
Curtailment loss	-	53	-	53
Net periodic benefit cost	$11,613	$9,513	$22,606	$18,945

During the six months ended June 30, 2012, the Corporation made $17 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of approximately $48 million in 2012.  In addition, contributions of $2.0 million were made to the Corporation’s foreign benefit plans during the six months ended June 30, 2012.  Contributions to the foreign benefit plans are expected to be $4.3 million in 2012.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and six months ended June 30, 2012 and 2011 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$110	$94	$220	$188
Interest cost	231	250	463	500
Amortization of prior service cost	(157)	(157)	(314)	(314)
Amortization of unrecognized actuarial gain	(179)	(231)	(359)	(463)
Net periodic postretirement benefit cost	$5	$(44)	$10	$(89)

During the six months ended June 30, 2012, the Corporation paid $0.5 million to the postretirement plans.  During 2012, the Corporation anticipates making total contributions of $1.6 million to the postretirement plans.

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands, except stock options outstanding)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	46,820	46,311	46,737	46,250
Dilutive effect of stock options and deferred stock compensation	681	704	782	741
Diluted weighted average shares outstanding	47,501	47,015	47,519	46,991

As of June 30, 2012 and 2011, there were 638,000 and 660,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales
Flow Control	$274,653	$266,614	$541,444	$505,756
Motion Control	183,678	176,893	351,823	337,163
Metal Treatment	71,067	62,826	141,156	117,168
Less: Intersegment revenues	(3,012)	(661)	(6,376)	(1,484)
Total consolidated	$526,386	$505,672	$1,028,047	$958,603

Operating income (expense)
Flow Control	$18,614	$26,532	$37,141	$45,164
Motion Control	23,527	18,804	36,456	35,090
Metal Treatment	5,937	7,644	15,793	15,209
Corporate and eliminations (1)	(7,538)	(4,054)	(13,291)	(7,346)
Total consolidated	$40,540	$48,926	$76,099	$88,117

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total operating income	$40,540	$48,926	$76,099	$88,117
Interest expense	(6,526)	(4,967)	(13,008)	(10,088)
Other income, net	130	25	232	77
Earnings before income taxes	$34,144	$43,984	$63,323	$78,106

	(In thousands)
	June 30,	December 31,
	2012	2011
Identifiable assets
Flow Control	$1,223,497	$1,257,142
Motion Control	1,019,518	1,034,225
Metal Treatment	254,051	286,084
Corporate and other	185,573	75,386
Total consolidated	$2,682,639	$2,652,837

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

13.           ACCUMULATED OTHER COMPREHENSIVE LOSS

Total cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments	Accumulated other comprehensive loss
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income	97	3,458	3,555
June 30, 2012	$39,865	$(101,441)	$(61,576)

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

Neither party petitioned the Supreme Court of New Jersey for Certification.  In July 2012, the parties mutually settled the outstanding judgment for the amount of $5.2 million.  Accordingly, the total reserve related to the lawsuit as of June 30, 2012 is $5.2 million and recorded within Other current liabilities of the Condensed Consolidated Balance Sheets.

Consistent with other entities its size, the Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporations’ results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2011.  The aggregate environmental liability was $21.2 million at June 30, 2012 and $20.5 million at December 31, 2011.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Flow Control segment, has several Nuclear Regulatory Commission (“NRC”) licenses necessary for the continued operation of its commercial nuclear operations.  In connection with these licenses, the NRC required financial assurance from the Corporation in the form of a parent company guarantee, representing estimated environmental decommissioning and remediation costs associated with the commercial operations covered by the licenses.  The guarantee for the decommissioning costs of the refurbishment facility is $4.7 million.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At June 30, 2012 and December 31, 2011, the Corporation had contingent liabilities on outstanding letters of credit of $55.8 million and $55.8 million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (“RCP”) supplier for the Westinghouse AP1000 nuclear power plants under construction in China.  The first RCP was scheduled for delivery in the fourth quarter of 2011, however, the Corporation detected a localized heating issue in the pump stator during the final phase of qualification testing.  The Corporation has taken the necessary steps to ensure the long-term reliability and safety of the RCP and successfully completed qualification testing in April of 2012.  The first RCP is expected to be ready for shipment during the third quarter.   Based upon these circumstances and our current negotiations with the customer, the Corporation believes that the revised delivery dates mitigate any performance risk and that any damage or incentive provisions will be revised accordingly.  Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to its results of operations or cash flows.

U.S. Government Defense Budget/Sequestration

In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in 2013.  In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented starting in January 2013. Sequestration would lead to additional reductions of approximately $500 billion from the Pentagon's top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years.  In June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions.  The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the Corporation’s operating results.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% of change	2012	2011	% of change

Sales
Flow Control	$274,653	$266,608	3%	$541,444	$505,748	7%
Motion Control	181,090	176,512	3%	346,176	336,292	3%
Metal Treatment	70,643	62,552	13%	140,427	116,563	20%
Total sales	$526,386	$505,672	4%	$1,028,047	$958,603	7%

Operating income
Flow Control	$18,614	$26,532	(30%)	$37,141	$45,164	(18%)
Motion Control	23,527	18,804	25%	36,456	35,090	4%
Metal Treatment	5,937	7,644	(22%)	15,793	15,209	4%
Corporate and eliminations	(7,538)	(4,054)	(86%)	(13,291)	(7,346)	(81%)
Total operating income	$40,540	$48,926	(17%)	$76,099	$88,117	(14%)

Interest expense	(6,526)	(4,967)	(31%)	(13,008)	(10,088)	(29%)
Other income, net	130	25	420%	232	77	201%

Earnings before income taxes	34,144	43,984	(22%)	63,323	78,106	(19%)
Provision for income taxes	11,309	13,905	(19%)	20,646	25,060	(18%)

Net earnings from continuing operations	$22,835	$30,079	(24%)	$42,677	$53,046	(20%)

New orders	$485,148	$482,699		$1,000,248	$962,916

Sales

Sales increased $21 million, or 4%, and $69 million, or 7%, over the comparable prior year quarter and year-to-date periods, respectively. The increase in sales for the current quarter and first six months primarily reflects higher volume in all segments, with the largest percent increase occurring in the Metal Treatment segment. The incremental effects of acquisitions, net of divestitures, contributed $18 million and $53 million of sales, in the current year quarter and first six months of 2012, respectively, while the effect of foreign currency translation decreased sales by approximately $5 million and $6 million in the current quarter and first six months of 2012, respectively.

The table below further depicts our sales by market.  Certain prior year amounts in our sales by market table have been reclassified to conform to the fiscal year 2012 presentation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% change	2012	2011	% change

Defense markets:
Aerospace	$81,150	$76,076	7%	$150,843	$141,806	6%
Ground	25,898	31,013	(16%)	49,927	58,023	(14%)
Naval	88,094	92,919	(5%)	177,576	176,300	1%
Other	6,571	7,273	(10%)	14,623	14,028	4%
Total Defense	$201,713	$207,281	(3%)	$392,969	$390,157	1%

Commercial markets:
Commercial Aerospace	$90,689	$74,861	21%	$175,235	$138,137	27%
Oil and Gas	61,458	59,126	4%	121,759	111,779	9%
Power Generation	104,602	96,897	8%	203,375	187,692	8%
General Industrial	67,924	67,507	1%	134,709	130,838	3%
Total Commercial	$324,673	$298,391	9%	$635,078	$568,446	12%

Total Curtiss-Wright	$526,386	$505,672	4%	$1,028,047	$958,603	7%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	1%	(26%)	2%	(21%)
Acquisition/divestitures	4%	7%	6%	6%
Foreign currency	(1%)	2%	(1%)	1%
Total	4%	(17%)	7%	(14%)

Commercial sales increased $26 million, or 9%, and $67 million, or 12%, over the comparable prior year quarter and year-to-date periods, respectively, primarily due to the incremental effect of sales from acquisitions, which favorably impacted sales in the commercial aerospace and power generation markets.  Additionally, strong demand for our shot peening services in our Metal Treatment segment contributed favorably to sales in the commercial aerospace market.

As compared to the prior year period, sales in the defense market decreased during the quarter, but increased year-to-date.  Current quarter defense sales decreased primarily due to lower sales in the ground defense and naval defense markets, in our Motion Control and Flow Controls segments, respectively. Partially offsetting this decrease was higher sales in the aerospace defense market in our Motion and Metal Treatment segments.  Year-to-date defense sales increased, primarily due to higher aerospace defense sales in our Motion and Metal Treatment segments, partially offset by a decrease in sales the ground defense market in our Motion Control segment.

Operating income

Current quarter operating income decreased $8 million, or 17% to $41 million.  Excluding the effects of restructuring charges, operating income was essentially flat as compared to the prior year quarter, while operating margin for the quarter decreased 50 basis points to 9.2%.  Within our segments, excluding the effects of restructuring charges, operating income and margin growth was led by our Metal Treatment segment and to a lesser extent our Motion Control segment.  This performance was offset by a decrease in operating income and operating margin in our Flow Control segment.   Acquisitions, net of divestitures, contributed $3 million, or 7%, to current quarter results, while the effects of foreign currency translation were minimal.

Year-to-date operating income decreased $12 million, or 14%, to $76 million, as compared to the prior year period.  Excluding the effects of restructuring charges, operating income decreased $1 million, while operating margin decreased 70 basis points to 8.5%, as compared to the prior year period. Within our segments, operating income and operating margin growth was primarily led by our Metal Treatment segment, offset by a decrease in operating income and operating margin in our Flow Control segment.  Acquisitions, net of divestitures, contributed $5 million or 6%, to year-to date results, while the effects of foreign currency translation were minimal.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-segment operating expense

The increase in non-segment operating expense for the current quarter and first six months of 2012, of $3 million and $6 million, respectively, is primarily due to higher pension and medical costs.

Interest expense

Interest expense for the current quarter and first six months of 2012 increased primarily due to higher average debt levels and borrowing rates compared to the same period in 2011.

Effective tax rate

Our effective tax rate for the current quarter and first six months was 33.1% and 32.6%, respectively, compared to 31.6% and 32.1%, in the prior year periods. The increase in our quarterly effective tax rate is primarily due to a true-up of our foreign tax returns, while year over year the effective tax rate is essentially flat.

Net earnings

Current quarter and year-to-date net earnings from continuing operations, excluding restructuring charges, were essentially flat as compared to the same period in the prior year.

New orders

New orders for the current quarter and first six months of 2012 increased by $2 million and $37 million, respectively, as compared to the prior year periods.  Quarter over quarter, new orders were essentially flat, as increased demand in our Metal Treatment and Motion control segments were offset by the timing of a prior year significant order in our Flow Control segment. The increase in year over year new orders is primarily due to higher orders in our Metal Treatment segment due to increased international shot peeing orders as well as increased orders of our coating services.  Acquisitions, net of divestitures, contributed $11 million and $38 million of incremental new orders to the current and year-to-date periods, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

RESULTS BY BUSINESS SEGMENT

Flow Control

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Flow Control segment.

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% change	2012	2011	% change
Sales	$274,653	$266,608	3%	$541,444	$505,748	7%
Operating income	18,614	26,532	(30%)	37,141	45,164	(18%)
Operating margin	6.8%	10.0%	(320) bps	6.9%	8.9%	(200) bps
Restructuring charges	2,259	100	NM	2,734	200	NM
New orders	$247,888	$276,273	(10%)	$537,804	$527,913	2%

NM- not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	3%	(32%)	4%	(21%)
Acquisition/divestitures	1%	3%	3%	3%
Foreign currency	(1%)	(1%)	0%	0%
Total	3%	(30%)	7%	(18%)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Sales

Sales increased $8 million, or 3%, compared to the prior year period, driven by an increase of 6% in the commercial market, partially offset by a decrease in sales in the defense market of 4%.  Acquisitions, net of divestitures, contributed $3 million of incremental sales, while the effects of foreign currency rate changes decreased current period sales by $2 million.

The increase in sales in our commercial markets is primarily due to increased sales in our power generation market driven by our Anatec and LMT acquisitions.  Commercial aerospace sales were also higher due to stronger demand for commercial aviation towing tractors. In addition, in our oil and gas market, increased production in our vessel business and increased aftermarket maintenance, repairs, and overhaul (MRO) projects, both internationally and domestically, largely offset the slow down for large international capital projects.

The decrease in sales in the defense market was primarily due to lower production on the Advanced Arresting Gear program for the Ford class aircraft carrier, lower sales on the Virginia Class submarine, and Electromagnetic Aircraft Launching System (EMALS) program.   Partially offsetting these decreases was an increase in production on the CVN-79 and the DDG-51 destroyer program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Operating income decreased $8 million, or 30%, compared to the same period in 2011.  Excluding the $2.2 million impact of restructuring charges and $6 million of unanticipated additional investments on the AP 1000 long-term contract, current period operating income was essentially flat, while operating margin decreased 40 basis points to 9.6%.  The unanticipated additional investments on the AP1000 long-term contract were for replacement materials and higher estimated painting, disassembly, inspection, and packaging costs. In addition, operating income and margin were impacted by the expected initial low margin orders associated with our vessel business. These decreases were partially offset by lower compensation costs in the current quarter.  Acquisitions and the effects of foreign currency rate changes had a minimal impact on current period operating income.

We anticipate our restructuring activities to generate cost savings of approximately $2 million during the second half of the year.

New orders

New orders decreased $28 million from the prior year quarter primarily due to higher orders in the prior year period associated with a significant nuclear operating reactor order, slightly offset by higher orders in the current year quarter for certain naval defense programs.  Acquisitions contributed $5 million to new orders in the current period, while the prior year period included $10 million of orders associated with a divested business line.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Sales

Sales increased $36 million, or 7%, in the first six months of 2012, compared with the same period of 2011, primarily due to an increase in sales in the commercial market of 9%, and to a lesser extent an increase in sales in our defense markets of 4%.  Our prior year acquisitions, net of divestitures, contributed $16 million of incremental sales, while the effects of foreign currency rate changes decreased current period sales $2 million.

The increase in sales in our commercial market was led by the incremental effects of our 2011 acquisitions of Anatec and LMT, which favorably impacted sales in our power generation market.  In addition, the incremental effect of our 2011 Douglas acquisition, a supplier of aviation towing tractors, improved sales in our commercial aerospace market.  In the oil and gas market, sales grew due to increased production in our vessel business, increased aftermarket MRO projects, both internationally and domestically, as well as strong demand for pressure relief valve MRO projects.

The higher defense sales were driven by increases in the naval defense market due to increased production on the CVN-79 and the DDG-51 destroyer program. Partially offsetting these increases was a decrease in production on the EMALS program and a decrease in production on certain aircraft handling systems programs.

Operating income

Operating income decreased $8 million, or 18%, compared to the same period in 2011.  Excluding the $2.7 million impact of restructuring charges and $6 million of unanticipated additional investments on the AP 1000 long-term contract, current period operating income was essentially flat, while operating margin decreased 60 basis points to 8.4%.  In addition, operating income and margin continues to be impacted by the expected initial low margin orders associated with our vessel business.  These decreases were partially offset by higher sales of our pressure relief products, as well as by lower year-to-date compensation costs.  Acquisitions and the effects of foreign currency translation had a minimal impact on current period operating income.

We anticipate our restructuring activities to generate cost savings of approximately $2 million during the second half of the year.

New orders

The increase in new orders of $10 million, as compared to the prior year period, is primarily due to the timing of new orders on long-term naval defense contracts, which was partially offset by a significant order in the power generation market in the prior year period, and lower capital project demand in the oil and gas market.  Acquisitions contributed $19 million to new orders in the current period, while the prior year period included $16 million of orders associated with a divested business line.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Motion Control

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Motion Control segment.

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% change	2012	2011	% change
Sales	$181,090	$176,512	3%	$346,176	$336,292	3%
Operating income	23,527	18,804	25%	36,456	35,090	4%
Operating margin	13.0%	10.7%	230 bps	10.5%	10.4%	10 bps
Restructuring charges	484	-	NM	3,058	-	NM
New orders	$165,596	$143,688	15%	$319,947	$316,695	1%

NM- not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	6%	(3%)	(9%)
Acquisition/divestitures	6%	14%	6%	9%
Foreign currency	(1%)	5%	0%	4%
Total	3%	25%	3%	4%

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Sales

Sales increased $5 million, or 3%, from the comparable prior year period, driven by increases of 15% in the commercial markets, partially offset by a decrease in sales of 4% in the defense market.  Acquisitions contributed $11 million, or 6%, to current period sales, while the effects of foreign currency rate changes decreased sales by $2 million, or 1%.

The increase in sales in the commercial market was primarily due to 24% growth in the commercial aerospace market as a result of increased sales of our flight control products on all major Boeing aircraft, as well as strong demand for sensor and control products serving the regional jet and commercial helicopter markets.  To a lesser extent, the incremental effect of repairs and overhaul sales from our ACRA acquisition contributed favorably to the commercial aerospace market.

In the defense market, the decrease in sales was primarily due to a decrease in the ground defense market, partially offset by an increase in sales in the aerospace defense market.  The decrease in sales in the ground defense market was primarily due to lower production levels on the Abrams platform and lower comparable sales on various ground defense applications, slightly offset by higher sales of turret drive systems to international customers.  The increase in sales in the aerospace defense market is primarily due to higher production on the Blackhawk as well as the incremental effects of our ACRA acquisition, somewhat offset by lower development work on the Global Hawk as the development phase for this program is winding down.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Operating income increased $5 million, or 25%, compared to the same period in 2011.  Operating margin increased 230 basis points from the prior year period to 13%. Acquisitions and foreign currency translation had an incrementally positive effect on operating income in the current period quarter. Excluding these items, organic operating income improved 80 basis points to 11.5%, primarily due to our cost containment and restructuring efforts and higher sales volume of our flight control products.

We expect our restructuring activities to generate cost savings of approximately $3 million during the second half of the year.

New orders

New orders increased $22 million from the prior year quarter primarily due to increased orders of our sensors and controls products. Acquisitions contributed $12 million of incremental new orders to the current period.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Sales

Sales increased $10 million, or 3%, from the comparable prior year period, driven by increases in the commercial market of 16%, partially offset by a decline in sales in the defense market of 4%.   Acquisitions contributed $21 million, or 6%, to the increase in sales, while the effect of foreign currency translation decreased sales by $2 million, or less than 1%.

The increase in sales in the commercial market was primarily due to 24% growth in the commercial aerospace market.  Sales in the commercial aerospace market increased primarily due to higher sales of our flight control products on all major Boeing aircraft, as well as strong demand for sensor and control products serving the regional jet and commercial helicopter markets.

In the defense market, the decrease in sales was primarily due to lower sales in the ground defense and naval defense markets, slightly offset by higher sales in the aerospace defense market.  Sales in the ground defense market were lower due to decreased production levels on the Abrams platform, completion of production on the TOW Improved Target Acquisition System, and lower comparable sales on several other platforms, partially offset by increased sales of turret drive systems to international customers. The decrease in sales in the naval defense market is primarily due to lower sales of various embedded computing products on naval applications. Growth in the aerospace defense market was primarily driven by higher sales of embedded computing products supporting the Black Hawk and other various helicopter programs. This performance was partially offset by the expected lower development work on the Global Hawk program as the development phase for this program is winding down, as well as lower production work on the V-22 Osprey program.

Operating income

Operating income increased $1 million, or 4%, as compared to the same period in 2011, while operating margin was essentially flat at 10.5%. Acquisitions and foreign currency translation had a positive incremental impact on operating income of $3 million, or 9%, and $2 million or 4%, respectively.   Excluding the incremental effects of acquisitions and foreign currency, as well as the one-time restructuring charges, operating income and margin were essentially flat, as our cost containment efforts offset lower organic sales volume.

We expect our restructuring activities to generate cost savings of approximately $3 million during the second half of the year.

New orders

New orders increased by $3 million, as compared to the prior year period, primarily due to incremental orders from acquisitions of $19 million, and increased orders of our sensors and controls products, offset by lower new orders of our embedded computing products on defense applications.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Metal Treatment

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Metal Treatment segment.

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% change	2012	2011	% change
Sales	$70,643	$62,552	13%	$140,427	$116,563	20%
Operating income	5,937	7,644	(22%)	15,793	15,209	4%
Operating margin	8.4%	12.2%	(380) bps	11.2%	13.0%	(180) bps
Restructuring and impairment charges	5,241	-	NM	5,241	-	NM
New orders	$71,664	$62,738	14%	$142,497	$118,308	20%

NM- not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	8%	(23%)	9%	1%
Acquisition/divestitures	7%	4%	14%	6%
Foreign currency	(2%)	(3%)	(3%)	(3%)
Total	13%	(22%)	20%	4%

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Sales

Sales increased $8 million, or 13%, from the comparable prior year period, primarily due to increased demand across most of our major lines of business and markets, particularly for our shot peening services to commercial markets. The performance was led by growth within the general industrial, defense aerospace, and commercial aerospace markets, which grew 21%, 39%, and 8%, respectively.  The incremental effects of our IMR acquisition contributed favorably to the general industrial market, while the results of our 2011 acquisition of BASF contributed favorably to our aerospace defense market. Growth in the commercial aerospace market was due to increased shot peening services for Boeing aircraft.  Acquisitions contributed $4 million, or 7%, growth to current period sales, while the effects of foreign currency translation decreased sales by $2 million, or 2%.

Operating income

Operating income decreased $2 million, or 22%, compared to the same period in 2011.  Excluding the $5 million of non-cash restructuring charges recorded in the current quarter, operating income increased $4 million, to $11 million, or 46%, as compared to the prior year quarter, while operating margin improved 360 basis points to 15.8%.  The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening business. Acquisitions and the effects of foreign currency translation had a minimal impact on current period operating income.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders

The increase in new orders of $9 million from the prior year quarter is primarily due to the incremental effect of acquisitions which contributed $4 million and increased orders for shot peening services of $3 million.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Sales

Sales increased $24 million, or 20%, from the comparable prior year period, due to increased demand across all of our major lines of business and markets, particularly for our shot peening services to commercial markets. The performance was led by growth within the general industrial, commercial aerospace, and defense aerospace markets, which grew 20%, 16%, and 53%, respectively.  Organic as well as incremental growth from our 2011 acquisition of BASF contributed favorably to our aerospace defense market, while increased shot peening services for Boeing aircraft generated growth in the commercial aerospace market. The incremental effects of our IMR acquisition contributed favorably to the general industrial market. Acquisitions contributed $16 million, or 14%, of incremental sales to the current period, while the effects of foreign currency translation decreased sales by $2 million, or 3%.

Operating income

Operating income increased $1 million, or 4%, compared to the same period in 2011.  Excluding the $5 million of non-cash restructuring charges recorded in the current quarter, operating income increased $6 million, to $21 million, or 38%, as compared to the prior year quarter, while operating margin improved 200 basis points to 15%. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening business. Acquisitions contributed $1 million, or 6%, of incremental operating income to the current period, while the effects of foreign currency translation decreased sales by less than $1 million, or 3%.

New orders

The increase in new orders of $24 million as compared to the prior year period is primarily due to the incremental effects of acquisitions of $16 million, as well as increased orders for coating services.

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

Operating Activities
	June 30, 2012	December 31, 2011
Working Capital	$743,372	$661,750
Ratio of Current Assets to Current Liabilities	2.6 to 1	2.3 to 1
Cash and Cash Equivalents	$213,081	$194,387
Days Sales Outstanding	55 days	54 days
Inventory Turns	4.2	4.6

Cash provided by operating activities increased $3 million to $18 million during the first six months of 2012, compared with $15 million in the prior year period. The increase in cash provided by operating activities is primarily due to improved collections, largely offset by the timing of vendor payments. During the first six months of 2012, we contributed $17 million to the Curtiss-Wright Pension Plan and expect to make additional contributions of $31 million during the remainder of 2012.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Investing Activities

Net cash provided by investing activities for the first six months of 2012 was $2 million, compared with $91 million of cash used in the prior year period. The increase in cash provided by investing activities is primarily due to the proceeds received from the sale of the Heat Treating business as well as a decrease in acquisitions during the current year-to-date period as compared to the prior year period. Capital expenditures were $41 million in the first six months of 2012, an increase of $3 million from the prior year period.  We expect to make additional capital expenditures of $40 to $50 million during the remainder of 2012.

Financing Activities

During the first six months of 2012, we did not draw down on our available credit under the 2007 Senior Unsecured Revolving Credit Agreement (“Credit Agreement”).   The unused credit available under the Credit Agreement at June 30, 2012 was $373 million.

The loans outstanding under the 2003, 2005, and 2011 Senior Notes, Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 4% during the second quarter and first six months of 2012.  As of the date of this report, we were in compliance with all debt covenants.

During the second quarter of 2012, the Corporation increased its dividend to nine cents a share, a 12.5% increase over the prior year dividend.  In addition, the Corporation used $5 million of cash to repurchase its stock at an average purchase price of $31.85 per share.

We are currently negotiating with a syndicate of banks, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A., a renewal of our revolving credit facility, which is due to expire on August 10, 2012.  We anticipate renewing the credit facility on or before the expiration of our current credit facility.   As of June 30, 2012, we had no outstanding borrowings under the existing credit facility and expect the terms and borrowing capacity of the renewal to be similar to the existing credit agreement.

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

The following is the critical accounting policy for goodwill reflecting the interim impairment test performed in the second quarter of 2012. As of the date of this report, the Corporation does not believe there are any other material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in the Corporation’s 2011 Annual Report.

Goodwill

The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain.  Actual results may differ from those estimates.  To calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit.  The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. The test is performed in the fourth quarter, which coincides with the completion of our five-year strategic operating plan.  Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

During the second quarter of 2012, the Corporation performed an interim goodwill impairment test for our oil and gas reporting unit, within our Flow Control segment, as a result of on-going customer delays of international capital expenditures.  Based on the interim impairment analysis, we determined that our oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount.  The amount of goodwill for our oil and gas reporting unit amounted to $105 million at June 30, 2012.  While we determined that there was no goodwill impairment of the oil and gas reporting unit as of June 30, 2012, the future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, a material negative change in relationships with the reporting unit’s significant customers, a significant decline or delay in capital projects, loss of key personnel, unanticipated competition, or an adverse action or assessment by a regulator, would require an interim assessment prior to the next required annual assessment as of October 31, 2012.  If management determines that impairment exists, the impairment will be recognized in the period in which it is identified. We will continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2012.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2011 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2012.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2011 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2012.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1-April 30	-	$-	-	3,458,200
May 1- May 31	156,200	31.85	417,203	3,040,997
June - June 30	-	-	-	3,040,997
For the quarter ended	156,200	$31.85	417,203	3,040,997

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

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2012.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2012 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2011 Annual Report on Form 10-K.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	March 23, 2012

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

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
         Dated:  August 3, 2012