Form 10-Q
period 2012-09-30
CURTISS WRIGHT CORP
filed 2012-11-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

or

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

Common Stock, par value $1.00 per share:  46,779,938 shares (as of October 31, 2012).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$479,222	$509,120	$1,507,269	$1,466,267
Cost of sales	337,806	341,788	1,042,572	990,992
Gross profit	141,416	167,332	464,697	475,275

Research and development expenses	13,267	17,705	43,965	46,431
Selling expenses	28,009	30,918	93,378	90,077
General and administrative expenses	76,774	72,602	227,889	208,084
Operating income	23,366	46,107	99,465	130,683

Interest expense	(6,648)	(5,033)	(19,656)	(15,121)
Other income (expense), net	(119)	(35)	113	42

Earnings from continuing operations before income taxes	16,599	41,039	79,922	115,604
Provision for income taxes	5,156	9,165	25,802	33,264
Earnings from continuing operations	11,443	31,874	54,120	82,340

Discontinued operations, net of taxes
Earnings from discontinued operations	-	2,619	3,059	5,885
Gain (loss) on divestiture	(144)	-	18,172	-
Earnings (loss) from discontinued operations	(144)	2,619	21,231	5,885

Net earnings	$11,299	$34,493	$75,351	$88,225

Basic earnings per share
Earnings from continuing operations	$0.24	$0.69	$1.17	$1.78
Earnings from discontinued operations	-	0.05	0.45	0.13
Total	$0.24	$0.74	$1.62	$1.91

Diluted earnings per share
Earnings from continuing operations	$0.24	$0.68	$1.14	$1.75
Earnings from discontinued operations	-	0.05	0.45	0.13
Total	$0.24	$0.73	$1.59	$1.88

Dividends per share	$0.09	$0.08	$0.26	$0.24

Weighted average shares outstanding:
Basic	46,884	46,466	46,795	46,328
Diluted	47,415	46,936	47,493	46,978

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$11,299	$34,493	$75,351	$88,225
Other comprehensive income
Foreign currency translation	23,614	(44,577)	23,711	(19,367)
Pension and postretirement adjustments	1,688	1,488	5,146	2,510
Other comprehensive income (loss), net of tax	25,302	(43,089)	28,857	(16,857)
Comprehensive income (loss)	$36,601	$(8,596)	$104,208	$71,368

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$239,546	$194,387
Receivables, net	531,541	543,009
Inventories, net	355,383	313,045
Deferred tax assets, net	49,967	54,275
Other current assets	49,660	45,955
Total current assets	1,226,097	1,150,671
Property, plant, and equipment, net	438,597	442,728
Goodwill	767,825	759,442
Other intangible assets, net	247,614	261,448
Deferred tax assets, net	12,796	12,137
Other assets	12,776	9,121
Total assets	$2,705,705	$2,635,547

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$127,501	$2,502
Accounts payable	120,203	150,281
Dividends payable	4,234	-
Accrued expenses	117,523	105,196
Income taxes payable	10,317	4,161
Deferred revenue	199,254	206,061
Other current liabilities	36,066	43,841
Total current liabilities	615,098	512,042
Long-term debt	460,612	583,928
Deferred tax liabilities, net	25,514	24,980
Accrued pension and other postretirement benefit costs	214,855	232,794
Long-term portion of environmental reserves	19,989	19,067
Other liabilities	54,867	57,645
Total liabilities	1,390,935	1,430,456
Contingencies and commitments (Note 15)

Stockholders' Equity
Common stock, $1 par value	49,190	48,879
Additional paid in capital	153,472	143,192
Retained earnings	1,227,191	1,164,041
Accumulated other comprehensive loss	(36,274)	(65,131)
	1,393,579	1,290,981
Less: Treasury stock, at cost	(78,809)	(85,890)
Total stockholders' equity	1,314,770	1,205,091
Total liabilities and stockholders' equity	$2,705,705	$2,635,547

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$75,351	$88,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,154	65,196
Gain on divestiture	(29,198)	(1,195)
Net loss (gain) on sale of assets	663	(397)
Deferred income taxes	1,294	(1,090)
Share-based compensation	7,469	7,545
Impairment of assets	4,836	-
Change in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable, net	17,104	(76,910)
Inventories, net	(36,837)	(33,072)
Progress payments	(9,421)	(1,075)
Accounts payable and accrued expenses	(28,455)	(20,956)
Deferred revenue	(6,807)	20,094
Income taxes payable	2,479	7,786
Net pension and postretirement liabilities	(9,954)	(11,329)
Other current and long-term assets and liabilities	(3,740)	10,000
Net cash provided by operating activities	53,938	52,822
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	977	1,583
Proceeds from divestitures	52,123	8,100
Acquisitions of intangible assets	(2,439)	(22)
Additions to property, plant, and equipment	(56,043)	(60,296)
Acquisitions of businesses, net of cash acquired	(6,231)	(132,344)
Additional consideration of prior period acquisitions	(1,152)	-
Net cash used for investing activities	(12,765)	(182,979)
Cash flows from financing activities:
Proceeds under revolving credit facility	-	701,800
Payments of revolving credit facility	-	(587,000)
Principal payments on debt	(76)	(296)
Repurchases of common stock	(4,974)	-
Proceeds from exercise of stock options	14,113	10,669
Dividends paid	(7,967)	(7,439)
Excess tax benefits from share-based compensation	22	868
Net cash provided by financing activities	1,118	118,602
Effect of exchange-rate changes on cash	2,868	(1,582)
Net increase (decrease) in cash and cash equivalents	45,159	(13,137)
Cash and cash equivalents at beginning of period	194,387	68,119
Cash and cash equivalents at end of period	$239,546	$54,982
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred but not yet paid	$3,670	$955

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

December 31, 2010	$48,558	$130,093	$1,052,580	$(2,813)	$(88,194)
Net earnings	-	-	126,354	-	-
Other comprehensive loss, net	-	-	-	(62,318)	-
Dividends paid	-	-	(14,893)	-	-
Stock options exercised, net	321	5,312	-	-	8,648
Share-based compensation	-	8,046	-	-	1,575
Repurchase of common stock	-	-	-	-	(8,178)
Other	-	(259)	-	-	259
December 31, 2011	$48,879	$143,192	$1,164,041	$(65,131)	$(85,890)
Net earnings	-	-	75,351	-	-
Other comprehensive income, net	-	-	-	28,857	-
Dividends declared	-	-	(12,201)	-	-
Stock options exercised, net	311	7,247	-	-	7,619
Share-based compensation	-	3,447	-	-	4,022
Repurchase of common stock	-	-	-	-	(4,974)
Other	-	(414)	-	-	414
September 30, 2012	$49,190	$153,472	$1,227,191	$(36,274)	$(78,809)

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

On March 30, 2012, the Corporation sold its Heat Treating business to Bodycote plc.  As a result of the divestiture, the results of operations for the Heat Treating business, which were previously reported as part of the Metal Treatment segment, have been reclassified as discontinued operations for all periods presented. Please refer to Footnote 3 of our Condensed Consolidated Financial Statements for further information.

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements.  Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting method, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate.  During the third quarter and the nine months ended September 2012, the Corporation incurred unanticipated additional costs of $12 million and $20 million, respectively, on its long-term contract with Westinghouse for disassembly, inspection, and preparation for shipment costs related to the reactor coolant pumps (“RCPs”) that the Corporation is supplying for the AP1000 nuclear power plants in China.  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this new guidance did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

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

2.           CORRECTION OF PRIOR PERIOD ERROR

During the third quarter of 2012, as part of a recent reorganization, the Corporation identified errors related to its long-term contract accounting practices within a certain subsidiary in its Motion Control segment. The errors date back to periods prior to and including 2007 through 2011 and primarily relate to the untimely liquidation of certain labor-based inventory costs to Cost of sales resulting in an overstatement of retained earnings of $23 million at December 31, 2011. In addition, other errors primarily related to incorrect capitalization of fixed assets were also identified. The combined errors resulted in a cumulative overstatement in Retained earnings of $24 million at December 31, 2011 and primarily impacted Net sales, Cost of sales, and the balance sheet accounts identified in the table below.

In accordance with FASB Accounting Standards Codification ("ASC") No. 250-10-S99 ("ASC 250-10-S99"), the Corporation evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were not material to any one of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission is not required.

However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the three and nine months ended September 30, 2012, the impact would have been material to those two periods. Therefore, in accordance with Staff Accounting Bulletin ("SAB") 108, the Corporation has restated the prior period financial statements included within this filing as summarized below.

The Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2011, Condensed Consolidated Statements of Stockholders' Equity as of December 31, 2010 and for the year ended December 31, 2011, and the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 have been restated and retrospectively reclassified for the discontinued operations of the heat treating business as discussed in Note 3 as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

For the three months ended September 30, 2011:

	(In thousands)
		Adjustments
	As previously reported	Corrections	Reclassification of discontinued operations	As reclassified and restated

Net sales	$515,996	$2,349	$(9,225)	$509,120
Cost of sales	345,359	2,167	(5,738)	341,788
Gross profit	170,637	182	(3,487)	167,332
Operating income	50,146	182	(4,221)	46,107
Earnings from continuing operations before income taxes	45,078	182	(4,221)	41,039
Provision for income taxes	10,718	49	(1,602)	9,165
Earnings from continuing operations	34,360	133	(2,619)	31,874
Earnings from discontinued operations	-	-	2,619	2,619
Net earnings	34,360	133	-	34,493

Basic earnings per share
Earnings from continuing operations	$0.74	$-	$(0.05)	$0.69
Earnings from discontinued operations	-	-	0.05	0.05
Total	$0.74	$-	$-	$0.74

Diluted earnings per share
Earnings from continuing operations	$0.73	$-	$(0.05)	$0.68
Earnings from discontinued operations	-	-	0.05	0.05
Total	$0.73	$-	$-	$0.73

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

For the nine months ended September 30, 2011:

	(In thousands)
		Adjustments
	As previously reported	Corrections	Reclassifications of discontinued operations	As reclassified and restated

Net sales	$1,492,751	$893	$(27,377)	$1,466,267
Cost of sales	1,004,188	4,252	(17,448)	990,992
Gross profit	488,563	(3,359)	(9,929)	475,275
Operating income	143,518	(3,359)	(9,476)	130,683
Earnings from continuing operations before income taxes	128,447	(3,359)	(9,484)	115,604
Provision for income taxes	37,775	(912)	(3,599)	33,264
Earnings from continuing operations	90,672	(2,447)	(5,885)	82,340
Earnings from discontinued operations	-	-	5,885	5,885
Net earnings	90,672	(2,447)	-	88,225

Basic earnings per share
Earnings from continuing operations	$1.96	$(0.05)	$(0.13)	$1.78
Earnings from discontinued operations	-	-	0.13	0.13
Total	$1.96	$(0.05)	$-	$1.91

Diluted earnings per share
Earnings from continuing operations	$1.93	$(0.05)	$(0.13)	$1.75
Earnings from discontinued operations	-	-	0.13	0.13
Total	$1.93	$(0.05)	$-	$1.88

In order to correct the cumulative impact of the errors on periods prior to 2011, the Corporation recorded an adjustment of $19 million to decrease December 31, 2010 retained earnings from $1,072 million to $1,053 million. In order to correct the impact of the error for the twelve months ended December 31, 2011 net earnings, included in the Condensed Consolidated Statements of Stockholders' Equity, the Corporation recorded an adjustment of $4 million to decrease net earnings from $130 million to $126 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The adjustments to the Corporation’s December 31, 2011 Condensed Consolidated Balance Sheet are presented in the following table:

	(In thousands)
	As previously reported	Corrections	As restated
Condensed Consolidated Balance Sheet, December 31, 2011
Receivables, net	$556,026	$(13,017)	$543,009
Inventories, net	320,633	(7,588)	313,045
Other current assets	41,813	4,142	45,955
Total current assets	1,167,134	(16,463)	1,150,671
Property, plant, and equipment, net	443,555	(827)	442,728
Total assets	2,652,837	(17,290)	2,635,547
Deferred revenue	200,268	5,793	206,061
Other current liabilities	42,976	865	43,841
Total current liabilities	505,384	6,658	512,042
Total liabilities	1,423,798	6,658	1,430,456
Retained earnings	1,187,989	(23,948)	1,164,041
Total stockholders' equity	1,229,039	(23,948)	1,205,091
Total liabilities and stockholders' equity	2,652,837	(17,290)	2,635,547

The correction of the errors to the Corporation’s Condensed Consolidated Statement of Cash flows for the nine months ended September 30, 2011 did not impact the net increase or decrease in cash and cash equivalents for any period. The adjustments to the Corporation’s Condensed Consolidated Statement of Cash Flows are presented in the following table:

	(In thousands)
	Nine Months Ended
	September 30, 2011
	As previously reported	Corrections	As restated
Net earnings	$90,672	$(2,447)	$88,225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(80,416)	3,506	(76,910)
Inventories, net	(31,482)	(1,590)	(33,072)
Deferred revenue	21,587	(1,493)	20,094
Other current and long-term assets and liabilities	8,912	1,088	10,000
Net cash provided by operating activities	53,758	(936)	52,822
Cash flows from investing activities:
Additions to property, plant, and equipment	(61,232)	936	(60,296)
Net cash used for investing activities	(183,915)	936	(182,979)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           DISCONTINUED OPERATIONS

On March 30, 2012, the Corporation sold the assets and substantially all the real estate of its Heat Treating business for $52 million to Bodycote plc.  The Heat Treating business’ operating results, which had been reported in the Metal Treatment segment, are included in discontinued operations in the Corporation's Condensed Consolidated Statement of Earnings for all periods presented.

Components of earnings from discontinued operations for the three and nine months ended September 30, were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$-	$9,225	$10,785	$27,377
Earnings from discontinued operations before income taxes	-	4,221	4,929	9,484
Provision for income taxes	-	(1,602)	(1,870)	(3,599)
Gain (loss) on divestiture, net of taxes of $11,026 for the nine months ended September 30, 2012	(144)	-	18,172	-
Earnings (loss) from discontinued operations	$(144)	$2,619	$21,231	$5,885

4.           RECEIVABLES

Receivables at September 30, 2012 and December 31, 2011 include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	September 30,	December 31,
	2012	2011
Billed receivables:
Trade and other receivables	$349,501	$369,109
Less: Allowance for doubtful accounts	(7,404)	(6,880)
Net billed receivables	342,097	362,229
Unbilled receivables:
Recoverable costs and estimated earnings not billed	216,165	214,940
Less: Progress payments applied	(26,721)	(34,160)
Net unbilled receivables	189,444	180,780
Receivables, net	$531,541	$543,009

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market.  The composition of inventories is as follows:

	(In thousands)
	September 30,	December 31,
	2012	2011
Raw material	$192,843	$168,619
Work-in-process	100,951	89,832
Finished goods and component parts	86,644	81,544
Inventoried costs related to U.S. Government and other long-term contracts	35,073	35,347
Gross inventories	415,511	375,342
Less: Inventory reserves	(48,360)	(48,547)
Progress payments applied, principally related to long-term contracts	(11,768)	(13,750)
Inventories, net	$355,383	$313,045

As of September 30, 2012 and December 31, 2011, inventory also includes capitalized contract development costs of $23.2 million and $17.5 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customer.  As of September 30, 2012 and December 31, 2011, $7.9 million and $9.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed.  Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	(In thousands)
	Flow Control	Motion Control	Metal Treatment	Consolidated
December 31, 2011	$328,219	$385,784	$45,439	$759,442
Acquisitions	3,068	-	-	3,068
Divestitures	-	-	(3,649)	(3,649)
Goodwill adjustments	284	40	-	324
Foreign currency translation adjustment	2,031	6,442	167	8,640
September 30, 2012	$333,602	$392,266	$41,957	$767,825

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

During the second quarter of 2012, the Corporation performed an interim goodwill impairment test for its oil and gas reporting unit, within its Flow Control segment, as a result of on-going customer delays of international capital expenditures. Based on the interim impairment analysis, the Corporation determined that there was no impairment and its oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount. For further discussion on the Corporation’s interim impairment analysis please refer to our Critical Accounting Policy section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	(In thousands)
September 30, 2012	Gross	Accumulated Amortization	Net
Technology	$158,172	$(73,589)	$84,583
Customer related intangibles	225,765	(90,905)	134,860
Other intangible assets	45,451	(17,280)	28,171
Total	$429,388	$(181,774)	$247,614

	(In thousands)
December 31, 2011	Gross	Accumulated Amortization	Net
Technology	$155,406	$(65,291)	$90,115
Customer related intangibles	219,498	(77,945)	141,553
Other intangible assets	44,555	(14,775)	29,780
Total	$419,459	$(158,011)	$261,448

During the first nine months of 2012, the Corporation acquired intangible assets of $5.9 million. The Corporation acquired Technology of $2.5 million, Customer related intangibles of $3.3 million, and Other intangibles of $0.1, which have a weighted average amortization period of 15, 17, and 10 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2012 was $22.2 million as compared to $21.5 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2012 through 2016 is $28.1 million, $26.1 million, $24.3 million, $23.0 million, and $22.8 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In January 2012, the Corporation entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and one fixed-to-floating interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread. The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $200 million and $25 million at September 30, 2012.

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

	(In thousands)
	September 30,	December 31,
	2012	2011
Assets
Designated for hedge accounting
Interest rate swaps	$1,771	$-
Undesignated for hedge accounting
Forward exchange contracts	$36	$13
Total asset derivatives (A)	$1,807	$13

Liabilities
Undesignated for hedge accounting
Forward exchange contracts	$147	$356
Total liability derivatives (B)	$147	$356

(A)	Foreign exchange derivative assets are included in Other current assets and all interest rate swaps are included in Other assets.

(B)	Forward exchange derivative liabilities are included in Other current liabilities.

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and nine months ended September 30, were as follows:

	(In thousands)
	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Income Statement Classification	2012	2011	2012	2011	2012	2011	2012	2011
Other income, net	$(20)	$-	$1,771	$-	$20	$-	$(1,771)	$-

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Undesignated hedges

The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives not designated as hedging instrument	2012	2011	2012	2011
Foreign exchange contracts:
General and administrative expenses	$2,082	$(2,995)	$1,912	$(2,052)

Debt

The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues as of September 30, 2012.  In accordance with the fair value accounting guidance, all of the Corporation’s debt is classified as Level 2.

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

In August 2012, we amended and refinanced our existing credit facility by entering into a Third Amended and Restated Credit Agreement (“Credit Agreement”) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A..  The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the revolving credit agreement, we have a borrowing capacity of $500 million. In addition, the credit agreement features an accordion feature which allows us to borrow an additional $100 million. As of September 30, 2012, we had no borrowings under the credit facility.

	September 30,		December 31,
	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bonds, due from 2012 through 2023	$8,808	$8,808	$9,004	$9,004
5.74% Senior notes due September 25, 2013	125,014	129,568	125,024	134,982
5.51% Senior notes due December 1, 2017	150,000	174,001	150,000	172,871
3.84% Senior notes due December 1, 2021	100,789	100,789	100,000	101,886
4.24% Senior notes due December 1, 2026	200,982	200,982	200,000	204,965
Other debt	2,520	2,520	2,402	2,402
	$588,113	$616,668	$586,430	$626,110

Nonrecurring measurements

In connection with our 2012 restructuring initiative, during the second quarter of 2012, the Corporation formally announced a plan to cease operations at a certain facility within our Metal Treatment segment by the fourth quarter of 2012.  This decision resulted in a reduction of the useful life of the asset group at the facility.  In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, long-lived assets held and used with a carrying amount of $4.8 million were written down to their fair value of zero, resulting in an impairment charge of $4.8 million, which was included in General and administrative expenses during the three month period ended June 30, 2012 and the nine month period ended September 30, 2012.  The fair value of the impairment charge was determined using the income approach over the reduced useful life of the asset group. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 2 measurement as it is based on significant other observable inputs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

9.           WARRANTY RESERVES

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

	(In thousands)
	2012	2011
Warranty reserves at January 1,	$16,076	$14,841
Provision for current year sales	5,495	6,629
Current year claims	(4,056)	(3,059)
Change in estimates to pre-existing warranties	(2,242)	(1,589)
Increase due to acquisitions	75	-
Foreign currency translation adjustment	99	(110)
Warranty reserves at September 30,	$15,447	$16,712

10.           RESTRUCTURING ACTIVITIES

2012 Restructuring Initiative

The Corporation focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the involuntary termination of certain positions and the consolidation of facilities and product lines.

During the third quarter of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Three Months Ended
	September 30,2012
	Flow Control	Motion Control	Metal Treatment	Consolidated
Cost of sales	$18	$215	$769	$1,002
General and administrative	512	153	32	697
Total	$530	$368	$801	$1,699

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

During the first nine months of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Nine Months Ended
	September 30,2012
	Flow Control	Motion Control	Metal Treatment	Consolidated
Cost of sales	$1,303	$2,351	$1,163	$4,817
Selling expenses	312	-	-	312
General and administrative	1,649	1,075	4,879	7,603
Total	$3,264	$3,426	$6,042	$12,732

The components of the restructuring costs by segment are as follows:

Flow Control

The Flow Control segment recorded $0.5 million of restructuring charges in the third quarter of 2012 primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to General and administrative expenses of $0.5 million.

In the first nine months of 2012, the Flow Control segment recorded $3.3 million of restructuring charges primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $1.3 million; charges to Selling expenses of $0.3 million; and charges to General and administrative expenses of $1.6 million.

The Corporation expects to incur additional restructuring charges of less than $1 million in the fourth quarter of 2012 related to additional restructuring activities within the Flow Control segment.

Motion Control

The Motion Control segment recorded $0.4 million of restructuring charges in the third quarter of 2012 primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $0.2 million; and charges to General and administrative expenses of $0.2 million.

In the first nine months of 2012, the Motion Control segment recorded $3.4 million of restructuring charges primarily for severance and benefits costs associated with headcount reductions to streamline operations. The segment recorded charges to Cost of sales of $2.4 million; and charges to General and administrative expenses of $1 million.

The Corporation expects to incur additional restructuring charges of less than $1 million in the fourth quarter of 2012 related to additional restructuring activities within the Motion Control segment.

Metal Treatment

The Metal Treatment segment recorded $0.8 million of restructuring charges in the third quarter of 2012 primarily for facility closing costs. The segment recorded charges to Cost of sales of $0.8 million.

In the first nine months of 2012, the Metal Treatment segment recorded cash charges to Cost of sales of $1.2 million; and non-cash charges of $4.8 million to General and administrative expenses.  The cash costs were primarily associated with facility shut-down expenses and severance and benefits costs related to headcount reductions, while the $4.8 million of non-cash costs were primarily related to fixed asset and inventory write-downs.

The Corporation expects to incur restructuring charges of $6.4 million in the fourth quarter of 2012 related to additional restructuring activities within the Metal Treatment segment.  The charges we expect to incur primarily represent the fair value of a liability associated with exiting a leased facility.

The following table summarizes the cash components of the Corporation’s restructuring plans.  Accrued restructuring costs are included in Other current liabilities in the accompanying balance sheet.

	(In thousands)
	Severance and Benefits	Abandonment of facility costs	Total
December 31, 2011	$-	$-	$-
Provisions	6,795	1,090	7,885
Payments	4,988	408	5,396
September 30, 2012	$1,807	$682	$2,489

The Corporation expects to pay accrued cash restructuring costs primarily over the remainder of 2012 and the first half of 2013.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

11.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2011 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2012 and 2011 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$10,061	$9,346	$30,194	$28,002
Interest cost	6,564	6,563	19,695	19,671
Expected return on plan assets	(8,382)	(7,994)	(25,152)	(23,956)
Amortization of prior service cost	300	303	901	903
Amortization of unrecognized actuarial loss	2,755	1,243	8,266	3,732
Curtailment loss	-	-	-	53
Net periodic benefit cost	$11,298	$9,461	$33,904	$28,405

During the nine months ended September 30, 2012, the Corporation made $40 million in contributions to the Curtiss-Wright Pension Plan, and does not expect to make any further contributions in 2012.  In addition, contributions of $2.7 million were made to the Corporation’s foreign benefit plans during the nine months ended September 30, 2012.  Contributions to the foreign benefit plans are expected to be $4.3 million in 2012.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and nine months ended September 30, 2012 and 2011 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$109	$93	$329	$281
Interest cost	232	250	695	751
Amortization of prior service cost	(158)	(158)	(472)	(472)
Amortization of unrecognized actuarial gain	(180)	(231)	(539)	(694)
Net periodic postretirement benefit cost	$3	$(46)	$13	$(134)

During the nine months ended September 30, 2012, the Corporation paid $0.8 million to the postretirement plans.  During 2012, the Corporation anticipates making total contributions of $1.6 million to the postretirement plans.

12.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands, except stock options outstanding)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	46,884	46,466	46,795	46,328
Dilutive effect of stock options and deferred stock compensation	531	470	698	650
Diluted weighted average shares outstanding	47,415	46,936	47,493	46,978

As of September 30, 2012 and 2011, there were 1,260,000 and 2,779,000 stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share, as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

13.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation has three reportable segments: Flow Control, Motion Control, and Metal Treatment.

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales
Flow Control	$236,733	$265,249	$778,177	$771,005
Motion Control	176,649	181,017	528,472	516,724
Metal Treatment	68,446	64,933	209,602	182,101
Less: Intersegment revenues	(2,606)	(2,079)	(8,982)	(3,563)
Total consolidated	$479,222	$509,120	$1,507,269	$1,466,267

Operating income (expense)
Flow Control	$1,194	$24,836	$38,335	$70,000
Motion Control	22,790	19,078	59,246	50,627
Metal Treatment	8,200	8,177	23,993	23,386
Corporate and eliminations (1)	(8,818)	(5,984)	(22,109)	(13,330)
Total consolidated	$23,366	$46,107	$99,465	$130,683

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total operating income	$23,366	$46,107	$99,465	$130,683
Interest expense	(6,648)	(5,033)	(19,656)	(15,121)
Other income (expense), net	(119)	(35)	113	42
Earnings before income taxes	$16,599	$41,039	$79,922	$115,604

	(In thousands)
	September 30,	December 31,
	2012	2011
Identifiable assets
Flow Control	$1,206,004	$1,257,142
Motion Control	1,015,388	1,016,935
Metal Treatment	259,777	286,084
Corporate and other	224,536	75,386
Total consolidated	$2,705,705	$2,635,547

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.           ACCUMULATED OTHER COMPREHENSIVE LOSS

Total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments	Accumulated other comprehensive income (loss)
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income	23,711	5,146	28,857
September 30, 2012	$63,479	$(99,753)	$(36,274)

15.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

In July 2012, the Corporation reached a settlement in the amount of $5.2 million with a former executive with regards to a gender bias lawsuit filed in 2003.  The settlement was paid during the third quarter of 2012.   All payments to settle this lawsuit have been made and no further payments are required.

The Corporation has been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, the Corporation has not been found liable for or paid any material sum of money in settlement in any case.  The Corporation believes its minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate.  The Corporation maintains insurance coverage for these potential liabilities and believes adequate coverage exists to cover any unanticipated asbestos liability.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporations’ results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2011.  The aggregate environmental liability was $21.6 million at September 30, 2012 and $20.5 million at December 31, 2011.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business.  In connection with these licenses, the PADEP required financial assurance from the Corporation in the amount of $4.2 million, which is currently in the form of a parent company guarantee. The Corporation is currently in the process of determining a new decommissioning cost estimate in order to comply with the new Nuclear Regulatory Commission (NRC) Decommissioning Planning Rule, which has been adopted by the Commonwealth of Pennsylvania. The new Decommissioning Planning Rule will go into effect on December 17, 2012. The Corporation is considering providing alternative forms of financial assurance such as a letter of credit, surety bond, or insurance policy in order to comply with the new NRC Decommissioning Planning Rule.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers.  At September 30, 2012 and December 31, 2011, the Corporation had contingent liabilities on outstanding letters of credit of $42.8 million and $55.8 million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The first two RCPs under the China AP1000 program shipped during the third quarter of 2012, which were originally designated to ship during the fourth quarter of 2011.  The delay in shipments subjects us to incentive payment and liquidated damages risk.  However, based upon our current negotiations with the customer, the Corporation believes that all future delivery dates will be revised to mitigate any performance risk and that any damage or incentive provisions will be revised accordingly.  Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to its results of operations, financial condition, or cash flows.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

16.           SUBSEQUENT EVENTS

Williams Controls

On November 1, 2012, the Company entered into a definitive agreement to acquire Williams Controls with a wholly-owned subsidiary of Curtiss-Wright. Williams Controls is a leading designer and manufacturer of highly-engineered electronic sensors and electronic throttle controls for off-road equipment, heavy trucks, and military vehicles. The acquired business will operate within Curtiss-Wright's Motion Control segment.  Curtiss-Wright will acquire Williams Controls for a purchase price of approximately $119 million.  The acquisition, which is subject to the satisfaction of customary closing conditions, including regulatory approvals, is expected to close by the end of the Company’s fiscal year 2012.

PG Drives Technology

On November 2, 2012, the Corporation completed the acquisition of the assets that comprise PG Drives Technology, a business unit of Spirent Communications plc, for $64 million in cash.  PG Drives Technology is a leading designer and manufacturer of highly engineered controllers and drives used in a wide variety of advanced electric-powered industrial and medical vehicles.  The business will operate within the Corporation’s Motion Control segment.

AP Services

On November 5, 2012, the Corporation acquired AP Services, LLC, through the acquisition of all of the membership interests of A.P. Holdco, LLP, the parent company of the operating entity, for a cash purchase price of $30 million.  AP Services is a leading supplier of fluid sealing technologies and services to the nuclear and fossil power generation markets, with proven performance in delivering solutions that improve plant reliability and safety, and also reduce operation and maintenance costs.  The business will become part of Curtiss-Wright’s Flow Control segment.

Due to the limited time since the acquisition dates and lack of completed financial data as of September 30, 2012 for the acquired businesses, adequate information is not available to allocate the fair values of the net tangible and intangible assets acquired.  As a result, the Corporation is also unable to provide the supplemental pro-forma revenue and earnings of the combined entities.

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

RESULTS OF OPERATIONS

Revisions to Prior Period Amounts

The prior period amounts included in our management’s discussion and analysis have been revised to reflect the correction of the aforementioned errors described in Note 2 to our Condensed Consolidated Financial Statements.   Please see Note 2 for additional information on these revisions.

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results.  The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results.  The definition of “organic” excludes the effect of foreign currency translation. On March 30, 2012, we completed the sale of our Heat Treating business, which had been previously reported with the Metal Treatment Segment.  The results of operations of this business and the gain that was recognized on the sale are reported within discontinued operations and prior year amounts have been reclassified to conform to the current year presentation.

The discussion below is structured to separately discuss our Consolidated Statements of Earnings, Results by Business Segment, and our Liquidity and Capital Resources.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% of change	2012	2011	% of change

Sales
Flow Control	$236,733	$265,248	(11%)	$778,177	$770,996	1%
Motion Control	174,616	179,204	(3%)	520,792	514,040	1%
Metal Treatment	67,873	64,668	5%	208,300	181,231	15%
Total sales	$479,222	$509,120	(6%)	$1,507,269	$1,466,267	3%

Operating income
Flow Control	$1,194	$24,836	(95%)	$38,335	$70,000	(45%)
Motion Control	22,790	19,078	19%	59,246	50,627	17%
Metal Treatment	8,200	8,177	0%	23,993	23,386	3%
Corporate and eliminations	(8,818)	(5,984)	(47%)	(22,109)	(13,330)	(66%)
Total operating income	$23,366	$46,107	(49%)	$99,465	$130,683	(24%)

Interest expense	(6,648)	(5,033)	(32%)	(19,656)	(15,121)	(30%)
Other income (expense), net	(119)	(35)	240%	113	42	169%

Earnings before income taxes	16,599	41,039	(60%)	79,922	115,604	(31%)
Provision for income taxes	5,156	9,165	(44%)	25,802	33,264	(22%)

Net earnings from continuing operations	$11,443	$31,874	(64%)	$54,120	$82,340	(34%)

New orders	$473,348	$569,244		$1,473,595	$1,532,160

Sales

Sales decreased $30 million, or 6%, over the comparable prior year quarter primarily due to a decline in our Flow Control segment, mainly due to the impact of a strike.  The strike, discussed further below, temporarily suspended production on long-term contracts during the quarter, which shifted the completion and recognition of certain milestones into 2013. The incremental effects of acquisitions, net of divestitures, contributed $9 million of sales, while the effect of foreign currency translation decreased sales by $4 million in the current quarter.

Sales increased $41 million, or 3%, over the comparable year-to-date period.  Strong demand for our commercial aerospace products and services increased sales in both our Metal Treatment and Motion Control segments. These increases were offset by lower sales in our naval and ground defense markets.   Lower sales in our naval defense market were attributable to the impacts of the strike and the timing of production on certain naval defense programs in our Flow Control segment.  Lower sales in our ground defense market were primarily due to lower production levels on the Tow Improved Target Acquisition System (ITAS) and Abrams platform in our Motion Control segment.  The incremental effects of acquisitions, net of divestitures, contributed $62 million, while the effect of foreign currency translation decreased sales by $11 million in first nine months of 2012.

The table below further depicts our sales by market.  Certain prior year amounts in our sales by market table have been reclassified to conform to the fiscal year 2012 presentation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% change	2012	2011	% change

Defense markets:
Aerospace	$78,292	$83,773	(7%)	$229,134	$226,890	1%
Ground	25,669	26,979	(5%)	75,596	84,163	(10%)
Naval	74,335	85,750	(13%)	251,913	262,050	(4%)
Other	6,855	7,019	(2%)	21,478	21,047	2%
Total Defense	$185,151	$203,521	(9%)	$578,121	$594,150	(3%)

Commercial markets:
Commercial Aerospace	$86,015	$81,785	5%	$261,309	$218,029	20%
Oil and Gas	59,814	58,998	1%	181,574	170,781	6%
Power Generation	86,827	98,145	(12%)	290,219	285,809	2%
General Industrial	61,415	66,671	(8%)	196,046	197,498	(1%)
Total Commercial	$294,071	$305,599	(4%)	$929,148	$872,117	7%

Total Curtiss-Wright	$479,222	$509,120	(6%)	$1,507,269	$1,466,267	3%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(7%)	(47%)	(1%)	(28%)
Acquisition/divestitures	2%	(1%)	4%	4%
Foreign currency	(1%)	(1%)	0%	0%
Total	(6%)	(49%)	3%	(24%)

Commercial sales decreased $12 million, or 4%, as compared to the prior year quarter and increased $57 million, or 7%, as compared to the prior year-to-date period.  The decrease in sales in the current quarter is primarily due to the effects of a strike in our Flow Control segment.  The increase in year-to-date sales is primarily due to the incremental effect of sales from acquisitions, which favorably impacted sales in the commercial aerospace, power generation, and defense aerospace markets.  Additionally, strong demand for our commercial aerospace products and services contributed to increased sales in the Motion Control and Metal Treatment segments.

Sales in the defense market decreased $18 million, or 9%, and $16 million, or 3%, as compared to the prior year quarter and year-to-date periods, respectively.  Current quarter defense sales decreased primarily due to the impacts of the strike and the winding down of certain naval defense programs, partially offset by increased production on the CVN-79 program, primarily in our Flow Control segment. Year-to-date defense sales decreased primarily in our naval defense market for the reasons discussed above.  In the ground defense market, lower production levels on the TOW Improved Target Acquisition System (ITAS) and Abrams platforms, slightly offset by higher sales of turret drive systems to international customers, primarily in our Motion Control segment, contributed to lower year-to-date sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Current quarter operating income decreased $23 million to $23 million.  Current period operating income was impacted negatively by certain items, primarily within our Flow Control segment, including the impacts of a strike and additional assembly and preparation for shipment costs for the Reactor Coolant Pumps (RCPs) for the AP1000 program.  In our Motion Control segment, operating income increased $4 million primarily due to our cost containment efforts and the expected accretive impact and operational improvements from our ACRA acquisition.  ACRA had a dilutive impact on operating income in the prior comparable period due to higher intangible amortization expenses, fair value adjustments of its acquired inventory, and other acquisition related expenses. In our Metal Treatment segment, operating income increased slightly due to higher sales volume.  Acquisitions, net of divestitures, and foreign currency translation had a minimal impact on current quarter operating income.

Year-to-date operating income decreased $31 million, to $99 million, as compared to the prior year period.  Year-to-date operating income was impacted by the one-time items discussed above, primarily within our Flow Control segment, as well as additional costs incurred throughout the year for the assembly and preparation for shipment costs for the RCPs, as well as year-to-date restructuring costs as we re-align our business for strategic growth.  In our Metal Treatment segment, excluding restructuring costs, operating income grew $7 million, or 28%, to $30 million, while operating margin grew 150 basis points to 14.4%, primarily due to increased sales volume.  In our Motion Control segment, operating income grew $9 million or 17%, to $59 million, while operating margin grew 160 basis points to 11.4% as a result of our cost reduction and containment efforts and the expected accretive impact and operational improvements from our ACRA acquisition discussed above.  Acquisitions, net of divestitures, contributed $3 million or 4%, to year-to date results, while the effects of foreign currency translation were not significant.

Non-segment operating expense

The increase in non-segment operating expense for the current quarter and first nine months of 2012, of $3 million and $9 million, respectively, is primarily due to higher pension costs.

Interest expense

Interest expense for the current quarter and first nine months of 2012 increased primarily due to higher average debt levels and borrowing rates compared to the same period in 2011.

Effective tax rate

Our effective tax rate for the current quarter and first nine months was 31.1% and 32.3%, respectively, compared to 22.3% and 28.8%, in the prior year periods. The increase in our quarterly and year-to-date effective tax rate is primarily due to a $4.1 million research and development tax credit in 2011 that did not recur in the current period.

Net earnings

Current quarter and year-to-date net earnings from continuing operations were lower as compared to the same period in the prior year, primarily due to the impacts of the strike and additional investments for the AP 1000 program.

New orders

New orders for the current quarter and first nine months of 2012 decreased by $96 million and $59 million, respectively, as compared to the prior year periods.  The decrease in new orders in both periods, is primarily due to the timing of funding on the Virginia Class submarine, a large order received in the Power Generation market in the prior period that did not recur in the current period, as well as a softening demand in defense orders.  Acquisitions, net of divestitures, contributed $10 million and $48 million of incremental new orders to the current and year-to-date periods, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

RESULTS BY BUSINESS SEGMENT

Flow Control

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Flow Control segment.

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% change	2012	2011	% change
Sales	$236,733	$265,248	(11%)	$778,177	$770,996	1%
Operating income	1,194	24,836	(95%)	38,335	70,000	(45%)
Operating margin	0.5%	9.4%	(890) bps	4.9%	9.1%	(420) bps
Restructuring charges	530	-	NM	3,264	200	NM
AP 1000 - Change in estimate	12,166	-	NM	20,333	4,740	NM
Impacts of strike (1):
Production suspension	6,230	-	NM	6,230	-	NM
Under absorption of overhead costs	5,118	-	NM	5,118	-	NM
New orders	$223,034	$308,246	(28%)	$760,837	$836,159	(9%)

NM - not meaningful

(1)
On August 24, 2012, the Electronic Mechanical Division (EMD) of Curtiss-Wright’s Flow Control segment experienced a strike by approximately 300 members of Local Union 1914 of the International Brotherhood of Electrical Workers (IBEW) at its Cheswick, Pennsylvania facility. The strike led to a temporary suspension of work on open contracts.  On September 24, 2012, the Company ratified an agreement with the union to end the strike and operations have since resumed.   As discussed further below, the aggregate impact of the strike on 2012 production resulted in a $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs.  In addition, the temporary suspension of work resulted in a shift of long-term contract milestones, which will now be completed and recognized in 2013, causing a decrease in current period sales of $18 million and operating income of $6 million.

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(12%)	(93%)	(1%)	(46%)
Acquisition/divestitures	1%	(2%)	3%	1%
Foreign currency	0%	0%	(1%)	0%
Total	(11%)	(95%)	1%	(45%)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Sales

Sales decreased $29 million, or 11%, compared to the prior year period, primarily due to lower sales of 13% and 10% in the defense and commercial markets, respectively.  Acquisitions, net of divestitures, contributed $4 million, or 1%, of incremental sales, while the effects of foreign currency rate changes were not significant.

The decrease in sales in the defense market was primarily due to the impacts of the strike, discussed above, which delayed the completion of milestones on certain naval defense programs, mainly the Virginia Class submarine program.  The suspension of production on certain naval defense programs shifted the completion of certain milestones into 2013, which decreased current period sales by $11 million, or 4%.  In addition, the completion of production on the Advanced Arresting Gear program for the Ford class aircraft carrier contributed to lower sales during the quarter.  Partially offsetting these decreases was an increase in production on the CVN-79 program.

The decrease in sales in our commercial markets is primarily due to the impact of the strike which negatively impacted sales in our power generation market, as the suspension of work resulted in lower than expected progress on the Reactor Coolant Pumps (RCPs) for the AP1000 program. The suspension of production on the RCPs shifted revenue in our power generation market from the current quarter into 2013, by $7 million, or 3%. In addition, softening in the general economic environment contributed to lower sales in the general industrial market.

Operating income

Operating income decreased $24 million compared to the same period in 2011.  Current period operating income was unfavorably impacted by several factors including the impact of the strike which resulted in a under absorption of overhead costs of $5 million and a shift in the completion of contract milestones on certain naval defense programs of $6 million.  In addition, we incurred unanticipated additional costs in connection with the assembly and preparation for shipment of the first two RCPs of $12 million. These additional assembly and preparation for shipment costs will benefit the production and delivery of the remaining RCPs. Excluding the impact of these items, operating income and operating margin were essentially flat as compared to the prior year quarter.  Current period operating income was negatively impacted in our oil and gas businesses by higher than anticipated costs for the construction of super vessels and the under absorption of overhead costs due to continued order delay of capital refinery products and services. Acquisitions and the effects of foreign currency rate changes had a minimal impact on current period operating income.

New orders

New orders decreased $85 million from the prior year quarter primarily due to higher orders in the prior year period associated with the timing of funding on the Virginia Class Submarine and the CVN-79 naval defense programs, as well as a significant order received in the power generation market that did not recur in the current period.  Acquisitions contributed $4 million to new orders in the current period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Sales

Sales increased $7 million, or 1%, in the first nine months of 2012, compared with the same period of 2011, primarily due to an increase in sales in our commercial markets of 2%, partially offset by a decrease in sales in our defense markets of 2%. Our prior year acquisitions, net of divestitures, contributed $20 million, or 3%, of incremental sales, while the effects of foreign currency rate changes decreased current period sales by $3 million or less than 1%.

The increase in sales in our commercial market was due to the incremental effects of our 2011 acquisitions of Anatec and LMT, which favorably impacted sales in our power generation market.  In addition, the incremental effect of our 2011 Douglas acquisition, a supplier of aviation towing tractors, improved sales in our commercial aerospace market.  In the oil and gas market, sales grew due to increased production in our vessel business, increased aftermarket MRO projects, both internationally and domestically, as well as strong demand for pressure relief valve MRO projects.

The decrease in sales in our defense market was primarily due to the temporary suspension of production on certain naval defense programs as a result of the strike, which shifted revenue recognition milestones into 2013.  In addition, the timing of production on the Virginia class submarine program and the completion of production of other naval defense programs including the Advanced Arresting Gear program for the Ford class aircraft carrier, the Electromagnetic Aircraft Launching System (EMALS) program, and certain aircraft handling systems programs, contributed to lower naval defense sales in the year-to-date period.  Partially offsetting these decreases was an increase in production on the CVN-79 program.

Operating income

Operating income decreased $32 million compared to the same period in 2011.  Year-to-date operating income was unfavorably impacted by several factors including the impact of the strike which resulted in the under absorption of overhead costs of $5 million and a shift in the completion of contract milestones on certain naval defense programs of $6 million.  In addition, we incurred unanticipated additional costs in connection with the assembly and shipment of the first two RCPs for the AP 1000 nuclear reactor of $20 million. These additional assembly and preparation for shipment costs will benefit the production and delivery of the remaining RCPs. Lastly, the negative impact of streamlining our operations resulted in restructuring charges of $3 million.  Excluding the impact of these items, operating income and operating margin were essentially flat as compared to the prior year-to-date period. Operating income was also negatively impacted in our oil and gas businesses due to higher than anticipated costs for the construction of super vessels and the under absorption of overhead costs due to continued order delay of capital refinery projects and services. These decreases were partially offset by higher sales of our pressure relief products.  Acquisitions and the effects of foreign currency rate changes had a minimal impact on current period operating income.

New orders

The decrease in new orders of $75 million, as compared to the prior year period, is primarily due a significant order in the power generation market in the prior year period that did not reoccur in the current period, and lower demand of capital refinery projects and services in the oil and gas market.  Acquisitions contributed $23 million to new orders in the current period, while the prior year period included $18 million of orders associated with a divested business line.

Motion Control

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Motion Control segment.

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% change	2012	2011	% change
Sales	$174,616	$179,204	(3%)	$520,792	$514,040	1%
Operating income	22,790	19,078	19%	59,246	50,627	17%
Operating margin	13.1%	10.6%	250 bps	11.4%	9.8%	160 bps
Restructuring charges	368	-	NM	3,426	-	NM
New orders	$183,863	$197,190	(7%)	$503,810	$513,885	(2%)

NM- not meaningful

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	21%	(3%)	9%
Acquisition/divestitures	2%	(1%)	5%	5%
Foreign currency	(1%)	(1%)	(1%)	3%
Total	(3%)	19%	1%	17%

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Sales

Sales decreased slightly from the comparable prior year period, as increases of 6% in the commercial markets were offset by a decrease in sales of 8% in the defense market.  Acquisitions contributed $4 million, or 2%, to current period sales, while the effects of foreign currency rate changes decreased sales by $2 million, or 1%.

The increase in sales in the commercial market was primarily due to 13% growth in the commercial aerospace market as a result of increased sales of our flight control products on all major Boeing aircraft, as well as emergent and specialty production support on Boeing’s 787 aircraft.

The decrease in sales in the defense market was primarily due to a decrease in sales in the aerospace defense primarily due to the development phase of the Global Hawk winding down, lower production work on the Blackhawk, and a softening demand in order volume in the current quarter as compared to the prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

Operating income increased $4 million, or 19%, compared to the same period in 2011.  Operating margin increased 250 basis points from the prior year period to 13.1%, primarily due to our cost containment efforts and the expected accretive impact and operational improvements from our ACRA acquisition.  ACRA had a dilutive impact on operating income in the comparable prior period due to higher intangible amortization expenses, fair value adjustments of its acquired inventory, and other acquisition related expenses.  Acquisitions and foreign currency translation had a minimal impact on current period operating income.

New orders

New orders decreased $13 million from the prior year quarter primarily due to a decrease in new orders in our commercial markets.  The decrease in orders in our commercial markets is primarily due to the timing of orders on Boeing aircraft, as well as lower orders of our embedded computing products.  Acquisitions contributed $6 million of incremental new orders to the current period.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Sales

Sales increased $7 million, or 1%, from the comparable prior year period, driven by increases in the commercial market of 12%, partially offset by a decline in sales in the defense market of 5%.  Acquisitions contributed $25 million, or 5%, to the increase in sales, while the effect of foreign currency translation decreased sales by $4 million, or 1%.

The increase in sales in the commercial market was primarily due to 20% growth in the commercial aerospace market as a result of increased sales of our flight control products on all major Boeing aircraft as well as emergent and specialty production support on Boeing’s 787 aircraft. In addition, strong demand for sensor and control products serving the regional jet and commercial helicopter markets contributed to increased commercial aerospace sales.  To a lesser extent, the incremental effect of repairs and overhaul sales from our ACRA acquisition contributed favorably to the commercial aerospace market.

The decrease in sales in the defense market was primarily due to a decrease in sales in the ground defense market. The decrease in sales in the ground defense market was primarily due to lower production levels on the TOW ITAS and Abrams platform, slightly offset by higher sales of turret drive systems to international customers. To a lesser extent, sales decreased in the defense aerospace market, primarily due to the winding down of the BAMS variant of the Global Hawk program as we transition from the development phase to the production phase, and lower production work on the V-22 Osprey program, partially offset by the incremental effects of our ACRA acquisition.

Operating income

Operating income increased $9 million, or 17%, as compared to the same period in 2011, while operating margin increased 160 basis points to 11.4%.  Acquisitions and foreign currency translation had a positive incremental impact on operating income of $3 million, or 5%, and $1 million or 3%, respectively, while organic operating income primarily due to our cost containment efforts.

New orders

New orders decreased by $10 million, as compared to the prior year period, primarily due to lower orders for our embedded computing and sensors and controls products.  Acquisitions contributed $26 million of incremental new orders to the current period.

Metal Treatment

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Metal Treatment segment.

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% change	2012	2011	% change
Sales	$67,873	$64,668	5%	$208,300	$181,231	15%
Operating income	8,200	8,177	0%	23,993	23,386	3%
Operating margin	12.1%	12.6%	(50) bps	11.5%	12.9%	(140) bps
Restructuring and impairment charges	801	-	NM	6,042	-	NM
New orders	$66,451	$63,808	4%	$208,948	$182,116	15%

NM- not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	5%	3%	7%	2%
Acquisition/divestitures	2%	0%	10%	4%
Foreign currency	(2%)	(3%)	(2%)	(3%)
Total	5%	0%	15%	3%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Sales

Sales increased $3 million, or 5%, from the comparable prior year period, primarily due to increased demand across most of our major lines of business and markets, particularly for our shot peening services to commercial markets. The performance was led by 6% growth within the aerospace defense market, primarily due to increased highly engineered coating services. To a lesser extent, the incremental effects of our IMR acquisition and increased coating services contributed favorably to the general industrial market.  Acquisitions contributed $1 million, or 2%, growth to current period sales, while the effects of foreign currency translation decreased sales by $1 million, or 2%.

Operating income

Operating income of $8 million was essentially flat as compared to the same period in 2011.  Excluding the $1 million impact of restructuring charges recorded in the current quarter, operating income increased $1 million, or 10%, to $9 million, while operating margin improved 70 basis points to 13.3%.  The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening business. Acquisitions and the effects of foreign currency translation had a minimal impact on current period operating income.

New orders

The increase in new orders of $3 million from the prior year quarter is primarily due to increased orders for shot peening services.   Acquisitions contributed $1 million of new orders to the current period.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Sales

Sales increased $27 million, or 15%, from the comparable prior year period, due to increased demand across all of our major lines of business and markets, particularly for our shot peening services to commercial markets. The performance was led by growth within the aerospace defense, commercial aerospace markets, and general industrial, which grew 22%, 14%, and 17%, respectively.  Organic as well as incremental growth from our 2011 acquisition of BASF contributed favorably to our aerospace defense market, while increased shot peening services for Boeing aircraft generated growth in the commercial aerospace market. The incremental effects of our IMR acquisition contributed favorably to the general industrial market.  Acquisitions contributed $17 million, or 10%, of incremental sales to the current period, while the effects of foreign currency translation decreased sales by $3 million, or 2%.

Operating income

Operating income of $24 million was essentially flat as compared to the same period in 2011.  Excluding the $6 million of restructuring charges, $5 million of which was non-cash expense, operating income increased $6 million, to $30 million, or 28%, as compared to the prior year quarter, while operating margin improved 150 basis points to 14.4%. The improvement was primarily driven by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening business. Acquisitions contributed $1 million, or 4%, of incremental operating income to the current period, while the effects of foreign currency translation decreased sales by less than $1 million, or 3%.

New orders

The increase in new orders of $27 million as compared to the prior year period is primarily due to the incremental effects of acquisitions of $17 million, as well as increased orders for shot peening and coating services.

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

Operating Activities
	September 30, 2012	December 31, 2011
Working Capital	$610,999	$638,629
Ratio of Current Assets to Current Liabilities	2.0 to 1	2.3 to 1
Cash and Cash Equivalents	$239,546	$194,387
Days Sales Outstanding	58 days	54 days
Inventory Turns	4.2	4.6

Cash provided by operating activities of $54 million was flat during the nine months ended September 30, 2012 as compared to the prior year period, as improved collections offset lower advanced payments.  During the first nine months of 2012, we contributed $40 million to the Curtiss-Wright Pension Plan and do not expect to make any additional contributions during the remainder of 2012.

Investing Activities

Net cash used in investing activities for the first nine months of 2012 was $13 million, compared with $183 million of cash used in the prior year period. The decrease in cash used by investing activities is primarily due to the proceeds received from the sale of the Heat Treating business as well as a decrease in acquisitions during the current year-to-date period as compared to the prior year period. Capital expenditures were $56 million in the first nine months of 2012, a decrease of $4 million from the prior year period.  We expect to make additional capital expenditures of $25 to $35 million during the remainder of 2012.

Financing Activities

In August 2012, we amended and refinanced our existing credit facility by entering into a Third Amended and Restated Credit Agreement (“Credit Agreement”) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A..  The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the revolving credit agreement, we have a borrowing capacity of $500 million. In addition, the credit agreement features an accordion feature which allows us to borrow an additional $100 million. As of September 30, 2012, we had $39 million in letters of credit supported by the credit facility and no borrowings under the credit facility.

The revolving credit agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent.  The agreement has custom events of default, such as non-payment of principal when due; nonpayment of interest, fees or other amounts; cross-payment default and cross-acceleration; and a change of control.

Borrowings under the credit agreement will accrue interest based on (i) Libor or (ii) a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurocurrency rate plus 1%, plus a margin.  The interest rate and level of facility fees are dependent on certain financial ratios, as defined in the Credit Agreement.  The Credit Agreement also provides customary fees, including administrative agent and commitment fees.  In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement.

The loans outstanding under the 2003, 2005, and 2011 Senior Notes, Credit Agreement, and Industrial Revenue Bonds had fixed and variable interest rates averaging 4% during the third quarter and first nine months of 2012.  As of the date of this report, we were in compliance with all debt covenants.

As of September 30, 2012, there were 3 million shares authorized to be purchased under the current share repurchase agreement and $128 million of short-term debt, of which $125 million is for the September 25, 2013 maturity of our 5.74% Senior notes. Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, and increased dividends to determine the most beneficial use of available capital resources.  We believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization, including the return of capital to shareholders through dividends and share repurchases and growing our business through acquisitions.

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

Goodwill

During the second quarter of 2012, the Corporation performed an interim goodwill impairment test for our oil and gas reporting unit, within our Flow Control segment, as a result of on-going customer delays of international capital expenditures. Based on the interim impairment analysis, we determined that our oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount.   There were no indicators of impairment during the third quarter of 2012. Further information on our interim impairment test can be found in our second quarter report on Form 10-Q, filed with the U.S Securities and Exchange Commission on August 3, 2012.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2012.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2011 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2012.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2011 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2012.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1- July 31	-	$-	-	3,040,997
August 1- August 31	-	-	-	3,040,997
September 1- September 30	-	-	-	3,040,997
For the quarter ended	-	$-	-	3,040,997

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

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2012.  Information regarding security holder recommendations and nominations for directors is more fully described in the section  entitled “Stockholder Recommendations and Nominations for Director” of our 2012 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2011 Annual Report on Form 10-K.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	March 23, 2012

10.1
Third Amended and Restated Credit Agreement dated as of August 9, 2012, among the Corporation, and Certain Subsidiaries as Borrowers; the Lenders party thereto; Bank of America N.A., as Administrative Agent, Swingline Lender, and L/C Issuer; JPMorgan Chase Bank, N.A., and Wells Fargo, N.A. as Syndication Agents; and RBS Citizens N.A., as Documentation Agent
		8-K	August 13, 2012

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

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
         Dated:  November 9, 2012