Form 10-K
period 2012-12-31
CURTISS WRIGHT CORP
filed 2013-02-21
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $1.4 billion.

The number of shares outstanding of the Registrant’s Common stock as of January 31, 2013:

Class	Number of shares

Common stock, par value $1 per share	46,674,499

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2013 Annual Meeting of Stockholders to be held on May 10, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should, “ “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in the our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements, and Item 11. Executive Compensation.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced products and services. We are the corporate descendants of the Wright brothers, the fathers of flight, and Mr. Glenn Curtiss, the father of naval aviation. In 1929, the companies founded by these three great aviation pioneers merged to form the largest aircraft company at the time, Curtiss-Wright Corporation. Today, we design and manufacture highly engineered, advanced technologies that perform critical functions in demanding conditions in the defense, power generation, oil and gas, commercial aerospace, and general industrial markets, where safety, performance, and reliability are essential. We are incorporated under the laws of the State of Delaware and headquartered in Parsippany, NJ. We are listed on the New York Stock Exchange and trade under the symbol CW.

Our strategy is to maintain a balanced portfolio to grow sales and profitability consistently through organic growth supplemented by acquisitions. We intend to accomplish this by utilizing our technical capabilities to maintain and expand our niche market positions with highly engineered products and services. We maintain a balanced and diversified business portfolio with revenues generated across our defense, energy, and commercial/industrial markets. We also continue to develop new core competencies, such as electronic and sensor technologies, and continue to look for innovative ways to serve our customer base. We believe our ability to design and develop future generations of advanced electronics systems is a strategic growth area for the high performance platforms in our served markets, particularly in embedded computing and electronic systems. We intend to continue to execute our growth strategy that focuses on diversification in complementary markets that demand high performance and highly engineered products and services.

Our core competence is providing advanced technologies for customers operating in harsh environments. In addition to meeting demanding performance requirements, our technologies are intended to improve worker safety, minimize impact on the environment, and improve operating efficiency. We compete globally primarily based on technology and pricing. Our business challenges include price pressure, environmental impact, geopolitical events, such as the war on terrorism and diplomatic accords. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy for meeting customer demand.

Business Segments

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach, we operate through three segments: Flow Control, Controls (formerly known as Motion Control), and Surface Technologies (formerly known as Metal Treatment).

Our principal manufacturing facilities are located in the United States in New Jersey, New York, Oregon, North Carolina, Pennsylvania, and Texas, and internationally in Canada and the United Kingdom.

Flow Control

Our Flow Control segment specializes in the design and manufacture of highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, shipboard systems, vessels, and control electronics. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor or provide critical functions. In 2012, net sales in our Flow Control segment of $1,095 million represented 52% of our total net sales.

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

In the naval defense market, we are a supplier for a wide array of ship building programs including nuclear aircraft carrier and submarine programs, offering power and propulsion technologies, as well as auxiliary systems. This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-mechanical solutions for its primary customer, the U.S. Navy, including main coolant pumps, critical-function pumps, power-dense compact motors, main and ship service generators, secondary propulsion systems, and design engineering and testing services. The division has served the U.S. Navy for over 50 years and is a preferred supplier or single source provider of pumps that are used in nuclear propulsion systems. The division also overhauls and provides critical spares for units serving the fleet on operational platforms. Current platforms include the Nimitz and Ford class aircraft carriers and the Virginia, Los Angeles, Seawolf, and Ohio Class submarines.

Electro-Mechanical Systems’ products are also sold to the nuclear power generation market. We provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants.

In the general industrial market, we design, develop, and manufacture integrated motor-controls and protection technology solutions for original equipment manufacturers (OEMs) and industrial customers. We engineer and manufacture a full range of rugged, reliable, and internationally compliant products that control the amount of electrical current provided to motors. Custom panel solutions include a variety of low and medium voltage components, such as starters, drives, contactors, breakers, and other related devices. While this is a highly competitive market, our installed base of control units, with hundreds of custom designed systems supports customers in the industrial heating, ventilation, and air conditioning (HVAC) market, as well as in the municipal services and energy processing markets, including petrochemicals, power generation, mining, and transportation.

Nuclear Group

The Nuclear Group division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, nuclear equipment manufacturers, hydroelectric energy producers, the U.S. Department of Energy (DoE), and the U.S. Department of Defense (DoD). This division offers a wide range of hardware, including pumps, valves, pressure vessels, fastening systems, specialized containment doors, airlock hatches, and electrical units. In addition, we provide a range of services including bolting solutions, nuclear storage solutions, spent fuel management solutions, non-destructive examination (NDE), fluid sealing technologies and services, obsolescence solutions, and enterprise resource planning. We provide diagnostic equipment, consulting, testing, and inspection services that help support plant-life extensions and power upgrades on all 104 operating reactors in the United States, as well as operating reactors located throughout the world.

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

Oil and Gas Systems

Our Oil and Gas Systems division designs and manufactures valves, vessel products and related equipment, and also provides Maintenance, Repair and Overhaul (MRO) services and support, to the global oil and gas industry. Primary products serving downstream refinery customers include coke unheading systems, fluidic catalytic cracking unit (FCCU) components, pressure relief valves, pressure protection systems, super vessels, and engineering design tools for the refining, chemical, and process industries, and web-enabled control systems for refinery monitoring and process control. Products serving midstream and upstream customers include energy production, processing and environmental solutions such as separators, combination separator/hydrator units, and flow back and oil treating equipment. The division also provides production and processing equipment to the U.S. shale oil and gas market.

In the process industry, our coke unheading system, which includes top and bottom unheading valves, isolation valves, cutting tools, valve automation, process control, and protection systems, enables safer coke drum operation during the refining process.

In addition, our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and American Society of Mechanical Engineers code pressure vessels. In addition, we provide a wide array of field services, including equipment repair, modification, and replacement; inspection of valves, controls, pipes, and refractory linings; maintenance planning and scheduling for valves and control systems; diagnostic assistance with troubleshooting problems in critical components; and on-site system training. In 2011, we opened a new manufacturing facility to build large thick-walled vessels (called “super vessels” which include coke drums, fractionators, reactors, regenerators, hydrotreaters, and fluid catalytic cracking units) for the refining, petrochemical, and nuclear power industries.

The division also is a supplier of global MRO services and support. Our safety relief valve and pressure protection system portfolio incorporates a broad range of valve sizes and ratings used in a wide range of chemical and process industry applications. The valves are marketed as individual components or at the subsystem/system level. The proprietary iPRSM® software provides a broad set of design and monitoring tools for process operators, incorporating the latest industry and regulatory standards.

Marine and Power Products

Our Marine and Power Products division produces high-performance, specialized valve solutions, designs and manufactures valves for commercial nuclear markets and valves, actuators and other shipboard naval systems including aircraft handling systems, cable handlings systems, and specialized electronic instrumentation and control equipment.

Our valve solutions control the flow of liquids and gases for vessels and equipment used in the defense, power generation, and general industrial markets. We design, engineer, and manufacture spring-loaded, pilot-operated pressure relief valves and solenoid operated valves, as well as ball valves used in standard and advanced applications, including high-cycle, high-pressure, extreme temperature, and corrosive plant environments. Our products are engineered to meet stringent performance and reliability requirements. We provide engineering support, testing, repair, and consulting services globally.

In the naval defense market, we design valves that are utilized in the nuclear propulsion system of virtually every nuclear submarine and aircraft carrier commissioned by the U.S. Navy. The division also designs and manufactures electro-mechanical systems for securing and traversing military aircraft and helicopters aboard naval vessels. These shipboard aircraft and helicopter handling systems are used by the U.S. Navy and more than ten other navies around the world. We also design and build shipboard specialized structures, including telescopic hangars and doors. Specialized cable handling systems are designed and manufactured for towing active and passive sonar systems for both submarines and surface ships. This division also provides custom designed and commercial-off-the-shelf (COTS) electronic circuit boards and systems to the U.S. Navy.

For commercial markets, we provide specialized valves to commercial nuclear power plants and general processing industries worldwide. We also provide towbarless and conventional aircraft handling systems to the commercial aerospace industry. Competition is based upon quality of technology, price, installed base, and delivery times.

Backlog

Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business; as such substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. There were no significant contract cancellations which affected backlog in 2012.

Backlog for this segment at December 31, 2012, was $1,088 million, of which $659 million is expected to be shipped after one year, compared with backlog of $1,154 million at December 31, 2011.

Controls

Our Controls segment designs, develops, manufactures, and maintains mechanical actuation and drive systems, specialized sensors, motors and electronic controller units, and mission-critical embedded computing components and control systems. In 2012, net sales in our Controls segment of $727 million represented 35% of our total net sales.

This segment’s primary markets are commercial aerospace, aerospace defense, ground defense, and general industrial.

Our Controls segment is managed through four operating divisions: Defense Solutions (previously known as Embedded Computing), Flight Systems, Avionics and Industrial, and Integrated Sensing.

Defense Solutions

Our Defense Solutions division designs, develops, and manufactures rugged embedded computing board-level modules and integrated subsystems, primarily for the aerospace and ground defense markets, and supports the U.S. Government’s Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) applications. Using standard, commercially available electronics technologies, coupled with application-domain specific knowledge, we offer COTS hardware and software modules based on open industry standards. We also offer high performance electronic packaging and thermal management systems using custom and standards-based enclosures. Our advanced subsystems are integrated using standard modules and custom modules based on in-house intellectual property content as well as third-party technology.

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

In the air, Defense Solutions supports technologically advanced military platforms including the Boeing P-8 Poseidon and Lockheed Martin’s F-35 Lightning II Joint Strike Fighter (F-35 JSF). The F-35 JSF is the next-generation fighter aircraft being designed for use by all three branches of the U.S. military as well as by several foreign governments. This division also provides the advanced mission management system, flight control computers, and the sensor management units for advanced aerospace platforms including the Global Hawk, the U.S. Air Force’s high-altitude and high-endurance unmanned aerial vehicle, as well as the U.S. Navy’s variant of the Global Hawk platform called Triton.

On the ground, the division’s subsystem products are used in a wide variety of applications for military ground vehicles, including fire control, aiming, and stabilization, munitions loading, and environmental processors. These products are used on combat platforms such as the Bradley Fighting Vehicle, the Abrams Tank, and the Stryker family of vehicles. Our modules, featuring commercial processors on open standard board architectures, are used in numerous active programs, including the Improved Bradley Acquisition System, Improved Tow Acquisition System, and U.S. Marine Corps’ Ground/Air Task Orientation Radar program.

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

Flight Systems

Our Flight Systems division’s product offerings to the commercial OEM and aerospace defense markets consist of electro-mechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or operate flaps, slats, and utility systems such as canopies, cargo doors, weapons bay doors, and other moving devices used on aircraft. Aircraft applications include actuators and electro-mechanical control systems for the Boeing 737, 747, 747-8, 757, 767, 777, and 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the P-8 Poseidon, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Flight Systems division is also developing flight control actuators and weapons handling systems for the F-35 JSF program. This division also provides commercial airlines, the military, and general aviation customers with component overhaul and repair of hydraulic, mechanical, and electro-mechanical components and component exchange services for a wide array of aircraft.

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

Avionics and Industrial

The Avionics and Industrial division develops system-level products that acquire, consolidate, analyze, and record all of an aircraft’s critical sensor and avionics data. The division also is a supplier of highly engineered commercial products used in a wide range of industrial applications such as transportation, off-highway equipment, broadcasting and recording, and motorsports.

Our avionics products have flown on over 300 different aircraft platforms, including the Boeing 737 and 747-8 commercial airplanes and the Apache, Black Hawk, Stallion, and Chinook helicopter platforms. Our systems are deployed in a wide range of airborne applications including aerospace controllers, flight recording, air data computing, flight test, and aircraft ice, fire, and hazard systems, as well as space data handling systems.

The division’s airborne products include crash protected, mission, flight test, and usage data recorders which are designed to provide optimal performance in the widest range of environments. For example, our cockpit voice recorders and crash protected recorders meet or exceed the requirements of the Federal Aviation Administration (FAA) and other key agencies. The division’s proven family of scalable and modular data concentrator units serve in a wide variety of aerospace controller applications, while our highly configurable and reliable air data computing solutions help ensure flight safety. Flying in forecasted icing conditions that would formerly have ground aircraft is made possible with our advanced ice detection and protection systems. We also serve the avionics market as a supplier of flight test instrumentation and a broad range of sensors that provide key functionality in almost every type of vehicle, from aerial work platforms to championship Formula One race cars.

In the industrial transportation field, our joystick products deliver state-of-the-art performance in a wide variety of off-highway equipment and off-road vehicles. We also develop technology solutions for monitoring, recording and controlling vehicles in service under extreme operating conditions, for critical applications such as position sensing and controllers used in railway traction and maintenance vehicles.

Integrated Sensing

Our Integrated Sensing division develops and manufactures a broad range of industry leading sensors, controllers, and electronic control systems and subsystems for commercial aviation, aerospace defense, and general industrial markets. The division’s smoke detection sensors, solenoids, and solenoid valve products provide critical functionality for a wide variety of platforms including hydraulic, pneumatic, and fuel systems. They are also used in cooling fan and motor designs. In addition, the division provides controllers, rotary sensors, and electro-mechanical actuation subsystems used in flight, engine, and environmental controls for aircraft and space applications.

Competitive differentiators for Integrating Sensing include technical leadership and support, product price, and customer service. Integrated Sensing products are marketed through facilities in the United Kingdom, Germany, and the United States. Manufacturing facilities have been established in Mexico and China.

Backlog

Backlog for this segment at December 31, 2012, was $563 million, of which $390 million is expected to be shipped after one year, compared with a backlog of $538 million at December 31, 2011. Substantially all amounts in backlog are funded, and there were no significant contract cancellations which affected backlog in 2012.

Surface Technologies

Our Surface Technologies segment provides technical services to enhance the performance and durability, extend the life, and prevent premature fatigue and failure on customer-supplied metal components. In 2012, net sales of our Surface Technologies segment of $276 million contributed 13% to our total net sales.

This segment’s primary markets are commercial and defense aerospace, power generation, and general industrial markets, including automotive, transportation, construction equipment, and miscellaneous metal working industries.

This segment provides four primary technical services on highly stressed, critical function components: shot peening, laser peening, specialty coatings, and analytical services.

Through a combination of acquisitions and new plant openings, we continue to increase the segment’s network of regional facilities. Surface Technologies operations are now conducted throughout the world including in the United States, Canada, United Kingdom, Western Europe, and Asia. Our Surface Technologies services are marketed directly by our employees. We compete in this segment on the basis of quality, service, and price.

Shot Peening

Shot peening is a process by which the durability of metal parts is enhanced by bombarding the part’s surface with spherical media, such as steel shot or ceramic or glass beads, creating a layer of residual, compressive stress that results in enhanced resistance to fatigue and stress failure. In addition, shot peen forming shapes metal panels with aerodynamic curvatures, which are assembled as wing skins of commercial and military aircraft. Currently, Curtiss-Wright is conducting shot peen forming on wing panels and other components for Airbus, Boeing, and other aerospace OEMs.

Laser Peening

Laser peening is a sophisticated surface treatment process that utilizes a proprietary high energy laser developed in conjunction with the Lawrence Livermore National Laboratory. Although it is similar in nature to shot peening, the laser peening process results in unprecedented resistance to fatigue and stress failure. It is used in production to form the wing skins on the Boeing 747-8 aircraft, and also to extend the life of critical commercial and industrial components, including critical turbine engine fan blades.

Specialty Coatings

Specialty coatings primarily consist of the application of solid film lubricant and corrosion resistant protective coatings to metal components used in critical applications for a broad range of industries. The coatings are applied by either an air spray or a dipping and spinning process for bulk applications.

We recently entered the thermal spray coatings arena, adding new offerings in the area of coatings to Curtiss-Wright’s existing portfolio of coating technologies. Thermal spray coatings include high velocity oxygen fuel, plasma spray, and flame spray coatings.

We also have diversified our capabilities into the growing medical market by the addition of a vapor deposition process to apply parylene coatings to medical devices, including rubber and silicone seals and wire forming mandrels used in the manufacture of catheters. Parylene coatings provide resistance to solvents and moisture and are biocompatible.

Analytical Services

Analytical Services provides mechanical and metallurgical testing services to materials for the aerospace, power generation, and medical markets. As a cornerstone of a new engineered service business, this technology enables us to enter the manufacturing value chain for components used in premium industrial markets, providing a complete range of testing capabilities includes fatigue testing, metallurgical analysis, chemical analysis, mechanical testing, failure analysis, and training. Material testing is utilized in the on-going quality assurance of raw materials for production manufacturing as well as for the validation of new component designs. In addition to the aforementioned capabilities, the Company also provides nondestructive inspection, plating, and anodizing.

Backlog

The backlog of Surface Technologies was $3 million and $2 million, as of December 31, 2012 and 2011, respectively, substantially all of which is expected to be recognized in the first quarter of 2013. Due to the nature of our Surface Technologies’ business, we operate with a very limited backlog of orders and services that are provided primarily on new manufactured parts. Thus, the backlog of this segment is not indicative of our future sales, and as a result, this segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.

OTHER INFORMATION

Acquisitions

During 2012, we acquired eight businesses and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. We also divested a business within our Surface Technologies segment.

Flow Control:

•

The Oil and Gas division acquired Cimarron Energy Inc., a manufacturer of customized and engineered energy production, processing, and environmental solutions for the U.S. oil and gas industry. The acquisition serves to diversify from our current downstream refining segment into the U.S. shale oil and gas market in the upstream and midstream segments of the industry. Its energy production and processing equipment includes separators, combination separator/hydrator units, flow back, and oil treating equipment. Cimarron also manufactures a full suite of environmental solutions that control toxic well site emissions, provide improved equipment energy efficiency, and enable remote monitoring of equipment functions. Products include emission control devices, burner management systems, and vapor recovery towers, as well as re-manufactured and repaired production and processing equipment and related parts.

•

The Nuclear Group division acquired the assets of AP Services, a supplier of fluid sealing technologies and services to the nuclear and fossil power generation markets. Its products include mechanical valve and pump packing, metal and fabricated gaskets, and a wide variety of specialized fluid sealing products and services.

Controls:

•

The Avionics and Industrial division acquired the assets that comprise PG Drives Technology, a designer and manufacturer of highly engineered controllers and drives used in a wide variety of advanced electric-powered industrial and medical vehicles. PG Drives Technology controller and drive technologies are used in electric vehicles including forklifts, pallet loaders, wheelchairs, and rehabilitation chairs serving the industrial and medical markets. All products incorporate proprietary advanced motor control algorithms, which serve as the backbone for the company’s wheelchair and powerchair control systems, as well as electric vehicle controllers. Available accessories include joystick controls, power and status displays, and field programming units.

•

The Avionics and Industrial division acquired Williams Controls, a designer and manufacturer of electronic sensors and electronic throttle controls for off-road equipment, heavy trucks, and military vehicles. The company’s products address the long-term trend toward higher fuel efficiency and lower emissions with more highly-calibrated and responsive technology embedded in throttle systems that are electronically-engineered and ergonomically designed to foster improved operating performance. Williams Controls also designs and manufactures adjustable foot pedals and arm rests, a line of pneumatic products including air valves, switches, and throttle controls for the heavy truck and bus markets, and a line of joysticks primarily for the off-road market.

•

The Integrated Sensing division acquired Exlar Corporation, a designer and manufacturer of electric actuators used in motion control solutions in industrial and military markets. Exlar provides Curtiss-Wright a cornerstone property serving multiple markets, addresses the growing demand for advanced, energy-efficient, and environmentally-friendly actuation solutions, and strengthens our existing industrial controls business.

Surface Technologies:

•

The Surface Technologies segment acquired the assets of F.W. Gartner Thermal Spraying, Ltd, a provider of wear and abrasion resistant coatings for energy and power generation applications. Gartner also provides laser cladding, precision weld repair, and machining/finishing services to complement its thermal spray coating capabilities.

•

The segment divested its non-complementary heat treating business in the first quarter of 2012. Curtiss-Wright entered the heat treating business in 1979 with the acquisition of Deibel Heat Treating and subsequently expanded the business through greenfield operations and numerous acquisitions, operating up to nine facilities across the United States prior to exiting the business.

Certain Financial Information

For information regarding sales by geographic region, see Note 20 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2012, 2011, and 2010, our foreign operations generated 59%, 43%, and 40%, respectively, of our pre-tax earnings.

Government Sales

Our direct sales to the U.S. Government and foreign government end use represented 37%, 41%, and 42% of consolidated revenue during 2012, 2011, and 2010, respectively. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus fixed or award fees.

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

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventory. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 5, and 6 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K).

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

Customers

We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2012, 2011, or 2010.

Approximately 30%, 34%, and 36% of our total sales for 2012, 2011, and 2010, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,

(In thousands)	2012	2011	2010

Flow Control	$274,528	$299,196	$332,924
Controls	313,207	343,900	308,654
Surface Technologies	40,015	39,353	28,984

Total Government sales	$627,750	$682,449	$670,562

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue is recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Company-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $19 million, $30 million, and $26 million, in 2012, 2011, and 2010, respectively, and were attributed to customers within our Flow Control and Controls segments. Research and development expenses amounted to $60 million, $62 million, and $54 million in 2012, 2011, and 2010, respectively.

Raw Materials

Raw materials are generally available in adequate quantities from a number of suppliers; however, in our Controls segment we may utilize sole-source suppliers. Thus, the failure and or inability of a sole-source supplier to provide product to the Controls segment could have an adverse impact on the segment’s financial performance. While alternatives could be identified to replace a sole source supplier, a transition could result in increased costs and manufacturing delays.

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

At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain current and former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standards.

Information concerning our specific environmental liabilities is described in Notes 1.N and 17 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Name	Current Position	Business Experience	Age	Executive Officer Since

Martin R. Benante	Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors and Chief Executive Officer of the Corporation since April 2000.	60	1999

David C. Adams	President and Chief Operating Officer	President and Chief Operating Officer of the Corporation since October 2012. Prior to his promotion served as Co-Chief Operating Officer since November 2008; President of Curtiss-Wright Controls since June 2005 and Vice President of the Corporation from November 2005.	58	2005

David J. Linton	Vice President of Corporate and President of Flow Control	Vice President of the Corporation since October 2012 and President of Flow Control since May 2004; Co-Chief Operating Officer of the Corporation since November 2008 and Vice President of the Corporation since May 2004.	57	2004

Thomas P. Quinly	Vice President of Corporate and President of Controls Inc.	Vice President of the Corporation since November 2010 and President of Curtiss-Wright Controls, Inc. since November 2008.	54	2010

Glenn E. Tynan	Vice President of Finance and Chief Financial Officer	Vice President of Finance and Chief Financial Officer of the Corporation since June 2002; Controller of the Corporation from June 2000 to May 2002.	54	2000

Michael J. Denton	Vice President, Secretary, and General Counsel	Vice President, Secretary, and General Counsel of the Corporation since August 2001.	57	2001

Glenn G. Coleman	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since May 2008.	45	2008

Harry S. Jakubowitz	Vice President and Treasurer	Vice President of the Corporation since May 2007 and Treasurer of the Corporation since September 2005; Director of Taxes of the Corporation from June 2002 to September 2005.	60	2005

Paul J. Ferdenzi	Vice President- Human Resources, Associate General Counsel, and Assistant Secretary	Vice President - Human Resources of the Corporation since November 2011 and has served as Associate General Counsel and Assistant Secretary of the Corporation since June 1999 and May 2001, respectively.	45	2011

Employees

At the end of 2012, we had approximately 9,300 employees, 7% of which are represented by labor unions and covered by collective bargaining agreements.

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file.

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

In 2012, approximately 30% of our revenues were derived from or related to defense programs, with approximately 14% attributable to U.S. Navy procurements. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

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

A significant reduction in the purchase of our products by the U.S. government could have a material adverse effect on our business. The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, where it may:

•	terminate, reduce, or modify contracts or subcontracts if its requirements or budgetary constraints change;
•	cancel multi-year contracts and related orders if funds become unavailable; and
•	shift its spending priorities.

In addition, as a defense contractor, we are subject to risks in connection with government contracts, including without limitation:

•	the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;
•	the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed price contracts;
•	contracts with varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration;
•	cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase;
•	the failure of a prime contractor customer to perform on a contract;
•	the fact that government contract wins can be contested by other contractors; and
•	the inadvertent failure to comply with any the U.S. Government rules, laws and regulations, including the False Claims Act or the Arms Export Control Act.

Sequestration and regulatory changes related to the U.S. Government Defense Budget could negatively impact our revenues and results of operations.

In August 2011, the Budget Control Act (the Act) announced a reduction in the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in 2013. Furthermore, in June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. In addition, further mandatory budget cuts (or sequestration) as outlined in the Act were to be implemented starting on January 2, 2013. However, on January 1, 2013, Congress elected to delay the impact of sequestration until at least March 1, 2013, and these cuts will automatically be implemented if an agreement has not been reached by March 27, 2013. Sequestration could lead to additional reductions of approximately $500 billion from the Pentagon’s top line budget over the next decade, resulting in aggregate reductions of approximately $1 trillion over 10 years. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. As a result, various proposals have surfaced ranging from $100-500 billion in budget cuts to the 10-year DoD budget. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the Corporation’s operating results.

The success of our growth strategy is dependent upon our ability to complete acquisitions and integrate acquired businesses.

Our strategy includes growth through acquisitions. As a result, our future growth depends in part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our growth strategy may not be successful. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired company, the potential loss of key employees of the acquired company, and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition since the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems. Once integrated, acquired operations may not achieve levels of revenue, profitability, or productivity comparable to those of our existing operations or may otherwise not perform as we expected. We may fail to discover liabilities relating to a pending acquisition during the due diligence investigation, liabilities for which we, as the successor owner, might be responsible. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount, and duration and may not fully cover the liabilities for which they were intended. If indemnities or warranties are limited, the liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

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

If we fail to satisfy our contractual obligations our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial condition and results of our operation.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The Corporation is a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2012 was $1,654 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

Our future financial results could be adversely impacted by asset impairment charges.

At December 31, 2012, we had goodwill and other intangible assets of approximately $1,432 million, net of accumulated amortization, which represented approximately 46% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

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

During 2012, approximately 31% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive and negative, on our effective tax rate and on our deferred tax assets and liabilities. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2012, we had $880 million of debt outstanding, of which $752 million is long-term debt. Our debt consists primarily of principal payable under our fixed rate senior notes. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

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

For example, on August 24, 2012, the Electronic Mechanical Division (EMD) of Curtiss Wright’s Flow Control segment experienced a strike at its Cheswick, Pennsylvania facility. The financial impacts of the strike were an $18 million and $6 million shift in revenue and operating income, respectively, from 2012 to 2013, due to the temporary suspension of work which resulted in a shift of long-term contract milestones that will now be completed and recognized in 2013. In addition, the strike resulted in an additional $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs.

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

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. We depend on these subcontractors and vendors to meet their contractual obligations in full compliance with customer requirements. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted. In addition, our supply networks can sometimes experience price fluctuations. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers are unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw materials costs through price increases.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA) and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products that we sell to our aircraft manufacturing customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

We manufacture highly engineered products, and such products may contain design or manufacturing errors or defects, which may result in product liability claims against us. We currently maintain what we believe to be suitable and adequate product liability insurance. There can be no assurance, however, that we will be able to maintain our product liability insurance on acceptable terms or that our product liability insurance will provide adequate protection against potential liabilities. In the event of a claim against us, a lack of sufficient insurance coverage could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our business, financial condition, results of operations, and on the ability to obtain suitable or adequate insurance.

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

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information, on our servers and databases. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, and similar disruptions from unauthorized tampering with our computer systems. We continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at a leased facility in Parsippany, New Jersey. As of December 31, 2012, we had 206 facilities worldwide. Approximately 65% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 35% operate as selling and administrative offices facilities. The number and type of facilities utilized by each of our reportable segments is summarized below:

Owned Facilities Location	Flow Control	Controls	Surface Technologies	Total

North America	18	3	9	30
Europe	1	1	11	13
Asia	1	—	1	2

Total	20	4	21	45

Leased Facilities Location	Flow Control	Controls	Surface Technologies	Total

North America	53	21	38	112
Europe	4	19	14	37
Asia	2	6	3	11

Total	59	46	55	160

Flow Control has principal manufacturing facilities located in Canada, New York, Pennsylvania, and Texas. Controls has principal manufacturing facilities located in California, Canada, Oregon, and North Carolina. Surface Technologies has principal manufacturing facilities located in England. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

We have been named in approximately 111 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 68 and 232 lawsuits, respectively and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange under the symbol CW.

Stock Price Range	2012		2011

	High	Low	High	Low

Common Stock
First Quarter	$41.91	$35.35	$38.92	$32.34
Second Quarter	37.39	29.07	35.75	30.97
Third Quarter	33.11	28.55	33.15	25.67
Fourth Quarter	33.41	28.95	36.00	26.92

As of January 1, 2013, we had approximately 4,796 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

In the second quarter of 2012, the Corporation increased its dividend to nine cents a share, a 12.5% increase over the prior year dividend.

	2012	2011

Common Stock
First Quarter	$0.08	$0.08
Second Quarter	0.09	0.08
Third Quarter	0.09	0.08
Fourth Quarter	0.09	0.08

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans as of December 31, 2012, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	4,546,785(a)	$32.48	2,415,124(b)

Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)

Consists of 4,300,460 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Long-Term Incentive Plan, 150,609 shares issuable under the Employee Stock Purchase Plan, and 95,715 shares outstanding under the 2005 Stock Plan for Non-Employee Directors.

(b)

Consists of 1,280,295 shares available for future option grants under the 2005 Long-Term Incentive Plan, 1,113,068 shares remaining available for issuance under the Employee Stock Purchase Plan, and 21,761 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2012.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program

October 1 – October 31	227,900	$30.97	645,103	3,044,897
November 1 – November 30	364,884	30.51	1,009,987	2,680,013
December 1 – December 31	80,800	31.45	1,090,787	2,599,213

For the quarter ended	673,584	$30.78	1,090,787	2,599,213

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

PERFORMANCE GRAPH

The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and the S&P 500 Aerospace & Defense Index. The graph assumes an investment of $100 on December 31, 2007 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2007	2008	2009	2010	2011	2012

Curtiss-Wright Corp	100	67.08	63.59	68.09	73.20	68.76
S&P SmallCap 600 Index	100	68.93	86.55	109.32	110.43	128.46
Russell 2000	100	66.21	84.20	106.82	102.36	119.09
S&P 500 Aerospace & Defense	100	63.46	79.10	91.05	95.85	109.81

Item 6. Selected Financial Data.

The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain information for prior years has been updated to reflect the restatement discussed in Note 2 to our Consolidated Financial Statements included in Item 8. For further details on the correction of certain amounts related to prior years, please see Note 2 to our Consolidated Financial Statements and Footnotes 1, 2 and 3 to the table below. In addition, certain reclassifications have been made within our selected financial data table below to exclude the results of the heat treating business, which was sold on March 30, 2012. The results of its operations are reflected as discontinued operations in the Consolidated Statements of Earnings. For further details on the sale of the heat treating business see Note 3 to our Consolidated Financial Statements.

Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
	2012	2011	2010(1)	2009 (2)	2008 (3)

	(In thousands, except per share data)
Net sales	$2,097,716	$2,016,742	$1,854,513	$1,781,979	$1,794,391
Earnings from continuing operations	92,289	118,620	97,884	93,170	101,572
Total assets	3,114,588	2,635,547	2,233,141	2,137,958	2,035,288
Total debt	880,215	586,430	396,644	465,093	516,709
Basic earnings per share from continuing operations	$1.98	$2.56	$2.14	$2.06	$2.27
Diluted earnings per share from continuing operations	$1.95	$2.52	$2.12	$2.04	$2.24
Cash dividends per share	$0.35	$0.32	$0.32	$0.32	$0.32

(1)

The 2010 selected financial information was restated from amounts previously reported for the corrections discussed above and further described in Note 2 to our Consolidated Financial Statements. The consolidated balance sheet as of December 31, 2010 was corrected to reduce total assets by $8.9 million.

(2)

The 2009 selected financial information was restated from amounts previously reported for the corrections discussed above and further described in Note 2 to our Consolidated Financial Statements. The consolidated statement of earnings for the year ended December 31, 2009 was corrected to decrease net sales by $1.5 million and decrease net earnings by $0.4 million. The correction decreased 2009 basic and diluted net earnings per share by $0.01. The consolidated balance sheet as of December 31, 2009 was corrected to reduce total assets by $4.1 million.

(3)

The 2008 selected financial information was restated from amounts previously reported for the corrections discussed above and further described in Note 2 to our Consolidated Financial Statements. The consolidated statement of earnings for the year ended December 31, 2008 was corrected to increase net sales by $2.7 million and decrease net earnings by $1.9 million. The correction decreased 2008 basic and diluted net earnings per share by $0.04. The consolidated balance sheet as of December 31, 2008 was corrected to reduce total assets by $6.7 million.

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

On March 30, 2012, we completed the sale of our heat treating business, which had been previously reported within the Surface Technologies segment. The results of operations of this business and the gain that was recognized on the sale are reported within discontinued operations and prior year amounts have been reclassified to conform to the current year presentation.

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

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Controls, and Surface Technologies. For further information on our products and services and the major markets served by our three segments, refer to the Business Description in Part I, Item I of this Annual Report on Form 10-K. See the table below for our sales by market.

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

General Economy

Many of our U.S industrial businesses are driven in large part by global economic growth. World economies continue to slowly recover from the 2008-2009 global recession, as well as the aftermath of the earthquake and tsunami that struck Japan early in 2011. However, pockets of global economic instability remain, particularly in Europe. In 2012, the U.S. economy, as measured by real gross domestic product (GDP), showed only modest growth resulting in annual GDP growth of 2.2% according to the most recent estimate, compared with a 1.8% increase in 2011 and a 3% increase in 2010. While U.S. GDP reflects the ongoing turnaround from the previous global economic recession, the U.S. continues to deal with high levels of unemployment, higher taxes and uncertainty in the housing market.

Looking ahead to 2013, the broader U.S. economy is expected to continue to recover at a moderate pace, with a range of current estimates for U.S. GDP growth approximating 2.0%. However, world economies may continue to experience volatility due to the impact of Europe’s debt crisis and possible contagion effects that could undermine economic growth in Europe and the rest of the world. Overall, 2013 GDP growth in world economies is expected to be higher than 2012, led by Brazil, Russia, India, and China, while European economies are expected to only be up slightly. Given that backdrop, we remain cautiously optimistic that our commercial and industrial markets will continue to improve in 2013.

Defense

During 2012, approximately 37% of our business was attributed to the defense sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the DoD budgets and funding levels. We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance programs and platforms.

The U.S. Defense budget serves as a leading indicator of our defense market, and its future outlook has been marked with some uncertainty. Over the past two years, top-line reductions reflect former Defense Secretary Panetta’s guidance to deliver approximately $487 billion in cuts over 10 years. Uncertainty in our defense market also stems from the Budget Control Act of 2011, whereby the Congressional “Super Committee” failed to identify $1.2 trillion of savings in order to further reduce the country’s mounting deficit. The inability to reach a deal and produce additional savings meant that sequestration, or automatic cuts of $500 billion in defense over the next 10 years, would have taken effect beginning on January 2, 2013, resulting in aggregate reductions of about $1 trillion over 10 years. However, on January 1, 2013, Congress elected to delay the impact of sequestration until at least March 1, 2013, and these cuts will automatically be implemented if an agreement has not been reached by March 27, 2013.

Meanwhile, the release of the fiscal year 2013 DoD Budget Request in February 2012 indicated a smaller and leaner structure moving forward, consistent with the President’s strategy. The Pentagon has requested $525 billion for its base budget in fiscal year 2013 (down from $531 billion in 2012), and an additional $88 billion for Overseas Contingency Operations (OCO) to support our troops in combat (down from $115 billion in FY12). The OCO funding request was lower, as a result of scaled down operations and reduced need for troops in Iraq and Afghanistan. However, as Congress was unable to reach an agreement on desired fiscal year 2013 funding levels prior to the start of its fiscal year (in October 2012), it agreed to operate under a continuing resolution of the 2012 fiscal year budget until at least March 27, 2013.

Following a period of significant growth in the overall defense budget and related supplemental budgets seen in the previous decade, future defense spending, as it relates to the 2013 Future Years Defense Plan, is expected to be flat over the next five years. While we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets, which tend to fluctuate year-by-year and program-by-program. As a result, some of the budget reductions and program cancellations may negatively impact programs in which we participate. In our ground defense market, we anticipate ground vehicle upgrades and modernization programs to continue to be funded over the next five years, although the timing is uncertain following years of rapid growth from the supplemental defense budgets and the impending draw down of our forces from overseas operations. Additionally, we expect to benefit from increased funding levels on C4ISR, electronic warfare, unmanned systems and communications programs within our aerospace defense market. In our naval defense market, we expect continued funding for the U.S. shipbuilding program, particularly as it relates to the ramp up in production on the CVN-79 Ford class aircraft carrier over the next two years.

Commercial Aerospace

Approximately 17% of our revenue is derived from the global commercial aerospace market, including the commercial jet, regional jet, and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets, where we provide a combination of flight control and utility actuation systems, sensors, and other electronics, as well as shot and laser peening services, to our primary customers in Boeing and Airbus. Shot and laser peening are also utilized on highly stressed components of turbine engine fan blades, landing gear, and aircraft structures.

The largest driver of the commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data supports a solid increase in commercial aircraft deliveries over the next few years, as 2011 marked the first year in a multi-year production up-cycle for the commercial aerospace market. Over the next few years, OEM-oriented companies are expected to perform well, due to planned increases in production by Boeing and Airbus, on both legacy and new aircraft. In addition, according to the International Air Transport Association (IATA), air travel continues to be robust and is likely to continue to expand in future years. As such, following a solid performance over the past two years, the commercial aerospace business is expected to continue its strong growth in 2013. Industry experts also expect a modest growth outlook for both regional and business jets.

Oil and Gas

Approximately 12% of our revenue is derived from the oil and gas market. We have a diverse offering to the oil and gas market, including critical-function valves, valve systems, large process vessels, and control electronics, as well as various surface treatment services on highly stressed metal components, throughout the entire refinery, as well as in petrochemical and other processing plants. In 2012, we expanded our offering to service the emerging shale oil and gas market, including hydraulic fracturing (fracking) techniques, and are now able to support upstream, midstream and downstream product offerings. We also maintain a significant MRO business for our pressure-relief valve technologies and field services, which has been growing steadily as refineries opportunistically service or upgrade equipment which has been operating at full capacity in recent years. For 2012, our MRO business represented approximately 60% of the total sales in our oil and gas market, with the remainder in our large capital projects business.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations, which is experienced by both our domestic and international customers. Refiner profitability and global crude oil prices in general will impact their capital spending levels. In 2012, the oil and gas market continued to be hampered by a reduction in new capital equipment orders due to a lack of capital spending, particularly in international markets, despite a strong rebound in MRO activity.

Crude oil prices (based on West Texas Intermediate) were essentially flat in 2012, due to ongoing volatility and uncertainty regarding Europe’s debt crisis. Prices are forecasted to decrease approximately 5% in 2013, according to the Energy Information Administration (EIA), as world economies recover leading to an increase in global supply that should more than offset higher global consumption. Furthermore, the U.S. experienced higher total crude oil production in 2012 which is expected to increase in 2013, despite ongoing uncertainty in several international markets. Meanwhile, the fluctuations in refinery margins in 2012 cause modest uncertainty for refinery margins in 2013.

Looking ahead, we believe a base level of maintenance capital spending will result in continued MRO demand. Furthermore, as global economies continue to rebound, we anticipate a modest turnaround in our large capital projects business. This includes our complete coker deheading system, which enables safer coke drum operation during the refining process, and also for our large vessel sales. We also will look to capitalize on opportunities in the emerging shale oil and gas market, where we supply energy production and processing equipment, and environmental solutions.

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

Power Generation

Approximately 21% of our revenue is derived from the commercial nuclear power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, and enterprise resource planning and plant process controls through our Flow Control segment.

According to the NRC, nuclear power comprises approximately 20% of all the electric power produced in the United States, with 104 reactors operating across 65 nuclear power plants in 31 states. Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the operating U.S. nuclear power plants have applied for or will be applying for 20-year plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2012, 73 reactors have received plant life extensions, applications from 15 additional reactors have been submitted and are pending approval, and letters of intent to apply have been submitted from 16 more reactors with expected application submittal dates from 2013 through 2020. During 2012, U.S. courts rejected the NRC’s waste confidence decision, requiring a general environmental impact study and evaluation of the storage of spent nuclear fuel before further life extensions will be approved. As a result of this legislation, no further license approvals (beyond the 73 completed or currently in process) will be granted until the waste confidence decision has been resolved. Curtiss-Wright’s diverse product offering may aid any necessary studies or spent fuel management solutions.

Additionally, as assessments and analysis from the events at Fukushima continue to drive safety and reliability improvements, we have seen and continue to expect increased opportunities worldwide for our vast portfolio of advanced nuclear technologies that are specifically designed to enhance plant safety, fire safety, seismic design and controls, spent fuel storage, backup site power, and also comply with other regulatory requirements on existing plants, particularly the Tier 1 regulations as proposed by the NRC.

In addition to plant recertifications, there are several emerging factors that could precipitate an expansion in global commercial nuclear power demand over the next several years. The EIA forecasts that worldwide total energy consumption is expected to increase at an average annual rate of 0.3% between 2011 and 2040. Continued growth in global demand for electricity, especially in developing countries with limited supply such as China and India, will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a reassessment of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

Domestically, applications for 28 new reactors at 18 power plants have been submitted to the NRC. Thus far, the Westinghouse AP1000 reactor design, for which we are the sole supplier of reactor coolant pumps, has been selected for 14 of the potential new reactors. Our Flow Control segment has significant content on the AP1000 reactor, the only Generation III+ advanced design certified by the NRC.

Internationally, new nuclear plant construction is active. Currently, there are approximately 66 new plants under construction in 14 countries, with approximately 160 planned and over 320 more proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years. Looking ahead, worldwide nuclear energy consumption is expected to grow at an average annual rate of 2.4% through 2035, according to the EIA, led by solid growth in China and India.

As a result, we expect to see continued solid new order activity and increased sales for our vast array of nuclear technologies due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction.

General Industrial

Approximately 13% of our revenue is derived from our diversified offering to the general industrial market, which consists of surface treatment services, industrial sensors and control products, and motor and machine control systems for OEMs and industrial customers, including the HVAC, automotive, construction, transportation, off-road equipment, entertainment, and medical industries. Our performance in this market is typically sensitive to the performance of the U.S. and global economies, with gains in U.S. GDP and Industrial Production leading to higher volumes, particular for our surface treatment services.

For 2012, we experienced a modest increase in our general industrial market, primarily related to improved performance in sensors and controls systems, as well as surface treatment services including shot peening, engineering coatings, and analytical services. In addition, we had solid sales in our domestic automotive market due to the increase in auto production. Looking ahead, based on expectations for improved global economic conditions in 2013, the general industrial market is likely to experience continued modest growth based on higher volumes across several industries in which we participate.

RESULTS OF OPERATIONS

Corrections to Prior Period Amounts

The prior period amounts included in our management’s discussion and analysis have been corrected to reflect the errors described in Note 2 to our Consolidated Financial Statements. Please see Note 2 for additional information on these corrections.

	Year Ended December 31,			Percent changes

	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

	(In thousands, except percentages)
Sales:
Flow Control	$1,095,349	$1,060,774	$1,024,828	3%	4%
Controls	726,678	709,159	639,588	2%	11%
Surface Technologies	275,689	246,809	190,097	12%	30%

Total sales	$2,097,716	$2,016,742	$1,854,513	4%	9%

Operating income:
Flow Control	$78,779	$103,421	$104,391	(24%)	(1%)
Controls	86,515	75,423	74,173	15%	2%
Surface Technologies	27,494	31,476	18,941	(13%)	66%
Corporate and eliminations	(31,342)	(23,466)	(30,820)	(34%)	24%

Total operating income	$161,446	$186,854	$166,685	(14%)	12%

Interest expense	(26,329)	(20,834)	(22,107)	26%	(6%)
Other income, net	245	862	575	(72%)	50%

Earnings before income taxes	135,362	166,882	145,153	(19%)	15%
Provision for income taxes	(43,073)	(48,262)	(47,269)	(11%)	2%

Net earnings from continuing operations	$92,289	$118,620	$97,884	(22%)	21%

New orders	$1,981,010	$2,029,414	$1,887,470
Backlog	$1,653,942	$1,694,650	$1,669,590

Sales

Sales increased $81 million, or 4%, in 2012, as compared with 2011. The increase in sales in 2012 is primarily due to an increase in sales in our Flow Control and Surface Technologies segments of $35 million and $29 million, respectively. The increase in sales in our Flow Control segment was primarily due to the incremental impact of acquisitions of $50 million, while the increase in sales in our Surface Technologies segment was due to strong demand for our shot peening, coatings, and analytical services and the incremental impact of acquisitions.

Sales increased $162 million, or 9% in 2011, as compared with 2010, primarily due to higher volume in all segments, with the largest percent increase occurring in the Surface Technologies segment. The first table below further depicts our sales by market, while the second table depicts the impact of acquisitions and foreign currency translation on our sales and operating income.

	Year Ended December 31,			Percent changes

	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

	(In thousands, except percentages)

Defense markets:
Aerospace	$307,258	$310,515	$271,884	(1%)	14%
Ground	107,406	119,381	119,532	(10%)	(0%)
Naval	337,572	362,826	365,012	(7%)	(1%)
Other	27,285	32,534	25,901	(16%)	26%

Total Defense	$779,521	$825,256	$782,329	(6%)	5%

Commercial markets:
Aerospace	$363,884	$299,816	$211,432	21%	42%
Oil and Gas	253,747	241,369	259,450	5%	(7%)
Power Generation	433,782	385,452	356,560	13%	8%
General Industrial	266,782	264,849	244,742	1%	8%

Total Commercial	$1,318,195	$1,191,486	$1,072,184	11%	11%

Total Curtiss-Wright	$2,097,716	$2,016,742	$1,854,513	4%	9%

Components of sales and operating income growth (decrease):

	2012 vs. 2011		2011 vs. 2010

	Sales	Operating Income	Sales	Operating Income

Organic	0%	(12%)	4%	15%
Acquisitions/divestitures	5%	(1%)	4%	(1%)
Foreign currency	(1%)	(1%)	1%	(2%)

Total	4%	(14%)	9%	12%

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales

Defense sales decreased $46 million, or 6%, as compared to the prior year period, primarily due to lower sales in the naval and ground defense markets. In our Flow Control segment, lower defense sales were due to the winding down of certain naval defense programs, partially offset by increased production on the CVN-79. In our Controls segment, sales decreased primarily in the ground defense market, due to lower production levels on the TOW Improved Target Acquisition System (ITAS) and Abrams platforms, slightly offset by higher sales of turret drive systems to international customers. Defense sales in our Surface Technologies segment were essentially flat.

Commercial sales increased $127 million, or 11%, as compared to the prior year period, driven by increased sales across all of our major commercial markets. In our Flow Control segment, the incremental impact of acquisitions contributed favorably to our power generation market, which was somewhat offset by lower sales due to slower orders from our commercial heating, ventilation, and air conditioning (HVAC) customers in the general industrial market. In our Controls segment, the incremental impact of acquisitions contributed to increased sales in the general industrial market. In addition, higher sales of our flight control products and the incremental impact of acquisitions contributed favorably to sales in the commercial aerospace market. In our Surface Technologies segment, strong demand from our base businesses and the incremental impact from acquisitions contributed to higher sales in the commercial aerospace and general industrial markets, respectively.

Operating income

Operating income decreased $25 million, or 14%, as compared to the prior year period. In our Flow Control segment, operating income decreased $25 million to $79 million, impacted by certain one-time items, including a strike, additional assembly and preparation for shipment costs related to the Reactor Coolant Pumps (RCPs) for the AP1000 program, and restructuring costs. In our Controls segment, operating income grew $11 million to $87 million, as a result of our cost reduction and containment efforts and the expected accretive impact and operational improvements from our ACRA acquisition. In our Surface Technologies segment, operating income decreased $4 million to $27 million, and was negatively impacted by $12 million of restructuring costs, of which $5 million were non-cash charges as we re-aligned our business for strategic growth. Excluding restructuring costs, operating income grew $8 million, to $40 million in our Surface Technologies segment. Acquisitions, net of divestitures, were $3 million dilutive to year-to-date operating income, while the effects of foreign currency translation were not significant.

Non-segment operating expense

Non-segment operating expense increased $8 million to $31 million, primarily due to higher pension expense. The increase in pension expense was primarily due to a decrease in the discount rate of our pension benefit obligation.

Interest expense

Interest expense increased $5 million to $26 million in 2012, primarily due to higher average debt levels and borrowing rates compared to the same period in 2011.

Effective tax rate

Our effective tax rates for 2012 and 2011 were 31.8%, and 28.9%, respectively. The increase in the effective tax rate in 2012, as compared to 2011, is primarily due to a $4.1 million research and development tax credit recognized in 2011 that did not recur in the current year period. For further information on the changes in effective tax rates, see Note 13 to the Consolidated Financial Statements.

Net earnings

Net earnings decreased $26 million to $92 million in 2012, as compared to the prior year period, primarily due to the impacts of the strike and additional investments on the AP1000 program within our Flow Control segment, restructuring costs in our Surface Technologies segment, and higher interest expense and effective tax rates discussed above.

Backlog and new orders

Backlog decreased 2% to $1,654 million at December 31, 2012 from $1,695 million at December 31, 2011. New orders decreased $48 million in 2012 as compared to the prior year period, primarily due to the timing of funding on certain naval defense programs and lower demand of capital refinery projects and services in the oil and gas market. Acquisitions, net of divestitures, contributed $86 million of incremental new orders.

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Defense sales increased $43 million, or 5%, as compared to the prior year period, primarily due to higher sales in the aerospace defense market. Sales in the aerospace defense market improved due to increases on the V-22 Osprey program and higher sales of our embedded computing and sensing products on the Blackhawk, offset by expected decreases on the F-22. The slight decrease in sales in the ground defense market is due to lower sales on the Bradley program somewhat offset by higher sales of turret drive servo systems and ammunition handling systems to international customers. The slight decrease in sales in the naval defense market is primarily due to declines in production cycles on certain aircraft carrier programs, particularly the CVN-78 and the Electromagnetic Aircraft Launching System. These decreases were somewhat offset by increased production on the Virginia class submarine.

Commercial sales increased $119 million, or 11%, as compared to the prior year period, primarily due to increased sales across most of our major markets. The higher sales in the commercial aerospace, general industrial, and power generation markets were primarily due to increased demand for our metal treatment services, increased sales of flight controls on Boeing aircraft as well as our Douglas acquisition, and higher sales in support of AP1000 and other operating reactor projects. The increases were partially offset by a decline in the oil and gas market, primarily due to the timing of new orders for international capital projects.

Operating income

Operating income increased $20 million, or 12%, as compared to the prior year period, primarily due to higher sales volume in our Surface Technologies segment resulting in improved absorption of overhead costs, as well as contributions from our 2011 acquisitions of BASF Surface Technologies and IMR Test Labs. This increase was partially offset by lower operating income and operating margins in our Flow Control segment, largely driven by a decline in international capital projects in our oil and gas business. In our Controls segment, higher sales volume of our sensors and controls products and ammunition handling systems contributed to improved operating income, somewhat offset by the negative impacts of unfavorable foreign currency translation as well as purchase accounting and transaction costs from our ACRA acquisition.

Non-segment operating expense

The decrease in non-segment operating expense in 2011 of $7 million, as compared to the prior year period, is primarily due to lower legal and medical expenses in the current year period.

Interest expense

Interest expense decreased $1 million in 2011, as compared to the prior year period, primarily due to lower average debt levels and interest rates for the period. In December 2011, we completed a $300 million private placement offering, which was used, in part, to pay down our revolving credit facility. The net debt outstanding as a result of the December 2011 private placement offering increased our outstanding debt level as of December 31, 2011. However, our debt levels were lower through most of 2011 than the prior year.

Effective tax rate

Our effective tax rates for 2011 and 2010 were 28.9%, and 32.6%, respectively. The decrease in the effective tax rate in 2011, as compared to 2010, is primarily due to a $4.1 million research and development tax credit recognized in the current year that did not occur in the prior year. For further information on the changes in effective tax rates, see Note 13 to the Consolidated Financial Statements.

Net earnings

Net earnings increased $21 million in 2011, as compared to the prior year period, primarily due to the higher operating income, lower interest expense, and lower effective tax rates discussed above.

Backlog and new orders

Backlog increased 2% to $1,695 million at December 31, 2011 from $1,670 million at December 31, 2010. New orders increased $142 million in 2011 as compared to the prior year period, primarily due to an increase in new orders in the power generation market that support existing nuclear operating reactors, increased demand in the oil and gas market for MRO projects, strong demand in the commercial aerospace market due to production rate increases by the OEMs, and increased orders in the naval defense market for the CVN-79 program. Acquisitions contributed incremental new orders of $92 million to the current year.

RESULTS BY BUSINESS SEGMENT

Flow Control

	Year Ended December 31,			Percent Changes

	2012	2011	2010	2012 vs. 2011		2011 vs. 2010

	(In thousands, except percentages)
Sales	$1,095,349	$1,060,774	$1,024,828	3%		4%
Operating income	78,779	103,421	104,391	(24%)		(1%)
Operating margin	7.2%	9.7%	10.2%	(250	)bps	(50	)bps

Items impacting comparability:
Restructuring charges	(3,690)	(200)	(2,479)	NM		NM
Change in estimate
AP1000	(23,684)	(9,721)	(11,446)	NM		NM
Tech Transfer	14,213	—	—	NM		NM
Impacts of strike (1):
Production suspension	(6,230)	—	—	NM		NM
Under absorption of overhead costs	(5,118)	—	—	NM		NM

New orders	$977,377	$1,072,969	$987,544	(9%)		9%
Backlog	$1,087,689	$1,154,147	$1,148,712	(6%)		0%

NM - not meaningful

(1)

On August 24, 2012, the Electro Mechanical Division (EMD) of Curtiss-Wright’s Flow Control segment experienced a strike, which led to a temporary suspension of work on open contracts. On September 24, 2012, the Union ratified an agreement with the Company to end the strike and operations have since resumed. As discussed further below, the aggregate impact of the strike on 2012 production resulted in a $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs. In addition, the temporary suspension of work resulted in a shift of long-term contract milestones, which will now be completed and recognized in 2013, causing a decrease in current period sales of $18 million and operating income of $6 million.

Components of sales and operating income growth (decrease):

	2012 vs. 2011		2011 vs. 2010

	Sales	Operating Income	Sales	Operating Income

Organic	0%	(23%)	1%	0%
Acquisitions/divestitures	4%	(1%)	3%	(1%)
Foreign currency	(1%)	0%	0%	0%

Total	3%	(24%)	4%	(1%)

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales

Sales increased $35 million, or 3%, as compared to the prior year period, primarily due to higher sales in the commercial market of 7%, somewhat offset by lower sales of 6% in the defense market. The incremental impact of acquisitions, net of divestitures, contributed $40 million, or 4%, of incremental sales, while the effects of foreign currency rate changes decreased current period sales by $2 million or less than 1%.

The increase in sales in our commercial market was primarily due to the incremental effects of our 2011 acquisitions of Anatec and LMT, which favorably impacted sales in our power generation market. To a lesser extent, the incremental impact of our 2011 Douglas acquisition, a supplier of aviation towing tractors, improved sales in our commercial aerospace market. In our oil and gas market, increased aftermarket MRO and pressure relief valve projects and the incremental impact of our Cimmaron acquisition more than offset the lower orders for capital refinery projects and services. In our general industrial market, sales decreased due to slower orders from our HVAC customers due to slowing economic conditions.

The decrease in sales in our defense market was primarily due to the temporary suspension of production on certain naval defense programs as a result of the strike, which shifted revenue recognition milestones into 2013. In addition, the timing of production on the Virginia class submarine program, the completion of production on the Advanced Arresting Gear and the Electromagnetic Aircraft Launching System programs and certain aircraft handling systems programs, contributed to lower naval defense sales.

Operating income

Operating income decreased $25 million, or 24%, to $79 million, as compared to the prior year period. Operating income was unfavorably impacted by several factors including the impact of the strike, unanticipated additional costs in connection with the assembly and shipment of the RCPs for the China AP1000 nuclear reactor of $24 million, and restructuring charges of $4 million. These additional assembly and preparation for shipment costs will benefit the production and delivery of the remaining RCPs. Somewhat offsetting these unfavorable items was a favorable change in estimate of our cost assumptions on the AP1000 technology transfer contract. The change in estimate was primarily due to the achievement of several significant milestones for the AP1000 program, including the final qualification of the RCPs, shipment of the first four pumps, and a reduced scope of work being performed by third party suppliers. Excluding the impact of these items, operating income decreased slightly primarily due to higher than anticipated costs for the construction of super vessels and lower orders for capital refinery products and services in our oil and gas business. Acquisitions reduced operating income by $2 million.

Backlog and new orders

Backlog decreased $66 million to $1,088 million as compared to the prior year period. New orders decreased $96 million, primarily due to the timing of funding on certain naval defense programs and lower demand of capital refinery projects and services in the oil and gas market. Acquisitions contributed $40 million to new orders, while the prior year period included $18 million of orders associated with a divested business line.

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

Operating income

Operating income decreased $1 million, or 50 basis points, compared to the prior year. The decrease was mainly due to under absorption of fixed overhead costs in our oil and gas division, primarily the result of delays in new capital projects with international customers as well as start-up costs relative to our super vessel business. In addition, we had certain changes to our cost estimates on long-term contracts, which had an overall minimal effect on 2011 results. Included within these changes were net additional investments of $10 million to address a localized heating issue in the reactor coolant pump (RCP) that we are supplying for the Westinghouse AP1000 nuclear power plants in China. The net impact of the additional investments in the RCPs was offset by cost decreases on other long-term contracts; particularly for certain U.S. Naval and Aircraft carrier programs, as progressive improvements in production resulted in realized cost decreases. As the revenue related to long-term contracts is recorded on the percentage-of-completion method, the cumulative effect of changes to estimated total contract costs were recognized in the current year. In our other major markets, particularly nuclear power, operating income improved primarily due to higher sales volume and our cost containment efforts.

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

Controls

	Year Ended December 31,			Percent Changes

	2012	2011	2010	2012 vs. 2011		2011 vs. 2010

	(In thousands, except percentages)
Sales	$726,678	$709,159	$639,588	2%		11%
Operating income	86,515	75,423	74,173	15%		2%
Operating margin	11.9%	10.6%	11.6%	130	bps	(100	)bps
Restructuring charges	3,426	—	71	NM		NM
New orders	$727,354	$709,194	$709,429	3%		0%
Backlog	$563,299	$538,139	$519,039	5%		4%

NM - not meaningful

Components of sales and operating income growth (decrease):

	2012 vs. 2011		2011 vs. 2010

	Sales	Operating Income	Sales	Operating Income

Organic	(2%)	18%	5%	12%
Acquisitions/divestitures	5%	(3%)	5%	(5%)
Foreign currency	(1%)	0%	1%	(5%)

Total	2%	15%	11%	2%

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales

Sales increased $18 million, or 2%, as compared to the prior year period, driven by increases in the commercial markets of 18% somewhat offset by lower sales in the defense markets of 6%, respectively. Acquisitions contributed $33 million, or 5%, to the increase in sales, while the effect of foreign currency translation decreased sales by $5 million, or 1%.

The increase in sales in the commercial market was primarily due to 22% growth in the commercial aerospace market due to higher sales of both our flight control products on Boeing aircraft and emergent and specialty production support on Boeing’s 787 aircraft. In addition, strong demand for sensor and control products serving the regional jet and commercial helicopter markets contributed to increased commercial aerospace sales. To a lesser extent, the incremental effect of repairs and overhaul sales from our ACRA acquisition contributed favorably to the commercial aerospace market.

The decrease in sales in the defense market was primarily due to lower production levels on the TOW ITAS and Abrams platform in the ground defense market. To a lesser extent, sales decreased in the defense aerospace market, primarily due to the winding down of the Global Hawk program and lower production work on the V-22 Osprey program.

Operating income

Operating income increased $11 million, or 15%, to $87 million, as compared to the prior year period. Operating margin increased 130 basis points from the prior year period to 11.9%, primarily due to our cost containment efforts and the expected accretive impact and operational improvements from our ACRA acquisition. ACRA had a dilutive impact on operating income in the comparable prior period due to higher intangible amortization expenses and purchase accounting adjustments. Acquisitions completed in the fourth quarter of 2012 had a dilutive impact on operating income of $2 million.

Backlog and new orders

Backlog increased 5% to $563 million at December 31, 2012 from $538 million at December 31, 2011. New orders increased $18 million, as compared to the prior year period, primarily due to the incremental impact of acquisitions of $47 million somewhat offset by lower orders in our defense business.

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Sales increased $70 million, or 11%, as compared to the prior year, driven by increases in the commercial and defense markets, of 15% and 9%, respectively. The incremental impact of acquisitions contributed $29 million in increased sales, while the effects of foreign currency translation increased sales by $9 million.

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

The increase in sales in our defense markets is mainly due to higher sales in the aerospace defense market driven by increased demand for our embedded computing and sensing products on various helicopter programs, most notably the Blackhawk. In addition, we realized solid growth on the V-22 Osprey program. These increases were partially offset by the previous cancellation of the F-22 program. The ground defense market was down slightly due to the previous cancellations of the FCS program and lower sales on the Bradley platform which were somewhat offset by increases on turret drive systems to international customers.

Operating income

Operating income was essentially flat year-over-year, while operating margin decreased 100 basis points from the prior year to 10.6%. Current year operating margin was negatively impacted by unfavorable currency translation as well as purchase accounting and transactions costs related to our ACRA acquisition. The negative impact was partially offset by higher organic sales volume of our sensors and controls products and ground vehicle applications, which contributed to improved operating income.

Backlog and new orders

Backlog increased 4% to $538 million at December 31, 2011 from $519 million at December 31, 2010. New orders were flat, as compared to the prior year period, primarily due to incremental orders from acquisitions of $27 million, offset by the timing of new orders on our embedded computing products.

Surface Technologies

	Year Ended December 31,			Percent Changes

	2012	2011	2010	2012 vs. 2011		2011 vs. 2010

	(In thousands, except percentages)
Sales	$275,689	$246,809	$190,097	12%		30%
Operating income	27,494	31,476	18,941	(13%)		66%
Operating margin	10.0%	12.8%	10.0%	(280	)bps	280	bps
Restructuring and impairment charges	12,085	—	153	NM		NM
New orders	$276,279	$247,251	$190,497	12%		30%

NM - not meaningful

Components of sales and operating income growth (decrease):

	2012 vs. 2011		2011 vs. 2010

	Sales	Operating Income	Sales	Operating Income

Organic	6%	(12%)	12%	48%
Acquisitions	7%	1%	16%	14%
Foreign currency	(1%)	(2%)	2%	4%

Total	12%	(13%)	30%	66%

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales

Sales increased $29 million, or 12%, as compared to the prior year period, due to increased demand across all of our major lines of business and markets, particularly for our shot peening, coatings, and analytical services. Sales in the commercial aerospace and general industrial market increased 18% and 10%, respectively. Acquisitions contributed $17 million to current year sales while the effects of foreign currency translation decreased sales $3 million.

Operating income

Operating income, excluding the effects of restructuring charges, increased $8 million, or 26%, to $40 million, and operating margin increased to 14.4%, a 160 basis point improvement over the prior year. The improvement was driven primarily by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.

New orders

New orders increased $29 million, from the prior year, due to increased orders for coatings and shot peening services. Acquisitions contributed $17 million of new orders to the current period.

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales

Sales increased $57 million, or 30%, from the prior year, due to increased demand across all of our major lines of business and markets, particularly for our shot peening and coatings services to commercial markets. Acquisitions and the effects of foreign currency translation contributed $30 million and $4 million, respectively, to current year sales, which accounted for over half of the sales increase.

Operating income

Operating income increased $13 million, or 66%, from the prior year and was favorably impacted by approximately $3 million from acquisitions and the effects of foreign currency translation. Excluding these items, operating margin increased to 13.1%, a 310 basis point improvement over the prior year. The improvement was driven primarily by increased sales volume resulting in favorable absorption of fixed overhead costs, mainly in our shot peening and coatings businesses.

New orders

New orders increased $57 million, from the prior year, primarily due to increased orders for domestic and international shot peening services.

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

Consolidated Statement of Cash Flows

	December 31, 2012	December 31, 2011

Cash provided by (used in):
Operating activities	$152,474	$201,853
Investing activities	(492,998)	(251,827)
Financing activities	254,241	179,804
Effect of exchange rates	3,919	(3,562)
Net increase (decrease) in cash and cash equivalents	$(82,364)	$126,268

Operating Activities

Cash provided by operating activities decreased $49 million to $152 million during the twelve months ended December 31, 2012 as compared to the prior year period, primarily due to lower advanced payments on long-term contracts and, to a lesser extent, lower net earnings.

Investing Activities

Capital Expenditures

Our capital expenditures were $83 million in 2012 as compared to $84 million in 2011. Capital expenditures in 2012, as compared to 2011, were essentially flat as prior year facility expansions within our oil and gas and commercial aerospace businesses were offset by higher investments in the current year in the Surface Technologies segment for laser peening equipment and international facility improvements and expansion. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and the construction of new facilities and upgrade of existing facilities.

Acquisitions and divestitures of businesses

During both 2012 and 2011 we acquired eight businesses and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, which totaled $460 million and $178 million in 2012 and 2011, respectively. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Our 2012 heat treat divestiture resulted in $52 million of cash proceeds while divestures in 2011 resulted in $8 million of proceeds.

Financing Activities

Debt Issuances

In August 2012, we amended and refinanced our existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A.. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the revolving credit agreement, we have a borrowing capacity of $500 million. In addition, the credit agreement provides an accordion feature which allows us to borrow an additional $100 million. As of December 30, 2012, we had $47 million in letters of credit supported by the credit facility and $287 million of borrowings under the credit facility.

The revolving credit agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as non-payment of principal when due; nonpayment of interest, fees, or other amounts; cross-payment default and cross-acceleration with the Corporation’s other senior indebtedness.

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

On December 8, 2011, we issued $300 million of Senior Notes (the 2011 Notes). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.

On December 1, 2005, we issued $150 million of 5.51% Senior Series Notes (the 2005 Notes). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The note also contains a cross default provision with our other senior indebtedness.

On September 25, 2003 we issued $200 million of Senior Notes (the 2003 Notes). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured and were repaid on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. Our 2003 Notes are senior unsecured obligations and are equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2003 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2003 Notes, we paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and a cross default provision with our other senior indebtedness.

Debt outstanding for our industrial revenue bonds was $8 million at December 31, 2012. The loans outstanding under the 2003, 2005, and 2011 Notes, Revolving Credit Agreement, and Industrial Revenue Bonds had interest rates averaging 3.9% for 2012 and 3.5% for 2011.

Our current portion of debt was $128 million at December 31, 2012, and $3 million at December 31, 2011. The increase in our short-term debt is due to the September 2013 maturity of our $125 million Senior Notes. Our long-term debt was $752 million at December 31, 2012, an increase of $168 million from $584 million at December 31, 2011.

Debt Compliance

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

During the twelve months ended December 31, 2012, the Company repurchased approximately 830,000 shares of our common stock for $26 million. During the twelve months ended December 31, 2011, the Company repurchased 261,000 shares of our common stock for $8 million. In 2013, the Company will continue to evaluate strategic uses of its cash and cash equivalents including the use of cash to repurchase shares.

Dividends

In the second quarter of 2012, the Corporation increased its dividend to nine cents a share, a 12.5% increase over the prior year dividend. Cash used to make dividend payments during the twelve months ended December 31, 2012, 2011, and 2010, was $16 million, $15 million, and $15 million, respectively.

Cash Utilization

As of December 31, 2012, the Corporation has cash and cash equivalents of $112 million and $128 million of short-term debt, of which $125 million is for the September 25, 2013 maturity of our 2003 Notes. The Corporation is currently considering available financing opportunities to raise additional capital and take advantage of the current low interest rate environment through a debt offering. The Company expects to be complete with any additional debt offering by the first half of 2013. Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, and increased dividends to determine the most beneficial use of available capital resources. We believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets, are sufficient to meet both the short-term and long-term capital needs of the organization, including the return of capital to shareholders through dividends and share repurchases and growing our business through acquisitions.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $90 million and expected dividend payments of approximately $16 million in 2013. There can be no assurance, however, that we will continue to generate cash from operations at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In 2012, we made contributions of approximately $40 million to the Curtiss-Wright Pension Plan and expect to make contributions of approximately $35 million in 2013. In addition, through 2017, we expect to make cumulative pension plans contributions of $220 million. For more information on our pension and other postretirement benefits plans, please see Note 18 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2012:

(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter

Debt Principal Repayments	$880,956	$128,225	$7,483	$34	$14	$436,800	$308,400
Interest Payment on Fixed Rate Debt	198,365	25,834	20,585	20,585	20,585	19,883	90,893
Operating Leases	200,785	31,180	27,339	24,046	20,290	17,230	80,700

Total	$1,280,106	$185,239	$55,407	$44,665	$40,889	$473,913	$479,993

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2012, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2013	2014	2015	2016	2017	Thereafter (1)

Letters of Credit	$62,138	$32,820	$5,443	$2,293	$8,058	$1,742	$11,782

(1) Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $7 million.

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

We record sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered. This method is used in our Surface Technologies segment and in some of the business units within the Controls and Flow Control segments that serve commercial markets.

For certain contracts in our Flow Control and Controls segments that require performance over an extended period before deliveries begin, sales and estimated profits are recorded by applying the percentage-of-completion method of accounting. The percentage-of-completion method of accounting is used primarily for our defense contracts and certain long-term commercial contracts. This method recognizes revenue and profit as the contracts progress towards completion. For certain contracts that contain a significant number of performance milestones sales are recorded based upon achievement of these performance milestones. The performance milestone method is an output measure of progress towards completion made in terms of results achieved. For certain fixed price contracts, where none or a limited number of milestones exist, the cost-to-cost method is used, which is an input measure of progress toward completion. Under the cost-to-cost method, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion.

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

Under the percentage-of-completion method of accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined to be probable. However, costs associated with costs deferred in anticipation of future contract sales and certain loss development contracts may be deferred if follow-on production orders are deemed probable. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured. Certain contracts contain provisions for the redetermination of price and, as such, management defers a portion of the revenue from those contracts until such time that the price has been finalized.

In 2012, the aggregate net changes in estimates of contract costs resulted in a decrease to sales and operating income of $9 million and $13 million, respectively. The aggregate net changes in estimates of contract costs for 2011 and 2010 were not material to the consolidated statement of operations for such annual period.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2012, and the annual periodic costs for 2013, was reduced from 4.5% to 4.0% for the Curtiss-Wright Pension Plan and from 4.5% to 3.75% for the EMD postretirement benefit plan to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates utilizing selected bond yield curves developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. The discount rate for the Curtiss-Wright Restoration and postretirement benefit plans decreased to 3.5% and 2.5%, respectively, in 2012 to reflect the shorter duration of liabilities of these plans. These changes contributed to an increase in the benefit obligation of $110 million. The rate of compensation increase for the pension plans remained at a weighted average of 4.0% based upon a graded scale of 5.0% to 3.0% that decrements as pay increases, which reflects the experience over the past years and the Company’s expectation of future salary increases. We also utilized the RP 2000 mortality tables, which assume mortality improvements into the future for the U.S. pension and postretirement benefit plans.

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

The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future. The trend’s rate is then graded down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. The health care cost trend rates used to determine the benefit obligations of the plans as of December 31, 2012, and the annual periodic costs for 2013 were on an initial trend of 8.0% grading down to an ultimate trend of 5.5% in 2019. In 2010 we modified the EMD postretirement benefit design for post-65 retirees, effectively capping the plan to future medical inflation. As a result, any change in the expectation of these rates to return to a normal level should not have a material impact on the amount of expense we recognize.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of our domestic qualified pension plan decreased by $15 million in 2012, primarily due to the decline in the discount rate used to value plan obligations at December 31, 2012. To a lesser extent, the reduction in funded status was offset by positive asset returns of 15.6% in 2012. Prior financial market underperformance and the continued lower interest rate environment have increased our future cash funding requirements and future pension expense. However, we contributed $40 million to this plan in 2012, and expect to contribute approximately $220 million more over a five year period beginning in 2013. Additionally, we expect pension expense of $44 million associated with this plan in 2013.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2012 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense

Discount rate	(0.25%)	$21,939	$3,227
Rate of compensation increase	0.25%	3,872	952
Expected return on assets	(0.25%)	—	916

See Note 18 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

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

As of December 31, 2012, our environmental reserves totaled $16.4 million, the majority of which is long term. Approximately 25.9% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party contribution legal actions.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. The fair value of assets acquired (net of cash) and liabilities assumed of our 2012 acquisitions were estimated to be $585 million and $123 million, respectively.

Goodwill

We have $ 1,013 million in goodwill as of December 31, 2012. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, scientific, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. The test is performed in the fourth quarter, which coincides with the preparation of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain. Actual results may differ from those estimates. To calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital.

The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. If an impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill on the reporting unit. Based upon the completion of our annual test, we determined that there was no impairment of value and that all reporting units estimated fair values, with the exception of the oil and gas reporting unit within the Flow Control segment, were substantially in excess of their carrying amounts. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

Based on the annual analysis, we determined that our oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount. The amount of goodwill for our oil and gas reporting unit amounted to $187 million at December 31, 2012, which includes approximately $68 million related to our Cimarron acquisition. While we determined that there was no goodwill impairment of the oil and gas reporting unit as of October 31, 2012, the future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, a material negative change in relationships with the reporting unit’s significant customers, a significant decline or delay in capital projects, loss of key personnel, unanticipated competition, or an adverse action or assessment by a regulator, would require an interim assessment prior to the next required annual assessment as of October 31, 2013. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified. We continue to monitor the performance of this reporting unit in relation to the key assumptions in our analysis.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 1 to 20 years, while indefinite-lived intangible assets are not amortized. Customer related intangibles primarily consist of customer relationships, which reflect the value of the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2012. In addition, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our interest rate exposure was 65% and 98% fixed at December 31, 2012 and December 31, 2011, respectively. In order to manage our interest rate exposure, from time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. With the interest rate swap agreements that were in place as of December 31, 2012 our interest rate exposure was 40% fixed. As of December 31, 2012, a change in interest rates of 1% would have an impact on consolidated interest expense of less than $5 million. Information regarding our 2011, 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rate Swaps is contained in Note 14 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the Euro, the Norwegian kroner, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $8 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,

	2012	2011	2010

	(In thousands, except per share data)
Net sales	$2,097,716	$2,016,742	$1,854,513
Cost of sales	1,438,973	1,359,795	1,248,248

Gross profit	658,743	656,947	606,265
Research and development expenses	(59,712)	(62,115)	(54,131)
Selling expenses	(125,201)	(119,438)	(111,773)
General and administrative expenses	(312,384)	(288,540)	(273,676)

Operating income	161,446	186,854	166,685
Interest expense	(26,329)	(20,834)	(22,107)
Other income, net	245	862	575

Earnings before income taxes	135,362	166,882	145,153
Provision for income taxes	(43,073)	(48,262)	(47,269)

Earnings from continuing operations	92,289	118,620	97,884

Discontinued operations, net of taxes
Earnings from discontinued operations	3,043	7,769	4,296
Gain on divestiture	18,512	—	—

Earnings from discontinued operations	21,555	7,769	4,296

Net earnings	$113,844	$126,389	$102,180

Basic earnings per share:
Earnings from continuing operations	$1.98	$2.56	$2.14
Earnings from discontinued operations	0.46	0.17	0.09

Total	$2.44	$2.73	$2.23

Diluted earnings per share:
Earnings from continuing operations	$1.95	$2.52	$2.12
Earnings from discontinued operations	0.45	0.17	0.09

Total	$2.40	$2.69	$2.21

Dividends per share	$0.35	$0.32	$0.32

Weighted average shares outstanding:
Basic	46,743	46,372	45,823
Diluted	47,412	47,013	46,322

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,

	2012	2011	2010

	(In thousands)
Net earnings	$113,844	$126,389	$102,180

Other comprehensive income
Foreign currency translation, net of tax (1)	25,954	(18,472)	31,583
Pension and postretirement adjustments, net of tax (2)	(16,331)	(43,846)	(14,791)

Other comprehensive income (loss), net of tax	9,623	(62,318)	16,792

Comprehensive income	$123,467	$64,071	$118,972

(1)	The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2012, 2011, and 2010 were $0.7 million, $(2.6) million, and $2.9 million, respectively.

(2)	The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2012, 2011, and 2010 were $9.1 million, $26.7 million, and $6.0 million, respectively.

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2012	2011

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$112,023	$194,387
Receivables, net	578,313	543,009
Inventories, net	397,471	313,045
Deferred tax assets, net	50,760	54,275
Other current assets	37,194	45,955

Total current assets	1,175,761	1,150,671

Property, plant, and equipment, net	489,593	442,728
Goodwill	1,013,300	759,442
Other intangible assets, net	419,021	261,448
Deferred tax assets, net	1,709	12,137
Other assets	15,204	9,121

Total assets	$3,114,588	$2,635,547

LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$128,225	$2,502
Accounts payable	157,825	150,281
Accrued expenses	131,067	105,196
Income taxes payable	7,793	4,161
Deferred revenue	171,624	206,061
Other current liabilities	43,214	43,957

Total current liabilities	639,748	512,158

Long-term debt	751,990	583,928
Deferred tax liabilities, net	50,450	24,980
Accrued pension and other postretirement benefit costs	264,047	232,794
Long-term portion of environmental reserves	14,905	19,067
Other liabilities	80,856	57,645

Total liabilities	1,801,996	1,430,572

Contingencies and Commitments (Note 14, 17, 19, and 21)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value,100,000,000 shares authorized at December 31, 2012 and 2011; 49,189,702 and 48,878,448 shares issued at December 31, 2012 and 2011, respectively; outstanding shares were 46,449,934 at December 31,2012 and 46,484,723 at December 31, 2011.	49,190	48,879
Additional paid in capital	151,883	143,192
Retained earnings	1,261,377	1,163,925
Accumulated other comprehensive loss	(55,508)	(65,131)

	1,406,942	1,290,865

Less: Common treasury stock, at cost (2,739,768 shares at December 31, 2012 and 2,393,725 shares at December 31, 2011)	(94,350)	(85,890)

Total stockholders’ equity	1,312,592	1,204,975

Total liabilities and stockholders’ equity	$3,114,588	$2,635,547

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2012	2011	2010

	(In thousands)
Cash flows from operating activities:
Net earnings	$113,844	$126,389	$102,180

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93,896	88,300	79,946
(Gain) loss on fixed asset disposals	(414)	(670)	1,446
Gain on bargain purchase	(910)	—	—
Gain on divestiture	(29,912)	(1,298)	—
Deferred income taxes	(3,871)	3,345	2,828
Share-based compensation	9,428	9,621	13,378
Impairment of assets	4,988	—	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Accounts receivable, net	26,524	(78,850)	(53,979)
Inventories, net	(30,100)	(21,123)	11,401
Progress payments	(7,923)	11,264	6,493
Accounts payable and accrued expenses	(7,290)	15,628	9,925
Deferred revenue	(34,436)	51,724	(20,734)
Income taxes	15,211	3,917	(1,122)
Net pension and postretirement liabilities	(1,132)	(4,234)	24,528
Other current and long-term assets and liabilities	4,571	(2,160)	(4,791)

Net cash provided by operating activities	152,474	201,853	171,499

Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	2,557	2,497	744
Proceeds from divestitures	52,123	8,100	—
Acquisitions of intangible assets	(1,761)	(22)	(1,608)
Additions to property, plant, and equipment	(82,954)	(84,322)	(52,769)
Acquisition of businesses, net of cash acquired	(460,439)	(178,080)	(42,200)
Additional consideration paid on prior year acquisitions	(2,524)	—	—

Net cash used for investing activities	(492,998)	(251,827)	(95,833)

Cash flows from financing activities:
Borrowings of debt	576,934	1,302,600	513,100
Principal payments on debt	(296,145)	(1,112,814)	(581,771)
Repurchases of company stock	(25,705)	(8,178)	—
Proceeds from share-based compensation plans	15,492	11,746	10,560
Dividends paid	(16,392)	(14,893)	(14,729)
Excess tax benefits from share-based compensation	57	1,343	985

Net cash provided by (used for) financing activities	254,241	179,804	(71,855)

Effect of exchange-rate changes on cash	3,919	(3,562)	(702)

Net increase (decrease) in cash and cash equivalents	(82,364)	126,268	3,109
Cash and cash equivalents at beginning of year	194,387	68,119	65,010

Cash and cash equivalents at end of year	$112,023	$194,387	$68,119

Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,478	$3,600	$2,459
Recognition of asset retirement obligation	$6,904	$—	$—

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated Other Comprehensive Income (Loss)
		Additional Paid in Capital
	Common Stock		Retained Earnings
					Treasury Stock

January 1, 2010	$48,214	$111,707	$964,978	$(19,605)	$(94,149)

Net earnings	—	—	102,180	—	—
Other comprehensive income, net of tax	—	—	—	16,792	—
Dividends paid	—	—	(14,729)	—	—
Stock options exercised, net of tax	344	6,937	—	—	4,026
Other	—	(319)	—	—	319
Share-based compensation	—	11,768	—	—	1,610

December 31, 2010	$48,558	$130,093	$1,052,429	$(2,813)	$(88,194)

Net earnings	—	—	126,389	—	—
Other comprehensive income, net of tax	—	—	—	(62,318)	—
Dividends paid	—	—	(14,893)	—	—
Stock options exercised, net of tax	321	5,312	—	—	8,648
Other	—	(259)	—	—	259
Share-based compensation	—	8,046	—	—	1,575
Repurchase of common stock		—	—	—	(8,178)

December 31, 2011	$48,879	$143,192	$1,163,925	$(65,131)	$(85,890)

Net earnings	—	—	113,844	—	—
Other comprehensive income, net of tax	—	—	—	9,623	—
Dividends paid	—	—	(16,392)	—	—
Stock options exercised, net of tax	311	6,431	—	—	10,077
Restricted stock	—	(6,233)	—	—	6,233
Other	—	(414)	—	—	414
Share-based compensation	—	8,907	—	—	521
Repurchase of common stock	—	—	—	—	(25,705)

December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries.

A. Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

B. Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

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

The Corporation records sales and related profits on production and service type contracts as units are shipped and title and risk of loss have transferred or as services are rendered, net of estimated returns and allowances. Sales and estimated profits under certain long-term contracts are recognized primarily under the units-of-delivery or cost-to-cost percentage-of-completion methods of accounting. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Under the units-of-delivery method of accounting, revenue is recognized as units are delivered to the customer. In addition, the Corporation also records sales under certain long-term government fixed price contracts upon achievement of performance milestones as specified in the related contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation’s consolidated financial position, results of operations, or cash flows. In 2012, the Corporation incurred unanticipated additional costs of $23.7 million on its long-term contract with Westinghouse for disassembly, inspection, and preparation for shipment costs related to the reactor coolant pumps (RCPs) that the Corporation is supplying for the AP1000 nuclear power plants in China. In addition, the Corporation recorded a cumulative catch up benefit of $14.2 million related to a change in estimate on its technology transfer contract on the AP1000 nuclear program. In 2011, the Corporation incurred unanticipated additional costs to address a localized heating issue in the RCPs. The additional costs increased the estimated costs at completion which decreased consolidated operating income by $9.7 million. In 2010, the Corporation incurred various changes in its cost estimates for the AP1000 nuclear power plants which decreased operating income by $11.4 million. There were no other individual significant changes in estimated contract costs at completion.

Losses on contracts are provided for in the period in which the losses become determinable and the excess of billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

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

F. Progress Payments

Certain long-term contracts provide for interim billings as costs are incurred on the respective contracts. Pursuant to contract provisions, agencies of the U.S. Government and other customers are granted title or a secured interest for materials and work-in-process included in inventory to the extent progress payments are received. Accordingly, these receipts have been reported as a reduction of unbilled receivables and inventories, as presented in Notes 5 and 6 to the Consolidated Financial Statements.

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

H. Intangible Assets

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks and service marks, and technology licenses. Definite lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years, while indefinite lived intangible assets are not amortized. Indefinite lived intangible assets are reviewed for impairment annually based on the discounted future cash flows. See Note 9 to the Consolidated Financial Statements for further information on other intangible assets.

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. In 2012, the Corporation recognized an impairment of $5.0 million in connection with its 2012 restructuring plan, a component of which was exiting a facility. In 2011, the Corporation recognized a $0.2 million impairment related to one facility where it was determined that the carrying value exceeded the estimated fair value. In 2010, the Corporation recognized a $1.5 million impairment related to two facilities where it was determined that their carrying value exceeded their estimated fair value.

J. Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. The Corporation’s goodwill impairment test is performed as of October 31 of each year. See Note 8 to the Consolidated Financial Statements for further information on goodwill.

K. Pre-Contract Costs

The Corporation, from time to time, incurs costs to begin fulfilling the statement of work under a specific anticipated contract that has yet to be obtained from a customer. If it is determined that the recoveries of these costs are probable, the costs will be capitalized, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable, the capitalized costs will be recognized in earnings. There were no costs written off in 2012, 2011, and 2010. Capitalized pre-contract costs were $3.0 million and $0.3 million at December 31, 2012 and 2011, respectively.

L. Fair Value of Financial Instruments

Accounting guidance requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value. See Notes 10 and 14 to the Consolidated Financial Statements for further information.

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

N. Environmental Costs

The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 26% of the Corporation’s environmental reserves as of December 31, 2012, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. See Note 17 to the Consolidated Financial Statements for additional information.

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

P. Earnings Per Share

The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 15 to the Consolidated Financial Statements.

Q. Income Taxes

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

The Corporation records amounts related to uncertain income tax positions by 1) prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and 2) the measurement of the income tax benefits recognized from such positions. The Corporation’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as a non-current income tax liability and to classify interest and penalties as a component of Interest expense and General and administrative expenses, respectively. See Note 13 to the Consolidated Financial Statements for further information.

R. Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and (losses) from foreign currency transactions are included in General and administrative expenses within the results of operations, which amounted to $(2.3) million, $(0.8) million, and $(4.2) million for the years ended December 31, 2012, 2011, and 2010, respectively.

S. Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains and (losses) are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to $0.9 million, $(0.7) million, and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

T. Recently Issued Accounting Standards

Adoption of New Standards

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States of America generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS)

In May 2011, new guidance was issued that amends the current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. The new guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011 and is to be adopted prospectively as early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s results of operations or financial condition.

Other Comprehensive Income: Presentation of Comprehensive Income

In June 2011, new guidance was issued that amends the current comprehensive income guidance. The new guidance allows the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is to be applied retrospectively and is effective for fiscal years, and interim periods, beginning after December 15, 2011. In December 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance to defer the effective date for those aspects of the guidance relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this new guidance did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation of other comprehensive income.

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

Standards Issued But Not Yet Effective

In February 2013, new guidance was issued that amends the current comprehensive income guidance. The new guidance requires entities to disclose the effect of each item that was reclassified in its entirety out of accumulated other comprehensive income and into net income on each affected net income line item. For reclassification items that are not reclassified in their entirety into net income a cross reference to other required disclosures is required. The adoption of this new guidance is to be applied prospectively, and for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of this new guidance will not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows.

2. CORRECTION OF PRIOR PERIOD ERROR

During the third quarter of 2012, as part of a recent reorganization, the Corporation identified errors related to its long-term contract accounting practices within a certain subsidiary in its Controls segment. The errors date back to periods prior to and including 2007 through 2011 and primarily relate to the untimely liquidation of certain labor-based inventory costs to Cost of sales resulting in an overstatement of Retained earnings of $23 million at December 31, 2011. In addition, other errors primarily related to incorrect capitalization of fixed assets were also identified. The combined errors resulted in a cumulative overstatement in Retained earnings of $24 million at December 31, 2011 and primarily impacted Net sales, Cost of sales, and the balance sheet accounts identified in the table below.

In accordance with FASB Accounting Standards Codification No. 250-10-S99 (ASC 250-10-S99), the Corporation evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were not material to any one of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission is not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the year ended December 31, 2012, the impact would have been material to that period. Therefore, in accordance with Staff Accounting Bulletin 108, the Corporation has restated the prior period financial statements included within this filing as summarized below.

The corrections as well as the retrospective reclassifications for the discontinued operations of the heat treating business, as discussed in Note 3, to the Corporation’s Consolidated Statements of Earnings and Consolidated Statements of Comprehensive Income for the year ended December 31, 2011 and 2010, are presented as follows:

For the year ended December 31, 2011:

		(In thousands) Adjustments

	As previously reported	Corrections	Reclassification of discontinued operations	As reclassified and restated

Net sales	$2,054,130	$(878)	$(36,510)	$2,016,742
Cost of sales	1,378,012	4,708	(22,925)	1,359,795
Gross profit	676,118	(5,586)	(13,585)	656,947
Operating income	204,956	(5,586)	(12,516)	186,854
Earnings from continuing operations before income taxes	184,989	(5,586)	(12,521)	166,882
Provision for income taxes	54,566	(1,552)	(4,752)	48,262
Earnings from continuing operations	130,423	(4,034)	(7,769)	118,620
Earnings from discontinued operations	—	—	7,769	7,769
Net earnings	130,423	(4,034)	—	126,389

Basic earnings per share *
Earnings from continuing operations	$2.81	$(0.09)	$(0.17)	$2.56
Earnings from discontinued operations	—	—	0.17	0.17
Total	$2.81	$(0.09)	$—	$2.73

Diluted earnings per share *
Earnings from continuing operations	$2.77	$(0.09)	$(0.17)	$2.52
Earnings from discontinued operations	—	—	0.17	0.17
Total	$2.77	$(0.09)	$—	$2.69

* May not add due to rounding

For the year ended December 31, 2010:

		(In thousands) Adjustments

	As previously reported	Corrections	Reclassification of discontinued operations	As reclassified and restated

Net sales	$1,893,134	$(7,443)	$(31,178)	$1,854,513
Cost of sales	1,271,381	(1,206)	(21,927)	1,248,248
Gross profit	621,753	(6,237)	(9,251)	606,265
Operating income	179,823	(6,237)	(6,901)	166,685
Earnings from continuing operations before income taxes	158,295	(6,237)	(6,905)	145,153
Provision for income taxes	51,697	(1,819)	(2,609)	47,269
Earnings from continuing operations	106,598	(4,418)	(4,296)	97,884
Earnings from discontinued operations	—	—	4,296	4,296
Net earnings	106,598	(4,418)	—	102,180

Basic earnings per share
Earnings from continuing operations	$2.33	$(0.10)	$(0.09)	$2.14
Earnings from discontinued operations	—	—	0.09	0.09
Total	$2.33	$(0.10)	$—	$2.23

Diluted earnings per share
Earnings from continuing operations	$2.30	$(0.09)	$(0.09)	$2.12
Earnings from discontinued operations	—	—	0.09	0.09
Total	$2.30	$(0.09)	$—	$2.21

In order to correct the cumulative impact of the errors on periods prior to January 1, 2010, the Corporation recorded an adjustment of $16 million to decrease December 31, 2009 Retained earnings from $981 million to $965 million. The correction resulted in a decrease in 2010 Net earnings of $4 million, which resulted in a cumulative adjustment to 2010 Retained earnings from $1,072 million to $1,052 million. In order to correct the impact on Comprehensive income for the years ended December 31, 2011 and 2010 the Corporation recorded an adjustment to decrease Comprehensive income from $68 million to $64 million and from $124 million to $119 million, respectively.

The corrections to the Corporation’s December 31, 2011 Consolidated Balance Sheet are presented in the following table:

	(In thousands)
	As previously reported	Corrections	As restated

Consolidated Balance Sheet
Receivables, net	$556,026	$(13,017)	$543,009
Inventories, net	320,633	(7,588)	313,045
Other current assets	41,813	4,142	45,955
Total current assets	1,167,134	(16,463)	1,150,671

Property, plant, and equipment, net	443,555	(827)	442,728
Total assets	2,652,837	(17,290)	2,635,547

Deferred revenue	200,268	5,793	206,061
Other current liabilities	42,976	981	43,957
Total current liabilities	505,384	6,774	512,158

Total liabilities	1,423,798	6,774	1,430,572
Retained earnings	1,187,989	(24,064)	1,163,925
Total stockholders’ equity	1,229,039	(24,064)	1,204,975
Total liabilities and stockholders’ equity	2,652,837	(17,290)	2,635,547

The correction of the errors to the Corporation’s Consolidated Statement of Cash flows for the year ended December 31, 2011 and 2010 did not impact the net increase or decrease in cash and cash equivalents for any period. The corrections to the Corporation’s Consolidated Statement of Cash Flows are presented in the following tables:

For the year ended December 31, 2011:

	(In thousands)
	As previously reported	Corrections	As restated

Net earnings	$130,423	$(4,034)	$126,389
Adjustments to reconcile net earnings to net cash provided by operating activities:
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(86,000)	7,150	(78,850)
Inventories, net	(23,429)	2,306	(21,123)
Deferred revenue	53,498	(1,774)	51,724
Other current and long-term assets and liabilities	1,997	(4,157)	(2,160)

Net cash provided by operating activities	202,362	(509)	201,853

Cash flows from investing activities:
Additions to property, plant, and equipment	(84,831)	509	(84,322)

Net cash used for investing activities	(252,336)	509	(251,827)

For the year ended December 31, 2010:

	(In thousands)
	As previously reported	Corrections	As restated

Net earnings	$106,598	$(4,418)	$102,180
Adjustments to reconcile net earnings to net cash provided by operating activities:
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(60,208)	6,229	(53,979)
Inventories, net	10,640	761	11,401
Deferred revenue	(20,913)	179	(20,734)
Other current and long-term assets and liabilities	(1,829)	(2,962)	(4,791)

Net cash provided by operating activities	171,710	(211)	171,499

Cash flows from investing activities:
Additions to property, plant, and equipment	(52,980)	211	(52,769)

Net cash used for investing activities	(96,044)	211	(95,833)

3.	DISCONTINUED OPERATIONS

Heat Treating Business

On March 30, 2012, the Corporation sold the assets and real estate of its heat treating business, which had been reported in the Surface Technologies segment, to Bodycote plc for $52 million. The heat treating business’ operating results are included in discontinued operations in the Corporation’s Consolidated Statement of Earnings for all periods presented.

Components of earnings from discontinued operations are as follows for the year ended December 31:

(In thousands)	2012	2011	2010

Net sales	$10,785	$36,510	$31,178
Earnings from discontinued operations before income taxes	4,929	12,521	6,905
Provision for income taxes	(1,886)	(4,752)	(2,609)
Gain on divestiture, net of taxes of $11,400	18,512	—	—

Earnings from discontinued operations	$21,555	$7,769	$4,296

Legacy Distribution Business

On July 29, 2011, the Corporation sold the assets of the legacy distribution business within the Flow Control segment to McJunkin Red Man Corporation for $4.6 million in cash, including an adjustment based on closing inventory values. Working capital, exclusive of inventory, was retained by the Corporation. The determination was made to divest the business as it was not considered a core business of the Corporation. The disposal resulted in a loss of less than $0.1 million and was not reported as a discontinued operation as the amounts are not considered significant. The business contributed $13.7 million in sales and a pretax loss of $0.3 million for the year ended December 31, 2010.

Hydro-pneumatic (Hydrop) product line

On September 29, 2011, the Corporation sold the assets of the Hydrop suspension business, within the Controls segment, to Stromsholmen AB, a subsidiary of the Barnes Group for CHF 3.1 million ($3.5 million) in cash. Trade accounts receivable and payable were retained by the Corporation. The determination was made to divest the business as it was not considered a core business of the Corporation. The disposal resulted in a $1.3 million pre-tax gain and was not reported as discontinued operations as the amounts are not considered significant. This business contributed $0.8 million in sales for the year ended December 31, 2010.

4.	ACQUISITIONS

The Corporation continually evaluates potential acquisitions that either strategically fit within the Corporation’s existing portfolio or expand the Corporation’s portfolio into new product lines or adjacent markets. The Corporation has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Corporation’s financial statements. This goodwill arises because the purchase prices for these businesses reflect the future earnings and cash flow potential in excess of the earnings and cash flows attributable to the current product and customer set at the time of acquisition. Thus, goodwill inherently includes the know-how of the assembled workforce, the ability of the workforce to further improve the technology and product offerings, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

In 2012, the Corporation acquired eight businesses for an aggregate purchase price of $460 million, net of cash acquired, all of which are described in more detail below. In 2011, the Corporation acquired eight businesses and in 2010 the Corporation acquired two businesses, for an aggregate purchase of $178 million and $40 million, respectively, all of which are described in more detail below.

The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended December 31, 2012 are $21 million and $5 million, respectively.

The Corporation allocates the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. In the months after closing, as the Corporation obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and as the Corporation learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Corporation will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2012, 2011, and 2010:

(in thousands)	2012	2011	2010

Accounts receivable	$54,474	$19,078	$3,956
Inventory	52,215	23,813	3,052
Property, plant, and equipment	40,630	22,526	225
Other current assets	6,029	1,182	93
Intangible assets	183,481	53,717	14,792
Current and non-current liabilities	(45,288)	(13,510)	(3,671)
Pension and postretirement benefits	(8,144)	—	—
Deferred income taxes	(52,010)	—	(4,542)
Debt assumed	(13,819)	—	—
Holdback	—	(1,051)	—
Due to seller	(4,081)	(4,303)	—

Net tangible and intangible assets	213,487	101,452	13,905
(Gain on Bargain Purchase)	(910)	—	—
Purchase price	460,439	180,277	40,139

Goodwill	$247,862	$78,825	$26,234

Supplemental Pro Forma Statements of Operations Data (Unaudited)

The assets, liabilities and results of operations of the businesses acquired in 2011 and 2010 were not material to the Corporation’s consolidated financial position or results of operations, and therefore pro forma financial information for such business acquisitions is not presented.

The following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2012 as if the acquisitions had occurred on January 1, 2011 for purposes of the financial information presented for the years ended December 31, 2012 and 2011.

(In thousands, except per share data)	2012	2011

Net sales	$2,408,117	$2,317,776
Net earnings from continuing operations	103,107	112,478
Diluted earnings per share from continuing operations	2.17	2.39

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information for a 12 month period. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Elimination of historical intangible asset amortization expense (approximately $2.4 million).

•	Additional amortization expense (approximately $18.5 million) related to the fair value of identifiable intangible assets acquired.

•	Additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired.

•	Elimination of the fair value adjustments to acquisition-date inventory that has been sold in 2012, and recognition in 2011 of the full value of the fair value adjustment to acquisition date inventory

•

Elimination of $3.7 million of the Corporation’s acquisition costs directly attributable to the acquisition, and which do not have a continuing impact on the combined operating results. Included in these costs are advisory, investment banking and legal and regulatory costs incurred by the Corporation. The Corporation records acquisition costs in general and administrative expenses.

•	Elimination of historical interest expense (approximately $6.2 million).

•	Additional interest expense of $15.9 million associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2011.

FLOW CONTROL

2012 Acquisitions

Cimarron Energy

On November 21, 2012, the Corporation acquired Cimarron Energy, Inc. through the acquisition of 100% of the membership interests of Cimarron Energy Holding Company, LLC, for a net cash purchase price of $132.7 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

Cimarron is a manufacturer of highly customized and engineered energy production, processing and environmental solutions for the U.S. oil and gas industry. Cimarron has 368 employees and is headquartered in Norman, OK. Revenues of the acquired business were approximately $98 million for the year ended 2011. The business will operate within the Oil and Gas Systems of the Corporation’s Flow Control segment.

A.P. Services, LLC

On November 5, 2012, the Corporation acquired AP Services, LLC, through the acquisition of 100% of the membership interests of A.P. Holdco, LLC, the parent company of the operating entity, for a base cash purchase price of $30 million. The Purchase Agreement contains a pre and post-closing purchase price adjustment mechanism, resulting in an additional payment of $0.9 million at closing for estimated working capital. The agreement also contains representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

A.P. Services is a supplier of fluid sealing technologies and services to the nuclear and fossil power generation markets, with proven performance in delivering solutions that improve plant reliability and safety and also reduce operation and maintenance costs. A.P. Services has 84 employees and is based in Freeport, PA. Revenues of the acquired business were approximately $23 million for the year ended 2011. The business will operate within the Nuclear Group of the Corporation’s Flow Control segment.

Other Flow Control

During 2012, the Corporation acquired three product lines in two separate transactions for an aggregate purchase price of approximately $7 million. These product lines serve the commercial nuclear power market and consist of original equipment and re-engineered replacement products for obsolete equipment and product technology supporting steam generators on nuclear reactors. One of the acquisitions resulted in the recognition of a gain on bargain purchase of $0.9 million, as the value of assets acquired of $1.2 million exceeded the purchase price of $0.3 million. The Corporation will integrate these product lines within the Nuclear Group of the Corporation’s Flow Control segment.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	AP Services	Cimarron	Other Flow	Total

Accounts receivable	$3,364	$21,706	$—	$25,070
Inventory	2,389	18,987	236	21,612
Property, plant, and equipment	3,488	8,222	—	11,710
Other current assets	204	618	—	822
Intangible assets	8,000	55,000	4,681	67,681
Current and non-current liabilities	(748)	(21,434)	—	(22,182)
Deferred income taxes	(3,424)	(17,851)	—	(21,275)
Due to seller	(297)	(366)	(664)	(1,327)

Net tangible and intangible assets	12,976	64,882	4,253	82,111
(Gain on bargain purchase)	—	—	(910)	(910)
Purchase price	30,886	132,665	6,625	170,176

Goodwill	$17,910	$67,783	$3,282	$88,975

Goodwill tax deductible	Yes (1)	No	Yes

          (1) $13.3 million of the goodwill acquired is tax deductible.

2011 Acquisitions

Anatec International, Inc. and Lambert, MacGill, Thomas, Inc. (LMT)

On December 2, 2011, the Corporation acquired the assets of Anatec International, Inc, and Lambert, MacGill, Thomas, Inc. (Anatec and LMT) for $35.2 million in cash, including a purchase price adjustment of $1.2 million. The Asset Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility. As of December 31, 2012, all funds held in escrow have been released to the seller with no claims outstanding.

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

Douglas Equipment Ltd.

On April 6, 2011, the Corporation acquired the net assets of Douglas Equipment Ltd. (Douglas) for £12.3 million ($20.1 million) in cash. The Business Transfer Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

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

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Anatec	Douglas	Total

Accounts receivable	$4,685	$945	$5,630
Inventory	—	10,914	10,914
Property, plant, and equipment	1,581	619	2,200
Other current assets	185	309	494
Intangible assets	14,936	6,697	21,633
Current liabilities	(818)	(5,038)	(5,856)

Net tangible and intangible assets	20,569	14,446	35,015
Purchase price	35,201	20,094	55,295

Goodwill	$14,632	$5,648	$20,280

Goodwill tax deductible	Yes	Yes

CONTROLS

2012 Acquisitions

Exlar Corporation

On December 28, 2012, the Corporation acquired all the outstanding shares of Exlar Corporation for $84.3 million, net of cash acquired. The Stock Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

Exlar is a provider of motion control solutions, specifically electric actuators, to industry-leading customers in a variety of end markets including factory automation, food process/packaging and energy process, and military applications. Exlar employs 183 people and is headquartered in Chanhassen, Minnesota, with a sales and service office near Frankfurt, Germany. Revenues of the acquired business were approximately $40.0 million in 2011. The business will operate within the Integrated Sensing division of the Corporation’s Controls segment.

PG Drives Technology

On November 1, 2012, the Corporation acquired the net assets of PG Drives Technology, a business unit of Spirent plc, for $63.2 million in cash. The Asset Purchase Agreement contains customary representations and warranties. Management funded the purchase from the Corporation’s revolving credit facility and available cash on hand in foreign locations.

PG Drives Technology is a designer and manufacturer of highly engineered controllers and drives used in a wide variety of advanced electric-powered industrial and medical vehicles. PG Drives has 186 employees and operates principally from a design and manufacturing site in Christchurch, UK, with additional sales and technical support offices in the U.S., Taiwan, China, Hong Kong, South Korea, and Australia. Revenues of the acquired business were approximately $58.0 million in 2011. The business will operate within the Avionics & Industrial division of the Corporation’s Controls segment.

Williams Controls

On October 31, 2012, the Corporation entered into a definitive merger agreement to acquire Williams Controls in a cash tender offer of $15.42 per share. Total cash consideration for the shares, including the value of restricted stock and stock options, was approximately $110.4 million, net of cash acquired of $10.2 million. The Corporation also assumed $13.8 million in bank debt. Management funded the purchase from the Corporation’s revolving credit facility.

Williams Controls is a designer and manufacturer of highly engineered electronic sensors and electronic throttle controls for off-road equipment, heavy trucks, and military vehicles. Williams employs 294 people and operates principally from their headquarters in Portland, Oregon, with additional production facilities in China and India. Revenues of the acquired business were approximately $64.4 million for their last fiscal year ending September 30, 2012. The business will operate within the Avionics & Industrial division of the Corporation’s Controls segment.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	PG Drives	Williams Controls	Exlar	Total

Accounts receivable	$7,596	$10,383	$5,852	$23,831
Inventory	10,541	10,434	8,039	29,014
Property, plant, and equipment	1,589	16,137	4,177	21,903
Other current assets	220	4,552	435	5,207
Intangible assets	25,200	44,000	37,200	106,400
Current and non-current liabilities	(4,739)	(11,958)	(5,971)	(22,668)
Pension and postretirement benefits	—	(8,144)	—	(8,144)
Deferred income taxes	—	(15,736)	(14,999)	(30,735)
Debt assumed	—	(13,819)	—	(13,819)

Net tangible and intangible assets	40,407	35,849	34,733	110,989
Purchase price	63,219	110,433	84,311	257,963

Goodwill	$22,812	$74,584	$49,578	$146,974

Goodwill tax deductible	Yes	No	No

2011 Acquisitions

South Bend Controls

On October 11, 2011, the Corporation acquired the assets of South Bend Controls (SBC) for $11.2 million in cash, including a purchase price adjustment of $0.3 million. The Asset Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase primarily from the Corporation’s revolving credit facility and available cash on hand.

SBC is a designer and manufacturer of highly engineered, solenoid-based components used in critical applications serving the aerospace, defense, industrial and medical markets. Based in South Bend, Indiana, SBC has 63 employees, with union representation for 36 members of the workforce. Revenues of the acquired business were approximately $8.0 million in 2010. The business will operate within the Integrated Sensing division of the Corporation’s Controls segment.

ACRA Control Ltd.

On July 28, 2011, the Corporation acquired all of the issued and outstanding capital stock of ACRA Control Ltd. (ACRA) for €42.6 million (approximately $61.1 million) in cash, net of cash acquired. The Share Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase primarily from the Corporation’s revolving credit facility and cash generated from foreign operations.

ACRA is a supplier of data acquisition systems and networks, data recorders, and telemetry ground stations for both defense and commercial aerospace markets and will operate within the Integrated Sensing division of the Corporation’s Motion Control segment. ACRA had 128 employees on the date of acquisition and operates from a leased facility in Dublin, Ireland. ACRA had revenues of approximately €20.5 million ($27.1 million) for its fiscal year ended March 31, 2011.

Predator Systems, Inc.

On January 7, 2011, the Corporation acquired all the issued and outstanding capital stock of Predator Systems, Inc. (PSI) for $13.5 million in cash. The Stock Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

PSI designs and manufactures motion control components and subsystems for ground defense, ordnance guidance, and aerospace applications and will operate within the Flight Systems division of the Corporation’s Controls segment. PSI had 45 employees as of the date of the acquisition and is headquartered in Boca Raton, FL. Revenues of the acquired business were approximately $8.0 million for the year ended December 31, 2010.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	South Bend	ACRA	PSI	Total

Accounts receivable	$1,635	$8,901	$862	$11,398
Inventory	2,990	6,539	1,856	11,385
Property, plant, and equipment	727	1,600	2,100	4,427
Other current assets	32	456	67	555
Intangible assets	3,500	17,054	4,700	25,254
Current and non-current liabilities	(648)	(6,048)	(190)	(6,886)
Deferred income taxes	—	(2,303)	—	(2,303)

Net tangible and intangible assets	8,236	26,199	9,395	43,830
Purchase price	11,175	61,053	13,503	85,731

Goodwill	$2,939	$34,854	$4,108	$41,901

Goodwill tax deductible	Yes	No	Yes

2010 Acquisitions

Specialist Electronics Services Limited

On June 21, 2010, the Corporation acquired all the issued and outstanding stock of Specialist Electronics Services Ltd. (SES) for £14.3 million ($21.2 million), net of cash acquired. Under the terms of the Share Purchase Agreement, the Corporation deposited a portion of the purchase price into escrow as security for potential indemnification claims against the seller. In accordance with the terms of the Share Purchase Agreement, in June 2011, one-half of the escrow was released with no holdback for pending claims. Management funded the purchase from a combination of cash generated from foreign operations and the Corporation’s revolving credit facility.

SES provides a range of rugged products for airborne and other severe environments, with particular expertise in solid state data recording, computing, and control display units. Key platforms include fixed-wing, rotary-wing, and unmanned aircraft, tactical vehicles, and navy vessels. SES is located in Camberley, U.K. and had 41 employees as of the date of the acquisition. Revenues of the acquired business were £4.7 million ($7.5 million) for the fiscal year ended May 31, 2010.

Hybricon Corporation

On June 1, 2010, the Corporation acquired all the issued and outstanding stock of Hybricon Corporation (Hybricon) for $19.0 million in cash. Under the terms of the Stock Purchase Agreement, the Corporation deposited a portion of the purchase price into escrow as security for potential indemnification claims against the seller. As of December 31, 2011, all funds held in escrow have been released to the seller with no claims outstanding. Management funded the purchase from the Corporation’s revolving credit facility.

Hybricon designs and manufactures custom and standards-based enclosures and electronic backplanes for defense and commercial applications, and is a leading supplier for predominant embedded commercial-off-the-shelf system architectures. Hybricon had 72 employees as of the date of the acquisition and was located in Ayer, MA prior to its relocation to the existing Curtiss-Wright facility in Littleton, MA in December 2010. Revenues of the acquired business were $16.8 million for the fiscal year ended June 30, 2009.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	SES	Hybricon	Total

Accounts receivable	$1,683	$2,273	$3,956
Inventory	977	2,075	3,052
Property, plant, and equipment	74	151	225
Other current assets	25	68	93
Intangible assets	8,115	6,677	14,792
Current and non-current liabilities	(2,251)	(1,420)	(3,671)
Deferred income taxes	(2,255)	(2,287)	(4,542)

Net tangible and intangible assets	6,368	7,537	13,905
Purchase price	21,163	18,976	40,139

Goodwill	$14,795	$11,439	$26,234

Goodwill tax deductible	No	No

SURFACE TECHNOLOGIES

2012 Acquisitions

F.W. Gartner Thermal Spraying, Ltd.

On December 31, 2012, the Corporation acquired the assets of F.W. Gartner Thermal Spraying, Ltd. (Gartner), for approximately $32.3 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

Gartner is a provider of thermal spray coatings for the oil and gas, petrochemical, power generation, and other industrial markets in the U.S. Gartner operates out of two leased facilities in the Houston, TX area and employs 115 people. Revenues of the acquired business were approximately $19 million for the year ended December 31, 2011.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Gartner

Accounts receivable	$5,573
Inventory	1,589
Property, plant, and equipment	7,017
Intangible assets	9,400
Current and non-current liabilities	(438)
Due to seller	(2,754)

Net tangible and intangible assets	20,387
Purchase price	32,300

Goodwill	$11,913

Goodwill tax deductible	Yes

2011 Acquisitions

IMR Test Labs

On July 22, 2011, the Corporation acquired the assets of IMR Test Labs (IMR), for approximately $20.0 million in cash. The Corporation paid $18.0 million at closing, with a portion of the purchase price held back as security for potential indemnification claims. Management funded the purchase primarily from the Corporation’s revolving credit facility and available cash on hand.

The agreement also provides for contingent consideration based on achievement of certain sales targets. Based on the estimated amount of sales over the two-year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of $1.6 million. In 2012, $0.6 million was paid to the sellers related to 2011 performance. Additional purchase price of $0.2 million was also recorded related to the agreement’s purchase price adjustment mechanism, resulting in total cash consideration paid to date of $18.8 million.

IMR is a provider of mechanical and metallurgical testing services for the aerospace, power generation, and general industrial markets. Revenues of the acquired business were approximately $14.0 million for the year ended December 31, 2010.

Surface Technologies Division of BASF Corporation

On April 8, 2011, the Corporation acquired certain assets of BASF Corporation’s Surface Technologies (BASF) business for $20.5 million in cash. The Asset Purchase Agreement contains customary representations and warranties and provided for a purchase price adjustment based on the value of inventory at closing. The purchase price adjustment is reflected in the disclosed purchase price. Management funded the purchase from the Corporation’s revolving credit facility.

BASF’s Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings primarily for the aerospace and power generation markets and expands the coatings capabilities within the Corporation’s Surface Technologies segment. The business has approximately 150 employees at three operating facilities located in East Windsor, CT, Wilmington, MA and Duncan, SC. Revenues of the acquired business were approximately $29.0 million for the year ended December 31, 2010.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	BASF	IMR	Total

Accounts receivable	$—	$2,050	$2,050
Inventory	1,514	—	1,514
Property, plant, and equipment	12,774	3,125	15,899
Other current assets	—	133	133
Intangible assets	3,000	3,830	6,830
Current liabilities	(263)	(505)	(768)
Other liabilities	—	(1,051)	(1,051)
Due to seller	—	(2,000)	(2,000)

Net tangible and intangible assets	17,025	5,582	22,607
Purchase price	20,501	18,750	39,251

Goodwill	$3,476	$13,168	$16,644

Goodwill tax deductible	Yes	Yes

5.	RECEIVABLES

Receivables include current notes, amounts billed to customers, claims, other receivables, and unbilled revenue on long-term contracts, consisting of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year.

Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 37% and 41% of consolidated revenues in 2012 and 2011, respectively. Accounts receivable due directly or indirectly from these government sources represented 30% of net receivables for December 31, 2012 and 34% for 2011. No single commercial customer accounted for more than 10% of the Corporation’s net receivables as of December 31, 2012 and 2011.

The Corporation performs ongoing credit evaluations of its customers and establishes appropriate allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The composition of receivables is as follows as of December 31:

(In thousands)	2012	2011

Billed receivables:
Trade and other receivables	$402,891	$369,109
Less: Allowance for doubtful accounts	(7,013)	(6,880)

Net billed receivables	395,878	362,229

Unbilled receivables:
Recoverable costs and estimated earnings not billed	207,679	214,940
Less: Progress payments applied	(25,244)	(34,160)

Net unbilled receivables	182,435	180,780

Receivables, net	$578,313	$543,009

The net receivable balance at December 31, 2012, included $43.8 million related to the Corporation’s 2012 acquisitions.

6.	INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows as of December 31:

(In thousands)	2012	2011

Raw material	$224,613	$168,619
Work-in-process	92,761	89,832
Finished goods and component parts	107,173	81,544
Inventoried costs related to U.S. Government and other long-term contracts	38,000	35,347

Gross inventories	462,547	375,342

Less: Inventory reserves	(50,333)	(48,547)
Progress payments applied, principally related to long-term contracts	(14,743)	(13,750)

Inventories, net	$397,471	$313,045

The net inventory balance at December 31, 2012 included $52.2 million related to the Corporation’s 2012 acquisitions.

As of December 31, 2012 and 2011, inventory also includes capitalized contract development costs of $23.8 million and $17.5 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2012 and 2011, $5.4 million and $9.4 million, respectively, are scheduled to be liquidated under existing firm orders.

7.	PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows as of December 31:

(In thousands)	2012	2011

Land	$23,252	$22,405
Buildings and improvements	205,306	187,197
Machinery, equipment, and other	725,558	683,508

Property, plant, and equipment, at cost	954,116	893,110
Less: Accumulated depreciation	(464,523)	(450,382)

Property, plant, and equipment, net	$489,593	$442,728

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $62.8 million, $59.5 million, and $53.9 million, respectively.

The net property, plant and equipment balance at December 31, 2012, included $40.7 million related to the Corporation’s 2012 acquisitions.

8.	GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for 2012 and 2011 are as follows:

(In thousands)	Flow Control	Controls	Surface Technologies	Consolidated

December 31, 2010	$310,047	$354,607	$28,918	$693,572
Acquisitions	19,996	41,667	16,578	78,241
Divestitures	(540)	(1,170)	—	(1,710)
Goodwill adjustments	—	(3,955)	—	(3,955)
Foreign currency translation adjustment	(1,284)	(5,365)	(57)	(6,706)

December 31, 2011	$328,219	$385,784	$45,439	$759,442

Acquisitions	$88,975	$146,974	$11,913	$247,862
Divestitures	—	—	(3,649)	(3,649)
Goodwill adjustments	(707)	429	—	(278)
Foreign currency translation adjustment	1,697	8,039	187	9,923

December 31, 2012	$418,184	$541,226	$53,890	$1,013,300

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

During 2012, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2012. In 2012, $51.0 million of the goodwill on acquisitions is deductible for tax purposes. In 2011, $44.0 million of the goodwill on the 2011 on acquisitions is deductible for tax purposes.

The Corporation completed its annual goodwill impairment testing as of October 31, 2012, 2011, and 2010 and concluded that there was no impairment of value. The estimated fair value of the reporting units also substantially exceeds the recorded book value, with the exception of the oil and gas reporting unit, in the Flow Control segment. Based on the annual impairment test, the Corporation determined that the oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount.

9.	OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2012 and 2011. No indefinite lived intangible assets were purchased in 2012 or 2011.

(In thousands, except years data)	2012		2011

	Amount	Years	Amount	Years

Technology	$46,832	13.9	$12,555	10.9
Customer related intangibles	122,047	15.6	36,776	7.5
Other intangible assets	16,641	8.1	5,849	7.1

Total	$185,520	14.6	$55,180	8.2

The following tables present the cumulative composition of the Corporation’s acquired intangible assets as of December 31:

(In thousands) 2012	Gross	Accumulated Amortization	Net

Technology	$186,869	$(76,067)	$110,802
Customer related intangibles	337,558	(95,880)	241,678
Other intangible assets	86,157	(19,616)	66,541

Total	$610,584	$(191,563)	$419,021

(In thousands) 2011	Gross	Accumulated Amortization	Net

Technology	$155,406	$(65,291)	$90,115
Customer related intangibles	219,498	(77,945)	141,553
Other intangible assets	44,555	(14,775)	29,780

Total	$419,459	$(158,011)	$261,448

Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $31.1 million, $28.8 million, and $26.0 million, respectively. The estimated future amortization expense of purchased intangible assets is as follows:

(In thousands)

2013	$45,932
2014	38,739
2015	37,263
2016	36,340
2017	35,902

Included in other intangible assets at December 31, 2012 and 2011, are $9.9 million of intangible assets not subject to amortization. The Corporation completed its annual test of impairment of indefinite lived intangible assets during the fourth quarter of 2012, 2011, and 2010, and concluded there was no impairment of value.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In January 2012, the Corporation entered into three fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and one fixed-to-floating interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread. The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $200 million and $25 million at December 31, 2012.

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

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the consolidated balance sheet are below.

	December 31,

(In thousands)	2012	2011

Assets
Designated for hedge accounting
Interest rate swaps	$677	$—
Undesignated for hedge accounting
Forward exchange contracts	$250	$13

Total asset derivatives (A)	$927	$13

Liabilities
Designated for hedge accounting
Interest rate swaps	$1,419	$—
Undesignated for hedge accounting
Forward exchange contracts	$170	$356

Total liability derivatives (B)	$1,589	$356

     (A) Forward exchange derivatives and interest rate swap assets are included in Other current assets.

     (B) Forward exchange derivatives and interest rate swap liabilities are included in Other current liabilities.

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the years ended December 31, were as follows:

	December 31,
	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings

(In thousands)	2012	2011	2010	2012	2011	2010

Income statement classification:
Other income (loss), net	$(742)	$—	$—	$742	$—	$—

Undesignated hedges

The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

	December 31,

(In thousands)	2012	2011	2010

Forward exchange contracts:
General and administrative expenses	$883	$(654)	$3,114

Debt

The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2012. The fair value of our debt instruments are characterized as a Level 2 measurement in accordance with the fair value hierarchy. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2012, aggregated $596 million compared to a carrying value of $574 million. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2011, aggregated $615 million compared to a carrying value of $575 million.

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

Nonrecurring measurements

In connection with our 2012 restructuring initiative, the Corporation formally announced a plan to cease operations at a certain facility within our Surface Technologies segment during the fourth quarter of 2012. This decision resulted in a reduction of the useful life of the asset group at the facility. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, long-lived assets held and used with a carrying amount of $4.8 million were written down to their fair value of zero, resulting in an impairment charge of $4.8 million, which was included in General and administrative expenses during the twelve month period ended December 31, 2012. The fair value of the impairment charge was determined using the income approach over the reduced useful life of the asset group. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other observable inputs.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2012	2011

Accrued compensation	$73,643	$65,983
Accrued commissions	11,344	9,122
Accrued interest	4,994	4,282
Accrued taxes other than income taxes	3,109	4,088
Accrued insurance	6,062	5,817
Other	31,915	15,904

Total accrued expenses	$131,067	$105,196

Other current liabilities consist of the following as of December 31:

(In thousands)	2012	2011

Warranty reserves	$18,169	$16,076
Litigation reserves	2,001	10,335
Additional amounts due to sellers on acquisitions	8,275	4,983
Reserves on loss contracts	3,152	3,469
Deferred tax liability	1,759	2,278
Pension and other postretirement liabilities	4,164	2,670
Environmental reserves	1,493	1,443
Other	4,201	2,703

Total other current liabilities	$43,214	$43,957

The accrued expenses and other current liabilities at December 31, 2012 included $12.8 million and $5.1 million, respectively, related to the Corporation’s 2012 acquisitions.

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

(In thousands)	2012	2011

Warranty reserves at January 1,	$16,076	$14,841
Provision for current year sales	8,437	10,499
Current year claims	(4,649)	(7,615)
Change in estimates to pre-existing warranties	(3,168)	(1,825)
Increase due to acquisitions	1,743	221
Foreign currency translation adjustment	(270)	(45)

Warranty reserves at December 31,	$18,169	$16,076

12. RESTRUCTURING ACTIVITIES

2012 Restructuring Initiative

The Corporation focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the involuntary termination of certain positions and the consolidation of facilities and product lines.

During the year ended 2012, the Corporation recorded restructuring costs by segment as follows:

(In thousands)

	Flow Control	Controls	Surface Technologies	Consolidated

Cost of sales	$1,377	$2,351	$7,050	$10,778
Selling expenses	430	—	—	430
General and administrative	1,883	1,075	5,035	7,993

Total	$3,690	$3,426	$12,085	$19,201

During 2012, the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations. The plan impacted all three of the Corporation’s reportable segments and resulted in costs incurred of $19 million. In the Flow Control and Controls segments, restructuring costs of $4 million and $3 million, respectively, were primarily for severance and benefit costs associated with headcount reductions. In the Surface Technologies segment, restructuring costs of $7 million were primarily for severance and benefits costs and $5 million of non-cash costs for a fixed asset write-down due to the cease use of an operating facility.

The Corporation has completed its restructuring activities under the 2012 restructuring plan and does not plan to incur additional costs under this plan.

During the year ended 2011, the Corporation, in its Flow Control segment, incurred $0.2 million of severance and benefit costs related to headcount reductions within General and administrative expenses. These actions completed the 2010 oil and gas restructuring initiative.

During the year ended 2010, the Corporation recorded restructuring costs by segment as follows:

(In thousands)

	Flow Control	Controls	Surface Technologies	Consolidated

Cost of sales	$546	$498	$219	$1,263
Selling expenses	5	105	—	110
General and administrative	1,928	239	—	2,167

Total	$2,479	$842	$219	$3,540

During 2010, the Corporation continued its restructuring initiative from 2009 and in the fourth quarter of 2010, implemented its oil and restructuring initiative. These activities resulted in costs incurred of $3.5 million. The costs consisted of severance costs to involuntary terminate certain employees; relocation costs; exit activities of certain facilities, including lease cancellation costs; and external legal and consulting fees. In the Flow Control segment, the Corporation incurred $2.5 million of restructuring costs of which $1.4 million, $0.7 million and $0.4 million were for severance and benefits, facility closing costs, and relocation costs, respectively. In the Controls segment, the Corporation incurred $0.8 million of restructuring costs of which $0.7 million, $0.1 million, and $0.1 million were for severance and benefits, facility closing costs, and relocation costs, respectively. In the Surface Technologies segment, the Corporation incurred $0.2 million of restructuring costs of which $0.1 million and $0.1 million were for facility closing costs and relocation costs, respectively.

The following table summarizes the cash components of the Corporation’s restructuring plans. Accrued restructuring costs are included in Other current liabilities in the accompanying balance sheet.

(In thousands)

	Severance and Benefits	Abandonment of facility costs	Total

December 31, 2010	$170	$215	$385

Provisions	181	—	181
Payments	(351)	(215)	(566)

December 31, 2011	$—	$—	$—

Provisions	7,326	6,887	14,213
Payments	(6,306)	(781)	(7,087)

December 31, 2012	$1,020	$6,106	$7,126

13. INCOME TAXES

Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2012	2011	2010

Domestic	$54,941	$94,805	$87,806
Foreign	80,421	72,077	57,347

	$135,362	$166,882	$145,153

The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2012	2011	2010

Current:
Federal	$18,825	$19,771	$21,811
State	5,086	5,519	6,974
Foreign	23,033	19,632	15,663

	46,944	44,922	44,448

Deferred:
Federal	758	6,840	5,517
State	(1,122)	(697)	(208)
Foreign	(5,172)	(3,235)	(1,630)

	(5,536)	2,908	3,679

Valuation allowance	1,665	432	(858)

Provision for income taxes	$43,073	$48,262	$47,269

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2012	2011	2010

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	1.6	2.1	2.6
Rate changes	(0.2)	(0.3)	—
R&D tax credits	(1.0)	(4.7)	(3.9)
Foreign rate differential	(4.3)	(3.2)	(2.0)
All other, net	0.7	—	0.9

Effective tax rate	31.8%	28.9%	32.6%

The 2012 effective tax rate was primarily impacted from a full year of income in certain foreign jurisdictions as well as changes in the amounts of domestic and foreign earnings. During 2011, a $4.1 million U.S. research and development tax credit was recognized in the current year that did not occur in the prior year. The 2011 rate change is primarily due to the U.K. decreasing it’s statutory rate from 27% to 25%. The 2010 effective tax rate included a tax benefit of $4.2 million due to foreign cash repatriation. This was offset by a $0.8 million charge to write off a portion of deferred tax assets related to postretirement health care obligations. Health care legislation impacting the tax deductible prescription drug costs related to Medicare Part D will reduce the amount of the federal subsidy beginning in 2013 and reduce the deductible temporary difference relating to the benefit obligation. There was also a favorable impact as a result of a U.K. tax rate change which was offset by an unfavorable change in state tax rates. During 2010, the Company recorded a decrease of $1.0 million in the valuation allowance primarily related to the utilization of net operating loss carryforwards.

The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2012	2011

Deferred tax assets:
Environmental reserves	$10,086	$7,837
Inventories	20,051	17,788
Postretirement/postemployment benefits	13,992	13,757
Incentive compensation	10,299	10,477
Accrued vacation pay	5,373	5,227
Warranty reserves	4,776	4,350
Legal reserves	618	3,853
Share-based payments	9,442	9,608
Pension plans	92,736	77,193
Net operating loss	10,017	6,817
Deferred revenue	—	6,390
Other	16,423	12,005

Total deferred tax assets	193,813	175,302

Deferred tax liabilities:
Depreciation	50,469	47,434
Goodwill amortization	53,949	47,156
Other intangible amortization	76,008	30,318
Other	4,596	5,722

Total deferred tax liabilities	185,022	130,630

Valuation allowance	8,531	5,518

Net deferred tax assets	$260	$39,154

Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2012	2011

Net current deferred tax assets	$50,760	$54,275
Net current deferred tax liabilities	1,759	2,278
Net noncurrent deferred tax assets	1,709	12,137
Net noncurrent deferred tax liabilities	50,450	24,980

Net deferred tax assets	$260	$39,154

The Corporation has income tax net operating loss carryforwards related to international operations of approximately $26.7 million of which $19.2 million have an indefinite life and $7.5 million expire through 2021. The Corporation has state income tax net operating loss carryforwards of approximately $25.6 million which expire through 2032. The Corporation has recorded a deferred tax asset of $10 million reflecting the benefit of the loss carryforwards.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation has a valuation allowance of $8.5 million, as of December 31, 2012, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

Income tax payments of $42.7 million were made in 2012, $47.6 million in 2011, and $55.7 million in 2010.

No provision has been made for U.S. federal or foreign taxes on certain foreign subsidiaries’ undistributed earnings considered to be permanently reinvested, which at December 31, 2012 was $248.7 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, it is expected there would be minimal or no additional tax because of the availability of foreign tax credits.

The Corporation has recognized a liability for interest of $1.2 million and penalties of $0.8 million as of December 31, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2012	2011	2010

Balance at January 1,	$5,769	$4,490	$3,374
Additions for tax positions of prior periods	4,591	915	6
Additions for tax positions related to the current year	1,019	533	1,954
Settlements	(53)	(66)	(161)
Lapses of statute of limitations	(28)	(101)	(680)
Foreign currency translation	3	(2)	(3)

Balance at December 31,	$11,301	$5,769	$4,490

In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2012:

United States (Federal)	2008 - present
United States (Various states)	1998 - present
United Kingdom	2005 - present
Canada	2006 - present

It is reasonably possible that the amount of the remaining liability for unrecognized tax benefits could decrease by $3.9 through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2012, 2011, and 2010 is $9.0 million, $4.0 million, and $2.9 million, respectively, which, if recognized, would favorably affect the effective income tax rate.

14. DEBT

Debt consists of the following as of December 31:

(In thousands)	2012	2012	2011	2011

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$9,004	$9,004
Revolving credit agreement, due 2017	286,800	286,800	—	—
5.74% Senior notes due 2013	125,011	128,198	125,024	134,982
5.51% Senior notes due 2017	150,000	168,491	150,000	172,871
3.84% Senior notes due 2021	100,677	100,677	100,000	101,886
4.24% Senior notes due 2026	198,581	198,581	200,000	204,965
Other debt	10,746	10,746	2,402	2,402

Total debt	880,215	901,893	586,430	626,110
Less: current portion of long-term debt and short-term debt	128,225	128,225	2,502	2,502

Total long-term debt	$751,990	$773,668	$583,928	$623,608

The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 2.00% and 0.80% in 2012 and 2011, respectively.

The fair value of the Corporation’s debt is prepared in accordance with the requirements of U.S. GAAP, as noted in Note 10 of the Consolidated Financial Statements. The estimated fair value amounts were determined by the Corporation using available market information which is primarily based on quoted market prices for the same or similar issues. The carrying amount of the Revolving Credit Agreement and Industrial Revenue Bonds approximates fair value as the interest rates on this variable debt are reset periodically to reflect market conditions and rates. Fair values for the Corporation’s fixed rate debt totaled $596 million and $615 million at December 31, 2012 and 2011, respectively. These fair values were estimated by management. The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Aggregate maturities of debt are as follows:

(In thousands)

2013	$128,225
2014	7,483
2015	34
2016	14
2017	436,800
Thereafter	308,400

Total	$880,956

Interest payments of $24 million, $17 million, and $21 million were made in 2012, 2011, and 2010, respectively.

In August 2012, we amended and refinanced our existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A.. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the revolving credit agreement, we have a borrowing capacity of $500 million. In addition, the credit agreement provides an accordion feature which allows us to borrow an additional $100 million. As of December 31, 2012, we had $47 million in letters of credit supported by the credit facility and $287 million of borrowings under the credit facility.

The revolving credit agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as non-payment of principal when due; nonpayment of interest, fees, or other amounts; cross-payment default and cross-acceleration.

Borrowings under the credit agreement will accrue interest based on (i) Libor or (ii) a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate, or (c) the Eurocurrency rate plus 1%, plus a margin. The interest rate and level of facility fees are dependent on certain financial ratios, as defined in the Credit Agreement. The Credit Agreement also provides customary fees, including administrative agent and commitment fees. In connection with the Credit Agreement, we paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement.

On December 8, 2011 the Corporation issued $300 million of Senior Notes (the 2011 Notes). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios and funding obligations under the defined pension plan, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.

The debt outstanding had fixed and variable interest rates averaging 4% during the twelve months ended December 31, 2012.

On December 1, 2005, the Corporation issued $150 million of 5.51% Senior Notes (the 2005 Notes). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and are being amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2005 Notes also contain a cross default provision with the Corporation’s other senior indebtedness.

On September 25, 2003, the Corporation issued $200 million of Senior Notes (the 2003 Notes). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured on September 25, 2010 and $125 million of 5.74% Senior Notes that mature on September 25, 2013. The $75 million 5.13% Senior Notes were repaid during the third quarter of 2010 by drawing down on our revolver. The 2003 Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2003 Notes, subject to a make-whole amount in accordance with the Note Purchase Agreement. The Corporation paid customary fees that have been deferred and are being amortized over the terms of the 2003 Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2003 Notes also contain a cross default provision with the Corporation’s other senior indebtedness.

15.	EARNINGS PER SHARE

The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.

As of December 31, 2012, 2011, and 2010 there were 633,000, 653,000, 1,068,000 stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.

Earnings per share calculations for the years ended December 31, 2012, 2011, and 2010, are as follows:

(In thousands, except stock options outstanding)	Earnings from continuing operations	Weighted- Average Shares Outstanding	Earnings per share from continuing operations

2012:

Basic earnings per share from continuing operations	$92,289	46,743	$1.98
Dilutive effect of stock options and deferred stock compensation		669

Diluted earnings per share from continuing operations	$92,289	47,412	$1.95

2011:

Basic earnings per share from continuing operations	$118,620	46,372	$2.56
Dilutive effect of stock options and deferred stock compensation		641

Diluted earnings per share from continuing operations	$118,620	47,013	$2.52

2010:

Basic earnings per share from continuing operations	$97,884	45,823	$2.14
Dilutive effect of stock options and deferred stock compensation		499

Diluted earnings per share from continuing operations	$97,884	46,322	$2.12

16.	SHARE-BASED COMPENSATION PLANS

Effective in 2011, the Corporation maintains two share-based compensation plans, restricted stock units and performance share units, both of which are utilized only in our executive Long Term Incentive grants. Previous grants included non-qualified stock options (NQSO) to all participants. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2012, 2011, and 2010 is as follows:

(In thousands)	2012	2011	2010

Non-qualified stock options	$942	$3,066	$6,825
Employee Stock Purchase Plan	1,303	658	1,291
Performance Share Units	3,179	2,591	2,079
Restricted Stock and Restricted Share Units	3,237	2,771	2,533
Other share-based payments	767	535	650

Total share-based compensation expense before income taxes	$9,428	$9,621	$13,378

Other share-based payments include restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2012, 2011, or 2010.

2005 Long-Term Incentive Plan

Awards under the 2005 Long Term Incentive Plan (the 2005 LTI Plan) consist of three ongoing components, performance units (cash), performance share units, and time-based restricted stock units, and two legacy components, restricted stock and non-qualified stock options. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares (as adjusted for subsequent stock splits and dividends) of common stock were registered. Issuances of common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. No more than 200,000 shares of common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.

The Corporation awarded total performance units (cash) of $16.2 million, $19.3 million, and $14.1 million in 2012, 2011, and 2010, respectively, to certain key employees. The performance units are denominated in U.S. dollars and are contingent upon the Corporation’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The estimated cost of such awards is expensed over the three-year performance period. Performance unit expense was $12.6 million, $8.1 million, and $6.5 million in 2012, 2011, and 2010, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.

Non-Qualified Stock Options (NQSO)

Effective November 2011, the Corporation no longer grants non-qualified stock options under the 2005 LTI Plan. Prior to November 2011, the Corporation granted non-qualified stock options to key employees each year. Stock options granted under the 2005 LTI Plan expire ten years after the date of the grant and are generally exercisable (vest) one-third per year beginning with 12 months following the date of grant. The fair value of the NQSO’s was estimated at the date of grant using a Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock and other factors. The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2012	2011	2010

Risk-free rate	—	2.45%	1.68%
Expected volatility	—	30.20%	30.50%
Expected dividend yield	—	0.92%	1.07%
Expected term (in years)	—	6	6
Weighted-average grant-date fair value of options	—	$10.57	$8.52

A summary of employee stock option activity under the 2005 LTI Plan is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2011	3,407	$31.83
Granted	—	—
Exercised	(282)	23.94
Forfeited	(92)	27.11

Outstanding at December 31, 2012	3,033	$32.71	5.7	$8,149

Exercisable at December 31, 2012	2,776	$32.96	5.5	$7,378

The total intrinsic value of stock options exercised during 2012, 2011, and 2010 was $3.1 million, $3.9 million, and $1.8 million, respectively. The above table represents the Corporation’s estimate of options fully vested and/or expected to vest. Expected forfeitures are not material and therefore are not reflected in the above table.

NQSO grants vest over three years and compensation cost is recognized over the requisite service period for each separately vesting portion of each award as if each award was, in substance, multiple awards. During 2012, 2011, and 2010, compensation cost associated with NQSOs was $0.9 million, $3.1 million, and $6.8 million respectively, which was charged to expense. As of December 31, 2012, there was $0.3 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over 2013.

Cash received from option exercises during 2012, 2011, and 2010 was $6.7 million, $4.2 million, and $1.8 million, respectively. The total tax benefit generated from options exercised during 2012, 2011, and 2010, was $1.0 million, $1.1 million, and $0.6 million, respectively. Tax benefits received on exercised options, which were subject to expense under U.S. GAAP, have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expense have been credited to additional paid in capital.

Performance Share Units

Since 2005, the Corporation has granted performance share units to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various company-wide, three-year performance goals around net income targets, both against budget and as a percentage of sales against a peer group. The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s Common stock on the date of grant.

A summary of the Corporation’s performance-share units for 2012 is as follows:

	Shares/Units (000’s)	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Non-vested at December 31, 2011	926	$31.67
Granted	134	32.95
Vested	(98)	30.12
Forfeited	(90)	30.90

Non-vested at December 31, 2012	872	$32.12	1.5	$28,622

Expected to vest at December 31, 2012	194	$30.74	2.4	$6,355

The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period. As forfeiture and performance assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change. As of December 31, 2012, the weighted average remaining vesting term of performance based share units is 2.4 years.

As of December 31, 2012, there was $8.0 million of unrecognized compensation cost, which is expected to be recognized over a period of 1.5 years related to non-vested performance share units.

Restricted Share Units

Restricted share units cliff vest three years after the date of grant.

The restricted share units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranged from 3.0 years to 10.1 years. The non-vested restricted stock is subject to forfeiture if employment is terminated other than due to death or disability. The restricted share units are subject to forfeiture if employment is terminated and are nontransferable.

A summary of the Corporation’s restricted share units for 2012 is as follows:

	Shares/Units (000’s)	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)

Non-vested at December 31, 2011	368	$33.15
Granted	102	32.95
Vested	(75)	30.90
Forfeited	—	—

Non-vested at December 31, 2012	395	$33.53	3.2	$12,988

Expected to vest at December 31, 2012	395	$33.53	3.2	$12,988

As of December 31, 2012, there was $7.7 million of unrecognized compensation cost, which is expected to be recognized over a period of 3.2 years related to non-vested restricted stock and restricted share units.

Employee Stock Purchase Plan

The Corporation’s ESPP enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the fair market value at the end of each offering period. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), participation may be terminated at any time by the employee and automatically ends on termination of employment with the Corporation. Effective January 1, 2011, the Corporation increased the number of shares authorized for issuance under the ESPP by an additional 1,200,000 shares, from 2,000,000 to 3,200,000, and extended the term of the ESPP by an additional two years through October 1, 2015. The common stock to satisfy the stock purchases under the ESPP were originally designated as newly issued shares of common stock; however, the Company has reserved the additional 1,200,000 shares from Treasury. During 2012, there were 293,124 shares purchased under the ESPP. As of December 31, 2012, the Corporation has withheld $4.1 million from employees, the equivalent of 150,609 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.2 million of tax benefit associated with disqualifying dispositions during 2012, all of which was credited to additional paid in capital. Effective as of January 1, 2010, the plan’s look-back feature was eliminated from the ESPP.

2005 Stock Plan for Non-Employee Directors

The 2005 Stock Plan for Non-Employee Directors (2005 Stock Plan), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2012, 2011, and 2010, the value of the award granted was $70,000 per director, respectively. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards will be amortized over the three year restriction period from the date of grant or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time five year restricted stock award of $35,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2012 the Corporation awarded 16,977 shares of restricted stock, of which 8,935, have been deferred by certain directors. During 2011, the Corporation awarded 16,680 shares of restricted stock, of which 7,820 have been deferred by certain directors. During 2010 the Corporation awarded 18,456 shares of restricted stock, of which 9,228 have been deferred by certain directors.

Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 Stock Plan, the Corporation had provided for an aggregate additional 68,974 and 74,017 shares at an average price of $31.16 and $30.26, respectively, as of December 31, 2012 and 2011. During 2012 and 2011, the Corporation issued 12,955 and 12,687 shares, respectively, in compensation pursuant to such elections.

17.	ENVIRONMENTAL COSTS

The Corporation has been named as a potentially responsible party (PRP), as have many other corporations and municipalities, in a number of environmental clean-up sites. The Corporation continues to make progress in resolving these claims through settlement discussions and payments from established reserves. The superfund sites remaining open at the end of the year are: Caldwell Trucking landfill superfund site, located in Fairfield, New Jersey; Sharkey landfill superfund site, located in Parsippany, New Jersey; and Chemsol, Inc. superfund site, located in Piscataway, New Jersey. The Corporation believes that the outcome for any of these remaining sites will not have a material effect on the Corporation’s results of operations or financial position.

The Corporation continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey, site through 2012. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement. The reserve balance as of December 31, 2012, was $7.3 million, which is essentially unchanged from the prior year.

In 1992, the Corporation was named as a PRP in the Caldwell Trucking superfund site. The majority of the costs for this site have been for soil and groundwater remediation. As of December 31, 2012, the Corporation’s reserve balance was $4.6 million, which largely represents continuing operation and maintenance costs, system performance monitoring efforts, and assessment sampling.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation. In the fourth quarter of 2012, in connection with its license renewal, the Corporation increased its asset retirement obligation by $6 million, to $9 million, for these licenses and revised its estimated settlement date to 2032. The Corporation recorded accretion expense of less than $1 million during the twelve months ended December 31, 2012. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.

The Corporation’s aggregate environmental obligation at December 31, 2012 was $16.4 million compared to $20.5 million at December 31, 2011. Approximately 25.9% of the Corporation’s environmental reserves as of December 31, 2012, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted using an appropriate discount rate to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2012, the undiscounted cash flows associated with the discounted reserves were $19.7 million and are anticipated to be paid over the next 30 years.

18.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation maintains fourteen separate and distinct pension and other postretirement defined benefit plans, consisting of seven domestic pensions and other postretirement benefit plans and seven separate foreign pension plans. The Corporation maintains the following legacy domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the Curtiss-Wright Plans), and a postretirement health benefits plan for EMD employees. With the acquisition of Williams Controls on December 14, 2012, the Corporation acquired three new domestic plans: a qualified salaried employee pension plan, a qualified hourly employee pension plan, and a postretirement health-benefits plan (the Williams Plans).

The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Mexico, and one plan each in Canada and Switzerland. In 2010, a defined benefit plan in Norway was terminated and replaced with a defined contribution plan. The total projected benefit obligation related to all foreign plans is $83.0 million as of December 31, 2012. Each plan and further information on the Norway plan termination is described below.

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

On December 31, 2012, the Corporation amended the CW Pension Plan to close the benefit to EMD employees hired after January 1, 2014. Prior to this change, effective February 1, 2010, the Corporation amended the CW Pension Plan to close the traditional benefit to new CW non-union employees. All new employees hired on or after the effective date are eligible for the cash balance benefit.

At December 31, 2012 and 2011, the Corporation had a noncurrent pension liability of $195.9 million and $180.8 million, respectively. The Corporation made $40.1 million of contributions to the CW Pension Plan in 2012 and expects to make a contribution of approximately $35.0 million in 2013. This reduction is largely due to relief provided by the Moving Ahead for Progress in the 21st Century Act (MAP-21), which provides pension plan sponsors with short-term funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans. The Corporation expects to make cumulative contributions of approximately $220 million from 2013 through 2017.

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $34.4 million and $23.4 million as of December 31, 2012 and 2011, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $2.4 million in 2013.

The Corporation provides postretirement health benefits to certain employees (the “CW Retirement Plan”). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The obligation associated with these active employees was transferred to the CW Pension Plan. The plan continues to be maintained for retired employees. The Corporation had an accrued postretirement benefit liability of $0.6 million as of December 31, 2012 and 2011. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2013.

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

The Corporation had an accrued postretirement benefit liability at December 31, 2012 and 2011 of $20.7 million and $20.9 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2012 and 2011, the discounted receivable included in other assets was $2.0 million and $2.4 million, respectively. The Corporation expects to contribute $1.4 million to the EMD Retirement Plan during 2013.

The Williams Plans

The Corporation acquired two defined benefit pension plans and a postretirement benefit plan with the acquisition of Williams Controls on December 14, 2012. The two defined benefit plans, an hourly employee plan and salaried employee plan, provide a fixed formula benefit to members upon retirement. The postretirement benefit plan provides health care and life insurance benefits for certain of its retired employees. No new employees are being admitted into these plans. As of December 31, 2012, the Corporation had an accrued pension liability of $6.2 million and an accrued postretirement benefit liability of $2.1 million related to these plans. The Corporation expects to contribute $1.2 million into these plans in 2013.

Foreign Plans

Indal Technologies Hourly Plan (Canada)

The Pension Plan for Hourly Employees of Indal Technologies, Inc. (“Indal Plan”) commenced on March 1, 2005 in connection with the acquisition of Indal by the Corporation. This non-contributory defined benefit plan provides monthly benefits to eligible members equal to a member’s credited service multiplied by a fixed dollar amount. As of December 31, 2012 and 2011, the Corporation had an accrued pension liability of $1.2 million and $0.9 million, respectively. The Corporation’s contributions to the Indal Plan are expected to be $0.7 million in 2013.

Metal Improvement Company – Salaried Staff Pension Scheme (U.K.)

The Corporation maintains the Salaried Staff Pension scheme (“MIC Plan”) for the benefit of Metal Treatment employees in the U.K. This contributory plan provides defined benefits to eligible members equal to one-sixtieth of final pensionable salary for each year of pensionable service. Members contribute at the rate of 9% of their pensionable salary, and the Corporation funds the balance of the cost to provide benefits. The plan provides for early retirement at reduced benefits and was closed to new entrants as of January 1, 2004. As of December 31, 2012 and 2011, the Corporation had an accrued pension liability of $2.4 million and $3.2 million, respectively. The Corporation’s contributions to the MIC Plan are expected to be approximately $0.8 million in 2013.

Penny & Giles Pension Plan (U.K.)

The Penny & Giles Pension Plan (“P&G Plan”) is a contributory plan that provides for both defined benefit and defined contribution benefits. Defined benefit members are entitled to final salary related benefits equal to one-sixtieth of final pensionable salary for each year of pensionable service. The P&G Plan provides for early retirement at reduced benefits and was closed to new entrants at time of acquisition in 2002. The following disclosures include information for the Penny & Giles defined benefit section only, which represents the majority of the P&G Plan’s costs. As of December 31, 2012 and 2011, the Corporation had an accrued pension liability of $1.0 million and $2.0 million, respectively. The Corporation’s contributions to the P&G Plan are expected to be approximately $2.1 million in 2013.

Mechetronics Limited Retirement Benefits Scheme (U.K.)

The Corporation assumed defined benefit obligations as a result of our Mechetronics acquisition on October 1, 2009. The plan is based on final pensionable salary and years of service. As a result of the restructuring of Mechetronics and the consolidation of U.K. operations in 2010, there are no active employees in the pension plan as of December 31, 2010 as the employees became deferred vested participants. As of December 31, 2012 and 2011, the Corporation had an accrued pension liability of $3.0 million. The Corporation’s contributions to the plans are expected to be immaterial in 2013.

Curtiss Wright Antriebstechnik GmbH (“CWAT”) Pension Plan (Switzerland)

CWAT sponsors a defined contribution plan covering 87 employees as of December 31, 2012. Under Swiss Law, there is a guaranteed minimum benefit requirement which must be valued as a defined benefit obligation for U.S. GAAP purposes. As of December 31, 2012 and 2011, the Corporation had an accrued pension liability of $0.3 million. The Corporation’s contributions to the plan are expected to be $1.0 million in 2013.

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

The following table details the components of net periodic pension expense for all Pension Plans:

Components of net periodic benefit expense: (In thousands)	2012	2011	2010

Service cost	$40,274	$36,276	$33,332
Interest cost	26,303	26,361	25,248
Expected return on plan assets	(33,585)	(31,635)	(28,904)
Amortization of prior service cost	1,201	1,210	1,111
Recognized net actuarial loss	11,023	5,464	1,815
Cost of settlements/curtailments	—	194	(1,245)

Net periodic benefit cost	$45,216	$37,870	$31,357

Net periodic benefit cost, specifically service and interest cost, has increased over the reported periods due to growth in headcount and service accruals related to existing employees under the age and service-based formula in the plan. The recognized actuarial loss has increased over the reported periods, due largely to the decline in the discount rate.

The Cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. The settlement charge in 2011 is resulting from the retirement of employees in Switzerland and Mexico. In 2010, the gain resulted from the termination of the defined benefit plan in Norway, offset by settlement charges due to workforce reductions in Mexico and retirements in Switzerland.

The following table details the components of net periodic expense for the Corporation’s Postretirement Benefit Plans:

(In thousands)	2012	2011	2010

Service cost	$448	$388	$578
Interest cost	939	1,009	1,342
Amortization of prior service cost	(629)	(629)	(105)
Recognized net actuarial gain	(682)	(901)	(1,132)

Net periodic postretirement benefit (income) cost	$76	$(133)	$683

In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described earlier. The postretirement benefits information includes all domestic postretirement benefit plans, as there are no foreign postretirement benefit plans. All plans were valued using a December 31, 2012 measurement date to comply with the requirements of U.S. GAAP to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

	Pension Benefits		Postretirement Benefits

(In thousands)	2012	2011	2012	2011

Change in benefit obligation:
Beginning of year	$597,146	$521,305	$21,467	$19,972
Service cost	40,274	36,276	448	388
Interest cost	26,303	26,361	939	1,009
Plan participants’ contributions	2,381	2,424	91	381
Amendments	—	118	—	—
Actuarial loss (gain)	55,833	38,045	(377)	1,350
Benefits paid	(37,180)	(27,177)	(1,286)	(1,681)
Business combinations	17,218	—	2,109	—
Special termination benefits	—	143	—	—
Retiree drug subsidy received	—	—	—	48
Settlements	—	(117)	—	—
Currency translation adjustments	3,047	(232)	—	—

End of year	$705,022	$597,146	$23,391	$21,467

Change in plan assets:
Beginning of year	$383,149	$372,199	$—	$—
Actual return on plan assets	52,975	(4,454)	—	—
Employer contribution	45,230	40,735	1,195	1,300
Plan participants’ contributions	2,381	2,424	91	381
Business combinations	10,983		—
Benefits paid	(37,180)	(27,177)	(1,286)	(1,681)
Settlements	—	(117)	—	—
Currency translation adjustments	2,664	(461)	—	—

End of year	$460,202	$383,149	$—	$—

Funded status	$(244,820)	$(213,997)	$(23,391)	$(21,467)

	Pension Benefits		Postretirement Benefits

(In thousands)	2012	2011	2012	2011

Amounts recognized on the balance sheet
Current liabilities	$(2,469)	$(1,069)	$(1,695)	$(1,601)
Noncurrent liabilities	(242,351)	(212,928)	(21,696)	(19,866)

Total	$(244,820)	$(213,997)	$(23,391)	$(21,467)

Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$201,218	$175,524	$(10,212)	$(10,516)
Prior service cost	5,612	6,791	(5,615)	(6,244)

Total	$206,830	$182,315	$(15,827)	$(16,760)

Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$17,112	$9,979	$(639)	$(719)
Prior service cost recognition	$1,201	$1,200	$(629)	$(629)

Accumulated benefit obligation	$644,483	$546,635	N/A	N/A

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$639,745	$557,316	N/A	N/A
Accumulated benefit obligation	592,660	516,115	N/A	N/A
Fair value of plan assets	398,687	345,640	N/A	N/A

Plan Assumptions

	Pension Benefits		Postretirement Benefits

	2012	2011	2012	2011

Weighted-average assumptions in determination of benefit obligation:
Discount rate	3.95%	4.46%	3.70%	4.48%
Rate of compensation increase	3.94%	3.96%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.00%	8.00%
Ultimate rate reached in 2019 and 2014, respectively	N/A	N/A	5.50%	5.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	4.46%	5.16%	4.48%	5.21%
Expected return on plan assets	8.02%	8.14%	N/A	N/A
Rate of compensation increase	3.96%	3.99%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.00%	8.50%
Ultimate rate reached in 2019 and 2014, respectively	N/A	N/A	5.50%	5.50%

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

The effect on the CW and EMD Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease

Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	$36	$(34)

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

The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s domestic retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 81% of consolidated assets:

	As of December 31,		Target Exposure	Expected Range
Asset class	2012	2011

Domestic equities	50%	50%	50%	40%-60%
International equities	15%	13%	15%	10%-20%

Total equity	65%	63%	65%	55%-75%
Fixed income	33%	34%	35%	25%-45%

As of December 31, 2012 and 2011, cash funds in the CW Pension Plan represented less than 3% of portfolio assets. The Williams Plans, which represent approximately 2% of domestic retirement assets, are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 6.75%.

Foreign plan assets represent 16% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The U.K. foreign plans follow a similar asset allocation strategy, while other foreign plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 5.66% for all foreign plans.

The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.

Fair Value Measurements

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2012:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$17,657	$1,887	$15,770	$—
Equity Securities:
U.S. Large Cap (a)	132,892	130,771	2,121	—
U.S. Mid Cap	236	—	236
U.S. Small Cap (b)	33,309	33,067	242	—
Foreign Large Cap (c)	73,242	72,369	873	—
Foreign Mid Cap	271	271	—	—
Foreign Index Funds (d)	27,865	2,268	25,597	—
Balanced Funds (e)	14,957	—	14,957	—

Total Equities	$282,772	$238,746	$44,026	$—

Fixed Income Securities:
U.S. Corporate Bonds (f)	25,543	—	25,543	—
U.S. Government Bonds	3,773	3,773	—	—
U.S. Fixed Income Mutual Fund (g)	65,245	65,245	—	—
US Other Fixed Income (h)	31,101	28,393	2,708	—
Foreign Government Bonds (i)	4,236	1,604	2,632	—
Foreign Corporate Bonds (i)	5,693	2,035	3,658	—
Foreign Government Index Funds (j)	1,607	—	1,607	—
Foreign Corporate Bond Index Funds (j)	10,930	—	10,930	—

Total Fixed Income Securities	$148,128	$101,050	$47,078	$—

Alternative Investments:
Insurance Contracts (k)	10,917	—	—	10,917

Total Alternative Investments	$10,917	$—	$—	$10,917

Real Estate:
Foreign Real Estate (l)	728	—	—	728

Total Real Estate	$728	$—	$—	$728
Total Assets	$460,202	$341,683	$106,874	$11,645

The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2011:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$16,628	$1,932	$14,696	$—
Equity Securities:
U.S. Large Cap (a)	116,277	116,084	193	—
U.S. Small Cap (b)	28,726	28,726	—	—
Foreign Large Cap (c)	53,311	53,311	—	—
Foreign Mid Cap	222	222	—	—
Foreign Index Funds (d)	24,612	2,219	22,393	—
Balanced Funds (e)	10,472	—	10,472	—

Total Equities	$233,620	$200,562	$33,058	$—

Fixed Income Securities:
U.S. Corporate Bonds (f)	19,472	—	19,472	—
U.S Government Bonds	700	700	—	—
U.S. Fixed Income Mutual Fund (g)	59,791	59,791	—	—
U.S. Other Fixed Income (h)	23,062	23,062	—	—
Foreign Government Bonds (i)	3,996	1,410	2,586	—
Foreign Corporate Bonds (i)	4,306	1,745	2,561	—
Foreign Government Index Funds (j)	1,616	—	1,616	—
Foreign Corporate Bond Index Funds (j)	9,265	—	9,265	—

Total Fixed Income Securities	$122,208	$86,708	$35,500	$—

Alternative Investments:
Insurance Contracts (k)	10,081	—	—	10,081

Total Alternative Investments	$10,081	$—	$—	$10,081

Real Estate:
Foreign Real Estate (l)	612	—	—	612

Total Real Estate	$612	$—	$—	$612
Total Assets	$383,149	$289,202	$83,254	$10,693

(a)	This category comprised of two growth and two value-oriented portfolios of U.S. securities benchmarked against the S&P 500 index.

(b)	This category consists of a portfolio of U.S. securities benchmarked against the Russell 2000 index.

(c)	This category consists of two international mutual funds benchmarked against the MSCI EAFE index. This category also includes individual foreign equity holdings in the CW Pension Plan.

(d)	This category is comprised primarily of global equity index mutual funds associated with the U.K. based pension plans.

(e)	This category consists of three balanced funds associated with the Canadian and U.K. based pension plans composed, in aggregate, of approximately 50% equities and 50% fixed income/cash.

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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012 and 2011:

	Insurance Contracts	Real Estate	Total

December 31, 2010	$8,903	$797	$9,700
Actual return on plan assets:
Relating to assets still held at the reporting date	188	33	221
Relating to assets sold during the period	—	3	3
Purchases, sales, and settlements	1,092	(230)	862
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	(102)	9	(93)

December 31, 2011	$10,081	$612	$10,693

Actual return on plan assets:
Relating to assets still held at the reporting date	151	42	193
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	429	57	486
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	256	17	273

December 31, 2012	$10,917	$728	$11,645

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total

2013	$41,156	$1,695	$42,851
2014	43,992	1,671	45,663
2015	45,581	1,657	47,238
2016	47,843	1,622	49,465
2017	48,088	1,614	49,702
2018 - 2022	269,063	7,834	276,897

Other Pension and Postretirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.

In addition, the Corporation had foreign pension costs under various defined contribution plans of $4.8 million, $3.7 million, and $2.8 million in 2012, 2011, and 2010, respectively.

19. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $35.6 million in 2012, $33.6 million in 2011, and $31.2 million in 2010.

At December 31, 2012, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments

2013	$31,180
2014	27,339
2015	24,046
2016	20,290
2017	17,230
Thereafter	80,700

Total	$200,785

20. SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves. Based on this approach, the Corporation has three reportable segments: Flow Control, Controls, and Surface Technologies. The Flow Control segment primarily designs, manufactures, distributes, and services a broad range of highly engineered flow control products including valves, pumps, motors, generators, instrumentation, and control electronics for severe service military and commercial applications. The Controls segment primarily designs, develops, and manufactures mechanical systems, drive systems, and mission-critical embedded computing products and sensors mainly for the aerospace and defense industries. Surface Technologies provides various metallurgical services, principally shot peening, laser peening, coatings, anodizing, heat treating and analytical services. The segment provides these services to a broad spectrum of customers in various industries, including aerospace, automotive, construction equipment, oil and gas, petrochemical, and metal working.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s Chairman and CEO, its chief operating decision-maker.

During 2012, 2011, and 2010, the Corporation had no direct defense customer or commercial customer representing more than 10% of consolidated revenue.

	December 31,

	2012	2011	2010

	(In thousands)
Net sales
Flow Control	$1,095,349	$1,060,785	$1,024,860
Controls	735,085	714,309	645,587
Surface Technologies	277,430	247,989	190,982
Less: Intersegment Revenues	(10,148)	(6,341)	(6,916)

Total Consolidated	$2,097,716	$2,016,742	$1,854,513

Operating income (expense)
Flow Control	$78,779	$103,421	$104,391
Controls	86,515	75,423	74,173
Surface Technologies	27,494	31,476	18,941
Corporate and Eliminations (1)	(31,342)	(23,466)	(30,820)

Total Consolidated	$161,446	$186,854	$166,685

Depreciation and amortization expense
Flow Control	$42,091	$37,617	$35,086
Controls	31,968	30,724	27,903
Surface Technologies	17,459	18,099	15,498
Corporate	2,378	1,860	1,459

Total Consolidated	$93,896	$88,300	$79,946

Segment assets
Flow Control	$1,417,047	$1,257,142	$1,102,417
Controls	1,365,112	1,016,935	864,197
Surface Technologies	302,079	286,084	233,356
Corporate	30,350	75,386	33,171

Total Consolidated	$3,114,588	$2,635,547	$2,233,141

Capital expenditures
Flow Control	$27,612	$34,655	$18,795
Controls	25,199	32,839	17,967
Surface Technologies	24,405	14,572	13,884
Corporate	5,738	2,256	2,123

Total Consolidated	$82,954	$84,322	$52,769

(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Reconciliations

	December 31,

	2012	2011	2010

	(In thousands)

Earnings before taxes:
Total segment operating income	$192,788	$210,320	$197,505
Corporate and administrative	(31,342)	(23,466)	(30,820)
Interest expense	(26,329)	(20,834)	(22,107)
Other income, net	245	862	575

Total consolidated earnings before tax	$135,362	$166,882	$145,153

Assets:
Total assets for reportable segments	$3,084,238	$2,560,161	$2,199,970
Non-segment cash	550	227	299
Other assets	29,800	75,159	32,872

Total consolidated assets	$3,114,588	$2,635,547	$2,233,141

Geographic Information

	December 31,

	2012	2011	2010

	(In thousands)

Revenues
United States of America	$1,451,166	$1,409,353	$1,302,133
United Kingdom	153,093	139,002	115,331
Canada	83,027	81,498	58,855
Other foreign countries	410,430	386,889	378,194

Consolidated total	$2,097,716	$2,016,742	$1,854,513

Long-Lived Assets
United States of America	$352,615	$327,989	$284,717
United Kingdom	43,341	38,859	39,479
Canada	31,740	31,914	33,578
Other foreign countries	61,897	43,966	39,188

Consolidated total	$489,593	$442,728	$396,962

21. CONTINGENCIES AND COMMITMENTS

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment on certain Industrial Revenue Bonds, future performance on certain contracts to provide products and services, and to secure advance payments the Corporation has received from certain international customers. At December 31, 2012 and 2011, the Corporation had contingent liabilities on outstanding letters of credit of $51.8 million and $55.8 million, respectively.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States. The first two RCPs under the China AP1000 program shipped during the third quarter of 2012 and the following two RCPs shipped during the fourth quarter of 2012. These shipments were delayed which could subject the Corporation to liquidated damage penalties. However, the Corporation believes that all future delivery dates will be revised to mitigate any performance risk and that adequate legal defenses exist should a liquidated damages claim be alleged against the Corporation. Currently, there has not been any threat, allegation, or claim for liquidated damages. Based upon the information available, the Corporation does not believe that the ultimate outcome will result in a material impact to its results of operations, financial condition, or cash flows.

U.S. Government Defense Budget/Sequestration

In August 2011, the Budget Control Act (the Act) announced a reduction in the DoD top line budget by approximately $490 billion over 10 years starting in 2013. Furthermore, in June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. In addition, further mandatory budget cuts (or sequestration) as outlined in the Act were to be implemented starting on January 2, 2013. However, on January 1, 2013, Congress elected to delay the impact of sequestration until at least March 1, 2013, and these cuts will automatically be implemented if an agreement has not been reached by March 27, 2013. Sequestration could lead to additional reductions of approximately $500 billion from the Pentagon’s top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. The DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. As a result, various proposals have surfaced ranging from $100-$500 billion in budget cuts to the 10-year DoD budget. Any reduction in levels of DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the Corporation’s results of operations, financial position and or cash flows.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

Total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)

December 31,2010	$58,240	$(61,053)	$(2,813)
Current period other comprehensive income	(18,472)	(43,846)	(62,318)

December 31,2011	$39,768	$(104,899)	$(65,131)

Current period other comprehensive income	25,954	(16,331)	9,623

December 31,2012	$65,722	$(121,230)	$(55,508)

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The information for the first two quarters and the fourth quarter of the year ended December 31, 2011 has been restated to correct the errors discussed in Note 2, Correction of Prior Period Error. In addition, as discussed in Note 3, Discontinued Operations, the Corporation sold its heat treating business in the first quarter of 2012. The results of the heat treating business are reflected as discontinued operations for all periods presented.

(In thousands, except per share data)	First	Second	Third	Fourth

2012
Net sales	$501,661	$526,386	$479,222	$590,447
Gross profit	159,274	164,007	141,416	194,046
Earnings from continuing operations	19,842	22,835	11,443	38,169
Earnings (loss) from discontinued operations	21,470	(95)	(144)	324
Net earnings	41,312	22,740	11,299	38,493
Basic earnings per share:
Earnings from continuing operations	$0.42	$0.49	$0.24	$0.82
Earnings from discontinued operations	0.46	—	—	—
Total	$0.88	$0.49	$0.24	$0.82
Diluted earnings per share:
Earnings from continuing operations	$0.42	$0.48	$0.24	$0.81
Earnings from discontinued operations	0.45	—	—	—
Total	$0.87	$0.48	$0.24	$0.81

2011
Net sales	$450,798	$506,349	$509,120	$550,475
Gross profit	143,766	164,177	167,332	181,672
Earnings from continuing operations	21,424	29,042	31,874	36,280
Earnings from discontinued operations	1,549	1,717	2,619	1,884
Net earnings	22,973	30,759	34,493	38,164
Basic earnings per share: *
Earnings from continuing operations	$0.46	$0.63	$0.69	$0.78
Earnings from discontinued operations	0.03	0.04	0.05	0.04
Total	$0.49	$0.67	$0.74	$0.82
Diluted earnings per share: *
Earnings from continuing operations	$0.45	$0.63	$0.68	$0.77
Earnings from discontinued operations	0.03	0.04	0.05	0.04
Total	$0.49	$0.66	$0.73	$0.81

The effect of correcting the errors discussed in Note 2, Correction of Prior Period Error and the retrospective reclassifications for the discontinued operations of the heat treating business as discussed in Note 3, on the quarterly results of operations for the first two quarters and the fourth quarter of the year ended December 31, 2011 are presented below:

For the three months ended December 31, 2011:

		(In thousands) Adjustments

	As previously reported	Corrections	Reclassification of discontinued operations	As reclassified and restated

Net sales	$561,379	$(1,771)	$(9,133)	$550,475
Gross profit	187,555	(2,227)	(3,656)	181,672
Earnings from continuing operations	39,751	(1,587)	(1,884)	36,280
Earnings from discontinued operations	—	—	1,884	1,884
Net earnings	39,751	(1,587)	—	38,164

Basic earnings per share *
Earnings from continuing operations	$0.85	$(0.03)	$(0.04)	$0.78
Earnings from discontinued operations	—	—	0.04	0.04
Total	$0.85	$(0.03)	$—	$0.82

Diluted earnings per share *
Earnings from continuing operations	$0.84	$(0.03)	$(0.04)	$0.77
Earnings from discontinued operations	—	—	0.04	0.04
Total	$0.84	$(0.03)	$—	$0.81

For the three months ended June 30, 2011:

		(In thousands) Adjustments

	As previously reported	Corrections	Reclassification of discontinued operations	As reclassified and restated

Net sales	$514,905	$677	$(9,233)	$506,349
Gross profit	168,957	(1,404)	(3,376)	164,177
Earnings from continuing operations	31,796	(1,037)	(1,717)	29,042
Earnings from discontinued operations	—	—	1,717	1,717
Net earnings	31,796	(1,037)	—	30,759

Basic earnings per share *
Earnings from continuing operations	$0.69	$(0.02)	$(0.04)	$0.63
Earnings from discontinued operations	—	—	0.04	0.04
Total	$0.69	$(0.02)	$—	$0.67

Diluted earnings per share *
Earnings from continuing operations	$0.68	$(0.02)	$(0.04)	$0.62
Earnings from discontinued operations	—	—	0.04	0.04
Total	$0.68	$(0.02)	$—	$0.66

For the three months ended March 31, 2011:

		(In thousands) Adjustments

	As previously reported	Corrections	Reclassification of discontinued operations	As reclassified and restated

Net sales	$461,850	$(2,133)	$(8,919)	$450,798
Gross profit	148,969	(2,137)	(3,066)	143,766
Earnings from continuing operations	24,516	(1,543)	(1,549)	21,424
Earnings from discontinued operations	—	—	1,549	1,549
Net earnings	24,516	(1,543)	—	22,973

Basic earnings per share *
Earnings from continuing operations	$0.53	$(0.03)	$(0.03)	$0.46
Earnings from discontinued operations	—	—	0.03	0.03
Total	$0.53	$(0.03)	$—	$0.49

Diluted earnings per share *
Earnings from continuing operations	$0.52	$(0.03)	$(0.03)	$0.45
Earnings from discontinued operations	—	—	0.03	0.03
Total	$0.52	$(0.03)	$—	$0.49

* May not add due to rounding

24. SUBSEQUENT EVENTS

Phönix Group

On January 11, 2013, the Corporation entered into an agreement to acquire the Phönix Group (Phönix) through the acquisition of 100% of the shares of Phönix Holding GmbH for approximately €82 million ($106 million) in cash. Phönix, headquartered in Germany, is a designer and manufacturer of high performance, severe-service valves, valve systems and related support services to the global chemical, petrochemical, conventional power, and nuclear markets. The business will become part of Curtiss-Wright’s Flow Control segment.

*   *   *   *    *   *

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

Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2012. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2012.

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
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 21, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Parsippany, New Jersey

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cimarron Energy, Inc., AP Services, LLC, PG Drives Technology, Williams Controls, Exlar Corporation, and F.W. Gartner Thermal Spraying, Ltd (collectively the “Acquired Businesses”) which were acquired during the year ended December 31, 2012 and whose financial statements constitute 18.5% of total assets and 1.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 21, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

As of December 31, 2012, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2012 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed in Note 4 to the consolidated financial statements, the corporation acquired Cimarron Energy, Inc., AP Services, LLC, PG Drives Technology, Williams Controls, Exlar Corporation, and F.W. Gartner Thermal Spraying, Ltd. during the fourth quarter of the year ended December 31, 2012. These acquisitions with combined assets and current year revenue at December 31, 2012 represent 18.5% and 1.0%, respectively of the consolidated financial statement amounts, and have been excluded from management’s assessment of internal control over financial reporting.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Corporation’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on management’s assessment, excluding the acquired companies referred to in the third paragraph, management believes that as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2012 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 10, 2013 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

		Incorporated by Reference		Filed

Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005

3.1	Amended and Restated Certificate of Incorporation	8-A/A	May 24, 2005

3.2	Amended and Restated By-Laws	8-K	March 23, 2012

3.3	Form of stock certificate for Common Stock	8-K	November 17, 2008

4.1

Agreement to furnish to the Commission upon request a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

		10-K	December 31, 1985

10.1	Curtiss-Wright Corporation 2005 Omnibus Long- Term Incentive Plan, amended and restated effective January 1, 2010..*	14A	March 19, 2010

10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant.*	10-K	March 7, 2006

10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant.*	10-Q	August 15, 2001

10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011

10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 24, 2012

10.6	Amended and Restated Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through January 1, 2010. *	10-K	February 25, 2011

10.7	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 24, 2012

10.8	Instrument of Amendment No. 3 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X

10.9	Instrument of Amendment No. 4 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X

10.10	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 25, 2011

10.11	Instrument of Amendment No. 1 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 25, 2011

10.12	Instrument of Amendment No. 2 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 24, 2012

10.13	Instrument of Amendment No. 3 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 24, 2012

10.14	Instrument of Amendment No. 4 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X

10.15	Form of indemnification Agreement entered into by the Registrant with each of its directors.	10-Q	May 7, 2012

10.16	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010.*	10-K	February 25, 2011

10.17	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 24, 2012

10.18	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*			X

10.19	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*			X

10.20	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors.*	14A	April 5, 2005

10.21	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006.*	10-K	February 27, 2007

10.22	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 2008.*	10-K	February 24, 2012

10.23	Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant.*	10-Q	November 15, 2001

10.24	Letter Agreement dated March 20, 2012 between Registrant and Chief Executive Officer of the Registrant *	8-K	March 23, 2012

10.25	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant.*	10-Q	November 15, 2001

10.26	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association.*	10-Q	May 13, 1998

10.27	Consulting Agreement, dated April 30, 2010, between the Registrant and Edward Bloom.*	10-Q	May 8, 2009

10.28	Curtiss-Wright Corporation Employee Stock Purchase Plan.*	14A	March 24, 2011

10.29	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003.	8-K	October 3, 2003

10.30	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003.	8-K	October 3, 2003

10.31	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005.	8-K	December 5, 2005

10.32	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005.	8-K	December 5, 2005

10.33	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011.	8-K	December 13, 2011

10.34	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011.	8-K	December 13, 2011

10.35	Incentive Compensation Plan, as amended November 15, 2010. *	14A	March 24, 2011

10.36	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Linton. *	8-K	November 11, 2006

10.37	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Linton. *	8-K	October 25, 2007

10.38	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams. *	8-K	October 16, 2006

10.39	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams. *	8-K	October 25, 2007

10.40

Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent

		8-K	August 13, 2012

21	Subsidiaries of the Registrant.			X

23	Consent of Independent Registered Public Accounting Firm.			X

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rule 13a – 14(a).			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a – 14(a).			X

32	Certification of Martin R. Benante, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2012, 2011, and 2010
(In thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period

Deducted from assets to which they apply:

December 31, 2012
Reserves for inventory obsolescence	$48,547	$11,842	$3,113	(A)	$13,169	(B)	$50,333
Reserves for doubtful accounts	6,880	5,301	557	(A)	5,725	(C)	7,013
Tax valuation allowance	5,518	1,665	1,348	(A)	—		8,531

Total	$60,945	$18,808	$5,018		$18,894		$65,877

December 31, 2011
Reserves for inventory obsolescence	$41,596	$12,038	$1,948	(A)	$7,035	(B)	$48,547
Reserves for doubtful accounts	3,972	4,258	836	(A)	2,186	(C)	6,880
Tax valuation allowance	4,974	432	112	(A)	—		5,518

Total	$50,542	$16,728	$2,896		$9,221		$60,945

December 31, 2010
Reserves for inventory obsolescence	$39,739	$14,472	$782	(A)	$13,397	(B)	$41,596
Reserves for doubtful accounts	3,997	2,753	50	(A)	2,828	(C)	3,972
Tax valuation allowance	5,924	(858)	(92	)(A)	—		4,974

Total	$49,660	$16,367	$740		$16,225		$50,542

Notes:
(A)	Primarily amounts acquired from business combinations and currency translation adjustments.
(B)	Write-off and sale of obsolete inventory.
(C)	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:	February 21, 2013	By: /s/ Martin R. Benante

Martin R. Benante
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 21, 2013	By: /s/ Glenn E. Tynan

Glenn E. Tynan
Chief Financial Officer

Date:	February 21, 2013	By: /s/ Glenn Coleman

Glenn Coleman
Controller

Date:	February 21, 2013	By: /s/ Martin R. Benante

Martin R. Benante
Director

Date:	February 21, 2013	By: /s/ Dean M. Flatt

Dean M. Flatt
Director

Date:	February 21, 2013	By: /s/ S. Marce Fuller

S. Marce Fuller
Director

Date:	February 21, 2013	By: /s/ Allen A. Kozinski

Allen A. Kozinski
Director

Date:	February 21, 2013	By: /s/ John R. Myers

John R. Myers
Director

Date:	February 21, 2013	By: /s/ John B. Nathman

John B. Nathman
Director

Date:	February 21, 2013	By: /s/ Robert J. Rivet

Robert J. Rivet
Director

Date:	February 21, 2013	By: /s/ William W. Sihler

William W. Sihler
Director

Date:	February 21, 2013	By: /s/ Albert E. Smith

Albert E. Smith
Director