Form 10-Q
period 2013-03-31
CURTISS WRIGHT CORP
filed 2013-05-02
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

or

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

Common Stock, par value $1.00 per share: 46,822,708 shares (as of April 30, 2013).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$592,687	$501,661
Cost of sales	408,980	342,387
Gross profit	183,707	159,274

Research and development expenses	17,608	15,347
Selling expenses	36,796	32,481
General and administrative expenses	91,277	75,887
Operating income	38,026	35,559

Interest expense	(8,659)	(6,482)
Other income, net	474	102

Earnings from continuing operations before income taxes	29,841	29,179
Provision for income taxes	8,898	9,337
Earnings from continuing operations	20,943	19,842

Discontinued operations, net of taxes
Earnings from discontinued operations	-	3,059
Gain on divestiture	-	18,411
Earnings from discontinued operations	-	21,470

Net earnings	$20,943	$41,312

Basic earnings per share
Earnings from continuing operations	$0.45	$0.42
Earnings from discontinued operations	-	0.46
Total	$0.45	$0.88

Diluted earnings per share
Earnings from continuing operations	$0.44	$0.42
Earnings from discontinued operations	-	0.45
Total	$0.44	$0.87

Dividends per share	$0.09	$0.08

Weighted-average shares outstanding:
Basic	46,615	46,687
Diluted	47,483	47,571

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$20,943	$41,312
Other comprehensive income
Foreign currency translation, net of tax	$(31,805)	$19,769
Pension and postretirement adjustments, net of tax	2,786	1,454
Other comprehensive income (loss), net of tax	(29,019)	21,223
Comprehensive income (loss)	$(8,076)	$62,535

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$118,797	$112,023
Receivables, net	593,232	578,313
Inventories, net	427,424	397,471
Deferred tax assets, net	49,909	50,760
Other current assets	43,494	37,194
Total current assets	1,232,856	1,175,761
Property, plant, and equipment, net	495,631	489,593
Goodwill	1,038,483	1,013,300
Other intangible assets, net	442,780	419,021
Deferred tax assets, net	2,278	1,709
Other assets	14,646	15,204
Total assets	$3,226,674	$3,114,588

Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$126,396	$128,225
Accounts payable	146,266	157,825
Dividends payable	4,212	-
Accrued expenses	119,231	131,067
Income taxes payable	9,586	7,793
Deferred revenue	171,701	171,624
Other current liabilities	42,532	43,214
Total current liabilities	619,924	639,748
Long-term debt	861,524	751,990
Deferred tax liabilities, net	64,216	50,450
Accrued pension and other postretirement benefit costs	270,609	264,047
Long-term portion of environmental reserves	15,162	14,905
Other liabilities	84,761	80,856
Total liabilities	1,916,196	1,801,996
Contingencies and commitments (Note 15)

Stockholders' Equity
Common stock, $1 par value	49,341	49,190
Additional paid in capital	157,420	151,883
Retained earnings	1,278,108	1,261,377
Accumulated other comprehensive loss	(84,527)	(55,508)
	1,400,342	1,406,942
Less: Cost of treasury stock	(89,864)	(94,350)
Total stockholders' equity	1,310,478	1,312,592
Total liabilities and stockholders' equity	$3,226,674	$3,114,588

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$20,943	$41,312
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	30,400	23,534
Gain on divestiture	-	(29,583)
Net gain on sales and disposals of long-lived assets	(87)	(669)
Deferred income taxes	512	(1,373)
Share-based compensation	2,670	2,681
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(3,959)	(27,999)
Inventories, net	(10,872)	(19,931)
Progress payments	(9,240)	(398)
Accounts payable and accrued expenses	(36,541)	(29,574)
Deferred revenue	77	17,536
Income taxes payable	(1,678)	19,052
Net pension and postretirement liabilities	4,934	2,722
Other current and long-term assets and liabilities	1,761	(2,029)
Net cash used for operating activities	(1,080)	(4,719)
Cash flows from investing activities:
Proceeds sales and disposals of long lived assets	559	-
Proceeds from divestiture	-	51,225
Acquisitions of intangible assets	-	(1,929)
Additions to property, plant, and equipment	(15,010)	(20,167)
Acquisition of businesses, net of cash acquired	(98,492)	-
Additional considerations on prior period acquisitions	(1,771)	-
Net cash (used for) provided by investing activities	(114,714)	29,129
Cash flows from financing activities:
Borrowings on debt	817,075	-
Principal payments on debt	(699,120)	(25)
Proceeds from share-based compensation	7,333	8,340
Excess tax benefits from share-based compensation plans	-	20
Net cash provided by financing activities	125,288	8,335
Effect of exchange-rate changes on cash	(2,720)	3,932
Net increase in cash and cash equivalents	6,774	36,677
Cash and cash equivalents at beginning of period	112,023	194,387
Cash and cash equivalents at end of period	$118,797	$231,064
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$2,191	$4,223

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

December 31, 2011	$48,879	$143,192	$1,163,925	$(65,131)	$(85,890)
Net earnings	-	-	113,844	-	-
Other comprehensive income, net of tax	-	-	-	9,623	-
Dividends paid	-	-	(16,392)	-	-
Stock options exercised, net of tax	311	6,431	-	-	10,077
Restricted stock	-	(6,233)	-	-	6,233
Other	-	(414)	-	-	414
Share-based compensation	-	8,907	-	-	521
Repurchase of common stock	-	-	-	-	(25,705)
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	-	-	20,943	-	-
Other comprehensive loss, net of tax	-	-	-	(29,019)	-
Dividends declared	-	-	(4,212)	-	-
Stock options exercised, net of tax	151	3,587	-	-	3,766
Other	-	(330)	-	-	330
Share-based compensation	-	2,280	-	-	390
March 31, 2013	$49,341	$157,420	$1,278,108	$(84,527)	$(89,864)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries.  All intercompany transactions and accounts have been eliminated.

On March 30, 2012, the Corporation sold its heat treating business to Bodycote plc.  The Corporation divested this non-core cyclical business to focus on higher technology engineered services such as specialty coatings and materials testing.  As a result of the divestiture, the results of operations for the heat treating business, which were previously reported as part of the Surface Technologies segment, have been reclassified as discontinued operations for all periods presented. Please refer to Footnote 3 of our Condensed Consolidated Financial Statements for further information.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2012 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

RECENTLY ISSUED ACCOUNTING STANDARDS

ADOPTION OF NEW STANDARDS

Other Comprehensive Income:  Presentation of Comprehensive Income

In February 2013, new guidance was issued that amends the current comprehensive income guidance.  The new guidance requires entities to disclose the effect of each item that was reclassified in its entirety out of accumulated other comprehensive income and into net income on each affected net income line item.  For reclassification items that are not reclassified in their entirety into net income, a cross-reference to other required disclosures is required. The new guidance is to be applied prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  The adoption of this new guidance did not have an impact on the Corporation’s consolidated financial position, results of operations, or cash flows.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.           ACQUISITION

The Corporation continually evaluates potential acquisitions that either strategically fit within the Corporation’s existing portfolio or expand the Corporation’s portfolio into new product lines or adjacent markets.  The Corporation has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Corporation's financial statements.  This goodwill arises because the purchase prices for these businesses reflect the future earnings and cash flow potential in excess of the earnings and cash flows attributable to the current product and customer set at the time of acquisition.  Thus, goodwill inherently includes the know-how of the assembled workforce, the ability of the workforce to further improve the technology and product offerings, and the expected cash flows resulting from these efforts.  Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

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

Flow Control

2013 Acquisition

Phönix Group

On February 28, 2013, the Corporation acquired all the outstanding shares of Phönix Holding GmbH for $98.5 million, net of cash acquired.  The Share Purchase and Transfer Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase from the Corporation’s revolving credit facility and excess cash at foreign locations.

Phönix, headquartered in Germany, is a designer and manufacturer of valves, valve systems and related support services to the global chemical, petrochemical and power (both conventional and nuclear) markets.  Phönix has 282 employees and operates Phönix Valves in Volkmarsen, Germany; Strack, located in Barleben, Germany; and Daume Control Valves, located in Hanover, Germany. Phönix also owns sales subsidiaries with warehouses in Texas and France.

Revenues of the acquired business were approximately $60.0 million in 2012. The business will operate within the Marine & Power Products Division of Curtiss-Wright's Flow Control segment.

The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended March 31, 2013 are $4.8 million and $0.9 million, respectively.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(In thousands)	Phönix
Accounts receivable	$12,226
Inventory	20,358
Property, plant, and equipment	14,068
Other current and non-current assets	1,029
Intangible assets	42,791
Current and non-current liabilities	(7,029)
Pension and postretirement benefits	(6,472)
Deferred income taxes	(14,192)
Net tangible and intangible assets	62,779
Purchase price	98,492
Goodwill	$35,713

Goodwill tax deductible	No

Supplemental Pro Forma Statements of Operations Data (Unaudited)

The assets, liabilities and results of operations of the business acquired in 2013 were not material to the Corporation’s consolidated financial position or results of operations, and therefore pro forma financial information for the Phonix acquisition is not presented.

The following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2012 as if the acquisitions had occurred on January 1, 2012 for purposes of the financial information presented for the period ended March 31, 2012.

(In thousands, except per share data)	2012
Net sales	$585,275
Net earnings from continuing operations	21,901
Diluted earnings per share from continuing operations	0.46

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information for a three month period.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Additional amortization expense of approximately $3.2 million related to the fair value of identifiable intangible assets acquired.

•	Elimination of historical interest expense of approximately $1.0 million.

•	Additional interest expense of $4.5 million associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

3.           DISCONTINUED OPERATIONS

On March 30, 2012, the Corporation sold the assets and real estate of its heat treating business, which had been reported in the Surface Technologies segment, to Bodycote plc.  The Corporation divested this non-core business to focus on higher technology services such as specialty coatings and materials testing.  The heat treating business’ operating results are included in discontinued operations in the Corporation's Condensed Consolidated Statements of Earnings for all periods presented.

Components of earnings from discontinued operations for the three months ended March 31, 2012 were as follows:

(In thousands)
March 31,
2012
Net sales	$10,785
Earnings from discontinued operations before income taxes	4,929
Provision for income taxes	(1,870)
Gain on divestiture, net of taxes of $11,172	18,411
Earnings from discontinued operations	$21,470

4.           RECEIVABLES

Receivables include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	March 31,	December 31,
	2013	2012
Billed receivables:
Trade and other receivables	$411,305	$402,891
Less: Allowance for doubtful accounts	(6,905)	(7,013)
Net billed receivables	404,400	395,878
Unbilled receivables:
Recoverable costs and estimated earnings not billed	208,575	207,679
Less: Progress payments applied	(19,743)	(25,244)
Net unbilled receivables	188,832	182,435
Receivables, net	$593,232	$578,313

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

5.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	March 31,	December 31,
	2013	2012
Raw materials	$224,407	$224,613
Work-in-process	116,888	92,761
Finished goods and component parts	111,249	107,173
Inventoried costs related to long-term contracts	41,125	38,000
Gross inventories	493,669	462,547
Less: Inventory reserves	(55,241)	(50,333)
Progress payments applied	(11,004)	(14,743)
Inventories, net	$427,424	$397,471

As of March 31, 2013 and December 31, 2012, inventory also includes capitalized contract development costs of $25.2 million and $23.8 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customer.  As of March 31, 2013 and December 31, 2012, $2.3 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	(In thousands)
	Flow Control	Controls	Surface Technologies	Consolidated
December 31, 2012	$418,184	$541,226	$53,890	$1,013,300
Acquisitions	35,713	-	-	35,713
Goodwill adjustments	2,260	586	525	3,371
Foreign currency translation adjustment	(2,605)	(11,156)	(140)	(13,901)
March 31, 2013	$453,552	$530,656	$54,275	$1,038,483

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	(In thousands)
March 31, 2013	Gross	Accumulated Amortization	Net
Technology	$196,619	$(78,049)	$118,570
Customer related intangibles	360,677	(102,314)	258,363
Other intangible assets	86,726	(20,879)	65,847
Total	$644,022	$(201,242)	$442,780

	(In thousands)
December 31, 2012	Gross	Accumulated Amortization	Net
Technology	$186,869	$(76,067)	$110,802
Customer related intangibles	337,558	(95,880)	241,678
Other intangible assets	86,157	(19,616)	66,541
Total	$610,584	$(191,563)	$419,021

Total intangible amortization expense for the three months ended March 31, 2013 was $12.4 million as compared to $7.7 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2013 through 2017 is $42.2 million, $40.3 million, $39.3 million, $38.9 million, and $37.6 million, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

In March 2013, the Corporation entered into fixed-to-floating interest rate swap agreements to convert the interest payments of the $100 million, 3.85% notes, due February 26, 2025, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.77% spread, and the interest payments of the $75 million, 4.05% notes, due February 26, 2028, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.73% spread.

In January 2012, the Corporation entered into fixed-to-floating interest rate swap agreements to convert the interest payments of the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread. In addition, the Corporation also entered into a fixed-to-floating interest rate swap agreement to convert the interest payments of $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread.

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at March 31, 2013.

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

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	March 31,	December 31,
	2013	2012
Assets
Designated for hedge accounting	$323	$677
Interest rate swaps
Undesignated for hedge accounting
Forward exchange contracts	$142	$250
Total asset derivatives (A)	$465	$927

Liabilities
Designated for hedge accounting
Interest rate swaps	$11,273	$1,419
Undesignated for hedge accounting
Forward exchange contracts	$280	$170
Total liability derivatives (B)	$11,553	$1,589

(A)	Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.

(B)	Forward exchange derivatives are included in Other current liabilities and interest rate swap liabilities are included in Other liabilities.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three months ended March 31, were as follows:

	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Income Statement Classification	2013	2012	2013	2012
Other income, net	$(10,950)	$(12,713)	$10,950	$12,713

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	(In thousands)
	Three Months Ended
	March 31,
Derivatives not designated as hedging instrument	2013	2012
Forward exchange contracts:
General and administrative expenses	$(1,561)	$976

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of March 31, 2013.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the 2013 Notes).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Series Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes that mature on September 26, 2028, will be issued in September of 2013. The 2013 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and funding obligations under the defined pension plan.  The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	March 31,		December 31,
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Industrial revenue bonds, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	14,000	14,000	286,800	286,800
5.74% Senior notes due 2013	125,007	127,166	125,011	128,198
5.51% Senior notes due 2017	150,000	167,607	150,000	168,491
3.84% Senior notes due 2021	100,323	100,323	100,677	100,677
3.70% Senior notes due 2023	225,000	227,803	-	-
3.85% Senior notes due 2025	97,764	97,764	-	-
4.24% Senior notes due 2026	193,462	193,462	198,581	198,581
4.05% Senior notes due 2028	72,501	72,501	-	-
Other debt	1,463	1,463	10,746	10,746
Total debt	$987,920	$1,010,489	$880,215	$901,893

9.           WARRANTY RESERVES

The Corporation provides its customers with warranties on certain products.  Estimated warranty costs are charged to expense in the period the related revenue is recognized based on quantitative historical experience.  Estimated warranty costs are reduced as these costs are incurred and as the warranty period expires or may be otherwise modified as specific product performance issues are identified and resolved.  Warranty reserves are included within Other current liabilities in the Condensed Consolidated Balance Sheets.  The following table presents the changes in the Corporation’s warranty reserves:

	(In thousands)
	2013	2012
Warranty reserves at January 1,	$18,169	$16,076
Provision for current year sales	2,836	1,663
Current year claims	(1,330)	(1,269)
Change in estimates to pre-existing warranties	(2,362)	(695)
Foreign currency translation adjustment	(206)	148
Warranty reserves at March 31,	$17,107	$15,923

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

10.           FACILITIES RELOCATION AND RESTRUCTURING

2012 Restructuring Initiative

The Corporation focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the involuntary termination of certain positions, consolidation of facilities, and product lines.

Controls Segment

During the first quarter of 2012, the Corporation initiated a restructuring plan within its Controls segment.  The objective of this initiative was to streamline the segment’s workflow by eliminating certain positions.  In the first quarter of 2012, the Corporation recorded charges of $2.5 million related to severance and benefit costs as part of this initiative.  These costs were recorded in the Condensed Consolidated Statement of Earnings primarily affecting Cost of sales and General and administrative expenses for $1.7 million and $0.8 million, respectively.

11.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2012 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2013 and 2012 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012
Service cost	$10,819	$10,155
Interest cost	6,735	6,455
Expected return on plan assets	(8,886)	(8,414)
Amortization of prior service cost	300	301
Amortization of unrecognized actuarial loss	4,272	2,496
Net periodic benefit cost	$13,240	$10,993

During the three months ended March 31, 2013, the Corporation made $7.0 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of approximately $35.0 million in 2013.  In addition, contributions of $1.2 million were made to the Corporation’s foreign benefit plans during the three months ended March 31, 2013.  Contributions to the foreign benefit plans are expected to be $5.0 million in 2013.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three months ended March 31, 2013 and 2012 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012
Service cost	$100	$110
Interest cost	208	232
Amortization of prior service cost	(157)	(157)
Amortization of unrecognized actuarial gain	(160)	(180)
Net postretirement benefit cost (income)	$(9)	$5

During the three months ended March 31, 2013, the Corporation paid $0.2 million to the postretirement plans.  During 2013, the Corporation anticipates contributing $1.7 million to the postretirement plans.

12.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012
Basic weighted-average shares outstanding	46,615	46,687
Dilutive effect of stock options and deferred stock compensation	868	884
Diluted weighted-average shares outstanding	47,483	47,571

As of March 31, 2013 and 2012, there were 622,000 and 319,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

13.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on the products and services it offers and the different markets it serves.  Based on this approach, the Corporation operates through three segments: Flow Control, Controls, and Surface Technologies.

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012
Net sales
Flow Control	$310,615	$266,791
Controls	204,967	168,145
Surface Technologies	77,907	70,089
Less: Intersegment revenues	(802)	(3,364)
Total consolidated	$592,687	$501,661

Operating income (expense)
Flow Control	$24,134	$18,527
Controls	12,097	12,929
Surface Technologies	12,093	9,856
Corporate and eliminations (1)	(10,298)	(5,753)
Total consolidated	$38,026	$35,559

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012
Total operating income	$38,026	$35,559
Interest expense	(8,659)	(6,482)
Other income, net	474	102
Earnings from continuing operations before income taxes	$29,841	$29,179

	(In thousands)
	March 31,	December 31,
	2013	2012
Identifiable assets
Flow Control	$1,540,085	$1,417,047
Controls	1,343,966	1,365,112
Surface Technologies	304,566	302,079
Corporate and Other	38,057	30,350
Total consolidated	$3,226,674	$3,114,588

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

14.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive loss
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income	25,954	(16,331)	9,623
December 31, 2012	$65,722	$(121,230)	$(55,508)
Other comprehensive income (loss) before reclassifications (1)	(31,805)	64	(31,741)
Amounts reclassified from accumulated other comprehensive loss (1)	-	2,722	2,722
Net current period other comprehensive income (loss)	(31,805)	2,786	(29,019)
March 31, 2013	$33,917	$(118,444)	$(84,527)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension plan
Amortization of prior service costs	(143)	(1)
Amortization of actuarial losses	(4,112)	(1)
	(4,255)	Total before tax
	1,533	Income tax benefit
Total reclassifications	$(2,722)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 11, Pension and Other Postretirement Benefit Plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

15.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

The Corporation has been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, the Corporation has not been found liable for or paid any material sum of money in settlement in any case.  The Corporation believes its minimal use of asbestos in its past and current operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate.  The Corporation maintains insurance coverage for these potential liabilities and believes adequate coverage exists to cover any unanticipated asbestos liability.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Environmental Matters

The Corporation’s environmental obligations have not changed significantly from December 31, 2012.  The aggregate environmental liability was $16.7 million at March 31, 2013.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At March 31, 2013 and December 31, 2012, there were $52.4 million and $51.8 million, of stand-by letters of credit outstanding, respectively, and $8.9 million and $6.8 million of bank guarantees outstanding, respectively.   In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the contract include liquidated damage penalty provisions if the Corporation is responsible for the failure to meet specified contractual milestone dates. To date, the Corporation has not met certain delivery dates under the contract.  However, currently, there has not been any threat, allegation, or claim for liquidated damages.  Based upon the evaluation of our performance and other legal analysis, the Corporation does not believe it will be subject to liquidated damages penalties. The Corporation believes that all future delivery dates will be revised to mitigate any performance risk and that adequate legal defenses exist should a liquidated damages claim be alleged against the Corporation. Based upon the information available to date, the Corporation does not believe that the ultimate outcome will result in a material impact to its results of operations, financial condition, or cash flows.

U.S. Government Defense Budget/Sequestration

In August 2011, the Budget Control Act (the Act) announced a reduction in the Department of Defense (DoD) top line budget by approximately $490 billion over 10 years starting in 2013.  The initial and mandatory budget cuts (or sequestration) as outlined in the Act were to be implemented starting on January 2, 2013. However, on January 1, 2013, Congress elected to delay the impact of sequestration until at least March 1, 2013, and these cuts were to be automatically implemented if an agreement had not been reached by March 27, 2013.  On March 26, 2013, President Obama signed into law a continuing budget resolution which provides additional funding and flexibility for U.S. Government agencies to reallocate funds to priority areas in FY2013.  In April 2013, the President released his initial budget proposal for FY2014, which leaves uncertainty as to how the sequester to be imposed on defense spending next year will be determined.  While such reductions to future DoD spending levels are largely undetermined, any reduction in levels of DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the Corporation’s results of operations, financial position, or cash flows.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," “continue,” "could," “estimate,” "expects," “intend,” "may," “might,” “outlook,” “potential,” “predict,” "should,"  "will," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2012 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Flow Control, Controls, and Surface Technologies segments.  We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, such as defense, commercial aerospace, commercial nuclear power generation, oil and gas, automotive, and general industrial. We have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing, adapting these competencies to new markets through internal product development, and a disciplined program of strategic acquisitions. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets.  Approximately 30% of our 2013 revenues are expected to be generated from defense-related markets.

We manage and evaluate our operations based on the products and services we offer and the different industries and markets we serve. Based on this approach, we have three reportable segments: Flow Control, Controls, and Surface Technologies.  For further information on our products and services and the major markets served by our three segments, please refer to our 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results.  The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results.  The definition of “organic” excludes the effect of foreign currency translation. On March 30, 2012, we completed the sale of our heat treating business, which had been previously reported within the Surface Technologies segment.  The results of operations of this business and the gain that was recognized on the sale are reported within discontinued operations.

The discussion below is structured to separately discuss our Consolidated Statements of Earnings, Results by Business Segment, and our Liquidity and Capital Resources.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	(In thousands)
	Three Months Ended
	March 31,
	2013	2012	% change

Sales
Flow Control	$310,615	$266,791	16%
Controls	204,572	165,086	24%
Surface Technologies	77,500	69,784	11%
Total sales	$592,687	$501,661	18%

Operating income
Flow Control	$24,134	$18,527	30%
Controls	12,097	12,929	(6%)
Surface Technologies	12,093	9,856	23%
Corporate and eliminations	(10,298)	(5,753)	79%
Total operating income	$38,026	$35,559	7%

Interest expense	(8,659)	(6,482)	34%
Other income, net	474	102	NM

Earnings before taxes	29,841	29,179	2%
Provision for income taxes	(8,898)	(9,337)	(5%)

Net earnings from continuing operations	$20,943	$19,842

New orders	$617,108	$515,100

NM- not meaningful

Sales

Sales for the first quarter of 2013 increased $91.0 million or 18%, compared with the same period in 2012.  This increase was primarily due to the incremental impact of acquisitions, as organic sales were essentially flat and the effects of foreign currency translation were minimal.  On a segment basis, Flow Control contributed $43.8 million of increased sales, while Controls and Surface Technologies contributed $39.5 million and $7.7 million of increased sales, respectively.  The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012	% change

Defense markets:
Aerospace	$62,310	$69,156	(10%)
Ground	25,002	24,039	4%
Naval	83,505	89,602	(7%)
Other	4,911	7,890	(38%)
Total Defense	$175,728	$190,687	(8%)

Commercial markets:
Aerospace	$94,724	$85,114	11%
Oil and Gas	101,214	60,307	68%
Power Generation	116,820	98,775	18%
General Industrial	104,201	66,778	56%
Total Commercial	$416,959	$310,974	34%

Total Curtiss-Wright	$592,687	$501,661	18%

Components of sales and operating income increase (decrease):

	2013 vs. 2012
	Sales	Operating Income
Organic	-%	7%
Acquisitions	18%	-%
Foreign currency	-%	-%
Total	18%	7%

Sales in the defense market decreased $15.0 million or 8%, from the comparable prior year period, primarily due to lower sales in the naval and aerospace defense markets.  In our Flow Control segment, lower defense sales were primarily due to the timing of production on the Virginia Class Submarine and completion of the Advanced Arresting Gear program. In our Controls segment, sales decreased primarily in the aerospace defense market, due to lower levels of production on the Global Hawk unmanned aerial vehicle and Boeing P-8 Poseidon programs.

Commercial sales increased $106.0 million, or 34%, from the comparable prior year period, primarily due to the incremental impact of acquisitions, which contributed to higher sales in the oil and gas and general industrial markets.  Organic commercial sales increased 6%, from the comparable prior year period.  In our Flow Control segment, organic commercial sales increased primarily due to increased production on the U.S. AP1000 program and higher sales of instrument and control products on existing operating reactors in the power generation market.  The increase in our power generation market was partially offset by an expected decrease in our general industrial market of 8%.  In our Controls segment, organic commercial sales increased primarily due to higher sales of both our flight control products on all major Boeing aircraft and specialty production support on Boeing’s 787 aircraft in the commercial aerospace market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

During the first quarter of 2013, operating income increased $2.5 million, to $38.0 million, and operating margin decreased 70 basis points, to 6.4%, compared with the same period in 2012.  Acquisitions had a minimal contribution to operating income and were 110 basis points dilutive to current period operating margin.   The effects of foreign currency translation were not significant.

In our Flow Control segment, operating income increased $5.6 million, or 30%, to $24.1 million, primarily due to increased sales volume in our power generation market and cost savings as a result of our cost containment efforts and prior year restructuring activities.  In our Controls segment, operating income decreased $0.8 million, or 6%, to $12.1 million and was unfavorably impacted by the dilutive impact of acquisitions of $1.4 million.  In our Surface Technologies segment, operating income increased $2.2 million to $12.1 million, including a $0.7 million incremental contribution from our Gartner acquisition.

Non-segment operating expense

The increase in non-segment operating expense of $4.5 million is primarily due to higher pension expenses, resulting from a lower discount rate used in the measurement of our pension benefit obligation, and higher foreign currency exchanges losses in the current quarter, as compared to the prior year period.

Interest expense

Interest expense increased $2.2 million in the first quarter of 2013 compared to the same period in 2012, primarily due to our issuance of $400 million of Senior Notes in February of 2013.

Effective tax rate

Our effective tax rate for the first quarter of 2013 was 29.8% compared to 32.0% in the first quarter of 2012.  The decrease in the effective tax rate was primarily due to the retroactive application of the research and development tax credit that was part of the American Taxpayer Relief Act of 2012 and signed into law during the first quarter of 2013.

Net earnings from continuing operations

The increase in net earnings from continuing operations of $1.1 million, to $20.9 million, is primarily due to higher operating income in our Flow Control and Surface Technologies segments, partially offset by the higher pension and interest expense discussed above.

New orders

New orders increased $102.0 million from the prior year quarter primarily due to incremental new orders from acquisitions of $89 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

RESULTS BY BUSINESS SEGMENT

Flow Control

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012	% change
Sales	$310,615	$266,791	16%
Operating income	24,134	18,527	30%
Operating margin	7.8%	6.9%	90 bps
Organic operating margin	8.9%	6.9%	200 bps
New orders	$324,302	$289,916	12%

Components of sales and operating income increase (decrease):

	2013 vs. 2012
	Sales	Operating Income
Organic	-%	29%
Acquisitions	16%	4%
Foreign currency	-%	(3%)
Total	16%	30%

Sales

Sales increased $43.8 million, or 16%, from the comparable prior year period, primarily due to the incremental impact of our Phönix, Cimarron, and AP services acquisitions.  Organic sales were essentially flat and the effects of foreign currency translation were minimal.

Sales in the defense market decreased by 10%, primarily due to the timing of production on the Virginia Class Submarine and completion of production on the Advanced Arresting Gear program.   These decreases were partially offset by production on a new ship board helicopter handling systems contract.

Sales in the commercial market increased 28%, primarily due to the incremental impact of our Cimarron and Phönix acquisitions, which primarily impacted sales in the oil and gas market as well as our AP Services acquisition, which primarily impacted sales in the power generation market.  Organic commercial sales increased 5%, primarily due to increased production on the U.S. AP1000 program and additional sales of instrument and control products on existing operating reactors in our power generation market.  In our oil and gas market, organic sales were essentially flat as increased aftermarket MRO and pressure relief valve projects were mostly offset by lower levels of production for international capital refinery projects.

Operating income

During the first quarter of 2013, operating income increased $5.6 million, or 30%, to $24.1 million and operating margin increased 90 basis points from the prior year quarter to 7.8%.  Acquisitions contributed $0.7 million of operating income and were 100 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased $5.3 million, or 29% to $23.8 million and organic operating margin improved 200 basis points to 8.9%. The increase in organic operating income and margin is primarily due to increased sales volume in our power generation market as well as cost savings as a result of our cost containment efforts and prior year restructuring activities.

New orders

New orders increased $34.4 million from the prior year quarter, primarily due to incremental new orders from acquisitions of $44.9 million.  The decrease in organic new orders is primarily due to the timing of new orders on the Virginia class submarine.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Controls

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012	% change
Sales	$204,572	$165,086	24%
Operating income	12,097	12,929	(6%)
Operating margin	5.9%	7.8%	-190 bps
Organic operating margin	7.9%	7.8%	10 bps
New orders	$214,815	$154,351	39%

Components of sales and operating income increase (decrease):

	2013 vs. 2012
	Sales	Operating Income
Organic	-%	1%
Acquisitions	24%	(11%)
Foreign currency	-%	4%
Total	24%	(6%)

Sales

Sales increased $39.5 million, or 24%, to $204.6 million, from the comparable prior year period, primarily due to the incremental impact of our Exlar, PG Drives, and Williams Controls acquisitions.  Organic sales were essentially flat and the effects of foreign currency translation were minimal.

Defense sales decreased 5%, primarily due to lower production levels on the Global Hawk unmanned aerial vehicle and Boeing P-8 Poseidon programs, as compared to the prior year period.

Commercial sales increased 63% primarily driven by the incremental impact of our PG Drives, Exlar, and Williams Controls acquisitions in our general industrial market.  Organic commercial sales increased 8% primarily due to higher sales of both our flight control products on Boeing aircraft and specialty production support on Boeing’s 787 aircraft.

Operating income

During the first quarter of 2013, operating income decreased by $0.8 million, or 6%, to $12.1 million, and operating margin decreased 190 basis points from the prior year quarter to 5.9%.   The decrease in operating income and operating margin was primarily due to the dilutive impact of acquisitions, which were $1.4 million and 230 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income of $13.1 million and organic operating margin of 7.9% were essentially flat as unfavorable performance on certain long-term contracts was primarily offset by cost savings from prior year restructuring activities.

New orders

New orders increased by $60.5 million from the prior year quarter, primarily due to the incremental impact of acquisitions of $37.0 million.  The increase in organic new orders is primarily due to higher orders in our defense markets of $21.9 million due to higher demand for embedded computing products supporting a new radar system in our defense market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Surface Technologies

	(In thousands)
	Three Months Ended
	March 31,
	2013	2012	% change
Sales	$77,500	$69,784	11%
Operating income	12,093	9,856	23%
Operating margin	15.6%	14.1%	150 bps
Organic operating margin	16.2%	14.1%	210 bps
New orders	$77,991	$70,833	10%

Components of sales and operating income increase (decrease):

	2013 vs. 2012
	Sales	Operating Income
Organic	1%	16%
Acquisitions	10%	7%
Foreign currency	-%	-%
Total	11%	23%

Sales

Sales increased $7.7 million, or 11%, to $77.5 million, from the comparable prior year period, primarily due to a $6.8 million incremental impact from our Gartner acquisition, which contributed incremental sales to the oil and gas and general industrial markets.   The effects of foreign currency translation were minimal during the first quarter.

Defense sales decreased 23% primarily due to lower levels of demand for coatings and shot peening services.

Commercial sales increased 17% primarily due to the incremental impact of our Gartner acquisition.  Organic commercial sales increased 6% due to an increase in volume in our coatings and shot peening services for the commercial aerospace market.

Operating income

During the first quarter of 2013, operating income increased $2.2 million, or 23%, to $12.1 million and operating margin increased 150 basis points to 15.6%.  Our Gartner acquisition contributed $0.7 million of incremental operating income and was 50 basis points dilutive to current period results.  The effects of foreign currency translation were minimal.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased $1.6 million, to $11.4 million, and organic operating margin improved 210 basis points to 16.2% primarily due to increased sales volume resulting in favorable absorption of overhead costs as well as our cost containment efforts and prior year restructuring activities.

New orders

The increase in new orders of $7.2 million from the prior year period is primarily due to the incremental impact of our Gartner acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
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

Condensed Consolidated Statements of Cash Flows
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net cash used for operating activities	$(1,080)	$(4,719)
Net cash (used for) provided by investing activities	(114,714)	29,129
Net cash provided by financing activities	125,289	8,335
Effect of exchange rates	(2,722)	3,932
Net increase in cash and cash equivalents	6,774	36,677

Cash used in operating activities was $1.1 million during the first three months of 2013, compared with $4.7 million of cash used in the prior year period.  The lower amount of cash used in operating activities, is primarily due to higher cash earnings, partially offset by higher working capital requirements, in the current quarter as compared to the prior year period.

Investing Activities

Net cash used in investing activities for the first three months of 2013 was $114.7 million, compared with $29.1 million of cash provided by investing activities in the prior year period. The increase in cash used by investing activities is primarily due to the Phönix acquisition while the cash provided from investing activities in the prior year period was primarily due to the proceeds received from the sale of the heat treating business.

Capital expenditures decreased $5.2 million, to $15.0 million, as compared to the prior period, due to lower expenditures across our business units.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Financing Activities

Debt Issuances

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the 2013 Notes).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Series Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes that mature on September 26, 2028, will be issued in September of 2013. The 2013 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and funding obligations under the defined pension plan.  The 2013 Notes also contain a cross default provision with respect to our other senior indebtedness.

The Corporation’s debt outstanding at March 31, 2013 had an average interest rate of 3.4%, as compared to an average interest rate of 4.0% in the comparable prior year period.

Revolving Credit Agreement

During the first quarter of 2013, the Corporation used $272.8 million of its proceeds from the 2013 notes to pay down its outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (Credit Agreement). The unused credit available under the Credit Agreement at March 31, 2013 was $438.1 million.

Repurchase of common stock

During the first quarter of 2013 and 2012, the Company did not repurchase any shares under its share repurchase program.

Debt Compliance

As of the date of this report, we were in compliance with all debt covenants.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2012 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 21, 2013, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2013.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2012 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We or our subsidiaries have been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, neither we nor our subsidiaries have been found liable or paid any material sum of money in settlement in any case.  We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate.  We maintain insurance coverage for these potential liabilities and believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2013.  Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2012 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2013.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 - January 31	-	$-	-	2,599,213
February 1- February 28	-	-	-	2,599,213
March 1- March 31	-	-	-	2,599,213
For the quarter ended	-	$-	-	2,599,213

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

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2013.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2013 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2012 Annual Report on Form 10-K.

On May 1, 2013, the Company entered into a key executive restricted stock unit retention agreement (the Agreement) with Thomas Quinly, Vice President, Curtiss-Wright Corporation and President of Curtiss-Wright Controls, Inc. (a wholly-owned subsidiary of Curtiss-Wright).

Mr. Quinly received a grant of 24,818 restricted stock units pursuant to the terms and conditions of Curtiss-Wright’s long term incentive program adopted by the Company's compensation committee. Each unit is the equivalent of one share of Curtiss-Wright Common Stock. The Agreement provides the equivalent of $1,000,000 in value as of the closing price reported on the New York Stock Exchange of Curtiss-Wright’s Common Stock on April 1, 2013, the date the Board of Directors approved the material terms of the agreement to be offered to Mr. Quinly.

The Agreement provides for the entire grant to vest on April 1, 2021, provided that Mr. Quinly does not leave the employ of Curtiss-Wright or is not otherwise terminated by the Company prior to April 1, 2013.  On or prior to December 31, 2020, Mr. Quinly may elect to convert said stock units to an equivalent number of shares of Curtiss-Wright Common Stock or defer the conversion of the stock units in accordance with Section 409A of the Internal Revenue Code for a period not greater than five (5) years. The Agreement also provides for anti-dilutive adjustments in the event of recapitalization, reorganization, merger, consolidation, stock split or any similar change, and for pro-rata vesting and conversion of the stock units upon Mr. Quinly’s death or disability, and in the event of a Change in Control of Curtiss-Wright.

The Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is filed in lieu of filing a Current Report on Form 8-K under Section 5.02(e). Terms not defined herein have the meanings ascribed to them in the Agreement.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	March 23, 2012

10.1	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013

10.2	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013

10.3	Restricted Stock Unit Agreement, dated April 1, 2013, by and between the Registrant and Thomas Quinly.*			X

31.1	Certification of Martin R. Benante, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Martin R. Benante, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

* Indicates contract or compensatory plan or arrangement

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
         Dated:  May 2, 2013