Form 10-Q
period 2013-06-30
CURTISS WRIGHT CORP
filed 2013-08-02
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

or

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

Common Stock, par value $1.00 per share: 47,071,898 shares (as of July 31, 2013).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$617,687	$526,386	$1,210,374	$1,028,047
Cost of sales	416,673	362,379	825,653	704,766
Gross profit	201,014	164,007	384,721	323,281

Research and development expenses	15,903	15,351	33,511	30,698
Selling expenses	38,900	32,888	75,696	65,369
General and administrative expenses	88,423	75,228	179,700	151,115
Operating income	57,788	40,540	95,814	76,099

Interest expense	(9,332)	(6,526)	(17,991)	(13,008)
Other income, net	224	130	698	232

Earnings from continuing operations before income taxes	48,680	34,144	78,521	63,323
Provision for income taxes	15,310	11,309	24,208	20,646
Earnings from continuing operations	33,370	22,835	54,313	42,677

Discontinued operations, net of taxes
Earnings from discontinued operations	—	—	—	3,059
Gain (loss) on divestiture	—	(95)	—	18,316
Earnings (loss) from discontinued operations	—	(95)	—	21,375

Net earnings	$33,370	$22,740	$54,313	$64,052

Basic earnings per share
Earnings from continuing operations	$0.71	$0.49	$1.16	$0.91
Earnings from discontinued operations	—	—	—	0.46
Total	$0.71	$0.49	$1.16	$1.37

Diluted earnings per share
Earnings from continuing operations	$0.70	$0.48	$1.14	$0.90
Earnings from discontinued operations	—	—	—	0.45
Total	$0.70	$0.48	$1.14	$1.35

Dividends per share	$0.10	$0.09	$0.19	$0.17

Weighted-average shares outstanding:
Basic	46,786	46,820	46,700	46,737
Diluted	47,507	47,501	47,478	47,519

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$33,370	$22,740	$54,313	$64,052
Other comprehensive income
Foreign currency translation, net of tax	$(9,945)	$(19,672)	$(41,750)	$97
Pension and postretirement adjustments, net of tax	52,865	2,004	55,651	3,458
Other comprehensive income (loss), net of tax	42,920	(17,668)	13,901	3,555
Comprehensive income	$76,290	$5,072	$68,214	$67,607

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$143,043	$112,023
Receivables, net	580,260	578,313
Inventories, net	436,291	397,471
Deferred tax assets, net	50,072	50,760
Other current assets	46,027	37,194
Total current assets	1,255,693	1,175,761
Property, plant, and equipment, net	493,400	489,593
Goodwill	1,033,887	1,013,300
Other intangible assets, net	430,545	419,021
Deferred tax assets, net	2,234	1,709
Other assets	13,182	15,204
Total assets	$3,228,941	$3,114,588
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$126,089	$128,225
Accounts payable	145,995	157,825
Dividends payable	4,693	—
Accrued expenses	120,723	131,067
Income taxes payable	6,084	7,793
Deferred revenue	167,614	171,624
Other current liabilities	38,086	43,214
Total current liabilities	609,284	639,748
Long-term debt	821,893	751,990
Deferred tax liabilities, net	67,660	50,450
Accrued pension and other postretirement benefit costs	222,281	264,047
Long-term portion of environmental reserves	15,138	14,905
Other liabilities	108,797	80,856
Total liabilities	1,845,053	1,801,996
Contingencies and commitments (Note 15)
Stockholders' Equity
Common stock, $1 par value	49,341	49,190
Additional paid in capital	154,599	151,883
Retained earnings	1,306,790	1,261,377
Accumulated other comprehensive loss	(41,607)	(55,508)
Less: Cost of treasury stock	(85,235)	(94,350)
Total stockholders' equity	1,383,888	1,312,592
Total liabilities and stockholders' equity	$3,228,941	$3,114,588

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$54,313	$64,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,233	46,638
Gain on divestiture	—	(29,430)
Net gain on sales and disposals of long-lived assets	(92)	(67)
Deferred income taxes	1,652	319
Share-based compensation	3,182	4,803
Impairment of assets	—	4,847
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	9,133	(3,040)
Inventories, net	(21,608)	(34,374)
Progress payments	(10,872)	(2,113)
Accounts payable and accrued expenses	(34,728)	(42,868)
Deferred revenue	(4,010)	(2,418)
Income taxes payable	(10,460)	8,962
Net pension and postretirement liabilities	10,752	3,945
Other current and long-term assets and liabilities	3,306	(1,016)
Net cash provided by operating activities	60,801	18,240
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	944	369
Proceeds from divestiture	—	51,225
Acquisitions of intangible assets	—	(1,779)
Additions to property, plant, and equipment	(32,126)	(40,716)
Acquisition of businesses, net of cash acquired	(97,886)	(6,231)
Additional consideration on prior period acquisitions	(4,107)	(976)
Net cash (used for) provided by investing activities	(133,175)	1,892
Cash flows from financing activities:
Borrowings on debt	921,429	—
Principal payments on debt	(817,776)	(50)
Repurchases of common stock	—	(4,974)
Proceeds from share-based compensation	8,853	9,055
Dividends paid	(4,207)	(3,752)
Excess tax benefits from share-based compensation plans	310	21
Net cash provided by financing activities	108,609	300
Effect of exchange-rate changes on cash	(5,215)	(1,738)
Net increase in cash and cash equivalents	31,020	18,694
Cash and cash equivalents at beginning of period	112,023	194,387
Cash and cash equivalents at end of period	$143,043	$213,081
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$2,281	$3,858
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
December 31, 2011	$48,879	$143,192	$1,163,925	$(65,131)	$(85,890)
Net earnings	—	—	113,844	—	—
Other comprehensive income, net of tax	—	—	—	9,623	—
Dividends paid	—	—	(16,392)	—	—
Stock options exercised, net of tax	311	6,431	—	—	10,077
Restricted stock	—	(6,233)	—	—	6,233
Share-based compensation	—	8,907	—	—	521
Repurchase of common stock	—	—	—	—	(25,705)
Other	—	(414)	—	—	414
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	54,313	—	—
Other comprehensive loss, net of tax	—	—	—	13,901	—
Dividends declared	—	—	(8,900)	—	—
Stock options exercised, net of tax	151	3,299	—	—	5,350
Restricted stock	—	(3,028)	—	—	3,028
Share-based compensation	—	2,775	—	—	407
Other	—	(330)	—	—	330
June 30, 2013	$49,341	$154,599	$1,306,790	$(41,607)	$(85,235)

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

On March 30, 2012, the Corporation sold its heat treating business to Bodycote plc.  The Corporation divested this non-core cyclical business to focus on higher technology engineered services such as specialty coatings and materials testing.  As a result of the divestiture, the results of operations for the heat treating business, which were previously reported as part of the Surface Technologies segment, have been reclassified as discontinued operations for all periods presented. Please refer to Footnote 3 of the Corporation's Condensed Consolidated Financial Statements for further information.

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the second quarter of 2012, the Corporation incurred unanticipated additional costs of $5.5 million on its long-term contract with Westinghouse for disassembly, inspection, and packaging costs related to the reactor coolant pumps (RCP) that the Corporation is supplying for the AP1000 nuclear power plants in China. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

Flow Control

2013 Acquisition

Phönix Group

On February 28, 2013, the Corporation acquired all the outstanding shares of Phönix Holding GmbH for $97.9 million, net of cash acquired.  The Share Purchase and Transfer Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller.  Management funded the purchase from the Corporation’s revolving credit facility and excess cash at foreign locations.

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

Revenues of the acquired business were approximately $60.0 million in 2012. The business operates within the Marine & Power Products Division of Curtiss-Wright's Flow Control segment.

The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended June 30, 2013 are $19.6 million and $1.7 million, respectively.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Phönix
Accounts receivable	$12,226
Inventory	20,358
Property, plant, and equipment	14,068
Other current and non-current assets	1,029
Intangible assets	42,791
Current and non-current liabilities	(7,029)
Pension and postretirement benefits	(6,472)
Deferred income taxes	(14,192)
Net tangible and intangible assets	62,779
Purchase price	97,886
Goodwill	$35,107

Amount of tax deductible goodwill	$—

Supplemental Pro Forma Statements of Operations Data

The assets, liabilities and results of operations of the business acquired in 2013 were not material to the Corporation’s consolidated financial position or results of operations, and therefore pro forma financial information for the Phonix acquisition is not presented.

The following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2012 as if the acquisitions had occurred on January 1, 2012 for purposes of the financial information presented for the periods ended June 30, 2012.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands, except per share data)	2012	2012
Net sales	$611,976	$1,197,251
Net earnings from continuing operations	25,559	47,460
Diluted earnings per share from continuing operations	0.54	1.00

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on historical financial information.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•
Additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $3.2 million and $6.4 million for the three and six months ended, June 30, 2012, respectively.

•	Elimination of historical interest expense of approximately $1.0 million and $2.0 million for the three and six months ended, June 30, 2012, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012 of $4.5 million and $9.0 million for the three and six months ended, June 30, 2012, respectively.

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

Components of earnings from discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Net sales	$—	$10,785
Earnings from discontinued operations before income taxes	—	4,929
Provision for income taxes	—	(1,870)
Gain (loss) on divestiture, net of taxes (1)	(95)	18,316
Earnings (loss) from discontinued operations	$(95)	$21,375

(1) Net of year-to-date 2012 taxes of $11,114

4.           RECEIVABLES

Receivables include amounts billed to customers, claims, other receivables, and unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year.

The composition of receivables is as follows:

	(In thousands)
	June 30, 2013	December 31, 2012
Billed receivables:
Trade and other receivables	$420,510	$402,891
Less: Allowance for doubtful accounts	(7,501)	(7,013)
Net billed receivables	413,009	395,878
Unbilled receivables:
Recoverable costs and estimated earnings not billed	185,142	207,679
Less: Progress payments applied	(17,891)	(25,244)
Net unbilled receivables	167,251	182,435
Receivables, net	$580,260	$578,313

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	June 30, 2013	December 31, 2012
Raw materials	$230,208	$224,613
Work-in-process	104,246	92,761
Finished goods and component parts	116,547	107,173
Inventoried costs related to long-term contracts	51,360	38,000
Gross inventories	502,361	462,547
Less: Inventory reserves	(54,846)	(50,333)
Progress payments applied	(11,224)	(14,743)
Inventories, net	$436,291	$397,471

As of June 30, 2013 and December 31, 2012, inventory also includes capitalized contract development costs of $26.7 million and $23.8 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customer.  As of June 30, 2013 and December 31, 2012, $2.3 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	(In thousands)
	Flow Control	Controls	Surface Technologies	Consolidated
December 31, 2012	$418,184	$541,226	$53,890	$1,013,300
Acquisitions	35,107	—	—	35,107
Goodwill adjustments	2,478	(283)	525	2,720
Foreign currency translation adjustment	(3,412)	(13,629)	(199)	(17,240)
June 30, 2013	$452,357	$527,314	$54,216	$1,033,887

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	(In thousands)
June 30, 2013	Gross	Accumulated Amortization	Net
Technology	$202,069	$(80,953)	$121,116
Customer related intangibles	375,340	(109,148)	266,192
Other intangible assets	64,471	(21,234)	43,237
Total	$641,880	$(211,335)	$430,545

	(In thousands)
December 31, 2012	Gross	Accumulated Amortization	Net
Technology	$186,869	$(76,067)	$110,802
Customer related intangibles	337,558	(95,880)	241,678
Other intangible assets	86,157	(19,616)	66,541
Total	$610,584	$(191,563)	$419,021

During the first six months of 2013, the Corporation acquired intangible assets of $42.8 million. The Corporation acquired Technology of $12.6 million, Customer related intangibles of $27.6 million, and Other intangibles of $2.6 million, which have a weighted average amortization period of 15, 16.1, and 7 years, respectively.
Total intangible amortization expense for the six months ended June 30, 2013 was $24.2 million as compared to $15.1 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2013 through 2017 is $48.0 million, $41.0 million, $39.0 million, $38.1 million, and $37.6 million, respectively.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at June 30, 2013.

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

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	June 30, 2013	December 31, 2012
Assets
Designated for hedge accounting
Interest rate swaps	$—	$677
Undesignated for hedge accounting
Forward exchange contracts	$317	$250
Total asset derivatives (A)	$317	$927
Liabilities
Designated for hedge accounting
Interest rate swaps	$36,573	$1,419
Undesignated for hedge accounting
Forward exchange contracts	$311	$170
Total liability derivatives (B)	$36,884	$1,589

(A)Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.
(B)Forward exchange derivatives are included in Other current liabilities and interest rate swap liabilities are included in Other liabilities.

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and six months ended June 30, were as follows:

	(In thousands)
	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Income Statement Classification	2013	2012	2013	2012	2013	2012	2013	2012
Other income, net	$(25,623)	$14,503	$(36,573)	$1,791	$25,623	$(14,503)	$36,573	$(1,791)

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and six months ended June 30, were as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives not designated as hedging instrument	2013	2012	2013	2012
Forward exchange contracts:
General and administrative expenses	$(4,275)	$(1,146)	$(5,836)	$(170)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of June 30, 2013.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the 2013 Notes).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes that mature on September 26, 2028, will be issued in September of 2013. The 2013 Notes are senior unsecured obligations, that are equal in right of payment to the Corporation's existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and funding obligations under the defined pension plan.  The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	—	—	286,800	286,800
5.74% Senior notes due 2013	125,003	126,090	125,011	128,198
5.51% Senior notes due 2017	150,000	163,096	150,000	168,491
3.84% Senior notes due 2021	99,072	99,072	100,677	100,677
3.70% Senior notes due 2023	225,000	216,224	—	—
3.85% Senior notes due 2025	91,478	91,478	—	—
4.24% Senior notes due 2026	180,518	180,518	198,581	198,581
4.05% Senior notes due 2028	67,359	67,359	—	—
Other debt	1,152	1,152	10,746	10,746
Total debt	$947,982	$953,389	$880,215	$901,893

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

	(In thousands)
	2013	2012
Warranty reserves at January 1,	$18,169	$16,076
Provision for current year sales	3,666	3,765
Current year claims	(3,019)	(2,792)
Change in estimates to pre-existing warranties	(2,206)	(1,120)
Increase due to acquisitions	79	75
Foreign currency translation adjustment	(237)	(176)
Warranty reserves at June 30,	$16,452	$15,828

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
During the second quarter of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Three Months Ended
	June 30, 2012
	Flow Control	Controls	Surface Technologies	Consolidated
Cost of sales	$1,105	$398	$394	$1,897
Selling expenses	312	—	—	312
General and administrative	842	86	4,847	5,775
Total	$2,259	$484	$5,241	$7,984

During the first six months of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Six Months Ended
	June 30, 2012
	Flow Control	Controls	Surface Technologies	Consolidated
Cost of sales	$1,285	$2,136	$394	$3,815
Selling expenses	312	—	—	312
General and administrative	1,137	922	4,847	6,906
Total	$2,734	$3,058	$5,241	$11,033

The components of the restructuring costs by segment are as follows:
Flow Control
During the three and six month periods ended June 30, 2012, the Flow Control segment recorded $2.3 million and $2.7 million, respectively, of restructuring charges, primarily for severance and benefits costs associated with headcount reductions to streamline operations.
Controls
During the three and six month periods ended June 30, 2012, the Controls segment recorded $0.5 million and $3.1 million, respectively, of restructuring charges, primarily for severance and benefits costs associated with headcount reductions to streamline operations.
Surface Technologies
During the three and six month periods ended June 30, 2012, the Surface Technologies segment recorded $5.2 million of restructuring charges consisting of cash charges of $0.4 million and non-cash charges of $4.8 million. The cash costs were primarily associated with severance and benefits costs related to headcount reductions, while the $4.8 million of non-cash costs were primarily related to fixed asset write-downs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonrecurring measurements
In connection with our 2012 restructuring initiative, during the second quarter of 2012, the Corporation announced a plan to cease operations at a certain facility within our Surface Technologies segment by the fourth quarter of 2012. This decision resulted in a reduction of the useful life of the asset group at the facility. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $4.8 million were written down to their fair value of zero, resulting in an impairment charge of $4.8 million. The fair value of the impairment charge was determined using the income approach over the reduced useful life of the asset group. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other observable inputs.
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

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2013 and 2012 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$10,899	$9,978	$21,718	$20,133
Interest cost	6,781	6,676	13,516	13,131
Expected return on plan assets	(8,875)	(8,356)	(17,761)	(16,770)
Amortization of prior service cost	254	300	554	601
Amortization of unrecognized actuarial loss	3,935	3,015	8,207	5,511
Curtailments	2,711	—	2,711	—
Net periodic benefit cost	$15,705	$11,613	$28,945	$22,606

In May 2013, the Corporation's Board of Directors approved an amendment to the CW Pension Plan.   The amendment, which is effective January 1, 2014, changes the time period used to calculate final and career average pay formulas and resulted in a $3 million reduction to the projected benefit obligation of the plan and a second quarter curtailment charge of $2.2 million. The plan curtailment also required a remeasurement of the assets and liabilities of the Curtiss-Wright Pension Plan.  Due to favorable asset performance and an increase in the discount rate, the remeasurement decreased the pension liability and decreased the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $45 million.

During the six months ended June 30, 2013, the Corporation made $14.5 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of approximately $35.0 million in 2013.  In addition, contributions of $2.6 million were made to the Corporation’s foreign benefit plans during the six months ended June 30, 2013.  Contributions to the foreign benefit plans are expected to be $5.0 million in 2013.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and six months ended June 30, 2013 and 2012 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$99	$110	$199	$220
Interest cost	209	231	417	463
Amortization of prior service cost	(157)	(157)	(314)	(314)
Amortization of unrecognized actuarial gain	(160)	(179)	(320)	(359)
Net postretirement benefit cost (income)	$(9)	$5	$(18)	$10

During the six months ended June 30, 2013, the Corporation paid $0.5 million to the postretirement plans.  During 2013, the Corporation anticipates contributing $1.7 million to the postretirement plans.

12.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	46,786	46,820	46,700	46,737
Dilutive effect of stock options and deferred stock compensation	721	681	778	782
Diluted weighted-average shares outstanding	47,507	47,501	47,478	47,519

As of June 30, 2013 and 2012, there were 618,000 and 638,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

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

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Flow Control	$321,069	$274,653	$631,684	$541,444
Controls	217,965	183,678	422,932	351,823
Surface Technologies	80,226	71,067	158,133	141,156
Less: Intersegment revenues	(1,573)	(3,012)	(2,375)	(6,376)
Total consolidated	$617,687	$526,386	$1,210,374	$1,028,047

Operating income (expense)
Flow Control	$27,704	$18,614	$51,838	$37,141
Controls	27,425	23,527	39,522	36,456
Surface Technologies	14,735	5,937	26,828	15,793
Corporate and eliminations (1)	(12,076)	(7,538)	(22,374)	(13,291)
Total consolidated	$57,788	$40,540	$95,814	$76,099

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total operating income	$57,788	$40,540	$95,814	$76,099
Interest expense	(9,332)	(6,526)	(17,991)	(13,008)
Other income, net	224	130	698	232
Earnings from continuing operations before income taxes	$48,680	$34,144	$78,521	$63,323

	(In thousands)
	June 30, 2013	December 31, 2012
Identifiable assets
Flow Control	$1,525,234	$1,417,047
Controls	1,342,433	1,365,112
Surface Technologies	307,415	302,079
Corporate and Other	53,859	30,350
Total consolidated	$3,228,941	$3,114,588

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income (loss)	25,954	(16,331)	9,623
December 31, 2012	$65,722	$(121,230)	$(55,508)
Other comprehensive income (loss) before reclassifications (1)	(41,750)	47,740	5,990
Amounts reclassified from accumulated other comprehensive loss (1)	—	7,911	7,911
Net current period other comprehensive income (loss)	(41,750)	55,651	13,901
June 30, 2013	$23,972	$(65,579)	$(41,607)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	(240)	(1)
Amortization of actuarial losses	(7,887)	(1)
Curtailments	(2,711)	(1)
	(10,838)	Total before tax
	2,927	Income tax
Total reclassifications	$(7,911)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 11, Pension and Other Postretirement Benefit Plans.

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

Environmental Matters

The aggregate environmental liability was $16.6 million at June 30, 2013 and $16.4 million at December 31, 2012.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At June 30, 2013 and December 31, 2012, there were $54.6 million and $51.8 million of stand-by letters of credit outstanding, respectively, and $12.5 million and $6.8 million of bank guarantees outstanding, respectively.   In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the contract include liquidated damage penalty provisions if the Corporation is responsible for the failure to meet specified contractual milestone dates. To date, the Corporation has not met certain delivery dates under the contract.  However, currently, there has not been any threat, allegation, or claim for liquidated damages.  Based upon the evaluation of the Corporation's performance and other legal analysis, the Corporation does not believe it will be subject to liquidated damages penalties. The Corporation believes that all future delivery dates will be revised to mitigate any performance risk and that adequate legal defenses exist should a liquidated damages claim be alleged against the Corporation. Based upon the information available to date, the Corporation does not believe that the ultimate outcome will result in a material impact to its results of operations, financial condition, or cash flows.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Agreements

On June 3, 2013, the Corporation entered into a build to suit agreement for the construction and lease of a new manufacturing facility in Bethlehem, Pennsylvania. The new facility will consist of two buildings totaling approximately 178,975 square feet situated on 12.5 acres, and will serve as a facility for warehousing, heavy manufacturing, research and development, general office, and hazardous material storage for the Electro Mechanical division in the Flow Control segment. Under the terms of the lease agreement, the Corporation is obligated to pay annual fixed rent of $1.9 million every year for the first eight years with rent escalation of 2.5% every year thereafter for a total of fifteen years.

On June 5, 2013, the Corporation entered into a build to suit agreement for the construction and lease of a new facility in Idaho Falls, Idaho. The new facility will consist of two buildings totaling approximately 112,000 square feet situated on 8.6 acres, and will serve as a general office, assembly, and testing facility for the Nuclear Group division in the Flow Control segment. Under the terms of the lease agreement, the Corporation is obligated to pay initial annual rent of $1.1 million with rent escalation of 2.5% every year thereafter for a total of fifteen years.

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

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results.  The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results.  The definition of “organic” excludes the effect of foreign currency translation. These measures provide a tool for evaluating our ongoing operations from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. The non-GAAP financial measures that we disclose are organic revenue and organic operating income - defined as revenue and operating income, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the current year. When used in the MD&A, we have provided the comparable GAAP measure in the discussion.

On March 30, 2012, we completed the sale of our heat treating business, which had been previously reported within the Surface Technologies segment.  The results of operations of this business and the gain that was recognized on the sale are reported within discontinued operations.

The MD&A is organized into the following sections: Consolidated Statements of Earnings, Results by Business Segment, Liquidity and Capital Resources and a reconciliation of Non-GAAP measures.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% change	2013	2012	% change
Sales
Flow Control	$321,045	$274,653	17%	$631,660	$541,444	17%
Controls	216,865	181,090	20%	421,437	346,176	22%
Surface Technologies	79,777	70,643	13%	157,277	140,427	12%
Total sales	$617,687	$526,386	17%	$1,210,374	$1,028,047	18%

Operating income
Flow Control	$27,704	$18,614	49%	$51,838	$37,141	40%
Controls	27,425	23,527	17%	39,522	36,456	8%
Surface Technologies	14,735	5,937	148%	26,828	15,793	70%
Corporate and eliminations	(12,076)	(7,538)	60%	(22,374)	(13,291)	68%
Total operating income	$57,788	$40,540	43%	$95,814	$76,099	26%

Interest expense	(9,332)	(6,526)	43%	(17,991)	(13,008)	38%
Other income, net	224	130	NM	698	232	NM

Earnings before taxes	48,680	34,144	43%	78,521	63,323	24%
Provision for income taxes	15,310	11,309	35%	24,208	20,646	17%
Net earnings from continuing operations	$33,370	$22,835		$54,313	$42,677

New orders	$603,086	$485,148	24%	$1,220,194	$1,000,248	22%

NM- not meaningful

Sales

Sales for the second quarter of 2013 increased $91.3 million, or 17%, to $617.7 million, compared with the same period in 2012.  This increase was primarily due to the incremental impact of acquisitions, as organic sales were down slightly and the effects of foreign currency translation were not significant.  On a segment basis, Flow Control contributed $46.4 million of increased sales, while Controls and Surface Technologies contributed $35.8 million and $9.1 million of increased sales, respectively.

Sales for the first six months of 2013 increased $182.3 million or 18%, to $1,210.4 million, compared with the same period in 2012.  This increase was primarily due to the incremental impact of acquisitions, as organic sales were down slightly and the effects of foreign currency translation were not significant.  On a segment basis, Flow Control contributed $90.2 million of increased sales, while Controls and Surface Technologies contributed $75.3 million and $16.9 million of increased sales, respectively.

The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% change	2013	2012	% change
Defense markets:
Aerospace	$67,814	$80,683	(16%)	$130,125	$149,839	(13%)
Ground	21,557	25,898	(17%)	46,560	49,930	(7%)
Naval	90,034	88,031	2%	173,541	177,641	(2%)
Other	5,293	6,590	(20%)	10,202	14,483	(30%)
Total Defense	$184,698	$201,202	(8%)	$360,428	$391,893	(8%)

Commercial markets:
Aerospace	$104,197	$91,160	14%	$198,920	$176,276	13%
Oil and Gas	111,175	61,458	81%	212,389	121,764	74%
Power Generation	116,627	104,567	12%	233,447	203,334	15%
General Industrial	100,990	67,999	49%	205,190	134,780	52%
Total Commercial	$432,989	$325,184	33%	$849,946	$636,154	34%

Total Curtiss-Wright	$617,687	$526,386	17%	$1,210,374	$1,028,047	18%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	30%	(1%)	19%
Acquisitions	20%	13%	19%	7%
Foreign currency	(1%)	—%	—%	—%
Total	17%	43%	18%	26%

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Sales

Sales in the defense market decreased $16.5 million, or 8%, to $184.7 million, from the comparable prior year period, primarily due to lower sales in the aerospace and ground defense markets.  In our Flow Control segment, lower defense sales were primarily due to lower levels of production on the DDG-1000 destroyer program. In our Controls segment, sales decreased primarily in the aerospace defense market, due to lower production levels on the Black Hawk and lower sales of embedded computing products supporting various helicopter programs, as compared to the prior year period.

Commercial sales increased $107.8 million, or 33%, to $433.0 million, from the comparable prior year period, primarily due to the incremental impact of acquisitions, which contributed to higher sales in the oil and gas and general industrial markets.  Organic commercial sales increased 2% from the comparable prior year period.  In our Flow Control segment, organic commercial sales decreased primarily due to a decrease in our general industrial market as result of a customer loss, which was

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

anticipated.  In our Controls segment, organic commercial sales increased primarily due to higher sales of both our flight control products on all major Boeing aircraft and specialty production support on Boeing’s 787 aircraft in the commercial aerospace market. In our Surface Technologies segment, organic commercial sales increased primarily due to increased coating services.

Operating income

During the second quarter of 2013, operating income increased $17.2 million, or 43%, to $57.8 million, and operating margin decreased 170 basis points, to 9.4%, compared with the same period in 2012.  Acquisitions contributed $4.7 million of operating income and were 90 basis points dilutive to current period operating margin.  On a segment basis, the increase in operating income in our Flow Control segment of $9.1 million, or 49%, to $27.7 million, was primarily due to certain charges on the AP1000 program of $5.5 million and restructuring charges of $2.3 million, that occurred in the prior year period that did not reoccur in the current year period. In addition, higher sales of instrumentation and control products and deliveries of our NETCO SNAP-IN® product in the power generation market contributed to favorable operating income.  In our Controls segment, operating income increased $3.9 million, or 17%, to $27.4 million, primarily due to the incremental impact of acquisitions of $2.7 million.  In our Surface Technologies segment, operating income increased $8.8 million, or 148%, to $14.7 million, primarily due to $5.2 million of restructuring charges that occurred in the second quarter of 2012 that did not reoccur in the current year period, as well as increased coating sales, primarily in the commercial aerospace market.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Sales

Sales in the defense market decreased $31.5 million, or 8%, to $360.4 million, from the comparable prior year period, primarily due to lower sales in the aerospace defense market.  In our Flow Control segment, sales decreased primarily in the naval defense market, driven by lower production on the DDG-1000 and DDG-51 destroyer programs, completion of production on the Advanced Arresting Gear program, and lower levels of production on the Virgina class submarine. In our Controls segment, sales decreased primarily in the aerospace defense market, due to lower production levels on the Black Hawk and lower sales of embedded computing products supporting various helicopter programs.

Commercial sales increased $213.8 million, or 34%, to $849.9 million, from the comparable prior year period, mainly due to the incremental impact of acquisitions, which primarily contributed to higher sales in the oil and gas and general industrial markets.  Organic commercial sales increased 4%, from the comparable prior year period.  In our Flow Control segment, organic commercial sales increased slightly, as higher year-to-date sales in the power generation market offset lower sales in the general industrial market due to an expected decrease as a result of an anticipated customer loss.  In our Controls segment, organic commercial sales increased primarily due to higher sales of both our flight control products on all major Boeing aircraft and specialty production support on Boeing’s 787 aircraft in the commercial aerospace market. In our Surface Technologies segment, organic commercial sales increased primarily due to an increase in volume in our coatings and shot peening services as we continue to benefit from the ramp up in OEM production rates.

Operating income

During the six months ended June 30, 2013, operating income increased $19.7 million, or 26%, to $95.8 million, and operating margin improved 50 basis points, to 7.9% compared with the same period in 2012.  Acquisitions contributed $4.9 million of operating income and were 100 basis points dilutive to current period operating margin.   On a segment basis, the increase in operating income in our Flow Control segment of $14.7 million, or 40%, to $51.8 million, was primarily due to certain charges that occurred in the prior year period that did not reoccur in the current year period, as well as higher sales of instrumentation and control products and deliveries of our NETCO SNAP-IN (R) product in the power generation market.  In our Controls segment, operating income increased $3.0 million, or 8%, to $39.5 million, primarily due to the incremental impact of acquisitions of $1.3 million.   In our Surface Technologies segment, operating income increased $11.0 million, or 70%, to $26.8 million, primarily due to $5.2 million of restructuring charges that occurred in the prior year period that did not reoccur in the current year period, as well as increased coating sales, primarily in the commercial aerospace market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Three and six months ended June 30, 2013 compared with three and six months ended June 30, 2012

Non-segment operating expense

The increase in non-segment operating expense in the current quarter and first six months of 2013, of $4.5 million and $9.1 million, respectively, is primarily due to higher pension expenses, resulting from a lower discount rate used in the measurement of our pension benefit obligation and a curtailment charge as discussed in Footnote 11.

Interest expense

The increase in interest expense in the current quarter and first six months of 2013, of $2.8 million and $5.0 million, respectively, is primarily due to the issuance of $400 million of Senior Notes in February of 2013.

Effective tax rate

Our effective tax rate for the current quarter and first six months of 2013 was 31.5% and 30.8%, respectively, compared to 33.1% and 32.6%, in the comparable prior year periods. The decrease in the effective tax rate in the current quarter and first six months of 2013, was primarily due to changes in the mix of foreign versus U.S. earnings and the retroactive application of the research and development tax credit that was part of the American Taxpayer Relief Act of 2012 and signed into law during the first quarter of 2013.

Net earnings from continuing operations

The increase in net earnings from continuing operations of $10.5 million, or 46%, to $33.4 million, in the current quarter, and $11.6 million, or 27%, to $54.3 million, in the first six months of 2013, as compared to the prior year periods, is primarily due to higher operating income in all of our segments, partially offset by the higher pension and interest expense discussed above.

New orders

New orders for the current quarter and first six months of 2013 increased by $117.9 million and $219.9 million, respectively, as compared to the prior year periods. The increase in new orders in the current quarter and first six months of 2013, is primarily due to incremental new orders from acquisitions of $102.5 million and $191.5 million, respectively.

RESULTS BY BUSINESS SEGMENT

Flow Control

The following tables summarize sales, operating income and margin, and new orders, and certain items impacting comparability within the Flow Control segment.

	(In thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	% change		2013	2012	% change
Sales	$321,045	$274,653	17%		$631,660	$541,444	17%
Operating income	27,704	18,614	49%		51,838	37,141	40%
Operating margin	8.6%	6.8%	180	bps	8.2%	6.9%	130	bps
Restructuring charges	—	2,259	NM		—	2,734	NM
AP1000 - Change in estimate	—	5,540	NM			6,607	NM
New orders	$308,611	$247,888	24%		$632,913	$537,804	18%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	39%	(2%)	34%
Acquisitions	20%	10%	19%	6%
Foreign currency	—%	—%	—%	—%
Total	17%	49%	17%	40%

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Sales

Sales increased $46.4 million, or 17%, to $321.0 million, from the comparable prior year period, primarily due to the incremental impact of our Cimarron, Phönix, and AP services acquisitions, which contributed $36.0 million, $14.8 million, and $5.6 million, of incremental sales, respectively.

Sales in the defense market decreased by 4%, primarily due to decreased naval defense sales driven by lower levels of production on the DDG-1000 and DDG-51 destroyer programs. These decreases were partially offset by production on a new ship board helicopter handling systems contract and higher levels of production on the CVN-79 aircraft carrier program.

Sales in the commercial market increased 25%, primarily due to the incremental impact of our Cimarron and Phönix acquisitions, which favorably impacted sales in the oil and gas market, as well as our AP Services acquisition, which favorably impacted sales in the power generation market.  Organic commercial sales decreased 3%, primarily due to lower sales in the general industrial market as a result of a customer loss, that was anticipated. In the power generation market, organic sales were flat, as higher sales of instrumentation and control products and deliveries of our spent fuel management NETCO SNAP-IN® product used in existing operating reactors, helped offset the impact of the closure of three domestic operating reactors and competitive pressure from lower natural gas prices. In the oil and gas market, organic sales were flat as increased aftermarket MRO and pressure relief valve projects were mostly offset by lower levels of production for international capital refinery projects.

Operating income

During the second quarter of 2013, operating income increased $9.1 million, or 49%, to $27.7 million, and operating margin increased 180 basis points from the prior year quarter to 8.6%.  Acquisitions contributed $1.8 million of operating income and were 120 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased $7.2 million, or 39%, to $25.8 million, and organic operating margin improved 290 basis points to 9.7%. In the prior year period we incurred $2.3 million of restructuring charges and $5.5 million of long-term contract adjustments under our AP1000 program that did not reoccur in the current year period. In addition, higher sales of instrumentation and control products and deliveries of our spent fuel management NETCO SNAP-IN® in the power generation market and increased levels of our aftermarket MRO and pressure relief valve projects in the oil and gas market, contributed to the increase in organic operating income.

New orders

New orders increased $60.7 million from the prior year quarter, primarily due to incremental new orders from acquisitions of $56.9 million.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Sales
Sales increased $90.2 million, or 17%, to $631.7 million, in the first six months of 2013, compared with the same period in 2012, primarily due to the incremental impact of our Cimarron, Phönix, and AP services acquisitions, which contributed $68.8 million, $19.6 million, and $11.5 million, of incremental sales, respectively.
Sales in the defense market decreased by 7%, primarily due to lower levels of production on the DDG-1000 and DDG-51 destroyer programs, completion of production on the Advanced Arresting Gear program and lower levels of production on the Virgina Class submarine.   These decreases were partially offset by production on a new ship board helicopter handling systems contract, increased production sales on the CVN-79 aircraft carrier program, and increased CVN-72 refueling contracts.

Sales in the commercial market increased 27%, primarily due to the incremental impact of our Cimarron and Phönix acquisitions, which favorably impacted sales in the oil and gas market, as well as our AP Services acquisition, which favorably impacted sales in the power generation market.  Organic commercial sales were essentially flat as lower sales in the general industrial market were offset by higher sales in the power generation market. In the general industrial market, sales were lower as a result of a customer loss, that was anticipated. The decrease was offset by higher sales of instrumentation and control products and deliveries of our spent fuel management NETCO SNAP-IN® product used in existing operating reactors within the power generation market.  In our oil and gas market, organic sales were essentially flat as increased aftermarket MRO and pressure relief valve projects were mostly offset by lower levels of production for international capital refinery projects.

Operating income

During the six months ended June 30, 2013, operating income increased $14.7 million, or 40%, to $51.8 million, and operating margin increased 130 basis points from the prior year period to 8.2%.  Acquisitions contributed $2.5 million of operating income and were 110 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased $12.5 million, or 34%, to $49.6 million, and organic operating margin improved 240 bps basis points to 9.3%. Prior year operating income was impacted by $2.7 million of restructuring charges and $6.6 million of long-term contract adjustments under the AP 1000 program. In the current year period, higher sales volume in our power generation market and increased levels of aftermarket MRO and pressure relief valve projects contributed to the increase in organic operating income.

New orders

New orders increased $95.1 million, compared to the prior year period, primarily due to incremental new orders from acquisitions of $101.9 million. The decrease in organic new orders is primarily due to the timing of orders for butterfly valve projects and lower capital project demand in the oil and gas market.

Controls

The following tables summarize sales, operating income and margin, and new orders, and certain items impacting comparability within the Controls segment.

	(In thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	% change		2013	2012	% change
Sales	$216,865	$181,090	20%		$421,437	$346,176	22%
Operating income	27,425	23,527	17%		39,522	36,456	8%
Operating margin	12.6%	13.0%	(40)	bps	9.4%	10.5%	(110)	bps
Restructuring charges	—	484	NM		—	3,058	NM
New orders	$214,667	$165,596	30%		$429,482	$319,947	34%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	4%	(1%)	3%
Acquisitions	23%	12%	23%	4%
Foreign currency	—%	1%	—%	1%
Total	20%	17%	22%	8%

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Sales

Sales increased $35.8 million, or 20%, to $216.9 million, from the comparable prior year period, primarily due to the incremental impact of our Williams Controls, PG Drives, and Exlar acquisitions, which contributed $16.2 million, $13.3 million, and $10.9 million of incremental sales, respectively. Organic sales decreased 3% and the effects of foreign currency translation were minimal.

Defense sales decreased 10%, compared to the prior year period, primarily in the defense aerospace market, due to lower production levels on the Black Hawk and lower sales of embedded computing products supporting various helicopter programs. In the ground defense market, sales decreased due to lower comparable sales on several large platforms, most notably the Bradley fighting vehicle.

Commercial sales increased 65%, primarily driven by the incremental impact of our Williams Controls, PG Drives, and Exlar, acquisitions in the general industrial market.  Organic commercial sales increased 12%, primarily due to higher sales of both our flight control products on Boeing aircraft and specialty production support on Boeing’s 787 aircraft.

Operating income

During the second quarter of 2013, operating income increased $3.9 million, or 17%, to $27.4 million, and operating margin decreased 40 basis points from the prior year quarter to 12.6%.   Acquisitions contributed $2.7 million of operating income and were 140 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased 4% to $24.5 million, and organic operating margin improved 90 basis points to 13.9%. The increase in organic operating income and margin was primarily due to our cost containment efforts and cost savings from prior year restructuring activities.

New orders

New orders increased by $49.1 million from the prior year quarter, primarily due to the incremental impact of acquisitions of $39.1 million.  The increase in organic new orders is primarily due to higher orders of flight control products on Boeing aircraft.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Sales

Sales increased $75.3 million, or 22%, to $421.4 million, from the comparable prior year period, driven by increases in the commercial market of 64%, partially offset by a decline in sales in the defense market of 8%. Acquisitions contributed $79.7 million, or 23%, to the increase in sales.

Defense sales decreased 8%, as compared to the prior year period, primarily in the defense aerospace market, due to lower production levels on the Black Hawk and lower sales of embedded computing products on helicopter programs and various other domestic and foreign military aircraft. In the ground defense market, sales decreased primarily due to lower comparable sales of turret drive systems to international customers.

The increase in sales in the commercial market was primarily due to the aforementioned acquisitions coupled with strong organic growth of 18% in the commercial aerospace market. Sales in the commercial aerospace market increased primarily due to higher sales of our flight control products on all major Boeing aircraft, as well as strong demand for sensor and control products serving the regional jet and commercial helicopter markets.

Operating income

During the six months ended June 30, 2013, operating income increased $3.1 million, or 8%, to $39.5 million, compared with the same period in 2012, while operating margin decreased 110 basis points to 9.4%. Acquisitions contributed $1.3 million of operating income and were 180 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency, as well as the prior year one-time restructuring charges, organic operating income and margin were up slightly, as our cost containment efforts offset lower organic sales volume.

New orders

New orders increased by $109.5 million, compared with the same period in 2012, primarily due to incremental orders from acquisitions of $76.1 million, and increased orders of our sensors and controls products, offset by lower new orders of our embedded computing products on defense applications.

Surface Technologies

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Surface Technologies segment.

	(In thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	% change		2013	2012	% change
Sales	$79,777	$70,643	13%		$157,277	$140,427	12%
Operating income	14,735	5,937	148%		26,828	15,793	70%
Operating margin	18.5%	8.4%	1,010	bps	17.1%	11.2%	590	bps
Restructuring charges	—	5,241	NM		—	5,241	NM
New orders	$79,808	$71,664	11%		$157,799	$142,497	11%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Sales	Operating Income	Sales	Operating Income
Organic	4%	145%	3%	64%
Acquisitions	9%	6%	9%	7%
Foreign currency	—%	(3%)	—%	(1%)
Total	13%	148%	12%	70%

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Sales

Sales increased $9.1 million, or 13%, to $79.8 million, from the comparable prior year period, primarily due to a $6.6 million incremental impact from our Gartner acquisition, which contributed incremental sales to the oil and gas and general industrial markets. In addition, sales in the commercial aerospace market were up 13% due to an increase in volume in our coatings and shot peening services as we continue to benefit from the ramp up in OEM production rates, increased services at the Rolls-Royce aerospace manufacturing facilities, and strong demand for our coatings and shot and laser peening services to commercial markets.

Operating income

During the second quarter ended June 30, 2013, operating income increased $8.8 million, or 148%, to $14.7 million and operating margin increased 1,010 basis points to 18.5%.  Our Gartner acquisition contributed $0.4 million of incremental operating income and was 110 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased $8.6 million, to $14.5 million, and organic operating margin improved 1,140 basis points, to 19.8%, primarily due to increased sales volume resulting in favorable absorption of overhead costs and operational benefits as the result of closing underperforming facilities in the prior year. In addition, prior year period results were impacted by $5.2 million of restructuring charges that did not reoccur in the current period.

New orders

The increase in new orders of $8.1 million, compared with the same period in 2012, is primarily due to the incremental impact of our Gartner acquisition.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Sales

Sales increased $16.9 million, or 12%, from the comparable prior year period, primarily due to a $13.4 million incremental impact from our Gartner acquisition, which contributed incremental sales to the oil and gas and general industrial markets. In addition, sales in the commercial aerospace market were up 12%, due to an increase in volume in our coatings and shot peening services as we continue to benefit from the ramp up in OEM production rates, increased services at the Rolls-Royce aerospace manufacturing facilities, and strong demand for our coatings and shot and laser peening services to commercial markets.

Operating income

During the six months ended June 30, 2013, operating income increased $11.0 million, or 70%, to $26.8 million and operating margin increased 590 basis points to 17.1%.  Our Gartner acquisition contributed $1.1 million of incremental operating income and was 80 basis points dilutive to current period results.

Excluding the impact of acquisitions and foreign currency translation, organic operating income increased $10.2 million, to $26.0 million, and organic operating margin improved 680 basis points to 18.0%, primarily due to increased sales volume resulting in favorable absorption of overhead costs and operational benefits as the result of closing underperforming facilities in the prior year. In addition, prior year period results were impacted by $5.2 million of restructuring charges that did not reoccur in the current year period.

New orders

The increase in new orders of $15 million, compared with the same period in 2012, is primarily due to the incremental impact of our Gartner acquisition.

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

Condensed Consolidated Statements of Cash Flows
	June 30, 2013	June 30, 2012
Cash provided by (used):
Operating activities	$60,801	$18,240
Investing activities	(133,175)	1,892
Financing activities	108,609	300
Effect of exchange-rate changes on cash	(5,215)	(1,738)
Net increase in cash and cash equivalents	31,020	18,694

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Cash provided by operating activities was $60.8 million during the first six months of 2013, compared with $18.2 million in the prior year period.  The increase in the amount of cash provided by operating activities is primarily due to higher cash earnings, higher receipts of advanced payments, and lower vendor payments.

Investing Activities

Net cash used in investing activities for the first six months of 2013 was $133.2 million, compared with $1.9 million of cash provided by investing activities in the prior year period. The increase in cash used by investing activities is primarily due to the Phönix acquisition, while the cash provided from investing activities in the prior year period was primarily due to the proceeds received from the sale of the heat treating business.

Capital expenditures decreased $8.6 million, to $32.1 million, compared with the same period in 2012, as we incurred higher levels of investment in 2012 as a result of our flight systems business expansion.

Financing Activities

Debt Issuances

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the 2013 Notes).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Series Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes that mature on September 26, 2028, will be issued in September of 2013. The 2013 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%, and funding obligations under the defined pension plan.  The 2013 Notes also contain a cross default provision with respect to our other senior indebtedness.

The Corporation’s debt outstanding at June 30, 2013 had an average interest rate of 3.4%, as compared to an average interest rate of 4.0% in the comparable prior year period.

Revolving Credit Agreement

As of the end of June 30, 2013, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement). The unused credit available under the Credit Agreement at June 30, 2013 was $450 million.

Repurchase of common stock

During the first six months of 2013, the Company did not repurchase any shares under its share repurchase program. During the first six months of 2012, the Company used $5 million of cash to repurchase approximately 157,000 outstanding shares.

Dividend increase

During the second quarter of 2013, the Company increased its dividend to ten cents ($0.10) a share, a 11.1% increase over the prior year dividend.

Cash Utilization

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-GAAP Measures

Management reviews key performance indicators including revenue, segment operating income and margins, and new orders, among others. In addition, we consider certain measures to be useful to management and investors when evaluating our operating performance for the periods presented. These measures provide a tool for evaluating our ongoing operations from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. The non-GAAP financial measures that we disclose are organic revenue and organic operating income - defined as revenue and operating income, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the current year.

	Three Months Ended June 30, 2013

	Flow Control			Controls			Surface Technologies			Corporate & Other			Total Curtiss - Wright
	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
Sales
Organic	$265.1	$274.7	(3%)	$176.4	$181.1	(3%)	$73.3	$70.6	4%	$—	$—		$514.9	$526.4	(2%)
Incremental (1)	56.3	—		40.4	—		6.6	—		—	—		103.3	—
Foreign Currency Fav (Unfav) (2)	(0.4)	—		—	—		(0.2)	—		—	—		(0.5)	—
Total	$321.0	$274.7	17%	$216.9	$181.1	20%	$79.8	$70.6	13%	$—	$—		$617.7	$526.4	17%

Operating income
Organic	$25.8	$18.6	39%	$24.5	$23.5	4%	$14.5	$5.9	145%	$(11.9)	$(7.5)	58%	$52.9	$40.5	30%
OI Margin %	9.7%	6.8%	290 bps	13.9%	13.0%	90 bps	19.8%	8.4%	1140 bps				10.3%	7.7%	260 bps
Incremental (1)	1.8	—		2.7	—		0.4	—		(0.2)	—		4.7	—
Foreign Currency Fav (Unfav) (2)	0.1	—		0.3	—		(0.2)	—		—	—		0.2	—
Total	$27.7	$18.6	49%	$27.4	$23.5	17%	$14.7	$5.9	148%	$(12.1)	$(7.5)	60%	$57.8	$40.5	43%
OI Margin %	8.6%	6.8%	180 bps	12.6%	13.0%	-40 bps	18.5%	8.4%	1010 bps				9.4%	7.7%	170 bps

	Six Months Ended June 30, 2013

	Flow Control			Controls			Surface Technologies			Corporate & Other			Total Curtiss - Wright
	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
Sales
Organic	$532.7	$541.4	(2%)	$341.8	$346.2	(1%)	$144.1	$140.4	3%	$—	$—		$1,018.6	$1,028.0	(1%)
Incremental (1)	99.8	—		79.7	—		13.4	—		—	—		193.0	—
Foreign Currency Fav (Unfav) (2)	(0.8)	—		(0.1)	—		(0.3)	—		—	—		(1.2)	—
Total	$631.7	$541.4	17%	$421.4	$346.2	22%	$157.3	$140.4	12%	$—	$—		$1,210.4	$1,028.0	18%

Operating income
Organic	$49.6	$37.1	34%	$37.6	$36.5	3%	$26.0	$15.8	64%	$(22.3)	$(13.3)	68%	$90.8	$76.1	19%
OI Margin %	9.3%	6.9%	240 bps	11.0%	10.5%	50 bps	18.0%	11.2%	680 bps				8.9%	7.4%	150 bps
Incremental (1)	2.5	—		1.3	—		1.1	—		—	—		4.9	—
Foreign Currency Fav (Unfav) (2)	(0.3)	—		0.7	—		(0.2)	—		—	—		0.1	—
Total	$51.8	$37.1	40%	$39.5	$36.5	8%	$26.8	$15.8	70%	$(22.4)	$(13.3)	68%	$95.8	$76.1	26%
OI Margin %	8.2%	6.9%	130 bps	9.4%	10.5%	-110 bps	17.1%	11.2%	590 bps				7.9%	7.4%	50 bps

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

(1) The term incremental is used to highlight the impact acquisitions had on the current year results, for which there was no comparable prior year data. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition and are removed from our organic results. Additionally, the results of operations for divested businesses are removed from the comparable prior year period for purposes of calculating organic results. The remaining businesses are referred to as organic.

(2) Organic results exclude the effects of current period foreign currency translation.

Note: Amounts may not add due to rounding

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the six months ended June 30, 2013.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2012 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2013 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2013. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2012 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2013.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1 - April 30	—	$—	—	2,599,213
May 1 - May 31	—	—	—	2,599,213
June 1 - June 30	—	—	—	2,599,213
For the quarter ended	—	$—	—	2,599,213

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2013.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2013 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2012 Annual Report on Form 10-K.

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
Dated: August 2, 2013