Form 10-Q
period 2013-09-30
CURTISS WRIGHT CORP
filed 2013-11-01
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

or

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

Common Stock, par value $1.00 per share: 47,367,918 shares (as of October 31, 2013).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net sales
Product sales	$502,818	$385,641	$1,500,450	$1,214,541
Service sales	97,849	93,581	310,591	292,728
Total net sales	600,667	479,222	1,811,041	1,507,269

Cost of sales
Cost of product sales	340,955	275,142	1,027,695	848,616
Cost of service sales	65,010	62,664	203,923	193,956
Total cost of sales	405,965	337,806	1,231,618	1,042,572
Gross profit	194,702	141,416	579,423	464,697

Research and development expenses	16,054	13,267	49,565	43,965
Selling expenses	38,019	28,009	113,715	93,378
General and administrative expenses	77,742	76,774	257,442	227,889
Operating income	62,887	23,366	158,701	99,465
Interest expense	(9,690)	(6,648)	(27,681)	(19,656)
Other income, net	378	(119)	1,076	113
Earnings from continuing operations before income taxes	53,575	16,599	132,096	79,922
Provision for income taxes	17,214	5,156	41,422	25,802
Earnings from continuing operations	36,361	11,443	90,674	54,120
Discontinued operations, net of taxes
Earnings from discontinued operations	—	—	—	3,059
Gain (loss) on divestiture	—	(144)	—	18,172
Earnings (loss) from discontinued operations	—	(144)	—	21,231
Net earnings	$36,361	$11,299	$90,674	$75,351

Basic earnings per share
Earnings from continuing operations	$0.77	$0.24	$1.94	$1.17
Earnings from discontinued operations	—	—	—	0.45
Total	$0.77	$0.24	$1.94	$1.62
Diluted earnings per share
Earnings from continuing operations	$0.76	$0.24	$1.90	$1.14
Earnings from discontinued operations	—	—	—	0.45
Total	$0.76	$0.24	$1.90	$1.59
Dividends per share	$0.10	$0.09	$0.29	$0.26
Weighted-average shares outstanding:
Basic	47,081	46,884	46,839	46,795
Diluted	48,063	47,415	47,685	47,493

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$36,361	$11,299	$90,674	$75,351
Other comprehensive income
Foreign currency translation, net of tax (1)	$33,886	$23,614	$(7,864)	$23,711
Pension and postretirement adjustments, net of tax (2)	(13,982)	1,688	41,669	5,146
Other comprehensive income, net of tax	19,904	25,302	33,805	28,857
Comprehensive income	$56,265	$36,601	$124,479	$104,208

(1) The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended, September 30, 2013 were ($1.4) million and $(1.5) million, respectively. The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended, September 30, 2012 were and $4.8 million and $3.4 million, respectively.

(2) The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2013 were ($20.6) million and ($23.5) million, respectively. The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2012 were and ($0.9) million and ($2.9) million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$171,362	$112,023
Receivables, net	567,259	578,313
Inventories, net	456,884	397,471
Deferred tax assets, net	49,372	50,760
Other current assets	50,352	37,194
Total current assets	1,295,229	1,175,761
Property, plant, and equipment, net	504,413	489,593
Goodwill	1,047,880	1,013,300
Other intangible assets, net	425,620	419,021
Deferred tax assets, net	1,228	1,709
Other assets	14,796	15,204
Total assets	$3,289,166	$3,114,588
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$1,227	$128,225
Accounts payable	163,130	157,825
Dividends payable	4,738	—
Accrued expenses	136,506	131,067
Income taxes payable	5,677	7,793
Deferred revenue	158,321	171,624
Other current liabilities	31,992	43,214
Total current liabilities	501,591	639,748
Long-term debt	918,778	751,990
Deferred tax liabilities, net	88,694	50,450
Accrued pension and other postretirement benefit costs	193,293	264,047
Long-term portion of environmental reserves	15,397	14,905
Other liabilities	119,256	80,856
Total liabilities	1,837,009	1,801,996
Contingencies and commitments (Note 15)
Stockholders' Equity
Common stock, $1 par value	49,190	49,190
Additional paid in capital	150,663	151,883
Retained earnings	1,338,421	1,261,377
Accumulated other comprehensive loss	(21,703)	(55,508)
Cost of treasury stock	(64,414)	(94,350)
Total stockholders' equity	1,452,157	1,312,592
Total liabilities and stockholders' equity	$3,289,166	$3,114,588

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net earnings	$90,674	$75,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,660	69,154
Gain on divestiture	—	(29,198)
Net loss on sale of assets	40	663
Deferred income taxes	5,880	1,294
Share-based compensation	5,475	7,469
Impairment of assets	—	4,836
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	26,388	17,104
Inventories, net	(36,335)	(36,837)
Progress payments	(7,589)	(9,421)
Accounts payable and accrued expenses	(6,803)	(28,455)
Deferred revenue	(13,303)	(6,807)
Income taxes payable	(11,672)	2,479
Net pension and postretirement liabilities	(12,152)	(9,954)
Other current and long-term assets and liabilities	4,123	(3,740)
Net cash provided by operating activities	134,386	53,938
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	1,542	977
Proceeds from divestiture	—	52,123
Acquisitions of intangible assets	—	(2,439)
Additions to property, plant, and equipment	(57,876)	(56,043)
Acquisition of businesses, net of cash acquired	(101,230)	(6,231)
Additional consideration on prior period acquisitions	(6,303)	(1,152)
Net cash used for investing activities	(163,867)	(12,765)
Cash flows from financing activities:
Borrowings under revolving credit facility	610,735	—
Borrowings on debt	500,000	—
Payment of revolving credit facility	(906,907)	—
Principal payments on debt	(125,024)	(76)
Repurchases of common stock	—	(4,974)
Proceeds from share-based compensation	21,556	14,113
Dividends paid	(8,892)	(7,967)
Excess tax benefits from share-based compensation plans	773	22
Net cash provided by financing activities	92,241	1,118
Effect of exchange-rate changes on cash	(3,421)	2,868
Net increase in cash and cash equivalents	59,339	45,159
Cash and cash equivalents at beginning of period	112,023	194,387
Cash and cash equivalents at end of period	$171,362	$239,546
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,500	$3,670
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
December 31, 2011	$48,879	$143,192	$1,163,925	$(65,131)	$(85,890)
Net earnings	—	—	113,844	—	—
Other comprehensive income, net of tax	—	—	—	9,623	—
Dividends paid	—	—	(16,392)	—	—
Stock options exercised, net of tax	311	6,431	—	—	10,077
Restricted stock	—	(6,233)	—	—	6,233
Share-based compensation	—	8,907	—	—	521
Repurchase of common stock	—	—	—	—	(25,705)
Other	—	(414)	—	—	414
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	90,674	—	—
Other comprehensive income, net of tax	—	—	—	33,805	—
Dividends declared	—	—	(13,630)	—	—
Stock options exercised, net of tax	—	(2,917)	—	—	26,158
Restricted stock	—	(3,028)	—	—	3,028
Share-based compensation	—	5,055	—	—	420
Other	—	(330)	—	—	330
September 30, 2013	$49,190	$150,663	$1,338,421	$(21,703)	$(64,414)

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

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, warranty reserves, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2012, the Corporation incurred unanticipated additional costs, within its Flow Control segment, of $12.2 million and $20.3 million, respectively, on its long-term contract with Westinghouse for disassembly, inspection, and packaging costs related to the reactor coolant pumps (RCP) that the Corporation is supplying for the AP1000 nuclear power plants in China. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2012 Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Corrections to Prior Years Amounts

The presentation of net sales and cost of sales in the prior year's statement of earnings has been corrected to separately present the components of product and service revenues and costs of sales. This change in presentation did not affect total revenues, total cost of sales, total gross profit, operating income, or net earnings.

Out of Period Correction of an Immaterial Error Related to Three and Six Month Periods ended June 30, 2013

In the third quarter of 2013, the Corporation recorded an out of period adjustment related to the three and six month periods ended June 30, 2013 of $18 million to decrease comprehensive income and increase our deferred tax liability to reflect the tax impact of a May 31, 2013 amendment to our Curtiss-Wright Pension Plan which required a plan remeasurement. This error did not affect our condensed consolidated statement of net earnings or condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2013 or the three and six month periods ended June 30, 2013.  The Corporation evaluated the effects of this error on the June 30, 2013 condensed consolidated financial statements and based on an analysis of quantitative and qualitative factors, the Corporation determined that the error was not material and, therefore, amendment of previously filed reports is not required.

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

Flow Control

2013 Acquisitions

Gulf33 Valve Pros, LLC

On September 16, 2013, the Corporation acquired the assets of Gulf33 for $4.1 million, with a portion of the purchase price held back as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation's revolving credit facility.

Based in Louisiana, Gulf33 provides valve repair and maintenance services to the offshore oil and gas market, and will operate within the Oil & Gas division of the Flow Control segment.

The Corporation recorded $2.0 million of goodwill in connection with the transaction. Revenues of the acquired business were approximately $4.0 million in 2012.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended September 30, 2013 are $36.4 million and $1.6 million, respectively.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Phönix
Accounts receivable	$12,226
Inventory	20,358
Property, plant, and equipment	12,575
Other current and non-current assets	2,153
Intangible assets	42,791
Current and non-current liabilities	(8,153)
Pension and postretirement benefits	(6,472)
Deferred income taxes	(13,746)
Net tangible and intangible assets	61,732
Purchase price	97,886
Goodwill	$36,154

Amount of tax deductible goodwill	$—

Supplemental Pro Forma Statements of Operations Data

The assets, liabilities and results of operations of the businesses acquired in 2013 were not material to the Corporation’s consolidated financial position or results of operations, and therefore pro forma financial information for the Phonix and Gulf33 acquisitions are not presented.

The following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2012 as if the acquisitions had occurred on January 1, 2012 for purposes of the financial information presented for the periods ended September 30, 2012.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands, except per share data)	2012	2012
Net sales	$561,997	$1,759,248
Net earnings from continuing operations	13,131	60,591
Diluted earnings per share from continuing operations	0.28	1.28

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $3.3 million and $9.7 million for the three and nine months ended, September 30, 2012, respectively.

•	Elimination of historical interest expense of approximately $0.9 million and $2.9 million for the three and nine months ended, September 30, 2012, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012 of $4.6 million and $13.6 million for the three and nine months ended, September 30, 2012, respectively.

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

Components of earnings from discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Net sales	$—	$10,785
Earnings from discontinued operations before income taxes	—	4,929
Provision for income taxes	—	(1,870)
Gain (loss) on divestiture, net of taxes (1)	(144)	18,172
Earnings (loss) from discontinued operations	$(144)	$21,231

(1) Net of year-to-date 2012 taxes of $11 million

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           RECEIVABLES

Receivables primarily include amounts billed to customers, unbilled charges on long-term contracts consisting of amounts recognized as sales but not billed, and other receivables.  Substantially all amounts of unbilled receivables are expected to be billed and collected within one year. An immaterial amount of unbilled receivables are subject to retainage provisions. The amount of claims and unapproved change orders within our receivables balances are immaterial.

The composition of receivables is as follows:

	(In thousands)
	September 30, 2013	December 31, 2012
Billed receivables:
Trade and other receivables	$400,230	$402,891
Less: Allowance for doubtful accounts	(6,979)	(7,013)
Net billed receivables	393,251	395,878
Unbilled receivables:
Recoverable costs and estimated earnings not billed	195,385	207,679
Less: Progress payments applied	(21,377)	(25,244)
Net unbilled receivables	174,008	182,435
Receivables, net	$567,259	$578,313

5.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Long term contract inventory includes an immaterial amount of claims or other similar items subject to uncertainty concerning their determination or realization. Inventories are valued at the lower of cost (principally average cost) or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2013	December 31, 2012
Raw materials	$234,423	$224,613
Work-in-process	114,203	92,761
Finished goods and component parts	118,082	107,173
Inventoried costs related to long-term contracts	55,695	38,000
Gross inventories	522,403	462,547
Less: Inventory reserves	(54,498)	(50,333)
Progress payments applied	(11,021)	(14,743)
Inventories, net	$456,884	$397,471

As of September 30, 2013 and December 31, 2012, inventory also includes capitalized contract development costs of $30.5 million and $23.8 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customer.  As of September 30, 2013 and December 31, 2012, $5.2 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	(In thousands)
	Flow Control	Controls	Surface Technologies	Consolidated
December 31, 2012	$418,184	$541,226	$53,890	$1,013,300
Acquisitions	38,149	—	—	38,149
Goodwill adjustments	1,378	(1,372)	525	531
Foreign currency translation adjustment	(498)	(3,592)	(10)	(4,100)
September 30, 2013	$457,213	$536,262	$54,405	$1,047,880

 7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	(In thousands)
September 30, 2013	Gross	Accumulated Amortization	Net
Technology	$205,169	$(85,290)	$119,879
Customer related intangibles	381,203	(118,690)	262,513
Other intangible assets	65,036	(21,808)	43,228
Total	$651,408	$(225,788)	$425,620

	(In thousands)
December 31, 2012	Gross	Accumulated Amortization	Net
Technology	$186,869	$(76,067)	$110,802
Customer related intangibles	337,558	(95,880)	241,678
Other intangible assets	86,157	(19,616)	66,541
Total	$610,584	$(191,563)	$419,021

During the first nine months of 2013, the Corporation acquired intangible assets of $44.1 million. The Corporation acquired Technology of $12.6 million, Customer related intangibles of $28.8 million, and Other intangibles of $2.7 million, which have a weighted average amortization period of 15, 16.2, and 6.9 years, respectively.
Total intangible amortization expense for the nine months ended September 30, 2013 was $36.0 million as compared to $22.2 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2013 through 2017 is $48.4 million, $41.6 million, $39.6 million, $38.7 million, and $38.2 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Forward Foreign Exchange and Currency Option Contracts

The Corporation has foreign currency exposure primarily in the United Kingdom, Europe, and Canada.  The Corporation uses financial instruments, such as forward and option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.

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

In March 2013, the Corporation entered into fixed-to-floating interest rate swap agreements to convert the interest payments of (i) the $100 million, 3.85% notes, due February 26, 2025, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.77% spread, and (ii) the $75 million, 4.05% notes, due February 26, 2028, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.73% spread.

In January 2012, the Corporation entered into fixed-to-floating interest rate swap agreements to convert the interest payments of (i) the $200 million, 4.24% notes, due December 1, 2026, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 2.02% spread, and (ii) $25 million of the $100 million, 3.84% notes, due December 1, 2021, from a fixed rate to a floating interest rate based on 1-Month LIBOR plus a 1.90% spread.

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at September 30, 2013.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	September 30, 2013	December 31, 2012
Assets
Designated for hedge accounting
Interest rate swaps	$—	$677
Undesignated for hedge accounting
Forward exchange contracts	$184	$250
Total asset derivatives (A)	$184	$927
Liabilities
Designated for hedge accounting
Interest rate swaps	$39,679	$1,419
Undesignated for hedge accounting
Forward exchange contracts	$251	$170
Total liability derivatives (B)	$39,930	$1,589

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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and nine months ended September 30, were as follows:

	(In thousands)
	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Income Statement Classification	2013	2012	2013	2012	2013	2012	2013	2012
Other income, net	$(3,106)	$(20)	$(39,679)	$1,771	$3,106	$20	$39,679	$(1,771)

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and nine months ended September 30, were as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives not designated as hedging instrument	2013	2012	2013	2012
Forward exchange contracts:
General and administrative expenses	$2,143	$2,082	$(3,693)	$1,912

Debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of September 30, 2013.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the 2013 Notes).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes that mature on September 26, 2028, were issued on September 26, 2013. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation's existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio is calculated using the same formula for all of the Corporation's debt agreements and is a measure of the Corporation's indebtedness, as defined per the notes purchase agreement and credit agreement, to capitalization, where capitalization equals debt plus equity. The Corporation had the ability to borrow additional debt of $1.2 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	—	—	286,800	286,800
5.74% Senior notes due 2013	—	—	125,011	128,198
5.51% Senior notes due 2017	150,000	164,174	150,000	168,491
3.84% Senior notes due 2021	99,075	99,075	100,677	100,677
3.70% Senior notes due 2023	225,000	218,520	—	—
3.85% Senior notes due 2025	91,065	91,065	—	—
4.24% Senior notes due 2026	178,668	178,668	198,581	198,581
4.05% Senior notes due 2028	66,513	66,513	—	—
4.11% Senior notes due 2028	100,000	91,244
Other debt	1,285	1,285	10,746	10,746
Total debt	$920,006	$918,944	$880,215	$901,893

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

	(In thousands)
	2013	2012
Warranty reserves at January 1,	$18,169	$16,076
Provision for current year sales	6,018	5,495
Current year claims	(5,846)	(4,056)
Change in estimates to pre-existing warranties	(2,615)	(2,242)
Increase due to acquisitions	—	75
Foreign currency translation adjustment	(84)	99
Warranty reserves at September 30,	$15,642	$15,447

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
During the third quarter of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Three Months Ended
	September 30, 2012
	Flow Control	Controls	Surface Technologies	Consolidated
Cost of sales	$18	$215	$769	$1,002
Selling expenses	512	153	32	697
General and administrative	—	—	—	—
Total	$530	$368	$801	$1,699

During the nine months ended of 2012, the Corporation recorded restructuring costs by segment as follows:

	(In thousands)
	Nine Months Ended
	September 30, 2012
	Flow Control	Controls	Surface Technologies	Consolidated
Cost of sales	$1,303	$2,351	$1,163	$4,817
Selling expenses	312	—	—	312
General and administrative	1,649	1,075	4,879	7,603
Total	$3,264	$3,426	$6,042	$12,732

The components of the restructuring costs by segment are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Flow Control
During the three and nine month periods ended September 30, 2012, the Flow Control segment recorded $0.5 million and $3.3 million, respectively, of restructuring charges, primarily for severance and benefits costs associated with headcount reductions to streamline operations.
Controls
During the three and nine month periods ended September 30, 2012, the Controls segment recorded $0.4 million and $3.4 million, respectively, of restructuring charges, primarily for severance and benefits costs associated with headcount reductions to streamline operations.
Surface Technologies
During the three and nine month periods ended September 30, 2012, the Surface Technologies segment recorded $0.8 million and $6.0 million, respectively, of restructuring charges. The $6.0 million of restructuring charges recorded during the nine month period ended September 30, 2012, includes non-cash charges of $4.8 million recorded during the second quarter of 2012, primarily related to fixed asset write-downs. The remainder of the restructuring charges were primarily associated with severance and benefits costs related to headcount reductions.
In June of 2013, the Corporation entered into a lease termination agreement for the facility that was vacated as part of the 2012 restructuring initiative. The lease termination payment was made in July, resulting in a $3.7 million decrease to the restructuring liability, which is reflected in Other current liabilities of the Corporation’s Condensed Consolidated Balance Sheet.
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

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2013 and 2012 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$8,449	$10,061	$30,167	$30,194
Interest cost	7,163	6,564	20,679	19,695
Expected return on plan assets	(9,306)	(8,382)	(27,067)	(25,152)
Amortization of prior service cost	165	300	719	901
Amortization of unrecognized actuarial loss	3,560	2,755	11,767	8,266
Curtailments	(2,818)	—	(107)	—
Net periodic benefit cost	$7,213	$11,298	$36,158	$33,904

In May 2013, the Corporation's Board of Directors approved an amendment to the CW Pension Plan.   The amendment, which is effective January 1, 2014, changes the time period used to calculate final and career average pay formulas and resulted in a $3 million reduction to the projected benefit obligation of the plan and a second quarter 2013 curtailment charge of $2 million. The plan amendments also required a remeasurement of the assets and liabilities of the Curtiss-Wright Pension Plan.  Due to favorable asset performance and an increase in the discount rate, the remeasurement decreased the pension liability by $45 million in the second quarter of 2013. The tax impact of the remeasurement was $18 million and recorded during the third quarter of 2013 as an out of period adjustment. The combined impact of the amendment, curtailment, and remeasurement resulted in a gain in Accumulated other comprehensive income, net of tax, of $32 million.

In September 2013, the Corporation amended the Metal Improvement Company - Salaried Staff pension Scheme (U.K.) and the Penny & Giles Pension Plan (U.K.) to cease the accrual of future benefits effective December 31, 2013. The amendments to the plans resulted in a $7 million reduction to the projected benefit obligations and a curtailment gain of $2.8 million. The plan amendments also required a remeasurement of the assets and liabilities, which resulted in an increase to the pension liability of approximately $1 million. The combined impact of the amendment, curtailment and remeasurement resulted in a gain in Accumulated other comprehensive income, net of tax, of $2 million.

During the nine months ended September 30, 2013, the Corporation made $41 million in contributions to the Curtiss-Wright Pension Plan, and does not expect to make any further contributions in 2013.  In addition, contributions of $4 million were made to the Corporation’s foreign benefit plans during the nine months ended September 30, 2013.  Contributions to the foreign benefit plans are expected to be $5 million in 2013.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Postretirement Benefit Plans

The components of the net postretirement benefit cost for the Curtiss-Wright and EMD postretirement benefit plans for the three and nine months ended September 30, 2013 and 2012 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$81	$109	$280	$329
Interest cost	213	232	630	695
Amortization of prior service cost	(158)	(158)	(472)	(472)
Amortization of unrecognized actuarial gain	(140)	(180)	(460)	(539)
Net postretirement benefit cost (income)	$(4)	$3	$(22)	$13

During the nine months ended September 30, 2013, the Corporation paid $0.8 million to the postretirement plans.  During 2013, the Corporation anticipates contributing $1.2 million to the postretirement plans.

12.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted-average shares outstanding	47,081	46,884	46,839	46,795
Dilutive effect of stock options and deferred stock compensation	982	531	846	698
Diluted weighted-average shares outstanding	48,063	47,415	47,685	47,493

As of September 30, 2013 and 2012, there were 304,000 and 1,260,000 stock options outstanding, respectively, that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share as they would be considered anti-dilutive.

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

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
Flow Control	$311,480	$236,733	$943,164	$778,177
Controls	212,623	176,649	635,555	528,472
Surface Technologies	77,004	68,446	235,137	209,602
Less: Intersegment revenues	(440)	(2,606)	(2,815)	(8,982)
Total consolidated	$600,667	$479,222	$1,811,041	$1,507,269

Operating income (expense)
Flow Control	$24,858	$1,194	$76,696	$38,335
Controls	32,620	22,790	72,142	59,246
Surface Technologies	11,728	8,200	38,556	23,993
Corporate and eliminations (1)	(6,319)	(8,818)	(28,693)	(22,109)
Total consolidated	$62,887	$23,366	$158,701	$99,465

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total operating income	$62,887	$23,366	$158,701	$99,465
Interest expense	(9,690)	(6,648)	(27,681)	(19,656)
Other income, net	378	(119)	1,076	113
Earnings from continuing operations before income taxes	$53,575	$16,599	$132,096	$79,922

	(In thousands)
	September 30, 2013	December 31, 2012
Identifiable assets
Flow Control	$1,559,339	$1,417,047
Controls	1,360,945	1,365,112
Surface Technologies	311,162	302,079
Corporate and Other	57,720	30,350
Total consolidated	$3,289,166	$3,114,588

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income (loss)	25,954	(16,331)	9,623
December 31, 2012	$65,722	$(121,230)	$(55,508)
Other comprehensive income (loss) before reclassifications (1)	(7,864)	32,959	25,095
Amounts reclassified from accumulated other comprehensive loss (1)	—	8,710	8,710
Net current period other comprehensive income (loss)	(7,864)	41,669	33,805
September 30, 2013	$57,858	$(79,561)	$(21,703)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	(247)	(1)
Amortization of actuarial losses	(11,307)	(1)
Curtailments	(2,178)	(1)
	(13,732)	Total before tax
	5,022	Income tax
Total reclassifications	$(8,710)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 11, Pension and Other Postretirement Benefit Plans.

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

Environmental Matters

The aggregate environmental liability was $16.8 million at September 30, 2013 and $16.4 million at December 31, 2012.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At September 30, 2013 and December 31, 2012, there were $51.1 million and $51.8 million of stand-by letters of credit outstanding, respectively, and $18.3 million and $6.8 million of bank guarantees outstanding, respectively.   In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

The Corporation’s Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. To date, the Corporation has not met certain contractual delivery dates under its AP 1000 China contract; however there are significant uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses and we intend to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of September 30, 2013.  The range of possible loss is $0 to $25 million.

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

16.           SUBSEQUENT EVENTS

On October 1, 2013, the Corporation acquired the stock of Parvus Corporation for $38 million in cash. Parvus is a designer and manufacturer of rugged small form factor computers and communications subsystems for the aerospace, defense, homeland security, and industrial markets. The business will operate within the Corporation's Controls segment.

On October 1, 2013, the Corporation acquired the assets of Ovalpath, Inc. for $2.5 million in cash. The agreement also provides for future consideration of up to an additional $6.4 million based on the achievement of certain financial metrics over a five year period immediately after the closing date. Ovalpath is the developer of a proprietary software platform used in mobile-device based applications serving the commercial nuclear power market. The business will operate within the Corporation's Flow Control segment.

On October 4, 2013, the Corporation acquired the membership interests of Arens Controls, LLC for $98 million in cash. Arens is a designer and manufacturer of highly-engineered, precision operator interface controls, and power management systems for commercial and off-road industrial vehicles. The business will operate within the Corporation's Controls segment.

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

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results. The definition of “organic” excludes the effect of foreign currency translation. These measures provide a tool for evaluating our ongoing operations from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. The non-GAAP financial measures that we disclose are organic revenue and organic operating income - defined as revenue and operating income, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the last twelve months. When used in the MD&A, we have provided the comparable GAAP measure in the discussion.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% change	2013	2012	% change
Sales
Flow Control	$311,487	$236,733	32%	$943,147	$778,177	21%
Controls	212,544	174,616	22%	633,981	520,792	22%
Surface Technologies	76,636	67,873	13%	233,913	208,300	12%
Total sales	$600,667	$479,222	25%	$1,811,041	$1,507,269	20%

Operating income
Flow Control	$24,858	$1,194	1,982%	$76,696	$38,335	100%
Controls	32,620	22,790	43%	72,142	59,246	22%
Surface Technologies	11,728	8,200	43%	38,556	23,993	61%
Corporate and eliminations	(6,319)	(8,818)	28%	(28,693)	(22,109)	(30)%
Total operating income	$62,887	$23,366	169%	$158,701	$99,465	60%

Interest expense	(9,690)	(6,648)	46%	(27,681)	(19,656)	41%
Other income, net	378	(119)	NM	1,076	113	NM

Earnings before taxes	53,575	16,599	223%	132,096	79,922	65%
Provision for income taxes	17,214	5,156	234%	41,422	25,802	61%
Net earnings from continuing operations	$36,361	$11,443		$90,674	$54,120

New orders	$595,827	$473,347	26%	$1,816,021	$1,473,595	23%

NM- not a meaningful percentage

Sales

Sales for the third quarter of 2013 increased $121.4 million, or 25%, to $600.7 million, compared with the same period in 2012, primarily due to the incremental impact of acquisitions, which contributed 22%.  On a segment basis, Flow Control contributed $74.8 million of increased sales, while Controls and Surface Technologies contributed $37.9 million and $8.8 million of increased sales, respectively.

Sales for the first nine months of 2013 increased $303.8 million or 20%, to $1,811 million, compared with the same period in 2012.  This increase was primarily due to the incremental impact of acquisitions, which contributed 20%.  On a segment basis, Flow Control contributed $165 million of increased sales, while Controls and Surface Technologies contributed $113.2 million and $25.6 million of increased sales, respectively.

The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% change	2013	2012	% change
Defense markets:
Aerospace	$61,738	$77,541	(20%)	$191,863	$227,433	(16%)
Ground	23,048	25,670	(10%)	69,608	75,597	(8%)
Naval	90,996	74,400	22%	264,537	252,040	5%
Other	2,431	6,856	(65%)	12,633	21,339	(41%)
Total Defense	$178,213	$184,467	(3%)	$538,641	$576,409	(7%)

Commercial markets:
Aerospace	$102,436	$86,868	18%	$301,354	$263,034	15%
Oil and Gas	112,095	59,809	87%	324,491	181,573	79%
Power Generation	108,967	86,826	26%	342,411	290,180	18%
General Industrial	98,956	61,252	62%	304,144	196,073	55%
Total Commercial	$422,454	$294,755	43%	$1,272,400	$930,860	37%

Total Curtiss-Wright	$600,667	$479,222	25%	$1,811,041	$1,507,269	20%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	3%	135%	—%	47%
Acquisitions	22%	27%	20%	11%
Foreign currency	—%	7%	—%	2%
Total	25%	169%	20%	60%

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Sales

Sales in the defense market decreased $6.3 million, or 3%, to $178.2 million.  In our Flow Control segment, defense sales increased in the naval defense market due to higher levels of production on the Virginia class submarine. In our Controls segment, sales decreased primarily in the aerospace defense market, due to lower production levels on the Black Hawk and several Unmanned Aerial Vehicle (UAV) platforms, and lower sales of embedded computing products supporting various helicopter programs. In the ground defense market, sales decreased primarily due to lower production levels on the Bradley fighting vehicle platform.

Commercial sales increased $127.7 million, or 43%, to $422 million, from the comparable prior year period, primarily due to the incremental impact of acquisitions, which contributed to higher sales in the oil and gas, general industrial, and power generation markets.  Organic commercial sales increased 8% from the comparable prior year period.  In our Flow Control segment, organic commercial sales were essentially flat as a decrease in sales in the general industrial market due to an expected customer loss were offset by higher sales in our nuclear power market. In our Controls segment, organic commercial

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

sales increased primarily due to higher sales of both our flight control products on all major Boeing aircraft and specialty production support on Boeing’s 787 aircraft in the commercial aerospace market. In our Surface Technologies segment, organic commercial sales increased primarily due to increased coating services in the commercial aerospace market.

Operating income

During the third quarter of 2013, operating income increased $39.5 million, or 169%, to $62.9 million, and operating margin increased 560 basis points, to 10.5%, compared with the same period in 2012.  Acquisitions contributed $6.4 million of operating income and were 90 basis points dilutive to current period operating margin.

On a segment basis, the increase in operating income in our Flow Control segment of $23.7 million, to $24.9 million, was primarily due to certain charges in the prior year period that did not reoccur in the current year period. Those prior year charges were primarily changes in the estimate to complete on the AP1000 program of $12.2 million and the strike at our EMD facility of $11.3 million. Excluding the impacts of the strike, changes in estimate on the AP 1000 program, restructuring charges from the prior year results, and the current period contribution from acquisitions, current period operating income as compared to the prior year, decreased primarily due to higher compensation costs. Acquisitions contributed $2.6 million of incremental operating income to the Flow Control segment during the current quarter. In our Controls segment, operating income increased $9.8 million, or 43%, to $32.6 million, primarily due to the incremental impact of acquisitions of $4.3 million and a $2.8 million curtailment gain due to changes in our U.K. pension plans. In our Surface Technologies segment, operating income increased $3.5 million, or 43%, to $11.7 million, primarily due to the benefit of prior year restructuring activities.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Sales

Sales in the defense market decreased $37.8 million, or 7%, to $538.6 million, from the comparable prior year period, primarily due to lower sales in the aerospace defense market.  In our Flow Control segment, naval defense sales were essentially flat as lower production on the DDG-1000 and DDG-51 destroyer programs and completion of production on the Advanced Arresting Gear program, were offset by increased production on the CVN-79 and various other product sales across a number of different different naval programs. In our Controls segment, sales decreased primarily in the aerospace defense market, due to lower production levels on the Black Hawk and lower sales of embedded computing products supporting various helicopter programs.

Commercial sales increased $341.5 million, or 37%, to $1,272 million, from the comparable prior year period, mainly due to the incremental impact of acquisitions, which primarily contributed to higher sales in the oil and gas and general industrial markets.  Organic commercial sales increased 5% from the comparable prior year period.  In our Flow Control segment, organic commercial sales were slightly higher, as higher sales in the power generation market offset lower sales in the general industrial market due to an expected decrease as a result of an anticipated customer loss.  In our Controls segment, organic commercial sales increased primarily due to higher sales of both our flight control products on all major Boeing aircraft and specialty production support on Boeing’s 787 aircraft in the commercial aerospace market. In our Surface Technologies segment, organic commercial sales increased primarily due to an increase in volume in our coatings services as we continue to benefit from the ramp up in OEM production rates.

Operating income

During the nine months ended September 30, 2013, operating income increased $59.2 million, or 60%, to $158.7 million, and operating margin improved 220 basis points, to 8.8% compared with the same period in 2012.  Acquisitions contributed $11.3 million of operating income and were 90 basis points dilutive to current period operating margin. On a segment basis, the increase in operating income in our Flow Control segment of $38.4 million, or 100%, to $76.7 million, was primarily due to certain charges that occurred in the prior year period that did not reoccur in the current year period, higher sales in the power generation market, and improved profitability in our oil and gas division due to Cimarron's integration. In our Controls segment, operating income increased $12.9 million, or 22%, to $72.1 million, primarily due to the incremental impact of acquisitions of $5.6 million, a $2.8 million curtailment gain due to changes in our U.K. pension plans, and improved profitability in our defense businesses as a result of our prior year restructuring initiatives. In our Surface Technologies segment, operating income increased $14.6 million, or 61%, to $38.6 million, primarily due to $6.0 million of restructuring

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

charges that occurred in the prior year period that did not reoccur in the current year period, increased organic coating sales, primarily in the commercial aerospace market, and benefits of prior year restructuring initiatives.

Three and nine months ended September 30, 2013 compared with three and nine months ended September 30, 2012

Non-segment operating expense

The decrease in non-segment operating expense in the current quarter of $2.5 million, to $6.3 million, is primarily due to lower unallocated corporate expenses.

The increase in non-segment operating expense during the first nine months of 2013 of $6.6 million, to $28.7 million, is primarily due to higher pension expenses.

Interest expense

The increase in interest expense in the current quarter and first nine months of 2013, of $3.0 million and $8.0 million, respectively, is primarily due to the issuance of $400 million of Senior Notes in February of 2013. The Corporation's average debt outstanding during the three and nine months ended September 30, 2013 were $984 million and $966 million, respectively, as compared to $584 million, in the comparable prior year periods.

Effective tax rate

Our effective tax rate for the current quarter and first nine months of 2013 was 32.1% and 31.4%, respectively, compared to 31.1% and 32.3%, in the comparable prior year periods. The decrease in the effective tax rate in the first nine months of 2013, as compared to the prior year period, was primarily due to changes in the mix of foreign versus U.S. earnings and the retroactive application of the research and development tax credit that was part of the American Taxpayer Relief Act of 2012 and signed into law during the first quarter of 2013.

Net earnings from continuing operations

The increase in net earnings from continuing operations of $24.9 million, or 218%, to $36.4 million, in the current quarter, and $36.6 million, or 68%, to $90.7 million, in the first nine months of 2013, as compared to the prior year periods, is primarily due to higher operating income in all of our segments, partially offset by the higher pension and interest expense discussed above.

Comprehensive income

Pension and Postretirement adjustments

The $14 million pension and postretirement loss in other comprehensive income, for the three months ended September 30, 2013, was primarily due to an out of period adjustment of $18 million to record the tax impact on the second quarter remeasurement of our CW Pension plan. This was partially offset by an amendment to the Metal Improvement Company Salaried Staff pension scheme (U.K.) and the Penny & Giles Pension Plan (U.K.), which resulted in a gain in other comprehensive income, net of tax, of $2 million and recognizing the amortization of prior service costs and unrecognized actuarial losses, net of tax, of $2 million.

The $42 million pension and postretirement gain in other comprehensive income, for the nine month period ended September 30, 2013, was primarily due to the May 31, 2013 amendment to the CW pension plan.  The amendment changed the time period used to calculate final and career average pay formulas and resulted in a $32 million gain, net of tax, in other comprehensive income mainly due to a $45 million reduction to the projected benefit obligation as a result of the plan remeasurement in the second quarter of 2013. The tax impact of the remeasurement was $18 million and recorded during the third quarter of 2013 as an out of period adjustment.  The actuarial gain, resulting from the remeasurement, was driven by an increase in our discount rate from 4.0% to 4.5% as well as favorable asset return performance.  In addition, the amendment to the Metal Improvement Company Salaried Staff pension scheme (U.K.) and the Penny & Giles Pension Plan (U.K.), resulted in a gain in other comprehensive income, net of tax, of $2 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Lastly, recognizing the amortization of prior service costs and amortization of unrecognized actuarial losses, net of tax, resulted in an additional adjustment to comprehensive income of $7 million for the nine months ended September 30, 2013.

Foreign Currency Translation adjustments

The increase in foreign currency translation adjustments to comprehensive income of $10.3 million, to $33.9 million, is primarily due to an increase in the British Pound exchange rate during the three month period ended September 30, 2013, as compared to the three month period ended September 30, 2012.

The decrease in foreign currency translation adjustments to comprehensive income of $31.6 million, to a $7.9 million loss, for the nine months ended September 30, 2013 is primarily due to a decrease in the Canadian and British Pound exchange rates during the nine month period ended September 30, 2013 as compared to an increase in the Canadian and British Pound exchange rates during the nine month period ended September 30, 2012.

New orders

New orders for the current quarter and first nine months of 2013 increased by $122.5 million and $342.4 million, respectively, as compared to the prior year periods. The increase in new orders in the current quarter and first nine months of 2013, is primarily due to incremental new orders from acquisitions of $113.8 million and $305.3 million, respectively.

RESULTS BY BUSINESS SEGMENT

Flow Control

The following tables summarize sales, operating income and margin, and new orders, and certain items impacting comparability within the Flow Control segment.

	(In thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	% change		2013	2012	% change
Sales	$311,487	$236,733	32%		$943,147	$778,177	21%
Operating income	24,858	1,194	1,982%		76,696	38,335	100%
Operating margin	8.0%	0.5%	750	bps	8.1%	4.9%	320	bps
Restructuring charges	—	530	NM		—	3,264	NM
AP1000 - Change in estimate	—	12,166	NM		—	20,333	NM
Impacts of strike
Production suspension	—	$6,230	NM		—	$6,230	NM
Under absorption of overhead costs	—	$5,118	NM		—	$5,118	NM
New orders	$284,749	$223,033	28%		$917,662	$760,837	21%

NM- not a meaningful percentage

(1)
On August 24, 2012, workers at the Electronic Mechanical Division (EMD)'s Cheswick, Pennsylvania facility of Curtiss-Wright's Flow Control segment went on strike. The strike led to a temporary suspension of work on open contracts and resulted in a $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs and the temporary suspension of work resulted in a shift of long-term contract milestones, which caused a decrease in

2012 sales of $18 million and operating income of $6 million. On September 24, 2012, the Company ratified an agreement with the union to end the strike.

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	7%	1,738%	1%	87%
Acquisitions	25%	218%	20%	13%
Foreign currency	—%	26%	—%	—%
Total	32%	1,982%	21%	100%

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Sales

Sales increased $74.8 million, or 32%, to $311.5 million, from the comparable prior year period, primarily due to the incremental impact of our Cimarron, Phönix, and AP services acquisitions, which contributed $37.2 million, $16.8 million, and $3.9 million, of incremental sales, respectively.

Sales in the defense market increased by 18%, primarily due to increased naval defense sales driven by increased production of pumps and generators for the Virginia Class submarine program.

Sales in the commercial market increased 37%, primarily due to the incremental impact of our Cimarron and Phönix acquisitions, which favorably impacted sales in the oil and gas market, as well as our AP Services acquisition, which favorably impacted sales in the power generation market.   In the power generation market, excluding the impact of our AP Services acquisition, increased progress on the domestic AP1000 program, higher sales of instrumentation and control products, and deliveries of our spent fuel management NETCO SNAP-IN® product used in existing operating reactors, more than offset competitive pressure from low natural gas prices and fewer plant outages. Sales in the oil and gas market were flat, excluding the impact of Phönix and Cimarron, as increased pressure relief valve sales were mostly offset by lower levels of production for international capital refinery products. In the general industrial market, lower sales were primarily due to a previously announced expected customer cancellation.

Operating income

During the third quarter of 2013, operating income increased $23.7 million, or 1,982%, to $24.9 million, and operating margin increased 750 basis points from the prior year quarter to 8.0%.  Acquisitions contributed $2.6 million of operating income. Excluding the items impacting comparability, noted in the first table above, and the contributions from acquisitions, operating income decreased primarily due to higher compensation costs.

New orders

New orders increased $61.7 million to $284.7 million, from the prior year quarter, primarily due to incremental new orders from acquisitions of $65.4 million.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Sales
Sales increased $165.0 million, or 21%, to $943.1 million, in the first nine months of 2013, compared with the same period in 2012, primarily due to the incremental impact of our Cimarron, Phönix, and AP services acquisitions, which contributed $106 million, $36.4 million, and $15.4 million, of incremental sales, respectively.
Sales in the defense market were essentially flat, as lower levels of production on the DDG-1000 and DDG-51 destroyer programs and completion of production on the Advanced Arresting Gear program, were offset by production on a new ship board helicopter handling systems contract and increased production on the CVN-79 aircraft carrier program.

Sales in the commercial market increased 30%, primarily due to the incremental impact of our Cimarron and Phönix acquisitions, which favorably impacted sales in the oil and gas market, as well as our AP Services acquisition, which favorably impacted sales in the power generation market.  Sales in our oil and gas market, excluding the impact of Cimarron and Phönix, were essentially flat as increased sales of our pressure relief valve products were mostly offset by lower sales of capital refinery products. In the power generation market, excluding the impact of our AP Services acquisition, increased progress on the domestic AP1000 program, higher sales of instrumentation and control products, and deliveries of our spent fuel management NETCO SNAP-IN® product used in existing operating reactors, more than offset competitive pressure from low natural gas prices and fewer plant outages. In the general industrial market, lower sales were primarily due to a previously announced expected customer cancellation.

Operating income

During the nine months ended September 30, 2013, operating income increased $38.4 million, or 100%, to $76.7 million, and operating margin increased 320 basis points from the prior year period to 8.1%.  Acquisitions contributed $5.1 million of operating income. Excluding the items impacting comparability noted in the first table above, and the contributions from acquisitions, operating income decreased primarily due to higher compensation and benefit costs somewhat offset by improved performance in our oil and gas division as a result of in-sourcing Cimarron manufacturing.

New orders

New orders increased $156.8 million, to $917.7 million, from the prior year period, primarily due to incremental new orders from acquisitions of $167.2 million.

Controls

The following tables summarize sales, operating income and margin, and new orders, and certain items impacting comparability within the Controls segment.

	(In thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	% change		2013	2012	% change
Sales	$212,544	$174,616	22%		$633,981	$520,792	22%
Operating income	32,620	22,790	43%		72,142	59,246	22%
Operating margin	15.3%	13.1%	220	bps	11.4%	11.4%	0	bps
Restructuring charges	—	368	NM		—	3,426	NM
Curtailment gain	2,818	—	NM		2,818	—	NM
New orders	$234,490	$183,863	28%		$663,972	$503,810	32%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	18%	(2%)	9%
Acquisitions	24%	19%	24%	9%
Foreign currency	—%	6%	—%	4%
Total	22%	43%	22%	22%

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Sales

Sales increased $37.9 million, or 22%, to $212.5 million, from the comparable prior year period, primarily due to the incremental impact of our Williams Controls, PG Drives, and Exlar acquisitions, which contributed $16.2 million, $14.3 million, and $10.8 million of incremental sales, respectively.

Defense sales decreased 14%, compared to the prior year period, primarily in the defense aerospace market, due to lower production levels on the Black Hawk and several Unmanned Aerial Vehicle (UAV) platforms, as well as lower sales of embedded computing products supporting various helicopter programs. In the ground defense market, sales decreased primarily due to lower sales on the Bradley and Stryker family of fighting vehicles, partially offset by higher sales of turret drive systems to international customers.

Commercial sales increased 76%, primarily driven by the incremental impact of our Williams Controls, PG Drives, and Exlar acquisitions in the general industrial market.  Growth in the commercial markets was also driven by higher sales in the commercial aerospace market of both our flight control products on Boeing aircraft and specialty production support on Boeing’s 787 aircraft.

Operating income

During the third quarter of 2013, operating income increased $9.8 million, or 43%, to $32.6 million, and operating margin increased 220 basis points from the prior year quarter to 15.3%.   Acquisitions contributed $4.3 million of operating income and were 130 basis points dilutive to current period results. Current quarter results were favorably impacted by a curtailment gain as a result of a change in our U.K. pension plans.

Excluding the items impacting comparability noted in the first table above, contributions from acquisitions, and foreign currency translation, operating income and margin were essentially flat as benefits driven by our prior year restructuring initiatives within our defense businesses were offset by lower margins on certain long-term contracts in our industrial businesses.

New orders

New orders increased by $50.6 million to $234.5 million, from the prior year quarter, primarily due to the incremental impact of acquisitions of $42.1 million.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Sales

Sales increased $113.2 million, or 22%, to $634 million, from the comparable prior year period, driven by increases in the commercial market of 68%, partially offset by a decline in sales in the defense market of 10%. Acquisitions contributed $121 million, or 24%, to the increase in sales.

Defense sales decreased 10%, as compared to the prior year period, primarily in the defense aerospace market, due to lower production levels on the Black Hawk and Global Hawk, and lower sales of embedded computing products on helicopter programs and other domestic and foreign military aircraft. In the ground defense market, sales decreased primarily due to lower comparable sales of turret drive systems to international customers.

The increase in sales in the commercial market was primarily due to the aforementioned acquisitions coupled with strong organic growth in the commercial aerospace market. Sales in the commercial aerospace market increased primarily due to higher sales of our flight control products on all major Boeing aircraft, as well as strong demand for sensor and control products serving the regional jet and commercial helicopter markets.

Operating income

During the nine months ended September 30, 2013, operating income increased $12.9 million, or 22%, to $72.1 million, compared with the same period in 2012, while operating margin was flat at 11.4%. Acquisitions contributed $5.6 million of operating income and were 160 basis points dilutive to current period results. Current quarter results were favorably by impacted by a curtailment gain as a result of a change in our U.K. pension plans.

Excluding the items impacting comparability noted in the table above, contributions from acquisitions, and foreign currency translation, operating income and margin were essentially flat as benefits driven by our prior year restructuring initiatives within our defense businesses, were slightly offset by lower organic sales volume.

New orders

New orders increased by $160.2 million to $664 million, compared with the same period in 2012, primarily due to incremental orders from acquisitions of $118.2 million, the timing of orders on the V-22 and JSF programs, and a $21 million order to supply a flight data recording system for the MC-21 aircraft program. This was partially offset by lower new orders of our embedded computing products on defense applications.

Surface Technologies

The following tables summarize sales, operating income and margin, new orders, and certain items impacting comparability within the Surface Technologies segment.

	(In thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	% change		2013	2012	% change
Sales	$76,636	$67,873	13%		$233,913	$208,300	12%
Operating income	11,728	8,200	43%		38,556	23,993	61%
Operating margin	15.3%	12.1%	320	bps	16.5%	11.5%	500	bps
Restructuring and impairment charges	—	801	NM		—	6,042	NM
New orders	$76,588	$66,451	15%		$234,387	$208,948	12%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Sales	Operating Income	Sales	Operating Income
Organic	4%	43%	3%	57%
Acquisitions	9%	1%	9%	5%
Foreign currency	—%	(1%)	—%	(1%)
Total	13%	43%	12%	61%

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Sales

Sales increased $8.8 million, or 13%, to $76.6 million, from the comparable prior year period, primarily due to a $6.2 million incremental impact from our Gartner acquisition, which contributed incremental sales to the oil and gas and general industrial markets. In addition, sales in the commercial aerospace market were up 10% due to an increase in volume in our shot and laser peening services as we continue to benefit from the ramp up in OEM production rates and increased services at the Rolls-Royce aerospace manufacturing facilities. This performance was partially offset by lower sales in the aerospace defense market for our shot and laser peening services.

Operating income

During the third quarter ended September 30, 2013, operating income increased $3.5 million, or 43%, to $11.7 million and operating margin increased 320 basis points to 15.3%.  Our Gartner acquisition was 130 basis points dilutive to current period results.

Excluding the items impacting comparability noted in the table above, contributions from acquisitions, and foreign currency translation, operating income and margin increased primarily due to the benefits of prior year restructuring initiatives.

New orders

The increase in new orders of $10.1 million, to $76.6 million, compared with the same period in 2012, is primarily due to the incremental impact of our Gartner acquisition.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Sales

Sales increased $25.6 million, or 12%, from the comparable prior year period, primarily due to a $19.6 million incremental impact from our Gartner acquisition, which contributed incremental sales to the oil and gas and general industrial markets. In addition, sales in the commercial aerospace market were up 12% due to an increase in volume in coatings and shot and laser peening services as we continue to benefit from the ramp up in OEM production rates. This performance was partially offset by lower sales in the aerospace defense market for our shot and laser peening services.

Operating income

During the nine months ended September 30, 2013, operating income increased $14.6 million, or 61%, to $38.6 million and operating margin increased 500 basis points to 16.5%.  Our Gartner acquisition contributed $1.1 million of incremental operating income and was 100 basis points dilutive to current period results.

Excluding the items impacting comparability noted in the table above and contributions from acquisitions and foreign currency translation, operating income and margin increased primarily due to operational benefits as the result of closing underperforming facilities in the prior year. In addition, prior year period results were impacted by $6.0 million of restructuring charges that did not reoccur in the current year period.

New orders

The increase in new orders of $25 million to $234.4 million, compared with the same period in 2012, is primarily due to the incremental impact of our Gartner acquisition.

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

Condensed Consolidated Statements of Cash Flows
	September 30, 2013	September 30, 2012
Cash provided by (used):
Operating activities	$134,386	$53,938
Investing activities	(163,867)	(12,765)
Financing activities	92,241	1,118
Effect of exchange-rate changes on cash	(3,421)	2,868
Net increase in cash and cash equivalents	59,339	45,159

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating Activities

Cash provided by operating activities was $134.4 million during the first nine months of 2013, compared with $53.9 million in the prior year period.  The increase in the amount of cash provided by operating activities is primarily due to higher cash earnings and lower levels of vendor payments as compared to the prior year period.

Investing Activities

Net cash used in investing activities for the first nine months of 2013 was $163.9 million, compared with $12.8 million of cash used in investing activities in the prior year period. The increase in cash used by investing activities is primarily due to the Phönix acquisition, while the lower level of cash used in investing activities in the prior year period was primarily due to the proceeds received from the sale of the heat treating business.

During the first nine months of 2013, capital expenditures were $57.9 million, which was essentially flat compared with the same period in the prior year.

Financing Activities

Debt Issuances

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the 2013 Notes).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Series Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes that mature on September 26, 2028, were issued in September of 2013. The 2013 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%.  The debt to capitalization limit, is a measure of our indebtedness, as defined per the notes purchase agreement and credit facility, to capitalization, where capitalization equals debt plus equity, and is the same for and applies to all of our debt agreements and credit agreement. The 2013 Notes also contain a cross default provision with respect to our other senior indebtedness.

During the third quarter of 2013, we repaid the $125 million 2003 senior notes that matured in September 2013.

The Corporation’s debt outstanding at September 30, 2013 had an average interest rate of 3.5%, as compared to an average interest rate of 4.0% in the comparable prior year period. The Corporation's average debt outstanding was $966 million for the nine months ended September 30, 2013, as compared to $584 million in same period in the prior year.

Revolving Credit Agreement

As of the end of September 30, 2013, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility). The unused credit available under the Credit Agreement at September 30, 2013 was $454 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first nine months of 2013, the Company did not repurchase any shares under its share repurchase program. During the first nine months of 2012, the Company used $5 million of cash to repurchase approximately 157,000 outstanding shares.

Dividend increase

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

During the second quarter of 2013, the Company increased its quarterly dividend to ten cents ($0.10) a share, a 11.1% increase over the prior year dividend.

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

Debt Compliance

As of the date of this report, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization limit of 60%. The debt to capitalization limit, is a measure of our indebtedness, as defined per the notes purchase agreement and credit facility, to capitalization, where capitalization equals debt plus equity, and is the same for and applies to all of our debt agreements and credit facility.

As of September 30, 2013 we had the ability to borrow additional debt of $1.2 billion without violating our debt to capitalization covenant.

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

	Three Months Ended September 30,

	Flow Control			Controls			Surface Technologies			Corporate & Other			Total Curtiss - Wright
	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
Sales
Organic	$254.1	$236.7	7%	$170.6	$174.6	(2%)	$70.4	$67.9	4%	$—	$—		$495.0	$479.2	3%
Incremental (1)	57.9	—		41.3	—		6.2	—		—	—		105.4	—
Foreign Currency Fav (Unfav) (2)	(0.5)	—		0.7	—		0.1	—		—	—		0.2	—
Total net sales	$311.5	$236.7	32%	$212.5	$174.6	22%	$76.6	$67.9	13%	$—	$—		$600.7	$479.2	25%

Operating income (expense)
Organic	$21.9	$1.2	1,738%	$27.0	$22.8	18%	$11.8	$8.2	43%	$(5.8)	$(8.8)	34%	$54.9	$23.4	135%
OI Margin %	8.6%	0.5%	810 bps	15.8%	13.1%	270 bps	16.7%	12.1%	460 bps				11.1%	4.9%	620 bps
Incremental (1)	2.6	—		4.3	—		—	—		(0.5)			6.4	—
Foreign Currency Fav (Unfav) (2)	0.3	—		1.3	—		(0.1)	—		—			1.6	—
Total operating income (expense)	$24.9	$1.2	1,982%	$32.6	$22.8	43%	$11.7	$8.2	43%	$(6.3)	$(8.8)	28%	$62.9	$23.4	169%
OI Margin %	8.0%	0.5%	750 bps	15.3%	13.1%	220 bps	15.3%	12.1%	320 bps				10.5%	4.9%	560 bps

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Nine Months Ended September 30,

	Flow Control			Controls			Surface Technologies			Corporate & Other			Total Curtiss - Wright
	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg	2013	2012	Chg
Sales
Organic	$786.8	$778.2	1%	$512.3	$520.8	(2%)	$214.5	$208.3	3%	$—	$—		$1,513.6	$1,507.3	—%
Incremental (1)	157.7	—		121.0	—		19.6	—		—	—		298.3	—
Foreign Currency Fav (Unfav) (2)	(1.4)	—		0.6	—		(0.2)	—		—	—		(0.9)	—
Total net sales	$943.1	$778.2	21%	$634.0	$520.8	22%	$233.9	$208.3	12%	$—	$—		$1,811.0	$1,507.3	20%

Operating income (expense)
Organic	$71.6	$38.3	87%	$64.6	$59.2	9%	$37.7	$24.0	57%	$(28.1)	$(22.1)	(27%)	$145.7	$99.5	47%
OI Margin %	9.1%	4.9%	420 bps	12.6%	11.4%	120 bps	17.6%	11.5%	610 bps				9.6%	6.6%	300 bps
Incremental (1)	5.1	—		5.6	—		1.1	—		(0.5)			11.3	—
Foreign Currency Fav (Unfav) (2)	—	—		2.0	—		(0.3)	—		—			1.7	—
Total operating income (expense)	$76.7	$38.3	100%	$72.1	$59.2	22%	$38.6	$24.0	61%	$(28.7)	$(22.1)	(30%)	$158.7	$99.5	60%
OI Margin %	8.1%	4.9%	320 bps	11.4%	11.4%	0 bps	16.5%	11.5%	500 bps				8.8%	6.6%	220 bps

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2013.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2012 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2013 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2013. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2012 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2013.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1 - July 31	—	$—	—	2,599,213
August 1 - August 31	—	—	—	2,599,213
September 1 - September 30	—	—	—	2,599,213
For the quarter ended	—	$—	—	2,599,213

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2013.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2013 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2012 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	March 23, 2012

31.1	Certification of David C. Adams, President and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, President and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: November 1, 2013