Form 10-K
period 2013-12-31
CURTISS WRIGHT CORP
filed 2014-02-21
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 1-134
CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-0612970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 869-4600

Securities registered pursuant to Section 12(b) of the Act:

10 Waterview Boulevard 2nd Floor, Parsippany, New Jersey, 07054
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $1.7 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2014:

Class	Number of shares

Common stock, par value $1 per share	48,023,652

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2014 Annual Meeting of Stockholders to be held on May 2, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.
BUSINESS DESCRIPTION
Curtiss-Wright Corporation is a global company that delivers highly engineered, critical function products and services to the commercial, industrial, defense and energy markets. We were formed in 1929 by the merger of the companies owned by the Wright brothers and Mr. Glenn Curtiss, both aviation pioneers. We are incorporated under the laws of the State of Delaware and headquartered in Charlotte, North Carolina. We are listed on the New York Stock Exchange (NYSE) and trade under the symbol CW.
Our strategy is to be an integrated, market-facing global company, seeking superior operating margin and return metrics, while maintaining a disciplined and balanced capital deployment strategy. We maintain a diversified business portfolio with revenues generated across our commercial, industrial, defense, and energy markets. Further, we intend to utilize our technical capabilities to maintain and expand our niche market positions.
We also continue to develop new core competencies and look for innovative ways to serve our customer base. Our technologies are intended to improve operating efficiency and meet demanding performance requirements. We compete globally primarily based on technology and pricing. Our business challenges include price pressure, environmental impact, and geopolitical events, such as the war on terrorism and diplomatic accords. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy for meeting customer demand.
Business Segments
We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach we operate through three segments: Flow Control, Controls, and Surface Technologies.
Our principal manufacturing facilities are located in the United States in New York, Ohio, Oregon, North Carolina, Pennsylvania, and Texas, and internationally in Canada and the United Kingdom.
Flow Control
Our Flow Control segment specializes in the design and manufacture of highly engineered, critical-function products including valves, pumps, motors, generators, instrumentation, shipboard systems, vessels, control electronics, and energy production and processing solutions. These products manage the flow of liquids and gases, generate power, provide electronic operating systems, and monitor or provide critical functions. In 2013, net sales in our Flow Control segment of $1,300 million represented 52% of our total net sales.
This segment’s primary markets are naval defense, power generation, oil and gas, and general industrial.
The Flow Control segment operates through four operating divisions: Electro-Mechanical Systems, Nuclear Group, Oil and Gas Systems, and Marine and Power Products.
Electro-Mechanical Systems
Our Electro-Mechanical Systems division produces advanced electro-mechanical and pumping solutions for the naval defense, power generation, oil and gas, and general industrial markets. The division designs and manufactures advanced critical function pumps, motors, generators, ship propulsors, mechanical seals, control rod drive mechanisms, power conditioning electronics, integrated motor controls, composite materials applications, and protection technologies solutions.
In the naval defense market, we are a supplier for a wide array of ship building programs including nuclear aircraft carrier and submarine programs, offering power and propulsion technologies, as well as auxiliary systems. This division develops, designs, manufactures, and performs qualification testing of critical-function, electro-mechanical solutions for its primary customer, the U.S. Navy, including main coolant pumps, critical-function pumps, power-dense compact motors, main and ship generators, and secondary propulsion systems. The division has served the U.S. Navy for over 50 years and is a preferred supplier or single source provider of pumps that are used in nuclear propulsion systems. The division also overhauls and provides critical spares for units serving the fleet on operational platforms. Current platforms include the Nimitz and Ford class aircraft carriers and the Virginia, Los Angeles, Seawolf, and Ohio Class submarines.
Electro-Mechanical Systems’ products are also sold to the nuclear power generation market. We provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants. We also have designed RCP technology for the Westinghouse AP1000 commercial nuclear reactor.

In the general industrial market, we design, develop, and manufacture integrated motor-controls and protection technology solutions for original equipment manufacturers (OEMs) and industrial customers. We engineer and manufacture a range of rugged, reliable, and internationally compliant products that control the amount of electrical current provided to motors. Our installed base of control units supports customers in the industrial heating, ventilation, and air conditioning (HVAC) market, as well as in the municipal and energy processing markets, including petrochemicals, power generation, mining, and transportation.
Nuclear Group
The Nuclear Group division designs, manufactures, distributes, and qualifies flow control products for nuclear power plants, nuclear equipment manufacturers, hydroelectric energy producers, the U.S. Department of Energy (DoE), and the U.S. Department of Defense (DoD). This division offers a range of hardware, including pumps, valves, pressure vessels, fastening systems, specialized containment doors, airlock hatches, electrical units, and software for mobile device based business solutions. In addition, we provide a range of products including obsolescence solutions, bolting solutions, nuclear storage solutions, spent fuel management solutions, non-destructive examination (NDE), and fluid sealing technologies. We provide diagnostic equipment, consulting, testing, and inspection services that help support plant-life extensions and power upgrades on all 100 operating reactors in the United States, as well as operating reactors located throughout the world.
We maintain regulatory certifications (known as “N-stamps”) required to provide representations, certify, and qualify value-added nuclear-grade products both domestically and internationally. N-stamp certification indicates nuclear-grade status as designated by the Nuclear Regulatory Commission (NRC). We compete in this market through an array of nuclear technology, industry-benchmarked quality assurance programs, strategic alliances, resident expertise, and customer recognition.
Oil and Gas Systems
Our Oil and Gas Systems division provides energy production, processing, and environmental solutions; designs and manufactures valves, vessel products, and related equipment; and also provides Maintenance, Repair, and Overhaul (MRO) services and support to the global oil and gas industry. Primary products serving upstream and midstream customers include separators, combination separator/hydrator units, and flow back and oil treating equipment, as well as critical emissions control devices. The division also provides production and processing equipment to the U.S. shale oil and gas market. Products serving downstream refinery customers include coke unheading systems, fluidic catalytic cracking unit (FCCU) components, pressure relief valves, pressure protection systems, and engineering design tools for the refining, chemical, and process industries, and web-enabled control systems for refinery monitoring and process control.
In the process industry, our coke unheading system includes top and bottom unheading valves, isolation valves, cutting tools, valve automation, process control, and protection systems.
In addition, our FCCU product portfolio includes custom-designed valves, engineered pressure vessels, and complementary components that operate in industrial process applications including fluid, residual, and catalytic cracking units as well as power generation, steel manufacture, and ore reduction. We manufacture, repair, and modify orifice chambers, hydrotreaters, and American Society of Mechanical Engineers code pressure vessels. In addition, we provide field services, including equipment repair, modification, and replacement; inspection; maintenance planning and scheduling; diagnostic assistance; and on-site system training.
The division also is a supplier of global MRO products. Our safety relief valve and pressure protection system portfolio incorporates a broad range of valve sizes and ratings used in a wide range of chemical and process industry applications. The valves are marketed as individual components or at the subsystem/system level. The proprietary iPRSM® software provides a broad set of design and monitoring tools for process operators, incorporating the latest industry and regulatory standards.
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

In the naval defense market, we design valves that are utilized in the nuclear propulsion systems of nuclear submarines and aircraft carriers commissioned by the U.S. Navy. The division also designs and manufactures electro-mechanical systems for securing and traversing military aircraft and helicopters aboard naval vessels. These shipboard aircraft and helicopter handling systems are used by the U.S. Navy and more than ten other navies around the world. We also design and build shipboard specialized structures, including telescopic hangars and doors. Specialized cable handling systems are designed and manufactured for towing active and passive sonar systems for both submarines and surface ships. This division also provides custom designed and commercial-off-the-shelf (COTS) electronic circuit boards and systems to the U.S. Navy.
For commercial markets, we provide specialized valves to commercial nuclear power plants and general processing industries worldwide. We also provide towbarless and conventional aircraft handling systems to the commercial aerospace industry. Competition is based upon quality of technology, price, installed base, and delivery times.
Backlog
Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business; as such substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. There were no significant contract cancellations which affected backlog in 2013.
Backlog for this segment at December 31, 2013, was $1,059 million, of which $722 million is expected to be shipped after one year, compared with backlog of $1,088 million at December 31, 2012.
Controls
Our Controls segment designs, develops, manufactures, and maintains mechanical actuation and drive systems, specialized sensors, motors and electronic controller units, and mission-critical embedded computing components and control systems. In 2013, net sales in our Controls segment of $898 million represented 36% of our total net sales.
This segment’s primary markets are commercial aerospace, aerospace defense, ground defense, and general industrial.
Our Controls segment is managed through four operating divisions: Defense Solutions, Flight Systems, Avionics and Industrial, and Integrated Sensing.
Defense Solutions
Our Defense Solutions division designs, develops, and manufactures rugged embedded computing board-level modules and integrated subsystems, primarily for the aerospace and ground defense markets, and supports the U.S. Government’s Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) applications. Using standard, commercially available electronics technologies, coupled with application-domain specific knowledge, we offer Commercial Off The Shelf (COTS) hardware and software modules based on open industry standards. Our COTS modules and integrated subsystems are designed to perform in harsh conditions where space, weight, and power constraints are critical. Our products are designed to perform in extreme temperatures and environments, enduring high shock and vibration, as well as in commercial environments for use in laboratory and benign environment applications. In addition, we also provide C4ISR products and individual warfighter, Size, Weight, Power and Cost (SWaP-C) optimized solutions. We also offer high performance electronic packaging and thermal management systems using custom and standards-based enclosures. Our advanced subsystems are integrated using standard modules and custom modules based on in-house intellectual property content as well as third-party technology.
We are a single source supplier for high-density radar processing, data communications, digital signal processing, video and graphics, recording and network storage, analog acquisition and reconstruction, radar, and integrated subsystems.
In the air, Defense Solutions supports technologically advanced military platforms including the Boeing P-8 Poseidon and the Lockheed Martin F-35 Lightning II Joint Strike Fighter (F-35 JSF). This division also provides the advanced mission management system, flight control computers, and the sensor management units for advanced aerospace platforms including the Global Hawk, the U.S. Air Force’s high-altitude and high-endurance unmanned aerial vehicle, as well as the U.S. Navy’s variant of the Global Hawk platform called Triton.

On the ground, the division’s subsystem products are used in a wide variety of applications for military ground vehicles, including fire control, aiming, and stabilization (primarily turret drive stabilization systems), munitions loading, and environmental processors. These products are used on U.S. combat platforms such as the Bradley Fighting Vehicle, the Abrams Tank, and the Stryker family of vehicles, as well as several international ground platforms throughout Europe.
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
Flight Systems
Our Flight Systems division’s product offerings to the commercial OEM and aerospace defense markets consist of electro-mechanical and hydro-mechanical actuation control components and systems that are designed to position aircraft control surfaces or operate flaps, slats, and utility systems such as canopies, cargo doors, weapons bay doors, and other moving devices used on aircraft. Aircraft applications include actuators and electro-mechanical control systems for the Boeing 737, 747, 747-8, 757, 767, 777, and 787 civil air transports, the Lockheed Martin F-16 Falcon fighter jet, the Boeing F/A-18 Hornet fighter jet, the P-8 Poseidon, the Bell Boeing V-22 Osprey, and the Sikorsky Black Hawk and Seahawk helicopters. The Flight Systems division is also developing flight control actuators and weapons handling systems for the F-35 JSF program. This division also provides commercial airlines, military and general aviation customers with component overhaul and repair of hydraulic, mechanical, and electro-mechanical components for a wide array of aircraft.
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
Our Flight Systems products are sold in competition with a number of other suppliers, some of whom have broader product lines and greater financial, technical, and human resources. Competition is driven by price, technical capability, performance, service, and investment, together with an ability to offer solutions to perform control and actuation functions on new production programs.
Avionics and Industrial
The Avionics and Industrial division develops system-level products that acquire, consolidate, analyze, and record all of an aircraft’s critical sensor and avionics data. The division also is a supplier of highly engineered commercial products used in a wide range of industrial applications such as transportation, on-and off-highway equipment, small to medium electric vehicles, broadcasting and recording, and motorsports.
Our systems are deployed in a wide range of airborne applications including aerospace controllers, flight recording, air data computing, flight test, and aircraft ice, fire, and hazard systems, as well as space data handling systems. Our avionics products are used on a diverse set of aircraft platforms, including the Boeing 737 and 747-8 commercial airplanes and the Apache, Black Hawk, Stallion and Chinook military helicopter platforms.
The division’s airborne products include crash protected, mission, flight test, and usage data recorders which are designed to provide optimal performance in a wide range of environments. We also serve the avionics market as a supplier of flight test instrumentation and a broad range of sensors that provide key functionality in almost every type of vehicle, from aerial work platforms to championship Formula One race cars.

In the industrial transportation field, we serve three principal markets: on-highway, off-highway, and small-to-medium electric vehicles, delivering state-of-the-art performance to a diverse customer base. Our on-highway business is focused on class A trucks. Our off-highway business covers a multitude of vehicle types from John Deere tractors to specialty and utility vehicles. Our electric vehicles incorporate sophisticated wheelchairs, material handling, and high-end hybrid buses for inter-city transportation. Our products include electronic motor control systems, power management systems, electronic throttle control devices, sensors, joysticks and electronic shift-by-wire transmission controls. We also develop products for monitoring, recording, and controlling vehicles in service under extreme operating conditions, for critical applications such as position sensing, and controllers used in railway traction and maintenance vehicles.
Integrated Sensing
Our Integrated Sensing division develops and manufactures a broad range of sensors, controllers, and electronic control systems and subsystems for commercial aviation, aerospace defense, and general industrial markets. The division’s smoke detection sensors, solenoids, and solenoid valve products provide critical functionality for a variety of platforms including hydraulic, pneumatic, and fuel systems. They are also used in cooling fan and motor designs. In addition, the division provides controllers, rotary sensors, and electro-mechanical actuation subsystems used in flight, engine, and environmental controls for aircraft and space applications.
Competitive differentiators for Integrating Sensing include technical leadership and support, product price, and customer service. Integrated Sensing products are marketed through facilities in the United Kingdom, Germany, and the United States.
Backlog
Backlog for this segment at December 31, 2013, was $653 million, of which $420 million is expected to be shipped after one year, compared with a backlog of $563 million at December 31, 2012. Substantially all amounts in backlog are funded, and there were no significant contract cancellations which affected backlog in 2013.
Surface Technologies
Our Surface Technologies segment provides technical services to enhance the performance and durability, extend the life, and prevent premature fatigue and failure on customer-supplied metal components. In 2013, net sales of our Surface Technologies segment of $313 million contributed 12% to our total net sales.
This segment’s primary markets are commercial and defense aerospace, power generation, and general industrial markets, including automotive, transportation, construction equipment, and metal working industries.
This segment provides four primary technical services on highly stressed, critical function components: shot peening, laser peening, specialty coatings, and analytical services.
We focus on providing technical processing solutions for mission critical components. The functional properties of our processes extend the life and increase the performance of our customers' parts. Surface Technologies' operations are conducted throughout the world including in the United States, Canada, United Kingdom, Western Europe, and Asia, and a significant portion of our business is on new parts from leading OEMs for their sub tier suppliers. Our Surface Technologies' services are marketed by a direct sales force supported by centralized lead generation activities. We compete in this segment on the basis of quality, service, and price.
Shot Peening
Shot peening is a process by which the durability of metal parts is enhanced by bombarding the part’s surface with spherical media, such as steel shot or ceramic or glass beads, creating a layer of residual compressive stress that results in enhanced resistance to fatigue and stress failure. In addition, shot peen forming shapes metal panels with aerodynamic curvatures, which are assembled as wing skins of commercial and military aircraft. Curtiss-Wright conducts shot peen forming on wing panels and other components for Airbus, Boeing, and other aerospace OEMs.
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
We also supply thermal spray coatings to complement our existing portfolio of highly engineered coating technologies. Thermal spray coatings include high velocity oxygen fuel, plasma spray, and flame spray coatings.
We also have diversified our capabilities into the growing medical market by the addition of a vapor deposition process to apply parylene coatings to medical devices, including rubber and silicone seals and wire forming mandrels used in the manufacture of catheters. Parylene coatings provide resistance to solvents and moisture and are biocompatible.
Analytical Services
Analytical Services provides mechanical and metallurgical testing services to materials for the aerospace, power generation, and medical markets. This technology is used in the manufacturing value chain for components in premium industrial markets, providing a complete range of testing capabilities includes fatigue testing, metallurgical analysis, chemical analysis, mechanical testing, failure analysis, and training. Material testing is utilized in the on-going quality assurance of raw materials for production manufacturing as well as for the validation of new component designs. In addition to the aforementioned capabilities, this segment also provides nondestructive inspection, plating, and anodizing services.
Backlog
Backlog for this segment was $3 million, as of December 31, 2013 and 2012, all of which is expected to be recognized in the first quarter of 2014. Due to the nature of our Surface Technologies’ business, we operate with a very limited backlog of orders. Thus, the backlog of this segment is not indicative of our future sales. This segment’s sales and profitability are closely aligned with general industrial economic conditions and, in particular, the commercial aerospace market.
OTHER INFORMATION
Acquisitions
During 2013, we acquired 5 businesses and expect to continue to seek core "tuck in" acquisitions that are consistent with our long-term growth strategy.
Flow Control:

•
The Marine and Power Products division acquired the outstanding shares of Phönix Holding GmbH for $97.9 million, net of cash acquired. Phönix, headquarter in Germany, is a designer and manufacturer of valves and valve systems, to the global chemical, petrochemical, and power (both convention and nuclear) markets.

•	The Oil and Gas Systems division acquired the assets of Gulf33 Valve Pros, LLC, for $3.3 million in cash. Gulf33 provides valve repair and maintenance services to the offshore oil and gas market.

•
The Nuclear Group division acquired the assets of Ovalpath, Inc. for $2.3 million in cash. Ovalpath is a developer of proprietary software platforms used in mobile-device based applications servicing the commercial nuclear power market.

Controls:

•
The Defense Solutions division acquired the stock of Parvus Corporation for $37.1 million in cash. Parvus is a designer and manufacturer of rugged small form factor computers and communications subsystems for the aerospace, defense, homeland security, and industrial markets.

•
The Avionics and Industrial division acquired the membership interests of Arens Controls, LLC for $95.6 million in cash. Arens is a designer and manufacturer of highly-engineered, precision operator interface controls, and power management systems for commercial and off-road industrial vehicles.

Certain Financial Information
For information regarding sales by geographic region, see Note 19 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.
In 2013, 2012, and 2011, our foreign operations generated 51%, 59%, and 43%, respectively, of our pre-tax earnings.
Pre-tax foreign earnings, as a percent of total pre-tax earnings, decreased in 2013, as compared to 2012, primarily due to certain significant items, described below, that lowered 2012 domestic earnings and did not recur in the current year. In addition, our PG Drives acquisition, which is primarily based in the United Kingdom, contributed to higher foreign earnings in 2013, as compared to 2012. Pre-tax foreign earnings, as a percent of total pre-tax earnings, increased in 2012, as compared to 2011, primarily due to the accretive impact and operational improvements from our 2011 ACRA acquisition within our Controls segment. The decrease in 2012 domestic pre-tax earnings is mainly attributable to expenses from the 2012 restructuring initiative and significant items within the Flow Control segment such as the strike at our EMD facility and changes in estimates on our AP1000 long term contract. The impact of these changes is further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Government Sales
Our direct sales to the U.S. Government and foreign government end use represented 30%, 37%, and 41% of consolidated revenue during 2013, 2012, and 2011, respectively. The decrease in government sales is primarily due to our strategy to diversify our business, which has been accomplished over the last three years through acquisitions serving commercial markets. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus fixed or award fees.
In accordance with normal U.S. Government business practices, contracts and orders are subject to partial or complete termination at any time at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Fixed-price redeterminable contracts, usually provide that we absorb the majority of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer’s portion increases as the underrun exceeds certain established levels.
Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventory. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1.F, 4, and 5 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K).
Customers
We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2013, 2012, or 2011.
Approximately 25%, 30%, and 34% of our total sales for 2013, 2012, and 2011, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Flow Control	$293,788	$274,528	$299,196
Controls	305,741	313,207	343,900
Surface Technologies	33,292	40,015	39,353
Total Government sales	$632,821	$627,750	$682,449

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
Research and Development
We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue is recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Company-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $5 million, $19 million, and $30 million, in 2013, 2012, and 2011, respectively. Research and development expenses amounted to $69 million, $60 million, and $62 million in 2013, 2012, and 2011, respectively.
Raw Materials
Raw materials are generally available in adequate quantities from a number of suppliers; however, in our Controls segment we may utilize sole-source suppliers. Thus, the failure and or inability of a sole-source supplier to provide product to the Controls segment could have an adverse impact on the segment’s financial performance. While alternatives could be identified to replace a sole-source supplier, a transition could result in increased costs and manufacturing delays.
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
At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain current and former facilities and at sites to which we, among others, sent waste. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to volumetric or other standards.
Information concerning our specific environmental liabilities is described in Notes 1.N and 16 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
Martin R. Benante	Executive Chairman	Executive Chairman of the Board of Directors of the Corporation since April 2000. Served as Chief Executive Officer of the Corporation from April 2000 prior to his retirement from that position in August 2013. He has been a Director of the Corporation since 1999.	61	1999
David C. Adams	President and Chief Executive Officer	President and Chief Executive Officer of the Corporation since August 2013. Prior to his promotion, he served as Chief Operating Officer from October 2012 and as Co-Chief Operating Officer from November 2008. He has been a Director of the Corporation since August 2013.	59	2005
Thomas P. Quinly	Chief Operating Officer	Chief Operating Officer of the Corporation since October 2013. Prior to his promotion, he served as Vice President of the Corporation from November 2010 and served as President of Curtiss-Wright Controls, Inc. from November 2008.	55	2010
Glenn E. Tynan	Vice President of Finance and Chief Financial Officer	Vice President of Finance and Chief Financial Officer of the Corporation since June 2002.	55	2000
Michael J. Denton	Vice President, Secretary, and General Counsel	Vice President, Secretary, and General Counsel of the Corporation since August 2001.	58	2001
Glenn G. Coleman	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since May 2008.	46	2008
Harry S. Jakubowitz	Vice President and Treasurer	Vice President of the Corporation since May 2007 and Treasurer of the Corporation since September 2005.	61	2005
Paul J. Ferdenzi	Vice President- Human Resources, Associate General Counsel, and Assistant Secretary	Vice President - Human Resources of the Corporation since November 2011 and has served as Associate General Counsel and Assistant Secretary of the Corporation since June 1999 and May 2001, respectively.	46	2011
Employees
At the end of 2013, we had approximately 10,000 employees, 6% of which are represented by labor unions and covered by collective bargaining agreements.
Available information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file.

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
In 2013, approximately 30% of our revenues were derived from or related to defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.
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
In January 2014, President Obama signed into law the Consolidated Appropriations Act, 2014, an omnibus spending bill. The law provides $520.5 billion for defense and $491.7 billion for non-defense discretionary programs through September 30, 2014 and replaces what would have been the second round of across-the-board sequester cuts “sequestration” mandated by the 2011 Budget Control Act. The act provides for modest sequester relief in FY14 and provides the DoD additional stability and flexibility to entertain multi-year contracts. Despite these benefits, the DoD and contractors will still face significant challenges over the next decade as a result of sequestration. While such reductions to future DoD spending levels are largely undetermined, any reduction in levels of DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the Corporation’s results of operations, financial position, or cash flows.
The success of our growth strategy is dependent upon our ability to complete acquisitions and integrate acquired businesses.
Our strategy includes both growth through core "tuck-in" acquisitions and organic growth. As a result, our future growth depends in part on our ability to implement our acquisition strategy and successfully integrate acquired businesses into our existing operations. If we are unable to identify suitable candidates, negotiate appropriate acquisition terms, obtain financing, and successfully integrate acquired businesses into our existing operations, our growth strategy may not be successful. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, and products of the acquired company, the potential loss of key employees of the acquired company, and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition since the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management or on our operational, financial, and management information systems. Once integrated, acquired operations may not achieve levels of revenue, profitability, or productivity comparable to those of our existing operations or may otherwise not perform as we expected. We may fail to discover liabilities relating to a pending acquisition during the due diligence investigation, liabilities for which we, as the successor owner, might be responsible. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount, and duration and may not fully cover the liabilities for which they were intended. If indemnities or warranties are limited, the liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition.

We use estimates when accounting for long-term contracts. Changes in estimates could affect our profitability and overall financial position.
Long-term contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract as costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, liquidated damages, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. It is possible that materially different amounts could be obtained, because of the significance of the judgments and estimation processes described above, if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7 of this form 10-K.
If we fail to satisfy our contractual obligations our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.
In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. For example, the terms of the Electro-Mechanical divisions’ AP1000 China and AP1000 United States contracts with Westinghouse include liquidated damage penalty provisions for failure to meet contractual delivery dates if we caused the delay and the delay was not excusable.  On October 10, 2013, we received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  To date, we have not met certain contractual delivery dates under the AP 1000 China contract; however there are significant uncertainties as to which parties are responsible for the delays, and we believe we have adequate legal defenses. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial position, results of operations, or cash flows.
Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.
Backlog represents products or services that our customers have committed by contract to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The Corporation is a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2013 was $1,716 million. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.
Our future financial results could be adversely impacted by asset impairment charges.
At December 31, 2013, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $1,582 million, which represented approximately 46% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

We operate in highly competitive markets.
We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are technology, product quality, performance, price, technical expertise, and timeliness of delivery. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial position, results of operations, or cash flows, could be materially and adversely impacted.
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
During 2013, approximately 29% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.
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
We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the anti-boycott provisions of the U.S. Export Administration Act. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot guarantee that our operations will always comply with these laws and regulations. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.
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
Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Corporate tax reform continues to be a priority in the U.S. and other jurisdictions. Changes to the tax system in the U.S. could have significant effects, positive or negative, on our effective tax rate and on our deferred tax assets and liabilities. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.
Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.
As of December 31, 2013, we had $960 million of debt outstanding, of which $959 million is long-term debt. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.
A percentage of our workforce is employed under collective bargaining agreements.
Approximately 6% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.
For example, on August 24, 2012, the Electronic Mechanical Division (EMD) of Curtiss Wright’s Flow Control segment experienced a strike at its Cheswick, Pennsylvania facility. The financial impacts of the strike were an $18 million and $6 million shift in revenue and operating income, respectively, from 2012 to 2013, due to the temporary suspension of work, and an additional $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs.

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
We manufacture highly engineered products, and such products may contain design or manufacturing errors or defects, which may result in product liability claims against us. For example, in December 2013, we, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) pertaining to a fire and explosion at a delayed coker unit at CNRL’s Fort McMurray refinery which resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion . We currently maintain what we believe to be suitable and adequate commercial, property and casualty, product liability, and other forms of insurance to cover this matter and other potential claims. There can be no assurance, however, that we will be able to maintain our insurance on acceptable terms or that such insurance will be provide adequate protection against these potential liabilities. In the event of a judgment against us on this matter or other claims against us, a lack of sufficient insurance coverage could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our business, financial condition, results of operations, or cash flows, and on the ability to obtain suitable or adequate insurance.
Increasing costs of certain employee and retiree benefits could adversely affect our financial position, results of operations, or cash flows.
Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. U.S. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, expected future medical cost inflation, and expected compensation increases. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7 of this Form 10-K. Although U.S. GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law, Employee Retirement Income Security Act, and discretionary contributions to improve the plans’ funded status. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses.
Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.
We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, financial markets in the United States, Europe, and Asia have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. We are unable to predict the likely duration and severity of a disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.
Future terror attacks, war, natural disasters, or other events beyond our control could adversely impact our businesses.
Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning and disaster recovery plans, terrorist attacks, war, natural disasters, such as hurricanes, floods, tornados, pandemic diseases, or other events, such as strikes by a significant customer’s or supplier’s workforce, could adversely impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as but not limited to hurricanes, floods, tornados, and pandemic diseases. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our products could adversely affect our operating results and financial position.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters were located at a leased facility in Parsippany, New Jersey. As of January 1, 2014, we relocated our corporate headquarters to a leased facility in Charlotte, North Carolina. As of December 31, 2013, we had 222 facilities worldwide. Approximately 66% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 34% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments is summarized below:

Owned Facilities Location	Flow Control	Controls	Surface Technologies	Total
North America	18	3	9	30
Europe	3	1	11	15
Asia	1	—	1	2
Total	22	4	21	47

Leased Facilities Location	Flow Control	Controls	Surface Technologies	Total
North America	60	25	38	123
Europe	7	19	14	40
Asia	2	6	3	11
Total	69	50	55	174
Flow Control has principal manufacturing facilities located in Canada, Ohio, New York, Pennsylvania, and Texas. Controls has principal manufacturing facilities located in California, Canada, Oregon, and North Carolina. Surface Technologies has principal manufacturing facilities located in the United Kingdom. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.
In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.
In December 2013, the Corporation, along with other unaffiliated parties, received a claim, from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.
We have been named in approximately 243 pending lawsuits that allege injury from exposure to asbestos. In addition, to date, we have secured dismissals with prejudice and without prejudice in approximately 140 and 255 lawsuits, respectively, and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We do maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
Our common stock is listed and traded on the New York Stock Exchange under the symbol CW.

Stock Price Range	2013		2012
	High	Low	High	Low
Common Stock
First Quarter	$37.18	$33.46	$41.91	$35.35
Second Quarter	37.48	30.64	37.39	29.07
Third Quarter	48.40	36.46	33.11	28.55
Fourth Quarter	62.92	44.71	33.41	28.95
As of January 1, 2014, we had approximately 4,631 registered shareholders of our common stock, $1.00 par value.
DIVIDENDS
In the second quarter of 2013, the Corporation increased its dividend to ten cents per share, an 11.1% increase over the prior year dividend of nine cents per share.

	2013	2012
Common Stock
First Quarter	$0.09	$0.08
Second Quarter	0.10	0.09
Third Quarter	0.10	0.09
Fourth Quarter	0.10	0.09

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2013 the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,184,313	(a)	$34.68	2,540,731	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)
Consists of 3,007,702 shares issuable upon exercise of outstanding options and vesting of performance shares, restricted shares, and restricted stock units under the 2005 Long-Term Incentive Plan, 82,846 shares issuable under the Employee Stock Purchase Plan, and 93,765 shares outstanding under the 2005 Stock Plan for Non-Employee Directors.

(b)
Consists of 1,710,472 shares available for future option grants under the 2005 Long-Term Incentive Plan, 828,168 shares remaining available for issuance under the Employee Stock Purchase Plan, and 2,091 shares remaining available for issuance under the 2005 Stock Plan for Non-Employee Directors.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2013.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 1 – October 31	—	$—	—	2,599,213
November 1 – November 30	—	—	—	2,599,213
December 1 – December 31	—	—	—	2,599,213
For the quarter ended	—	$—	—	2,599,213
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

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and our self-constructed proxy peer group. The proxy peer group companies are as follows:

AAR Corp	EnPro Industries Inc.	Mueller Water Products Inc
Actuant Corp	Esterline Technologies Corp.	Orbital Sciences Corp
Applied Industrial Technologies Inc	Flowserve Corp.	Rockwell Collins Inc.
B/E Aerospace Inc	GenCorp Inc.	Spirit Aerosystems Holdings Inc
Barnes Group Inc	Hexcel Corp	Teledyne Technologies Inc.
CIRCOR International Inc	IDEX Corporation	Triumph Group Inc.
Crane Co.	Kaman Corp	Woodward Inc
Cubic Corp	Moog Inc.
The graph assumes an investment of $100 on December 31, 2008 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2008	2009	2010	2011	2012	2013
Curtiss-Wright Corp	100	94.79	101.51	109.12	102.50	196.14
S&P SmallCap 600 Index	100	125.57	158.60	160.22	186.37	263.37
Russell 2000	100	127.17	161.32	154.59	179.86	249.69
Peer group	100	135.46	172.64	171.90	198.73	298.92

Item 6. Selected Financial Data.
The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2013	2012	2011	2010	2009

Net sales	$2,510,771	$2,097,716	$2,016,742	$1,854,513	$1,781,979
Net earnings from continuing operations	137,981	92,289	118,620	97,884	93,170
Total assets	3,458,274	3,114,588	2,635,547	2,233,141	2,137,958
Total debt	959,938	880,215	586,430	396,644	465,093
Earnings per share from continuing operations:
Basic	$2.94	$1.98	$2.56	$2.14	$2.06
Diluted	$2.88	$1.95	$2.52	$2.12	$2.04
Cash dividends per share	$0.39	$0.35	$0.32	$0.32	$0.32
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
Market Analysis and Economic Factors
Economic Factors Impacting Our Markets
General Economy
Many of Curtiss-Wright’s industrial businesses are driven in large part by global economic growth. World economies continue to slowly recover from the 2008-2009 global recession, as well as from the aftermath of the tsunami that struck Japan early in 2011. However, pockets of global economic instability remain, particularly in Europe. In 2013, the U.S. economy, as measured by real gross domestic product (GDP), showed only modest growth of 1.9%, according to the most recent estimate, compared with a 2.8% increase in 2012 and a 1.8% increase in 2011. While U.S. GDP continues to grow modestly from the global economic recession, the U.S. continues to deal with high levels of unemployment, higher taxes, and uncertainty in the housing market.

Looking ahead to 2014, the broader U.S. economy is expected to continue to recover at a moderate pace, with current estimates for U.S. real GDP growth ranging from 2.5% to 3.0%. However, world economies may continue to experience volatility due to the impact of Europe’s debt crisis and possible contagion effects that could undermine economic growth in Europe and the rest of the world. Overall, 2014 GDP growth in world economies is expected to be higher than 2013, led by Brazil, Russia, India, and China, while European economies are expected to increase slightly. Given that backdrop, we remain cautiously optimistic that our commercial and industrial markets will continue to improve in 2014.
Defense
During 2013, approximately 30% of our business was attributed to the defense sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the DoD budgets and funding levels. We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance programs and platforms.
The U.S. Defense budget serves as a leading indicator of our defense market, and its future outlook has been marked with some uncertainty. Following a period of significant growth in defense spending and related supplemental budgets in the previous decade, future defense spending, as it relates to U.S. Defense spending, is expected to be flat over the next five years. In January 2014, President Obama signed into law the Consolidated Appropriations Act, 2014, an omnibus spending bill. The law provides $520.5 billion for defense and $491.7 billion for non-defense discretionary programs through September 30, 2014 and replaces what would have been the second round of across-the-board sequester cuts “sequestration” mandated by the 2011 Budget Control Act. The act provides for modest sequester relief in FY14 and provides the DoD additional stability and flexibility to entertain multi-year contracts.
While we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets, which tend to fluctuate year-by-year and program-by-program. As a result, some of the budget reductions and program cancellations may negatively impact programs in which we participate. In our ground defense market, we anticipate ground vehicle upgrades and modernization programs to continue to be funded over the next five years, although the timing is uncertain following years of rapid growth from the supplemental defense budgets and the ongoing draw down of our forces from overseas operations. Additionally, we expect to benefit from increased funding levels on C4ISR, electronic warfare, unmanned systems, and communications programs within our aerospace defense market. In our naval defense market, we expect continued funding for the U.S. shipbuilding program, particularly as it relates to production on the CVN-79 Ford class aircraft carrier.
Commercial Aerospace
Approximately 17% of our revenue is derived from the global commercial aerospace market, including the commercial jet, regional jet, and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets where we provide a combination of flight control and utility actuation systems, sensors, and other sophisticated electronics, as well as shot and laser peening services, to our primary customers, in Boeing and Airbus. Shot and laser peening are also utilized on highly stressed components of turbine engine fan blades, landing gear, and aircraft structures.
The largest driver of our commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data supports a solid increase in commercial aircraft deliveries over the next few years, as 2011 marked the first year in a multi-year production up-cycle for the commercial aerospace market. In the current cycle, OEM-oriented companies are expected to perform well, due to planned increases in production by Boeing and Airbus, on both legacy and new aircraft, with record-high backlogs on the latter. In addition, according to the International Air Transport Association (IATA), air travel continues to be robust and is likely to reach almost 3.3 billion passenger miles in 2014, although air freight is likely to remain relatively flat. As such, following a solid performance over the past three years, the commercial aerospace business is expected to continue its growth in 2014. Industry experts also expect a modest growth outlook for both regional and business jets.
Oil and Gas
Approximately 18% of our revenue is derived from the oil and gas market. We have a diverse offering of products to the oil and gas market, including critical-function valves, valve systems, large process vessels, control electronics, and surface treatment services on highly stressed metal components. Late in 2012, we expanded our offering to service the emerging shale oil and gas market, including hydraulic fracturing (fracking) techniques, and are now able to support upstream, midstream and downstream product offerings. We also maintain a significant MRO business that has been growing steadily for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at full capacity in recent years. In 2013, our oil and gas revenues were diversified between the upstream production, processing and environmental solutions business, our global MRO business, and our large capital projects business.

The most prevalent driver impacting this market is capital spending by refiners for maintenance, upgrades, capacity expansion, safety improvements, and compliance with environmental regulations, which is experienced by both our domestic and international customers. Refiner profitability and global crude oil prices in general will impact their capital spending levels. In 2013, the oil and gas market continued to be hampered by a reduction in new capital equipment orders due to a lack of capital spending, particularly in international markets, despite a strong rebound in MRO activity.
Crude oil prices, based on West Texas Intermediate (WTI), averaged slightly less than $98/bbl in 2013, reflecting generally moderate economic activity in the U.S. and Europe and increasing North American supply. WTI crude oil prices are forecasted to average $93/bbl in 2014 and $90/bbl during 2015, according to the Energy Information Administration (EIA), reflecting higher total crude oil production in 2013 despite ongoing uncertainty in several international markets. EIA expects the discount of the WTI crude oil price to Brent Crude Oil to average $12/bbl in 2014. This increase in the projected WTI discount reflects increasing uncertainty of the existing refinery infrastructure's ability to absorb growing production of light sweet crude oil in North America at current prices.
Looking ahead, we believe a base level of maintenance capital spending will result in continued MRO demand. Furthermore, as global economies continue to rebound, we anticipate a modest turnaround in our large capital projects business. This includes our complete coker deheading system, which enables safer coke drum operation during the refining process. We also will look to capitalize on opportunities in the emerging shale oil and gas market, where we supply energy production and processing equipment and environmental solutions.
Longer term, as global dependence on natural resources persists, oil exploration deepens, and transport requirements widen, we anticipate additional opportunities will arise for energy products. Additionally, global environmental concerns will drive incremental spending to comply with more stringent emissions standards. We continue to take a long-term view that energy and energy production, transmission, and consumption will provide a foundation of economic growth.
Power Generation
Approximately 18% of our revenue is derived from the commercial nuclear power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, and enterprise resource planning and plant process controls through our Energy segment.
According to the NRC, nuclear power comprises approximately 20% of all the electric power produced in the United States, with 100 reactors operating across 65 nuclear power plants in 31 states. Our strong growth in recent years is a result of the U.S. plant recertification process. Nearly all of the operating U.S. nuclear power plants have applied for or will be applying for 20-year plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2013, 73 reactors have received plant life extensions, applications from 14 additional reactors have been submitted and are pending approval, and letters of intent to apply have been submitted from 15 more reactors with expected application submittal dates from 2014 through 2020. During 2012, U.S. courts rejected the NRC’s waste confidence decision, requiring a general environmental impact study and evaluation of the storage of spent nuclear fuel before further life extensions will be approved. As a result of this legislation, no further license approvals (beyond the 73 completed or currently in process) will be granted until the waste confidence decision has been resolved, which is expected to take place in the fourth quarter of 2014. Curtiss-Wright’s diverse product offering may aid any necessary studies or spent fuel management solutions.
Additionally, as assessments and analysis from the events at Fukushima continue to drive safety and reliability improvements, we have seen and continue to expect increased opportunities worldwide for our vast portfolio of advanced nuclear technologies that are specifically designed to enhance plant safety, fire safety, seismic design and controls, spent fuel storage, backup site power, and also comply with other regulatory requirements on existing plants, particularly the Tier 1 regulations proposed by the NRC.
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

Domestically, four new build reactors are under construction, and applications for 22 new reactors at 13 power plants have been submitted to the NRC. Thus far, the Westinghouse AP1000 reactor design, for which we are the sole supplier of reactor coolant pumps, has been selected for 12 of the potential new reactors.
Internationally, new nuclear plant construction is active. Currently, there are approximately 72 new plants under construction in 15 countries, with approximately 172 planned and over 312 more proposed. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next several years.
As a result, we expect to see continued solid new order activity and increased sales for our vast array of nuclear technologies due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction.
General Industrial
Approximately 17% of our revenue is derived from our diversified offering to the general industrial market, which consists of industrial sensors and control systems, surface treatment services, and motor and machine control systems. We supply our products and service to OEMs and industrial customers, including the transportation, commercial trucking, off-road equipment, construction, HVAC, automotive, and medical industries. Our performance in this market is typically sensitive to the performance of the U.S. and global economies, with gains in global GDP and industrial production leading to higher volumes, particular for our surface treatment services.
For 2013, we experienced a modest increase in our general industrial market, primarily related to improved performance in sensors and controls systems, most notably for electronic throttle controls, shift controls, and traction control systems, as well as surface treatment services including shot peening, engineered coatings, and analytical services. Increased demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, and greater fuel efficiencies to customers worldwide. Looking ahead, based on expectations for steadily improved economic conditions both domestically and internationally in 2014, the general industrial market is likely to experience continued modest growth based on higher volumes across several industries in which we participate.

RESULTS OF OPERATIONS

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Sales:
Flow Control	$1,299,679	$1,095,349	$1,060,774	19%	3%
Controls	898,168	726,678	709,159	24%	2%
Surface Technologies	312,924	275,689	246,809	14%	12%
Total sales	$2,510,771	$2,097,716	$2,016,742	20%	4%

Operating income:
Flow Control	$116,510	$78,779	$103,421	48%	(24)%
Controls	108,558	86,515	75,423	25%	15%
Surface Technologies	50,992	27,494	31,476	85%	(13)%
Corporate and eliminations	(42,441)	(31,342)	(23,466)	(35)%	(34)%
Total operating income	$233,619	$161,446	$186,854	45%	(14)%

Interest expense	(37,020)	(26,329)	(20,834)	41%	26%
Other income, net	1,354	245	862	453%	(72)%

Earnings before income taxes	197,953	135,362	166,882	46%	(19)%
Provision for income taxes	(59,972)	(43,073)	(48,262)	39%	(11)%
Earnings from continuing operations	$137,981	$92,289	$118,620	50%	(22)%

New orders	$2,508,432	$1,981,010	$2,029,414
Backlog	$1,715,622	$1,653,942	$1,694,650
Sales
Sales increased $413 million, or 20%, in 2013, as compared with 2012. The increase in sales in 2013 is primarily due to an increase in sales in our Flow Control and Controls segments of $204 million and $171 million, respectively. The increase in sales in our Flow Control and Controls segment were primarily due to the incremental impact of acquisitions of $204 million and $170 million, respectively. The increase in sales in our Surface Technologies segment was due to the incremental impact of acquisitions of $26 million and to a lesser extent strong organic demand for our shot peening, coatings, and analytical services.
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

Net sales by market

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Defense markets:
Aerospace	$277,593	$307,263	$310,515	(10)%	(1)%
Ground	93,472	107,411	119,381	(13)%	(10)%
Naval	373,095	337,698	362,826	10%	(7)%
Other	16,711	27,146	32,534	(38)%	(17)%
Total Defense	$760,871	$779,518	$825,256	(2)%	(6)%

Commercial markets:
Aerospace	$418,364	$363,832	$299,816	15%	21%
Oil and Gas	448,418	253,745	241,369	77%	5%
Power Generation	462,041	433,747	385,452	7%	13%
General Industrial	421,077	266,874	264,849	58%	1%
Total Commercial	$1,749,900	$1,318,198	$1,191,486	33%	11%

Total Curtiss-Wright	$2,510,771	$2,097,716	$2,016,742	20%	4%
Components of sales and operating income growth (decrease):

	2013 vs. 2012		2012 vs. 2011
	Sales	Operating Income	Sales	Operating Income
Organic	1%	32%	—%	(12)%
Acquisitions/divestitures	19%	11%	5%	(1)%
Foreign currency	—%	2%	(1)%	(1)%
Total	20%	45%	4%	(14)%
Year ended December 31, 2013 compared to year ended December 31, 2012
Sales
Defense sales decreased $19 million, or 2%, as compared to the prior year period, primarily due to lower sales in the aerospace defense and ground defense markets. In our Flow Control segment, naval defense sales increased due to increased production on the CVN-79, the ramping up of production on the Virginia Class submarine program, and a new shipboard helicopter handling systems contract. This was partially offset by lower levels of production on the DDG-1000 and DDG-51 destroyer programs and completion of production on the Advanced Arresting Gear program. In our Controls segment, sales decreased primarily in the aerospace defense and ground defense market. The decrease in sales in the aerospace defense market was primarily due to lower production levels on the Black Hawk and lower sales of embedded computing and sensors and controls products supporting various helicopter programs. In the ground defense market, sales decreased primarily due to lower production levels on the Bradley platform and lower comparable sales of embedded computing products.
Commercial sales increased $432 million, or 33%, to $1,750 million, as compared to the prior year period, mainly due to the incremental impact of acquisitions, which primarily contributed to higher sales in the oil and gas and general industrial markets. Organic commercial sales increased 3% from the comparable prior year period. In our Flow Control segment, organic commercial sales decreased due to lower sales in the general industrial market as a result of a previously announced and expected customer loss in the commercial heating, ventilation, and air conditioning (HVAC) business. In our Controls segment, organic commercial sales increased primarily due to higher sales of both our flight control products on all major Boeing aircraft and specialty production support on Boeing’s 787 aircraft in the commercial aerospace market. In our Surface

Technologies segment, organic commercial sales increased primarily due to an increase in volume in our coatings services as we continue to benefit from the ramp up in OEM production rates.
Operating income
During the year ended December 31, 2013, operating income increased $72 million, or 45%, to $234 million, compared with the same period in 2012, while operating margin increased 160 basis points to 9.3%. Acquisitions contributed incremental operating income of $17 million but were 100 basis points dilutive to operating margin. Acquisitions are generally dilutive to operating margin during their first year due to purchase price accounting adjustments and higher levels of intangible amortization expense. On a segment basis, the increase in operating income in our Flow Control segment of $38 million, or 48%, to $117 million, was primarily due to certain charges that occurred in the prior year period that did not recur in the current year period, as described in the Flow Control results of operations discussion, and the incremental contribution from our Cimarron acquisition. In our Control's segment, operating income increased $22 million, or 25%, to $109 million, primarily due to a $7 million incremental impact of acquisitions, a $3 million curtailment gain as a result of changes in our U.K. Pension Plans, and improved profitability in our defense businesses as a result of prior year restructuring initiatives. In our Surface Technologies segment, operating income increased $23 million, or 85%, to $51 million, due to $12 million of prior year restructuring charges that did not recur in the current year and related benefits of the restructuring activities, as well as increased organic coating sales, primarily in the commercial aerospace market.
Non-segment operating expense
Non-segment operating expense increased $11 million, to $42 million, primarily due to higher pension expenses and higher foreign currency exchange losses.
Interest expense
Interest expense increased $11 million, to $37 million, primarily due to the issuance of $400 million of Senior Notes in February 2013 and $100 million of Senior Notes in September 2013. During 2013, the Corporation's average debt outstanding and average borrowing rate was $991 million and 3.4%, respectively, compared to $602 million, and 3.9%, in the prior year period.
Effective tax rate
Our effective tax rates for 2013 and 2012 were 30.3% and 31.8%, respectively. The decrease in the effective tax rate in 2013, as compared to 2012, is primarily due to a reversal of certain valuation allowances as a result of improved profitability and an increase in research and development tax credits from certain foreign operations.
Net earnings
Net earnings increased $46 million, to $138 million, in 2013, as compared to the prior year period, primarily due to higher operating income in all of our segments, partially offset by the higher pension and interest expense discussed above.
Comprehensive income
Pension and Postretirement adjustments
For 2013, the $87 million pension and postretirement gain in other comprehensive income was mainly due to the actuarial gain resulting from the annual year-end remeasurement. This was driven by an increase in the CW Plan discount rate from 4.0% to 4.75% and favorable asset return performance.  In May 2013, the Company’s Board of Directors approved an amendment to the CW Pension Plan. The amendment, which is effective January 1, 2014, resulted in a gain to other comprehensive income, net of tax, of $3 million. In addition, the amendment to the Metal Improvement Company Salaried Staff pension scheme (U.K.) and the Penny & Giles Pension Plan (U.K.), resulted in a gain in other comprehensive income, net of tax, of $2 million.
Foreign Currency Translation adjustments
The decrease in foreign currency translation adjustments to comprehensive income of $33 million to a $7 million loss for the twelve months ended December 31, 2013 is primarily due to a decrease in the Canadian exchange rate versus the U.S. dollar during the twelve month period ended December 31, 2013 as compared to an increase in the Canadian exchange rate versus the U.S. dollar during the twelve month period ended December 31, 2012.

Backlog and new orders
Backlog increased 4% to $1,716 million at December 31, 2013 from $1,654 million at December 31, 2012. New orders increased $527 million to $2,508 million at December 31, 2013 primarily due to the incremental impact of acquisitions of $397 million.
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
Commercial sales increased $127 million, or 11%, as compared to the prior year period, driven by increased sales across all of our major commercial markets. In our Flow Control segment, the incremental impact of acquisitions contributed favorably to our power generation market, which was somewhat offset by lower sales due to slower orders from our (HVAC) customers in the general industrial market. In our Controls segment, the incremental impact of acquisitions contributed to increased sales in the general industrial market. In addition, higher sales of our flight control products and the incremental impact of acquisitions contributed favorably to sales in the commercial aerospace market. In our Surface Technologies segment, strong demand from our base businesses and the incremental impact from acquisitions contributed to higher sales in the commercial aerospace and general industrial markets, respectively.
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

Comprehensive income
Pension and Postretirement adjustments
For 2012, the $16 million pension and postretirement loss in other comprehensive income was mainly due to the actuarial loss resulting from the annual year-end remeasurement. This was driven by a decrease in the CW Plan discount rate from 4.5% to 4.0% and was partially offset by favorable asset return performance.
Foreign Currency Translation adjustments
The increase in foreign currency translation adjustments to comprehensive income of $44 million, to $26 million in comprehensive income, for the twelve months ended December 31, 2012 is primarily due to an increase in the Canadian, British Pound, and Euro exchange rates during the twelve month period ended December 31, 2012 as compared to an decrease in the Canadian, British Pound, and Euro exchange rate during the twelve month period ended December 31, 2011.
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

	Year Ended December 31,
(In thousands, except percentages)	2013	2012	2011	2013 vs 2012		2012 vs 2011

Sales	$1,299,679	$1,095,349	$1,060,774	19%		3%
Operating income	116,510	78,779	103,421	48%		(24)%
Operating margin	9.0%	7.2%	9.7%	180	bps	(250) bps
Items impacting comparability
Restructuring charges	—	(3,690)	(200)	NM		NM
Change in estimate:
AP1000	—	(23,684)	(9,721)	NM		NM
Tech Transfer	—	14,213	—	NM		NM
Impacts of strike (1):		(11,348)
New orders	$1,233,786	$977,377	$1,072,969	26%		(9)%
Backlog	$1,058,726	$1,087,689	$1,154,147	(3)%		(6)%
NM - not meaningful

(1)
On August 24, 2012, workers at EMD's Cheswick, Pennsylvania facility went on strike. The financial impacts of the strike were an $18 million and $6 million shift in revenue and operating income, respectively, from 2012 to 2013, due to the temporary suspension of work and an additional $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs. On September 24, 2012, the Company ratified an agreement with the union to end the strike.

Components of sales and operating income growth (decrease):

	2013 vs 2012		2012 vs 2011
	Sales	Operating Income	Sales	Operating Income
Organic	—%	36%	—%	(23)%
Acquisitions/divestitures	19%	11%	4%	(1)%
Foreign currency	—%	1%	(1)%	—%
Total	19%	48%	3%	(24)%

Year ended December 31, 2013 compared to year ended December 31, 2012
Sales
Sales increased $204 million, or 19%, to $1,300 million, as compared to the prior year period, primarily due to the incremental impact of our Cimarron, Phönix, and AP Services acquisitions, which contributed $135 million, $53 million, and $17 million, of incremental sales, respectively.
Sales in the defense market increased 6% due to increased production on the CVN -79 aircraft carrier program, the ramping up of production on the Virginia Class submarine program, and a new shipboard helicopter handling systems contract. This was partially offset by lower levels of production on the DDG-1000 and DDG-51 destroyer programs, and completion of production on the Advanced Arresting Gear program.
Sales in the commercial market increased 24%, primarily due to the incremental impact of our Cimarron and Phönix acquisitions, which favorably impacted sales in the oil and gas market, as well as our AP Services acquisition, which favorably impacted sales in the power generation market. In the power generation market, excluding the impact of our AP Services acquisition, higher sales of instrumentation and control products and deliveries of our spent fuel management NETCO SNAP-IN® product used in existing operating reactors, more than offset competitive pressure from low natural gas prices and fewer plant outages. Sales in the oil and gas market were essentially flat, excluding the impact of Phönix and Cimarron acquisitions, as increased pressure relief valve sales were mostly offset by lower levels of production for international capital refinery products. In the general industrial market, lower sales were primarily due to a previously announced customer loss.
Operating income
Operating income increased $38 million, or 48%, to $117 million, and operating margin increased 180 basis points to 9.0%. Acquisitions contributed $9 million of incremental operating income. Excluding the items impacting comparability noted in the first table above and the contributions from acquisitions, operating income was essentially flat as higher compensation costs partially offset improved performance in our oil and gas division as a result of in-sourcing Cimarron manufacturing.
Backlog and new orders
Backlog decreased $29 million to $1,059 million as compared to the prior year period. New orders increased $256 million to $1,234 million, from the prior year period, primarily due to incremental new orders from acquisitions of $210 million.
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

The increase in sales in our commercial market was primarily due to the incremental effects of our 2011 acquisitions of Anatec and LMT, which favorably impacted sales in our power generation market. To a lesser extent, the incremental impact of our 2011 Douglas acquisition, a supplier of aviation towing tractors, improved sales in our commercial aerospace market. In our oil and gas market, increased aftermarket MRO and pressure relief valve projects and the incremental impact of our Cimarron acquisition more than offset the lower orders for capital refinery projects and services. In our general industrial market, sales decreased due to slower orders from our HVAC customers due to slowing economic conditions.
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
Operating income
Operating income decreased $25 million, or 24%, to $79 million, as compared to the prior year period. Operating income was unfavorably impacted by several factors including the impact of the strike, unanticipated additional costs in connection with the assembly and shipment of the RCPs for the China AP1000 nuclear reactor of $24 million, and restructuring charges of $4 million. Somewhat offsetting these unfavorable items was a favorable change in estimate of our cost assumptions on the AP1000 technology transfer contract. The change in estimate was primarily due to the achievement of several significant milestones for the AP1000 program, including the final qualification of the RCPs and a reduced scope of work being performed by third party suppliers. Excluding the impact of these items, operating income decreased slightly primarily due to higher than anticipated costs for the construction of super vessels and lower orders for capital refinery products and services in our oil and gas business. Acquisitions reduced operating income by $2 million.
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

	Year Ended December 31,			Percent Changes
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In thousands, except percentages)
Sales	$898,168	$726,678	$709,159	24%		2%
Operating income	108,558	86,515	75,423	25%		15%
Operating margin	12.1%	11.9%	10.6%	20	bps	130	bps
Restructuring charges	—	(3,426)	—	NM		NM
Curtailment gain	2,818	—	—	NM		NM
New orders	$961,246	$727,354	$709,194	32%		3%
Backlog	$653,466	$563,299	$538,139	16%		5%
NM - not meaningful

Components of sales and operating income growth (decrease):

	2013 vs. 2012		2012 vs. 2011
	Sales	Operating Income	Sales	Operating Income
Organic	—%	13%	(2)%	18%
Acquisitions/divestitures	24%	8%	5%	(3)%
Foreign currency	—%	4%	(1)%	—%
Total	24%	25%	2%	15%
Year ended December 31, 2013 compared to year ended December 31, 2012
Sales
Sales increased $171 million, or 24%, to $898 million, from the comparable prior year period, primarily due to the incremental impact of our Williams Controls, PG Drives, Exlar, Arens, and Parvus acquisitions, which contributed $59 million, $46 million, $44 million, $14 million, and $7 million of incremental sales, respectively.
Defense sales decreased 7%, as compared to the prior year period, primarily in the defense aerospace market, due to lower production levels on the Black Hawk and Global Hawk, lower sales of embedded computing products on helicopter programs, and lower sales of sensing products on other foreign military aircraft. In the ground defense market, sales decreased primarily due to lower production levels on the Bradley platform, lower comparable sales of turret drive systems, and lower sales of embedded computing products.
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
Operating income
Operating income increased $22 million, or 25%, to $109 million, compared with the same period in 2012, while operating margin was essentially flat at 12.1%. Acquisitions contributed $7.1 million of operating income and were 180 basis points dilutive to current period results. Current year results were favorably impacted by a curtailment gain as a result of a change in our U.K. pension plans and certain licensing agreements that were entered into during the year.
Excluding the items impacting comparability noted in the first table above, contributions from acquisitions, and foreign currency translation, operating income, and margin were essentially flat as benefits driven by our prior year restructuring initiatives within our defense businesses offset acquisition dilution and the impact of purchase price accounting adjustments from our fourth quarter 2013 acquisitions.
Backlog and new orders
Backlog increased $90 million to $653 million at December 31, 2013 from $563 million at December 31, 2012. New orders increased $234 million, as compared to the prior year, primarily due to the incremental impact of acquisitions of $161 million.
Year ended December 31, 2012 compared to year ended December 31, 2011
Sales
Sales increased $18 million, or 2%, as compared to the prior year period, driven by increases in the commercial markets of 18%, partially offset by lower sales in the defense markets of 6%. Acquisitions contributed $33 million, or 5%, to the increase in sales, while the effect of foreign currency translation decreased sales by $5 million, or 1%.
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

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Sales	$312,924	$275,689	$246,809	14%		12%
Operating income	50,992	27,494	31,476	85%		(13)%
Operating margin	16.3%	10.0%	12.8%	630	bps	(280) bps
Restructuring and impairment charges	—	(12,085)	—	NM		NM
New orders	$313,400	$276,279	$247,251	13%		12%
NM - not meaningful
Components of sales and operating income growth (decrease):

	2013 vs. 2012		2012 vs. 2011
	Sales	Operating Income	Sales	Operating Income
Organic	4%	82%	6%	(12)%
Acquisitions	10%	4%	7%	1%
Foreign currency	—%	(1)%	(1)%	(2)%
Total	14%	85%	12%	(13)%

Year ended December 31, 2013 compared to year ended December 31, 2012
Sales
Sales increased $37 million, or 14%, to $313 million, from the comparable prior year period, primarily due to a $26 million incremental impact from our Gartner acquisition, which contributed incremental sales to the oil and gas and general industrial markets. In addition, sales in the commercial aerospace market were up 10% due to an increase in volume in coatings, shot peening, and laser peening services as we continue to benefit from the ramp up in OEM production rates. This performance was partially offset by lower sales in the aerospace defense market for our shot and laser peening services.
Operating income
Operating income increased $23 million, or 85%, to $51 million and operating margin increased 630 basis points to 16.3%.  Our Gartner acquisition contributed $1 million of incremental operating income and was 110 basis points dilutive to current period results.
Excluding the $12 million of restructuring charges in the prior year, and contributions from acquisitions and foreign currency translation in the current year, operating income and margin increased primarily due to operational benefits as the result of closing an underperforming facility in the prior year.
New orders
New orders increased $37 million to $313 million, compared with the same period in 2012, primarily due to the incremental impact of our Gartner acquisition.
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

Consolidated Statement of Cash Flows

	December 31, 2013	December 31, 2012	December 31, 2011
Cash provided by (used in):
Operating activities	$237,827	$152,474	$201,853
Investing activities	(313,692)	(492,998)	(251,827)
Financing activities	140,138	254,241	179,804
Effect of exchange rates	(1,002)	3,919	(3,562)
Net increase (decrease) in cash and cash equivalents	$63,271	$(82,364)	$126,268
Year ended December 31, 2013 compared to year ended December 31, 2012
Cash provided by operating activities increased $85 million to $238 million during the twelve months ended December 31, 2013, as compared to the prior year period, primarily due to higher cash earnings, the timing of vendor payments in the current year, and the timing of advanced collections.
Investing Activities
Capital Expenditures
Our capital expenditures were $72 million in 2013 as compared to $83 million in 2012. Capital expenditures were lower in 2013, as compared to 2012, primarily due to our Flight Systems facility expansion in 2012.
Acquisitions
During 2013 we acquired five businesses and expect to continue to seek "tuck in" acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, funds available under our credit agreement, and proceeds from our Senior Notes, were utilized to fund the acquisitions, which totaled $236 million. In 2012, we acquired eight businesses with a total purchase price of $460 million.
Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities
Debt Issuances
On February 26, 2013, the Corporation issued $400 million of Senior Notes (the "2013 Notes").  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes were issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation's existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio is calculated using the same formula for all of the Corporation's debt agreements and is a measure of the Corporation's indebtedness (as defined per the Notes Purchase Agreement and Credit Agreement) to capitalization, where capitalization equals debt plus equity. The Corporation had the ability to borrow additional debt of $1.3 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
In September 2013, we repaid the $125 million 2003 senior notes that had matured.
Revolving Credit Agreement
As of December 31, 2013, the Corporation had $50 million of borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $42 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at December 31, 2013 was $408 million, which could be borrowed in full without violating any of our debt covenants.
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
The Company did not repurchase any shares of its common stock during 2013. During the twelve months ended December 31, 2012, the Company repurchased approximately 830,000 shares of our common stock for $26 million.
Dividends
In the second quarter of 2013, the Corporation increased its quarterly dividend to ten cents ($0.10) a share, an 11.1% increase over the prior year dividend. Cash used to make dividend payments during the twelve months ended December 31, 2013 and 2012 were $18 million and $16 million, respectively.
Year ended December 31, 2012 compared to year ended December 31, 2011
Operating Activities
Cash provided by operating activities decreased $49 million to $152 million during the twelve months ended December 31, 2012 as compared to the prior year period, primarily due to lower advanced payments on long-term contracts and, to a lesser extent, lower net earnings.
Investing Activities
Capital Expenditures
Our capital expenditures were $83 million in 2012 as compared to $84 million in 2011. Capital expenditures in 2012, as compared to 2011, were essentially flat as facility expansions in 2011 within our oil and gas and commercial aerospace businesses were offset by higher investments in 2012 in the Surface Technologies segment for laser peening equipment and international facility improvements. Capital expenditures relate primarily to new and replacement machinery and equipment, the expansion of new product lines within the business segments, and the construction of new facilities and upgrade of existing facilities.

Acquisitions and divestitures of businesses
During both 2012 and 2011, we acquired eight businesses and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, funds available under our credit agreement, and proceeds from our Senior Notes were utilized to fund our acquisitions, which totaled $460 million and $178 million in 2012 and 2011, respectively. Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.
Our 2012 heat treat divestiture resulted in $52 million of cash proceeds while divestitures in 2011 resulted in $8 million of proceeds.
Financing Activities
Debt Issuances
In August 2012, we amended and refinanced our existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the Credit Agreement, we have a borrowing capacity of $500 million. In addition, the Credit Agreement provides an accordion feature which allows us to borrow an additional $100 million. As of December 30, 2012, we had $47 million in letters of credit supported by the credit facility and $287 million of borrowings under the credit facility. The unused credit available under the credit facility at December 31, 2012 was $166 million, which we had the ability to borrow in full without violating our debt to capitalization covenant.
The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as non-payment of principal when due; nonpayment of interest, fees, or other amounts; cross-payment default and cross-acceleration with the Corporation’s other senior indebtedness.
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
On December 8, 2011, we issued $300 million of Senior Notes (the "2011 Notes"). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.
Repurchase of Common Stock
During the twelve months ended December 31, 2012, the Company repurchased approximately 830,000 shares of our common stock for $26 million. During the twelve months ended December 31, 2011, the Company repurchased 261,000 shares of our common stock for $8 million.
Dividends
In the second quarter of 2012, the Corporation increased its quarterly dividend to nine cents ($0.09) a share, a 12.5% increase over the prior year dividend. Cash used to make dividend payments during the twelve months ended December 31, 2012 and 2011 were $15 million, and $15 million, respectively.

Prior debt issuances
On December 1, 2005, we issued $150 million of 5.51% Senior Series Notes (the "2005 Notes"). Our 2005 Notes mature on December 1, 2017 and are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. We, at our option, can prepay at any time all or any part of our 2005 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2005 Notes, we paid customary fees that have been deferred and are being amortized over the term of our 2005 Notes. We are required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2005 Notes also contains a cross default provision with our other senior indebtedness.
On September 25, 2003, we issued $200 million of Senior Notes (the "2003 Notes"). The 2003 Notes consisted of $75 million of 5.13% Senior Notes that matured and were repaid on September 25, 2010 and $125 million of 5.74% Senior Notes that matured and were repaid on September 25, 2013.
Capital Resources
Cash in Foreign Jurisdictions
Cash and cash equivalents at December 31, 2013 were $175 million, of which $149 million were held by foreign subsidiaries. Our Canadian subsidiaries held a substantial portion of the Company's cash and cash equivalents, approximately $73 million at December 31, 2013. Our domestic operations generate significant cash flow from operations, however, such amounts were used to pay-down the Company's revolving credit facility and for general corporate purposes including funding the purchase of acquisitions. There are no legal or economic restrictions, absent certain regulatory approvals in China, where less than $4 million of our foreign cash resides, on the ability of any of our subsidiaries to transfer funds. The Company regularly assesses its cash needs and the available sources to fund these needs. Our assessment does not demonstrate the need to repatriate foreign cash and cash equivalents to fund U.S. operations.
Cash Utilization
Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, and increased dividends to determine the most beneficial use of available capital resources. We believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization, including the return of capital to shareholders through dividends and share repurchases and growing our business through acquisitions.
Debt Compliance
As of December 31, 2013, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2013 we had the ability to incur total additional indebtedness of $1.3 billion without violating our debt to capitalization covenant.
Future Commitments
Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $80 to $90 million and expected dividend payments of approximately $25 million in 2014. There can be no assurance, however, that we will continue to generate cash from operations at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.
In 2013, we made contributions of approximately $41 million to the Curtiss-Wright Pension Plan and expect to make contributions of approximately $40 million in 2014. In addition, through 2018, we expect to make cumulative pension plan contributions of $101 million. For more information on our pension and other postretirement benefits plans, please see Note 17 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2013:

(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Debt Principal Repayments	$959,938	$1,334	$33	$16	$200,000	$—	$758,555
Interest Payment on Fixed Rate Debt	402,463	39,940	39,908	39,908	39,206	31,643	211,858
Operating Leases	211,418	32,970	29,804	25,879	22,439	18,108	82,218
Total	$1,573,819	$74,244	$69,745	$65,803	$261,645	$49,751	$1,052,631
We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.
We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2013, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter (1)
Letters of Credit	$55,779	$9,948	$4,743	$25,804	$2,838	$2,784	$9,662
(1) Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $23.2 million.

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

	Year Ended December 31, 2013
	Flow Control				Controls				Surface Technologies				Corporate & Other			Total Curtiss - Wright
	2013	2012	Chg		2013	2012	Chg		2013	2012	Chg		2013	2012	Chg	2013	2012	Chg
Sales
Organic	1,097.0	1,095.3	—%		726.4	726.7	—%		286.8	275.7	4%		—	—		2,110.2	2,097.7	1%
Incremental (1)	204.4	—			170.2	—			25.9	—			—	—		400.5	—
Foreign Currency Fav (Unfav) (2)	(1.7)	—			1.6	—			0.2	—			—	—		0.1	—
Total net sales	1,299.7	1,095.3	19%		898.2	726.7	24%		312.9	275.7	14%		—	—		2,510.8	2,097.7	20%

Operating income (expense)
Organic	106.8	78.8	36%		98.1	86.5	13%		50.2	27.5	82%		(41.9)	(31.3)	34%	213.2	161.5	32%
OI Margin %	9.7%	7.2%	250	bps	13.5%	11.9%	160	bps	17.5%	10.0%	750	bps				10.1%	7.7%	240	bps
Incremental (1)	9.1	—			7.1	—			1.0	—			(0.4)			16.8	—
Foreign Currency Fav (Unfav) (2)	0.6	—			3.3	—			(0.2)	—			(0.2)			3.5	—
Total operating income (expense)	116.5	78.8	48%		108.5	86.5	25%		51.0	27.5	85%		(42.5)	(31.3)	35%	233.5	161.5	45%
OI Margin %	9.0%	7.2%	180	bps	12.1%	11.9%	20	bps	16.3%	10.0%	630	bps				9.3%	7.7%	160	bps

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
We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on certain product sales, which represents approximately 55% of our total revenue, as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts, which represents approximately 17% of our total revenue, as services are rendered. The majority of our service revenues are generated within our Surface Technologies’ segment. The significant estimates we make in recognizing revenue are primarily for long-term contracts generally accounted for using the cost-to-cost method of percentage of completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications.
Percentage of completion accounting
Revenue recognized using the cost-to-cost method of percentage of completion accounting represented approximately 18% of our total net sales in 2013. The average length of our contracts that utilize the cost to cost method of percentage of completion accounting is 4 years. This method recognizes revenue and profit as the contracts progress towards completion. Under the cost to cost method of percentage of completion accounting, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion.
Application of the cost to cost method of percentage-of-completion accounting requires the use of reasonable and dependable estimates of the future material, labor, and overhead costs that will be incurred and a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon industry knowledge and experience of our engineers, project managers, and financial staff. These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on our operating performance. Adjustments to original estimates for contract revenue, estimated costs at completion, and the estimated total profit are often required as work progresses throughout the contract and more information is obtained, even though the scope of work under the contract may not change. These changes are recorded on a cumulative basis in the period they are determined to be necessary.
Under the cost to cost method of percentage-of-completion accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined to be probable. However, costs may be deferred in anticipation of future contract sales if follow-on production orders are deemed probable. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured.
In 2013, the aggregate net changes in estimates of contract costs resulted in an increase to sales and operating income of $7 million and $3 million, respectively. In 2012, the aggregate net changes in estimates of contract costs resulted in a decrease to sales and operating income of $9 million and $13 million, respectively. The aggregate net changes in estimates of contract costs for 2011 were not material to the consolidated statement of operations for such annual period.

Inventory
Inventory costs include materials, direct labor, and purchasing and manufacturing overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. We continually evaluate the adequacy of the inventory reserves by reviewing historical scrap rates, on-hand quantities as compared with historical and projected usage levels, and other anticipated contractual requirements. We generally hold reserved inventory for extended periods, before scrapping and disposing of the reserved inventory, which contributes to a higher level of reserved inventory relative to the level of annual inventory write-offs. The stated inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.
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
The discount rate used to determine the plan benefit obligations as of December 31, 2013, and the annual periodic costs for 2014, was increased from 4.0% to 4.75% for the Curtiss-Wright Pension Plan and from 3.75% to 4.5% for the EMD postretirement benefit plan to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates utilizing selected bond yield curves developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. The discount rate for the Curtiss-Wright Restoration and postretirement benefit plans increased to 4.5% and 3.5%, respectively, in 2013 to reflect the shorter duration of liabilities of these plans. These changes contributed to a reduction in the benefit obligation of $34 million. The rate of compensation increase for the pension plans remained at a weighted average of 4.0% based upon a graded scale of 5.0% to 3.0% that decrements as pay increases, which reflects the experience over the past years and the Company’s expectation of future salary increases. We also utilized the RP 2000 mortality tables, which assume mortality improvements into the future for the U.S. pension and postretirement benefit plans.
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
The long-term medical trend assumptions start with a current rate that is in line with expectations for the near future. The trend’s rate is then graded down over time until it reaches an ultimate rate that is close to expectations for growth in GDP. The reasoning is that medical trends cannot continue to be higher than the rate of GDP growth in the long term. The health care cost trend rates used to determine the benefit obligations of the plans as of December 31, 2013, and the annual periodic costs for 2013 were on an initial trend of 8.0% grading down to an ultimate trend of 5.0% in 2026. In 2010 and 2012, respectively, we modified the EMD and Williams postretirement benefit designs for post-65 retirees. This effectively capped the plans to future medical inflation. As a result, any change in the expectation of these rates to return to a normal level should not have a material impact on the amount of expense we recognize.
The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $116 million in 2013, primarily due to the increase in the discount rate used to value plan obligations at December 31, 2013. To a lesser extent, the increase in the funded status was due to positive asset returns of 19.2% in 2013. Recent favorability in financial market performance and increasing interest rates have decreased our future cash funding requirements and future pension expense. We contributed $41 million to the Curtiss-Wright Pension Plan in 2013, and expect to contribute approximately $101 million more over a five year period beginning in 2014. Additionally, we expect pension expense of $16 million associated with this plan in 2014.
The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2013 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$18,279	$2,475
Rate of compensation increase	0.25%	2,758	688
Expected return on assets	(0.25)%	—	1,071
See Note 17 to the Consolidated Financial Statements for further information on our pension and postretirement plans.
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
As of December 31, 2013, our environmental reserves totaled $16 million, the majority of which is long term. Approximately 27.4% of the environmental reserves represent the current value of our anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reasonably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party contribution legal actions.

Purchase Accounting
We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisor's. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. The fair value of assets acquired (net of cash) and liabilities assumed of our 2013 acquisitions were estimated to be $285 million and $49 million, respectively.
Goodwill
We have $1,110 million in goodwill as of December 31, 2013. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.
The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level. The test is performed in the fourth quarter, which coincides with the preparation of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
The first step in the analysis is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. If an impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill on the reporting unit. Based upon the completion of our annual test, we determined that there was no impairment of value and that all reporting units estimated fair values, with the exception of the oil and gas reporting unit within the Flow Control segment, were substantially in excess of their carrying amounts. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge.
Our oil and gas reporting unit’s fair value exceeded its net book value by 20%.  The key assumption that drives the estimated fair value of our oil and gas reporting unit are the revenue and cost projections. If the revenue projections were not able to be obtained due to continued low orders for capital refinery projects or if we are unable to obtain the projected cost synergies by successfully integrating Cimarron, acquired in 2012, it would have a negative effect on the estimated fair value of our oil and gas reporting unit.

As of December 31, 2013, the amount of goodwill for our oil and gas reporting unit amounted to $189 million.  While we determined that there was no goodwill impairment of the oil and gas reporting unit as of October 31, 2013, management continues to actively evaluate the current and expected revenue and earnings performance of the reporting unit and is actively managing the successful integration of the Cimarron acquisition.  A significant adverse change in business climate or a change in strategic direction, impacting the business’s revenue or earnings, the inability to achieve the revenue and cost projections resulting from the successful integration of Cimarron, a material negative change in relationships with the reporting unit’s significant customers, a significant decline or delay in capital projects, unanticipated competition, or an adverse action or assessment by a regulator, would require an interim assessment prior to the next required annual assessment as of October 31, 2014. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2013. In addition, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.
Interest Rates
The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure was 94% and 65%, at December 31, 2013 and December 31, 2012, respectively. In order to manage our interest rate exposure, from time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. With the interest rate swap agreements that were in place as of December 31, 2013, and December 31, 2012, our fixed rate interest exposure was 55% and 40%, respectively. As of December 31, 2013, a change in interest rates of 1% would have an impact on consolidated interest expense of less than $5 million. Information regarding our 2013, 2011, 2005 and 2003 Notes, Revolving Credit Agreement, and Interest Rate Swaps is contained in Note 13 to the Consolidated Financial Statements.
Foreign Currency Exchange Rates
Although the majority of our sales, expenses, and cash flows are transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the Euro, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $23 million as it relates exclusively to foreign currency exchange rate exposures.
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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2013	2012	2011

Net sales
Product sales	$2,074,967	$1,710,759	$1,690,064
Service sales	435,804	386,957	326,678
Total net sales	2,510,771	2,097,716	2,016,742

Cost of sales
Cost of product sales	1,412,621	1,178,115	1,143,828
Cost of service sales	287,057	260,858	215,967
Total cost of sales	1,699,678	1,438,973	1,359,795
Gross profit	811,093	658,743	656,947

Research and development expenses	(68,874)	(59,712)	(62,115)
Selling expenses	(153,336)	(125,201)	(119,438)
General and administrative expenses	(355,264)	(312,384)	(288,540)
Operating income	233,619	161,446	186,854
Interest expense	(37,020)	(26,329)	(20,834)
Other income, net	1,354	245	862
Earnings before income taxes	197,953	135,362	166,882
Provision for income taxes	(59,972)	(43,073)	(48,262)
Earnings from continuing operations	137,981	92,289	118,620
Discontinued operations, net of taxes
Earnings from discontinued operations	—	3,043	7,769
Gain on divestiture	—	18,512	—
Earnings from discontinued operations	—	21,555	7,769
Net earnings	$137,981	$113,844	$126,389

Basic earnings per share:
Earnings from continuing operations	$2.94	$1.98	$2.56
Earnings from discontinued operations	—	0.46	0.17
Total	$2.94	$2.44	$2.73
Diluted earnings per share:
Earnings from continuing operations	$2.88	$1.95	$2.52
Earnings from discontinued operations	—	0.45	0.17
Total	$2.88	$2.40	$2.69
Dividends per share	$0.39	$0.35	$0.32
Weighted average shares outstanding:
Basic	46,991	46,743	46,372
Diluted	47,912	47,412	47,013
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2013	2012	2011

Net earnings	$137,981	$113,844	$126,389
Other comprehensive income
Foreign currency translation, net of tax (1)	(6,619)	25,954	(18,472)
Pension and postretirement adjustments, net of tax (2)	87,386	(16,331)	(43,846)
Other comprehensive income (loss), net of tax	80,767	9,623	(62,318)
Comprehensive income	$218,748	$123,467	$64,071

(1)
The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2013, 2012, and 2011 were $(0.9) million, $0.7 million, and $(2.6) million, respectively.

(2)
The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2013, 2012, and 2011 were $(49.4) million, $9.1 million, and $26.7 million, respectively.

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	At December 31,
(In thousands, except share data)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$175,294	$112,023
Receivables, net	603,592	578,313
Inventories, net	452,087	397,471
Deferred tax assets, net	47,650	50,760
Other current assets	58,660	37,194
Total current assets	1,337,283	1,175,761
Property, plant, and equipment, net	515,718	489,593
Goodwill	1,110,429	1,013,300
Other intangible assets, net	471,379	419,021
Other assets	23,465	16,913
Total assets	$3,458,274	$3,114,588
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$1,334	$128,225
Accounts payable	186,941	157,825
Accrued expenses	142,935	131,067
Income taxes payable	789	7,793
Deferred revenue	164,343	171,624
Other current liabilities	38,251	43,214
Total current liabilities	534,593	639,748
Long-term debt	958,604	751,990
Deferred tax liabilities, net	123,644	50,450
Accrued pension and other postretirement benefit costs	138,904	264,047
Long-term portion of environmental reserves	15,498	14,905
Other liabilities	134,326	80,856
Total liabilities	1,905,569	1,801,996
Contingencies and Commitments (Note 13, 16, 18, and 20)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value,100,000,000 shares authorized at December 31, 2013 and 2012; 49,189,702 shares issued at December 31, 2013 and 2012; outstanding shares were 47,638,835 at December 31,2013 and 46,449,934 at December 31, 2012.	49,190	49,190
Additional paid in capital	150,618	151,883
Retained earnings	1,380,981	1,261,377
Accumulated other comprehensive income (loss)	25,259	(55,508)
Common treasury stock, at cost (1,550,867 shares at December 31, 2013 and 2,739,768 shares at December 31, 2012)	(53,343)	(94,350)
Total stockholders' equity	1,552,705	1,312,592
Total liabilities and stockholders’ equity	$3,458,274	$3,114,588
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$137,981	$113,844	$126,389
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,497	93,896	88,300
(Gain) loss on fixed asset disposals	77	(414)	(670)
Gain on bargain purchase	—	(910)	—
Gain on divestiture	—	(29,912)	(1,298)
Deferred income taxes	5,928	(3,871)	3,345
Share-based compensation	7,349	9,428	9,621
Impairment of assets	887	4,988	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Accounts receivable, net	6,599	26,524	(78,850)
Inventories, net	(25,499)	(30,100)	(21,123)
Progress payments	(6,131)	(7,923)	11,264
Accounts payable and accrued expenses	8,567	(7,290)	15,628
Deferred revenue	(7,281)	(34,436)	51,724
Income taxes	(16,811)	15,211	3,917
Net pension and postretirement liabilities	(1,630)	(1,132)	(4,234)
Other current and long-term assets and liabilities	6,294	4,571	(2,160)
Net cash provided by operating activities	237,827	152,474	201,853
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	1,348	2,557	2,497
Proceeds from divestitures	—	52,123	8,100
Acquisitions of intangible assets	—	(1,761)	(22)
Additions to property, plant, and equipment	(72,242)	(82,954)	(84,322)
Acquisition of businesses, net of cash acquired	(236,135)	(460,439)	(178,080)
Additional consideration paid on prior year acquisitions	(6,663)	(2,524)	—
Net cash used for investing activities	(313,692)	(492,998)	(251,827)
Cash flows from financing activities:
Borrowings under revolving credit facility	983,109	576,934	1,002,600
Borrowings of debt	500,000	—	300,000
Payment of revolving credit facility	(1,229,148)	(296,145)	(1,112,814)
Principal payments on debt	(125,033)	—	—
Repurchases of company stock	—	(25,705)	(8,178)
Proceeds from share-based compensation plans	27,450	15,492	11,746
Dividends paid	(18,377)	(16,392)	(14,893)
Excess tax benefits from share-based compensation	2,137	57	1,343
Net cash provided by financing activities	140,138	254,241	179,804
Effect of exchange-rate changes on cash	(1,002)	3,919	(3,562)
Net increase (decrease) in cash and cash equivalents	63,271	(82,364)	126,268
Cash and cash equivalents at beginning of year	112,023	194,387	68,119
Cash and cash equivalents at end of year	$175,294	$112,023	$194,387
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$4,546	$1,478	$3,600
Recognition of asset retirement obligation	$—	$6,904	$—
Property and equipment acquired under build to suit transaction	$6,225	$—	$—
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2011	$48,558	$130,093	$1,052,429	$(2,813)	$(88,194)
Net earnings	—	—	126,389	—	—
Other comprehensive income, net of tax	—	—	—	(62,318)	—
Dividends paid	—	—	(14,893)	—	—
Stock options exercised, net of tax	321	5,312	—	—	8,648
Other	—	(259)	—	—	259
Share-based compensation	—	8,046	—	—	1,575
Repurchase of common stock	—	—	—	—	(8,178)
December 31, 2011	$48,879	$143,192	$1,163,925	$(65,131)	$(85,890)
Net earnings	—	—	113,844	—	—
Other comprehensive income, net of tax	—	—	—	9,623	—
Dividends paid	—	—	(16,392)	—	—
Stock options exercised, net of tax	311	6,431	—	—	10,077
Restricted stock	—	(6,233)	—	—	6,233
Other	—	(414)	—	—	414
Share-based compensation	—	8,907	—	—	521
Repurchase of common stock		—	—	—	(25,705)
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	137,981	—	—
Other comprehensive income, net of tax	—	—	—	80,767	—
Dividends paid	—	—	(18,377)	—	—
Stock options exercised, net of tax	—	(5,728)	—	—	34,451
Restricted stock, net of tax	—	(2,127)	—	—	5,796
Other	—	(330)	—	—	330
Share-based compensation	—	6,920	—	—	430
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries.
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
We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on product sales as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts as services are rendered. The significant estimates we make in recognizing revenue are primarily for long-term contracts generally accounted for using the cost-to-cost method of percentage of completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation’s consolidated financial position, results of operations, or cash flows. In 2013, there were no individual significant changes in estimated contract costs at completion. In 2012, the Corporation incurred unanticipated additional costs of $23.7 million on its long-term contract with Westinghouse for disassembly, inspection, and preparation for shipment costs related to the reactor coolant pumps (RCPs) that the Corporation is supplying for the AP1000 nuclear power plants in China. In addition, the Corporation recorded a cumulative catch up benefit of $14.2 million related to a change in estimate on its technology transfer contract on the AP1000 nuclear program. In 2011, the Corporation incurred unanticipated additional costs of $9.7 million to address a localized heating issue in the RCPs.
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
E. Inventory
Inventories are stated at lower of cost or market. Production costs are comprised of direct material and labor and applicable manufacturing overhead.
F. Progress Payments
Certain long-term contracts provide for interim billings as costs are incurred on the respective contracts. Pursuant to contract provisions, agencies of the U.S. Government and other customers are granted title or a secured interest for materials and work-in-process included in inventory to the extent progress payments are received. Accordingly, these receipts have been reported as a reduction of unbilled receivables and inventories, as presented in Notes 4 and 5 to the Consolidated Financial Statements.
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
H. Intangible Assets
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks, and technology licenses. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years. See Note 8 to the Consolidated Financial Statements for further information on other intangible assets.
I. Impairment of Long-Lived Assets
The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, in the period in which the impairment becomes known. In 2013, the Corporation recognized an impairment of $0.9 million in General and administrative expenses related to certain fixed assets where it was determined that the carrying value exceeded the estimated fair value. In 2012, the Corporation recognized an impairment of $5.0 million in General and administrative expenses, in connection with its 2012 restructuring plan, a component of which was exiting a facility.
J. Goodwill
Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. The Corporation’s goodwill impairment test is performed as of October 31 of each year. See Note 7 to the Consolidated Financial Statements for further information on goodwill.

K. Pre-Contract Costs
The Corporation, from time to time, incurs costs to begin fulfilling the statement of work under a specific anticipated contract that has yet to be obtained from a customer. If it is determined that the recoveries of these costs are probable, the costs will be capitalized, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable, the capitalized costs will be recognized in earnings. Capitalized pre-contract costs were $1.8 million and $3.0 million at December 31, 2013 and 2012, respectively.
L. Fair Value of Financial Instruments
Accounting guidance requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value. See Notes 9 and 13 to the Consolidated Financial Statements for further information on the Corporation's Financial Instruments.
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
N. Environmental Costs
The Corporation establishes a reserve for a potential environmental remediation liability on a site by site basis when it concludes that a determination of legal liability is probable and the amount of the liability can be reasonably estimated based on current law and existing technologies. Such amounts, if quantifiable, reflect the Corporation’s estimate of the amount of that liability. If only a range of potential liability can be estimated and no amount within the range is more probable than another, a reserve will be established at the low end of that range. At sites involving multiple parties, the Corporation accrues environmental liabilities based upon its expected share of the liability, taking into account the financial viability of other jointly liable partners. Such reserves are adjusted as assessment and remediation efforts progress or as additional information becomes available. Approximately 27% of the Corporation’s environmental reserves as of December 31, 2013, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted to reflect the time value of money since the amount and timing of cash payments for the liability are reliably determinable. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. See Note 16 to the Consolidated Financial Statements for additional information.
O. Accounting for Share-Based Payments
The Corporation follows the fair value based method of accounting for share-based employee compensation, which requires the Corporation to expense all share-based employee compensation. Share-based employee compensation is a non-cash expense since the Corporation settles these obligations by issuing the shares of Curtiss-Wright Corporation instead of settling such obligations with cash payments.
Compensation expense for all non-qualified share options, performance shares, performance-based restricted shares, time-based restricted stock, and performance-based restricted stock units is recognized on a graded schedule over the requisite service period for the entire award based on the grant date fair value.
P. Earnings Per Share
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable. The calculation of EPS is disclosed in Note 14 to the Consolidated Financial Statements.

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
The Corporation records amounts related to uncertain income tax positions by 1) prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and 2) the measurement of the income tax benefits recognized from such positions. The Corporation’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as a non-current income tax liability and to classify interest and penalties as a component of Interest expense and General and administrative expenses, respectively. See Note 12 to the Consolidated Financial Statements for further information.
R. Foreign Currency
For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and (losses) from foreign currency transactions are included in General and administrative expenses within the results of operations, which amounted to $2.6 million, $(2.3) million, and $(0.8) million for the years ended December 31, 2013, 2012, and 2011, respectively.
S. Derivatives
Forward Foreign Exchange and Currency Option Contracts
The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains and (losses) are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to $(6.2) million, $0.9 million, and $(0.7) million for the years ended December 31, 2013, 2012 and 2011, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.
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
Components of earnings from discontinued operations are as follows for the year ended December 31:

(In thousands)	2013	2012	2011
Net sales	$—	$10,785	$36,510
Earnings from discontinued operations before income taxes	—	4,929	12,521
Provision for income taxes	—	(1,886)	(4,752)
Gain on divestiture, net of taxes of $11,400	—	18,512	—
Earnings from discontinued operations	$—	$21,555	$7,769
Legacy Distribution Business
On July 29, 2011, the Corporation sold the assets of the legacy distribution business within the Flow Control segment to McJunkin Red Man Corporation for $4.6 million in cash. The determination was made to divest the business as it was not considered a core business of the Corporation. The disposal resulted in a loss of less than $0.1 million and was not reported as a discontinued operation as the amounts are not considered significant. The business contributed $13.7 million in sales and a pretax loss of $0.3 million for the year ended December 31, 2010.
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

3. ACQUISITIONS
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
In 2013, the Corporation acquired five businesses for an aggregate purchase price of $236.1 million, all of which are described in more detail below. In 2012, the Corporation acquired eight businesses for an aggregate purchase price of $462.4 million, net of cash acquired, all of which are described in more detail below. In 2011, the Corporation acquired eight businesses for an aggregate purchase of $183.3 million, all of which are described in more detail below.
The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended December 31, 2013 are $74.0 million and $3.3 million, respectively.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2013, 2012, and 2011:

(in thousands)	2013	2012	2011
Accounts receivable	$25,972	$53,753	$19,078
Inventory	30,930	52,225	23,813
Property, plant, and equipment	18,066	40,915	22,526
Other current assets	3,229	7,244	1,182
Intangible assets	102,751	182,681	53,717
Current and non-current liabilities	(19,599)	(44,617)	(13,510)
Pension and postretirement benefits	(6,472)	(8,144)	—
Deferred income taxes	(19,920)	(51,830)	(2,303)
Debt assumed	—	(13,819)	—
Due to seller	(2,856)	(240)	—
Net tangible and intangible assets	132,101	218,168	104,503
(Gain on Bargain Purchase)	—	(910)	—
Purchase price	236,135	462,416	183,328
Goodwill	$104,034	$245,158	$78,825
Supplemental Pro Forma Statements of Operations Data (Unaudited)
The assets, liabilities and results of operations of the businesses acquired in 2011 were not material to the Corporation’s consolidated financial position or results of operations, and therefore pro forma financial information for such business acquisitions is not presented.

The following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2013 and 2012 as if the 2013 acquisitions had occurred on January 1, 2012. Pro forma results were previously disclosed for the 2012 acquisitions as if the 2012 acquisitions had occurred on January 1, 2011, and the 2012 pro forma provided below was prepared using the same assumption.

(In thousands, except per share data)	2013	2012
Net sales	$2,580,394	$2,548,727
Net earnings from continuing operations	144,341	99,051
Diluted earnings per share from continuing operations	3.01	2.09
The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information for a 12 month period. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Elimination of historical intangible asset amortization expense (approximately $0.7 million and $2.9 million in 2013 and 2012, respectively).

•	Additional amortization expense (approximately $3.7 million and $23.0 million in 2013 and 2012, respectively) related to the fair value of identifiable intangible assets acquired.

•	Additional depreciation expense (approximately $1.3 million and $1.8 million in 2013 and 2012, respectively) related to the fair value adjustment to property, plant and equipment acquired.

•
Elimination of the fair value adjustments to acquisition-date inventory that has been sold in 2013 of $3.7 million, and recognition in 2012 of the full value of the fair value adjustment to acquisition date inventory.

•
Reclassification of $2.1 million of the Corporation’s 2013 acquisition costs directly attributable to the acquisition into 2012. Included in these costs are advisory, investment banking and legal and regulatory costs incurred by the Corporation. The Corporation records acquisition costs in General and administrative expenses.

•	Elimination of historical interest expense (approximately $0.6 million and $6.8 million in 2013 and 2012, respectively).

•
Additional interest expense (approximately $4.3 million and $26.3 million in 2013 and 2012, respectively) associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012.

FLOW CONTROL
2013 Acquisitions
Ovalpath
On October 1, 2013, the Corporation acquired the assets of Ovalpath, Inc. for $2.3 million in cash. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. The Asset Purchase Agreement also provides for contingent consideration based on achievement of certain sales targets. Based on the estimated amount of sales over the five-year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of $1.5 million.
Based in San Jose, CA, Ovalpath has developed a proprietary software platform utilizing mobile technology to enable applications that provide significant efficiencies within a nuclear plant. Ovalpath operates within the Nuclear Group division of the Flow Control segment.

Gulf33 Valve Pros, LLC
On September 16, 2013, the Corporation acquired the assets of Gulf33 Valve Pro, LLC for $3.3 million in cash. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price retained as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation's revolving credit facility.
Based in Louisiana, Gulf33 provides valve repair and maintenance services to the offshore oil and gas market and operates within the Oil and Gas Systems division of the Flow Control segment.
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
Phönix, headquartered in Germany, is a designer and manufacturer of valves, valve systems, and related support services to the global chemical, petrochemical and power (both conventional and nuclear) markets.  Phönix has 282 employees and operates Phönix Valves in Volkmarsen, Germany; Strack, located in Barleben, Germany; and Daume Control Valves, located in Hanover, Germany. Phönix also owns sales subsidiaries with warehouses in Texas and France.
Revenues of the acquired business were approximately $60.0 million in 2012. The business operates within the Marine & Power Products Division of Curtiss-Wright's Flow Control segment.
The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Phönix	Gulf 33	Ovalpath	Total
Accounts receivable	$12,226	$581	$85	$12,892
Inventory	20,358	101	—	20,459
Property, plant, and equipment	12,575	269	—	12,844
Other current and non-current assets	2,153	—	—	2,153
Intangible assets	42,791	1,260	600	44,651
Current and non-current liabilities	(7,497)	(239)	(18)	(7,754)
Pension and postretirement benefits	(6,472)	—	—	(6,472)
Deferred income taxes	(14,402)	—	—	(14,402)
Due to seller	—	(622)	(1,750)
Net tangible and intangible assets	61,732	1,350	(1,083)	64,371
Purchase price	97,886	3,328	2,250	103,464
Goodwill	$36,154	$1,978	$3,333	$41,465

Tax deductible goodwill	$—	$1,978	$3,333
2012 Acquisitions
Cimarron Energy
On November 21, 2012, the Corporation acquired Cimarron Energy, Inc. through the acquisition of 100% of the membership interests of Cimarron Energy Holding Company, LLC, for a net cash purchase price of $132.6 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

Cimarron is a manufacturer of highly customized and engineered energy production, processing, and environmental solutions for the U.S. oil and gas industry. Cimarron has 368 employees and is headquartered in Norman, OK. Revenues of the acquired business were approximately $98 million for the year ended 2011. The business operates within the Oil and Gas Systems division of the Flow Control segment.
A.P. Services, LLC
On November 5, 2012, the Corporation acquired AP Services, LLC, through the acquisition of 100% of the membership interests of A.P. Holdco, LLC, the parent company of the operating entity, for a cash purchase price of $30.4 million. The agreement also contains representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.
A.P. Services is a supplier of fluid sealing technologies and services to the nuclear and fossil power generation markets, with proven performance in delivering solutions that improve plant reliability and safety and also reduce operation and maintenance costs. A.P. Services has 84 employees and is based in Freeport, PA. Revenues of the acquired business were approximately $23 million for the year ended 2011. The business operates within the Nuclear Group division of the Flow Control segment.
Other Flow Control
During 2012, the Corporation acquired three product lines in two separate transactions for an aggregate purchase price of approximately $7 million. These product lines serve the commercial nuclear power market and consist of original equipment and re-engineered replacement products for obsolete equipment and product technology supporting steam generators on nuclear reactors. One of the acquisitions resulted in the recognition of a gain on bargain purchase of $0.9 million, as the value of assets acquired of $1.2 million exceeded the purchase price of $0.3 million. The Corporation integrated these product lines within the Nuclear Group division of the Flow Control segment.
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	AP Services	Cimarron	Other Flow	Total
Accounts receivable	$2,805	$21,706	$—	$24,511
Inventory	2,389	18,987	236	21,612
Property, plant, and equipment	3,488	8,094	—	11,582
Other current assets	204	618	—	822
Intangible assets	8,000	55,000	4,681	67,681
Current and non-current liabilities	(1,121)	(21,434)	(75)	(22,630)
Deferred income taxes	(3,064)	(18,853)	—	(21,917)
Due to seller	—	—	(240)	(240)
Net tangible and intangible assets	12,701	64,118	4,602	81,421
Gain on bargain purchase	—	—	(910)	(910)
Purchase price	30,360	132,581	6,974	170,176
Goodwill	$17,659	$68,463	$3,282	$89,665

Tax deductible goodwill	$13,554	$—	$3,282
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

Anatec and LMT perform testing and inspection services for commercial nuclear power plants to ensure safety, operational soundness, and compliance with regulatory codes. Anatec and LMT operates within the Nuclear Group division of the Flow Control segment. Anatec and LMT have 50 full-time personnel and manage an additional seasonal workforce of approximately 150 during nuclear plant maintenance outages. Anatec and LMT are headquartered in San Clemente, CA, with four additional facilities to support nuclear plant operations in the U.S. Revenues of the acquired business were approximately $20 million for the year ended 2010.
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
Douglas designs and manufactures aircraft handling systems for the defense and commercial aerospace markets and operates within the Marine and Power Products division of the Flow Control segment. Douglas has approximately 135 employees and is headquartered in Cheltenham, U.K. Revenues of the acquired business were approximately $28 million for the year ended 2010.
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Anatec	Douglas	Total
Accounts receivable	$4,685	$945	$5,630
Inventory	—	10,914	10,914
Property, plant, and equipment	1,581	619	2,200
Other current assets	185	309	494
Intangible assets	14,936	6,697	21,633
Current liabilities	(818)	(5,038)	(5,856)
Net tangible and intangible assets	20,569	14,446	35,015
Purchase price	35,201	20,094	55,295
Goodwill	$14,632	$5,648	$20,280

Tax deductible goodwill	$14,632	$5,648
CONTROLS
2013 Acquisitions
Arens Controls
On October 4, 2013, the Corporation acquired 100% of the membership interests of Arens Controls, LLC (Arens) for $95.6 million in cash, net of purchase price adjustments and cash acquired. The Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.
Arens is a designer and manufacturer of highly-engineered, precision operator interface controls and power management systems for commercial and off-road industrial vehicles. The acquired business operates within the Avionics & Industrial division of the Controls segment.
Arens has approximately 120 employees and is headquartered in Arlington Heights, Illinois. Revenues of the acquired business were approximately $57 million for the year ended 2012.
Parvus
On October 1, 2013, the Corporation acquired 100% of the share capital of Parvus Corporation (Parvus) for $37.1 million in cash, net of cash acquired. The Stock Purchase Agreement contains customary representations and warranties, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.

Parvus is a designer and manufacturer of rugged small form factor computers and communications subsystems for the aerospace, defense, homeland security, and industrial markets. The acquired business operates within the Defense Solutions division of the Controls segment.
Parvus has approximately 50 employees and is headquartered in Salt Lake City, Utah. Revenues of the acquired business were approximately $20 million for the year ended 2012.
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Parvus	Arens	Total
Accounts receivable	$3,639	$9,441	$13,080
Inventory	5,122	5,349	10,471
Property, plant, and equipment	435	4,787	5,222
Other current assets	104	972	1,076
Intangible assets	15,000	43,100	58,100
Current and non-current liabilities	(3,854)	(7,991)	(11,845)
Deferred income taxes	(5,518)	—	(5,518)
Due to seller	(484)	—	(484)
Net tangible and intangible assets	14,444	55,658	70,102
Purchase price	37,059	95,612	132,671
Goodwill	$22,615	$39,954	$62,569

Tax deductible goodwill	$—	$39,954
2012 Acquisitions
Exlar Corporation
On December 28, 2012, the Corporation acquired all the outstanding shares of Exlar Corporation for $84.7 million, net of cash acquired. The Stock Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.
Exlar is a provider of motion control solutions, specifically electric actuators, to industry-leading customers in a variety of end markets including factory automation, food process/packaging and energy process, and military applications. Exlar employs 183 people and is headquartered in Chanhassen, Minnesota, with a sales and service office near Frankfurt, Germany. Revenues of the acquired business were approximately $40.0 million in 2011. The business will operate within the Integrated Sensing division of the Controls segment.
PG Drives Technology
On November 1, 2012, the Corporation acquired the net assets of PG Drives Technology, a business unit of Spirent plc, for $63.2 million in cash. The Asset Purchase Agreement contains customary representations and warranties. Management funded the purchase from the Corporation’s revolving credit facility and available cash on hand in foreign locations.
PG Drives Technology is a designer and manufacturer of highly engineered controllers and drives used in a wide variety of advanced electric-powered industrial and medical vehicles. PG Drives has 186 employees and operates principally from a design and manufacturing site in Christchurch, UK, with additional sales and technical support offices in the U.S., Taiwan, China, Hong Kong, South Korea, and Australia. Revenues of the acquired business were approximately $58.0 million in 2011. The business operates within the Avionics and Industrial division of the Controls segment.
Williams Controls
On October 31, 2012, the Corporation entered into a definitive merger agreement to acquire Williams Controls in a cash tender offer of $15.42 per share. Total cash consideration for the shares, including the value of restricted stock and stock options, was approximately $109.1 million, net of cash acquired of $10.2 million. The Corporation also assumed $13.8 million in bank debt. Management funded the purchase from the Corporation’s revolving credit facility.

Williams Controls is a designer and manufacturer of highly engineered electronic sensors and electronic throttle controls for off-road equipment, heavy trucks, and military vehicles. Williams employs 294 people and operates principally from their headquarters in Portland, Oregon, with additional production facilities in China and India. Revenues of the acquired business were approximately $64.4 million for their last fiscal year ending September 30, 2012. The business operates within the Avionics and Industrial division of the Controls segment.
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	PG Drives	Williams Controls	Exlar	Total
Accounts receivable	$7,596	$10,383	$5,852	$23,831
Inventory	10,541	10,434	8,039	29,014
Property, plant, and equipment	1,589	16,137	4,902	22,628
Other current assets	220	4,518	1,684	6,422
Intangible assets	25,200	44,000	36,400	105,600
Current and non-current liabilities	(4,739)	(11,131)	(6,061)	(21,931)
Pension and postretirement benefits	—	(8,144)	—	(8,144)
Deferred income taxes	(244)	(14,820)	(14,849)	(29,913)
Debt assumed	—	(13,819)	—	(13,819)
Net tangible and intangible assets	40,163	37,558	35,967	113,688
Purchase price	63,219	109,077	84,708	257,963
Goodwill	$23,056	$71,519	$48,741	$144,275

Tax deductible goodwill	$23,056	$—	$—
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
SBC is a designer and manufacturer of highly engineered, solenoid-based components used in critical applications serving the aerospace, defense, industrial, and medical markets. Based in South Bend, Indiana, SBC has 63 employees, with union representation for 36 members of the workforce. Revenues of the acquired business were approximately $8.0 million in 2010. The business operates within the Integrated Sensing division of the Controls segment.
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
ACRA is a supplier of data acquisition systems and networks, data recorders, and telemetry ground stations for both defense and commercial aerospace markets and operates within the Integrated Sensing division of the Controls segment. ACRA had 128 employees on the date of acquisition and operates from a leased facility in Dublin, Ireland. ACRA had revenues of approximately €20.5 million ($26.2 million) for its fiscal year ended March 31, 2011.

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
PSI designs and manufactures motion control components and subsystems for ground defense, ordnance guidance, and aerospace applications and operates within the Flight Systems division of the Controls segment. PSI had 45 employees as of the date of the acquisition and is headquartered in Boca Raton, FL. Revenues of the acquired business were approximately $8.0 million for the year ended December 31, 2010.
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	South Bend	ACRA	PSI	Total
Accounts receivable	$1,635	$8,901	$862	$11,398
Inventory	2,990	6,539	1,856	11,385
Property, plant, and equipment	727	1,600	2,100	4,427
Other current assets	32	456	67	555
Intangible assets	3,500	17,054	4,700	25,254
Current and non-current liabilities	(648)	(6,048)	(190)	(6,886)
Deferred income taxes	—	(2,303)	—	(2,303)
Net tangible and intangible assets	8,236	26,199	9,395	43,830
Purchase price	11,175	61,053	13,503	85,731
Goodwill	$2,939	$34,854	$4,108	$41,901

Tax deductible goodwill	$2,939	$—	$4,108
SURFACE TECHNOLOGIES
2012 Acquisitions
F.W. Gartner Thermal Spraying, Ltd.
On December 31, 2012, the Corporation acquired the assets of F.W. Gartner Thermal Spraying, Ltd. (Gartner), for approximately $35.5 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the seller. Management funded the purchase from the Corporation’s revolving credit facility.
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
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	Gartner
Accounts receivable	$5,411
Inventory	1,599
Property, plant, and equipment	6,705
Intangible assets	9,400
Current and non-current liabilities	(56)
Due to seller	—
Net tangible and intangible assets	23,059
Purchase price	35,497
Goodwill	$12,438

Tax deductible goodwill	$12,438
2011 Acquisitions
IMR Test Labs
On July 22, 2011, the Corporation acquired the assets of IMR Test Labs (IMR), for approximately $20.0 million in cash. The Corporation paid $18.0 million at closing, with a portion of the purchase price retained as security for potential indemnification claims. The purchase price retention of $2.0 million was paid to the sellers in 2013. Management funded the purchase primarily from the Corporation’s revolving credit facility and available cash on hand.
The agreement also provides for contingent consideration based on achievement of certain sales targets. Based on the estimated amount of sales over the two-year measurement period, the Corporation recorded a liability of the estimated fair value of the contingent consideration in the amount of $1.6 million. In 2012, $0.6 million was paid to the sellers related to 2011 performance. In 2013, a final payment of $1.0 million was paid related to 2012 performance. Additional purchase price of $0.2 million was also recorded related to the agreement’s purchase price adjustment mechanism, resulting in final cash consideration paid of $21.8 million.
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
BASF’s Surface Technologies business is a supplier of metallic and ceramic thermal spray coatings primarily for the aerospace and power generation markets and expands the coatings capabilities within the Surface Technologies segment. The business has approximately 150 employees at three operating facilities located in East Windsor, CT, Wilmington, MA, and Duncan, SC. Revenues of the acquired business were approximately $29.0 million for the year ended December 31, 2010.
The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	BASF	IMR	Total
Accounts receivable	$—	$2,050	$2,050
Inventory	1,514	—	1,514
Property, plant, and equipment	12,774	3,125	15,899
Other current assets	—	133	133
Intangible assets	3,000	3,830	6,830
Current liabilities	(263)	(505)	(768)
Net tangible and intangible assets	17,025	8,633	25,658
Purchase price	20,501	21,801	42,302
Goodwill	$3,476	$13,168	$16,644

Tax deductible goodwill	$3,476	$13,168

4. RECEIVABLES
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
Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 30% and 37% of consolidated revenues in 2013 and 2012, respectively. Total receivables due primarily from the U.S Government were $205.1 million and $201.6 million at December 31, 2013 and 2012, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $82.5 million and $87.6 million at December 31, 2013 and 2012, respectively.
The composition of receivables is as follows as of December 31:

(In thousands)	2013	2012
Billed receivables:
Trade and other receivables	$444,841	$402,891
Less: Allowance for doubtful accounts	(6,857)	(7,013)
Net billed receivables	437,984	395,878
Unbilled receivables:
Recoverable costs and estimated earnings not billed	184,120	207,679
Less: Progress payments applied	(18,512)	(25,244)
Net unbilled receivables	165,608	182,435
Receivables, net	$603,592	$578,313
The net receivable balance at December 31, 2013, included $32.0 million related to the Corporation’s 2013 acquisitions.

5. INVENTORIES
Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Long term contract inventory includes an immaterial amount of claims or other similar items subject to uncertainty concerning their determination or realization. Inventories are valued at the lower of cost or market. The composition of inventories as of December 31 is as follows:

(In thousands)	2013	2012
Raw material	$231,219	$224,613
Work-in-process	114,372	92,761
Finished goods and component parts	117,444	107,173
Inventoried costs related to U.S. Government and other long-term contracts	58,796	38,000
Gross inventories	521,831	462,547
Less: Inventory reserves	(54,400)	(50,333)
Progress payments applied, principally related to long-term contracts	(15,344)	(14,743)
Inventories, net	$452,087	$397,471
The net inventory balance at December 31, 2013 included $26.4 million related to the Corporation’s 2013 acquisitions.
As of December 31, 2013 and 2012, inventory also includes capitalized contract development costs of $37.1 million and $23.8 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2013 and 2012, $13.8 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment is as follows as of December 31:

(In thousands)	2013	2012
Land	$24,250	$23,252
Buildings and improvements	218,551	205,306
Machinery, equipment, and other	800,573	725,558
Property, plant, and equipment, at cost	1,043,374	954,116
Less: Accumulated depreciation	(527,656)	(464,523)
Property, plant, and equipment, net	$515,718	$489,593
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $71.6 million, $62.8 million, and $59.5 million, respectively.
The net property, plant, and equipment balance at December 31, 2013, included $17.7 million related to the Corporation’s 2013 acquisitions.
7. GOODWILL
The changes in the carrying amount of goodwill for 2013 and 2012 are as follows:

(In thousands)	Flow Control	Controls	Surface Technologies	Consolidated
December 31, 2011	$328,219	$385,784	$45,439	$759,442
Acquisitions	88,975	146,974	11,913	247,862
Divestitures	—	—	(3,649)	(3,649)
Goodwill adjustments	(707)	429	—	(278)
Foreign currency translation adjustment	1,697	8,039	187	9,923
December 31, 2012	$418,184	$541,226	$53,890	$1,013,300
Acquisitions	$41,465	$62,569	$—	$104,034
Goodwill adjustments	429	(3,689)	525	(2,735)
Foreign currency translation adjustment	(1,455)	(2,728)	13	(4,170)
December 31, 2013	$458,623	$597,378	$54,428	$1,110,429
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
During 2013, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2013. The adjustments to the Corporation's purchase price allocation were not material.
The Corporation completed its annual goodwill impairment testing as of October 31, 2013, 2012, and 2011 and concluded that there was no impairment of value. The estimated fair value of the reporting units also substantially exceeded the recorded book value, with the exception of the oil and gas reporting unit, in the Flow Control segment. Based on the annual impairment test, the Corporation determined that the oil and gas reporting unit’s estimated fair value was not substantially in excess of its carrying amount.

8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2013 and 2012. No indefinite lived intangible assets were acquired in 2013 or 2012.

(In thousands, except years data)	2013		2012
	Amount	Years	Amount	Years
Technology	$21,101	13.5	$46,832	13.9
Customer related intangibles	73,146	16.9	122,047	15.6
Other intangible assets	8,504	3.3	16,641	8.1
Total	$102,751	15.1	$185,520	14.6
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31:

(In thousands)
2013	Gross	Accumulated Amortization	Net
Technology	$213,888	$(88,644)	$125,244
Customer related intangibles	430,604	(127,194)	303,410
Other intangible assets	66,436	(23,711)	42,725
Total	$710,928	$(239,549)	$471,379

(In thousands)
2012	Gross	Accumulated Amortization	Net
Technology	$186,869	$(76,067)	$110,802
Customer related intangibles	337,558	(95,880)	241,678
Other intangible assets	86,157	(19,616)	66,541
Total	$610,584	$(191,563)	$419,021
Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $49.9 million, $31.1 million, and $28.8 million, respectively. The estimated future amortization expense of intangible assets is as follows:

(In thousands)
2014	$46,832
2015	43,746
2016	42,791
2017	42,172
2018	40,586

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Forward Foreign Exchange and Currency Option Contracts
The Corporation has foreign currency exposure primarily in the United Kingdom, Europe, and Canada.  The Corporation uses financial instruments, such as forward and option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.
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
The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million and $225 million at December 31, 2013 and December 31, 2012.
The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates, and yield curves.
Level 3: Inputs are unobservable data points that are not corroborated by market data.
Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are valued at a Level 2.
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are below.

	December 31,
(In thousands)	2013	2012
Assets
Designated for hedge accounting
Interest rate swaps	$—	$677
Undesignated for hedge accounting
Forward exchange contracts	$605	$250
Total asset derivatives (A)	$605	$927
Liabilities
Designated for hedge accounting
Interest rate swaps	$49,845	$1,419
Undesignated for hedge accounting
Forward exchange contracts	$277	$170
Total liability derivatives (B)	$50,122	$1,589
(A) Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.
(B) Forward exchange derivatives are included in Other current liabilities and interest rate swap liabilities are included in Other liabilities.
Effects on Consolidated Statements of Earnings
Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the years ended December 31, were as follows:

	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
	December 31,
(In thousands)	2013	2012	2011	2013	2012	2011
Income statement classification:
Other income (loss), net	$(49,845)	$(742)	$—	$49,845	$742	$—
Undesignated hedges
The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

	December 31,
(In thousands)	2013	2012	2011
Forward exchange contracts:
General and administrative expenses	$(6,198)	$883	$(654)
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2013. The fair value of our debt instruments are characterized as a Level 2 measurement in accordance with the fair value hierarchy. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2013, aggregated $887 million compared to a carrying value of $900 million. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2012, aggregated $596 million compared to a carrying value of $574 million.
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
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following as of December 31:

(In thousands)	2013	2012
Accrued compensation	$88,108	$73,643
Accrued commissions	12,834	11,344
Accrued interest	9,730	4,994
Accrued taxes other than income taxes	4,626	3,109
Accrued insurance	4,885	6,062
Other	22,752	31,915
Total accrued expenses	$142,935	$131,067
Other current liabilities consist of the following as of December 31:

(In thousands)	2013	2012
Warranty reserves	$15,914	$18,169
Litigation reserves	984	2,001
Additional amounts due to sellers on acquisitions	5,250	8,275
Reserves on loss contracts	4,067	3,152
Deferred tax liability	3,175	1,759
Pension and other postretirement liabilities	4,280	4,164
Environmental reserves	804	1,493
Other	3,777	4,201
Total other current liabilities	$38,251	$43,214
The accrued expenses and other current liabilities at December 31, 2013 included $5.1 million and $1.0 million, respectively, related to the Corporation’s 2013 acquisitions.
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

(In thousands)	2013	2012
Warranty reserves at January 1,	$18,169	$16,076
Provision for current year sales	8,568	8,437
Current year claims	(7,749)	(4,649)
Change in estimates to pre-existing warranties	(3,108)	(3,168)
Increase due to acquisitions	102	1,743
Foreign currency translation adjustment	(68)	(270)
Warranty reserves at December 31,	$15,914	$18,169
11. RESTRUCTURING ACTIVITIES
The Corporation did not have any material restructuring initiatives in 2013.
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
The Corporation has completed its restructuring activities under the 2012 restructuring plan.
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

(In thousands)	Severance and Benefits	Abandonment of facility costs	Total
December 31, 2011	$—	$—	$—
Provisions	7,326	6,887	14,213
Payments	(6,306)	(781)	(7,087)
Adjustments	—	—	—
December 31, 2012	$1,020	$6,106	$7,126
Provisions	—	—	—
Payments	(774)	(5,519)	(6,293)
Adjustments	$(246)	$(587)	$(833)
December 31, 2013	$—	$—	$—
12. INCOME TAXES
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2013	2012	2011
Domestic	$97,653	$54,941	$94,805
Foreign	100,300	80,421	72,077
	$197,953	$135,362	$166,882
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2013	2012	2011
Current:
Federal	$25,732	$18,825	$19,771
State	6,230	5,086	5,519
Foreign	22,082	23,033	19,632
	54,044	46,944	44,922

Deferred:
Federal	7,982	758	6,840
State	644	(1,122)	(697)
Foreign	(802)	(5,172)	(3,235)
	7,824	(5,536)	2,908
Valuation allowance	(1,896)	1,665	432
Provision for income taxes	$59,972	$43,073	$48,262

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	1.9	1.6	2.1
Rate changes	(0.2)	(0.2)	(0.3)
R&D tax credits	(1.6)	(1.0)	(4.7)
Foreign earnings (1)	(4.0)	(4.3)	(3.2)
All other, net	(0.8)	0.7	—
Effective tax rate	30.3%	31.8%	28.9%
(1) - Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.
The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Environmental reserves	$9,913	$10,086
Inventories	20,197	20,051
Postretirement/postemployment benefits	12,641	13,992
Incentive compensation	6,727	10,299
Accrued vacation pay	5,745	5,373
Warranty reserves	5,073	4,776
Share-based payments	7,718	9,442
Pension plans	43,684	92,736
Net operating loss	9,826	10,017
Other	14,793	17,041
Total deferred tax assets	136,317	193,813
Deferred tax liabilities:
Depreciation	52,242	50,469
Goodwill amortization	65,644	53,949
Other intangible amortization	81,634	76,008
Other	8,196	4,596
Total deferred tax liabilities	207,716	185,022
Valuation allowance	6,321	8,531
Net deferred tax assets/(liabilities)	$(77,720)	$260
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2013	2012
Net current deferred tax assets	$47,650	$50,760
Net current deferred tax liabilities	3,175	1,759
Net noncurrent deferred tax assets	1,449	1,709
Net noncurrent deferred tax liabilities	123,644	50,450
Net deferred tax assets/(liabilities)	$(77,720)	$260

The Corporation has income tax net operating loss carryforwards related to international operations of approximately $24.8 million of which $14.5 million have an indefinite life and $10.3 million expire through 2022. The Corporation has federal and state income tax net operating loss carryforwards of approximately $27.1 million which expire through 2033. The Corporation has recorded a deferred tax asset of $9.8 million reflecting the benefit of the loss carryforwards.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation decreased its valuation allowance by $1.9 million, to $6.3 million, as of December 31, 2013, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments of $69.4 million were made in 2013, $42.7 million in 2012, and $47.6 million in 2011.
The amount of undistributed foreign subsidiaries earnings considered to be permanently reinvested for which no provision has been made for U.S. federal or foreign taxes at December 31, 2013 was $297.1 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, foreign tax credits may partiality offset any tax liability.
The Corporation has recognized a liability in Other liabilities for interest of $1.6 million and penalties of $1.1 million as of December 31, 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011
Balance at January 1,	$11,301	$5,769	$4,490
Additions for tax positions of prior periods	1,511	4,591	915
Additions for tax positions related to the current year	1,768	1,019	533
Settlements	(3,868)	(53)	(66)
Lapses of statute of limitations	(140)	(28)	(101)
Foreign currency translation	51	3	(2)
Balance at December 31,	$10,623	$11,301	$5,769
In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2013:

United States (Federal)	2008	-	present
United States (Various states)	1998	-	present
United Kingdom	2006	-	present
Canada	2007	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2013, 2012, and 2011 is $7.6 million, $9.0 million, and $4.0 million, respectively, which, if recognized, would favorably affect the effective income tax rate.

13. DEBT
Debt consists of the following as of December 31:

(In thousands)	2013	2013	2012	2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	50,000	50,000	286,800	286,800
5.74% Senior notes due 2013	—	—	125,011	128,198
5.51% Senior notes due 2017	150,000	163,059	150,000	168,491
3.84% Senior notes due 2021	98,632	98,632	100,677	100,677
3.70% Senior notes due 2023	225,000	209,140	—	—
3.85% Senior notes due 2025	88,555	88,555	—	—
4.24% Senior notes due 2026	173,557	173,557	198,581	198,581
4.05% Senior notes due 2028	64,411	64,411	—	—
4.11% Senior notes due 2028	100,000	89,252	—	—
Other debt	1,383	1,383	10,746	10,746
Total debt	959,938	946,389	880,215	901,893
Less: current portion of long-term debt and short-term debt	1,334	1,334	128,225	128,225
Total long-term debt	$958,604	$945,055	$751,990	$773,668
The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 1.7% and 2.0% in 2013 and 2012, respectively.
The debt outstanding had fixed and variable interest rates averaging 3% during the twelve months ended December 31, 2013.
Aggregate maturities of debt are as follows:

(In thousands)
2014	$1,334
2015	33
2016	16
2017	200,000
2018	—
Thereafter	758,555
Total	$959,938
Interest payments of $31 million, $24 million, and $17 million were made in 2013, 2012, and 2011, respectively.

On February 26, 2013, the Corporation issued $400 million of Senior Notes (the "2013 Notes").  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028.  An additional $100 million of 4.11% Senior Notes were issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation's existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation's debt agreements and is a measure of the Corporation's indebtedness to capitalization, where capitalization equals debt plus equity. The Corporation had the ability to borrow additional debt of $1.3 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
In August 2012, we amended and refinanced our existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the Credit Agreement, we have a borrowing capacity of $500 million. In addition, the Credit Agreement provides an accordion feature which allows us to borrow an additional $100 million. As of December 31, 2013, we had $42 million in letters of credit supported by the credit facility and $50 million of borrowings under the credit facility.
The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated debt to capitalization ratio of 60%. The Credit Agreement has customary events of default, such as non-payment of principal when due; nonpayment of interest, fees, or other amounts; cross-payment default and cross-acceleration.
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
On December 8, 2011, the Corporation issued $300 million of Senior Notes (the "2011 Notes"). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.
On December 1, 2005, the Corporation issued $150 million of 5.51% Senior Notes (the "2005 Notes"). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and are being amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2005 Notes also contain a cross default provision with the Corporation’s other senior indebtedness.
On September 25, 2003, the Corporation issued $200 million of Senior Notes (the "2003 Notes"). The 2003 Notes consist of $75 million of 5.13% Senior Notes that matured on September 25, 2010 and $125 million of 5.74% Senior Notes that matured on September 25, 2013. The $75 million of 5.13% Senior Notes were repaid during the third quarter of 2010 by drawing down on our revolver. The $125 million of 5.74% Senior Notes were repaid during the third quarter of 2013 by using the funds from the 2013 Notes.

14. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2013, 2012, and 2011 there were 297,000, 633,000, and 653,000 stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
Earnings per share calculations for the years ended December 31, 2013, 2012, and 2011, are as follows:

(In thousands, except stock options outstanding)	Earnings from continuing operations	Weighted- Average Shares Outstanding	Earnings per share from continuing operations
2013
Basic earnings per share from continuing operations	$137,981	46,991	$2.94
Dilutive effect of stock options and deferred stock compensation		921
Diluted earnings per share from continuing operations	$137,981	47,912	$2.88
2012
Basic earnings per share from continuing operations	$92,289	46,743	$1.98
Dilutive effect of stock options and deferred stock compensation		669
Diluted earnings per share from continuing operations	$92,289	47,412	$1.95
2011
Basic earnings per share from continuing operations	$118,620	46,372	$2.56
Dilutive effect of stock options and deferred stock compensation		641
Diluted earnings per share from continuing operations	$118,620	47,013	$2.52
15. SHARE-BASED COMPENSATION PLANS
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
The compensation cost for employee and non-employee director share-based compensation programs during 2013, 2012, and 2011 is as follows:

(In thousands)	2013	2012	2011
Non-qualified stock options	$238	$942	$3,066
Employee Stock Purchase Plan	1,260	1,303	658
Performance Share Units	3,495	3,179	2,591
Restricted Share Units	1,700	3,237	2,771
Other share-based payments	657	767	535
Total share-based compensation expense before income taxes	$7,350	$9,428	$9,621
Other share-based payments include restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2013, 2012, or 2011.

2005 Long-Term Incentive Plan
Awards under the 2005 Long Term Incentive Plan (the "2005 LTI Plan") consist of performance units (cash), performance share units, time-based restricted share units, and two legacy components, restricted stock units and non-qualified stock options. Under the 2005 LTI Plan, an aggregate total of 5,000,000 shares (as adjusted for subsequent stock splits and dividends) of common stock were registered. Issuances of common stock to satisfy employee option exercises will be made from the Corporation’s treasury stock. No more than 200,000 shares of common stock or 100,000 shares of restricted stock may be awarded in any year to any one participant in the 2005 LTI Plan.
The Corporation awarded total performance units (cash) of $17.1 million, $16.2 million, and $19.3 million in 2013, 2012, and 2011, respectively, to certain key employees. The performance units are denominated in U.S. dollars, settled in U.S. dollars, and are contingent upon the Corporation’s satisfaction of performance objectives keyed to achieving profitable growth over a period of three fiscal years commencing with the fiscal year following such awards. The estimated cost of such awards is expensed over the three-year performance period. Performance unit expense was $16.6 million, $12.6 million, and $8.1 million in 2013, 2012, and 2011, respectively. The actual cost of the performance units may vary from the total value of the awards depending upon the degree to which the key performance objectives are met.
Non-Qualified Stock Options (NQSO)
The Corporation no longer grants non-qualified stock options under the 2005 LTI Plan. Prior to November 2011, the Corporation granted non-qualified stock options to key employees each year. Stock options granted under the 2005 LTI Plan expire ten years after the date of the grant and are generally exercisable (vest) one-third per year beginning with 12 months following the date of grant, and fully vesting on the third anniversary of the grant date. The fair value of the NQSO’s was estimated at the date of grant using a Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Corporation’s stock and other factors. The Corporation uses historical data to estimate the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2013	2012	2011
Risk-free rate	—%	—%	2.45%
Expected volatility	—%	—%	30.20%
Expected dividend yield	—%	—%	0.92%
Expected term (in years)	—	—	6
Weighted-average grant-date fair value of options	$—	$—	$10.57

A summary of employee stock option activity under the 2005 LTI Plan is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2012	3,033	$32.71
Granted	—	—
Exercised	(715)	29.09
Adjustment	19	19.08
Forfeited	(16)	35.42
Outstanding at December 31, 2013	2,321	$33.69	4.9	$66,221
Exercisable at December 31, 2013	2,321	$33.69	4.9	$65,969
The total intrinsic value of stock options exercised during 2013, 2012, and 2011 was $11.4 million, $3.1 million, and $3.9 million, respectively. The above table represents the Corporation’s estimate of options fully vested and/or expected to vest.

NQSO grants vest over three years and compensation cost is recognized over the requisite service period for each separately vesting portion of each award as if each award was, in substance, multiple awards. During 2013, 2012, and 2011, compensation cost associated with NQSOs was $0.2 million, $0.9 million, and $3.1 million respectively. As of December 31, 2013, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized during 2014.
Cash received from option exercises during 2013, 2012, and 2011 was $20.8 million, $6.7 million, and $4.2 million, respectively. The total tax benefit generated from options exercised during 2013, 2012, and 2011, was $2.0 million, $1.0 million, and $1.1 million, respectively. Tax benefits received on exercised options, which were subject to expense under U.S. GAAP, have been credited to deferred taxes up to the amount of benefit recorded in the income statement, with the difference charged to additional paid in capital, while tax benefits received on exercised options that were not subject to expense have been credited to additional paid in capital.
Performance Share Units
Since 2005, the Corporation has granted performance share units to certain employees under the 2005 LTI Plan, whose vesting is contingent upon meeting various company-wide, three-year performance goals around net income targets, both against budget and as a percentage of sales against a peer group. In addition, certain key executives are awarded performance based share units if the Corporation's total shareholder return over the three-year term of the awards compares favorably to that of a self-constructed peer group.  The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s Common stock on the date of grant.
A summary of the Corporation’s performance share units for 2013 is as follows:

	Shares/Units (000’s)	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Nonvested at December 31, 2012	872	$32.12
Granted	77	62.91
Vested	(88)	30.90
Forfeited	(492)	34.59
Nonvested at December 31, 2013	368	$35.52	2.2	$22,928
Expected to vest at December 31, 2013	139	$37.99	2.2	$8,630
The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period. As forfeiture and performance assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change.
As of December 31, 2013, there was $7.5 million of unrecognized compensation cost, which is expected to be recognized over a period of 2.2 years related to non-vested performance share units.
Restricted Share Units
Restricted share units cliff vest at the end of the awards’ vesting period. The restricted share units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which ranges from 3 to 10.1 years. The non-vested restricted stock is subject to forfeiture if employment is terminated other than due to death or disability. The restricted share units are subject to forfeiture if employment is terminated and are nontransferable. During 2013, restricted share units associated with one of the Corporation's former executives who resigned in 2013 were forfeited and the related stock compensation expense of $1.3 million that was previously recorded was reversed.

A summary of the Corporation’s restricted share units for 2013 is as follows:

	Shares/Units (000’s)	Weighted- Average Fair Value	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Nonvested at December 31, 2012	396	$33.53
Granted	75	44.79
Vested	(78)	29.88
Forfeited	(74)	35.83
Nonvested at December 31, 2013	319	$36.53	2.9	$19,842
Expected to vest at December 31, 2013	319	$36.53	2.9	$19,842
As of December 31, 2013, there was $6.6 million of unrecognized compensation cost, which is expected to be recognized over a period of 2.9 years related to restricted share units.
Employee Stock Purchase Plan
The Corporation’s ESPP enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the fair market value at the end of each offering period. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. Participation in the offering is limited to 10% of an employee’s base salary (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), participation may be terminated at any time by the employee and automatically ends on termination of employment with the Corporation. Effective January 1, 2011, the Corporation increased the number of shares authorized for issuance under the ESPP by an additional 1,200,000 shares, from 2,000,000 to 3,200,000, and extended the term of the ESPP by an additional two years through October 1, 2015. The common stock to satisfy the stock purchases under the ESPP were originally designated as newly issued shares of common stock; however, the Company has reserved the additional 1,200,000 shares from Treasury. During 2013, there were 284,900 shares purchased under the ESPP. As of December 31, 2013, the Corporation has withheld $4.4 million from employees, the equivalent of 82,846 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. The Corporation recognized $0.3 million of tax benefit associated with disqualifying dispositions during 2013, all of which was credited to additional paid in capital.
2005 Stock Plan for Non-Employee Directors
The 2005 Stock Plan for Non-Employee Directors ("2005 Stock Plan"), approved by the stockholders in 2005, provided for the grant of stock awards and, at the option of the non-employee directors, the deferred payment of regular stipulated compensation and meeting fees in equivalent shares. Under the 2005 Stock Plan, the Corporation’s non-employee directors each receive an annual restricted stock award, which is subject to a three-year restriction period commencing on the date of the grant. For 2013, 2012, and 2011, the value of the award granted was $70,000 per director, respectively. These restricted stock awards are subject to forfeiture if the non-employee director resigns or retires by reason of his or her decision not to stand for re-election prior to the lapsing of all restrictions, unless the restrictions are otherwise removed by the Committee on Directors and Governance. The cost of the restricted stock awards is amortized over the three year restriction period from the date of grant or such shorter restriction period as determined by the removal of such restrictions. Newly elected non-employee directors also receive a one-time five year restricted stock award of $35,000. The total number of shares of Common stock available for grant under the 2005 Stock Plan may not exceed 100,000 shares. During 2013, the Corporation awarded 15,256 shares of restricted stock, of which 5,721, have been deferred by certain directors. During 2012, the Corporation awarded 16,977 shares of restricted stock, of which 8,935 have been deferred by certain directors. During 2011, the Corporation awarded 16,680 shares of restricted stock, of which 7,820 have been deferred by certain directors.
Pursuant to election by non-employee directors to receive shares in lieu of payment for earned and deferred compensation under the 2005 Stock Plan, the Corporation had provided for an additional aggregate of 65,503 and 68,974 shares at an average price of $31.94 and $31.16, respectively, as of December 31, 2013 and 2012. During 2013 and 2012, the Corporation issued 19,670 and 12,955 shares, respectively, in compensation pursuant to such elections.

16. ENVIRONMENTAL COSTS
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
The Corporation continued the operation of the ground water and soil remediation activities at the Wood-Ridge, New Jersey site through 2013. The cost of constructing and operating this site was provided for in 1990 when the Corporation established a reserve to remediate the property. Even though this property was sold in December 2001, the Corporation retained the responsibility for this remediation in accordance with the sale agreement. The reserve balance as of December 31, 2013, was $6.9 million, which is essentially unchanged from the prior year.
In 1992, the Corporation was named as a PRP in the Caldwell Trucking superfund site. The majority of the costs for this site have been for soil and groundwater remediation. As of December 31, 2013, the Corporation’s reserve balance was $4.7 million, which largely represents continuing operation and maintenance costs, system performance monitoring efforts, and assessment sampling.
The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation. In 2012, in connection with its license renewal, the Corporation increased its asset retirement obligation by $6 million, to $9 million, for these licenses and revised its estimated settlement date to 2032. The Corporation recorded accretion expense of less than $1 million during the twelve months ended December 31, 2013. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value.
The Corporation’s aggregate environmental obligation at December 31, 2013 was $16.3 million compared to $16.4 million at December 31, 2012. Approximately 27.4% of the Corporation’s environmental reserves as of December 31, 2013, represent the current value of anticipated remediation costs and are not discounted primarily due to the uncertainty of timing of expenditures. The remaining environmental reserves are discounted. All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions. As of December 31, 2013, the undiscounted cash flows associated with the discounted reserves were $19.2 million and are anticipated to be paid over the next 30 years.

17. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation maintains seventeen separate and distinct pension and other postretirement defined benefit plans, consisting of seven domestic pensions and other postretirement benefit plans and ten separate foreign pension plans. The Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan (the “Curtiss-Wright Plans”), a postretirement health benefits plan for EMD employees and two qualified plans and one postretirement health benefit plan for Williams Controls. The foreign plans consist of three defined benefit pension plans in the United Kingdom, three in Germany, two in Mexico, and one plan each in Canada and Switzerland. The German plans were added during 2013 as part of our February 28, 2013 acquisition of Phönix Holding GmbH.
Domestic Plans
The Curtiss-Wright Plans
The Corporation maintains a defined benefit pension plan (the "CW Pension Plan") covering all employees under four benefit formulas: a non-contributory non-union and union formula for all Curtiss-Wright (CW) employees and a contributory union and non-union benefit formula for employees at the EMD business unit.
CW non-union employees hired prior to February 1, 2010 receive a “traditional” benefit based on years of credited service, the five highest consecutive years’ compensation during the last ten years of service, and a “cash balance” benefit. These employees became participants under the CW Pension Plan after one year of service and were vested after three years of service. CW non-union employees hired on or after the effective date are eligible for the cash balance benefit only. CW union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate.
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
In May 2013, the Company’s Board of Directors approved an amendment to the CW Pension Plan. Effective January 1, 2014, all active non-union employees participating in the final and career average pay formulas in the defined benefit plan will cease accruals 15 years from the effective date of the amendment.  In addition to the sunset provision, the “cash balance” benefit for non-union participants will be eliminated as of the effective date.  Non-Union employees who are not currently receiving final or career average pay benefits become eligible to participate in a new defined contribution plan which provides both employer match and non-elective contribution components, up to a maximum employer contribution of 6%.  The amendment does not affect CW employees that are subject to collective bargaining agreements.
At December 31, 2013 and 2012, the Corporation had a noncurrent pension liability of $79.5 million and $195.9 million, respectively. This reduction was primarily driven by favorable asset performance, which exceeded 19% for 2013, and a 75 basis point increase in the discount rate which was 4.75% as of December 31, 2013. The May 2013 amendment, which is effective January 1, 2014, resulted in a $3 million reduction to the projected benefit obligation of the plan and a second quarter 2013 curtailment charge of $2 million.
The Corporation made $40.5 million of contributions to the CW Pension Plan in 2013 and expects to make a contribution of approximately $40.0 million in 2014. The Corporation expects to make cumulative contributions of approximately $101 million from 2014 through 2018. The reduction in the Corporation's projections is primarily due to favorable changes in the discount rate and asset performance. The Corporation expects to make cash contributions of approximately $14.0 million in 2014 for the new defined contribution plan, effective January 1, 2014, and cumulative contributions of approximately $74.0 million from 2014 through 2018.
The Corporation also maintains a non-qualified restoration plan (the "CW Restoration Plan") covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $31.7 million and $34.4 million as of December 31, 2013 and 2012, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $2.1 million in 2014.

The Corporation provides postretirement health benefits to certain employees (the "CW Retirement Plan"). In 2002, the Corporation restructured the postretirement medical benefits for certain active employees, effectively freezing the plan. The plan continues to be maintained for retired employees. The Corporation had an accrued postretirement benefit liability of $0.5 million and $0.6 million as of December 31, 2013 and 2012, respectively. Benefits under the plan are not funded. The Corporation’s contributions to the CW Retirement Plan are not expected to be material in 2014.
EMD Plan
The Corporation, through an administration agreement with Westinghouse, maintains the Westinghouse Government Services Group Welfare Benefits Plan (the “EMD Retirement Plan”), a retiree health and life insurance plan for substantially all of the Curtiss-Wright EMD employees. The EMD Retirement Plan provides basic health and welfare coverage on a non-contributory basis. Benefits are based on years of service and are subject to certain caps. Effective January 1, 2011, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts (RRA’s) to participants in lieu of the traditional benefit delivery. Participant accounts are funded a set amount annually that can be used to purchase supplemental coverage on the open market, effectively capping the benefit.
The Corporation had an accrued postretirement benefit liability at December 31, 2013 and 2012 of $18.5 million and $20.7 million, respectively. Pursuant to the Asset Purchase Agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2013 and 2012, the discounted receivable included in other assets was $1.8 million and $2.0 million, respectively. The Corporation expects to contribute $1.4 million to the EMD Retirement Plan during 2014.
The Williams Plans
The Corporation acquired two defined benefit pension plans and a postretirement benefit plan with the acquisition of Williams Controls on December 14, 2012. The two defined benefit plans, an hourly employee plan and salaried employee plan, provide a fixed formula benefit to members upon retirement. The postretirement benefit plan provides health care and life insurance benefits for certain of its retired employees. No new employees are being admitted into these plans. As of December 31, 2013, the Corporation had an accrued pension liability of $2.4 million and an accrued postretirement benefit liability of $1.3 million related to these plans. The Corporation expects to contribute $0.8 million into these plans in 2014.
Foreign Plans
The foreign plans consist of three defined benefit pension plans in the United Kingdom, three in Germany, two in Mexico, and one plan each in Canada and Switzerland. As of December 31, 2013 and 2012, the total projected benefit obligation related to all foreign plans is $87.6 million and $83.0 million, respectively. As of December 31, 2013 and 2012, the Corporation had an accrued pension liability of $2.1 million and $8.4 million, respectively. The Corporation's contributions to the foreign plans are expected to be $3.4 million in 2014.
In September 2013, the Corporation amended the Metal Improvement Company - Salaried Staff pension Scheme (U.K.) and the Penny & Giles Pension Plan (U.K.) to cease the accrual of future benefits effective December 31, 2013. The amendments to the plans resulted in a $7 million reduction to the projected benefit obligations and a curtailment gain of $2.8 million.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs (income) consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2013	2012	2011	2013	2012	2011
Service cost	$40,170	$40,274	$36,276	$373	$448	$388
Interest cost	27,777	26,303	26,361	839	939	1,009
Expected return on plan assets	(36,303)	(33,585)	(31,635)	—	—	—
Amortization of prior service cost	883	1,201	1,210	(638)	(629)	(629)
Recognized net actuarial loss	15,013	11,023	5,464	(614)	(682)	(901)
Cost of settlements/curtailments	13	—	194	—	—	—
Net periodic benefit cost (income)	$47,553	$45,216	$37,870	$(40)	$76	$(133)

Net periodic benefit cost, specifically service and interest cost, has increased over the reported periods due to growth in headcount and service accruals related to existing employees under the age and service-based formula in the plan. The recognized actuarial loss has increased over the reported periods, due largely to prior period declines in the discount rate.
The Cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2013, the CW Pension Plan curtailment charge of $2.2 million and special termination benefits in the CW Restoration Plan were largely offset by the curtailment gain in the Penny & Giles Pension Plan.
In the following table, the pension benefits information is a consolidated disclosure of all domestic and foreign plans described earlier. The postretirement benefits information includes all domestic postretirement benefit plans, as there are no foreign postretirement benefit plans. All plans were valued using a December 31, 2013 measurement date to comply with the requirements of U.S. GAAP to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

	Pension Benefits		Postretirement Benefits
(In thousands)	2013	2012	2013	2012
Change in benefit obligation:
Beginning of year	$705,022	$597,146	$23,391	$21,467
Service cost	40,170	40,274	373	448
Interest cost	27,777	26,303	839	939
Plan participants’ contributions	2,331	2,381	350	91
Amendments	—	—	(366)	—
Actuarial loss (gain)	(62,534)	55,833	(2,752)	(377)
Benefits paid	(34,253)	(37,180)	(1,419)	(1,286)
Business combinations	5,809	17,218	—	2,109
Special termination benefits	533	—	—	—
Curtailments/ settlements	(9,713)	—	—	—
Actual expenses	(2,206)	—	—	—
Currency translation adjustments	1,256	3,047	—	—
End of year	$674,192	$705,022	$20,416	$23,391

Change in plan assets:
Beginning of year	$460,202	$383,149	$—	$—
Actual return on plan assets	82,863	52,975	—	—
Employer contribution	48,074	45,230	1,069	1,195
Plan participants’ contributions	2,331	2,381	350	91
Business combinations	—	10,983	—	—
Benefits paid	(34,253)	(37,180)	(1,419)	(1,286)
Settlements	(2,206)	—	—	—
Currency translation adjustments	1,556	2,664	—	—
End of year	$558,567	$460,202	$—	$—

Funded status	$(115,625)	$(244,820)	$(20,416)	$(23,391)

	Pension Benefits		Postretirement Benefits
(In thousands)	2013	2012	2013	2012
Amounts recognized on the balance sheet
Noncurrent assets	$7,142	$—	$—	$—
Current liabilities	(2,620)	(2,469)	(1,659)	(1,695)
Noncurrent liabilities	(120,147)	(242,351)	(18,757)	(21,696)
Total	$(115,625)	$(244,820)	$(20,416)	$(23,391)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$69,355	$201,218	$(12,350)	$(10,212)
Prior service cost	2,537	5,612	(5,343)	(5,615)
Total	$71,892	$206,830	$(17,693)	$(15,827)
Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$5,933	$17,112	$(811)	$(639)
Prior service cost recognition	$631	$1,201	$(657)	$(629)
Accumulated benefit obligation	$641,892	$644,483	N/A	N/A
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$604,515	$639,745	N/A	N/A
Accumulated benefit obligation	528,148	592,660	N/A	N/A
Fair value of plan assets	473,078	398,687	N/A	N/A
Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Weighted-average assumptions in determination of benefit obligation:
Discount rate	4.62%	3.95%	4.47%	3.70%
Rate of compensation increase	3.94%	3.94%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.00%	8.00%
Ultimate rate reached in 2019 and 2014, respectively	N/A	N/A	5.00%	5.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	3.95%	4.46%	3.70%	4.48%
Expected return on plan assets	7.91%	8.02%	N/A	N/A
Rate of compensation increase	3.94%	3.96%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.00%	8.00%
Ultimate rate reached in 2019 and 2014, respectively	N/A	N/A	5.00%	5.50%
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
The effect on the CW, EMD, and Williams Retirement Plans of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$4	$(3)
Postretirement benefit obligation	$93	$(83)
Pension Plan Assets
The overall objective for plan assets is to earn a rate of return over time to meet anticipated benefit payments in accordance with plan provisions. The long-term investment objective of the domestic retirement plans is to achieve a total rate of return, net of fees, which exceeds the actuarial overall expected return on asset assumptions used for funding purposes and which provides an appropriate premium over inflation. The intermediate-term objective of the domestic retirement plans, defined as three to five years, is to outperform each of the capital markets in which assets are invested, net of fees. During periods of extreme market volatility, preservation of capital takes a higher precedence than outperforming the capital markets.
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
The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. In accordance with this policy, the Corporation has established target allocations for each asset class and ranges of expected exposure. The Corporation’s domestic retirement assets are invested within this allocation structure in three major categories: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 82% of consolidated assets:

	As of December 31,		Target	Expected
	2013	2012	Exposure	Range
Asset class
Domestic equities	52%	50%	50%	40%-60%
International equities	15%	15%	15%	10%-20%
Total equity	67%	65%	65%	55%-75%
Fixed income	31%	33%	35%	25%-45%
As of December 31, 2013 and 2012, cash funds in the CW Pension Plan represented less than 3% of portfolio assets. The Williams Plans, which represent approximately 2% of domestic retirement assets, are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 6.75%.
Foreign plan assets represent 15% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The U.K. foreign plans follow a similar asset allocation strategy, while other foreign plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 5.20% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.

Fair Value Measurements
The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2013:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$17,657	$1,887	$15,770	$—
Equity securities- Mutual funds (a)	282,772	238,746	44,026	—
Bond funds (b)	148,128	101,050	47,078	—
Insurance Contracts (c)	10,917	—	—	10,917
Other (d)	728	—	—	728
December 31, 2012	$460,202	$341,683	$106,874	$11,645
Cash and cash equivalents	$17,951	$1,638	$16,313	$—
Equity securities- Mutual funds (a)	360,691	307,220	53,471	—
Bond funds (b)	168,348	115,988	52,360	—
Insurance Contracts (c)	10,795	—	—	10,795
Other (d)	782	—	—	782
December 31, 2013	$558,567	$424,846	$122,144	$11,577
(a) This category consists of domestic and international equity securities. It is comprised of U.S. securities benchmarked against the S&P 500 index and Russell 2000 index, international mutual funds benchmarked against the MSCI EAFE index, global equity index mutual funds associated with our U.K. based pension plans and balanced funds associated with the U.K. and Canadian based pension plans.
(b) This category consists of domestic and international bonds. The domestic fixed income securities are benchmarked against the Barclays Capital Aggregate Bond index, actively-managed bond mutual funds comprised of domestic investment grade debt, fixed income derivatives, and below investment-grade issues, U.S. mortgage backed securities, asset backed securities, municipal bonds, and convertible debt. International bonds consist of bond mutual funds for institutional investors associated with the CW Pension Plan, Switzerland, and U.K. based pension plans.
(c) This category consists of a guaranteed investment contract (GIC) in Switzerland. Amounts contributed to the plan are guaranteed by a foundation for occupational benefits that in turn entered into a group insurance contract and the foundation pays a guaranteed rate of interest that is reset annually.
(d) This category consists primarily of real estate investment trusts in Switzerland.
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
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013 and 2012:

	Insurance Contracts	Other	Total
December 31, 2011	$10,081	$612	$10,693
Actual return on plan assets:
Relating to assets still held at the reporting date	151	42	193
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	429	57	486
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	256	17	273
December 31, 2012	$10,917	$728	$11,645
Actual return on plan assets:
Relating to assets still held at the reporting date	162	35	197
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	(542)	—	(542)
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	258	19	277
December 31, 2013	$10,795	$782	$11,577
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2014	$43,128	$1,660	$44,788
2015	44,257	1,625	45,882
2016	46,498	1,572	48,070
2017	47,386	1,541	48,927
2018	49,570	1,531	51,101
2019 — 2023	274,227	7,188	281,415
Other Pension and Postretirement Plans
The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $5.1 million, $4.8 million, and $3.7 million in 2013, 2012, and 2011, respectively.

18. LEASES
The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $41.7 million, $35.6 million, and $33.6 million in 2013, 2012, and 2011, respectively.
At December 31, 2013, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments
2014	$32,970
2015	29,804
2016	25,879
2017	22,439
2018	18,108
Thereafter	82,218
Total	$211,418
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
On June 5, 2013, the Corporation entered into a build to suit agreement for the construction and lease of a new facility in Idaho Falls, Idaho. The new facility will consist of two buildings totaling approximately 112,000 square feet situated on 8.6 acres, and will serve as a general office, assembly, and testing facility for the Nuclear Group division of the Flow Control segment. Under the terms of the lease agreement, the Corporation is obligated to pay initial annual rent of $1.1 million with rent escalation of 2.5% every year thereafter for a total of fifteen years.

19. SEGMENT INFORMATION
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
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s CEO, its chief operating decision-maker.

	December 31,
(In thousands)	2013	2012	2011
Net sales
Flow Control	$1,299,697	$1,095,349	$1,060,785
Controls	904,170	735,085	714,309
Surface Technologies	314,497	277,430	247,989
Less: Intersegment Revenues	(7,593)	(10,148)	(6,341)
Total Consolidated	$2,510,771	$2,097,716	$2,016,742

Operating income (expense)
Flow Control	$116,510	$78,779	$103,421
Controls	108,558	86,515	75,423
Surface Technologies	50,992	27,494	31,476
Corporate and Eliminations (1)	(42,441)	(31,342)	(23,466)
Total Consolidated	$233,619	$161,446	$186,854

Depreciation and amortization expense
Flow Control	$53,205	$42,091	$37,617
Controls	45,524	31,968	30,724
Surface Technologies	18,338	17,459	18,099
Corporate	4,430	2,378	1,860
Total Consolidated	$121,497	$93,896	$88,300

Segment assets
Flow Control	$1,581,357	$1,417,047	$1,257,142
Controls	1,517,773	1,365,112	1,016,935
Surface Technologies	309,473	302,079	286,084
Corporate	49,671	30,350	75,386
Total Consolidated	$3,458,274	$3,114,588	$2,635,547

Capital expenditures
Flow Control	$30,789	$27,612	$34,655
Controls	16,993	25,199	32,839
Surface Technologies	21,243	24,405	14,572
Corporate	3,217	5,738	2,256
Total Consolidated	$72,242	$82,954	$84,322
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
Reconciliations

	December 31,
(In thousands)	2013	2012	2011
Earnings before taxes:
Total segment operating income	$276,060	$192,788	$210,320
Corporate and administrative	(42,441)	(31,342)	(23,466)
Interest expense	(37,020)	(26,329)	(20,834)
Other income, net	1,354	245	862
Total consolidated earnings before tax	$197,953	$135,362	$166,882

Assets:
Total assets for reportable segments	$3,408,603	$3,084,238	$2,560,161
Non-segment cash	2,862	550	227
Other assets	46,809	29,800	75,159
Total consolidated assets	$3,458,274	$3,114,588	$2,635,547

Geographic Information

	December 31,
(In thousands)	2013	2012	2011
Revenues
United States of America	$1,773,108	$1,451,166	$1,409,353
United Kingdom	143,121	153,093	139,002
Canada	83,965	83,027	81,498
Other foreign countries	510,577	410,430	386,889
Consolidated total	$2,510,771	$2,097,716	$2,016,742

Long-Lived Assets
United States of America	$365,691	$352,615	$327,989
United Kingdom	43,434	43,341	38,859
Canada	27,975	31,740	31,914
Other foreign countries	78,618	61,897	43,966
Consolidated total	$515,718	$489,593	$442,728

20. CONTINGENCIES AND COMMITMENTS
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
In December 2013, the Corporation, along with other unaffiliated parties, received a claim, from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.
The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.
Letters of Credit and Other Arrangements
The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At December 31, 2013 and 2012, there were $47.2 million and $51.8 million of stand-by letters of credit outstanding, respectively, and $23.2 million and $6.9 million of bank guarantees outstanding, respectively.  In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.
AP1000 Program
The Corporation’s Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. To date, the Corporation has not met certain contractual delivery dates under its AP 1000 China contract; however there are significant uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses, and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of December 31, 2013.  The range of possible loss is $0 to $25 million.

U.S. Government Defense Budget/Sequestration
In January 2014, President Obama signed into law the Consolidated Appropriations Act, 2014, an omnibus spending bill. The law provides $520.5 billion for defense and $491.7 billion for non-defense discretionary programs through September 30, 2014 and replaces what would have been the second round of across-the-board sequester cuts “sequestration” mandated by the 2011 Budget Control Act. The act provides for modest sequester relief in FY14 and provides the DoD additional stability and flexibility to entertain multi-year contracts. Despite these benefits, the DoD and contractors will still face significant challenges over the next decade as a result of sequestration. While such reductions to future DoD spending levels are largely undetermined, any reduction in levels of DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the Corporation’s results of operations, financial position, or cash flows.
21. ACCUMULATED OTHER COMPREHENSIVE INCOME
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2011	$39,768	$(104,899)	$(65,131)
Current period other comprehensive income	25,954	(16,331)	9,623
December 31, 2012	$65,722	$(121,230)	$(55,508)
Other comprehensive income (loss) before reclassifications (1)	(6,619)	76,705	70,086
Amounts reclassified from accumulated other comprehensive loss (1)	—	10,681	10,681
Net current period other comprehensive income (loss)	(6,619)	87,386	80,767
December 31, 2013	$59,103	$(33,844)	$25,259

(1)	All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension plan
Amortization of prior service costs	(245)	(1)
Amortization of actuarial losses	(14,399)	(1)
Curtailments	(2,178)
	(16,822)	Total before tax
	6,141	Income tax benefit
Total reclassifications	$(10,681)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 17, Pension and Other Postretirement Benefit Plans.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth
2013
Net sales	$592,687	$617,687	$600,667	$699,730
Gross profit	183,707	201,014	194,702	231,670
Earnings from continuing operations	20,943	33,370	36,361	47,307
Earnings (loss) from discontinued operations	—	—	—	—
Net earnings	20,943	33,370	36,361	47,307
Earnings per share *
Basic earnings per share	$0.45	$0.71	$0.77	$1.00
Diluted earnings per share	0.44	0.70	0.76	0.97

2012
Net sales	$501,661	$526,386	$479,222	$590,447
Gross profit	159,274	164,007	141,416	194,046
Earnings from continuing operations	19,842	22,835	11,443	38,169
Earnings from discontinued operations	21,470	(95)	(144)	324
Net earnings	41,312	22,740	11,299	38,493
Basic earnings per share *
Earnings from continuing operations	$0.42	$0.49	$0.24	$0.82
Earnings from discontinued operations	0.46	—	—	—
Total	$0.88	$0.49	$0.24	$0.82
Diluted earnings per share *
Earnings from continuing operations	$0.42	$0.48	$0.24	$0.81
Earnings from discontinued operations	0.45	—	—	—
Total	$0.87	$0.48	$0.24	$0.81
* May not add due to rounding
23. SUBSEQUENT EVENTS
Subsequent to December 31, 2013, the Corporation aligned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As result of this realignment the Corporation has created three new reportable segments: Commercial/Industrial, Defense, and Energy. The Corporation's former Surface Technologies segment will be consolidated within the new Commercial/Industrial segment. In addition, the commercial businesses that were in the former Controls segment will also form part of the new Commercial/Industrial segment. The Corporation's defense businesses, which were primarily in the Corporation’s former Controls segment and to a lesser extent in the former Flow Control segment, will be consolidated within the new Defense segment. The Corporation's oil and gas businesses and its aftermarket nuclear power businesses, which were in the former Flow Control segment, will form the new Energy segment.
On January 10, 2014, the Corporation acquired 100% of the shares of Component Coating and Repair Services Limited (CCRS) for approximately £15 million (approximately $25 million) in cash, net of cash acquired. CCRS is a UK provider of corrosion resistant coatings and precision airfoil repair services for aerospace and industrial turbine applications.  The acquired business will operate within the Commercial/Industrial segment.

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s financial statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2013. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s financial statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2013.
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
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Charlotte, North Carolina
We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2014
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls And Procedures.
Disclosure Controls and Procedures

As of December 31, 2013, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2013 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Corporation’s management used the criteria established by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on management’s assessment, management believes that as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2013 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 2, 2014 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Footnotes		Page
	1.	The following are documents filed as part of this report in Part II, Item 8:

		Consolidated Statements of Earnings			51
		Consolidated Statements of Comprehensive Income			52
		Consolidated Balance Sheets			53
		Consolidated Statements of Cash Flows			54
		Consolidated Statements of Stockholders' Equity			55
		Notes to Consolidated Financial Statements			56
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			110

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	February 13, 2014
	3.3	Form of stock certificate for Common Stock	8-K	November 17, 2008
4.1
Agreement to furnish to the Commission upon request a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.
			10-K	December 31, 1985
	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010.*	14A	March 19, 2010
	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant.*	10-K	March 7, 2006
	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant.*	10-Q	August 15, 2001
	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 24, 2012
	10.6	Amended and Restated Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through January 1, 2010. *	10-K	February 25, 2011
	10.7	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 24, 2012

10.8	Instrument of Amendment No. 3 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2013
10.9	Instrument of Amendment No. 4 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2013
10.10	Instrument of Amendment No. 5 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X
10.11	Instrument of Amendment No. 6 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X
10.12	Instrument of Amendment No. 7 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X
10.13	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 25, 2011
10.14	Instrument of Amendment No. 1 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 25, 2011
10.15	Instrument of Amendment No. 2 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 24, 2012
10.16	Instrument of Amendment No. 3 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 24, 2012
10.17	Instrument of Amendment No. 4 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 21, 2013
10.18	Instrument of Amendment No. 5 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X
10.19	Instrument of Amendment No. 6 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X
10.20	Form of indemnification Agreement entered into by the Registrant with each of its directors.	10-Q	May 7, 2012
10.21	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010.*	10-K	February 25, 2011
10.22	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 24, 2012
10.23	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 21, 2013
10.24	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 21, 2013

10.25	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*			X
10.26	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors.*	14A	April 5, 2005
10.27	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006.*	10-K	February 27, 2007
10.28	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 2008.*	10-K	February 24, 2012
10.29	Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Chief Executive Officer of the Registrant.*	10-Q	November 15, 2001
10.30	Letter Agreement dated March 20, 2012 between Registrant and Chief Executive Officer of the Registrant *	8-K	March 23, 2012
10.31	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant.*	10-Q	November 15, 2001
10.32	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association.*	10-Q	May 13, 1998
10.33	Curtiss-Wright Corporation Employee Stock Purchase Plan.*	14A	March 24, 2011
10.34	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003.	8-K	October 3, 2003
10.35	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003.	8-K	October 3, 2003
10.36	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005.	8-K	December 5, 2005
10.37	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005.	8-K	December 5, 2005
10.38	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011.	8-K	December 13, 2011
10.39	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011.	8-K	December 13, 2011
10.40	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013.	8-K	February 27, 2013
10.41	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013.	8-K	February 27, 2013
10.42	Incentive Compensation Plan, as amended November 15, 2010. *	14A	March 24, 2011

10.43	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams. *	8-K	October 16, 2006
10.44	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams. *	8-K	October 25, 2007
10.45
Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		8-K	August 13, 2012
21	Subsidiaries of the Registrant.			X
23	Consent of Independent Registered Public Accounting Firm.			X
31.1	Certification of David C. Adams, President and CEO, Pursuant to Rule 13a - 14(a).			X
31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a - 14(a).			X
32	Certification of David C. Adams, President and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2013, 2012, and 2011
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2013
Reserves for inventory obsolescence	$50,333	$16,291	$771	(A)	$12,995	(B)	$54,400
Reserves for doubtful accounts	7,013	4,038	327	(A)	4,521	(C)	6,857
Tax valuation allowance	8,531	(1,896)	(314)	(A)	—		6,321
Total	$65,877	$18,433	$784		$17,516		$67,578
December 31, 2012
Reserves for inventory obsolescence	$48,547	$11,842	$3,113	(A)	$13,169	(B)	$50,333
Reserves for doubtful accounts	6,880	5,301	557	(A)	5,725	(C)	7,013
Tax valuation allowance	5,518	1,665	1,348	(A)	—		8,531
Total	$60,945	$18,808	$5,018		$18,894		$65,877
December 31, 2011
Reserves for inventory obsolescence	$41,596	$12,038	$1,948	(A)	$7,035	(B)	$48,547
Reserves for doubtful accounts	3,972	4,258	836	(A)	2,186	(C)	6,880
Tax valuation allowance	4,974	432	112	(A)	—		5,518
Total	$50,542	$16,728	$2,896		$9,221		$60,945

Notes:

A.	Primarily foreign currency translation adjustments.

B.	Write-off and sale of obsolete inventory.

C.	Write-off of bad debt and collections on previously reserved accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:     February 21, 2014    By: /s/ David C. Adams
David C. Adams
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 21, 2014    By: /s/ Glenn E. Tynan
Glenn E. Tynan
Chief Financial Officer

Date:    February 21, 2014    By: /s/ Glenn Coleman
Glenn Coleman
Controller

Date:    February 21, 2014    By: /s/ Martin R. Benante
Martin R. Benante
Executive Chairman and Director

Date:    February 21, 2014    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 21, 2014    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 21, 2014    By: /s/ Allen A. Kozinski
Allen A. Kozinski
Director

Date:    February 21, 2014    By: /s/ John R. Myers
John R. Myers
Director

Date:    February 21, 2014    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 21, 2014    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:    February 21, 2014    By: /s/ William W. Sihler
William W. Sihler
Director

Date:     February 21, 2014    By: /s/ Albert E. Smith
Albert E. Smith
Director