Form 10-Q
period 2014-03-31
CURTISS WRIGHT CORP
filed 2014-05-01
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _______

Commission File Number 1-134

CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-0612970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13925 Ballantyne Corporate Place, Suite 400
Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)

(704) 869-4600
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

Common Stock, par value $1.00 per share: 48,188,704 shares (as of April 30, 2014).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Product sales	$526,354	$486,584
Service sales	115,058	106,103
Total net sales	641,412	592,687

Cost of product sales	363,654	339,626
Cost of service sales	75,606	69,354
Total cost of sales	439,260	408,980

Gross profit	202,152	183,707

Research and development expenses	18,349	17,608
Selling expenses	39,638	36,796
General and administrative expenses	85,064	91,277
Operating income	59,101	38,026
Interest expense	(9,054)	(8,659)
Other income, net	65	474
Earnings before income taxes	50,112	29,841
Provision for income taxes	14,948	8,898
Net earnings	$35,164	$20,943

Net earnings per share:
Basic earnings per share	$0.73	$0.45
Diluted earnings per share	$0.72	$0.44

Dividends per share	$0.13	$0.09
Weighted-average shares outstanding:
Basic	47,982	46,615
Diluted	49,130	47,483

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net earnings	$35,164	$20,943
Other comprehensive income
Foreign currency translation, net of tax (1)	$(9,917)	$(31,805)
Pension and postretirement adjustments, net of tax (2)	786	2,786
Other comprehensive income (loss), net of tax	(9,131)	(29,019)
Comprehensive income (loss)	$26,033	$(8,076)

(1) The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for the three months ended, March 31, 2014 and 2013 were and ($0.3) million and $1.2 million, respectively.

(2) The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for the three months ended March 31, 2014 and 2013 were and ($0.5) million and ($1.5) million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$127,967	$175,294
Receivables, net	618,418	603,592
Inventories, net	467,708	452,087
Deferred tax assets, net	49,841	47,650
Other current assets	56,872	58,660
Total current assets	1,320,806	1,337,283
Property, plant, and equipment, net	515,811	515,718
Goodwill	1,125,605	1,110,429
Other intangible assets, net	470,967	471,379
Other assets	25,446	23,465
Total assets	$3,458,635	$3,458,274
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$705	$1,334
Accounts payable	173,708	186,941
Accrued expenses	125,020	142,935
Income taxes payable	2,832	789
Deferred revenue	155,430	164,343
Other current liabilities	41,930	38,251
Total current liabilities	499,625	534,593
Long-term debt	971,330	958,604
Deferred tax liabilities, net	128,227	123,644
Accrued pension and other postretirement benefit costs	134,288	138,904
Long-term portion of environmental reserves	14,874	15,498
Other liabilities	113,947	134,326
Total liabilities	1,862,291	1,905,569
Contingencies and commitments (Note 12)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 49,189,702 shares issued at March 31, 2014 and December 31, 2013; outstanding shares were 48,272,665 at March 31, 2014 and 47,638,835 at December 31, 2013	49,190	49,190
Additional paid in capital	155,017	150,618
Retained earnings	1,409,859	1,380,981
Accumulated other comprehensive income	16,128	25,259
Common treasury stock, at cost (917,037 shares at March 31, 2014 and 1,550,867 shares at December 31, 2013)	(33,850)	(53,343)
Total stockholders' equity	1,596,344	1,552,705
Total liabilities and stockholders' equity	$3,458,635	$3,458,274

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net earnings	$35,164	$20,943
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	30,952	30,400
Net gain on sale of assets	(17)	(87)
Deferred income taxes	(2,940)	512
Share-based compensation	2,402	2,670
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(10,842)	(3,959)
Inventories, net	(14,515)	(10,872)
Progress payments	(4,777)	(9,240)
Accounts payable and accrued expenses	(42,490)	(36,541)
Deferred revenue	(8,913)	77
Income taxes payable	10,871	(1,678)
Net pension and postretirement liabilities	(4,154)	4,934
Other current and long-term assets and liabilities	(5,334)	1,761
Net cash used for operating activities	(14,593)	(1,080)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	429	559
Additions to property, plant, and equipment	(18,365)	(15,010)
Acquisition of businesses, net of cash acquired	(32,857)	(98,492)
Additional consideration on prior period acquisitions	(230)	(1,771)
Net cash used for investing activities	(51,023)	(114,714)
Cash flows from financing activities:
Borrowings under revolving credit facility	163,483	417,075
Borrowings on debt	—	400,000
Payment of revolving credit facility	(164,089)	(699,120)
Principal payments on debt	(80)	—
Repurchases of common stock	(5,013)	—
Proceeds from share-based compensation	21,135	7,333
Excess tax benefits from share-based compensation	5,409	—
Net cash provided by financing activities	20,845	125,288
Effect of exchange-rate changes on cash	(2,556)	(2,720)
Net increase (decrease) in cash and cash equivalents	(47,327)	6,774
Cash and cash equivalents at beginning of period	175,294	112,023
Cash and cash equivalents at end of period	$127,967	$118,797
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,160	$2,191
Property and equipment acquired under build to suit transaction	$8,008	$—

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	137,981	—	—
Other comprehensive income, net of tax	—	—	—	80,767	—
Dividends paid	—	—	(18,377)	—	—
Stock options exercised, net of tax	—	(5,728)	—	—	34,451
Restricted stock	—	(2,127)	—	—	5,796
Share-based compensation	—	6,920	—	—	430
Other	—	(330)	—	—	330
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	35,164	—	—
Other comprehensive income, net of tax	—	—	—	(9,131)	—
Dividends declared	—	—	(6,286)	—	—
Stock options exercised, net of tax	—	4,649	—	—	20,752
Restricted stock	—	(2,052)	—	—	3,154
Share-based compensation	—	2,179	—	—	223
Repurchase of common stock	—	—	—	—	(5,013)
Other	—	(377)	—	—	377
March 31, 2014	$49,190	$155,017	$1,409,859	$16,128	$(33,850)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a diversified, multinational manufacturing and service company that designs, manufactures, and overhauls precision components and systems and provides highly engineered products and services to the commercial/industrial, defense, and energy markets.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three month periods ended March 31, 2014 and 2013, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2013 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Changes in Segment Presentation

As a result of certain organizational changes in 2014, the Corporation revised its reportable segments to align to the major markets it currently serves: Commercial/Industrial, Defense, and Energy. Prior period financial information has been reclassified to conform to the current period presentation. The change in reportable segments did not impact the Corporation's previously reported Condensed Consolidated Financial Statements. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for more information on the Corporation's reportable segments.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           ACQUISITIONS

The Corporation evaluates potential acquisitions that either strategically fit within the Corporation’s existing portfolio or expand the Corporation’s portfolio into new product lines or adjacent markets. The Corporation has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Corporation's financial statements. This goodwill arises because the purchase prices for these businesses reflect the future earnings and cash flow potential in excess of the earnings and cash flows attributable to the current product and customer set at the time of acquisition.  Thus, goodwill inherently includes the know-how of the assembled workforce, the ability of the workforce to further improve the technology and product offerings, and the expected cash flows resulting from these efforts.  Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

The Corporation allocates the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. In the months after closing, as the Corporation obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and as the Corporation learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price.  Adjustments to the purchase price allocation are made only for those items identified as of the acquisition date and prior to completion of the measurement period.

The Corporation acquired two businesses during the three months ended March 31, 2014, described in more detail below.

The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended March 31, 2014 are $2.7 million and $0.3 million, respectively.

COMMERCIAL/INDUSTRIAL

Component Coating and Repair Services Limited

On January 10, 2014, the Corporation acquired 100% of the issued and outstanding capital stock of Component Coating and Repair Services Limited (CCRS) for approximately £15 million ($25 million) in cash, net of cash acquired. The Share Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the sellers. CCRS operates out of two locations in Glasgow and Alfreton in the United Kingdom and will operate within the Corporation's Commercial/Industrial segment. CCRS is a provider of corrosion resistant coatings and precision airfoil repair services for aerospace and industrial turbine applications. Revenues were approximately £6.4 million in the latest fiscal year ending May 31, 2013.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	CCRS
Accounts receivable	$2,984
Inventory	64
Property, plant, and equipment	1,987
Other current and non-current assets	71
Intangible assets	9,560
Current and non-current liabilities	(1,754)
Due from Seller	248
Deferred income taxes	(2,058)
Net tangible and intangible assets	11,102
Purchase price	24,892
Goodwill	$13,790

Amount of tax deductible goodwill	$—

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ENERGY

Nuclear Power Services Inc.

On February 18, 2014, the Corporation acquired certain assets and assumed certain liabilities of Nuclear Power Services Inc. (NPSI) for approximately CAD 9 million (approximately $8.0 million) in cash. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. NPSI is based in Ontario, Canada and will operate within the Corporation's Energy segment. NPSI provides qualified nuclear component sourcing, Equipment Qualification, Commercial Grade Dedication (CGD) services, and Instrumentation & Control component manufacturing primarily to the Canadian and International CANDU nuclear industry. NPSI generated revenues of approximately CAD 5 million for the year ended December 31, 2013.

Supplemental Pro Forma Statements of Operations Data

The assets, liabilities and results of operations of the businesses acquired in 2014 were not material to the Corporation’s consolidated financial position or results of operations and therefore pro forma financial information for the acquisitions are not presented.

As it relates to the prior year, the following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2013 as if the acquisitions had occurred on January 1, 2013 for purposes of the financial information presented for the period ended March 31, 2013.

Three Months Ended
March 31,
(In thousands, except per share data)	2013
Net sales	$621,219
Net earnings	22,054
Diluted earnings per share	0.46

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on historical financial information. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on January 1, 2013. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $1.6 million.

•	Additional interest expense associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2013 of $1.8 million.

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

The composition of receivables is as follows:

	(In thousands)
	March 31, 2014	December 31, 2013
Billed receivables:
Trade and other receivables	$453,190	$444,841
Less: Allowance for doubtful accounts	(6,390)	(6,857)
Net billed receivables	446,800	437,984
Unbilled receivables:
Recoverable costs and estimated earnings not billed	187,801	184,120
Less: Progress payments applied	(16,183)	(18,512)
Net unbilled receivables	171,618	165,608
Receivables, net	$618,418	$603,592

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

	(In thousands)
	March 31, 2014	December 31, 2013
Raw materials	$245,619	$231,219
Work-in-process	113,974	114,372
Finished goods and component parts	123,650	117,444
Inventoried costs related to long-term contracts	51,490	58,796
Gross inventories	534,733	521,831
Less: Inventory reserves	(54,129)	(54,400)
Progress payments applied	(12,896)	(15,344)
Inventories, net	$467,708	$452,087

As of March 31, 2014 and December 31, 2013, inventory also includes capitalized contract development costs of $37.3 million and $37.1 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of March 31, 2014 and December 31, 2013, $9.8 million and $13.8 million, respectively, are scheduled to be liquidated under existing firm orders.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.           GOODWILL

In connection with the change in reportable segments discussed in Note 10, we reallocated the goodwill that existed as of December 31, 2013 to our new segments on a relative fair value basis.

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

	(In thousands)
	Commercial/ Industrial	Defense	Energy	Consolidated
December 31, 2013	$347,819	$485,431	$277,179	$1,110,429
Acquisitions	13,790	—	3,640	17,430
Goodwill adjustments	—	(254)	—	(254)
Foreign currency translation adjustment	453	(2,092)	(361)	(2,000)
March 31, 2014	$362,062	$483,085	$280,458	$1,125,605

During the first quarter of 2014, the Corporation performed a goodwill impairment assessment as a result of the change in its reportable segments. The Corporation tests for goodwill impairment at the reporting unit level, which is one level below the operating segment. The Corporation allocated goodwill to each reporting unit based on its relative fair value and then compared the fair value of the reporting units to the reporting units carrying amount and determined that goodwill was not impaired since the fair values of each of the reporting units substantially exceeded their carrying amounts, with the exception of the Oil and Gas reporting unit, in the Energy segment. Based on the results of our impairment analysis, the Corporation does not believe that an impairment exists. For further discussion on the Corporation’s interim impairment analysis please refer to our Critical Accounting Policy section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

6.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	(In thousands)
March 31, 2014	Gross	Accumulated Amortization	Net
Technology	$213,202	$(91,628)	$121,574
Customer related intangibles	452,118	(134,244)	317,874
Other intangible assets	56,988	(25,469)	31,519
Total	$722,308	$(251,341)	$470,967

	(In thousands)
December 31, 2013	Gross	Accumulated Amortization	Net
Technology	$213,888	$(88,644)	$125,244
Customer related intangibles	430,604	(127,194)	303,410
Other intangible assets	66,436	(23,711)	42,725
Total	$710,928	$(239,549)	$471,379

During the first three months of 2014, the Corporation acquired intangible assets of $13.0 million. The Corporation acquired Customer related intangibles of $12.8 million and Other intangibles of $0.2 million, which have a weighted average amortization period of 13.5 and 1.0 years, respectively.
Total intangible amortization expense for the three months ended March 31, 2014 was $12.7 million as compared to $12.4 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2014 through 2018 is $48.5 million, $45.4 million, $44.1 million, $43.5 million, and $41.9 million, respectively.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at March 31, 2014.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	March 31, 2014	December 31, 2013
Assets
Undesignated for hedge accounting
Forward exchange contracts	$67	$605
Total asset derivatives (A)	$67	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$37,070	$49,845
Undesignated for hedge accounting
Forward exchange contracts	$193	$277
Total liability derivatives (B)	$37,263	$50,122

(A)Forward exchange derivatives are included in Other current assets.
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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three months ended March 31, were as follows:

	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
	Three Months Ended		Three Months Ended
(In thousands)	March 31,		March 31,
Income Statement Classification	2014	2013	2014	2013
Other income, net	$12,775	$(10,950)	$(12,775)	$10,950

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2014	2013
Forward exchange contracts:
General and administrative expenses	$(2,950)	$(1,561)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of March 31, 2014.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

	(In thousands)
	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	50,000	50,000	50,000	50,000
5.51% Senior notes due 2017	150,000	163,324	150,000	163,059
3.84% Senior notes due 2021	99,027	99,027	98,632	98,632
3.70% Senior notes due 2023	225,000	216,947	225,000	209,140
3.85% Senior notes due 2025	91,564	91,564	88,555	88,555
4.24% Senior notes due 2026	180,096	180,096	173,557	173,557
4.05% Senior notes due 2028	67,243	67,243	64,411	64,411
4.11% Senior notes due 2028	100,000	92,569	100,000	89,252
Other debt	705	705	1,383	1,383
Total debt	$972,035	$969,875	$959,938	$946,389

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2013Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation, Williams, and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2014 and 2013 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2014	2013
Service cost	$6,370	$10,819
Interest cost	7,544	6,735
Expected return on plan assets	(10,413)	(8,886)
Amortization of prior service cost	158	300
Amortization of unrecognized actuarial loss	1,483	4,272
Net periodic benefit cost	$5,142	$13,240

During the three months ended March 31, 2014, the Corporation made $7.8 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of $40.0 million in 2014.  In addition, contributions of $0.7 million were made to the Corporation’s foreign benefit plans during the three months ended March 31, 2014.  Contributions to the foreign benefit plans are expected to be $3.4 million in 2014.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Postretirement Benefit Plans

The components of the Corporation's net postretirement benefit cost for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Service cost	$71	$100
Interest cost	219	208
Amortization of prior service cost	(164)	(157)
Amortization of unrecognized actuarial gain	(203)	(160)
Net postretirement benefit cost (income)	$(77)	$(9)

During the three months ended March 31, 2014, the Corporation paid $0.4 million to the postretirement plans. During 2014, the Corporation anticipates contributing $1.7 million to the postretirement plans.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the three months ended March 31, 2014, the expense relating to the plan was $3.9 million.  The Corporation made $1.6 million in contributions to the plan for the first quarter, and expects to make total contributions of $7.0 million in 2014.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2014	2013
Basic weighted-average shares outstanding	47,982	46,615
Dilutive effect of stock options and deferred stock compensation	1,148	868
Diluted weighted-average shares outstanding	49,130	47,483

As of March 31, 2014, there were no stock options outstanding that were considered anti-dilutive. As of March 31, 2013, there were 622,000 stock options outstanding that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share, as they would be considered anti-dilutive.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           SEGMENT INFORMATION

Prior to the first quarter of 2014, the Corporation reported its results of operations through three segments: Flow Control, Controls, and Surface Technologies. Beginning in the first quarter of 2014, the Corporation realigned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As result of this realignment the Corporation has three new reportable segments: Commercial/Industrial, Defense, and Energy. The Corporation's former Surface Technologies segment is consolidated within the new Commercial/Industrial segment. The commercial businesses which were in the former Controls segment form part of the new Commercial/Industrial segment. The Corporation's defense businesses, which were primarily in the Corporation’s former Controls segment and to a lesser extent in the former Flow Control segment, are now consolidated within the new Defense segment. The Corporation's Oil and Gas and Nuclear divisions, which were in the former Flow Control segment, form the new Energy segment.
The Corporation's measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment was as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2014	2013
Net sales
Commercial/Industrial	$266,925	$220,966
Defense	202,523	211,745
Energy	173,844	167,742
Less: Intersegment revenues	(1,880)	(7,766)
Total consolidated	$641,412	$592,687

Operating income (expense)
Commercial/Industrial	$32,960	$20,651
Defense	21,174	16,877
Energy	12,552	10,796
Corporate and eliminations (1)	(7,585)	(10,298)
Total consolidated	$59,101	$38,026

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended
	March 31,
	2014	2013
Total operating income	$59,101	$38,026
Interest expense	(9,054)	(8,659)
Other income, net	65	474
Earnings before income taxes	$50,112	$29,841

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	March 31, 2014	December 31, 2013
Identifiable assets
Commercial/Industrial	$1,360,283	$1,310,521
Defense	1,220,473	1,292,462
Energy	813,985	798,028
Corporate and Other	63,894	57,263
Total consolidated	$3,458,635	$3,458,274

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2012	$65,722	$(121,230)	$(55,508)
Current period other comprehensive income (loss)	(6,619)	87,386	80,767
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive loss before reclassifications (1)	(9,917)	(29)	(9,946)
Amounts reclassified from accumulated other comprehensive loss (1)	—	815	815
Net current period other comprehensive income (loss)	(9,917)	786	(9,131)
March 31, 2014	$49,186	$(33,058)	$16,128

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	6	(1)
Amortization of actuarial losses	(1,280)	(1)
	(1,274)	Total before tax
	459	Income tax
Total reclassifications	$(815)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 8, Pension and Other Postretirement Benefit Plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           CONTINGENCIES AND COMMITMENTS

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss, such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

In addition to the CNRL litigation, the Corporation is party to a number of other legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Environmental Matters

The Corporation's aggregate environmental liability was $16.2 million at March 31, 2014 and $16.3 million at December 31, 2013.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At March 31, 2014 and December 31, 2013, there were $41.1 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $20.3 million and $23.2 million of bank guarantees outstanding, respectively.   In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Defense segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2014, the Corporation has not met certain contractual delivery dates under its AP 1000 contracts; however there are significant uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of March 31, 2014.  The range of possible loss is $0 to $25 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain "forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," “continue,” "could," “estimate,” "expects," “intend,” "may," “might,” “outlook,” “potential,” “predict,” "should,"  "will," as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Energy segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 28% of our 2014 revenues are expected to be generated from defense-related markets.

Beginning in the first quarter of 2014, the Corporation realigned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As result of this realignment the Corporation has three new reportable segments: Commercial/Industrial, Defense, and Energy. Please refer to Footnote 10 of the Corporation's Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results. The definition of “organic” excludes the effect of foreign currency translation. These measures provide a tool for evaluating our ongoing operations from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. The non-GAAP financial measures that we disclose are organic revenue and organic operating income - defined as revenue and operating income, excluding the impact of foreign currency fluctuations and contributions from acquisitions made during the last twelve months. When used in the MD&A, we have provided the comparable GAAP measure in the discussion.

Our three reportable segments are generally concentrated in a few end markets; however, each may have sales across several end markets.  The Corporation’s end markets are shown in the accompanying Net sales by end market table included within the Consolidated Statements of Earnings section of our MD&A. A market is defined as an area of demand for products and services.  The sales trends for the relevant markets will be discussed for each of the three reportable segments.

The MD&A is organized into the following sections: Consolidated Statements of Earnings, Results by Business Segment, Liquidity and Capital Resources and a reconciliation of Non-GAAP measures.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2014	2013	% change
Sales
Commercial/Industrial	$266,428	$220,286	21%
Defense	201,738	210,396	(4%)
Energy	173,246	162,005	7%
Total sales	$641,412	$592,687	8%

Operating income
Commercial/Industrial	$32,960	$20,651	60%
Defense	21,174	16,877	25%
Energy	12,552	10,796	16%
Corporate and eliminations	(7,585)	(10,298)	26%
Total operating income	$59,101	$38,026	55%

Interest expense	(9,054)	(8,659)	5%
Other income, net	65	474	NM

Earnings before taxes	50,112	29,841	68%
Provision for income taxes	14,948	8,898	68%
Net earnings	$35,164	$20,943

New orders	$677,737	$617,108	10%

NM- not a meaningful percentage

Sales

Sales for the first three months of 2014 increased $49 million, or 8%, to $641 million, compared with the same period in 2013.  On a segment basis, the Commercial/Industrial segment and the Energy segment contributed $46 million and $11 million, respectively, of increased sales, while sales in the Defense segment were down 4%.

The first table below further depicts our sales by end market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net sales by end market

	Three Months Ended
	March 31,
(In thousands)	2014	2013	% change
Defense markets:
Aerospace	$73,562	$62,309	18%
Ground	16,501	25,003	(34%)
Naval	88,801	83,506	6%
Other	1,267	4,911	(74%)
Total Defense	$180,131	$175,729	3%

Commercial markets:
Aerospace	$110,222	$94,724	16%
Oil and Gas	129,610	101,220	28%
Power Generation	108,470	116,817	(7%)
General Industrial	112,979	104,197	8%
Total Commercial	$461,281	$416,958	11%

Total Curtiss-Wright	$641,412	$592,687	8%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	Sales	Operating Income
Organic	2%	48%
Acquisitions	5%	3%
Foreign currency	1%	4%
Total	8%	55%

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Sales

Sales in the defense markets increased $4 million, or 3%, to $180 million, from the comparable prior year period, primarily due to increased sales in the aerospace defense market as a result of higher levels of production on helicopter programs and the incremental contribution from our Parvus acquisition of $5 million. This was partially offset by lower sales in the ground defense market due to lower sales of turret drive servo systems and ammunition handling systems.

Commercial market sales increased $44 million, or 11%, to $461 million, from the comparable prior year period, due to both incremental contributions from our acquisitions and increased organic sales to the commercial aerospace and oil and gas markets. Sales in the commercial aerospace market increased primarily due to increased surface technology services and increased sales of sensing products on various commercial aircraft while sales increased in the general industrial market primarily due to the incremental contribution from our Arens acquisition. Sales increased in the oil and gas market primarily due to increased pressure relief and industrial valve sales in the upstream market, as well as the incremental contribution from our Phönix acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

During the first quarter of 2014, operating income increased $21 million, or 55%, to $59 million, and operating margin increased 280 basis points, to 9.2%, compared with the same period in 2013.  Acquisitions contributed $1 million of operating income and were 30 basis points dilutive to current period operating margin. Foreign currency translation contributed $2 million of operating income.

On a segment basis, the increase in operating income in our Commercial/Industrial segment of $12 million, to $33 million, was primarily due to increased profitability from the expected accretive impact and operational improvements from our 2012 acquisitions of Exlar and Williams Controls as well as increased sales volume in the commercial aerospace market and our industrial valve products. In our Defense segment, operating income increased $4 million, to $21 million, primarily due to continuing productivity improvements and organizational realignment, as well as the achievement of certain milestones under a licensing agreement. In our Energy segment, operating income increased to $2 million, to $13 million, primarily due to favorable absorption of fixed overhead costs as we continue to ramp up and benefit from in-sourcing Cimarron manufacturing.

Non-segment operating expense

The decrease in non-segment operating expense in the current quarter of $3 million, to $8 million, is primarily due to lower pension expenses.

Interest expense

Interest expense of $9 million during the first quarter of 2014, was flat with the first quarter of 2013, as higher average debt levels were largely offset by lower average interest rates.

Effective tax rate

Our effective tax rate for the first quarter of 2014 was 29.8%, essentially flat compared to the first quarter of 2013.

Net earnings

The increase in net earnings of $14 million, to $35 million, is due to higher operating income in all of our segments and lower non-segment operating expense.

Comprehensive income

Pension and Postretirement adjustments

Pension and postretirement adjustments within comprehensive income decreased approximately $2 million to $0.8 million due to a reduction in the amortization of prior service costs and actuarial losses.

Foreign Currency Translation adjustments

The decrease in foreign currency translation adjustments to comprehensive income of $22 million, to a $10 million loss, for the three months ended March 31, 2014, is primarily due to an increase in the British Pound exchange rate during the three month period ended March 31, 2014 as compared to a decrease in the British Pound exchange rate during the three month period ended March 31, 2013.

New orders

New orders for the first quarter of 2014 increased by $61 million to $678 million, due to the incremental contribution from acquisitions of $24 million as well as increased new orders across all three segments.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2014	2013	% change
Sales	$266,428	$220,286	21%
Operating income	32,960	20,651	60%
Operating margin	12.4%	9.4%	300	bps
New orders	$279,342	$246,906	13%

Components of sales and operating income increase (decrease):

	2014 vs. 2013
	Sales	Operating Income
Organic	8%	58%
Acquisitions	12%	3%
Foreign currency	1%	(1%)
Total	21%	60%

Sales

Sales in the Commercial/Industrial segment are primarily to the commercial aerospace and general industrial markets, and to a lesser extent the defense and oil and gas markets.

Sales increased $46 million, or 21%, to $266 million, from the comparable prior year period, due to both the incremental impact of acquisitions and strong demand in the commercial markets. Acquisitions contributed approximately $26 million of incremental sales, primarily due to our Arens acquisition, which contributed $14 million of incremental sales primarily in the general industrial market, and Phönix, which contributed $10 million of incremental sales primarily within the oil and gas markets.

Sales in the commercial aerospace market increased primarily due to increased surface technology services, contributions from our CCRS acquisition, and increased sales of sensing products on various commercial aircraft. In addition, sales increased in the oil and gas end market due to higher sales of our industrial valve products.

Operating income

During the first quarter of 2014, operating income increased $12 million, or 60%, to $33 million, and operating margin increased 300 basis points from the prior year quarter to 12.4%. Acquisitions contributed $0.7 million of operating income. The increase in organic operating income is primarily due to increased profitability from the expected accretive impact and operational improvements from our 2012 acquisitions of Exlar and Williams Controls. Additionally, increased surface technology services and industrial valve product sales, along with ongoing operational and productivity improvement initiatives, contributed to higher operating income.

New orders

New orders increased $32 million to $279 million, from the prior year quarter, primarily due to incremental new orders from acquisitions of $21 million. Additionally, higher orders for our surface technologies services and industrial products contributed to the higher new orders for the period.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2014	2013	% change
Sales	$201,738	$210,396	(4%)
Operating income	21,174	16,877	25%
Operating margin	10.5%	8.0%	250	bps
New orders	$221,897	$209,140	6%

Components of sales and operating income increase (decrease):

	2014 vs. 2013
	Sales	Operating Income
Organic	(7%)	12%
Acquisitions	3%	4%
Foreign currency	—%	9%
Total	(4%)	25%

Sales

Sales in the Defense segment are primarily to the defense markets, and to a lesser extent, the nuclear power generation and the general industrial markets.

Sales decreased $9 million, or 4%, to $202 million, from the comparable prior year period, primarily due to lower sales in the nuclear power generation market.

In the defense markets, sales increased 3% compared to the prior year period, primarily in the defense aerospace market and to a lesser extent the naval defense market, which was partially offset by lower sales in the defense ground market. Sales in the defense aerospace market increased due to higher levels of production on several military helicopter programs, including the Black Hawk and Chinook. To a lesser extent, sales increased in the naval defense market, primarily due to higher levels of production of pumps and generators on the Virginia Class submarine program and increased production levels on the DDG-51 Destroyer program. Sales in the ground defense market decreased primarily due to lower levels of production across several defense platforms.

In the commercial markets, sales decreased primarily in the nuclear power generation market due to lower levels of production on the AP1000 Domestic and China programs and to a lesser extent in the general industrial market due to lower sales of our commercial heating, ventilation, and air conditioning (HVAC) products.

Operating income

During the first quarter of 2014, operating income increased $4 million, or 25%, to $21 million, and operating margin increased 250 basis points from the prior year quarter to 10.5%. Acquisitions contributed $0.6 million of operating income and foreign currency translation contributed $1.6 million to current period operating income.

The increase in operating income was primarily due to benefits of our organizational realignment and continuing productivity improvement initiatives, and the achievement of certain milestones under a licensing agreement. This improvement was partially offset by increases in our cost estimates as a result of continued strategic investments on our AP1000 China contract.

New orders

New orders increased by $13 million to $222 million, primarily due to the timing of orders on the Virginia Class Submarine, partially offset by lower orders for our HVAC products and lower orders in our defense businesses.

Energy

The following tables summarize sales, operating income and margin, and new orders, within the Energy segment.

	Three Months Ended
	March 31,
(In thousands)	2014	2013	% change
Sales	$173,246	$162,005	7%
Operating income	12,552	10,796	16%
Operating margin	7.2%	6.7%	50	bps
New orders	$176,498	$161,062	10%

Components of sales and operating income increase (decrease):

	2014 vs. 2013
	Sales	Operating Income
Organic	7%	13%
Acquisitions	—%	(1%)
Foreign currency	—%	4%
Total	7%	16%

Sales

Sales in the Energy segment are primarily to the oil and gas and nuclear power generation markets.

Sales increased $11 million, or 7%, to $173 million, from the comparable prior year period, primarily due to increased sales in the oil and gas market. This increase in sales was primarily due to higher sales of our pressure relief valves and contributions from Cimarron's separator products in the upstream market.

Operating income

During the first quarter ended March 31, 2014, operating income increased $2 million, or 16%, to $13 million, and operating margin increased 50 basis points to 7.2%. The increase in operating income is primarily due to favorable absorption of fixed overhead costs as we continue to ramp up and benefit from in-sourcing Cimarron manufacturing and the benefits of our organizational realignment. These increases were partially offset by lower margins in power generation based on the timing of outage work on domestic operating reactors, as weather related impacts delayed scheduled projects.

New orders

The increase in new orders of $15 million, to $176 million, compared with the same period in 2013, is primarily due to an increase in orders in our upstream oil and gas businesses partially offset by lower new orders in our nuclear businesses.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	March 31, 2014	March 31, 2013
Cash provided by (used):
Operating activities	$(14,593)	$(1,080)
Investing activities	(51,023)	(114,714)
Financing activities	20,845	125,288
Effect of exchange-rate changes on cash	(2,556)	(2,720)
Net increase (decrease) in cash and cash equivalents	(47,327)	6,774

Operating Activities

Cash used by operating activities was $15 million during the first three months of 2014, compared with cash used by operating activities of $1 million in the prior year period.  The increase in cash used by operating activities is primarily due to the timing of collections and advanced payments, partially offset by higher net earnings.

Investing Activities

Net cash used in investing activities for the first three months of 2014 was $51 million, compared with $115 million of cash used in investing activities in the prior year period. The decrease in cash used by investing activities is primarily due to a lower amount of cash used for acquisitions. In the first quarter of 2014, we acquired CCRS and NPSI for approximately $33 million, while we acquired Phönix for $98 million in the first quarter of 2013.

Capital expenditures were $18 million during the first quarter of 2014, slightly higher than the prior year period, primarily due to facility investments within our integrated sensing and controls business.

Financing Activities

Debt

The Corporation’s debt outstanding at March 31, 2014 had an average interest rate of 3.2%, as compared to an average interest rate of 3.4% in the comparable prior year period. The Corporation's average debt outstanding was $1,019 million for the three months ended March 31, 2014, as compared to $919 million in same period in the prior year.

Revolving Credit Agreement

As of the end of March 31, 2014, the Corporation had $50 million of borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $36 million in letters of credit supported by the credit facility.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The unused credit available under the Credit Agreement at March 31, 2014 was $414 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first three months of 2014, the Company used $5 million of cash to repurchase approximately 78,000 outstanding shares under its share repurchase program. During the first three months of 2013, the Company did not repurchase any shares under its share repurchase program.

Dividend increase

During the first quarter of 2014, the Company increased its quarterly dividend to thirteen cents ($0.13) a share, a 30% increase over the prior quarter dividend.

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

Debt Compliance

As of the date of this report, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization limit of 60%. The debt to capitalization limit is a measure of our indebtedness (as defined per the notes purchase agreement and credit facility) to capitalization, where capitalization equals debt plus equity, and is the same for and applies to all of our debt agreements and credit facility.

As of March 31, 2014, we had the ability to borrow additional debt of $1.4 billion without violating our debt to capitalization covenant.

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

	Three Months Ended March 31,
	Commercial/Industrial			Defense			Energy			Corporate & Other			Total Curtiss - Wright
(In millions)	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg	2014	2013	Chg
Sales
Organic	$238.0	$220.3	8%	$195.9	$210.4	(7%)	$172.6	$162.0	7%	$—	$—		$606.5	$592.7	2%
Incremental (1)	25.7	—		5.4	—		0.5	—		—	—		31.7	—
Foreign Currency Fav (Unfav) (2)	2.7	—		0.4	—		0.1	—		—	—		3.2	—
Total net sales	$266.4	$220.3	21%	$201.7	$210.4	(4%)	$173.2	$162.0	7%	$—	$—		$641.4	$592.7	8%

Operating income (expense)
Organic	$32.6	$20.7	58%	$19.0	$16.9	12%	$12.2	$10.8	13%	$(7.6)	$(10.3)	26%	$56.2	$38.0	48%
OI Margin %	13.7%	9.4%	430bps	9.7%	8.0%	170bps	7.1%	6.7%	40bps				9.3%	6.4%	290bps
Incremental (1)	0.7	—		0.6	—		(0.1)	—		—			1.2	—
Foreign Currency Fav (Unfav) (2)	(0.3)	—		1.6	—		0.4	—		—			1.7	—
Total operating income (expense)	$33.0	$20.7	60%	$21.2	$16.9	25%	$12.6	$10.8	16%	$(7.6)	$(10.3)	26%	$59.1	$38.0	55%
OI Margin %	12.4%	9.4%	300bps	10.5%	8.0%	250bps	7.2%	6.7%	50bps				9.2%	6.4%	280bps

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2013 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 21, 2014, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the first quarter of 2014, in connection with our segment reorganization, the Corporation performed an interim impairment assessment. Based upon the completion of our interim assessment, we determined that there was no impairment of value and that all reporting units estimated fair values, with the exception of the Oil and Gas reporting unit within the Energy segment, were substantially in excess of their carrying amounts. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge. Our Oil and Gas reporting unit’s fair value exceeded its net book value by 20%. The key assumption that drives the estimated fair value of our Oil and Gas reporting unit are the revenue and cost projections. If the revenue projections were not able to be obtained due to continued low orders for capital refinery projects or if we are unable to obtain the projected cost synergies by successfully integrating Cimarron, acquired in 2012, it would have a negative effect on the estimated fair value of our oil and gas reporting unit.

As of March 31, 2014, the amount of goodwill for our oil and gas reporting unit amounted to $183 million.  While we determined that there was no goodwill impairment of the oil and gas reporting unit as of March 31, 2014, management continues to actively evaluate the current and expected revenue and earnings performance of the reporting unit and is actively managing the successful integration of the Cimarron acquisition. A significant adverse change in business climate or a change in strategic direction, impacting the business’s revenue or earnings, the inability to achieve the revenue and cost projections resulting from the successful integration of Cimarron, a material negative change in relationships with the reporting unit’s significant customers, a significant decline or delay in capital projects, unanticipated competition, or an adverse action or assessment by a regulator, would require an interim assessment prior to the next required annual assessment as of October 31, 2014. If management determines that impairment exists, the impairment will be recognized in the period in which it is identified.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2014.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2013 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2014. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2013 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2014.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 - January 31	—	$—	—	2,599,213
February 1 - February 28	3,400	66.37	1,094,187	2,595,813
March 1 - March 31	74,200	64.53	1,168,387	2,521,613
For the quarter ended	77,600	$64.61	1,168,387	2,521,613

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

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2014.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2014 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2013 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	February 13, 2014

31.1	Certification of David C. Adams, President and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, President and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President Finance / C.F.O.
Dated: May 1, 2014