Form 10-Q
period 2014-06-30
CURTISS WRIGHT CORP
filed 2014-07-31
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

or

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

(704) 869-4602
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

Common Stock, par value $1.00 per share: 48,134,633 shares (as of June 30, 2014).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Product sales	$521,815	$491,056	$1,032,187	$953,506
Service sales	130,637	106,638	245,695	212,741
Total net sales	652,452	597,694	1,277,882	1,166,247

Cost of product sales	350,758	330,451	699,507	650,024
Cost of service sales	85,491	69,558	161,097	138,912
Total cost of sales	436,249	400,009	860,604	788,936

Gross profit	216,203	197,685	417,278	377,311

Research and development expenses	17,621	14,851	34,745	31,016
Selling expenses	37,047	37,202	75,295	72,006
General and administrative expenses	84,885	85,053	166,780	173,388
Operating income	76,650	60,579	140,458	100,901
Interest expense	(8,988)	(9,342)	(18,044)	(18,005)
Other income, net	64	200	118	645
Earnings from continuing operations before income taxes	67,726	51,437	122,532	83,541
Provision for income taxes	21,917	16,376	38,271	26,335
Earnings from continuing operations	45,809	35,061	84,261	57,206
Discontinued operations, net of taxes
Loss from discontinued operations	(4,994)	(1,691)	(8,282)	(2,893)
Loss on divestitures	(4,424)	—	(4,424)	—
Loss from discontinued operations	(9,418)	(1,691)	(12,706)	(2,893)
Net earnings	$36,391	$33,370	$71,555	$54,313

Basic earnings per share
Earnings from continuing operations	$0.96	$0.75	$1.75	$1.22
Loss from discontinued operations	(0.20)	(0.04)	(0.26)	(0.06)
Total	$0.76	$0.71	$1.49	$1.16
Diluted earnings per share
Earnings from continuing operations	0.93	0.74	1.72	1.20
Loss from discontinued operations	(0.19)	(0.04)	(0.26)	(0.06)
Total	0.74	0.70	1.46	1.14
Dividends per share	0.13	0.10	0.26	0.19
Weighted-average shares outstanding:
Basic	48,175	46,786	48,055	46,700
Diluted	49,239	47,507	49,160	47,478

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$36,391	$33,370	$71,555	$54,313
Other comprehensive income
Foreign currency translation, net of tax (1)	$17,737	$(9,945)	$7,820	$(41,750)
Pension and postretirement adjustments, net of tax (2)	914	52,865	1,700	55,651
Other comprehensive income, net of tax	18,651	42,920	9,520	13,901
Comprehensive income	$55,042	$76,290	$81,075	$68,214

(1) The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for the three and six months ended June 30, 2014 were $0.4 million and $0.7 million, respectively. The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for the three and six months ended June 30, 2013 were and $0.1 million and ($1.1) million, respectively.

(2) The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2014 were ($0.5) million and ($0.9) million, respectively. The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2013 were and ($1.4) million and ($2.9) million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$194,140	$175,294
Receivables, net	621,415	603,592
Inventories, net	465,886	452,087
Deferred tax assets, net	48,272	47,650
Assets held for sale	10,799	—
Other current assets	69,053	58,660
Total current assets	1,409,565	1,337,283
Property, plant, and equipment, net	506,350	515,718
Goodwill	1,117,981	1,110,429
Other intangible assets, net	446,717	471,379
Other assets	26,022	23,465
Total assets	$3,506,635	$3,458,274
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$775	$1,334
Accounts payable	183,672	186,941
Accrued expenses	128,611	142,935
Income taxes payable	2,893	789
Deferred revenue	184,219	164,343
Other current liabilities	46,494	38,251
Total current liabilities	546,664	534,593
Long-term debt	933,489	958,604
Deferred tax liabilities, net	142,104	123,644
Accrued pension and other postretirement benefit costs	122,804	138,904
Long-term portion of environmental reserves	15,147	15,498
Other liabilities	111,854	134,326
Total liabilities	1,872,062	1,905,569
Contingencies and commitments (Note 13)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 49,189,702 shares issued at June 30, 2014 and December 31, 2013; outstanding shares were 48,134,633 at June 30, 2014 and 47,638,835 at December 31, 2013	49,190	49,190
Additional paid in capital	157,373	150,618
Retained earnings	1,440,000	1,380,981
Accumulated other comprehensive income	34,779	25,259
Common treasury stock, at cost (1,055,069 shares at June 30, 2014 and 1,550,867 shares at December 31, 2013)	(46,769)	(53,343)
Total stockholders' equity	1,634,573	1,552,705
Total liabilities and stockholders' equity	$3,506,635	$3,458,274

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net earnings	$71,555	$54,313
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,386	60,233
Loss on divestitures	7,106	—
Net loss (gain) on sale of assets	389	(92)
Deferred income taxes	10,695	1,652
Share-based compensation	4,286	3,182
Change in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable, net	(19,801)	9,133
Inventories, net	(29,604)	(21,608)
Progress payments	(7,164)	(10,872)
Accounts payable and accrued expenses	(26,567)	(34,728)
Deferred revenue	20,430	(4,010)
Income taxes payable	1,924	(10,460)
Net pension and postretirement liabilities	(15,545)	10,752
Other current and long-term assets and liabilities	5,327	3,306
Net cash provided by operating activities	84,417	60,801
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	328	944
Proceeds from divestitures, net of cash sold	52,098	—
Additions to property, plant, and equipment	(35,996)	(32,126)
Acquisition of businesses, net of cash acquired	(34,362)	(97,886)
Additional consideration on prior period acquisitions	(230)	(4,107)
Net cash used for investing activities	(18,162)	(133,175)
Cash flows from financing activities:
Borrowings under revolving credit facility	362,563	521,429
Borrowings on debt	—	400,000
Payment of revolving credit facility	(413,203)	(817,776)
Repurchases of common stock	(23,911)	—
Proceeds from share-based compensation	26,476	8,853
Dividends paid	(6,277)	(4,207)
Excess tax benefits from share-based compensation plans	6,657	310
Net cash provided by (used for) financing activities	(47,695)	108,609
Effect of exchange-rate changes on cash	286	(5,215)
Net increase in cash and cash equivalents	18,846	31,020
Cash and cash equivalents at beginning of period	175,294	112,023
Cash and cash equivalents at end of period	$194,140	$143,043
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,371	$2,281
Property and equipment acquired under build to suit transaction	$12,376	$—
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	137,981	—	—
Other comprehensive income, net of tax	—	—	—	80,767	—
Dividends paid	—	—	(18,377)	—	—
Stock options exercised, net of tax	—	(5,728)	—	—	34,451
Restricted stock	—	(2,127)	—	—	5,796
Share-based compensation	—	6,920	—	—	430
Other	—	(330)	—	—	330
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	71,555	—	—
Other comprehensive income, net of tax	—	—	—	9,520	—
Dividends declared	—	—	(12,536)	—	—
Stock options exercised, net of tax	—	5,131	—	—	26,719
Restricted stock	—	(2,051)	—	—	3,155
Share-based compensation	—	4,052	—	—	234
Repurchase of common stock	—	—	—	—	(23,911)
Other	—	(377)	—	—	377
June 30, 2014	$49,190	$157,373	$1,440,000	$34,779	$(46,769)

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

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three and six month periods ended June 30, 2014 and 2013, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2013 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Changes in Segment Presentation

As a result of certain organizational changes in 2014, the Corporation revised its reportable segments to align to the major markets it currently serves: Commercial/Industrial, Defense, and Energy. Prior period financial information has been reclassified to conform to the current period presentation. The change in reportable segments did not impact the Corporation's previously reported Condensed Consolidated Financial Statements. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for more information on the Corporation's reportable segments.

Discontinued operations

During the second quarter we sold our Benshaw and 3D Radar businesses, which had been previously reported within the Defense segment and reclassified the Vessels business, which had been previously reported within the Energy segment, as held for sale. Please refer to Footnote 3 of our Condensed Consolidated Financial Statements for further information. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation.

Corrections to Prior Years Amounts

The presentation of net sales and cost of sales in the prior year's statement of earnings has been corrected to separately present the components of product and service sales and costs of sales. This change in presentation did not affect total net sales, total cost of sales, total gross profit, operating income, or net earnings.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Corporation evaluated the effects of this error on the June 30, 2013 condensed consolidated financial statements and based on an analysis of quantitative and qualitative factors, the Corporation determined that the error was not material and, therefore, amendment of previously filed reports is not required.

RECENTLY ISSUED ACCOUNTING STANDARDS

STANDARDS ISSUED BUT NOT YET EFFECTIVE

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. The Corporation is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In April 2014, new guidance was issued that amends the current discontinued operations guidance. The new guidance limits discontinued operation reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. The adoption of this new guidance will be effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those years, with early adoption permitted in certain instances. The Corporation plans to adopt the provisions of the new guidance during the first quarter of 2015. The significance of this guidance for the Corporation is dependent on any future divestitures or disposals.

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

The Corporation acquired three businesses during the six months ended June 30, 2014, described in more detail below.

The amounts of net sales and net loss included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended June 30, 2014 are $6.8 million and $0.3 million, respectively.

COMMERCIAL/INDUSTRIAL

Component Coating and Repair Services Limited

On January 10, 2014, the Corporation acquired 100% of the issued and outstanding capital stock of Component Coating and Repair Services Limited (CCRS) for approximately £15 million ($25 million) in cash, net of cash acquired. The Share Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

against the sellers. CCRS operates out of two locations in Glasgow and Alfreton in the United Kingdom and will operate within the Corporation's Commercial/Industrial segment. CCRS is a provider of corrosion resistant coatings and precision airfoil repair services for aerospace and industrial turbine applications. Revenues were approximately $9.9 million in the latest fiscal year ending May 31, 2013.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(In thousands)	CCRS
Accounts receivable	$2,984
Inventory	64
Property, plant, and equipment	1,987
Other current and non-current assets	71
Intangible assets	9,560
Current and non-current liabilities	(1,754)
Deferred income taxes	(2,058)
Net tangible and intangible assets	10,854
Purchase price	24,644
Goodwill	$13,790

Amount of tax deductible goodwill	$—

ENERGY

Engemasa Pressure Relief Valves

On June 4, 2014, the Corporation acquired the valve division of Engemasa Engenharia E Materiais LTDA of Sao Carlos, Brazil
for approximately $1.8 million in cash. The division will operate within the Corporation's Energy segment.

Nuclear Power Services Inc.

On February 18, 2014, the Corporation acquired certain assets and assumed certain liabilities of Nuclear Power Services Inc. (NPSI) for approximately CAD 9 million (approximately $8.0 million) in cash. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. NPSI is based in Ontario, Canada and will operate within the Corporation's Energy segment. NPSI provides qualified nuclear component sourcing, Equipment Qualification, Commercial Grade Dedication (CGD) services, and Instrumentation & Control component manufacturing primarily to the Canadian and International CANDU nuclear industry. NPSI generated revenues of approximately $4.9 million for the year ended December 31, 2013.

Supplemental Pro Forma Statements of Operations Data

The assets, liabilities and results of operations of the businesses acquired in 2014 were not material to the Corporation’s consolidated financial position or results of operations and therefore pro forma financial information for the acquisitions are not presented.

As it relates to the prior year, the following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2013 as if the acquisitions had occurred on January 1, 2013 for purposes of the financial information presented for the period ended June 30, 2013.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands, except per share data)	2013	2013
Net sales	$636,480	$1,257,699
Net earnings from continuing operations	33,985	56,039
Diluted earnings per share from continuing operations	0.72	1.18

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on historical financial information.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had the Corporation completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•
Additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $1.1 million and $2.7 million for the three and six months ended, June 30, 2013, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012 of $1.3 million and $3.1 million for the three and six months ended, June 30, 2013, respectively.

3.           DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Benshaw

On June 30, 2014, the Corporation sold the assets of its Benshaw business, which had been reported in the Defense segment, to Regal-Beloit Corporation for $50 million in cash. Benshaw's operating results are included in discontinued operations in the Corporation’s Consolidated Statement of Earnings for all periods presented.

The following table summarizes the result of the Corporation's Benshaw business as discontinued operations:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$14,342	$17,709	$29,029	$38,138
Loss from discontinued operations before income taxes	(2,360)	(252)	(3,061)	(319)
Income tax benefit	803	161	1,068	280
Loss on divestiture, after tax of $2754	$(5,144)	$—	$(5,144)	$—
Loss from discontinued operations	$(6,701)	$(91)	$(7,137)	$(39)

Vessels

In the second quarter of 2014, management committed to a plan to sell the Vessels business, within the Energy segment. The Corporation decided to divest the business because it was not considered core and to allow the Corporation to concentrate on higher-growth opportunities. As of June 30, 2014, the business has been classified as held for sale and the results of operations for the business have been presented as discontinued operations.

The following table summarizes the result of the Corporation's Vessels business as discontinued operations:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2,613	$1,324	$3,718	$2,685
Loss from discontinued operations before income taxes	(4,902)	(2,423)	(8,054)	(5,037)
Income tax benefit	1,774	872	2,915	1,814
Loss from discontinued operations	$(3,128)	$(1,551)	$(5,139)	$(3,223)

The aggregate components of the assets classified as held for sale, are as follows:

(In thousands)	June 30, 2014
Assets held for sale:
Property, plant, and equipment, net	7,845
Goodwill	2,954
Total assets held for sale	10,799

3D Radar

On April 30, 2014, the Corporation sold the assets of the 3D Radar business, within the Defense segment, to Chemring Group PLC for $3.0 million in cash. Trade accounts receivable and payable were retained by the Corporation. The determination was made to divest the business as it was not considered a core business of the Corporation. The disposal resulted in a $0.7 million pre-tax gain and has been reported as discontinued operations in the Corporation's Consolidated Statement of Earnings. This business contributed $5.2 million in sales for the year ended December 31, 2013.

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

The composition of receivables is as follows:

	(In thousands)
	June 30, 2014	December 31, 2013
Billed receivables:
Trade and other receivables	$454,802	$444,841
Less: Allowance for doubtful accounts	(6,435)	(6,857)
Net billed receivables	448,367	437,984
Unbilled receivables:
Recoverable costs and estimated earnings not billed	187,588	184,120
Less: Progress payments applied	(14,540)	(18,512)
Net unbilled receivables	173,048	165,608
Receivables, net	$621,415	$603,592

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

	(In thousands)
	June 30, 2014	December 31, 2013
Raw materials	$228,405	$231,219
Work-in-process	120,551	114,372
Finished goods and component parts	122,200	117,444
Inventoried costs related to long-term contracts	60,552	58,796
Gross inventories	531,708	521,831
Less: Inventory reserves	(53,670)	(54,400)
Progress payments applied	(12,152)	(15,344)
Inventories, net	$465,886	$452,087

As of June 30, 2014 and December 31, 2013, inventory also includes capitalized contract development costs of $40.9 million and $37.1 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customers.  As of June 30, 2014 and December 31, 2013, $10.2 million and $13.8 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill, revised to reflect the Corporation's new segment structure, for the six months ended June 30, 2014 are as follows:

	(In thousands)
	Commercial/Industrial	Defense	Energy	Consolidated
December 31, 2013	$347,819	$485,431	$277,179	$1,110,429
Acquisitions	13,790	—	4,705	18,495
Assets held for sale	—	—	(2,954)	(2,954)
Divestitures	—	(11,355)	—	(11,355)
Goodwill adjustments	(1,002)	(254)	—	(1,256)
Foreign currency translation adjustment	2,541	1,761	320	4,622
June 30, 2014	$363,148	$475,583	$279,250	$1,117,981

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	(In thousands)
June 30, 2014	Gross	Accumulated Amortization	Net
Technology	$207,507	$(88,626)	$118,881
Customer related intangibles	422,307	(129,871)	292,436
Other intangible assets	59,186	(23,786)	35,400
Total	$689,000	$(242,283)	$446,717

	(In thousands)
December 31, 2013	Gross	Accumulated Amortization	Net
Technology	$213,888	$(88,644)	$125,244
Customer related intangibles	430,604	(127,194)	303,410
Other intangible assets	66,436	(23,711)	42,725
Total	$710,928	$(239,549)	$471,379

During the first six months of 2014, the Corporation acquired intangible assets of $13.5 million, primarily consisting of Customer related intangibles of $13.2 million with a weighted average amortization period of 13.3 years.
Total intangible amortization expense for the six months ended June 30, 2014 was $24.6 million as compared to $24.2 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2014 through 2018 is $46.8 million, $43.8 million, $42.5 million, $41.9 million, and $40.4 million, respectively.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at June 30, 2014.

The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.

Level 3: Inputs are unobservable data points that are not corroborated by market data.

Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are valued at a Level 2.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	June 30, 2014	December 31, 2013
Assets
Undesignated for hedge accounting
Forward exchange contracts	$257	$605
Total asset derivatives (A)	$257	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$24,911	$49,845
Undesignated for hedge accounting
Forward exchange contracts	$394	$277
Total liability derivatives (B)	$25,305	$50,122

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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and six months ended June 30, were as follows:

	(In thousands)
	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Income Statement Classification	2014	2013	2014	2013	2014	2013	2014	2013
Other income, net	$12,159	$(25,623)	$24,934	$(36,573)	$(12,159)	$25,623	$(24,934)	$36,573

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and six months ended June 30, were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives not designated as hedging instrument	2014	2013	2014	2013
Forward exchange contracts:
General and administrative expenses	$2,020	$(4,275)	$(930)	$(5,836)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of June 30, 2014.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	—	—	50,000	50,000
5.51% Senior notes due 2017	150,000	164,094	150,000	163,059
3.84% Senior notes due 2021	99,523	99,523	98,632	98,632
3.70% Senior notes due 2023	225,000	220,111	225,000	209,140
3.85% Senior notes due 2025	94,253	94,253	88,555	88,555
4.24% Senior notes due 2026	186,572	186,572	173,557	173,557
4.05% Senior notes due 2028	69,741	69,741	64,411	64,411
4.11% Senior notes due 2028	100,000	95,431	100,000	89,252
Other debt	775	775	1,383	1,383
Total debt	$934,264	$938,900	$959,938	$946,389

9.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2013 Annual Report on Form 10-K.  The postretirement benefits information includes the domestic Curtiss-Wright Corporation, Williams, and EMD postretirement benefit plans, as there are no foreign postretirement benefit plans.

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2014 and 2013 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$6,372	$10,899	$12,742	$21,718
Interest cost	7,552	6,781	15,096	13,516
Expected return on plan assets	(10,425)	(8,875)	(20,838)	(17,761)
Amortization of prior service cost	157	254	315	554
Amortization of unrecognized actuarial loss	1,483	3,935	2,966	8,207
Curtailments	—	2,711	—	2,711
Net periodic benefit cost	$5,139	$15,705	$10,281	$28,945

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2014, the Corporation made $22.7 million in contributions to the Curtiss-Wright Pension Plan, and expects to make total contributions of $40.0 million in 2014.  In addition, contributions of $2.8 million were made to the Corporation’s foreign benefit plans during the six months ended June 30, 2014.  Contributions to the foreign benefit plans are expected to be $3.4 million in 2014.

Other Postretirement Benefit Plans

The components of the Corporation's net postretirement benefit cost for the three and six months ended June 30, 2014 and 2013 are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$70	$99	$141	$199
Interest cost	219	209	438	417
Amortization of prior service cost	(164)	(157)	(328)	(314)
Amortization of unrecognized actuarial gain	(202)	(160)	(405)	(320)
Net postretirement benefit cost (income)	$(77)	$(9)	$(154)	$(18)

During the six months ended June 30, 2014, the Corporation paid $0.7 million to the postretirement plans.  During 2014, the Corporation anticipates contributing $1.7 million to the postretirement plans.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  The expense relating to the plan was $7.7 million for the six months ended June 30, 2014.  The Corporation made $3.4 million in contributions to the plan during the six months ended June 30, 2014, and expects to make total contributions of $7.0 million in 2014.

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	48,175	46,786	48,055	46,700
Dilutive effect of stock options and deferred stock compensation	1,064	721	1,105	778
Diluted weighted-average shares outstanding	49,239	47,507	49,160	47,478

As of June 30, 2014, there were no options outstanding that were considered anti-dilutive. As of June 30, 2013 there were 618,000 stock options outstanding that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share, as they would be considered anti-dilutive.

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

Net sales and operating income by reportable segment was as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales
Commercial/Industrial	$276,280	$241,960	$543,205	$462,416
Defense	192,690	193,632	380,336	381,807
Energy	185,233	164,074	357,972	325,617
Less: Intersegment revenues	(1,751)	(1,972)	(3,631)	(3,593)
Total consolidated	$652,452	$597,694	$1,277,882	$1,166,247

Operating income (expense)
Commercial/Industrial	$37,741	$27,010	$70,224	$47,063
Defense	24,454	29,854	47,723	47,057
Energy	20,720	15,791	36,361	29,155
Corporate and eliminations (1)	(6,265)	(12,076)	(13,850)	(22,374)
Total consolidated	$76,650	$60,579	$140,458	$100,901

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total operating income	$76,650	$60,579	$140,458	$100,901
Interest expense	(8,988)	(9,342)	(18,044)	(18,005)
Other income, net	64	200	118	645
Earnings from continuing operations before income taxes	$67,726	$51,437	$122,532	$83,541

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	June 30, 2014	December 31, 2013
Identifiable assets
Commercial/Industrial	$1,383,435	$1,310,521
Defense	1,212,268	1,292,462
Energy	816,769	798,028
Corporate and Other	94,163	57,263
Total consolidated	$3,506,635	$3,458,274

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2012	$65,722	$(121,230)	$(55,508)
Current period other comprehensive income (loss)	(6,619)	87,386	80,767
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive income before reclassifications (1)	7,820	71	7,891
Amounts reclassified from accumulated other comprehensive income (1)	—	1,629	1,629
Net current period other comprehensive income	7,820	1,700	9,520
June 30, 2014	$66,923	$(32,144)	$34,779

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	13	(1)
Amortization of actuarial losses	(2,561)	(1)
	(2,548)	Total before tax
	919	Income tax
Total reclassifications	$(1,629)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, Pension and Other Postretirement Benefit Plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           CONTINGENCIES AND COMMITMENTS

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

Environmental Matters

The aggregate environmental liability was $15.9 million at June 30, 2014 and $16.3 million at December 31, 2013.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At June 30, 2014 and December 31, 2013, there were $36.6 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $25.9 million and $23.2 million of bank guarantees outstanding, respectively.   In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Defense segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. As of June 30, 2014, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays.  Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of June 30, 2014.  As of June 30, 2014, the range of possible loss is $0 to $35 million for the delivery dates that have not been met.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Energy segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 29% of our 2014 revenues are expected to be generated from defense-related markets.

Beginning in the first quarter of 2014, the Corporation realigned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As result of this realignment the Corporation has three new reportable segments: Commercial/Industrial, Defense, and Energy. Please refer to Note 11 of the Corporation's Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” or “incremental” results. The definition of “organic” excludes the effect of foreign currency translation. These measures provide a tool for evaluating our ongoing operations from period to period. These metrics, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered a substitute for measures determined in accordance with GAAP. The non-GAAP financial measures that we disclose are organic revenue and organic operating income - defined as revenue and operating income, excluding the impact of foreign currency fluctuations and contributions from acquisitions and divestitures made during the last twelve months. When used in the MD&A, we have provided the comparable GAAP measure in the discussion. As discussed in footnote 3, during the second quarter we sold our Benshaw and 3D Radar businesses, which had been previously reported within the Defense segment and reclassified the Vessels business, which had been previously reported within the Energy segment, as held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% change	2014	2013	% change
Sales
Commercial/Industrial	$275,674	$241,703	14%	$542,102	$461,989	17%
Defense	192,309	193,357	(1)%	379,170	380,980	—%
Energy	184,469	162,634	13%	356,610	323,278	10%
Total sales	$652,452	$597,694	9%	$1,277,882	$1,166,247	10%

Operating income
Commercial/Industrial	$37,741	$27,010	40%	$70,224	$47,063	49%
Defense	24,454	29,854	(18)%	47,723	47,057	1%
Energy	20,720	15,791	31%	36,361	29,155	25%
Corporate and eliminations	(6,265)	(12,076)	48%	(13,850)	(22,374)	38%
Total operating income	$76,650	$60,579	27%	$140,458	$100,901	39%

Interest expense	(8,988)	(9,342)	(4)%	(18,044)	(18,005)	—%
Other income, net	64	200	NM	118	645	NM

Earnings before taxes	67,726	51,437	32%	122,532	83,541	47%
Provision for income taxes	21,917	16,376	34%	38,271	26,335	45%
Net earnings from continuing operations	$45,809	$35,061		$84,261	$57,206

New orders	$750,229	$579,107	30%	$1,413,023	$1,173,814	20%

NM- not a meaningful percentage

Sales

Sales for the second quarter of 2014 increased $55 million, or 9%, to $652 million, compared with the same period in 2013. On a segment basis, the Commercial/Industrial segment and the Energy segment contributed $34 million and $22 million, of increased sales, respectively, while sales in the Defense segment were flat.

Sales for the first six months of 2014 increased $112 million, or 10%, to $1,278 million, compared with the same period in 2013.   On a segment basis, the Commercial/Industrial segment and the Energy segment contributed $80 million and $33 million of increased sales, respectively, while sales in the Defense segment were flat.

The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% change	2014	2013	% change
Defense markets:
Aerospace	$67,023	$67,815	(1%)	$140,583	$130,125	8%
Ground	19,895	21,464	(7%)	36,396	44,642	(18%)
Naval	100,022	90,035	11%	188,825	173,540	9%
Other	1,544	5,292	(71%)	2,809	10,202	(72%)
Total Defense	$188,484	$184,606	2%	$368,613	$358,509	3%

Commercial markets:
Aerospace	$113,251	$104,197	9%	$223,475	$198,920	12%
Oil and Gas	133,050	109,850	21%	261,555	209,710	25%
Power Generation	109,061	116,627	(6%)	217,531	233,444	(7%)
General Industrial	108,606	82,414	32%	206,708	165,664	25%
Total Commercial	$463,968	$413,088	12%	$909,269	$807,738	13%

Total Curtiss-Wright	$652,452	$597,694	9%	$1,277,882	$1,166,247	10%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	4%	22%	4%	34%
Acquisitions	4%	5%	5%	4%
Foreign currency	1%	—%	1%	1%
Total	9%	27%	10%	39%

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Sales

Sales in the defense market increased $4 million, or 2%, to $188 million, from the comparable prior year period, primarily due to increased production levels on the Virginia class submarine and DDG-51 naval programs.

Commercial sales increased $51 million, or 12%, to $464 million, from the comparable prior year period, due to incremental contributions from our acquisitions and increased organic sales to the commercial aerospace and oil and gas markets. Sales in the commercial aerospace market increased primarily due to increased surface technology services and increased sales of sensing products on various commercial aircraft, while sales increased in the general industrial market primarily due to the incremental contribution from our Arens acquisition. Sales increased in the oil and gas market primarily due to increased pressure relief and industrial valve sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

During the second quarter of 2014, operating income increased $16 million, or 27%, to $77 million, and operating margin increased 160 basis points to 11.7% compared with the same period in 2013. Acquisitions contributed $3 million of operating income. The increase in operating income within our Commercial/Industrial and Energy segments primarily reflects the increases in sales, the benefits from our organizational realignment, and ongoing operational and productivity improvement initiatives. The decrease in operating income in our Defense segment is primarily due to lower levels of production on the AP1000 Domestic and China orders.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Sales

Sales in the defense market increased $10 million, or 3%, to $369 million as increased sales in the aerospace defense and naval defense markets were offset by lower sales in the ground defense market. The increase in sales in the aerospace defense market was driven primarily by increased sales of our embedded computing products on various helicopter programs as well as a $5 million incremental contribution from our Parvus acquisition. In addition, sales in the naval defense market increased primarily due to higher production levels on the Virginia class submarine and DDG-51 programs. Sales in the ground defense market decreased primarily due to lower sales of our gun stabilization products on international ground defense platforms.

Commercial sales increased $102 million, or 13%, to $909 million. Sales increased in the commercial aerospace market, primarily due to increased product sales on the Boeing 787 platform. Sales increased in the oil and gas market primarily due to higher levels of product sales to the upstream market and higher international coker equipment sales. In addition, sales increased in the general industrial market due to the incremental contribution from our Arens acquisition and higher sales of industrial vehicle product sales. In the power generation market, our sales decreased primarily due to lower levels of production on the AP1000 Domestic and China orders.

Operating income

During the six months ended June 30, 2014, operating income increased $40 million, or 39%, to $140 million, and operating margin improved 230 basis points, to 11.0%, compared with the same period in 2013. Acquisitions contributed $4 million of incremental operating income. On a segment basis, the increase in operating income in our Commercial/Industrial segment primarily reflects the increase in sales and increased profitability from our fourth quarter 2012 acquisitions of Exlar and Williams Controls. In our Defense segment, operating income was essentially flat as our continuing productivity improvement initiatives offset the lower sales on the AP1000 contracts. In our Energy segment, operating income increased primarily due to increased product sales to the upstream market and higher international coker equipment sales.

Three and six months ended June 30, 2014 compared with three and six months ended June 30, 2013

Non-segment operating expense

Non-segment operating expense decreased $6 million, to $6 million in the current quarter and decreased $9 million to $14 million in the first six months of 2014, as compared to the prior year periods, primarily due to lower pension expense and higher foreign currency gains.

Interest expense

Interest expense in the current quarter and first six months of 2014 was essentially flat as compared to the respective prior year periods.

Effective tax rate

Our effective tax rates for the current quarter and first six months of 2014 was 32.4% and 31.2%, respectively, essentially flat as compared to the effective tax rates of 31.8% and 31.5%, in the comparable prior year periods.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net earnings from continuing operations

Net earnings from continuing operations increased $11 million, or 31%, to $46 million, in the current quarter and $27 million, or 47%, to $84 million, in the first six months of 2014, primarily due to higher operating income in our Commercial/Industrial and Energy segments.

Comprehensive income

Pension and Postretirement adjustments
Pension and postretirement adjustments within comprehensive income decreased approximately $52 million to $1 million in the current quarter and approximately $54 million to $2 million in in the six month period ended June 30, 2014. The decrease in pension and postretirement adjustments within comprehensive income for both the current quarter and six month period ended June 30, 2014 is primarily due to an amendment that was made to the Corporation's pension plan in the second quarter of 2013. The amendment to the pension plan resulted in a curtailment which required a remeasurement of the assets and liabilities of the Curtiss-Wright Pension Plan.  The combined impact of the remeasurement and curtailment was a pre-tax $48 million adjustment to other comprehensive income in the second quarter of 2013.

Foreign Currency Translation adjustments

The increase in foreign currency translation adjustments to comprehensive income of $28 million, to $18 million, is primarily due to an increase in the Canadian and British Pound exchange rates during the three month period ended June 30, 2014, as compared to a decrease in the Canadian exchange rate and a minimal change in the British Pound exchange rate during the quarter ended June 30, 2013.

The increase in foreign currency translation adjustments to comprehensive income of $50 million, to a $8 million, for the six months ended June 30, 2014 is primarily due to an increase in the British Pound exchange rates during the six month period ended June 30, 2014 as compared to decreases in the Canadian and British Pound exchange rates during the six month period ended June 30, 2013.

New orders

New orders for the current quarter increased $171 million, to $750 million, primarily due to higher orders on naval defense programs. New orders for the first six months of 2014 increased $239 million to $1,413 million, primarily due to higher orders on naval defense programs, increased orders of our surface technologies services, and increased orders for our controllers and industrial drive products.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	(In thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	% change		2014	2013	% change
Sales	$275,674	$241,703	14%		$542,102	$461,989	17%
Operating income	37,741	27,010	40%		70,224	47,063	49%
Operating margin	13.7%	11.2%	250	bps	13.0%	10.2%	280	bps
New orders	$270,758	$252,719	7%		$550,100	$499,625	10%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	5%	33%	6%	44%
Acquisitions	7%	7%	9%	6%
Foreign currency	2%	—%	2%	(1%)
Total	14%	40%	17%	49%

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Sales

Sales in the Commercial/Industrial segment are primarily to the commercial aerospace and general industrial markets, and to a lesser extent the defense and oil and gas markets.

Sales increased $34 million, or 14%, to $276 million, from the comparable prior year period, primarily due to both the incremental impact of acquisitions and strong demand in the commercial markets. Acquisitions contributed approximately $18 million of incremental sales, primarily due to our Arens acquisition, which contributed $15 million of incremental sales primarily in the general industrial market. Sales in the commercial aerospace market increased as we continue to benefit from the ramp up in OEM production rates on the Boeing 737 and 787 programs and higher demand for our sensors and controls equipment. Sales increased within the oil and gas market, primarily due to higher sales of our industrial valve products.

Operating income

Operating income increased $11 million, or 40%, to $38 million, and operating margin increased 250 basis points from the prior year quarter to 13.7%.  Acquisitions contributed $2 million of incremental operating income. The increase in organic operating income is primarily due to increased profitability from the expected accretive impact from our acquisitions of Exlar and Williams Controls. Additionally, increased surface technology services and industrial valve product sales, along with ongoing operational and productivity improvement initiatives, contributed to higher operating income.

New orders

New orders increased $18 million to $271 million, from the prior year period, primarily due to incremental new orders from acquisitions of $19 million.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Sales
Sales increased $80 million, or 17%, to $542 million, in the first six months of 2014, compared with the same period in 2013, primarily due to both the incremental impact of acquisitions and strong demand in the commercial markets. Acquisitions contributed approximately $44 million of incremental sales, primarily due to our Arens acquisition, which contributed $29 million of incremental sales in the general industrial market. Sales in the commercial aerospace market increased primarily due to the ramp up in OEM production rates on the Boeing 737 and 787 programs and higher demand for our sensors and controls equipment. In addition, increased coatings and analytic testing services as well as contributions from our CCRS acquisition contributed to increased commercial aerospace sales. Additionally, sales increased within the oil and gas market, primarily due to higher sales of our industrial valve products.
Operating income

Operating income increased $23 million, or 49%, to $70 million, and operating margin increased 280 basis points from the prior year period to 13.0%.   Acquisitions contributed $3 million of incremental operating income. The increase in organic operating income is primarily due to increased profitability from the expected accretive impact from our acquisitions of Exlar, Phönix, and Williams Controls. Additionally, increased surface technology services and industrial valve product sales, along with ongoing operational and productivity improvement initiatives, contributed to higher operating income.

New orders

New orders increased $50 million, to $550 million, from the prior year period, primarily due to incremental new orders from acquisitions of $40 million.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	(In thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	% change		2014	2013	% change
Sales	$192,309	$193,357	(1%)		$379,170	$380,980	—%
Operating income	24,454	29,854	(18%)		47,723	47,057	1%
Operating margin	12.7%	15.4%	(270	) bps	12.6%	12.4%	20	bps
New orders	$314,778	$167,964	87%		$521,732	$354,871	47%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	(21%)	(4%)	(5%)
Acquisitions	2%	3%	3%	4%
Foreign currency	1%	—%	1%	2%
Total	(1%)	(18%)	—%	1%

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Sales
Sales in the Defense segment are primarily to the defense markets, and to a lesser extent, the nuclear power generation market.
Sales were $192 million, essentially flat as compared to the comparable prior year period. Our Parvus acquisition contributed $5 million of incremental sales. Within the defense market, naval defense sales increased primarily due to higher production of pumps and generators on the Virginia class submarine program and increased production on the DDG-51 Destroyer program. This was partially offset by lower production levels on the AP1000 China and Domestic programs within the power generation market.

Operating income

Operating income decreased $5 million, or 18%, to $24 million, and operating margin decreased 270 basis points from the prior year quarter to 12.7%.   Our Parvus acquisition contributed $1 million of incremental operating income. The decrease in operating income was primarily due to lower levels of production on the AP1000 programs, partially offset by our cost reduction and containment initiatives within our defense businesses.

New orders

New orders increased by $147 million to $315 million, from the prior year period, primarily due to higher orders of pumps and generators in the naval defense market.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Sales

Sales were $379 million, essentially flat compared to the prior year period. Our Parvus acquisition contributed $10 million of incremental sales. Within the defense market, naval defense sales increased primarily due to higher production of pumps and generators on the Virginia class submarine program and increased production on the DDG-51 Destroyer program. Aerospace defense sales increased primarily due to both the incremental contribution from Parvus and higher sales of our embedded computing products on various helicopter programs. In the ground defense market, sales decreased primarily due to lower sales of our gun stabilization products on international ground defense platforms.

Operating income

Operating income increased $1 million, or 1%, to $48 million, from the prior year, while operating margin increased 20 basis points to 12.6%. Our Parvus acquisition contributed $2 million of incremental operating income.

The increase in operating income was primarily due to benefits of our organizational realignment and continuing productivity improvement initiatives in our defense businesses. This improvement was partially offset by lower levels of production on the AP1000 programs.

New orders

New orders increased by $167 million to $522 million, from the prior year period, primarily due to higher orders of pumps and generators in the naval defense market.

Energy

The following tables summarize sales, operating income and margin, and new orders, within the Energy segment.

	(In thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	% change		2014	2013	% change
Sales	$184,469	$162,634	13%		$356,610	$323,278	10%
Operating income	20,720	15,791	31%		36,361	29,155	25%
Operating margin	11.2%	9.7%	150	bps	10.2%	9.0%	120	bps
New orders	$164,693	$158,424	4%		$341,191	$319,318	7%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	13%	32%	10%	24%
Acquisitions	—%	(3%)	—%	(1%)
Foreign currency	—%	2%	—%	2%
Total	13%	31%	10%	25%

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Sales
Sales in the Energy segment are primarily to the oil and gas and nuclear power generation markets.
Sales increased $22 million, or 13%, to $184 million, from the comparable prior year period, primarily due to increased sales in the oil and gas market. This increase in sales was primarily due to higher sales of pressure relief valves and improved international coker equipment sales. In the power generation market, sales increased to a lesser extent, due to the timing of nuclear power plant outages that shifted from the first quarter into the second quarter.

Operating income

During the second quarter of 2014, operating income increased $5 million, or 31%, to $21 million and operating margin increased 150 basis points to 11.2%.  Operating income increased primarily due to the increase in sales discussed above.

New orders

New orders were relatively flat at $165 million.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Sales

Sales increased $33 million, or 10%, to $357 million, from the comparable prior year period, primarily due to higher sales in the oil and gas market of our pressure relief valves, increased product sales in the upstream market, and higher international coker equipment sales. In the power generation market, sales increased primarily due to the timing of shipments of safety products to international operating reactors.

Operating income

During the six months ended June 30, 2014, operating income increased $7 million or 25%, to $36 million and operating margin increased 120 basis points to 10.2%. The increase in operating income is primarily due to higher sales in the oil and gas market.

New orders

The increase in new orders of $22 million to $341 million, is primarily due to an increase in orders of our delayed coker products within the oil and gas market.

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

Condensed Consolidated Statements of Cash Flows
	June 30, 2014	June 30, 2013
Cash provided by (used):
Operating activities	$84,417	$60,801
Investing activities	(18,162)	(133,175)
Financing activities	(47,695)	108,609
Effect of exchange-rate changes on cash	286	(5,215)
Net increase in cash and cash equivalents	18,846	31,020

Operating Activities

Cash provided by operating activities was $84 million during the first six months of 2014, compared with $61 million in the prior year period.  The increase in the amount of cash provided by operating activities is primarily due to higher net earnings.

Investing Activities

Net cash used in investing activities for the first six months of 2014 was $18 million, compared with $133 million of cash used in investing activities in the prior year period. The decrease in cash used by investing activities is primarily due to a lower amount of cash used for acquisitions. In the first six months of 2014, the Corporation invested approximately $34 million in

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

acquisitions, while we invested $98 million in acquisitions in the comparable prior year period. In addition, the Corporation received net proceeds from divestitures of $52 million in the current year period.

During the first six months of 2014, capital expenditures increased $4 million to $36 million, primarily due to a facility expansion within our sensors and controls business.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.2% for the three and six months ended June 30, 2014, as compared to an average interest rate of 3.5% and 3.4%, in the comparable prior year periods. The Corporation's average debt outstanding was $1,013 million and $1,016 million for the three and six months ended June 30, 2014, as compared to $996 million and $957 million in the comparable prior year periods.

Revolving Credit Agreement

As of the end of June 30, 2014, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $34 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at June 30, 2014 was $466 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first six months of 2014, the Company used $24 million of cash to repurchase approximately 367,000 outstanding shares under its share repurchase program. The Company did not repurchase any shares under its share repurchase program in 2013.

Dividends

During the first quarter of 2014, the Company increased its quarterly dividend to thirteen cents ($0.13) a share, a 30% increase over the prior quarter dividend.  During the six month period ended June 30, 2014, the Company made $6 million in dividend payments, as compared to $4 million in the comparable prior year period.

Cash Utilization

Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, increased dividends, and paying down debt, to determine the most beneficial use of available capital resources. We believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets, are sufficient to meet both the short-term and long-term capital needs of the organization.

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

As of June 30, 2014, we had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

Non-GAAP Measures

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

	Three Months Ended June 30, 2014
	Commercial/Industrial				Defense				Energy				Corporate & Other			Total Curtiss - Wright
(In millions)	2014	2013	Chg		2014	2013	Chg		2014	2013	Chg		2014	2013	Chg	2014	2013	Chg
Sales
Organic	$253.3	$241.7	5%		$186.0	$193.4	(4%)		$183.0	$162.6	13%		$—	$—		$622.3	$597.7	4%
Incremental (1)	17.8	—			4.5	—			1.2	—			—	—		23.6	—
Foreign Currency Fav (Unfav) (2)	4.5	—			1.8	—			0.2	—			—	—		6.5	—
Total net sales	$275.7	$241.7	14%		$192.3	$193.4	(1%)		$184.5	$162.6	13%		$—	$—		$652.5	$597.7	9%

Operating income (expense)
Organic	$35.8	$27.0	33%		$23.6	$29.9	(21%)		$20.8	$15.8	32%		$(6.3)	$(12.1)	(48%)	$73.9	$60.6	22%
OI Margin %	14.1%	11.2%	290	bps	12.7%	15.4%	(270	) bps	11.4%	9.7%	170	bps				11.9%	10.1%	180	bps
Incremental (1)	2.0	—			1.0	—			(0.3)	—			—			2.7	—
Foreign Currency Fav (Unfav) (2)	(0.1)	—			(0.1)	—			0.3	—			—			0.1	—
Total operating income (expense)	$37.7	$27.0	40%		$24.5	$29.9	(18%)		$20.7	$15.8	31%		$(6.3)	$(12.1)	(48%)	$76.7	$60.6	27%
OI Margin %	13.7%	11.2%	250	bps	12.7%	15.4%	(270	) bps	11.2%	9.7%	150	bps				11.7%	10.1%	160	bps

	Six Months Ended June 30, 2014
	Commercial/Industrial				Defense				Energy				Corporate & Other			Total Curtiss - Wright
Sales	2014	2013	Chg		2014	2013	Chg		2014	2013	Chg		2014	2013	Chg	2014	2013	Chg
Organic	$491.3	$462.0	6%		$366.8	$381.0	(4%)		$354.5	$323.3	10%		$—	$—		$1,212.6	$1,166.3	4%
Incremental (1)	43.6	—			10.0	—			1.7	—			—	—		55.3	—
Foreign Currency Fav (Unfav) (2)	7.2	—			2.4	—			0.4	—			—	—		10.0	—
Total net sales	$542.1	$462.0	17%		$379.2	$381.0	—%		$356.6	$323.3	10%		$—	$—		$1,277.9	$1,166.3	10%

Operating income (expense)
Organic	$67.9	$47.1	44%		$44.6	$47.1	(5%)		$36.1	$29.2	24%		$(13.9)	$(22.4)	38%	$134.7	$100.9	34%
OI Margin %	13.8%	10.2%	360	bps	12.1%	12.4%	(30	) bps	10.2%	9.0%	120	bps				11.1%	8.7%	240	bps
Incremental (1)	2.7	—			1.7	—			(0.4)	—			—			3.9	—
Foreign Currency Fav (Unfav) (2)	(0.4)	—			1.5	—			0.7	—			—			1.8	—
Total operating income (expense)	$70.2	$47.1	49%		$47.7	$47.1	1%		$36.4	$29.2	25%		$(13.9)	$(22.4)	38%	$140.5	$100.9	39%
OI Margin %	13.0%	10.2%	280	bps	12.6%	12.4%	20	bps	10.2%	9.0%	120	bps				11.0%	8.7%	230	bps

Amounts may not add due to rounding

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the six months ended June 30, 2014.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2013 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2014 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2014. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2013 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2014.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1 - April 30	94,600	$62.33	1,262,987	2,427,013
May 1 - May 31	93,500	66.51	1,356,487	2,333,513
June 1 - June 30	101,100	67.08	1,457,587	2,232,413
For the quarter ended	289,200	$65.34	1,457,587	2,232,413

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2014.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2014 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2013 Annual Report on Form 10-K.

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
Dated: July 31, 2014