Form 10-Q
period 2014-09-30
CURTISS WRIGHT CORP
filed 2014-10-30
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

or

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

Common Stock, par value $1.00 per share: 48,024,062 shares (as of September 30, 2014).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Product sales	$457,026	$417,259	$1,351,126	$1,232,336
Service sales	102,468	95,150	322,828	301,080
Total net sales	559,494	512,409	1,673,954	1,533,416

Cost of product sales	301,592	270,902	890,051	809,949
Cost of service sales	64,474	62,829	207,430	196,492
Total cost of sales	366,066	333,731	1,097,481	1,006,441

Gross profit	193,428	178,678	576,473	526,975

Research and development expenses	16,909	14,693	51,150	45,395
Selling expenses	30,659	31,816	95,504	95,279
General and administrative expenses	71,720	66,539	222,757	221,311
Operating income	74,140	65,630	207,062	164,990
Interest expense	(9,013)	(9,701)	(27,054)	(27,701)
Other income, net	(158)	288	(64)	852
Earnings from continuing operations before income taxes	64,969	56,217	179,944	138,141
Provision for income taxes	20,659	18,282	56,359	43,801
Earnings from continuing operations	44,310	37,935	123,585	94,340
Loss from discontinued operations, net of taxes	(19,277)	(1,574)	(26,997)	(3,666)
Net earnings	$25,033	$36,361	$96,588	$90,674

Basic earnings per share
Earnings from continuing operations	$0.92	$0.81	$2.57	$2.02
Loss from discontinued operations	(0.40)	(0.04)	(0.56)	(0.08)
Total	$0.52	$0.77	$2.01	$1.94
Diluted earnings per share
Earnings from continuing operations	0.90	0.79	2.52	1.98
Loss from discontinued operations	(0.39)	(0.03)	(0.55)	(0.08)
Total	0.51	0.76	1.97	1.90
Dividends per share	0.13	0.10	0.39	0.29
Weighted-average shares outstanding:
Basic	48,067	47,081	48,054	46,839
Diluted	49,101	48,063	49,136	47,685

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$25,033	$36,361	$96,588	$90,674
Other comprehensive income
Foreign currency translation, net of tax (1)	$(47,934)	$33,886	$(40,114)	$(7,864)
Pension and postretirement adjustments, net of tax (2)	1,147	(13,982)	2,847	41,669
Other comprehensive income, net of tax	(46,787)	19,904	(37,267)	33,805
Comprehensive income (loss)	$(21,754)	$56,265	$59,321	$124,479

(1) The tax expense included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2014 were $2.0 million and $1.3 million, respectively. The tax expense included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2013 were $1.4 million and $1.5 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2014 were $0.7 million and $1.6 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2013 were $20.6 million and $23.5 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$222,471	$175,294
Receivables, net	539,638	603,592
Inventories, net	403,924	452,087
Deferred tax assets, net	46,707	47,650
Assets held for sale	316,211	—
Other current assets	81,731	58,660
Total current assets	1,610,682	1,337,283
Property, plant, and equipment, net	464,683	515,718
Goodwill	991,487	1,110,429
Other intangible assets, net	364,144	471,379
Other assets	22,827	23,465
Total assets	$3,453,823	$3,458,274
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$606	$1,334
Accounts payable	148,617	186,941
Accrued expenses	134,048	142,935
Income taxes payable	2,783	789
Deferred revenue	168,384	164,343
Liabilities held for sale	77,303	—
Other current liabilities	44,339	38,251
Total current liabilities	576,080	534,593
Long-term debt	936,006	958,604
Deferred tax liabilities, net	111,325	123,644
Accrued pension and other postretirement benefit costs	105,826	138,904
Long-term portion of environmental reserves	15,204	15,498
Other liabilities	111,790	134,326
Total liabilities	1,856,231	1,905,569
Contingencies and commitments (Note 13)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 49,189,702 shares issued at September 30, 2014 and December 31, 2013; outstanding shares were 48,024,062 at September 30, 2014 and 47,638,835 at December 31, 2013	49,190	49,190
Additional paid in capital	160,037	150,618
Retained earnings	1,458,782	1,380,981
Accumulated other comprehensive (loss) income	(12,008)	25,259
Common treasury stock, at cost (1,165,640 shares at September 30, 2014 and 1,550,867 shares at December 31, 2013)	(58,409)	(53,343)
Total stockholders' equity	1,597,592	1,552,705
Total liabilities and stockholders' equity	$3,453,823	$3,458,274

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net earnings	$96,588	$90,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,934	89,660
Loss on sale of businesses	15,178	—
Net loss on sale of fixed assets	402	40
Deferred income taxes	12,130	5,880
Share-based compensation	6,542	5,475
Impairment of fixed assets	2,357	—
Impairment of assets held for sale	17,573	—
Change in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable, net	(17,031)	26,388
Inventories, net	(27,951)	(36,335)
Progress payments	(10,249)	(7,589)
Accounts payable and accrued expenses	(20,072)	(6,803)
Deferred revenue	18,525	(13,303)
Income taxes payable	(6,053)	(11,672)
Net pension and postretirement liabilities	(30,825)	(12,152)
Other current and long-term assets and liabilities	5,125	4,123
Net cash provided by operating activities	153,173	134,386
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	701	1,542
Proceeds from divestitures, net of cash sold	54,096	—
Proceeds from insurance	2,357	—
Additions to property, plant, and equipment	(54,480)	(57,876)
Acquisition of businesses, net of cash acquired	(34,362)	(101,230)
Additional consideration on prior period acquisitions	(989)	(6,303)
Net cash used for investing activities	(32,677)	(163,867)
Cash flows from financing activities:
Borrowings under revolving credit facility	363,458	610,735
Borrowings on debt	—	500,000
Payment of revolving credit facility	(414,157)	(906,907)
Principal payments on debt	(80)	(125,024)
Repurchases of common stock	(44,555)	—
Proceeds from share-based compensation	34,924	21,556
Dividends paid	(12,536)	(8,892)
Capital lease payments	158	—
Excess tax benefits from share-based compensation plans	7,717	773
Net cash provided by (used for) financing activities	(65,071)	92,241
Effect of exchange-rate changes on cash	(8,248)	(3,421)
Net increase in cash and cash equivalents	47,177	59,339
Cash and cash equivalents at beginning of period	175,294	112,023
Cash and cash equivalents at end of period	$222,471	$171,362
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$638	$1,500
Property and equipment acquired under build to suit transaction	$14,886	$—
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	137,981	—	—
Other comprehensive income, net of tax	—	—	—	80,767	—
Dividends paid	—	—	(18,377)	—	—
Stock options exercised, net of tax	—	(5,728)	—	—	34,451
Restricted stock	—	(2,127)	—	—	5,796
Share-based compensation	—	6,920	—	—	430
Other	—	(330)	—	—	330
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	96,588	—	—
Other comprehensive loss, net of tax	—	—	—	(37,267)	—
Dividends declared	—	—	(18,787)	—	—
Stock options exercised, net of tax	—	5,575	—	—	35,688
Restricted stock	—	(2,052)	—	—	3,155
Share-based compensation	—	6,308	—	—	234
Repurchase of common stock	—	—	—	—	(44,555)
Other	—	(412)	—	—	412
September 30, 2014	$49,190	$160,037	$1,458,782	$(12,008)	$(58,409)

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

The unaudited condensed consolidated financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. There were no individual significant changes in estimated contract costs in the three and nine month periods ended September 30, 2014 and 2013. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

Discontinued operations

During the second quarter the Corporation sold its Benshaw and 3D Radar businesses, which had been previously reported within the Defense segment, and during the third quarter, the Corporation sold its Vessels business, which had been previously reported within the Energy segment. In addition, during the third quarter, the Corporation reclassified (i) the upstream processing and downstream refining oil and gas businesses (ii) an engineered packaging business and an aviation ground vehicle support business and (iii) two surface treatment facilities, which had previously been reported within the Energy, Defense, and Commercial/Industrial segments, respectively, as assets held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation. Please refer to Footnote 3 of our Condensed Consolidated Financial Statements for further information.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Corporation acquired three businesses during the nine months ended September 30, 2014, described in more detail below.

The amounts of net sales and net earnings included in the Corporation’s consolidated statement of earnings from the acquisition date to the period ended September 30, 2014 are $12.6 million and $0.3 million, respectively.

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

As it relates to the prior year, the following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2013 as if the acquisitions had occurred on January 1, 2013 for purposes of the financial information presented for the period ended September 30, 2013.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands, except per share data)	2013	2013
Net sales	$622,965	$1,880,664
Net earnings from continuing operations	38,571	94,610
Diluted earnings per share from continuing operations	0.80	1.98

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on historical financial information.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had the Corporation completed the acquisition on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•
Additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $1.0 million and $3.7 million for the three and nine months ended, September 30, 2013, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012 of $1.2 million and $4.3 million for the three and nine months ended, September 30, 2013, respectively.

3.           DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014 the Corporation has identified certain businesses which it considers non-core. The Corporation considers businesses non-core when the business' products or services do not complement its existing businesses and where the long-term growth prospects are below the Corporation's expectations. As part of this initiative, the Corporation has divested three businesses, two in the second quarter of 2014 and one in the third quarter of 2014. Additionally, during the third quarter of 2014, the Corporation classified certain other businesses as held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

COMMERCIAL/INDUSTRIAL

Surface Technologies

During the third quarter of 2014, the Corporation committed to a plan to sell two surface technology treatment facilities, within the Commercial/Industrial segment. As of September 30, 2014, the business has been classified as held for sale and the results of operations for the businesses have been presented as discontinued operations. Discontinued operations for the three and nine months ended September 30, 2014, included net sales of $1.2 million and $3.7 million, respectively, and a loss before income taxes of $1.1 million for both the three and nine months ended September 30, 2014. Included in the three and nine months ended September 30, 2014 loss before income taxes is a $1.0 million impairment on the held for sale asset disposal group.

DEFENSE

Aviation Ground Support Equipment

During the third quarter of 2014, the Corporation committed to a plan to sell its aviation ground support equipment business, within the Defense segment. As of September 30, 2014, the business has been classified as held for sale and the results of operations for the business have been presented as discontinued operations. Discontinued operations for the three and nine months ended September 30, 2014, included net sales of $7.4 million and $21.1 million, respectively, and a loss before income taxes of $6.6 million and $7.7 million, respectively. Included in the three and nine months ended September 30, 2014 loss before income taxes is a $6.5 million impairment on the held for sale asset disposal group.

Engineered Packaging

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the third quarter of 2014, the Corporation committed to a plan to sell its Engineered Packaging business, within the Defense segment. As of September 30, 2014, the business has been classified as held for sale and the results of operations for the business have been presented as discontinued operations. Discontinued operations for the three and nine months ended September 30, 2014, included net sales of $4.5 million and $15.0 million, respectively, and a loss before income taxes of $2.6 million and $1.4 million, respectively. Included in the three and nine months ended September 30, 2014 loss before income taxes is a $3.0 million impairment on the held for sale asset disposal group.

Benshaw

On June 30, 2014, the Corporation sold the assets of its Benshaw business, which was reported in the Defense segment, to Regal-Beloit Corporation for $49.7 million in cash, net of cash sold, and the final working capital adjustment. Benshaw's operating results are included in discontinued operations in the Corporation’s Consolidated Statement of Earnings for all periods presented. Discontinued operations included net sales of $14.3 million and $29.0 million for the three and six months ended June 30, 2014, respectively. Discontinued operations included a loss before income taxes of $2.4 million and $3.1 million for the three and six months ended June 30, 2014, respectively. The Corporation recognized a pre-tax loss on divestiture of $7.3 million.

3D Radar

On April 30, 2014, the Corporation sold the assets of the 3D Radar business, within the Defense segment, to Chemring Group PLC for $2.4 million in cash, net of the final working capital adjustment. 3D Radar's operating results are included in discontinued operations in the Corporation’s Consolidated Statement of Earnings for all periods presented. The disposal resulted in a $0.6 million pre-tax gain. Discontinued operations included net sales of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively and a loss before income taxes of $0.3 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

ENERGY

Downstream

During the third quarter of 2014, the Corporation committed to a plan to sell its downstream oil and gas business, within the Energy segment. As of September 30, 2014, the business has been classified as held for sale and the results of operations for the business has been presented as discontinued operations. Discontinued operations for the three and nine months ended September 30, 2014, included net sales of $29.0 million and $85.0 million, respectively, and a loss before income taxes of $10.3 million for both the three and nine months ended September 30, 2014. Included in the three and nine months ended September 30, 2014 loss before income taxes is a $7.0 million impairment on the Downstream held for sale asset disposal group.

Upstream

During the third quarter of 2014, the Corporation committed to a plan to sell its upstream oil and gas business, within the Energy segment. As of September 30, 2014, the business has been classified as held for sale and the results of operations for the business has been presented as discontinued operations. Discontinued operations for the three and nine months ended September 30, 2014, included net sales of $35.1 million and $116.0 million, respectively, and earnings before income taxes of $3.7 million and $11.1 million for the three and nine months ended September 30, 2014, respectively.

Vessels

During the third quarter of 2014, the Corporation completed the sale of its Vessels business, within the Energy segment, for $2.0 million in cash, net of transaction costs. The Corporation recognized a pre-tax loss on divestiture of $8.6 million. Discontinued operations for the three and nine months ended September 30, 2014, included net sales of $1.8 million and $5.5 million, respectively, and a loss before income taxes of $2.8 million and $10.8 million, respectively.

The aggregate financial results of all discontinued operations were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$79,099	$88,258	$275,612	$277,625
Loss from discontinued operations before income taxes(1)	(19,642)	(2,642)	(24,317)	(6,045)
Income tax benefit	5,470	1,068	6,849	2,379
Loss on sale businesses (2)	$(5,105)	$—	$(9,529)	$—
Loss from discontinued operations	$(19,277)	$(1,574)	$(26,997)	$(3,666)

(1) - Loss from discontinued operations before income taxes includes approximately $17.6 million of held for sale impairment expense in the three and nine months ended September 30, 2014.

(2) - Net of tax benefit for the three and nine months ended September 30, 2014 of $3.0 million and $5.8 million, respectively.

The aggregate components of the assets classified as held for sale, are as follows:

September 30, 2014
Assets held for sale:
Receivables, net	$73,021
Inventories, net	52,469
Property, plant, and equipment, net	34,973
Goodwill	106,531
Intangibles	62,719
Other assets	4,028
Reserve for assets held for sale	(17,530)
Total assets held for sale, current	$316,211
Liabilities held for sale
Accounts payable	$21,170
Accrued expenses	11,066
Income taxes payable	298
Other current liabilities	16,471
Deferred tax liabilities, net	28,262
Other liabilities	36
Total liabilities held for sale, current	$77,303

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	September 30, 2014	December 31, 2013
Billed receivables:
Trade and other receivables	$394,822	$444,841
Less: Allowance for doubtful accounts	(5,915)	(6,857)
Net billed receivables	388,907	437,984
Unbilled receivables:
Recoverable costs and estimated earnings not billed	162,416	184,120
Less: Progress payments applied	(11,685)	(18,512)
Net unbilled receivables	150,731	165,608
Receivables, net	$539,638	$603,592

5.           INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year. Long-term contract inventory includes an immaterial amount of claims or other similar items subject to uncertainty concerning their determination or realization. Inventories are valued at the lower of cost or market. The composition of inventories is as follows:

	(In thousands)
	September 30, 2014	December 31, 2013
Raw materials	$204,542	$231,219
Work-in-process	104,588	114,372
Finished goods and component parts	98,493	117,444
Inventoried costs related to long-term contracts	62,011	58,796
Gross inventories	469,634	521,831
Less: Inventory reserves	(53,788)	(54,400)
Progress payments applied	(11,922)	(15,344)
Inventories, net	$403,924	$452,087

As of September 30, 2014 and December 31, 2013, inventory also includes capitalized contract development costs of $43.9 million and $37.1 million, respectively, related to certain aerospace and defense programs.  These capitalized costs will be liquidated as production units are delivered to the customers.  As of September 30, 2014 and December 31, 2013, $13.0 million and $13.8 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill, revised to reflect the Corporation's new segment structure, for the nine months ended September 30, 2014 are as follows:

	(In thousands)
	Commercial/Industrial	Defense	Energy	Consolidated
December 31, 2013	$347,819	$485,431	$277,179	$1,110,429
Acquisitions	13,790	—	4,705	18,495
Assets held for sale	—	(4,735)	(101,796)	(106,531)
Divestitures	—	(11,355)	(1,460)	(12,815)
Goodwill adjustments	(1,096)	(254)	—	(1,350)
Foreign currency translation adjustment	(5,199)	(10,763)	(779)	(16,741)
September 30, 2014	$355,314	$458,324	$177,849	$991,487

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets. Intangible assets related to discontinued operations have been reclassified to Assets held for sale.

	(In thousands)
September 30, 2014	Gross	Accumulated Amortization	Net
Technology	$180,362	$(83,173)	$97,189
Customer related intangibles	363,429	(120,094)	243,335
Other intangible assets	39,957	(16,337)	23,620
Total	$583,748	$(219,604)	$364,144

	(In thousands)
December 31, 2013	Gross	Accumulated Amortization	Net
Technology	$213,888	$(88,644)	$125,244
Customer related intangibles	430,604	(127,194)	303,410
Other intangible assets	66,436	(23,711)	42,725
Total	$710,928	$(239,549)	$471,379

During the first nine months of 2014, the Corporation acquired intangible assets of $13.5 million, primarily consisting of Customer related intangibles of $13.2 million with a weighted average amortization period of 13.3 years.
Total intangible amortization expense for the nine months ended September 30, 2014 and September 30, 2013 was $36.0 million.  The estimated amortization expense for the five years ending December 31, 2014 through 2018 is $45.9 million, $43.0 million, $41.7 million, $41.1 million, and $39.6 million, respectively.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Forward Foreign Exchange and Currency Option Contracts

The Corporation has foreign currency exposure primarily in the United Kingdom, Europe, and Canada.  The Corporation uses financial instruments, primarily forward contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at September 30, 2014.

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

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	September 30, 2014	December 31, 2013
Assets
Undesignated for hedge accounting
Forward exchange contracts	$55	$605
Total asset derivatives (A)	$55	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$22,394	$49,845
Undesignated for hedge accounting
Forward exchange contracts	$198	$277
Total liability derivatives (B)	$22,592	$50,122

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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and nine months ended September 30, were as follows:

	(In thousands)
	Gain/(Loss) on Swap				Gain/(Loss) on Borrowings
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Income Statement Classification	2014	2013	2014	2013	2014	2013	2014	2013
Other income, net	$2,517	$(3,106)	$27,451	$(39,679)	$(2,517)	$3,106	$(27,451)	$39,679

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and nine months ended September 30, were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives not designated as hedging instrument	2014	2013	2014	2013
Forward exchange contracts:
General and administrative expenses	$2,446	$2,143	$1,516	$(3,693)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of September 30, 2014.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2017	—	—	50,000	50,000
5.51% Senior notes due 2017	150,000	164,382	150,000	163,059
3.84% Senior notes due 2021	99,431	99,431	98,632	98,632
3.70% Senior notes due 2023	225,000	225,490	225,000	209,140
3.85% Senior notes due 2025	94,771	94,771	88,555	88,555
4.24% Senior notes due 2026	187,924	187,924	173,557	173,557
4.05% Senior notes due 2028	70,479	70,479	64,411	64,411
4.11% Senior notes due 2028	100,000	98,712	100,000	89,252
Other debt	607	607	1,383	1,383
Total debt	$936,612	$950,196	$959,938	$946,389

Nonrecurring measurements
As discussed in Note 3. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during the third quarter. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $17.6 million, which was included in the loss from discontinued operations before income taxes for the three and nine month periods ended September 30, 2014. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other observable inputs.

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

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2014 and 2013 are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$6,227	$8,449	$18,969	$30,167
Interest cost	7,799	7,163	22,895	20,679
Expected return on plan assets	(10,521)	(9,306)	(31,359)	(27,067)
Amortization of prior service cost	157	165	472	719
Amortization of unrecognized actuarial loss	2,147	3,560	5,113	11,767
Curtailments	—	(2,818)	—	(107)
Net periodic benefit cost	$5,809	$7,213	$16,090	$36,158

During the nine months ended September 30, 2014, the Corporation made $39.8 million in contributions to the Curtiss-Wright Pension Plan, and does not expect to make further contributions in 2014.  In addition, contributions of $3.1 million were made to the Corporation’s foreign benefit plans during the nine months ended September 30, 2014.  Contributions to the foreign benefit plans are expected to be $3.4 million in 2014.

Other Postretirement Benefit Plans

The components of the Corporation's net postretirement benefit cost for the three and nine months ended September 30, 2014 and 2013 are as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$71	$81	$212	$280
Interest cost	220	213	658	630
Amortization of prior service cost	(164)	(158)	(492)	(472)
Amortization of unrecognized actuarial gain	(203)	(140)	(608)	(460)
Net postretirement benefit cost (income)	$(76)	$(4)	$(230)	$(22)

During the nine months ended September 30, 2014, the Corporation paid $1 million to the postretirement plans.  During 2014, the Corporation anticipates contributing $1.7 million to the postretirement plans.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  The expense relating to the plan was $10.6 million for the nine months ended September 30, 2014.  The Corporation made $4.8 million in contributions to the plan during the nine months ended September 30, 2014, and expects to make total contributions of $7.0 million in 2014.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	48,067	47,081	48,054	46,839
Dilutive effect of stock options and deferred stock compensation	1,034	982	1,082	846
Diluted weighted-average shares outstanding	49,101	48,063	49,136	47,685

As of September 30, 2014, there were no options outstanding that were considered anti-dilutive. As of September 30, 2013 there were 304,000 stock options outstanding that could potentially dilute earnings per share in the future, which were excluded from the computation of diluted earnings per share, as they would be considered anti-dilutive.

11.           SEGMENT INFORMATION

Prior to the first quarter of 2014, the Corporation reported its results of operations through three segments: Flow Control, Controls, and Surface Technologies. Beginning in the first quarter of 2014, the Corporation realigned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As a result of this realignment the Corporation has three new reportable segments: Commercial/Industrial, Defense, and Energy. The Corporation's former Surface Technologies segment is consolidated within the new Commercial/Industrial segment. The commercial businesses which were in the former Controls segment form part of the new Commercial/Industrial segment. The Corporation's defense businesses, which were primarily in the Corporation’s former Controls segment and to a lesser extent in the former Flow Control segment, are now consolidated within the new Defense segment. The Corporation's Oil and Gas and Nuclear divisions, which were in the former Flow Control segment, form the new Energy segment.

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

Net sales and operating income by reportable segment was as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales
Commercial/Industrial	$273,562	$240,490	$814,282	$700,343
Defense	183,498	176,052	539,782	535,773
Energy	104,018	97,372	325,105	302,398
Less: Intersegment revenues	(1,584)	(1,505)	(5,215)	(5,098)
Total consolidated	$559,494	$512,409	$1,673,954	$1,533,416

Operating income (expense)
Commercial/Industrial	$40,096	$31,145	$106,615	$75,524
Defense	26,974	25,521	73,553	71,808
Energy	17,491	15,102	51,294	45,628
Corporate and eliminations (1)	(10,421)	(6,138)	(24,400)	(27,970)
Total consolidated operating income	$74,140	$65,630	$207,062	$164,990
Reconciliation to Earnings from continuing operations before income taxes
Interest expense	$(9,013)	$(9,701)	$(27,054)	$(27,701)
Other income, net	$(158)	$288	$(64)	$852
Earnings from continuing operations before income taxes	$64,969	$56,217	$179,944	$138,141

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

	(In thousands)
	September 30, 2014	December 31, 2013
Identifiable assets
Commercial/Industrial	$1,351,756	$1,310,521
Defense	1,180,390	1,292,462
Energy	795,642	798,028
Corporate and Other	126,035	57,263
Total consolidated	$3,453,823	$3,458,274

Within the Commercial/Industrial, Defense and Energy segments are $1.7 million, $23.5 million, and $291.1 million, respectively, of assets classified as held for sale.

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive (loss) income, net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2012	$65,722	$(121,230)	$(55,508)
Current period other comprehensive income (loss) (1)	(6,619)	87,386	80,767
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive income before reclassifications (1)	(40,114)	(18)	(40,132)
Amounts reclassified from accumulated other comprehensive income (1)	—	2,865	2,865
Net current period other comprehensive income	(40,114)	2,847	(37,267)
September 30, 2014	$18,989	$(30,997)	$(12,008)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	20	(1)
Amortization of actuarial losses	(4,505)	(1)
	(4,485)	Total before tax
	1,620	Income tax
Total reclassifications	$(2,865)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, Pension and Other Postretirement Benefit Plans.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss, such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover all the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Environmental Matters

The aggregate environmental liability was $16.0 million at September 30, 2014 and $16.3 million at December 31, 2013.  All environmental reserves exclude any potential recovery from insurance carriers or third-party legal actions.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At September 30, 2014 and December 31, 2013, there were $40.4 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $18.2 million and $23.2 million of bank guarantees outstanding, respectively.   In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Defense segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. As of September 30, 2014, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant counterclaims and uncertainties as to which parties are responsible for the delays.  Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter.  As of September 30, 2014, the range of possible loss is $0 to $40 million for the delivery dates that have not been met.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Energy segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 33% of our 2014 revenues are expected to be generated from defense-related markets.

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

RESULTS OF OPERATIONS

Analytical Definitions

As discussed in Note 3, Discontinued Operations and Assets Held for Sale, during the three and nine month period ended September 30, 2014, we have sold certain businesses and classified certain other businesses as held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation.

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

The MD&A is organized into the following sections: Consolidated Statements of Earnings, Results by Business Segment, and Liquidity and Capital Resources.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% change	2014	2013	% change
Sales
Commercial/Industrial	$273,107	$240,184	14%	$812,724	$699,610	16%
Defense	182,790	175,728	4%	537,908	534,622	1%
Energy	103,597	96,497	7%	323,322	299,184	8%
Total sales	$559,494	$512,409	9%	$1,673,954	$1,533,416	9%

Operating income
Commercial/Industrial	$40,096	$31,145	29%	$106,615	$75,524	41%
Defense	26,974	25,521	6%	73,553	71,808	2%
Energy	17,491	15,102	16%	51,294	45,628	12%
Corporate and eliminations	(10,421)	(6,138)	(70)%	(24,400)	(27,970)	13%
Total operating income	$74,140	$65,630	13%	$207,062	$164,990	25%

Interest expense	(9,013)	(9,701)	(7)%	(27,054)	(27,701)	(2)%
Other income, net	(158)	288	NM	(64)	852	NM

Earnings before taxes	64,969	56,217	16%	179,944	138,141	30%
Provision for income taxes	20,659	18,282	13%	56,359	43,801	29%
Net earnings from continuing operations	$44,310	$37,935	17%	$123,585	$94,340	31%

New orders	$590,154	$504,378	17%	$1,870,560	$1,569,147	19%

NM- not a meaningful percentage

Sales

Sales for the third quarter of 2014 increased $47 million, or 9%, to $559 million, compared with the same period in 2013. On a segment basis, the Commercial/Industrial segment contributed $33 million of increased sales and the Energy and Defense segment each contributed $7 million of increased sales.

Sales for the first nine months of 2014 increased $141 million, or 9%, to $1,674 million, compared with the same period in 2013.   On a segment basis, the Commercial/Industrial segment and the Energy segment contributed $113 million and $24 million of increased sales, respectively, while sales in the Defense segment were flat.

The first table below further depicts our sales by market, while the second table depicts the components of our sales and operating income growth.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	(In thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% change	2014	2013	% change
Defense markets:
Aerospace	$70,670	$60,741	16%	$208,123	$188,720	10%
Ground	23,790	20,276	17%	55,336	58,899	(6%)
Naval	93,581	89,812	4%	281,283	262,753	7%
Other	3,845	2,393	61%	6,121	12,279	(50%)
Total Defense	$191,886	$173,222	11%	$550,863	$522,651	5%

Commercial markets:
Aerospace	$106,208	$95,811	11%	$316,032	$282,068	12%
Oil and Gas	56,279	50,782	11%	179,941	140,673	28%
Power Generation	99,022	108,966	(9%)	316,553	342,410	(8%)
General Industrial	106,099	83,628	27%	310,565	245,614	26%
Total Commercial	$367,608	$339,187	8%	$1,123,091	$1,010,765	11%

Total Curtiss-Wright	$559,494	$512,409	9%	$1,673,954	$1,533,416	9%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	4%	7%	3%	20%
Acquisitions	5%	5%	5%	4%
Foreign currency	—%	1%	1%	1%
Total	9%	13%	9%	25%

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Sales

Sales in the defense market increased $19 million, or 11%, to $192 million, from the comparable prior year period, primarily due to increased production levels on the Virginia class submarine and increased sales of embedded computing products on various helicopter programs.

Commercial sales increased $28 million, or 8%, to $368 million, from the comparable prior year period, due to incremental contributions from our acquisitions and increased organic sales to the commercial aerospace market. Sales in the commercial aerospace market increased primarily due to higher sales of actuation equipment on the Boeing 787 program, and increased surface technology services, while sales increased in the general industrial market primarily due to the incremental contribution from our Arens acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income

During the third quarter of 2014, operating income increased $9 million, or 13%, to $74 million, and operating margin increased 50 basis points to 13.3% compared with the same period in 2013. Acquisitions contributed $3 million of operating income. The increase in operating income primarily reflects the increases in sales within our Commercial/Industrial segment, the benefits from our organizational realignment, and ongoing operating margin improvement initiatives.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Sales

Sales in the defense market increased $28 million, or 5%, to $551 million, from the comparable prior year period, primarily due to increased sales in the aerospace defense and naval defense markets, which were partially offset by lower sales in the ground defense market. Our Parvus acquisition contributed $16 million of incremental sales. The increase in sales in the aerospace defense market was driven primarily by increased sales of our embedded computing products on various helicopter programs. In addition, sales in the naval defense market increased primarily due to higher production levels on the Virginia class submarine. Sales in the ground defense market slightly decreased primarily due to lower sales of our turret drive stabilization systems on international ground defense platforms.

Commercial sales increased $112 million, or 11%, to $1,123 million, from the comparable prior year period, primarily due to increased sales in the commercial aerospace, oil and gas, and general industrial markets, which were partially offset by lower sales in the power generation market. The increase in sales in the commercial aerospace market was driven primarily by increased product sales on the Boeing 787 platform. Sales increased in the oil and gas market primarily due to higher global demand for severe-service industrial valves and pressure relief valves. In addition, sales increased in the general industrial market due to the incremental contribution from our Arens acquisition and higher sales of industrial vehicle product sales. In the power generation market, sales decreased primarily due to lower levels of production on the AP1000 Domestic and China orders.

Operating income

During the nine months ended September 30, 2014, operating income increased $42 million, or 25%, to $207 million, and operating margin improved 160 basis points, to 12.4%, compared with the same period in 2013. Acquisitions contributed $7 million of incremental operating income. On a segment basis, the increase in operating income in our Commercial/Industrial segment primarily reflects the increase in sales and our cost containment efforts. In our Defense segment, operating income increased slightly as our continuing productivity improvement initiatives offset increases in cost and lower levels of production on the AP1000 China program and lower levels of production on the AP1000 Domestic program. In our Energy segment, operating income increased primarily due to increased product sales.

Three and nine months ended September 30, 2014 compared with three and nine months ended September 30, 2013

Non-segment operating expense

Non-segment operating expense increased $4 million, to $10 million in the current quarter, compared with the same period in 2013, primarily due to higher foreign currency exchanges losses. Non-segment operating expense decreased $4 million to $24 million in the first nine months of 2014, as compared to the prior year period, primarily due to lower pension expense partially offset by higher foreign currency exchange losses.

Interest expense

Interest expense in the current quarter and first nine months of 2014 of $9 million and $27 million, respectively, was essentially flat as compared to the respective prior year periods.

Effective tax rate

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Our effective tax rates for the current quarter and first nine months of 2014 was 31.8% and 31.3%, respectively, essentially flat as compared to the effective tax rates of 32.5% and 31.7%, in the comparable prior year periods.

Net earnings from continuing operations

Net earnings from continuing operations increased $6 million, or 17%, to $44 million, in the current quarter and $29 million, or 31%, to $124 million, in the first nine months of 2014, compared with the same period in 2013, primarily due to higher operating income in our Commercial/Industrial segment.

Comprehensive income

Pension and Postretirement adjustments
Pension and postretirement adjustments within comprehensive income increased approximately $15 million to $1 million in the current quarter and decreased approximately $39 million to $3 million in the nine month period ended September 30, 2014, compared with the same period in 2013. The increase in pension and postretirement adjustments within comprehensive income for the current quarter is primarily related to an out of period adjustment of $18 million recorded in the third quarter of 2013 to record the tax impact on the second quarter remeasurement of our CW Pension plan. The decrease in pension and postretirement adjustments within comprehensive income for the nine month period ended September 30, 2014 is primarily due to an amendment that was made to the Corporation's pension plan in the second quarter of 2013. The amendment to the pension plan resulted in a curtailment which required a remeasurement of the assets and liabilities of the Curtiss-Wright Pension Plan.  The combined impact of the remeasurement and curtailment was a pre-tax $48 million adjustment to other comprehensive income in the second quarter of 2013.
Foreign Currency Translation adjustments

The decrease in foreign currency translation adjustments to comprehensive income of $82 million, to $48 million, is primarily due to an decrease in the Canadian and British Pound exchange rates during the three month period ended September 30, 2014, as compared to an increase in the Canadian and British Pound exchange rates during the three month period ended September 30, 2013.  In addition, during the three month period ended September 30, 2014 the Euro exchange rate decreased compared to an increase in the prior period.

The decrease in foreign currency translation adjustments to comprehensive income of $32 million, to $40 million, for the nine months ended September 30, 2014 is primarily due to a more significant decrease in the Canadian and British Pound exchange rates during the nine month period ended September 30, 2014 as compared to the prior year period. In addition, during the nine month period ended September 30, 2014 the Euro exchange rate decreased compared to an increase in the prior period.

New orders

New orders for the current quarter increased $86 million, to $590 million, compared with the same period in 2013, primarily in our defense segment due to a new contract for our turret drive stabilization systems. Acquisitions from the last twelve months contributed $30 million of incremental new orders to the current quarter.

New orders for the first nine months of 2014 increased $301 million to $1,871 million, compared with the same period in 2013, primarily in our defense segment due to higher orders on naval defense programs and a new contract for our turret drive stabilization systems. Acquisitions from the last twelve months contributed $82 million of incremental new orders to the first nine months of 2014.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	(In thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	% change		2014	2013	% change
Sales	$273,107	$240,184	14%		$812,724	$699,610	16%
Operating income	40,096	31,145	29%		106,615	75,524	41%
Operating margin	14.7%	13.0%	170	bps	13.1%	10.8%	230	bps
New orders	$272,977	$256,131	7%		$823,076	$755,756	9%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	6%	23%	6%	36%
Acquisitions	7%	6%	9%	6%
Foreign currency	1%	—%	1%	(1%)
Total	14%	29%	16%	41%

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Sales

Sales in the Commercial/Industrial segment are primarily to the commercial aerospace and general industrial markets and to a lesser extent, the defense and oil and gas markets.

Sales increased $33 million, or 14%, to $273 million, from the comparable prior year period, primarily due to both the incremental impact of acquisitions and strong demand in the commercial markets. Sales increased in the general industrial market due to our Arens acquisition which contributed $14 million of incremental sales and increased demand for our industrial vehicle products. In the commercial aerospace market, sales increased due to the ramp up in production rates on the Boeing 787 program and due to increased demand for our surface technology services.

Operating income

Operating income increased $9 million, or 29%, to $40 million, and operating margin increased 170 basis points from the prior year quarter to 14.7%.  Acquisitions contributed $2 million of incremental operating income. The increase in operating income is primarily due to increased sales of our surface technology services and higher sales of our industrial vehicle product sales as well as improved profitability resulting from our ongoing margin improvement initiatives.

New orders

New orders increased $17 million to $273 million, from the prior year period, primarily due to incremental new orders from acquisitions of $18 million.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Sales
Sales increased $113 million, or 16%, to $813 million, in the first nine months of 2014, compared with the same period in 2013, primarily due to both the incremental impact of acquisitions and strong demand in the commercial markets. Acquisitions contributed approximately $61 million of incremental sales, primarily due to our Arens acquisition, which contributed $29 million of incremental sales in the general industrial market. Sales in the commercial aerospace market increased primarily due to the ramp up in production rates on the Boeing 787 program and increased demand for our surface technology services.
Operating income

Operating income increased $31 million, or 41%, to $107 million, and operating margin increased 230 basis points from the prior year period to 13.1%.   Acquisitions contributed $5 million of incremental operating income. The increase in operating income is primarily due to increased profitability from our 2012 and 2013 acquisitions and increased sales of our surface technology services.

New orders

New orders increased $67 million, to $823 million, from the prior year period, primarily due to incremental new orders from acquisitions of $59 million.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	(In thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	% change		2014	2013	% change
Sales	$182,790	$175,728	4%		$537,908	$534,622	1%
Operating income	26,974	25,521	6%		73,553	71,808	2%
Operating margin	14.8%	14.5%	30	bps	13.7%	13.4%	30	bps
New orders	$228,203	$156,224	46%		$749,936	$511,095	47%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	—%	(2%)	(3%)	(4%)
Acquisitions	4%	6%	3%	4%
Foreign currency	—%	2%	1%	2%
Total	4%	6%	1%	2%

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Sales
Sales in the Defense segment are primarily to the defense markets and to a lesser extent, the nuclear power generation market.
Sales increased $7 million, or 4%, to $183 million, compared to the prior year period. Our Parvus acquisition contributed $6 million of incremental sales. Within the defense market, aerospace defense sales increased primarily due to higher sales of our embedded computing products on various helicopter programs. This increase in sales was partially offset by lower production levels on the AP1000 Domestic program within the power generation market.

Operating income

Operating income increased $1 million, or 6%, to $27 million, and operating margin increased 30 basis points from the prior year quarter to 14.8%.   The increase in operating income is primarily due to our cost reduction and containment initiatives within our defense businesses partially offset by an increase in costs on the AP1000 China program. Our Parvus acquisition contributed $1 million of incremental operating income.

New orders

New orders increased by $72 million to $228 million, from the prior year period, primarily due to a new contract for our turret drive stabilization systems.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Sales

Sales increased $3 million, or 1%, to $538 million, essentially flat compared to the prior year period. Our Parvus acquisition contributed $16 million of incremental sales. Within the defense market, naval defense sales increased primarily due to higher production of pumps and generators on the Virginia class submarine program and increased production on the DDG-51 Destroyer program. Aerospace defense sales increased primarily due to both the incremental contribution from Parvus and higher sales of our embedded computing products on various helicopter programs. In the ground defense market, sales decreased primarily due to lower sales of our turret drive stabilization systems on international ground defense platforms. Sales to the power generation market were lower primarily due to lower levels of production on the AP1000 Domestic and China programs.

Operating income

Operating income increased $2 million, or 2%, to $74 million, from the prior year, while operating margin increased 30 basis points to 13.7%. Our Parvus acquisition contributed $3 million of incremental operating income.

The increase in operating income was primarily due to the benefits of our continuing productivity improvement initiatives and the incremental impact of our Parvus acquisition. This improvement was partially offset by increases in cost and lower levels of production on the AP1000 China program as well as lower levels of production on the AP1000 Domestic program.

New orders

New orders increased by $239 million to $750 million, from the prior year period, primarily due to higher orders of pumps and generators in the naval defense market and a new contract for our turret drive stabilization systems.

Energy

The following tables summarize sales, operating income and margin, and new orders, within the Energy segment.

	(In thousands)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	% change		2014	2013	% change
Sales	$103,597	$96,497	7%		$323,322	$299,184	8%
Operating income	17,491	15,102	16%		51,294	45,628	12%
Operating margin	16.9%	15.7%	120	bps	15.9%	15.3%	60	bps
New orders	$88,974	$92,023	(3%)		$297,548	$302,296	(2%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 vs. 2013		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	4%	16%	7%	12%
Acquisitions	3%	(1%)	1%	(1%)
Foreign currency	—%	1%	—%	1%
Total	7%	16%	8%	12%

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Sales
Sales in the Energy segment are primarily to the oil and gas and nuclear power generation markets.
Sales increased $7 million, or 7%, to $104 million, from the comparable prior year period, primarily due to higher sales of pressure relief valves and severe-service industrial valves. In the power generation market, sales decreased slightly due to lower global aftermarket sales on existing nuclear reactors.

Operating income

During the third quarter of 2014, operating income increased $2 million, or 16%, to $17 million and operating margin increased 120 basis points to 16.9%.  Operating income increased primarily due to the increase in sales discussed above.

New orders

New orders were relatively flat at $89 million.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Sales

Sales increased $24 million, or 8%, to $323 million, from the comparable prior year period, primarily due to higher sales in the oil and gas market of our pressure relief and severe-service industrial valves. In the power generation market, sales increased primarily due to the timing of shipments of safety products to international operating reactors and a greater number of planned nuclear outages in the current year as compared to the prior year which resulted in more non-destructive examination (NDE) services.

Operating income

During the nine months ended September 30, 2014, operating income increased $6 million or 12%, to $51 million and operating margin increased 60 basis points to 15.9%, from the comparable prior year period. The increase in operating income is primarily due to the higher sales in the oil and gas market discussed above.

New orders

New orders were relatively flat at $298 million.

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

Condensed Consolidated Statements of Cash Flows	(In thousands)
	September 30, 2014	September 30, 2013
Cash provided by (used):
Operating activities	$153,173	$134,386
Investing activities	(32,677)	(163,867)
Financing activities	(65,071)	92,241
Effect of exchange-rate changes on cash	(8,248)	(3,421)
Net increase in cash and cash equivalents	47,177	59,339

Operating Activities

Cash provided by operating activities was $153 million during the first nine months of 2014, compared with $134 million in the prior year period.  The increase in the amount of cash provided by operating activities is primarily due to higher net cash earnings.

Investing Activities

Net cash used in investing activities for the first nine months of 2014 was $33 million, compared with $164 million of cash used in investing activities in the prior year period. The decrease in cash used for investing activities is primarily due to a lower amount of cash used for acquisitions. In the first nine months of 2014, the Corporation invested approximately $34 million in acquisitions, while we invested $101 million in acquisitions in the comparable prior year period. In addition, the Corporation received net proceeds from divestitures of $54 million in the current year period.

During the first nine months of 2014, capital expenditures decreased by $3 million to $54 million, primarily due to investments in facility expansions in the prior year period that did not recur in the current period.

Financing Activities

Revolving Credit Agreement

During the nine months ended September 30, 2014, the Corporation repaid the $50 million of outstanding borrowings under its revolving credit agreement. As of the end of September 30, 2014, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $40 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at September 30, 2014 was $460 million, which could be borrowed without violating any of our debt covenants.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Repurchase of common stock

On September 25, 2014, the Company received authorization from its board of directors to enter into a new share repurchase program beginning in 2015 to purchase up to approximately $300 million of its common stock. The Company's existing 2011 share repurchase program is expected to be completed by the end of this year.

During the first nine months of 2014, the Company used $45 million of cash to repurchase approximately 675,000 outstanding shares under its 2011 share repurchase program. The Company did not repurchase any shares under its share repurchase program in 2013.

Dividends

During the first quarter of 2014, the Company increased its quarterly dividend to thirteen cents ($0.13) a share, a 30% increase over the prior quarter dividend.  During the nine month period ended September 30, 2014, the Company made $13 million in dividend payments, as compared to $9 million in the comparable prior year period.

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

As of September 30, 2014, we had the ability to borrow additional debt of $1.4 billion without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2014.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2013 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2014 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover all the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2014. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2013 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2014.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1 - July 31	111,410	$63.76	1,568,997	2,121,003
August 1 - August 31	100,900	66.99	1,669,897	2,020,103
September 1 - September 30	95,700	70.86	1,765,597	1,924,403
For the quarter ended	308,010	$67.03	1,765,597	1,924,403

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2014.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2014 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2013 Annual Report on Form 10-K.

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
Dated: October 30, 2014