Form 10-K
period 2014-12-31
CURTISS WRIGHT CORP
filed 2015-02-19
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $3.1 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2015:

Class	Number of shares

Common stock, par value $1 per share	47,783,233

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2015 Annual Meeting of Stockholders to be held on May 7, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation is a global company that delivers highly engineered, critical function products and services to the commercial, defense, energy, and industrial markets. The Corporation was formed in 1929 by the merger of companies founded by the Wright brothers and Glenn Curtiss, both aviation pioneers. We are incorporated under the laws of the State of Delaware and headquartered in Charlotte, North Carolina. We are listed on the New York Stock Exchange (NYSE) and trade under the symbol CW.

Our strategy is to be an integrated, global diversified industrial company. We expect that the diversification of the portfolio should mitigate the impact of the volatility of business cycles and allow us to leverage growth in new products and markets. We strive for consistent organic sales growth, operating margin expansion, and free cash flow generation, while also maintaining a disciplined and balanced capital deployment strategy.

We are positioned on high-performance platforms that require technical sophistication. Our technologies are intended to improve operating efficiency and meet demanding performance requirements. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy for meeting customer demand. We compete globally, primarily based on technology and pricing. Our business challenges include price pressure, technological development, and geopolitical events, such as the war on terrorism and diplomatic accords.

Business Segments

We manage and evaluate our operations based on the products we offer and the different markets we serve. Based on this approach we operate through three segments: Commercial/Industrial, Defense, and Energy.

Our principal manufacturing facilities are located in the United States in New York, Ohio, North Carolina, and Pennsylvania, and internationally in Canada and the United Kingdom.

Commercial / Industrial

Sales in the Commercial/Industrial segment are primarily to the commercial aerospace and general industrial markets and, to a lesser extent, the defense and oil and gas markets. The businesses in this segment provide a diversified offering of products and services including: surface technology services such as shot peening, laser peening, coatings and advanced surface analytics; industrial products such as electronic throttle control devices and transmission shifters; electro-mechanical actuation control components, and utility systems used on aircraft. The businesses within our Commercial/Industrial segment are impacted primarily by the general economic conditions which may include consumer consumption or commercial construction rates, as the nature of their products and customers primarily support global commercial aerospace, commercial vehicles, process, and transportation industries. As commercial industrial businesses, production and service processes do not vary widely and rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, to the nuclear power generation market. The businesses in this segment provide a diversified offering of products including: embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, and weapons handling systems. Additional products include main coolant pumps, power-dense compact motors, generators, and secondary propulsion systems, primarily to the U.S. Navy. We also have been able to leverage proven defense technology and engineering expertise to provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants. The businesses within our Defense segment are impacted primarily by government funding and the direction of U.S. government spending. Our products typically support government entities in aerospace defense, ground defense and naval defense industries. Our defense businesses supporting government contractors typically utilize more advanced production and service processes than our commercial businesses and have stringent specifications and performance requirements. The businesses market and distribute products through regulated government contracting channels.

Energy

Sales in the Energy segment are primarily to the nuclear power generation market and, to a lesser extent, to the oil and gas market. The businesses in this segment provide a diversified offering of products, including a wide range of hardware, pumps, valves, pressure vessels, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing technologies for nuclear power plants and nuclear equipment manufacturers. Additionally, we provide industrial pressure relief management systems and butterfly valves to the petrochemical and oil and gas industries.
The businesses within our Energy segment are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). The businesses are typically dependent upon the need for new construction, maintenance, and overhaul by nuclear energy or oil and gas providers. The businesses are often subject to changes in regulation impacting demand, consumption, and underlying supply. The production and service processes are primarily material modification, machining, assembly, and testing and inspection that are typical of commercial grade or regulated specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment.

OTHER INFORMATION

Acquisitions

During 2014, we acquired three businesses and expect to continue to seek core acquisitions that are consistent with our long-term growth strategy.

Commercial/Industrial:

The Commercial/Industrial segment acquired Component Coating and Repair Services Limited (CCRS) for approximately £15 million ($25 million), net of cash acquired. CCRS is a provider of corrosion resistant coatings and precision airfoil repair services for aerospace and industrial turbine applications.

Energy:

The Energy segment acquired certain assets and assumed certain liabilities of Nuclear Power Services Inc. (NPSI) for approximately CAD 9 million (approximately $8 million) in cash. NPSI provides qualified nuclear component sourcing, equipment qualification, commercial grade dedication (CGD) services, and instrumentation & control component manufacturing primarily to the Canadian and International Canada Deuterium Uranium (“CANDU”)
nuclear industry.

The Energy segment acquired the valve division of Engemasa Engenharia E Materiais LTDA of Sao Carlos, Brazil
for approximately $1.8 million in cash.

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2014, 2013, and 2012, our foreign operations as a percentage of pre-tax earnings were essentially flat, generating 51%, 48%, and 48%, respectively, of our pre-tax earnings.

Government Sales

Our direct sales to the U.S. Government and foreign government end use represented 33%, 34%, and 41% of consolidated revenue during 2014, 2013, and 2012, respectively. The decrease in government sales in 2013, as compared to 2012, is due to our strategy to diversify our business, which has been accomplished primarily through acquisitions serving commercial markets. U.S. Government sales, both direct and indirect, are generally made under standard types of government contracts, including fixed price, fixed price-redeterminable, and cost plus fixed or award fees.

In accordance with normal U.S. Government business practices, contracts and orders are subject to partial or complete termination at any time at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Fixed-price redeterminable contracts usually provide that we absorb the majority of any cost overrun. In the event that there is a cost underrun, the customer recoups a portion of the underrun based upon a formula in which the customer’s portion increases as the underrun exceeds certain established levels.

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

Customers

We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2014, 2013, or 2012.

Approximately 28%, 28%, and 34% of our total sales for 2014, 2013, and 2012, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Commercial/Industrial	$149,152	$140,905	$160,780
Defense	467,467	458,326	459,585
Energy	3,581	3,080	2,044
Total Government sales	$620,200	$602,311	$622,409

Patents

We own and license a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government receives licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Additionally, unpatented research, development, and engineering skills, some of which have been acquired by us through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the success of our business or business segments to be materially dependent upon the timing of expiration or protection of any one or group of patents, patent applications, or patent license agreements under which we now operate.

Research and Development

We conduct research and development activities under customer-sponsored contracts, shared development contracts, and our own independent research and development activities. Customer-sponsored research and development costs are charged to costs of goods sold when the associated revenue is recognized. Funds received under shared development contracts are a reduction of the total development expenditures under the shared contract and are shown net as research and development costs. Company-sponsored research and development costs are charged to expense when incurred. Customer-sponsored research and development activity amounted to $10 million, $5 million, and $19 million, in 2014, 2013, and 2012, respectively. Total research and development expenses amounted to $68 million, $64 million, and $54 million in 2014, 2013, and 2012, respectively.

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
David C. Adams	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer of the Corporation since January 2015. Prior to this, he served as President and Chief Executive Officer of the Corporation from August 2013. He also served as President and Chief Operating Officer of the Corporation from October 2012 and as Co-Chief Operating Officer of the Corporation from November 2008. He has been a Director of the Corporation since August 2013.	61	2005
Thomas P. Quinly	Vice President and Chief Operating Officer	Vice President of the Corporation since November 2010 and Chief Operating Officer of the Corporation since October 2013. He also served as President of Curtiss-Wright Controls, Inc. from November 2008.	56	2010
Glenn E. Tynan	Vice President of Finance and Chief Financial Officer	Vice President of Finance and Chief Financial Officer of the Corporation since June 2002.	56	2000
Paul J. Ferdenzi	Vice President, General Counsel. and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President-Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	47	2011
K. Christopher Farkas	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since September 2014. Prior to this, he served as Assistant Corporate Controller of the Corporation from May 2009.	46	2014
Harry S. Jakubowitz	Vice President and Treasurer	Vice President of the Corporation since May 2007 and Treasurer of the Corporation since September 2005.	62	2005
Employees

At the end of 2014, we had approximately 9,000 employees, 6% of which are represented by labor unions and covered by collective bargaining agreements.

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (SEC). The public may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through the Investor Relations section of our web site at www.curtisswright.com as soon as reasonably practicable after we electronically file.

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

In 2014, approximately 33% of our revenues were derived from or related to defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

If we fail to satisfy our contractual obligations, our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. For example, the terms of the Electro-Mechanical Division's AP1000 China and AP1000 United States contracts with Westinghouse include liquidated damage penalty provisions for failure to meet contractual delivery dates if we caused the delay and the delay was not excusable. On October 10, 2013, we received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  To date, we have not met certain contractual delivery dates under the AP 1000 China and domestic contracts; however there are significant uncertainties as to which parties are responsible for the delays, and we believe we have adequate legal defenses. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial position, results of operations, or cash flows. As of December 31, 2014, the range of possible loss for liquidated damages is $0 to $40 million.

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

A significant reduction in the purchase of our products by the U.S. government could have a material adverse effect on our business. The risk that governmental purchases of our products may decline stems from the nature of our business with the U.S. government, where it may:

•	terminate, reduce, or modify contracts or subcontracts if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders if funds become unavailable; and

•	shift its spending priorities.

In addition, as a defense contractor, we are subject to risks in connection with government contracts, including without limitation:

•	the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

•	the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term, fixed price contracts;

•	contracts with varying fixed terms that may not be renewed or followed by follow-on contracts upon expiration;

•	cancellation of the follow-on production phase of contracts if program requirements are not met in the development phase;

•	the failure of a prime contractor customer to perform on a contract;

•	the fact that government contract wins can be contested by other contractors; and

•	the inadvertent failure to comply with any the U.S. Government rules, laws, and regulations, including the False Claims Act or the Arms Export Control Act.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The Corporation is a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2014 was $1,674 million. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

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

During 2014, approximately 32% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

At December 31, 2014, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $1,348 million, which represented approximately 40% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

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

As of December 31, 2014, we had $954 million of debt outstanding, of which $953 million is long-term debt. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

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

For example, on August 24, 2012, the Electronic Mechanical Division (EMD) of Curtiss Wright’s Defense segment experienced a strike at its Cheswick, Pennsylvania facility. The financial impacts of the strike were an $18 million and$6 million shift in revenue and operating income, respectively, from 2012 to 2013, due to the temporary suspension of work, and an additional $5 million unfavorable impact to operating income as a result of unrecoverable absorption of overhead costs.

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

We manufacture highly engineered products, and such products may contain design or manufacturing errors or defects, which may result in product liability claims against us. For example, in December 2013, we, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) pertaining to a fire and explosion at a delayed coker unit at CNRL’s Fort McMurray refinery which resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion. We currently maintain what we believe to be suitable and adequate commercial, property and casualty, product liability, and other forms of insurance to cover this matter and other potential claims. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. There can be no assurance, however, that we will be able to maintain our insurance on acceptable terms or that such insurance will provide adequate protection against these potential liabilities. In the event of a judgment against us on this matter or other claims against us, a lack of sufficient insurance coverage could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our business, financial condition, results of operations, or cash flows, and on the ability to obtain suitable or adequate insurance.

We self-insure health benefits and may be adversely impacted by unfavorable claims experience

We are self-insured for our health benefits. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Our future claims expense might exceed historical levels, which could reduce our earnings. We expect to periodically assess our self-insurance strategy. We are required to periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. In addition, because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability.

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

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning and disaster recovery plans, terrorist attacks, war, natural disasters, such as hurricanes, floods, tornadoes, pandemic diseases, or other events, such as strikes by a significant customer’s or supplier’s workforce, could adversely impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as but not limited to hurricanes, floods, tornados, and pandemic diseases. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our products could adversely affect our operating results and financial position.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located at a leased facility in Charlotte, North Carolina. As of December 31, 2014, we had 185 facilities worldwide, including 5 corporate and shared-services facilities. Approximately 68% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 32% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Commercial/ Industrial	Defense	Energy	Total
North America	12	3	8	23
Europe	15	—	—	15
Asia	2	—	—	2
Total	29	3	8	40

Leased Facilities Location	Commercial/ Industrial	Defense	Energy	Total
North America	50	13	31	94
Europe	24	9	1	34
Asia	9	1	2	12
Total	83	23	34	140
Our principal manufacturing facilities are located in the United States in New York, Ohio, North Carolina, and Pennsylvania, and internationally in Canada and the United Kingdom. The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

In December 2013, the Corporation, along with other unaffiliated parties, received a claim, from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

We have been named in approximately 211 pending lawsuits that allege injury from exposure to asbestos. To date, we have secured dismissals with prejudice and without prejudice in approximately 193 and 276 lawsuits, respectively and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW.

Stock Price Range	2014		2013
	High	Low	High	Low
Common Stock
First Quarter	$69.90	$57.72	$37.18	$33.46
Second Quarter	70.33	59.22	37.48	30.64
Third Quarter	73.67	60.60	48.40	36.46
Fourth Quarter	72.99	63.90	62.92	44.71

As of January 1, 2015, we had approximately 4,321 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During the first quarter of 2014, the Company increased its quarterly dividend to thirteen cents ($0.13) a share, a 30% increase over the prior quarter dividend.

	2014	2013
Common Stock
First Quarter	$0.13	$0.09
Second Quarter	0.13	0.10
Third Quarter	0.13	0.10
Fourth Quarter	0.13	0.10
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2014 the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,162,415	(a)	$37.44	2,995,601	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)
Consists of 2,088,486 shares issuable upon exercise of outstanding options and vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, 73,929 shares issuable under the Employee Stock Purchase Plans.

(b)	Consists of 2,334,381 shares available for future option grants under the 2014 Omnibus Incentive Plan, 661,220 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2014.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	111,800	$66.35	1,877,397	$13,246,682
November 1 – November 30	87,200	70.34	1,964,597	7,113,048
December 1 – December 31	101,700	69.94	2,066,297	—
For the quarter ended December 31	300,700	$68.72	2,066,297	$—
During the fourth quarter of 2014, we completed the 2011 share repurchase program through the repurchase of 300,700 shares of common stock. The 2011 share repurchase program authorized the Corporation to repurchase up to 3,000,000 shares of our common stock, in addition to approximately 690,000 shares remaining under a previously authorized share repurchase program, and was subject to a $100 million repurchase limitation. The 2011 share repurchase program was completed in 2014 as a result of the $100 million repurchase limitation. In addition, on September 25, 2014, the Company received authorization from its board of directors to enter into a new share repurchase program beginning in 2015 to purchase up to approximately $300 million of its common stock. On November 4, 2014, the Corporation announced it will repurchase at least $200 million in shares under its newly authorized $300 million share repurchase program, beginning in January 2015. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.
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
PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P SmallCap 600 Index, and our self-constructed proxy peer group. The proxy peer group companies are as follows:

AAR Corp	EnPro Industries Inc.	Mueller Water Products Inc
Actuant Corp	Esterline Technologies Corp.	Orbital Sciences Corp
Applied Industrial Technologies Inc	Flowserve Corp.	Rockwell Collins Inc.
B/E Aerospace Inc	GenCorp Inc.	Spirit Aerosystems Holdings Inc
Barnes Group Inc	Hexcel Corp	Teledyne Technologies Inc.
CIRCOR International Inc	IDEX Corporation	Triumph Group Inc.
Crane Co.	Kaman Corp	Woodward Inc
Cubic Corp	Moog Inc.
The graph assumes an investment of $100 on December 31, 2009 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2009	2010	2011	2012	2013	2014
Curtiss-Wright Corp	100	107.09	115.12	108.14	206.91	236.56
S&P SmallCap 600 Index	100	126.31	127.59	148.42	209.74	221.81
Russell 2000	100	126.85	121.56	141.43	196.34	207.37
Peer group	100	127.45	126.90	146.71	220.67	218.10

Item 6. Selected Financial Data.

The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2014	2013	2012	2011	2010

Net sales	$2,243,126	$2,118,081	$1,823,307	$1,732,216	$1,566,719
Net earnings from continuing operations	169,949	139,404	104,081	117,123	83,255
Total assets	3,399,511	3,458,274	3,114,588	2,635,547	2,233,141
Total debt	954,348	959,938	880,215	586,430	396,644
Earnings per share from continuing operations:
Basic	$3.54	$2.97	$2.23	$2.53	$1.82
Diluted	$3.46	$2.91	$2.20	$2.49	$1.80
Cash dividends per share	$0.52	$0.39	$0.35	$0.32	$0.32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a diversified, multinational provider of highly engineered, technologically advanced, products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Energy segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 32% of our 2015 revenues are expected to be generated from defense-related markets.

Beginning in the first quarter of 2014, the Corporation realigned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As result of this realignment the Corporation has three new reportable segments: Commercial/Industrial, Defense, and Energy. Please refer to Note 18 of the Corporation's Consolidated Financial Statements for further information on the segment realignment and for further information on our products and services and the major markets served by our three segments, refer to the Business Description in Part I, Item I of this Annual Report on Form 10-K.

As discussed in Note 2, Discontinued Operations and Assets Held for Sale, during the year ended December 31, 2014, we have sold certain businesses and classified certain other businesses as held for sale. The results of operations of these businesses are reported as discontinued operations within our Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with an overview of our company, followed by economic and industry-wide factors impacting our company and the markets we serve, a discussion of the overall results of continuing operations, and finally a more detailed discussion of those results within each of our reportable operating segments.

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

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Many of Curtiss-Wright’s industrial businesses are driven in large part by global economic growth. U.S. and world economies continue to slowly recover from the 2008-2009 global recession. In 2014, the U.S. economy, as measured by real gross domestic product (GDP), showed modest growth of 2.4%, according to the most recent estimate, compared with a 2.2% increase in 2013 and a 2.3% increase in 2012. As GDP continues to rebound modestly from the weakness tied to the global economic recession, the U.S. has also experienced decreased levels of unemployment and improvements in the housing market, aided by a low interest rate environment. However, the global environment contains pockets of instability, particularly in Europe, where we continue to be faced with lower relative levels of economic activity.

Looking ahead to 2015, the broader U.S. economy is expected to continue to recover at a moderate pace, with current estimates for U.S. real GDP growth ranging from 2.5% to 3.5%. However, world economies may continue to experience volatility due to the slower than expected rebound following the European debt crisis, a worsening of geopolitical tensions, the continued growth in crude oil production and the potential for rising U.S. interest rates. Overall, 2015 GDP growth in world economies is expected to grow by approximately 3.5% in 2015, up from 3.3% in 2014, according to the International Monetary Fund, aided by improvements in U.S and European economies, as well as in India and Brazil. We remain cautiously optimistic that our commercial and industrial markets will continue to improve in 2015.

Defense

A portion of our business operations are attributed to the defense sector, predominantly in the United States, and characterized by long-term programs and contracts driven primarily by the Department of Defense (DoD) budgets and funding levels. We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance programs and platforms.

The U.S. Defense budget serves as a leading indicator of our defense market, and its future outlook has been marked with improved confidence and the potential for budget stability over the next few years. In the previous decade, we experienced a period of significant growth in defense spending and related supplemental budgets. Following a recent pullback over the past few years, future defense spending, as it relates to U.S. Defense spending, is expected to see moderate growth of approximately 2% over the next five years. The proposed FY2016 Defense budget, which begins in October 2015, is expected to be $534 billion (base) or $585 billion (including base plus overseas contingency operations (OCO)), a positive for the industry as it would provide the DoD additional stability and flexibility to enter into multi-year contracts, while pushing out the across-the-board sequester cuts “sequestration” mandated by the 2011 Budget Control Act.

While we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets, which tend to fluctuate year-by-year and program-by-program. As a result, some of the budget reductions and program cancellations may negatively impact programs in which we participate. We expect to benefit from increased funding levels on C4ISR, electronic warfare, unmanned systems, and communications programs within our aerospace defense market. As a leading supplier of Commercial Off-the-Shelf (COTS) and COTS+ solutions, we continue to demonstrate that electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight and Power (SWaP) considerations. In our naval defense market, we expect continued solid funding for the U.S. shipbuilding program, particularly as it relates to production on the Ford class aircraft carrier and Virginia class submarine programs. In our ground defense market, U.S. growth is expected to slowly recover, while international demand should remain solid, particularly for our turret drive stabilization systems.

Commercial Aerospace

As a part of our diversified portfolio, we derive revenue from the global commercial aerospace market, including the commercial jet, regional jet, and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets where we provide a combination of flight control and utility actuation systems, sensors, and other sophisticated electronics, as well as shot and laser peening services, to our primary customers, Boeing and Airbus. Shot and laser peening are also utilized on highly stressed components of turbine engine fan blades, landing gear, and aircraft structures. Nearly all of our revenues service the OEM market.

The largest driver of our commercial aerospace business is OEM parts, which is highly dependent on new aircraft production. Industry data supports an increase in commercial aircraft deliveries over the next few years, as 2011 marked the first year in a multi-year production up-cycle for the commercial aerospace market. In the current cycle, OEM-oriented companies are expected to perform well, due to planned increases in production by Boeing and Airbus, on both legacy and new aircraft, with record-high backlogs on the latter.

In addition, according to the International Air Transport Association (IATA), air travel continues to be robust and is likely to reach almost 3.5 billion passenger miles or 7.0% growth in 2015, which is well-above the 5.5% growth trend of the past two decades. The late 2014 decline in oil prices is expected to be a key contributor to the increased passenger growth in 2015, as the fall in the price of fuel is expected to lead to cheaper airfares for consumers. As such, following a solid performance in the commercial jet market over the past four years, the industry is expected to continue its growth in 2015. Industry experts also expect a modest growth outlook for both regional and business jets.

Power Generation

As a part of our product offering, we derive revenue from the commercial nuclear power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, and enterprise resource planning and plant process controls.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all the electric power produced in the United States, with approximately 100 reactors operating across 62 nuclear power plants in 31 states. Our growth is driven by the U.S. plant recertification process, as nearly all of the operating U.S. nuclear power plants have applied for or will be applying for 20-year plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2014, 74 reactors have received plant life extensions, applications from 19 additional reactors have been submitted and are pending approval, and letters of intent to apply have been submitted from 5 more reactors with expected application submittal dates from 2015 through 2021. Additionally, as assessments and analysis from the events at Fukushima continue to drive safety and reliability improvements, we have seen and continue to expect increased opportunities worldwide for our vast portfolio of advanced nuclear technologies, and we also expect increased opportunities as the nuclear industry complies with other regulatory requirements on existing plants, particularly the Tier 1 regulations proposed by the NRC.

In addition to plant re-certifications, there are several factors that are expected to drive an expansion in global commercial nuclear power demand over the next several years. The Energy Information Administration (EIA) forecasts that worldwide total energy consumption is expected to increase at an average annual rate of 0.4% between 2012 and 2040. Continued growth in global demand for electricity, especially in developing countries with limited supply such as China and India, will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

Domestically, four new build reactors are under construction utilizing the Westinghouse AP1000 reactor design, for which we are the sole supplier of reactor coolant pumps. Applications for an additional 24 new reactors at 16 power plants have been submitted to the NRC, with the AP1000 design having been selected for 10 of the potential new reactors. Internationally, new nuclear plant construction is active. Currently, there are approximately 70 new plants under construction in 14 countries, with approximately 183 planned and 311 proposed over the next several decades. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants, including two AP1000 plants currently under construction that are expected to be the first Generation III design in operation.

As a result, we are positioned for solid expected new order activity and increased sales for our vast array of nuclear technologies due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction.

General Industrial

Revenue derived from our diversified offering to the general industrial market consists of industrial sensors and control systems, critical-function valves and valve systems, as well as surface treatment services. We supply our products and services to OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, construction, automotive, chemical, oil and gas, and medical industries. Our performance in these markets is typically sensitive to the performance of the U.S. and global economies, with increases in global GDP and industrial production leading to higher sales, particularly for our surface treatment services.

A key driver within our general industrial markets is our sensors and controls systems products, most notably for electronic throttle controls, shift controls, and traction control systems, serving on- and off-highway and specialty vehicles. Increased demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface technology portfolio and providing a complete system solution to our customers. Existing and emergent trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete human machine interface components towards a more integrated vehicle interface architecture. Meanwhile, our surface treatment services, including shot and laser peening, engineered coatings, and analytical services, have benefited from rising demand from commercial aerospace and general industrial customers.

Looking ahead, based on expectations for steadily improving global economic conditions, these businesses are likely to experience continued modest growth based on higher sales volumes and new international emissions regulations affecting several industries in which we participate.

We also service the chemical and oil and gas industries through numerous industrial valve products. We maintain a significant global maintenance, repair and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at full capacity in recent years. We also produce severe service, operation-critical valves for the power and process industries. We have experienced increased demand driven by new exploration and expansion of sub-segments, including offshore drilling and shale gas, which is expected to boost end-user demand. We also have seen an industrial renaissance in the U.S. chemical industry due to plentiful, affordable natural gas which has led to further adoption of severe service valve technology. Looking ahead, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operationally critical valves.

RESULTS OF OPERATIONS

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Sales:
Commercial/Industrial	$1,074,772	$950,698	$677,722	13%	40%
Defense	737,566	767,499	768,101	(4)%	—%
Energy	430,788	399,884	377,484	8%	6%
Total sales	$2,243,126	$2,118,081	$1,823,307	6%	16%

Operating income:
Commercial/Industrial	$142,831	$105,245	$66,576	36%	58%
Defense	102,252	116,618	90,285	(12)%	29%
Energy	67,602	57,204	55,643	18%	3%
Corporate and eliminations	(30,312)	(41,944)	(31,110)	28%	(35)%
Total operating income	$282,373	$237,123	$181,394	19%	31%

Interest expense	(35,794)	(37,053)	(26,301)	(3)%	41%
Other income, net	365	980	128	(63)%	NM

Earnings before income taxes	246,944	201,050	155,221	23%	30%
Provision for income taxes	(76,995)	(61,646)	(51,140)	25%	21%
Earnings from continuing operations	$169,949	$139,404	$104,081	22%	34%

New orders	$2,409,200	$2,161,334	$1,791,150
Backlog	$1,674,143	$1,597,001	$1,551,959
NM- not meaningful

Sales

Sales increased $125 million, or 6%, in 2014, as compared with 2013. The increase in sales in 2014 is primarily due to an increase in sales in our Commercial/Industrial and Energy segments of $124 million and $31 million, respectively. The increase in sales in our Commercial/Industrial segment was primarily due to the incremental impact of acquisitions of $63 million and increased organic sales to the commercial aerospace and oil and gas markets. Sales increased in the Energy segment primarily due to higher global demand for severe-service industrial valves and pressure relief valves.

Sales increased $295 million, or 16%, in 2013, as compared with 2012. The increase in sales was primarily due to our Commercial/Industrial segment of $273 million, which was primarily due to the impact of acquisitions, which contributed $241 million, or 25%, of incremental sales. Sales increased in the Energy segment primarily due to higher global demand for severe-service industrial valves and pressure relief valves.

Net sales by end market

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Defense markets:
Aerospace	$285,576	$262,914	$302,601	9%	(13)%
Ground	74,066	80,064	93,814	(7)%	(15)%
Naval	381,336	370,748	335,406	3%	11%
Other	8,612	16,370	24,448	(47)%	(33)%
Total Defense	$749,590	$730,096	$756,269	3%	(3)%

Commercial markets:
Aerospace	$428,083	$398,870	$335,073	7%	19%
Oil and Gas	232,360	186,638	128,409	24%	45%
Power Generation	427,460	461,574	433,334	(7)%	7%
General Industrial	405,633	340,903	170,222	19%	100%
Total Commercial	$1,493,536	$1,387,985	$1,067,038	8%	30%

Total Curtiss-Wright	$2,243,126	$2,118,081	$1,823,307	6%	16%

Components of sales and operating income growth (decrease):

	2014 vs. 2013		2013 vs. 2012
	Sales	Operating Income	Sales	Operating Income
Organic	2%	14%	2%	24%
Acquisitions/divestitures	4%	3%	14%	5%
Foreign currency	—%	2%	—%	2%
Total	6%	19%	16%	31%

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales

Defense sales increased $19 million, or 3%, as compared to the prior year period, primarily due to an increase in sales in the aerospace defense and naval defense markets partially offset by lower sales in the ground defense markets. Our Parvus acquisition contributed $17 million of incremental sales, primarily to the aerospace and ground defense markets. The increase in sales in the aerospace defense market is primarily due to increased demand for sensors and embedded computing products. Sales in the naval defense market increased primarily due to higher production levels on the Virginia class submarine. In the ground defense market, sales decreased primarily due to lower sales of our turret drive stabilization systems on international ground defense platforms.

Commercial sales increased $106 million, or 8%, to $1,494 million, as compared to the prior year period, primarily due to increased sales in the commercial aerospace, oil and gas, and general industrial markets, which were partially offset by lower sales in the power generation market. The increase in sales in the commercial aerospace market was driven primarily by increased product sales on the Boeing 787 platform. Sales increased in the oil and gas market primarily due to higher global demand for severe-service industrial valves and pressure relief valves. In addition, sales increased in the general industrial market due to the incremental contribution from our Arens acquisition and higher sales of industrial vehicle product sales. In the power generation market, sales decreased primarily due to lower levels of production on the AP1000 Domestic and China programs.

Operating income

During the year ended December 31, 2014, operating income increased $45 million, or 19%, to $282 million, compared with the same period in 2013, while operating margin increased 140 basis points to 12.6%. Acquisitions contributed incremental operating income of $8 million. On a segment basis, the increase in operating income in our Commercial/Industrial segment of $38 million, or 36%, to $143 million, was primarily due to the increase in sales and our cost containment efforts. In our Defense segment, operating income decreased as our continuing operating margin improvement initiatives were offset by increases in cost and lower levels of production on the AP1000 China program and lower levels of production on the AP1000 Domestic program. In our Energy segment, the increase in operating income and operating margin was primarily driven by higher sales volumes in the oil and gas market as well as the benefit of our ongoing margin improvement initiatives.

Non-segment operating expense

Non-segment operating expense decreased $12 million, to $30 million, primarily due to lower pension expense primarily as a result of the prior year's pension amendment.

Interest expense

Interest expense of $36 million, was essentially flat as compared to the prior year period.

Effective tax rate from continuing operations

Our effective tax rates for 2014 and 2013 were 31.2% and 30.7%, respectively. The increase in the effective tax rate in 2014, as compared to 2013, is primarily due to lower research and development tax credits.

Earnings from continuing operations

Earnings from continuing operations increased $31 million, to $170 million, in 2014, as compared to the prior year period, primarily due to higher operating income in our Commercial/Industrial and Energy segments and lower pension expense.

Comprehensive income (loss)

Pension and Postretirement adjustments

The $74 million loss included in other comprehensive income for the year ended December 31, 2014 for pension and postretirement adjustments is primarily due to the change in the funded status of our pensions plans in connection with the 2014 annual pension remeasurement. The primary driver of the decrease in the funded status of our pension plans was change in the CW Plan discount rate from 4.75% to 4.0% and an update in the assumption of mortality rates. The $87 million pension and postretirement gain in other comprehensive income for the year ended December 31, 2013 was mainly due to the actuarial gain resulting from the annual year-end remeasurement. The actuarial gain was driven by an increase in the CW Plan discount rate from 4.0% to 4.75% and favorable asset return performance.

Foreign Currency Translation adjustments

The increase in foreign currency translation adjustments to comprehensive income from a $7 million loss to a $79 million loss for the year ended December 31, 2014 is primarily due to strengthening of the U.S. dollar versus the British Pound, the Euro, and the Swiss Franc during the year ended December 31, 2014 as compared to relatively flat exchange rates in all three currencies versus the U.S. dollar during the year ended December 31, 2013.

Backlog and new orders

Backlog increased 5% to $1,674 million at December 31, 2014 from $1,597 million at December 31, 2013. New orders increased $248 million to $2,409 million at December 31, 2014 primarily due to the incremental impact of acquisitions of $86 million, increased orders of pumps and generators in the naval defense market, and a new contract for our turret drive stabilization systems.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales

Defense sales decreased 3%, as compared to the prior year period, primarily due to lower sales in the aerospace defense and ground defense markets, partially offset by an increase in sales in the naval defense market. The decrease in sales in the aerospace defense market was primarily due to lower production levels on the Black Hawk and lower sales of embedded computing and sensors and controls products supporting various helicopter programs. In the ground defense market, sales decreased primarily due to lower production levels on the Bradley platform and lower comparable sales of embedded computing products. These decreases were partially offset by an increase in naval defense sales due to increased production on the CVN-79 and the ramp up of production on the Virginia Class submarine program. This was partially offset by lower levels of production on the DDG-1000 and DDG-51 destroyer programs and completion of production on the Advanced Arresting Gear program.

Commercial sales increased by $321 million, or 30%, to $1,388 million, as compared to the prior year period, mainly due to an increase in sales to the general industrial market, and to a lesser extent increases in sales in the oil and gas and commercial aerospace markets. Sales increased in the general industrial market primarily due to the incremental sales from our acquisitions of Williams, PG Drives, and Arens. The increase in sales to the to the oil and gas market was primarily due to our Phönix acquisition. The increase in sales to the commercial aerospace market was primarily due to increased sales of our to flight control products on all major Boeing aircraft and specialty production support on Boeing's 787 aircraft.

Operating income

During the year ended December 31, 2013, operating income increased $56 million, or 31%, to $237 million, compared with the same period in 2012, while operating margin increased 130 basis points to 11.2%. Acquisitions contributed incremental operating income of $9 million; however they were 110 basis points dilutive to operating margin. Acquisitions are generally dilutive to operating margin during their first year due to purchase price accounting adjustments and higher levels of intangible amortization expense.

On a segment basis, the increase in operating income in our Commercial/Industrial segment of $39 million, or 58%, to $105 million, was due to $12 million of restructuring charges that occurred in the prior year that did not recur in the current year, as well as increased organic coating sales, primarily in the commercial aerospace market. In our Defense segment, operating income increased $26 million, or 29%, to $117 million, mainly due to improved profitability in our defense businesses as a result of prior year restructuring initiatives, as well as certain one-time charges related to a labor union strike at EMD, and additional costs incurred due to a significant change in estimate on the AP1000 contract. These charges did not recur in 2013. Operating income in the Energy segment was essentially flat.

Non-segment operating expense

Non-segment operating expense increased $11 million to $42 million, primarily due to higher pension expenses and higher foreign currency exchange losses.

Interest expense

Interest expense increased $11 million, to $37 million, primarily due to the issuance of $400 million of Senior Notes in February 2013 and $100 million of Senior Notes in September 2013. During 2013, the Corporation's average debt outstanding and average borrowing rate was $991 million and 3.4%, respectively, compared to $602 million, and 3.9%, in the prior year period.

Effective tax rate from continuing operations

Our effective tax rates for 2013 and 2012 were 30.7%, and 32.9%, respectively. The change in effective tax rate is primarily due to increased benefits realized from research and development credits and the reversal of certain valuation allowances as a result of improved profitability.

Earnings from continuing operations

Earnings from continuing operations increased $35 million to $139 million in 2013, as compared to the prior year period, primarily due to the increase in operating income in the Commercial/Industrial and Defense segments offset by the increased pension expense and interest expense discussed above.

Comprehensive income (loss)

Pension and Postretirement adjustments

For 2013, the $87 million pension and postretirement gain in other comprehensive income was mainly due to the actuarial gain resulting from the annual year-end remeasurement. This was driven by an increase in the CW Plan discount rate from 4.0% to 4.75% and favorable asset return performance. For 2012, the $16 million pension and postretirement loss in other comprehensive income was mainly due to the actuarial loss resulting from the annual year-end remeasurement. This was driven by a decrease in the CW Plant discount rate from 4.5% to 4.0% and was partially offset by favorable asset return performance.

Foreign Currency Translation adjustments
The decrease in foreign currency translation adjustments to comprehensive income of $33 million to a $7 million loss for the year ended December 31, 2013 is primarily due to a decrease in the Canadian exchange rate versus the U.S. dollar during the year ended December 31, 2013 as compared to an increase in the Canadian exchange rate versus the U.S. dollar during the year ended December 31, 2012.

Backlog and new orders

Backlog was essentially flat at $1,597 million at December 31, 2013 from $1,552 million at December 31, 2012. New orders increased $370 million to $2,161 million at December 31, 2013 primarily due to the incremental impact of acquisitions of $397 million.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

Sales in the Commercial/Industrial segment are primarily to the commercial aerospace and general industrial markets, and to a lesser extent, the defense and oil and gas markets.

The following tables summarize sales, operating income and margin, and new orders, and certain items impacting comparability within the Commercial/Industrial segment.

	Year Ended December 31,
(In thousands, except percentages)	2014	2013	2012	2014 vs 2013		2013 vs 2012

Sales	$1,074,772	$950,698	$677,722	13%		40%
Operating income	142,831	105,245	66,576	36%		58%
Operating margin	13.3%	11.1%	9.8%	220	bps	130 bps
Restructuring charges	—	—	12,446	NM		NM
New orders	$1,069,015	$1,008,197	$736,311	6%		37%
Backlog	$462,254	$485,603	$397,331	(5)%		22%
NM - not meaningful

Components of sales and operating income growth (decrease):

	2014 vs 2013		2013 vs 2012
	Sales	Operating Income	Sales	Operating Income
Organic	6%	32%	5%	46%
Acquisitions/divestitures	7%	5%	35%	12%
Foreign currency	—%	(1)%	—%	—%
Total	13%	36%	40%	58%

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales

Sales increased $124 million, or 13%, to $1,075 million, as compared to the prior year period, primarily due to the incremental impact of acquisitions and increased demand in the commercial markets. Acquisitions contributed $63 million of incremental sales, primarily due to our Arens acquisition, which contributed $43 million of incremental sales in the general industrial market. Sales in the commercial aerospace market increased primarily due to the ramp up in production rates on the Boeing 787 program and increased demand for our surface technology services.

Operating income

Operating income increased $38 million, or 36%, to $143 million, and operating margin increased 220 basis points to 13.3%. The increase in operating income is primarily due to increased profitability from our 2012 and 2013 acquisitions, increased sales of our surface technologies services and improved profitability resulting from our ongoing margin improvement initiatives. Acquisitions contributed $5 million of incremental operating income.

Backlog and new orders

Backlog decreased $23 million to $462 million as compared to the prior year period. New orders increased $61 million to $1,069 million, from the prior year period, primarily due to incremental new orders from acquisitions of $62 million.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales

Sales increased $273 million, or 40%, to $951 million, as compared to the prior year period, primarily due to the incremental impact of our acquisitions, which contributed $241 million of incremental sales.

The increase in sales in the general industrial market is mainly due to the acquisitions of Williams, PG Drives, and Arens. In the oil and gas market, the increase in sales is primarily due to the acquisition of Phönix. In the commercial aerospace market the increase in sales is due to both increased sales of our flight control products on Boeing aircraft and emergent and specialty production support on Boeing’s 787 aircraft. In addition, strong demand for sensor and control products serving the regional jet and commercial helicopter markets contributed to increased commercial aerospace sales. The decrease in sales in the defense market was primarily due to lower sales in the defense aerospace market due to lower production work on the V-22 Osprey program.

Operating income

Operating income increased $39 million, or 58%, to $105 million and operating margin increased 130 basis points to 11.1%.  Acquisitions contributed $8 million of operating income; however they were 260 basis points dilutive to current period results. Operating income increased due to increased profitability from our 2012 acquisitions, increased sales of our surface technologies services, and improved profitability resulting from our ongoing margin improvement initiatives. Current year results were favorably impacted by a nonrecurring restructuring charge of $12 million from the prior year, a curtailment gain as a result of a change in our U.K. pension plans, and certain licensing agreements that were entered into during the year.

Backlog and new orders
Backlog increased $88 million to $486 million as compared to the prior year period. New orders increased $272 million to $1,008 million, from the prior year period, primarily due to incremental new orders from acquisitions of $238 million.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the nuclear power generation market.

The following tables summarize sales, operating income and margin, and new orders, and certain items impacting comparability within the Defense segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Sales	$737,566	$767,499	$768,101	(4)%		—%
Operating income	102,252	116,618	90,285	(12)%		29%
Operating margin	13.9%	15.2%	11.8%	(130	) bps	340	bps
Items impacting comparability
Restructuring charges	—	—	6,107	NM		NM
Change in estimate:
AP1000	—	—	(23,684)	NM		NM
Tech Transfer	—	—	14,213	NM		NM
Impacts of strike (1)		—	(11,348)
New orders	$952,516	$750,358	$658,638	27%		14%
Backlog	$1,015,466	$875,568	$921,342	16%		(5)%
NM - not meaningful

(1) - The financial impacts of the strike were an $18 million and $6 million shift in revenue and operating income, respectively, from 2012 to 2013, due to the temporary suspension of work and an a $5 million unfavorable impact to 2012 operating income as a result of unrecoverable absorption of overhead costs.

Components of sales and operating income growth (decrease):

	2014 vs. 2013		2013 vs. 2012
	Sales	Operating Income	Sales	Operating Income
Organic	(6)%	(18)%	(1)%	26%
Acquisitions/divestitures	2%	3%	1%	—%
Foreign currency	—%	3%	—%	3%
Total	(4)%	(12)%	—%	29%

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales

Sales decreased $30 million, or 4%, to $738 million, from the comparable prior year period. Our Parvus acquisition contributed $17 million of incremental sales, primarily to the ground defense and aerospace defense markets. Within the defense market, aerospace defense sales increased primarily due to the incremental contribution from Parvus and higher sales of our embedded computing products. In the ground defense market, sales decreased primarily due to lower sales of our turret drive stabilization systems on international ground defense platforms. Sales to the power generation market were lower primarily due to lower levels of production on the AP1000 domestic program.

Operating income

Operating income decreased $14 million, or 12%, to $102 million, compared with the same period in 2013, while operating margin decreased 130 basis points to 13.9%. Our Parvus acquisition contributed $3 million of incremental operating income.

The decrease in operating income is primarily due to higher costs on the AP1000 China program as well as lower levels of production on the AP1000 Domestic program. This was partially offset by our cost containment efforts in our defense businesses and the incremental impact of our Parvus acquisition.

Backlog and new orders

Backlog increased $140 million to $1,015 million at December 31, 2014 from $876 million at December 31, 2013. New orders increased $202 million, as compared to the prior year, primarily due to higher orders of pumps and generators in the naval defense market and a new contract for our turret drive stabilization systems.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales

Sales were essentially flat as compared to the prior year period. Sales decreased in the defense market due to lower levels of production on the DDG-1000 and DDG-51 destroyer programs, completion of production on the Advanced Arresting Gear program and lower production levels on the Black Hawk and Global Hawk. This was partially offset by an increase in sales in the naval defense market due to increased production on the CVN-79 aircraft carrier program and the ramping up of production on the Virginia Class submarine program.

Operating income

Operating income increased $26 million, or 29%, to $117 million, and operating margin increased 340 basis points to 15.2%. Excluding the items impacting comparability noted in the first table above, operating income increased primarily due to certain licensing agreements entered into in 2013 and a shift in production schedules as a result of the 2012 strike.

Backlog and new orders

Backlog decreased $46 million to $876 million as compared to the prior year period. New orders increased $92 million to $750 million, from the prior year period.

Energy

Sales in the Energy segment are primarily to the oil and gas and nuclear power generation markets.

The following tables summarize sales, operating income and margin, and new orders, within the Energy segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Sales	$430,788	$399,884	$377,484	8%		6%
Operating income	67,602	57,204	55,643	18%		3%
Operating margin	15.7%	14.3%	14.7%	140	bps	(40) bps
Restructuring	—	—	$648	NM		NM
New orders	$387,669	$402,779	$396,201	(4)%		2%
Backlog	$196,423	$235,830	$233,286	(17)%		1%

Components of sales and operating income growth (decrease):

	2014 vs. 2013		2013 vs. 2012
	Sales	Operating Income	Sales	Operating Income
Organic	6%	17%	1%	—%
Acquisitions	2%	(1)%	5%	3%
Foreign currency	—%	2%	—%	—%
Total	8%	18%	6%	3%

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales

Sales increased $31 million, or 8%, to $431 million, from the comparable prior year period, primarily due to higher sales in the oil and gas market of our pressure relief and severe-service industrial valves. In the power generation market, sales were essentially flat, as increased sales of safety products to international operating reactors were offset by lower sales of products on domestic operating reactors.

Operating income

Operating income increased $10 million, or 18%, to $68 million and operating margin increased 140 basis points to 15.7%.  The increase in operating income and operating margin was primarily driven by higher sales volumes in the oil and gas market and benefits from our ongoing margin improvement initiatives. This growth was partially offset by lower profitability in the power generation market due to the aforementioned lower sales on domestic operating reactors.

New orders

New orders decreased $15 million to $388 million, compared with the same period in 2013, primarily due to lower demand in the power generation market.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales

Sales increased $22 million, or 6%, to $400 million, as compared to the prior year period, mainly due to our AP Services acquisition which contributed $17 million of incremental sales, to the power generation market. In the power generation market, excluding the impact of our AP Services acquisition, higher sales of instrumentation and control products and deliveries of our spent fuel management NETCO SNAP-IN® product used in existing operating reactors, more than offset competitive pressure from low natural gas prices and fewer plant outages. Sales in the oil and gas market increased primarily due to increase in domestic and international MRO activity.

Operating income

Operating income increased $1.6 million, or 3%, to $57.2 million primarily due to our AP Services acquisition, which contributed $1.4 million in operating income.

Backlog and new orders

Backlog increased $3 million to $236 million as compared to the prior year period, and new orders of $403 million were essentially flat.

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

Consolidated Statement of Cash Flows

	December 31,
(In thousands)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$331,766	$237,827	$152,474
Investing activities	53,448	(313,692)	(492,998)
Financing activities	(92,438)	140,138	254,241
Effect of exchange rates	(17,954)	(1,002)	3,919
Net increase (decrease) in cash and cash equivalents	$274,822	$63,271	$(82,364)

Year ended December 31, 2014 compared to year ended December 31, 2013

Operating Activities

Cash provided by operating activities increased $94 million to $332 million during the year ended December 31, 2014, as compared to the prior year period, primarily due to higher cash earnings, improved advanced collections, and lower cash taxes.

Investing Activities

Capital Expenditures

Our capital expenditures were $67 million in 2014 as compared to $72 million in 2013. Capital expenditures were lower in 2014, as compared to 2013, primarily due to expansions in certain business within our Energy Segment in 2013.

Divestitures

During 2014, we committed to a plan to dispose of certain businesses in order to enhance our operating efficiencies and focus on our core strengths. We disposed of four businesses aggregating to cash proceeds of $153 million. No divestitures took place during 2013.

Acquisitions

During 2014 we acquired three businesses and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, funds available under our credit agreement, and proceeds from our Senior Notes, were utilized to fund the acquisitions, which totaled $34 million. In 2013, we acquired five businesses with a total purchase price of $236 million.

Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

There were no debt issuances or significant principal payments on outstanding notes in 2014. In 2013, the Corporation issued $500 million of Senior Notes and repaid the $125 million 2003 senior notes that had matured.

Revolving Credit Agreement

In December 2014, the Corporation amended our existing credit facility by entering into a Second Amendment to the Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The amendment extends the maturity date of the agreement to November, 2019. There were no other material modifications made to the Credit Agreement

As of December 31, 2014, the Corporation had no borrowings outstanding under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $54 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at December 31, 2014 was $446 million, which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

On September 25, 2014, the Company received authorization from its board of directors to enter into a new share repurchase program beginning in 2015 to purchase up to approximately $300 million of its common stock. . The Company's 2011 share repurchase program was completed as of the end of 2014.

During the year ended December 31, 2014, the Company repurchased approximately 976,000 shares of our common stock for $65 million. The Company did not repurchase any shares of its common stock during 2013.

Dividends

In the first quarter of 2014, the Corporation increased its quarterly dividend to thirteen cents ($0.13) a share, an 30% increase over the prior year dividend. In the second quarter of 2013, the Corporation increased its quarterly dividend to ten cents ($0.10) a share, an 11.1% increase over the prior year dividend. Cash used to make dividend payments during the year ended December 31, 2014 and 2013 were $25 million and $18 million, respectively.

Year ended December 31, 2013 compared to year ended December 31, 2012

Operating Activities

Cash provided by operating activities increased $85 million to $238 million during the year ended December 31, 2013, as compared to the prior year period, primarily due to higher cash earnings, the timing of vendor payments in the current year, and the timing of advanced collections.

Investing Activities

Capital Expenditures

Our capital expenditures were $72 million in 2013 as compared to $83 million in 2012. Capital expenditures were lower in 2013, as compared to 2012, primarily due to our Flight Systems facility expansion in 2012.

Acquisitions

During 2013 we acquired five businesses and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, funds available under our credit agreement, and proceeds from our Senior Notes, were utilized to fund the acquisitions, which totaled $236 million. In 2012, we acquired eight businesses with a total purchase price of $460 million.

Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

On February 26, 2013, the Corporation issued $500 million of Senior Notes (the “2013 Notes”).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028.  $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. As of December 31, 2013, the Corporation had the ability to borrow additional debt of $1.3 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

In September 2013, we repaid the $125 million 2003 senior notes that had matured.

Revolving Credit Agreement

As of December 31, 2013 the Corporation had $50 million of borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $42 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at December 31, 2013 was $408 million, which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

The Company did not repurchase any shares of its common stock during 2013. During the year ended December 31, 2012, the Company repurchased approximately 830,000 shares of our common stock for $26 million.

Dividends

In the second quarter of 2013, the Corporation increased its quarterly dividend to ten cents ($0.10) a share, an 11.1% increase over the prior year dividend. Cash used to make dividend payments during the years ended December 31, 2013 and 2012 were $18 million, and $16 million respectively.

Prior debt issuances

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

Capital Resources

Cash in Foreign Jurisdictions

Cash and cash equivalents at December 31, 2014 were $450 million, of which $195 million were held by foreign subsidiaries. Our Canadian subsidiaries held a substantial portion of the Company's cash and cash equivalents, approximately $79 million at December 31, 2014. There are no legal or economic restrictions, absent certain regulatory approvals in China, where less than $4 million of our foreign cash resides, on the ability of any of our subsidiaries to transfer funds. The Company regularly assesses its cash needs and the available sources to fund these needs. Our current assessment does not indicate the need to repatriate foreign cash and cash equivalents to fund U.S. operations; however this is subject to change based on changes in global economic conditions, changes in global tax rates, and changes in the global geopolitical environment.

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

Debt Compliance

As of December 31, 2014, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2014 we had the ability to incur total additional indebtedness of $1.2 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $50 to $60 million and expected dividend payments of approximately $25 million in 2015. There can be no assurance, however, that we will continue to generate cash from operations at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In 2014, we made contributions of approximately $40 million to the Curtiss-Wright Pension Plan. In January 2015, the Corporation made a voluntary pension contribution of $145 million. For more information on our pension and other postretirement benefits plans, please see Note 16 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2014:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Debt Principal Repayments	$954,348	$1,069	$—	$150,000	$—	$—	$803,279
Interest Payment on Fixed Rate Debt	362,523	39,908	39,908	39,206	31,643	31,643	180,215
Operating Leases	145,808	27,615	24,039	20,514	16,058	11,899	45,683
Build-to-suit Lease	20,599	1,188	1,218	1,248	1,280	1,312	14,353
Total	$1,483,278	$69,780	$65,165	$210,968	$48,981	$44,854	$1,043,530

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2014, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2015	2016	2017	2018	2019	Thereafter (1)
Letters of Credit	$54,262	$13,476	$21,915	$4,142	$4,626	$680	$9,423
(1) Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $20.7 million.

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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on certain product sales, which represents approximately 55% of our total revenue, as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts, which represents approximately 19% of our total revenue, as services are rendered. The majority of our service revenues are generated within our Commercial/Industrial segment. The significant estimates we make in recognizing revenue relate primarily to long-term contracts generally accounted for using the cost-to-cost method of percentage-of-completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications.

Percentage-of-completion accounting

Revenue recognized using the cost-to-cost method of percentage-of-completion accounting represented approximately 16% of our total net sales in 2014. The typical length of our contracts that utilize the cost-to-cost method of percentage-of-completion accounting is 2-5 years. This method recognizes revenue and profit as the contracts progress towards completion. Under the cost-to-cost method of percentage-of-completion accounting, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion.

Application of the cost-to-cost method of percentage-of-completion accounting requires the use of reasonable and dependable estimates of the future material, labor, and overhead costs that will be incurred and a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based upon industry knowledge and experience of our engineers, project managers, and financial staff. These estimates are significant and reflect changes in cost and operating performance throughout the contract and could have a significant impact on our operating performance. Adjustments to original estimates for contract revenue, estimated costs at completion, and the estimated total profit are often required as work progresses throughout the contract and more information is obtained, even though the scope of work under the contract may not change. These changes are recorded on a cumulative basis in the period they are determined to be necessary.

Under the cost-to-cost method of percentage-of-completion accounting, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses are determined to be probable. However, costs may be deferred in anticipation of future contract sales if follow-on production orders are deemed probable. Amounts representing contract change orders are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

In 2014 and 2013 the aggregate net changes in estimates of contract costs were not material to the Consolidated Statement of Earnings for such annual period. In 2012, the aggregate net changes in estimates of contract costs resulted in a decrease to sales and operating income of $9 million and $13 million, respectively.

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

Pension and Other Postretirement Benefits

In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the discount rates used to determine plan obligations, the expected return on plan assets, the number of employees who will receive benefits, their tenure, their salary levels, and their projected mortality. Changes in these assumptions, if significant in future years, may have an effect on our pension and postretirement expense, associated pension and postretirement assets and liabilities, and our annual cash requirements to fund these plans.

The discount rate used to determine the plan benefit obligations as of December 31, 2014, and the annual periodic costs for 2015, was decreased from 4.75% to 4.00% for the Curtiss-Wright Pension Plan, and from 4.5% to 3.75% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates utilizing a select bond yield curve developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. These changes contributed to an increase in the benefit obligation of $70 million in the CW plans. The rate of compensation increase for the pension plans decreased from 4.0% to a weighted average of 3.4% based upon a graded scale of 5.0% to 3.0% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also adopted updated mortality tables published by the Society of Actuaries, to the current RP-2014 tables, which reflect greater mortality improvements into the future for the U.S. pension and postretirement benefit plans. These changes contributed to an increase in the benefit obligation of $26 million.

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

The funded status of the Curtiss-Wright Pension Plan decreased by $69 million in 2014, primarily due to the decrease in the discount rate and the change in the mortality tables used to value plan obligations at December 31, 2014. We contributed $40 million to the Curtiss-Wright Pension Plan in 2014, and made a voluntary contribution of $145 million in January 2015.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2014 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$22,000	$2,500
Rate of compensation increase	0.25%	3,000	800
Expected return on assets	(0.25)%	—	1,500

See Note 16 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. The fair value of assets acquired (net of cash) and liabilities assumed of our 2014 acquisitions were estimated to be $20 million and $4 million, respectively.

Goodwill

We have $1 billion in goodwill as of December 31, 2014. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

The recoverability of goodwill is subject to an annual impairment test based on the estimated fair value of the underlying businesses. We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. The test is performed in the fourth quarter, which coincides with the preparation of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The first step in the analysis is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. If an impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill on the reporting unit. Based upon the completion of our annual test, we determined that there was no impairment of value and that all reporting units estimated fair values were substantially in excess of their carrying amounts. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 1 to 20 years. Customer related intangibles primarily consist of customer relationships, which reflect the value of the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship. We review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2014, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure, without consideration of our interest rate swap agreements was 99% and 94%, at December 31, 2014 and December 31, 2013, respectively. In order to manage our interest rate exposure, from time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. With the interest rate swap agreements that were in place as of December 31, 2014, and December 31, 2013, our fixed rate interest exposure was 57% and 55%, respectively. As of December 31, 2014, a change in interest rates of 1% would have an impact on consolidated interest expense of less than $4 million. Information regarding our 2013, 2011 and 2005 Notes, Revolving Credit Agreement, and Interest Rate Swaps is contained in Note 13 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our operations are transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the Euro, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $19 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2014	2013	2012

Net sales
Product sales	$1,815,028	$1,719,591	$1,450,313
Service sales	428,098	398,490	372,994
Total net sales	2,243,126	2,118,081	1,823,307

Cost of sales
Cost of product sales	1,190,714	1,123,291	960,878
Cost of service sales	275,896	258,951	250,010
Total cost of sales	1,466,610	1,382,242	1,210,888
Gross profit	776,516	735,839	612,419

Research and development expenses	(67,842)	(63,580)	(54,352)
Selling expenses	(128,005)	(128,473)	(107,618)
General and administrative expenses	(298,296)	(306,663)	(269,055)
Operating income	282,373	237,123	181,394
Interest expense	(35,794)	(37,053)	(26,301)
Other income, net	365	980	128
Earnings before income taxes	246,944	201,050	155,221
Provision for income taxes	(76,995)	(61,646)	(51,140)
Earnings from continuing operations	169,949	139,404	104,081
Gain/(loss) from discontinued operations, net of taxes	(56,611)	(1,423)	9,763
Net earnings	$113,338	$137,981	$113,844

Basic earnings per share:
Earnings from continuing operations	$3.54	$2.97	$2.23
Earnings/(loss) from discontinued operations	(1.18)	(0.03)	0.21
Total	$2.36	$2.94	$2.44
Diluted earnings per share:
Earnings from continuing operations	$3.46	$2.91	$2.20
Earnings/(loss) from discontinued operations	(1.15)	(0.03)	0.21
Total	$2.31	$2.88	$2.41
Dividends per share	$0.52	$0.39	$0.35
Weighted average shares outstanding:
Basic	48,019	46,991	46,743
Diluted	49,075	47,912	47,412
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(In thousands)	2014	2013	2012

Net earnings	$113,338	$137,981	$113,844
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	(79,386)	(6,619)	25,954
Pension and postretirement adjustments, net of tax (2)	(74,284)	87,386	(16,331)
Other comprehensive income (loss), net of tax	(153,670)	80,767	9,623
Comprehensive income (loss)	$(40,332)	$218,748	$123,467

(1)
The tax benefit (expense) included in other comprehensive income (loss) for foreign currency translation adjustments for 2014, 2013, and 2012 were $2.1 million, ($0.9) million, and $0.7 million, respectively.

(2)
The tax benefit (expense) included in other comprehensive income (loss) for pension and postretirement adjustments for 2014, 2013, and 2012 were $41.3 million, ($49.4) million, and $9.1 million, respectively.

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	At December 31,
(In thousands, except share data)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$450,116	$175,294
Receivables, net	495,480	603,592
Inventories, net	388,670	452,087
Deferred tax assets, net	44,311	47,650
Assets held for sale	147,347	—
Other current assets	45,151	58,660
Total current assets	1,571,075	1,337,283
Property, plant, and equipment, net	458,919	515,718
Goodwill	998,506	1,110,429
Other intangible assets, net	349,227	471,379
Other assets	21,784	23,465
Total assets	$3,399,511	$3,458,274
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$1,069	$1,334
Accounts payable	152,266	186,941
Accrued expenses	145,938	142,935
Income taxes payable	22,472	789
Deferred revenue	176,693	164,343
Liabilities held for sale	35,392	—
Other current liabilities	38,163	38,251
Total current liabilities	571,993	534,593
Long-term debt	953,279	958,604
Deferred tax liabilities, net	51,554	123,644
Accrued pension and other postretirement benefit costs	226,687	138,904
Long-term portion of environmental reserves	14,911	15,498
Other liabilities	102,654	134,326
Total liabilities	1,921,078	1,905,569
Contingencies and Commitments (Note 13, 17 and 19)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value,100,000,000 shares authorized at December 31, 2014 and 2013; 49,189,702 shares issued at December 31, 2014 and 2013; outstanding shares were 47,904,518 at December 31,2014 and 47,638,835 at December 31, 2013.	49,190	49,190
Additional paid in capital	158,043	150,618
Retained earnings	1,469,306	1,380,981
Accumulated other comprehensive income (loss)	(128,411)	25,259
Common treasury stock, at cost (1,285,184 shares at December 31, 2014 and 1,550,867 shares at December 31, 2013)	(69,695)	(53,343)
Total stockholders' equity	1,478,433	1,552,705
Total liabilities and stockholders’ equity	$3,399,511	$3,458,274
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$113,338	$137,981	$113,844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	118,931	121,497	93,896
(Gain)/Loss on sale of businesses	29,184		(29,912)
(Gain) loss on fixed asset disposals	632	77	(414)
Gain on bargain purchase	—	—	(910)
Deferred income taxes	(27,241)	5,928	(3,871)
Share-based compensation	8,500	7,349	9,428
Impairment of assets	3,202	887	4,988
Impairment of assets held for sale	41,369	—	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Accounts receivable, net	12,845	6,599	26,524
Inventories, net	(19,375)	(25,499)	(30,100)
Progress payments	(6,971)	(6,131)	(7,923)
Accounts payable and accrued expenses	16,147	8,567	(7,290)
Deferred revenue	24,471	(7,281)	(34,436)
Income taxes	38,946	(16,811)	15,211
Net pension and postretirement liabilities	(26,431)	(1,630)	(1,132)
Other current and long-term assets and liabilities	4,219	6,294	4,571
Net cash provided by operating activities	331,766	237,827	152,474
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	594	1,348	2,557
Proceeds from divestitures	152,965	—	52,123
Acquisition of intangible assets	—	—	(1,761)
Proceeds from insurance	2,357	—	—
Additions to property, plant, and equipment	(67,115)	(72,242)	(82,954)
Acquisition of businesses, net of cash acquired	(34,364)	(236,135)	(460,439)
Additional consideration paid on prior year acquisitions	(989)	(6,663)	(2,524)
Net cash provided by (used for) investing activities	53,448	(313,692)	(492,998)
Cash flows from financing activities:
Borrowings under revolving credit facility	364,557	983,109	576,934
Borrowings of debt	—	500,000	—
Payment of revolving credit facility	(414,770)	(1,229,148)	(296,145)
Principal payments on debt	(80)	(125,033)	—
Repurchases of company stock	(65,220)	—	(25,705)
Proceeds from share-based compensation plans	38,182	27,450	15,492
Dividends paid	(25,013)	(18,377)	(16,392)
Other	296	—	—
Excess tax benefits from share-based compensation	9,610	2,137	57
Net cash provided by (used for) financing activities	(92,438)	140,138	254,241
Effect of exchange-rate changes on cash	(17,954)	(1,002)	3,919
Net increase (decrease) in cash and cash equivalents	274,822	63,271	(82,364)
Cash and cash equivalents at beginning of year	175,294	112,023	194,387
Cash and cash equivalents at end of year	$450,116	$175,294	$112,023
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	2,891	4,546	1,478
Recognition of asset retirement obligation	—	—	6,904
Property and equipment under build to suit transaction	14,735	6,225	—
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2012	$48,879	$143,192	$1,163,925	$(65,131)	$(85,890)
Net earnings	—	—	113,844	—	—
Other comprehensive income, net of tax	—	—	—	9,623	—
Dividends paid	—	—	(16,392)	—	—
Restricted stock, net of tax	—	(6,233)	—	—	6,233
Stock options exercised, net of tax	311	6,431	—	—	10,077
Other	—	(414)	—	—	414
Share-based compensation	—	8,907	—	—	521
Repurchase of common stock	—	—	—	—	(25,705)
December 31, 2012	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	137,981	—	—
Other comprehensive income, net of tax	—	—	—	80,767	—
Dividends paid	—	—	(18,377)	—	—
Restricted stock, net of tax	—	(2,127)	—	—	5,796
Stock options exercised, net of tax	—	(5,728)	—	—	34,451
Other	—	(330)	—	—	330
Share-based compensation	—	6,920	—	—	430
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	113,338	—	—
Other comprehensive loss, net of tax	—	—	—	(153,670)	—
Dividends paid	—	—	(25,013)	—	—
Restricted stock, net of tax	—	(722)	—	—	3,155
Stock options exercised, net of tax	—	311	—	—	45,049
Other	—	(430)	—	—	430
Share-based compensation	—	8,266	—	—	234
Repurchase of common stock	—	—	—	—	(65,220)
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
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

B. Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets and legal reserves. Actual results may differ from these estimates.

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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on product sales as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts as services are rendered. The significant estimates we make in recognizing revenue are primarily for long-term contracts generally accounted for using the cost-to-cost method of percentage of completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation’s consolidated financial position, results of operations, or cash flows. In 2014 and 2013, there were no individual significant changes in estimated contract costs at completion. In 2012, the Corporation incurred unanticipated additional costs of $23.7 million on its long-term contract with Westinghouse for disassembly, inspection, and preparation for shipment costs related to the reactor coolant pumps (RCPs) that the Corporation is supplying for the AP1000 nuclear power plants in China. In addition, in 2012 the Corporation recorded a cumulative catch up benefit of $14.2 million related to a change in estimate on its technology transfer contract on the AP1000 nuclear program.

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

I. Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2014 and December 31, 2013. For impairment charges on assets held for sale, refer to Note 2, Discontinued Operations and Assets Held for Sale. In 2012, the Corporation recognized an impairment of $5.0 million in General and administrative expenses, in connection with its 2012 restructuring plan, a component of which was exiting a facility.

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

K. Pre-Contract Costs

The Corporation, from time to time, incurs costs to begin fulfilling the statement of work under a specific anticipated contract that has yet to be obtained from a customer. If it is determined that the recoveries of these costs are probable, the costs will be capitalized, excluding any start-up costs which are expensed as incurred. When circumstances change and the contract is no longer deemed probable, the capitalized costs will be recognized in earnings. Capitalized pre-contract costs were $2.7 million and $1.8 million at December 31, 2014 and 2013, respectively.

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

O. Income Taxes

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

P. Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and (losses) from foreign currency transactions are included in General and administrative expenses within the results of operations, which amounted to $2.9 million, $2.6 million, and ($2.3) million for the years ended December 31, 2014, 2013, and 2012, respectively.

Q. Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains and (losses) are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to ($6.9) million, ($6.2) million, and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

R. Recently Issued Accounting Standards

Standards Issued Not Yet Adopted

Standard	Description	Effect on the financial statements
ASU 2014-09 Revenue from contracts with customers Date of adoption: January 1, 2017
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption.

The Corporation is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
ASU 2014-08 Reporting Discontinued Operations Date of adoption: December 15, 2014
In April 2014, new guidance was issued that amends the current discontinued operations guidance. The new guidance limits discontinued operation reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results, and requires expanded disclosures for discontinued operations. The adoption of this new guidance will be effective prospectively for annual reporting periods beginning after December 15, 2014 and interim periods within those years, with early adoption permitted in certain instances.

The Corporation plans to adopt the provisions of the new guidance during the first quarter of 2015. The significance of this guidance is dependent on any future divestitures or disposals.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation has identified certain businesses which it considers non-core. The Corporation considers businesses non-core when the business’ products or services do not complement its existing businesses and where the long-term growth prospects are below the Corporation’s expectations. As part of this initiative, the Corporation has divested four businesses in 2014. Additionally, during the third quarter of 2014, the Corporation classified certain other businesses as held for sale. The results of operations of these businesses are reported as discontinued operations within our Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

The aggregate financial results of all discontinued operations were as follows:

(In thousands)	2014	2013	2012
Net sales	$363,869	$392,690	$285,194
Loss from discontinued operations before income taxes (1)	(48,519)	(3,097)	(14,930)
Income tax benefit/(expense)	14,268	1,674	6,181
Gain/(loss) on sale of businesses (2)	(22,360)	—	18,512
Earnings from discontinued operations	$(56,611)	$(1,423)	$9,763

(1) Loss from discontinued operations before income taxes includes approximately $41.4 million of held for sale impairment expense in the year ended December 31, 2014.

(2) In the year ended December 31, 2014, the Corporation recognized aggregate after tax losses of $22.4 million on the sale of the Benshaw, 3D, Upstream and Vessels business. No businesses were sold in 2013. In 2012, the Corporation recognized an after tax gain of $18.5 million on the Heat Treat divestiture. Further details about these transactions are described below.

Assets held for sale

During the third quarter of 2014, the Corporation committed to a plan to sell two surface technology treatment facilities within the Commercial/Industrial segment. The Corporation also committed to a plan to sell its Engineered Packaging business and its Aviation Ground Support Equipment business, within the Defense segment, as well as its Downstream refining business, within the Energy segment. As of December 31, 2014, these businesses have been classified as held for sale and their results of operations have been presented as discontinued operations in the Consolidated Statement of Earnings.

The aggregate components of the assets classified as held for sale, are as follows:

(In thousands)	December 31, 2014
Assets held for sale:
Receivables, net	$60,187
Inventories, net	27,414
Property, plant, and equipment, net	22,473
Goodwill	42,395
Other intangible assets, net	19,151
Other assets	5,631
Deferred tax assets, net	11,174
Reserve for assets held for sale	(41,078)
Total assets held for sale, current	$147,347
Liabilities held for sale
Accounts payable	$12,579
Accrued expenses	8,320
Other current liabilities	13,930
Other liabilities	563
Total liabilities held for sale, current	$35,392

The following table outlines the net sales and earnings/(loss) before income taxes attributable to the assets held for sale:

	Net Sales			Earnings /(loss) before income taxes
(In thousands)	2014	2013	2012	2014	2013	2012
Commercial/Industrial
Surface Technologies - Domestic	$4,395	$4,672	$1,767	$(2,264)	$(528)	$(319)
Defense
Engineered Packaging	19,841	19,484	17,862	1,822	858	1,165
Aviation Ground Support Equipment	29,331	28,022	28,585	(8,644)	(122)	27
Energy
Downstream	127,594	109,270	98,341	(32,284)	(3,175)	(12,388)
Total included in discontinued operations	$181,161	$161,448	$146,555	$(41,370)	$(2,967)	$(11,515)

As of December 31, 2014, the Corporation impaired long-lived assets held for sale in the amount of $1.9 million, $6.2 million, $33.1 million for certain Domestic Surface Technologies facilities, the Corporation’s Aviation Ground Support Equipment business, and the Corporation’s Downstream refining business, respectively. Impairment charges have been included in the figures above.

Divestitures and facility closures

During 2014, the Corporation disposed of four businesses aggregating to cash proceeds of $153 million from its Defense and Energy segments. The divestitures resulted in aggregate pre-tax losses in excess of $29 million, and tax benefits of approximately $6.7 million. During 2014, the Corporation also closed three international manufacturing facilities in its Surface Technologies business. During 2012, the Corporation disposed of its Heat Treat business for $52 million. The following table outlines the net sales and earnings/(loss) before income taxes attributable to discontinued operations. Gains and losses recognized in connection with the sale of the businesses have been included in discontinued operations on the Consolidated Statement of Earnings but have been excluded in the table presented below.

	Net Sales			Earnings /(loss) before income taxes
(In thousands)	2014	2013	2012	2014	2013	2012
Commercial/Industrial
Surface Technologies - International	$4,355	$4,600	$4,248	$(6,123)	$(805)	$(989)
Heat Treat	—	—	10,785	—	—	4,929
Defense
Benshaw	29,029	70,741	89,183	(3,061)	2,173	5,972
3D Radar	344	5,165	7,444	(1,117)	215	1,492
Energy
Upstream	143,182	145,609	9,335	14,267	10,898	(2,090)
Vessels	5,798	5,127	17,644	(11,115)	(12,611)	(12,729)
Total included in discontinued operations	$182,708	$231,242	$138,639	$(7,149)	$(130)	$(3,415)

2014 Divestitures and facility closures

Surface Technologies - International

During the fourth quarter of 2014, the Corporation closed certain of its international surface technology manufacturing facilities located in Canada, Italy, and Austria. As a result of the facility closures, the Company incurred $5.3 million of pre-tax closure costs, including a $3.2 million impairment on fixed assets, which are included in the figures presented above. All operations have ceased at these facilities as of December 31, 2014.

Benshaw

On June 30, 2014, the Corporation sold the assets of its Benshaw business, within our Defense segment, to Regal-Beloit Corporation for $49.7 million in cash, net of cash sold, and final working capital adjustments. The Corporation recognized a pre-tax loss on divestiture of $7.3 million. The Corporation recognized a tax benefit of $2.9 million in connection with the sale.

3D Radar

On April 30, 2014, the Corporation sold the assets of the 3D Radar business, within the Defense segment, to Chemring Group PLC for $2.4 million in cash, net of final working capital adjustments. The disposal resulted in a $0.6 million pre-tax gain.

Upstream

On December 17, 2014, the Corporation completed the sale of its upstream oil and gas business, within the Energy segment, for $98 million in cash, net of cash sold, and final working capital adjustments. The Corporation recognized a pre-tax loss on divestiture of $13.7 million. The Corporation recognized a tax benefit of $0.6 million in connection with the sale.

Vessels

During the third quarter of 2014, the Corporation completed the sale of its Vessels business, within the Energy segment, for $2 million in cash, net of transaction costs. The Corporation recognized a pre-tax loss on divestiture of $8.6 million. The Corporation recognized a tax benefit of $3.2 million in connection with the sale.

2012 Divestitures

Heat Treat

On March 30, 2012, the Corporation sold the assets and real estate of its heat treating business, which had been reported in the Commercial/Industrial segment, to Bodycote plc for $52 million. The heat treating business’ operating results are included in discontinued operations in the Corporation’s Consolidated Statement of Earnings for all periods presented. Discontinued operations for the year ended December 31, 2012 included net sales of $10.8 million and earnings before income taxes of $4.9 million, respectively. The Corporation recognized a pre-tax gain of $29.9 million in 2012 and has recorded the gain in discontinued operations for the year ended December 31, 2012.

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

In 2014, the Corporation acquired three businesses for an aggregate purchase price of $34.4 million, net of cash acquired, all of which are described in more detail below. In 2013, the Corporation acquired five businesses for an aggregate purchase price of $236.1 million, net of cash acquired, all of which are described in more detail below. In 2012, the Corporation acquired eight businesses for an aggregate purchase price of $462.4 million, net of cash acquired.

The Corporation’s Consolidated Statement of Earnings include $19.1 million of net sales and $0.2 million of net earnings from the Corporation’s 2014 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2014, 2013, and 2012:

(In thousands)	2014	2013	2012
Accounts receivable	$2,991	$25,972	$53,753
Inventory	304	30,930	52,225
Property, plant, and equipment	2,802	18,066	40,915
Other current assets	81	3,229	7,244
Intangible assets	13,501	102,265	182,681
Current and non-current liabilities	(1,754)	(18,959)	(44,617)
Pension and postretirement benefits	—	(6,472)	(8,144)
Deferred income taxes	(2,199)	(19,682)	(50,367)
Debt assumed	—	—	(13,819)
Due to seller	—	(3,361)	(240)
Net tangible and intangible assets	15,726	131,988	219,631
(Gain on Bargain Purchase)	—	—	(910)
Purchase price	34,364	236,135	462,416
Goodwill	$18,638	$104,147	$243,695
Supplemental Pro Forma Statements of Operations Data (Unaudited)

The assets, liabilities, and results of operations of the businesses acquired in 2014 were not material to the Corporation’s consolidated financial position or results of operations and therefore pro forma financial information for the acquisitions are not presented.

The following table presents unaudited consolidated pro forma financial information for the combined results of the Corporation and its completed business acquisitions during the year ended December 31, 2013 and 2012 as if the 2013 acquisitions had occurred on January 1, 2012. Pro forma results were previously disclosed for the 2012 acquisitions as if the 2012 acquisitions had occurred on January 1, 2011.

(In thousands, except per share data)	2013	2012
Net sales	$2,184,715	$2,157,815
Net earnings from continuing operations	143,960	116,768
Diluted earnings per share from continuing operations	3.04	2.46

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information for a 12 month period. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Elimination of historical intangible asset amortization expense (approximately $0.7 million and $1.8 million in 2013 and 2012, respectively).

•	Additional amortization expense (approximately $3.6 million and $18.5 million in 2013 and 2012, respectively) related to the fair value of identifiable intangible assets acquired.

•	Additional depreciation expense (approximately $1.2 million and $1.6 million in 2013 and 2012, respectively) related to the fair value adjustment to property, plant, and equipment acquired.

•
Elimination of the fair value adjustments to acquisition-date inventory that has been sold in 2013 of $3.7 million, and recognition in 2012 of the full value of the fair value adjustment to acquisition date inventory.

•
Reclassification of $2.1 million of the Corporation’s 2013 acquisition costs directly attributable to the acquisition into 2012. Included in these costs are advisory, investment banking, and legal and regulatory costs incurred by the Corporation. The Corporation records acquisition costs in General and administrative expenses.

•	Elimination of historical interest expense (approximately $0.6 million and $5.3 million in 2013 and 2012, respectively).

•
Additional interest expense (approximately $4.2 million and $16.5 million in 2013 and 2012, respectively) associated with the incremental borrowings that would have been incurred to acquire these companies as of January 1, 2012.

2014 Acquisitions

COMMERCIAL/INDUSTRIAL

Component Coating and Repair Services Limited

On January 10, 2014, the Corporation acquired 100% of the issued and outstanding capital stock of Component Coating and Repair Services Limited (CCRS) for approximately £15 million ($25 million) in cash, net of cash acquired. The Share Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the sellers. CCRS operates out of two locations in Glasgow and Alfreton in the United Kingdom and will operate within the Corporation's Commercial/Industrial segment. CCRS is a provider of corrosion resistant coatings and precision airfoil repair services for aerospace and industrial turbine applications. Revenues were approximately £6.4 million in the latest fiscal year ended May 31, 2013.

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

The purchase price of the 2014 acquisitions have been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values. The following table summarizes the purchase price allocations for CCRS and NPSI.

(In thousands)	CCRS	NPSI
Accounts receivable	$2,984	$7
Inventory	64	112
Property, plant, and equipment	1,987	790
Other current assets	71	10
Intangible assets	9,560	3,406
Current and non-current liabilities	(1,754)	—
Deferred income taxes	(2,041)	—
Net tangible and intangible assets	10,871	4,325
Purchase price	24,645	7,965
Goodwill	$13,774	$3,640

Amount of tax deductible goodwill	$—	$3,640

2013 Acquisitions

COMMERCIAL/INDUSTRIAL

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

Phönix, headquartered in Germany, is a designer and manufacturer of valves, valve systems, and related support services to the global chemical, petrochemical, and power (both conventional and nuclear) markets.  Phönix has 282 employees and operates Phönix Valves in Volkmarsen, Germany; Strack, located in Barleben, Germany; and Daume Control Valves, located in Hanover, Germany. Phönix also owns sales subsidiaries with warehouses in Texas and France. Revenues of the acquired business were approximately $60 million for the year ended 2012.

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

DEFENSE

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

ENERGY

Other
During 2013, the Corporation acquired the assets of Ovalpath, Inc and Gulff33 Valve Pros, LLC through two separate transactions for a purchase price of $2.3 million and $3.3 million respectively. The Asset Purchase Agreements contain representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Ovalpath has developed a proprietary software platform utilizing mobile technology to enable applications that provide significant efficiencies within a nuclear plant. Gulf33 provides valve repair and maintenance services to the offshore oil and gas market.

The purchase price of the 2013 acquisitions have been allocated to the net tangible and intangible assets acquired with the remainder recorded as goodwill on the basis of estimated fair values. Immaterial purchase price adjustments were made during 2014 to certain of the 2013 acquisitions and are included in the asset allocation herein:

(In thousands)	Phönix	Arens	Parvus	Other	Total
Accounts receivable	$12,226	$9,441	$3,639	$666	$25,972
Inventory	20,358	5,349	5,122	101	30,930
Property, plant, and equipment	12,575	4,787	435	269	18,066
Other current assets	2,153	972	104	—	3,229
Intangible assets	42,305	43,100	15,000	1,860	102,265
Current and non-current liabilities	(7,497)	(7,991)	(3,854)	383	(18,959)
Pension and postretirement benefits	(6,472)	—	—	—	(6,472)
Deferred income taxes	(14,258)	94	(5,518)	—	(19,682)
Due to seller	(119)	—	(230)	(3,012)	(3,361)
Net tangible and intangible assets	61,271	55,752	14,698	267	131,988
Purchase price	97,886	95,612	37,059	5,578	236,135
Goodwill	$36,615	$39,860	$22,361	$5,311	$104,147

Amount of tax deductible goodwill	$—	$39,860	$—	$5,311	$45,171

4. RECEIVABLES
Receivables include current notes, amounts billed to customers, claims, other receivables, and unbilled revenue on long-term contracts, which consists of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. An immaterial amount of unbilled receivables are subject to retainage provisions. The amount of claims and unapproved change orders within our receivables balances are immaterial.
Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 33% and 34% of consolidated revenues in 2014 and 2013, respectively. Total receivables due primarily from the U.S Government were $157.9 million and $205.1 million at December 31, 2014 and 2013, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $72.9 million and $82.5 million at December 31, 2014 and 2013, respectively.
The composition of receivables is as follows as of December 31:

(In thousands)	2014	2013
Billed receivables:
Trade and other receivables	$363,241	$444,841
Less: Allowance for doubtful accounts	(5,619)	(6,857)
Net billed receivables	357,622	437,984
Unbilled receivables:
Recoverable costs and estimated earnings not billed	150,526	184,120
Less: Progress payments applied	(12,668)	(18,512)
Net unbilled receivables	137,858	165,608
Receivables, net	$495,480	$603,592

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

(In thousands)	2014	2013
Raw material	$201,998	$231,219
Work-in-process	89,423	114,372
Finished goods	103,831	117,444
Inventoried costs related to U.S. Government and other long-term contracts	59,070	58,796
Gross inventories	454,322	521,831
Less: Inventory reserves	(51,435)	(54,400)
Progress payments applied, principally related to long-term contracts	(14,217)	(15,344)
Inventories, net	$388,670	$452,087
As of December 31, 2014 and 2013, inventory also includes capitalized contract development costs of $33.9 million and $37.1 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2014 and 2013, $7.2 million and $13.8 million, respectively, are scheduled to be liquidated under existing firm orders.

6. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment is as follows as of December 31.

(In thousands)	2014	2013
Land	$21,762	$24,250
Buildings and improvements	219,219	218,551
Machinery, equipment, and other	750,006	800,573
Property, plant, and equipment, at cost	990,987	1,043,374
Less: Accumulated depreciation	(532,068)	(527,656)
Property, plant, and equipment, net	$458,919	$515,718
Depreciation expense from continuing operations for the years ended December 31, 2014, 2013, and 2012 was $66.6 million, $63.2 million, and $55.2 million, respectively.

7. GOODWILL

In connection with the change in reportable segments discussed in Note 18, we reallocated the goodwill that existed as of December 31, 2012 to our new segments on a relative fair value basis.

The changes in the carrying amount of goodwill for 2014 and 2013 are as follows:

(In thousands)	Commercial/Industrial	Defense	Energy	Consolidated
December 31, 2012	$273,247	$467,917	$272,136	$1,013,300
Acquisitions	76,108	22,615	5,311	104,034
Goodwill adjustments	(3,164)	—	429	(2,735)
Foreign currency translation adjustment	1,628	(5,101)	(697)	(4,170)
December 31, 2013	$347,819	$485,431	$277,179	$1,110,429
Acquisitions	$13,773	$—	$4,863	$18,636
Assets held for sale	—	(6,525)	(35,870)	(42,395)
Divestitures	—	(11,695)	(43,660)	(55,355)
Goodwill adjustments	(1,096)	(254)	—	(1,350)
Foreign currency translation adjustment	(9,634)	(20,217)	(1,608)	(31,459)
December 31, 2014	$350,862	$446,740	$200,904	$998,506

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

During 2014, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2014. The adjustments to the Corporation's purchase price allocation were not material.

The Corporation completed its annual goodwill impairment testing as of October 31, 2014, 2013, and 2012 and concluded that there was no impairment of value. The estimated fair value of the reporting units substantially exceeded the recorded book value.
8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.

The following table summarizes the intangible assets acquired (including their weighted-average useful lives) by the Corporation during 2014 and 2013. No indefinite lived intangible assets were acquired in 2014 or 2013.

	2014		2013
(In thousands, except years data)	Amount	Years	Amount	Years
Technology	$100	5.0	$21,101	13.5
Customer related intangibles	13,200	13.6	73,146	16.9
Other intangible assets	200	1.0	8,504	3.3
Total	$13,500	13.3	$102,751	15.1
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2014 and December 31, 2013, respectively.

	2014			2013
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$178,369	$(84,584)	$93,785	$213,888	$(88,644)	$125,244
Customer related intangibles	356,844	(122,920)	233,924	430,604	(127,194)	303,410
Other intangible assets	38,460	(16,942)	21,518	66,436	(23,711)	42,725
Total	$573,673	$(224,446)	$349,227	$710,928	$(239,549)	$471,379
Amortization expense from continuing operations for the years ended December 31, 2014, 2013, and 2012 were $38.3 million, $39.0 million, and $24.9 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In thousands)
2015	$34,766
2016	34,264
2017	33,775
2018	32,680
2019	30,848

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
The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at December 31, 2014 and December 31, 2013.
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
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are below.

	December 31,
(In thousands)	2014	2013
Assets
Undesignated for hedge accounting
Forward exchange contracts	$605	$605
Total asset derivatives (1)	$605	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$5,121	$49,845
Undesignated for hedge accounting
Forward exchange contracts	$676	$277
Total liability derivatives (2)	$5,797	$50,122
(1) Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.
(2) Forward exchange derivatives are included in Other current liabilities and interest rate swap liabilities are included in Other liabilities.
Effects on Consolidated Statements of Earnings
Fair value hedge
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the years ended December 31, were as follows:

	Gain/(Loss) on Swap			Gain/(Loss) on Borrowings
(In thousands)	2014	2013	2012	2014	2013	2012
Income statement classification:
Other income (loss), net	$44,724	$(49,845)	$(742)	$(44,724)	$49,845	$742
Undesignated hedges
The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2014	2013	2012
Forward exchange contracts:
General and administrative expenses	$(6,880)	$(6,198)	$883
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2014. The fair value of our debt instruments are characterized as a Level 2 measurement in accordance with the fair value hierarchy. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2014, aggregated $959 million compared to a carrying value of $945 million. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2013, aggregated $887 million compared to a carrying value of $900 million.
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
Nonrecurring measurements

As discussed in Note 2. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during the third quarter. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360-10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell. For the year ended December 31, 2014, an impairment charge of $41.4 million was recorded in loss from discontinued operations. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charges recorded were classified as a Level 3 measurement as it is based on significant other unobservable inputs.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2014	2013
Accrued compensation	$88,793	$88,108
Accrued commissions	10,783	12,834
Accrued interest	9,688	9,730
Accrued insurance	6,757	4,885
Accrued 401K	7,050	—
Other	22,867	27,378
Total accrued expenses	$145,938	$142,935

Other current liabilities consist of the following as of December 31:

(In thousands)	2014	2013
Warranty reserves	$15,688	$15,914
Additional amounts due to sellers on acquisitions	1,739	5,250
Reserves on loss contracts	2,979	4,067
Deferred tax liability	2,448	3,175
Pension and other postretirement liabilities	5,120	4,280
Other	10,189	5,565
Total other current liabilities	$38,163	$38,251

11. RESTRUCTURING ACTIVITIES
The Corporation did not have any material restructuring initiatives in 2014 and 2013.
2012 Restructuring Initiative
The Corporation focuses on being the low-cost provider of its products by reducing operating costs and implementing lean manufacturing initiatives, which have in part led to the involuntary termination of certain positions and the consolidation of facilities and product lines.
During the year ended 2012, the Corporation recorded restructuring costs by segment as follows:

(In thousands)	Commercial/Industrial	Defense	Energy	Consolidated
Cost of sales	$7,413	$3,227	$138	$10,778
Selling expenses	—	417	13	430
General and administrative	5,033	2,463	497	7,993
Total	$12,446	$6,107	$648	$19,201
During 2012, the Corporation committed to a plan to restructure existing operations through a reduction in workforce and consolidation of operating locations. The plan impacted all three of the Corporation’s reportable segments and resulted in costs incurred of $19 million. In the Commercial/Industrial segment, restructuring costs of $7 million, were primarily for severance and benefits costs and $5 million of non-cash costs for a fixed asset write-down due to the ceased use of an operating facility. In the Defense and Energy segments, restructuring costs of $6 million and $1 million, respectively, were primarily for severance and benefit costs associated with headcount reductions.
The Corporation has completed its restructuring activities under the 2012 restructuring plan.
The following table summarizes the cash components of the Corporation’s restructuring plans. Accrued restructuring costs are included in Other current liabilities in the accompanying balance sheet.

(In thousands)	Severance and Benefits	Abandonment of facility costs	Total
December 31, 2012	$1,020	$6,106	$7,126
Provisions	—	—	—
Payments	(774)	(5,519)	(6,293)
Adjustments	(246)	(587)	(833)
December 31, 2013	$—	$—	$—
12. INCOME TAXES
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2014	2013	2012
Domestic	$120,563	$105,188	$80,475
Foreign	126,381	95,862	74,746
	$246,944	$201,050	$155,221
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2014	2013	2012
Current:
Federal	$70,609	$29,323	$27,882
State	9,065	5,629	5,465
Foreign	33,401	20,807	21,369
	113,075	55,759	54,716

Deferred:
Federal	(29,469)	7,982	758
State	(1,275)	644	(1,122)
Foreign	(5,070)	(802)	(5,172)
	(35,814)	7,824	(5,536)
Valuation allowance	(266)	(1,937)	1,960
Provision for income taxes	$76,995	$61,646	$51,140
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	2.4	1.6	1.7
R&D tax credits	(1.3)	(1.5)	(0.9)
Foreign earnings (1)	(4.4)	(3.7)	(3.0)
All other, net	(0.5)	(0.7)	0.1
Effective tax rate	31.2%	30.7%	32.9%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.
The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Capital loss carryover	$17,555	$—
Environmental reserves	10,123	9,913
Inventories	18,496	20,197
Postretirement/postemployment benefits	13,326	12,641
Incentive compensation	16,140	6,727
Accrued vacation pay	4,968	5,745
Warranty reserves	4,330	5,073
Share-based payments	4,422	7,718
Pension plans	84,493	43,684
Net operating loss	8,909	9,826
Other	12,609	14,793
Total deferred tax assets	195,371	136,317
Deferred tax liabilities:
Undistributed earnings	7,840	4,077
Depreciation	33,117	52,242
Goodwill amortization	74,555	65,644
Other intangible amortization	62,777	81,634
Other	1,612	4,119
Total deferred tax liabilities	179,901	207,716
Valuation allowance	23,478	6,321
Net deferred tax assets/(liabilities)	$(8,008)	$(77,720)
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2014	2013
Net current deferred tax assets	$44,311	$47,650
Net current deferred tax liabilities	2,448	3,175
Net noncurrent deferred tax assets	1,683	1,449
Net noncurrent deferred tax liabilities	51,554	123,644
Net deferred tax assets/(liabilities)	$(8,008)	$(77,720)
The Corporation has income tax net operating loss carryforwards related to international operations of approximately $26.4 million of which $16.4 million have an indefinite life and $10.0 million expire through 2023. The Corporation has federal and state income tax net loss carryforwards of approximately $68.7 million, of which $21.0 million are net operating losses which expire through 2034 and $47.7 million are capital loss carryforwards which expire in 2019. The Corporation has recorded a deferred tax asset of $26.5 million reflecting the benefit of the loss carryforwards.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation increased its valuation allowance by $17.2 million, to $23.5 million, as of December 31, 2014, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance increased $17.6 million principally as a result of the tax benefit associated with the capital loss carryforward incurred from the sale of its discontinued operations offset by various minor activities. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments of $35.0 million were made in 2014, $69.4 million in 2013, and $42.7 million in 2012.

The amount of undistributed foreign subsidiaries earnings considered to be permanently reinvested for which no provision has been made for U.S. federal or foreign taxes at December 31, 2014 was $295.2 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, foreign tax credits may partiality offset any tax liability.
The Corporation has recognized a liability in Other liabilities for interest of $1.7 million and penalties of $1.1 million as of December 31, 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2014	2013	2012
Balance at January 1,	$10,623	$11,301	$5,769
Additions for tax positions of prior periods	1,421	1,511	4,591
Additions for tax positions related to the current year	1,738	1,768	1,019
Settlements	(2,039)	(3,868)	(53)
Lapses of statute of limitations	(41)	(140)	(28)
Foreign currency translation	(142)	51	3
Balance at December 31,	$11,560	$10,623	$11,301
In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2014:

United States (Federal)	2011	-	present
United States (Various states)	1998	-	present
United Kingdom	2007	-	present
Canada	2008	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2014, 2013, and 2012 is $8.0 million, $7.6 million, and $9.0 million, respectively, which, if recognized, would favorably affect the effective income tax rate.

13. DEBT
Debt consists of the following as of December 31:

(In thousands)	2014	2014	2013	2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2019	—	—	50,000	50,000
5.51% Senior notes due 2017	150,000	162,617	150,000	163,059
3.84% Senior notes due 2021	99,934	99,934	98,632	98,632
3.70% Senior notes due 2023	225,000	225,748	225,000	209,140
3.85% Senior notes due 2025	98,360	98,360	88,555	88,555
4.24% Senior notes due 2026	197,237	197,237	173,557	173,557
4.05% Senior notes due 2028	74,348	74,348	64,411	64,411
4.11% Senior notes due 2028	100,000	100,801	100,000	89,252
Other debt	1,069	1,069	1,383	1,383
Total debt	954,348	968,514	959,938	946,389
Less: current portion of long-term debt and short-term debt	1,069	1,069	1,334	1,334
Total long-term debt	$953,279	$967,445	$958,604	$945,055

The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 1.7% in 2014 and 2013.
The debt outstanding had fixed and variable interest rates averaging 3% during the year ended December 31, 2014.
Aggregate maturities of debt are as follows:

(In thousands)
2015	$1,069
2016	—
2017	150,000
2018	—
2019	—
Thereafter	803,279
Total	$954,348
Interest payments of $33 million, $31 million, and $24 million were made in 2014, 2013, and 2012, respectively.
Revolving Credit Agreement
In August 2012, the Corporation refinanced its existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the Credit Agreement, the Corporation has borrowing capacity of $500 million. In addition, the Credit Agreement provides an accordion feature which allows the Corporation to borrow an additional $100 million. As of December 31, 2014, the Corporation had $54 million in letters of credit supported by the credit facility and no borrowings outstanding under the credit facility. As of December 31, 2014, letters of credit outstanding related to discontinuing operations was $9 million. The unused credit available under the credit facility at December 31, 2014 was $446 million, which we had the ability to borrow in full without violating our debt to capitalization covenant.
In December, 2014, the Corporation amended its existing credit facility by entering into a Second Amendment to the Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. the amendment extends the maturity date of the agreement to November, 2019. No other material modifications were made to the 2012 Credit Agreement.
The Credit Agreement contains covenants that the Corporation considers usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated debt to capitalization ratio of 60%. The Credit Agreement has customary events of default, such as non-payment of principal when due; nonpayment of interest, fees, or other amounts; cross-payment default and cross-acceleration.
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
Senior Notes
On February 26, 2013, the Corporation issued $500 million of Senior Notes (the “2013 Notes”).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028.  $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the

Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The Corporation had the ability to borrow additional debt of $1.2 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
On December 8, 2011, the Corporation issued $300 million of Senior Notes (the “2011 Notes”). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with our 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of our 2011 Notes. Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.
On December 1, 2005, the Corporation issued $150 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes mature on December 1, 2017. The Notes are senior unsecured obligations and are equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2005 Notes, subject to a make-whole amount in accordance with the terms of the Note Purchase Agreement. In connection with the Notes, the Corporation paid customary fees that have been deferred and are being amortized over the terms of the Notes. The Corporation is required under the Note Purchase Agreement to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2005 Notes also contain a cross default provision with the Corporation’s other senior indebtedness.
14. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of Common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2014, there were no options outstanding that were considered anti-dilutive. In December 31, 2013 and 2012 , there were 297,000, and 633,000 stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
Earnings per share calculations for the years ended December 31, 2014, 2013, and 2012, are as follows:

(In thousands, except per share data)	Earnings from continuing operations	Weighted- Average Shares Outstanding	Earnings per share from continuing operations
2014
Basic earnings per share from continuing operations	$169,949	48,019	$3.54
Dilutive effect of stock options and deferred stock compensation		1,056
Diluted earnings per share from continuing operations	$169,949	49,075	$3.46
2013
Basic earnings per share from continuing operations	$139,404	46,991	$2.97
Dilutive effect of stock options and deferred stock compensation		921
Diluted earnings per share from continuing operations	$139,404	47,912	$2.91
2012
Basic earnings per share from continuing operations	$104,081	46,743	$2.23
Dilutive effect of stock options and deferred stock compensation		669
Diluted earnings per share from continuing operations	$104,081	47,412	$2.20

15. SHARE-BASED COMPENSATION PLANS

In May 2014, the Corporation adopted the Curtiss Wright 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”). The plan replaces the Corporation's existing 2005 Long Term Incentive Plan and the 2005 Stock Plan for Non-Employee Directors (collectively the “2005 Stock Plans”). Beginning May 2014, all awards were granted under the 2014 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2014 Omnibus Plan will be 2,400,000 less one share of common stock for every one share of common stock granted under any Prior Plan after December 31, 2013 and prior to the effective date of the 2014 Omnibus Plan. In addition, any awards that were previously granted under any Prior Plan that terminate without issuance of shares, shall be eligible for issuance under the 2014 Omnibus Plan. Awards under the 2014 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (RSU), other stock-based awards, and performance share units (PSU) or cash based performance units (PU).

During 2014, the Corporation granted awards in the form of RSUs, PSUs, PUs, and restricted stock. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2014, 2013, and 2012 is as follows:

(In thousands)	2014	2013	2012
Non-qualified stock options	$—	$238	$942
Employee Stock Purchase Plan	1,350	1,260	1,303
Performance Share Units	3,728	3,495	3,179
Restricted Share Units	2,655	1,700	3,237
Other share-based payments	767	657	767
Total share-based compensation expense before income taxes	$8,500	$7,350	$9,428

Other share-based payments include restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2014, 2013, or 2012.

The following table summarizes the cash received from share-based awards and the Corporation's tax benefit recognized on share-based compensation:

(In thousands)	2014	2013	2012
Cash received from share-based awards	$38,183	$29,194	$15,137
Recognized tax benefit on awards	$9,610	$3,199	$1,371

A summary of employee stock option activity is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2013	2,321	$33.69
Granted	—	—
Exercised	(872)	33.45
Forfeited	(6)	29.66
Outstanding at December 31, 2014	1,443	$33.86	4.3	$53,002
Exercisable at December 31, 2014	1,443	$33.86	4.3	$53,002

The total intrinsic value of stock options exercised during 2014, 2013, and 2012 was $28.3 million, $11.4 million, and $3.1 million, respectively.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose 3 year cliff vesting is contingent upon how the Corporation's total shareholder return over the three-year term of the awards compares to that of a self-constructed peer group.  The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s Common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change.

Restricted Share Units

Restricted share units cliff vest at the end of the awards’ vesting period. The restricted share units contain only a service condition, and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which is typically 3 years. The non-vested restricted stock is subject to forfeiture if employment is terminated other than due to death or disability.

A summary of the Corporation’s 2014 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested at December 31, 2013	368	$35.52	319	$36.53
Granted	51	82.79	38	70.28
Vested	(89)	29.88	(92)	33.01
Forfeited	(18)	46.71	(19)	37.02
Nonvested at December 31, 2014	312	$44.12	246	$43.03
Expected to vest at December 31, 2014	312	$44.12	246	$43.03

Nonvested PSUs had an intrinsic value of $22.0 million and unrecognized compensation costs of $8.6 million as of December 31, 2014. Nonvested RSUs had an intrinsic value of $17.3 million and unrecognized compensation costs of $5.9 million. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over periods of 2.3-2.7 years.

Employee Stock Purchase Plan

The Corporation’s ESPP enables eligible employees to purchase the Corporation’s Common stock at a price per share equal to 85% of the fair market value at the end of each offering period. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The Corporation has reserved 1,200,000 shares from Treasury to satisfy the issuance of shares under the ESPP.

During 2014, there were 166,948 shares purchased under the ESPP. As of December 31, 2014, the Corporation has withheld $4.5 million from employees, the equivalent of 73,929 shares. Compensation cost is recognized on a straight-line basis over the six-month vesting period during which employees perform related services.

16. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation maintains thirteen separate and distinct pension and other postretirement defined benefit plans, consisting of three domestic plans and ten separate foreign pension plans. Effective December 31, 2014, the Corporation executed the following plan mergers: the two Williams Controls defined benefit pension plans were merged with the CW Pension Plan, resulting in one surviving domestic qualified plan, and the three domestic postretirement health-benefits plans (CW, EMD, and Williams Controls) were merged into one. Post-merger, the Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan. The foreign plans consist of three defined benefit pension plans in the United Kingdom, three in Germany, two in Mexico, and one plan each in Canada and Switzerland. The German plans were added during 2013 as part of our February 28, 2013 acquisition of Phönix Holding GmbH.

Domestic Plans
Qualified Pension Plan
The Corporation maintains a defined benefit pension plan (the “CW Pension Plan”) covering all employees under six benefit formulas: a non-contributory non-union and union formula for certain Curtiss-Wright (CW) employees, a contributory union and non-union benefit formula for employees at the EMD business unit, and two benefit formulas providing annuity benefits for participants in the former Williams Controls salaried and union plans.
CW non-union employees hired prior to February 1, 2010 receive a “traditional” benefit based on years of credited service, using the five highest consecutive years’ compensation during the last ten years of service. These employees became participants under the CW Pension Plan after one year of service and were vested after three years of service. CW non-union employees hired on or after the effective date were eligible for a cash balance benefit through December 31, 2013, and were transitioned to the new defined contribution plan, further described below. CW union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate.
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
Participants of the former Williams Controls Retirement Income Plan for salaried employees are either deferred vested participants or currently receiving benefits, as benefit accruals under the plan were frozen to future accruals effective January 1, 2003. Benefits in the salaried plan are based on average compensation and years of service.
Participants of the former Williams Controls UAW Local 492 Plan for union employees are entitled to a benefit based on years of service multiplied by a monthly pension rate, and may be eligible for supplemental benefits based upon attainment of certain age and service requirements.
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
At December 31, 2014 and 2013, the Corporation had a noncurrent pension liability of $152.5 million and $79.5 million, respectively. This increase was primarily driven by a 75 basis point decrease in the discount rate, which was 4.00% as of December 31, 2014, and the adoption of updated mortality tables reflecting further increases in life expectancy. The merger of the Williams plans also contributed $4.3 million of this increase.
The Corporation made $39.8 million of contributions to the CW Pension Plan in 2014, and made an additional elective contribution of $145.0 million in January 2015. Due to the large contribution in 2015, the Corporation does not expect to make any further contributions through 2019, but expects to make annual contributions to the new defined contribution plan, as further described below.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $43.7 million and $31.7 million as of December 31, 2014 and 2013, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $3.1 million in 2015.
Other Post-Employment Benefits (OPEB) Plan
Under the plan merger effective December 31, 2014, the Corporation provides post-employment benefits consisting of retiree health and life insurance to three distinct groups of employees/retirees: the CW Grandfathered plan, and plans assumed in the acquisition of EMD and Williams Controls.

In 2002, the Corporation restructured the postemployment medical benefits for then-active CW employees, effectively freezing the plan. The plan continues to be maintained for certain retired CW employees.
The Corporation also provides retiree health and life insurance benefits for substantially all of the Curtiss-Wright EMD employees. The plan provides basic health and welfare coverage for pre-65 participants based on years of service and are subject to certain caps. Effective January 1, 2011, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts (RRA’s) to participants in lieu of the traditional benefit delivery. Participant accounts are funded a set amount annually that can be used to purchase supplemental coverage on the open market, effectively capping the benefit.
The plan also provides retiree health and life insurance benefits for certain retirees of the Williams Controls salaried and union pension plans. Benefits are available to those employees who retired prior to December 31, 1993 in the salaried plan, and prior to October 1, 2003 in the union plan. Effective August 31, 2013, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts (RRA’s) to align with the EMD delivery model.
The Corporation had an accrued postretirement benefit liability at December 31, 2014 and 2013 of $23.2 million and $20.4 million, respectively. Pursuant to the EMD purchase agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these postretirement benefit costs. At December 31, 2014 and 2013, the discounted receivable included in other assets was $1.4 million and $1.8 million, respectively. The Corporation expects to contribute $1.6 million to the plan during 2015.
Foreign Plans
The foreign plans consist of three defined benefit pension plans in the United Kingdom, three in Germany, two in Mexico, and one plan each in Canada and Switzerland. As of December 31, 2014 and 2013, the total projected benefit obligation related to all foreign plans is $90.1 million and $87.6 million, respectively. As of December 31, 2014 and 2013, the Corporation had an accrued pension liability of $5.3 million and $2.1 million, respectively. The Corporation's contributions to the foreign plans are expected to be $3.0 million in 2015.
In September 2013, the Corporation amended the Metal Improvement Company - Salaried Staff pension Scheme (U.K.) and the Penny & Giles Pension Plan (U.K.) to cease the accrual of future benefits effective December 31, 2013. The amendments to the plans resulted in a $7 million reduction to the projected benefit obligations and a curtailment gain of $2.8 million.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs (income) consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2014	2013	2012	2014	2013	2012
Service cost	$25,262	$40,170	$40,274	$246	$373	$448
Interest cost	30,403	27,777	26,303	877	839	939
Expected return on plan assets	(41,746)	(36,303)	(33,585)	—	—	—
Amortization of prior service cost	662	883	1,201	(657)	(638)	(629)
Recognized net actuarial loss	6,827	15,013	11,023	(811)	(614)	(682)
Cost of settlements/curtailments	377	13	—	—	—	—
Net periodic benefit cost (income)	$21,785	$47,553	$45,216	$(345)	$(40)	$76
Net periodic benefit cost has declined over the reported periods, mainly due to the reduction in service cost, increase in the expected return on plan assets, and reduction of recognized net actuarial loss. The plan redesign reduced service cost by eliminating the cash balance benefit earned in the plan for all participants, with those not participating in the traditional benefit being moved to a new defined contribution plan. Expected returns increased due to favorable asset performance and the incremental return generated from higher required cash contributions in recent years, while the recognized actuarial loss declined in 2014, due largely to a prior period increase in the discount rate.
The Cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2014, the charge was due to a settlement in the CWAT plan in Switzerland. In 2013, the CW Pension Plan curtailment charge of $2.2 million and special termination benefits in the CW Restoration Plan were largely offset by the curtailment gain in the Penny & Giles Pension Plan.

The following table outlines the Corporation's consolidated disclosure of the pension benefits and postretirement benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2014 measurement date.

	Pension Benefits		Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Change in benefit obligation:
Beginning of year	$674,192	$705,022	$20,416	$23,391
Service cost	25,262	40,170	246	373
Interest cost	30,403	27,777	877	839
Plan participants’ contributions	1,734	2,331	364	350
Amendments	178	—	—	(366)
Actuarial loss (gain)	114,763	(62,534)	3,276	(2,752)
Benefits paid	(40,765)	(34,253)	(1,929)	(1,419)
Business combinations	—	5,809	—	—
Special termination benefits	—	533	—	—
Curtailments/ settlements	—	(9,713)	—	—
Actual expenses	(1,299)	(2,206)	—	—
Currency translation adjustments	(7,108)	1,256	—	—
End of year	$797,360	$674,192	$23,250	$20,416

Change in plan assets:
Beginning of year	$558,567	$460,202	$—	$—
Actual return on plan assets	37,574	82,863	—	—
Employer contribution	46,306	48,074	1,565	1,069
Plan participants’ contributions	1,734	2,331	364	350
Business combinations	—	—	—	—
Benefits paid	(40,765)	(34,253)	(1,929)	(1,419)
Settlements	(1,299)	(2,206)	—	—
Currency translation adjustments	(6,288)	1,556	—	—
End of year	$595,829	$558,567	$—	$—

Funded status	$(201,531)	$(115,625)	$(23,250)	$(20,416)

	Pension Benefits		Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Amounts recognized on the balance sheet
Noncurrent assets	$6,041	$7,142	$—	$—
Current liabilities	(3,523)	(2,620)	(1,603)	(1,659)
Noncurrent liabilities	(204,049)	(120,147)	(21,647)	(18,757)
Total	$(201,531)	$(115,625)	$(23,250)	$(20,416)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$180,640	$69,355	$(8,264)	$(12,350)
Prior service cost	1,990	2,537	(4,686)	(5,343)
Total	$182,630	$71,892	$(12,950)	$(17,693)
Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$15,470	$5,933	$(551)	$(811)
Prior service cost recognition	$619	$631	$(657)	$(657)
Accumulated benefit obligation	$753,878	$641,892	N/A	N/A
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$770,241	$604,515	N/A	N/A
Accumulated benefit obligation	726,760	528,148	N/A	N/A
Fair value of plan assets	562,669	473,078	N/A	N/A
Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Weighted-average assumptions in determination of benefit obligation:
Discount rate	3.88%	4.62%	3.75%	4.47%
Rate of compensation increase	3.37%	3.94%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	5.50%	8.00%
Ultimate rate reached in 2019 and 2015, respectively	N/A	N/A	4.59%	5.00%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	4.62%	3.95%	4.47%	3.70%
Expected return on plan assets	8.01%	7.91%	N/A	N/A
Rate of compensation increase	3.36%	3.94%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.00%	8.00%
Ultimate rate reached in 2019 and 2015, respectively	N/A	N/A	5.00%	5.00%
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
The effect on the Other Post-Employment Benefits plan of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$15	$(13)
Postretirement benefit obligation	$364	$(301)
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
The Finance Committee of the Corporation’s Board of Directors is responsible for formulating investment policies, developing investment manager guidelines and objectives, and approving and managing qualified advisors and investment managers. The guidelines established define permitted investments within each asset class and apply certain restrictions such as limits on concentrated holdings, and prohibits selling securities short, buying on margin, and the purchase of any securities issued by the Corporation.
The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. As a part of its diversification strategy, the Corporation has established target allocations for each of the following assets classes: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 86% of consolidated assets:

	As of December 31,		Target	Expected
	2014	2013	Exposure	Range
Asset class
Domestic equities	53%	52%	50%	40%-60%
International equities	14%	15%	15%	10%-20%
Total equity	67%	67%	65%	55%-75%
Fixed income	33%	31%	35%	25%-45%
As of December 31, 2014 and 2013, cash funds in the CW Pension Plan represented approximately 3% of portfolio assets.
Foreign plan assets represent 14% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The U.K. foreign plans follow a similar asset allocation strategy, while other foreign plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 5.65% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2014:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$17,951	$1,638	$16,313	$—
Equity securities- Mutual funds (1)	360,691	307,220	53,471	—
Bond funds (2)	168,348	115,988	52,360	—
Insurance Contracts (3)	10,795	—	—	10,795
Other (4)	782	—	—	782
December 31, 2013	$558,567	$424,846	$122,144	$11,577
Cash and cash equivalents	$24,354	$871	$23,483	$—
Equity securities- Mutual funds (1)	379,467	330,619	48,848	—
Bond funds (2)	183,068	122,790	60,278	—
Insurance Contracts (3)	8,169	—	—	8,169
Other (4)	771	—	—	771
December 31, 2014	$595,829	$454,280	$132,609	$8,940
(1) This category consists of domestic and international equity securities. It is comprised of U.S. securities benchmarked against the S&P 500 index and Russell 2000 index, international mutual funds benchmarked against the MSCI EAFE index, global equity index mutual funds associated with our U.K. based pension plans and balanced funds associated with the U.K. and Canadian based pension plans.
(2) This category consists of domestic and international bonds. The domestic fixed income securities are benchmarked against the Barclays Capital Aggregate Bond index, actively-managed bond mutual funds comprised of domestic investment grade debt, fixed income derivatives, and below investment-grade issues, U.S. mortgage backed securities, asset backed securities, municipal bonds, and convertible debt. International bonds consist of bond mutual funds for institutional investors associated with the CW Pension Plan, Switzerland, and U.K. based pension plans.
(3) This category consists of a guaranteed investment contract (GIC) in Switzerland. Amounts contributed to the plan are guaranteed by a foundation for occupational benefits that in turn entered into a group insurance contract and the foundation pays a guaranteed rate of interest that is reset annually.
(4) This category consists primarily of real estate investment trusts in Switzerland.
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
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014 and 2013:

(In thousands)	Insurance Contracts	Other	Total
December 31, 2012	$10,917	$728	$11,645
Actual return on plan assets:
Relating to assets still held at the reporting date	162	35	197
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	(542)	—	(542)
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	258	19	277
December 31, 2013	$10,795	$782	$11,577
Actual return on plan assets:
Relating to assets still held at the reporting date	158	39	197
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	(1,818)	36	(1,782)
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	(966)	(86)	(1,052)
December 31, 2014	$8,169	$771	$8,940
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2015	$45,126	$1,603	$46,729
2016	45,914	1,564	47,478
2017	47,534	1,529	49,063
2018	49,763	1,535	51,298
2019	52,630	1,506	54,136
2020 — 2024	270,769	7,342	278,111

Defined Contribution Retirement Plans
The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.
Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the year ended December 31, 2014, the expense relating to the plan was $13.7 million.  The Corporation funded $6.4 million in matching contributions to the plan in 2014, and $7.3 million in a non-elective contribution in January 2015. Cumulative contributions of approximately $65.0 million are expected to be made from 2015 through 2019.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $5.7 million, $5.1 million, and $4.8 million in 2014, 2013, and 2012, respectively.

17. LEASES
The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $38.0 million, $35.3 million, and $29.7 million in 2014, 2013, and 2012, respectively.
At December 31, 2014, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments
2015	$27,615
2016	24,039
2017	20,514
2018	16,058
2019	11,899
Thereafter	45,683
Total	$145,808

18. SEGMENT INFORMATION

Prior to the first quarter of 2014, the Corporation reported its results of operations through three segments: Flow Control, Controls, and Surface Technologies. Beginning in the first quarter of 2014, the Corporation realigned its reportable segments with its end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. As result of this realignment the Corporation has three new reportable segments: Commercial/Industrial, Defense, and Energy. The Corporation’s former Surface Technologies segment is consolidated within the new Commercial/Industrial segment. The commercial businesses which were in the former Controls segment form part of the new Commercial/Industrial segment. The Corporation’s defense businesses, which were primarily in the Corporation’s former Controls segment and to a lesser extent in the former Flow Control segment, are now consolidated within the new Defense segment. The Corporation's Oil and Gas and Nuclear divisions, which were in the former Flow Control segment, form the new Energy segment.

The Corporation's measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.

Net sales and operating income by reportable segment are as follows:

	December 31,
(In thousands)	2014	2013	2012
Net sales
Commercial/Industrial	$1,077,045	$951,900	$679,382
Defense	739,805	769,190	770,318
Energy	433,114	403,788	381,557
Less: Intersegment Revenues	(6,838)	(6,797)	(7,950)
Total Consolidated	$2,243,126	$2,118,081	$1,823,307

(In thousands)	2014	2013	2012
Operating income (expense)
Commercial/Industrial	$142,831	$105,245	$66,576
Defense	102,252	116,618	90,285
Energy	67,602	57,204	55,643
Corporate and Eliminations (1)	(30,312)	(41,944)	(31,110)
Total Consolidated	$282,373	$237,123	$181,394

Depreciation and amortization expense
Commercial/Industrial	$54,496	$53,563	$32,148
Defense	33,198	32,351	33,372
Energy	13,171	11,647	11,835
Corporate	4,060	4,654	2,771
Total Consolidated	$104,925	$102,215	$80,126

Segment assets
Commercial/Industrial	$1,324,679	$1,309,232	$1,027,787
Defense	1,158,272	1,293,679	1,266,553
Energy	632,009	798,330	781,837
Corporate	284,551	57,033	38,411
Total Consolidated	$3,399,511	$3,458,274	$3,114,588

Capital expenditures
Commercial/Industrial	$33,642	$38,063	$43,039
Defense	18,111	11,468	20,605
Energy	10,474	19,435	13,421
Corporate	4,888	3,276	5,889
Total Consolidated (2)	$67,115	$72,242	$82,954
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
(2) Total capital expenditures included $4.9 million, $7.0 million, and $10.4 million of expenditures related to discontinued operations for the years ended 2014 , 2013, and 2012, respectively.
Within the Commercial/Industrial, Defense and Energy segments are $1.0 million, $25.1 million, and $121.2 million, respectively, of assets classified as held for sale.
Reconciliations

	December 31,
(In thousands)	2014	2013	2012
Earnings before taxes:
Total segment operating income	$312,685	$279,067	$212,504
Corporate and administrative	(30,312)	(41,944)	(31,110)
Interest expense	(35,794)	(37,053)	(26,301)
Other income, net	365	980	128
Total consolidated earnings before tax	$246,944	$201,050	$155,221

	December 31,
(In thousands)	2014	2013	2012
Assets:
Total assets for reportable segments	$3,114,960	$3,401,241	$3,076,177
Non-segment cash	245,651	12,651	6,934
Other assets	38,900	44,382	31,477
Total consolidated assets	$3,399,511	$3,458,274	$3,114,588
Geographic Information

	December 31,
(In thousands)	2014	2013	2012
Revenues
United States of America	$1,521,034	$1,444,019	$1,276,571
United Kingdom	145,092	134,815	136,052
Canada	72,392	66,234	61,916
Other foreign countries	504,608	473,013	348,768
Consolidated total	$2,243,126	$2,118,081	$1,823,307

Long-Lived Assets
United States of America	$323,937	$365,691	$352,615
United Kingdom	45,625	43,434	43,341
Canada	20,257	27,975	31,740
Other foreign countries	69,100	78,618	61,897
Consolidated total	$458,919	$515,718	$489,593

19. CONTINGENCIES AND COMMITMENTS

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim, from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

The Corporation is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, to secure advance payments from certain international customers, and to guarantee repayment of outstanding debt obligations held by certain subsidiaries. At December 31, 2014 and 2013, there were $54.3 million and $47.2 million in of stand-by letters of credit outstanding, respectively, and $20.7 million and $23.2 million of bank guarantees outstanding, respectively.  In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Defense segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million.  As of December 31, 2014, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delays.  Given the uncertainties surrounding the parties responsible for the delays, no accrual has been made for this matter.  As of December 31, 2014, the range of possible loss for liquidated damages is $0 to $40 million.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2012	$65,722	$(121,230)	$(55,508)
Current period other comprehensive income (loss)	(6,619)	87,386	80,767
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive loss before reclassifications (1)	(79,386)	(78,450)	(157,836)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	4,166	4,166
Net current period other comprehensive loss	(79,386)	(74,284)	(153,670)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)

(1)	All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension plan
Amortization of prior service costs	(5)	(1)
Amortization of actuarial losses	(6,016)	(1)
Curtailments	(377)
	(6,398)	Total before tax
	2,232	Income tax benefit
Total reclassifications	$(4,166)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 16, Pension and Other Postretirement Benefit Plans.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)	First	Second	Third	Fourth
2014
Net sales	$542,959	$569,198	$558,383	$572,586
Gross profit	184,614	198,231	193,331	200,340
Earnings from continuing operations	36,430	43,009	44,378	46,132
Loss from discontinued operations	(1,266)	(6,618)	(19,345)	(29,382)
Net earnings	35,164	36,391	25,033	16,750
Basic earnings per share *
Earnings from continuing operations	$0.76	$0.90	$0.92	$0.96
Loss from discontinued operations	(0.03)	(0.14)	(0.40)	(0.61)
Total	$0.73	$0.76	$0.52	$0.35
Diluted earnings per share *
Earnings from continuing operations	$0.74	$0.87	$0.90	$0.94
Loss from discontinued operations	(0.02)	(0.13)	(0.39)	(0.60)
Total	$0.72	$0.74	$0.51	$0.34

2013
Net sales	$494,395	$524,139	$511,380	$588,167
Gross profit	165,726	182,386	178,672	209,055
Earnings from continuing operations	22,590	34,035	38,079	44,700
Earnings/(loss) from discontinued operations	(1,647)	(665)	(1,718)	2,607
Net earnings	20,943	33,370	36,361	47,307
Basic earnings per share *
Earnings from continuing operations	$0.48	$0.73	$0.81	$0.95
Earnings/(loss) from discontinued operations	(0.03)	(0.02)	(0.04)	0.05
Total	$0.45	$0.71	$0.77	$1.00
Diluted earnings per share *
Earnings from continuing operations	$0.48	$0.72	$0.79	$0.92
Earnings/(loss) from discontinued operations	(0.04)	(0.02)	(0.03)	0.05
Total	$0.44	$0.70	$0.76	$0.97

* May not add due to rounding
22. SUBSEQUENT EVENTS
As a result of the previously announced discontinued operations, the Corporation realigned its segments and businesses during the first quarter of 2015. The Energy segment will be renamed as the new Power segment. The business serving the nuclear naval defense and new build (AP1000) power generation markets, which had previously operated within the Defense segment, will join the Nuclear aftermarket business in the new Power segment. The remaining Oil and Gas division businesses, which had previously operated within the Energy segment, will be reported in Commercial / Industrial segment, specifically the industrial valves group of companies. As a result, all of our industrial severe service valve businesses will operate within a single division. The Defense segment will be comprised primarily of the electronics businesses serving the ground and aerospace defense markets.
On January 9, 2015, the Corporation sold the assets of its Engineered packaging business for £3 million. The assets of this business were reported as held for sale as of December 31, 2014 and its results of operations have been reflected as discontinued operations for the years ended December 31, 2014, 2013 and 2012.
On January 30, 2015, the Corporation made a voluntary $145 million contribution to its pension plan.
*   *   *   *    *   *

Report of the Corporation
The Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K have been prepared by the Corporation in conformity with accounting principles generally accepted in the United States of America. The financial statements necessarily include some amounts that are based on the best estimates and judgments of the Corporation. Other financial information in this Annual Report on Form 10-K is consistent with that in the Consolidated Financial Statements.
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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2014. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2014.
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
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 19, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Charlotte, North Carolina
We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 19, 2015
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls And Procedures.
Disclosure Controls and Procedures

As of December 31, 2014, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2014 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Corporation’s management used the criteria established by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on management’s assessment, management believes that as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2014 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 7, 2015 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Footnotes		Page
	1.	The following are documents filed as part of this report in Part II, Item 8:

		Consolidated Statements of Earnings			42
		Consolidated Statements of Comprehensive Income			43
		Consolidated Balance Sheets			44
		Consolidated Statements of Cash Flows			45
		Consolidated Statements of Stockholders' Equity			46
		Notes to Consolidated Financial Statements			47
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			94

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
			10-K	December 31, 1985
	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010.*	14A	March 19, 2010
	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant.*	10-K	March 7, 2006
	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant.*	10-Q	August 15, 2001
	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 24, 2012
	10.6	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*			X
	10.7	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*			X

10.8	Amended and Restated Curtiss-Wright Corporation Retirement Plan and Instrument of Amendment No. 1, as amended through January 1, 2010. *	10-K	February 25, 2011
10.9	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 24, 2012
10.10	Instrument of Amendment No. 3 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2013
10.11	Instrument of Amendment No. 4 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2013
10.12	Instrument of Amendment No. 5 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2014
10.13	Instrument of Amendment No. 6 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2014
10.14	Instrument of Amendment No. 7 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*	10-K	February 21, 2014
10.15	Instrument of Amendment No. 8 to the Amended and Restated Curtiss-Wright Corporation Retirement Plan, as amended January 1, 2010.*			X
10.16	Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 25, 2011
10.17	Instrument of Amendment No. 1 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 25, 2011
10.18	Instrument of Amendment No. 2 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 24, 2012
10.19	Instrument of Amendment No. 3 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 24, 2012
10.20	Instrument of Amendment No. 4 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 21, 2013
10.21	Instrument of Amendment No. 5 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 21, 2014
10.22	Instrument of Amendment No. 6 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*	10-K	February 21, 2014
10.23	Instrument of Amendment No. 7 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X
10.24	Instrument of Amendment No. 8 to the Restated and Amended Curtiss-Wright Corporation Savings and Investment Plan, dated January 1, 2010.*			X
10.25	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan	14A	March 21, 2014

10.26	Curtiss-Wright Corporation Retirement Savings Restoration Plan			X
10.27	Form of indemnification Agreement entered into by the Registrant with each of its directors.	10-Q	May 7, 2012
10.28	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010.*	10-K	February 25, 2011
10.29	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 24, 2012
10.30	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 21, 2013
10.31	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 21, 2013
10.32	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010, dated January 1, 2010.*	10-K	February 21, 2014
10.33	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors.*	14A	April 5, 2005
10.34	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006.*	10-K	February 27, 2007
10.35	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 2008.*	10-K	February 24, 2012
10.36	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 2008.*			X
10.37	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant.*	10-Q	November 15, 2001
10.38	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association.*	10-Q	May 13, 1998
10.39	Curtiss-Wright Corporation Employee Stock Purchase Plan.*	14A	March 24, 2011
10.40	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003.	8-K	October 3, 2003
10.41	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated September 25, 2003.	8-K	October 3, 2003
10.42	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005.	8-K	December 5, 2005

10.43	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005.	8-K	December 5, 2005
10.44	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011.	8-K	December 13, 2011
10.45	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011.	8-K	December 13, 2011
10.46	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013.	8-K	February 27, 2013
10.47	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013.	8-K	February 27, 2013
10.48	Incentive Compensation Plan, as amended November 15, 2010. *	14A	March 24, 2011
10.49	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams. *	8-K	October 16, 2006
10.50	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams. *	8-K	October 25, 2007
10.51
Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		8-K	August 13, 2012
10.52
First Amendment to Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
X
10.53
Second Amendment to Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
X
21	Subsidiaries of the Registrant.			X
23	Consent of Independent Registered Public Accounting Firm.			X

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rule 13a - 14(a).	X
31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a - 14(a).	X
32	Certification of David C. Adams, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.	X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2014, 2013, and 2012
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)	Balance at End of Period

Deducted from assets to which they apply:
December 31, 2014
Tax valuation allowance	6,321	18,535	(263)	(A)	1,115	23,478
Total	$6,321	$18,535	$(263)		$1,115	$23,478
December 31, 2013
Tax valuation allowance	8,531	(1,896)	(314)	(A)	—	6,321
Total	$8,531	$(1,896)	$(314)		$—	$6,321
December 31, 2012
Tax valuation allowance	5,518	1,665	1,348	(A)	—	8,531
Total	$5,518	$1,665	$1,348		$—	$8,531

Notes:

A.	Primarily foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:     February 19, 2015    By: /s/ David C. Adams
David C. Adams
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 19, 2015    By: /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer

Date:    February 19, 2015    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Corporate Controller

Date:    February 19, 2015    By: /s/ Martin R. Benante
Martin R. Benante
Director

Date:    February 19, 2015    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 19, 2015    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 19, 2015    By: /s/ Allen A. Kozinski
Allen A. Kozinski
Director

Date:    February 19, 2015    By: /s/ John R. Myers
John R. Myers
Director

Date:    February 19, 2015    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 19, 2015    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:    February 19, 2015    By: /s/ William W. Sihler
William W. Sihler
Director

Date:     February 19, 2015    By: /s/ Albert E. Smith
Albert E. Smith
Director

Date:     February 19, 2015    By: /s/ Stuart W. Thorn
Stuart W. Thorn
Director