Form 10-Q
period 2015-03-31
CURTISS WRIGHT CORP
filed 2015-04-30
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

or

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

Common Stock, par value $1.00 per share: 47,555,199 shares (as of March 31, 2015).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Net sales
Product sales	$445,687	$436,227
Service sales	100,512	106,732
Total net sales	546,199	542,959
Cost of sales
Cost of product sales	293,009	288,934
Cost of service sales	62,094	69,411
Total cost of sales	355,103	358,345
Gross profit	191,096	184,614
Research and development expenses	(15,262)	(16,877)
Selling expenses	(31,088)	(32,631)
General and administrative expenses	(71,911)	(74,072)
Operating income	72,835	61,034
Interest expense	(8,996)	(9,055)
Other income, net	481	112
Earnings before income taxes	64,320	52,091
Provision for income taxes	(21,097)	(15,661)
Earnings from continuing operations	$43,223	$36,430
Loss from discontinued operations, net of taxes	$(27,232)	$(1,266)
Net earnings	$15,991	$35,164
Basic earnings per share:
Earnings from continuing operations	$0.91	$0.76
Loss from discontinued operations	(0.57)	(0.03)
Total	0.34	0.73
Diluted earnings per share:
Earnings from continuing operations	$0.89	$0.74
Loss from discontinued operations	(0.56)	(0.02)
Total	0.33	0.72
Dividends per share	$0.13	$0.13
Weighted-average shares outstanding:
Basic	47,724	47,982
Diluted	48,732	49,130

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net earnings	$15,991	$35,164
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$(56,473)	$(9,917)
Pension and postretirement adjustments, net of tax (2)	2,403	786
Other comprehensive income (loss), net of tax	(54,070)	(9,131)
Comprehensive income (loss)	$(38,079)	$26,033

(1) The tax benefit (expense) included in other comprehensive income (loss) for foreign currency translation adjustments for the three months ended, March 31, 2015 and 2014 were $2.2 million and ($0.3) million, respectively.

(2) The tax benefit (expense) included in other comprehensive income (loss) for pension and postretirement adjustments for the three months ended March 31, 2015 and 2014 were ($1.4) million and ($0.5) million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$215,594	$450,116
Receivables, net	496,019	495,480
Inventories, net	390,188	388,670
Deferred tax assets, net	45,953	44,311
Assets held for sale	92,169	147,347
Other current assets	100,925	45,151
Total current assets	1,340,848	1,571,075
Property, plant, and equipment, net	439,305	458,919
Goodwill	983,996	998,506
Other intangible assets, net	337,007	349,227
Other assets	24,243	21,784
Total assets	$3,125,399	$3,399,511
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$965	$1,069
Accounts payable	131,887	152,266
Accrued expenses	109,893	145,938
Income taxes payable	5,543	22,472
Deferred revenue	150,655	176,693
Liabilities held for sale	29,138	35,392
Other current liabilities	55,260	38,163
Total current liabilities	483,341	571,993
Long-term debt	965,189	953,279
Deferred tax liabilities, net	105,328	51,554
Accrued pension and other postretirement benefit costs	68,860	226,687
Long-term portion of environmental reserves	14,024	14,911
Other liabilities	87,950	102,654
Total liabilities	1,724,692	1,921,078
Contingencies and commitments (Note 13)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 49,189,702 shares issued at March 31, 2015 and December 31, 2014; outstanding shares were 47,555,199 at March 31, 2015 and 47,904,518 at December 31, 2014	49,190	49,190
Additional paid in capital	153,432	158,043
Retained earnings	1,479,107	1,469,306
Accumulated other comprehensive loss	(182,481)	(128,411)
Common treasury stock, at cost (1,634,503 shares at March 31, 2015 and 1,285,184 shares at December 31, 2014)	(98,541)	(69,695)
Total stockholders' equity	1,400,707	1,478,433
Total liabilities and stockholders' equity	$3,125,399	$3,399,511

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net earnings	$15,991	$35,164
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	25,708	30,952
(Gain)/loss on sale of businesses	(1,252)	—
(Gain)/loss on fixed asset disposals	(503)	(17)
Deferred income taxes	491	(2,940)
Share-based compensation	2,620	2,402
Impairment of assets held for sale	40,813	—
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(9,993)	(10,842)
Inventories, net	(10,178)	(14,515)
Progress payments	(117)	(4,777)
Accounts payable and accrued expenses	(59,046)	(42,490)
Deferred revenue	(26,038)	(8,913)
Income taxes payable	(15,574)	10,871
Net pension and postretirement liabilities	(141,585)	(4,154)
Other current and long-term assets and liabilities	7,572	(5,334)
Net cash used for operating activities	(171,091)	(14,593)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	837	429
Proceeds from divestitures	4,010	—
Additions to property, plant, and equipment	(9,096)	(18,365)
Acquisition of businesses, net of cash acquired	(13,228)	(32,857)
Additional consideration on prior period acquisitions	(436)	(230)
Net cash used for investing activities	(17,913)	(51,023)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,296	163,483
Payment of revolving credit facility	(1,400)	(164,089)
Principal payments on debt	—	(80)
Repurchases of common stock	(46,985)	(5,013)
Proceeds from share-based compensation	7,616	21,135
Other	140	—
Excess tax benefits from share-based compensation	3,291	5,409
Net cash (used for) provided by financing activities	(36,042)	20,845
Effect of exchange-rate changes on cash	(9,476)	(2,556)
Net decrease in cash and cash equivalents	(234,522)	(47,327)
Cash and cash equivalents at beginning of period	450,116	175,294
Cash and cash equivalents at end of period	$215,594	$127,967
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$502	$1,160
Property and equipment acquired under build to suit transaction	$—	$8,008

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	113,338	—	—
Other comprehensive loss, net of tax	—	—	—	(153,670)	—
Dividends paid	—	—	(25,013)	—	—
Restricted stock	—	(722)	—	—	3,155
Stock options exercised, net of tax	—	311	—	—	45,049
Other	—	(430)	—	—	430
Share-based compensation	—	8,266	—	—	234
Repurchase of common stock	—	—	—	—	(65,220)
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	15,991	—	—
Other comprehensive loss, net of tax	—	—	—	(54,070)	—
Dividends declared	—	—	(6,190)	—	—
Restricted stock	—	(5,691)	—	—	8,076
Stock options exercised, net of tax	—	(674)	—	—	9,197
Other	—	(572)	—	—	572
Share-based compensation	—	2,326	—	—	294
Repurchase of common stock	—	—	—	—	(46,985)
March 31, 2015	$49,190	$153,432	$1,479,107	$(182,481)	$(98,541)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the “Corporation” or the “Company”) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, automotive, shipbuilding, processing, oil, petrochemical, agricultural equipment, railroad, power generation, security, and metalworking industries.

The unaudited condensed consolidated financial statements include the accounts of Curtiss-Wright and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

The unaudited condensed consolidated financial statements of the Corporation have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of these financial statements.

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three month periods ended March 31, 2015 and 2014, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2014 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Changes in Segment Presentation

In 2015, the Corporation revised its reportable segments as a result of previously announced discontinued operations to: Commercial/Industrial, Defense, and Power. Prior period financial information has been reclassified to conform to the current period presentation. See Note 11 for more information on the Corporation's reportable segments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent accounting pronouncements

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
Date of adoption: January 1, 2017
ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs in financial statements. An entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.
The Corporation does not expect the standard to have a significant impact on its Consolidated Financial Statements.
Date of adoption: January 1, 2016

2.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation had identified certain businesses it considered non-core. The Corporation considers businesses non-core when the business’ products or services do not complement its existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. As part of this initiative, the Corporation divested one business in the first quarter of 2015, that was previously held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

During the first quarter of 2015, due to continued uncertainty in the Oil & Gas markets, the Corporation recognized an impairment charge of $40 million in its Downstream Refining business.

The aggregate financial results of all discontinued operations for the three months ended March 31 were as follows:

(In thousands)	2015	2014
Net sales	$34,259	$98,453
Loss from discontinued operations before income taxes (1)	(40,112)	(1,980)
Income tax benefit/(expense)	12,678	714
Gain/(loss) on sale of businesses (2)	202	—
Earnings from discontinued operations	$(27,232)	$(1,266)

(1) Loss from discontinued operations before income taxes includes approximately $41 million of Held for sale impairment expense in the three months ended March 31, 2015.

(2) In the first quarter ended March 31, 2015, the Corporation recognized aggregate after tax gain of $0.9 million on the sale of our Aviation Ground Support Equipment business which operated within the Defense segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets held for sale

During the third quarter of 2014, the Corporation committed to a plan to sell two surface technology treatment facilities, its Engineered Packaging business, as well as its Downstream Refining business. As of March 31, 2015, these businesses continue to be classified as held for sale and their results of operations are presented as discontinued operations in the Condensed Consolidated Statement of Earnings.

The aggregate components of the assets classified as held for sale, are as follows:

(In thousands)	March 31, 2015
Assets held for sale:
Receivables, net	$49,661
Inventories, net	23,801
Property, plant, and equipment, net	21,231
Goodwill	39,396
Other intangible assets, net	17,524
Other assets	129
Deferred tax assets, net	14,317
Reserve for assets held for sale	(73,890)
Total assets held for sale, current	$92,169
Liabilities held for sale
Accounts payable	$7,222
Accrued expenses	4,723
Deferred revenue	14,606
Other current liabilities	2,262
Other liabilities	325
Total liabilities held for sale, current	$29,138

The following table outlines the net sales and earnings/(loss) before income taxes attributable to the assets held for sale for the three months ended March 31. All impairment charges recorded are included herein:

	Net Sales		Earnings /(loss) before income taxes
(In thousands)	2015	2014	2015	2014
Surface Technologies - Domestic	1,110	1,328	38	165
Engineered Packaging	4,377	6,148	105	1,047
Downstream Refining	28,191	27,092	(38,929)	(1,000)
Total included in discontinued operations	$33,678	$34,568	$(38,786)	$212

Divestitures and facility closures

On January 9, 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million). Net sales and loss before income taxes attributable to this business for the three months ended March 31, 2014 were $7.0 million and $(0.8) million, respectively.

During 2014, the Corporation disposed of four businesses aggregating to cash proceeds of $153 million. The divestitures resulted in aggregate pre-tax losses in excess of $29 million, and tax benefits of approximately $6.7 million. During 2014, the Corporation also closed three international manufacturing facilities in its Surface Technologies business. Aggregate net sales and loss before income taxes attributable to 2014 divestitures and facility closures for the three months ended March 31, 2014 were $56.9 million and $1.4 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.     ACQUISITIONS

2015 Acquisitions

Bolt's Metallizing, Inc

On March 16, 2015, the Corporation acquired certain assets and assumed certain liabilities of Bolt's Metallizing, Inc. for $13.2 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Bolt's Metallizing is a provider of thermal spray coatings for critical aerospace applications, including high velocity oxygen fuel (HVOF) and plasma spray coating capabilities.  The acquired business will operate within Curtiss-Wright's Commercial/Industrial segment.

There have been no significant purchase price adjustments to our 2014 acquisitions since December 31, 2014.

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

The composition of receivables is as follows:

	(In thousands)
	March 31, 2015	December 31, 2014
Billed receivables:
Trade and other receivables	$362,348	$363,241
Less: Allowance for doubtful accounts	(7,251)	(5,619)
Net billed receivables	355,097	357,622
Unbilled receivables:
Recoverable costs and estimated earnings not billed	153,182	150,526
Less: Progress payments applied	(12,260)	(12,668)
Net unbilled receivables	140,922	137,858
Receivables, net	$496,019	$495,480

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

	(In thousands)
	March 31, 2015	December 31, 2014
Raw materials	$208,380	$201,998
Work-in-process	85,119	89,423
Finished goods and component parts	107,670	103,831
Inventoried costs related to long-term contracts	54,707	59,070
Gross inventories	455,876	454,322
Less: Inventory reserves	(51,180)	(51,435)
Progress payments applied	(14,508)	(14,217)
Inventories, net	$390,188	$388,670

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $29.4 million and $33.9 million, as of March 31, 2015 and December 31, 2014, respectively. These capitalized costs will be liquidated as production units are delivered to the customer. As of March 31, 2015 and December 31, 2014, $3.4 million and $7.2 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

During the first quarter of 2015, the Corporation realigned its reportable segments as discussed in further in Note 11. The goodwill balances as of December 31, 2014 have been restated to reflect the change in reportable segments.

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows:

	(In thousands)
	Commercial/ Industrial	Defense	Power	Consolidated
December 31, 2014	$454,092	$356,689	$187,725	$998,506
Acquisitions	6,798	—	—	6,798
Goodwill adjustments	—	1,131	—	1,131
Foreign currency translation adjustment	(9,167)	(12,985)	(287)	(22,439)
March 31, 2015	$451,723	$344,835	$187,438	$983,996

During the first quarter of 2015, the Corporation performed a goodwill impairment assessment as a result of the change in its reportable segments. The Corporation tests for goodwill impairment at the reporting unit level, which is generally one level below our reportable segments. As a result of the segment change, the Corporation performed a goodwill impairment assessment on the impacted reporting unit. Based on the results of our impairment analysis, the Corporation does not believe that an impairment exists.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

(In thousands)	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$172,885	$(84,615)	$88,270	$178,369	$(84,584)	$93,785
Customer related intangibles	351,160	(125,151)	226,009	356,844	(122,920)	233,924
Other intangible assets	39,164	(16,436)	22,728	38,460	(16,942)	21,518
Total	$563,209	$(226,202)	$337,007	$573,673	$(224,446)	$349,227

During the first three months of 2015, the Corporation acquired intangible assets of $5.3 million; consisting of Customer related intangibles and Other intangibles of $3.7 million and $1.6 million, respectively.
Total intangible amortization expense for the three months ended March 31, 2015 was $8.6 million as compared to $10.3 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2015 through 2019 is $33.9 million, $33.4 million, $32.3 million, $30.5 million, and $28.5 million, respectively.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at March 31, 2015.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	March 31, 2015	December 31, 2014
Assets
Designated for hedge accounting
Interest rate swaps	$6,789	$—
Undesignated for hedge accounting
Forward exchange contracts	$—	$605
Total asset derivatives (A)	$6,789	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$—	$5,121
Undesignated for hedge accounting
Forward exchange contracts	$820	$676
Total liability derivatives (B)	$820	$5,797

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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three months ended March 31, were as follows:

	Gain/(Loss) on Swap		Gain/(Loss) on Borrowings
	Three Months Ended		Three Months Ended
(In thousands)	March 31,		March 31,
Income Statement Classification	2015	2014	2015	2014
Other income, net	$11,910	$12,775	$(11,910)	$(12,775)

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2015	2014
Forward exchange contracts:
General and administrative expenses	$(972)	$(2,950)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of March 31, 2015.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

	(In thousands)
	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2019	—	—	—	—
5.51% Senior notes due 2017	150,000	162,675	150,000	162,617
3.84% Senior notes due 2021	100,425	100,425	99,934	99,934
3.70% Senior notes due 2023	225,000	231,602	225,000	225,748
3.85% Senior notes due 2025	101,132	101,132	98,360	98,360
4.24% Senior notes due 2026	203,403	203,403	197,237	197,237
4.05% Senior notes due 2028	76,829	76,829	74,348	74,348
4.11% Senior notes due 2028	100,000	105,041	100,000	100,801
Other debt	965	965	1,069	1,069
Total debt	$966,154	$990,472	$954,348	$968,514

Nonrecurring measurements
As discussed in Note 2. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during the third quarter. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the three months ended March 31, 2015. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

9.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2014 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2015 and 2014 are as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2015	2014
Service cost	$7,136	$6,370
Interest cost	7,491	7,544
Expected return on plan assets	(13,679)	(10,413)
Amortization of prior service cost	155	158
Amortization of unrecognized actuarial loss	3,865	1,483
Net periodic benefit cost	$4,968	$5,142

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2015, the Corporation made $145.0 million in contributions to the Curtiss-Wright Pension Plan. In addition, contributions of $0.7 million were made to the Corporation’s foreign benefit plans during the three months ended March 31, 2015.  Contributions to the foreign benefit plans are expected to be $3.0 million in 2015.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the three months ended March 31, 2015 and 2014, the expense relating to the plan was $4.1 million and $3.9 million, respectively.  The Corporation made $8.7 million in contributions to the plan for the first quarter of 2015, and expects to make total contributions of $14.0 million in 2015.

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2015	2014
Basic weighted-average shares outstanding	47,724	47,982
Dilutive effect of stock options and deferred stock compensation	1,008	1,148
Diluted weighted-average shares outstanding	48,732	49,130

As of the period ended March 31, 2015 and March 31, 2014 respectively, there were no stock options outstanding that were considered anti-dilutive.

11.           SEGMENT INFORMATION

Prior to the first quarter of 2015, the Corporation reported its results of operations through three segments: Commercial/Industrial, Defense, and Energy. Beginning in the first quarter of 2015, the Corporation realigned its reportable segments as a result of previously announced discontinued operations. The Energy segment was renamed Power and businesses serving the nuclear naval defense and new build (AP1000) power generation markets, which had previously operated within the Defense segment have moved to the new Power segment. The remaining oil and gas businesses that had operated within the Energy segment have joined the Commercial/Industrial segment. As result of this realignment, the Corporation's new reportable segments are: Commercial/Industrial, Defense, and Power.

The Commercial/Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications across the aerospace, automotive and general industrial markets. The products offered include electronic throttle control devices and transmission shifters; electro-mechanical actuation control components and pressure relief management systems.

The Defense reportable segment provides embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, and weapons handling systems to defense markets.

The Power segment is comprised of businesses that manufacture and service main coolant pumps, power-dense compact motors, generators, and secondary propulsion systems. We also have been able to leverage proven defense technology and engineering expertise to provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants. Additional products include a wide range of hardware, pumps, pressure vessels, fastening systems, specialized

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

containment doors, airlock hatches, spent fuel management products, and fluid sealing technologies for nuclear power plants and nuclear equipment manufacturers.
The Corporation's measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2015	2014
Net sales
Commercial/Industrial	$299,898	$302,017
Defense	114,352	113,153
Power	135,135	130,275
Less: Intersegment revenues	(3,186)	(2,486)
Total consolidated	$546,199	$542,959

Operating income (expense)
Commercial/Industrial	$43,289	$38,496
Defense	18,027	15,784
Power	19,512	14,275
Corporate and eliminations (1)	(7,993)	(7,521)
Total consolidated	$72,835	$61,034

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended
	March 31,
	2015	2014
Total operating income	$72,835	$61,034
Interest expense	(8,996)	(9,055)
Other income, net	481	112
Earnings before income taxes	$64,320	$52,091

	(In thousands)
	March 31, 2015	December 31, 2014
Identifiable assets
Commercial/Industrial	$1,534,106	$1,534,882
Defense	781,085	837,891
Power	584,062	588,366
Corporate and Other	133,977	291,025
Assets held for sale	$92,169	$147,347
Total consolidated	$3,125,399	$3,399,511

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2013	$59,103	$(33,844)	$25,259
Current period other comprehensive income (loss)	(79,386)	(74,284)	(153,670)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
Other comprehensive loss before reclassifications (1)	(56,473)	40	(56,433)
Amounts reclassified from accumulated other comprehensive loss (1)	—	2,363	2,363
Net current period other comprehensive income (loss)	(56,473)	2,403	(54,070)
March 31, 2015	$(76,756)	$(105,725)	$(182,481)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	9	(1)
Amortization of actuarial losses	(3,727)	(1)
	(3,718)	Total before tax
	1,355	Income tax
Total reclassifications	$(2,363)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, Pension and Other Postretirement Benefit Plans.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At March 31, 2015 and December 31, 2014, there were $58.0 million and $54.3 million of stand-by letters of credit outstanding, respectively, and $13.4 million and $20.7 million of bank guarantees outstanding, respectively. As of March 31, 2015, letters of credit outstanding related to discontinuing operations were $14.6 million. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2015, the Corporation has not met certain contractual delivery dates under its AP 1000 contracts; however there are significant uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of March 31, 2015.  The range of possible loss is $0 to $41 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,”  “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2014 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 33% of our 2015 revenues are expected to be generated from defense-related markets.

Beginning in the first quarter of 2015, the Corporation realigned its reportable segments as a result of previously announced discontinued operations. As result of this realignment the Corporation's reportable segments are: Commercial/Industrial, Defense, and Power. Please refer to Note 11 of the Corporation's Condensed Consolidated Financial Statements for further information. This realignment has no impact on the Corporation’s historical Condensed Consolidated Financial Statements. Prior period amounts have been reclassified to conform to current period presentation.

As discussed in Note 2, Discontinued Operations and Assets Held for Sale, we have sold or plan to sell certain businesses and have classified such businesses as held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three months ended March 31, 2015. The financial information as of March 31, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our Form 10-K.

The MD&A is organized into the following sections: Consolidated Statements of Earnings, Results by Business Segment, and Liquidity and Capital Resources. Our discussion will be focused on the overall results of continuing operations followed by a more detailed discussion of those results within each of our reportable segments.

Our three reportable segments are generally concentrated in a few end markets; however, each may have sales across several end markets.  A market is defined as an area of demand for products and services.  The sales trends for the relevant markets will be discussed throughout the MD&A.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2015	2014	% change
Sales
Commercial/Industrial	$297,887	$300,953	(1%)
Defense	113,500	112,371	1%
Power	134,812	129,635	4%
Total sales	$546,199	$542,959	1%

Operating income
Commercial/Industrial	$43,289	$38,496	12%
Defense	18,027	15,784	14%
Power	19,512	14,275	37%
Corporate and eliminations	(7,993)	(7,521)	(6%)
Total operating income	$72,835	$61,034	19%

Interest expense	(8,996)	(9,055)	(1%)
Other income, net	481	112	NM
Earnings from continuing operations before taxes	64,320	52,091	23%

Provision for income taxes	(21,097)	(15,661)	35%
Net earnings from continuing operations	$43,223	$36,430	19%

New orders	$628,617	$582,620	8%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	Sales	Operating Income
Organic	3%	16%
Acquisitions	—%	—%
Foreign currency	(2%)	3%
Total	1%	19%

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Sales for the first three months of 2015 increased $3 million to $546 million, compared with the same period in 2014.  On a segment basis, the increase was largely driven by higher sales in the Power segment offset by slightly lower sales in Commercial/Industrial segment. Sales in the Defense segment were essentially flat.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income increased $12 million, or 19%, to $73 million, and operating margin increased 210 basis points, to 13.3%, from the comparable prior year period.  Operating income benefits were primarily attributed to the Power segment which experienced a one-time benefit to operating income as a result of a termination change order on the former Progress Energy AP1000 plant. The Commercial/Industrial segment experienced organic growth as a result of operational improvement initiatives while the Defense segment's growth was primarily the result of favorable foreign currency translation.

Non-segment operating expense increased marginally as a result of unfavorable foreign exchange losses partially offset by lower pension costs.

Interest expense in the first quarter of 2015 was essentially flat with that of the comparable prior year period.

The effective tax rate increased for the first quarter of 2015 to 32.8%, from 30.1% in the comparable prior year period. The primary driver of the increase in the effective tax rate was a reduction in the manufacturing deduction in the U.S., as well as the mix of domestic and foreign income.

Net earnings from continuing operations increased $7 million, to $43 million, primarily attributed to higher operating income across all of our segments.

Comprehensive loss in the first quarter of 2015 was $38 million, compared to comprehensive income of $26 million in the comparable prior year period. The change was mostly attributed to the following:

•
Foreign currency translation adjustments in the first quarter of 2015 resulted in $56 million comprehensive loss, compared to a $9 million comprehensive loss in the comparable prior year period. The unfavorability in foreign currency translation adjustments is primarily due to deterioration of several foreign currencies against the U.S. dollar; most notably the British Pound, the Euro, and the Canadian Dollar.

•	Pension and postretirement adjustments within comprehensive income increased approximately $2 million due to an increase in the amortization of prior service costs and actuarial losses.

New orders for the first quarter of 2015 increased by $46 million to $629 million, due to organic growth across all three segments.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2015	2014	% change
Sales	$297,887	$300,953	(1%)
Operating income	43,289	38,496	12%
Operating margin	14.5%	12.8%	170	bps
New orders	$336,533	$316,248	6%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	2015 vs. 2014
	Sales	Operating Income
Organic	2%	12%
Acquisitions	—%	—%
Foreign currency	(3%)	—%
Total	(1%)	12%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Organic sales increased 2% over the comparable prior year period, excluding 3% unfavorability in foreign currency translation. Within the commercial aerospace market, we experienced higher sales of OEM actuation systems and sensors and controls products, primarily on the Boeing 787 and Airbus A380 programs, offset by lower sales for surface treatment services primarily due to unfavorable foreign currency translation. General industrial market sales were lower, due to decreased international sales of our severe-service industrial valves. These decreases were partially offset by higher domestic sales of our industrial vehicle products.

Operating income during the first quarter of 2015, increased $5 million, or 12%, to $43 million, and operating margin increased 170 basis points from the comparable prior year period to 14.5%. The increase in operating income is primarily due to increased industrial vehicle product sales as well as ongoing operational margin improvement initiatives. We also experienced higher profitability for surface treatment services and industrial valves products as a result of ongoing cost reduction initiatives.

New orders increased $20 million in the first quarter of 2015, from the comparable prior year period, primarily due to organic growth in our sensors and controls and valve products.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2015	2014	% change
Sales	$113,500	$112,371	1%
Operating income	18,027	15,784	14%
Operating margin	15.9%	14.0%	190	bps
New orders	$134,706	$124,425	8%

Components of sales and operating income increase (decrease):

	2015 vs. 2014
	Sales	Operating Income
Organic	4%	—%
Acquisitions	—%	—%
Foreign currency	(3%)	14%
Total	1%	14%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Defense segment are primarily generated from the defense market, and to a lesser extent, the commercial aerospace and the general industrial markets.

Sales increased $1 million, or 1%, to $114 million, from the comparable prior year period, primarily due to organic growth in the Defense markets offset by the unfavorable effects of foreign currency translation. The increase is mostly attributable to increased demand for turret drive stabilization systems to international customers as well as improved domestic sales on the Abrams platform within the ground defense markets. These improvements were partially offset by decreased levels of productions on several military helicopter programs, including the Apache and Chinook.

Operating income during the first quarter of 2015, increased $2 million, or 14%, to $18 million, and operating margin increased 190 basis points from the prior year quarter to 15.9%. This improvement in operating income and operating margin was primarily driven by higher sales of embedded computing products and the benefits of our ongoing margin improvement initiatives, largely offset by higher estimated costs on certain long-term development contracts. In addition, favorable foreign currency translation added approximately $2 million to current quarter results.

New orders increased by $10 million to $135 million, primarily due to increased demand for our COTS and embedded computing products.

Power

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Three Months Ended
	March 31,
(In thousands)	2015	2014	% change
Sales	$134,812	$129,635	4%
Operating income	19,512	14,275	37%
Operating margin	14.5%	11.0%	350	bps
New orders	$157,378	$141,947	11%

Components of sales and operating income increase (decrease):

	2015 vs. 2014
	Sales	Operating Income
Organic	4%	38%
Acquisitions	—%	(1%)
Foreign currency	—%	—%
Total	4%	37%

Sales in the Power segment are primarily generated from the power generation and naval defense markets.

Sales increased $5 million, or 4%, to $135 million, from the comparable prior year period, due to higher domestic AP1000 revenues, which includes a one-time benefit as a result of a termination change order on the former Progress Energy AP1000 plant. This improvement was partially offset by lower China AP1000 program revenues, as well as lower aftermarket sales supporting domestic nuclear operating reactors. Within the naval defense market, we experienced higher sales of pumps and generators supporting the Virginia-class submarine program, which were mainly offset by decreased production on the Ford-class aircraft carrier program.

Operating income during the first quarter of 2015, increased $5 million, or 37%, to $20 million, and operating margin increased 350 basis points to 14.5%. The increases in operating income and operating margin were primarily driven by the Progress Energy AP1000 termination change order, which provided a one-time benefit to the current period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders increased $15 million, against the comparable prior year period, primarily due to organic growth in our nuclear businesses as a result of increased demand in aftermarket products supporting nuclear operating reactors.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market	Three Months Ended
	March 31,
(In thousands)	2015	2014	% change
Defense markets
Aerospace	$71,346	$71,605	—%
Ground	18,655	13,858	35%
Naval	89,062	87,886	1%
Other	2,726	957	NM
Total Defense	$181,789	$174,306	4%

Commercial markets
Aerospace	$101,020	$103,098	(2%)
Power Generation	113,235	109,086	4%
General Industrial	150,155	156,469	(4%)
Total Commercial	$364,410	$368,653	(1%)

Total Curtiss-Wright	$546,199	$542,959	1%

NM- not a meaningful percentage

Defense market sales increased $7 million, or 4%, to $182 million, from the comparable prior year period. Ground defense sales increased as a result of higher demand for turret drive stabilization systems and higher domestic sales on the Abrams platform, while aerospace defense sales were essentially flat. Naval defense market growth was marginal as a result of increased demand for pumps and generators supporting Virginia Class submarines partially offset by decreased production on the Ford-class aircraft carrier program.

Commercial market sales decreased $4 million, or 1%, to $364 million, from the comparable prior year period, primarily due to decreased sales in the general industrial markets, partially offset by increased demand in the power generation markets. In the general industrial market, the decreased international sales of our severe-service industrial valves were partially offset by higher domestic sales of industrial vehicle products. Within the power generation market, increased sales reflect the benefit of a termination change order on the former Progress Energy AP1000 plant. This non-recurring benefit was partially offset by lower after-market sales supporting domestic nuclear operating reactors.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net Cash provided by (used):
Operating activities	$(171,091)	$(14,593)
Investing activities	(17,913)	(51,023)
Financing activities	(36,042)	20,845
Effect of exchange-rate changes on cash	(9,476)	(2,556)
Net decrease in cash and cash equivalents	(234,522)	(47,327)

Net cash used in operating activities increased $156 million against the comparable prior year period. The increase is primarily due to a voluntary pension contribution of $145 million. The remaining increase in cash used from operating activities is primarily due to higher tax payments in the current period partially offset by higher cash earnings.

Net cash used in investing activities decreased $33 million against the comparable prior year period. The decrease in cash used for investing activities is primarily due to lower net cash used for acquisitions and decreased capital expenditures. During the three months ended March 31, 2015, the Corporation invested approximately $13 million in acquisitions, compared to $33 million in the comparable prior year period. In addition, the Corporation received net proceeds from divestitures of $4 million in the current period. Capital expenditures decreased $9 million primarily due to facility investments within our integrated sensing and controls business in the comparable prior year period that did not recur in the current period.

Financing Activities

Debt

The Corporation’s debt outstanding at March 31, 2015 had an average interest rate of 3.4%, as compared to an average interest rate of 3.2% in the comparable prior year period. The Corporation's average debt outstanding was $958 million for the three months ended March 31, 2015, as compared to $1,019 million in same period in the prior year.

Revolving Credit Agreement

As of the end of March 31, 2015, the Corporation had no borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the "Credit Agreement" or "credit facility") and $58 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at March 31, 2015 was $442 million, which could be borrowed without violating any of our debt covenants.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Repurchase of common stock

During the first three months of 2015, the Company used $47 million of cash to repurchase approximately 673,500 outstanding shares under its share repurchase program. During the first quarter of 2014, the Corporation used $5 million of cash to repurchase approximately 78,000 outstanding shares.

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

As of March 31, 2015, we had the ability to borrow additional debt of $984 million without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 19, 2015, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2015.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2014 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

As of March 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2015. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2014 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2015.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	212,047	$67.52	212,047	$285,683,073
February 1 - February 28	218,900	69.23	430,947	270,529,611
March 1 - March 31	242,600	72.20	673,547	253,014,562
For the quarter ended	673,547	$69.76	673,547	253,014,562

On September 25, 2014, the Company received authorization from its board of directors to enter into a new share repurchase program beginning in 2015 to purchase up to approximately $300 million of its common stock. On November 4, 2014, the Corporation announced it will repurchase at least $200 million in shares under its newly authorized $300 million share repurchase program, beginning in January 2015. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2015.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2015 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2014 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	February 13, 2014

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President Finance / Chief Financial Officer
Dated: April 30, 2015