Form 10-Q
period 2015-06-30
CURTISS WRIGHT CORP
filed 2015-07-30
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

or

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

Common Stock, par value $1.00 per share: 46,924,807 shares (as of June 30, 2015).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net Sales
Product sales	$439,871	$457,873	$885,558	$894,100
Service sales	105,323	111,325	205,835	218,057
Total net sales	545,194	569,198	1,091,393	1,112,157
Cost of Sales
Cost of product sales	287,685	299,525	580,694	588,459
Cost of service sales	75,158	71,442	137,252	140,853
Total cost of sales	362,843	370,967	717,946	729,312
Gross profit	182,351	198,231	373,447	382,845
Research and development expenses	(15,321)	(17,364)	(30,583)	(34,241)
Selling expenses	(29,105)	(32,099)	(60,193)	(64,730)
General and administrative expenses	(72,483)	(76,609)	(144,394)	(150,681)
Operating income	65,442	72,159	138,277	133,193
Interest expense	(8,985)	(8,986)	(17,981)	(18,041)
Other income, net	(37)	(23)	444	89
Earnings from continuing operations before income taxes	56,420	63,150	120,740	115,241
Provision for income taxes	(16,299)	(20,141)	(37,396)	(35,802)
Earnings from continuing operations	40,121	43,009	83,344	79,439
Loss from discontinued operations, net of taxes	(14,384)	(6,618)	(41,616)	(7,884)
Net earnings	$25,737	$36,391	$41,728	$71,555
Basic earnings per share
Earnings from continuing operations	$0.85	$0.90	$1.76	$1.65
Loss from discontinued operations	(0.31)	(0.14)	(0.88)	(0.16)
Total	$0.54	$0.76	$0.88	$1.49
Diluted earnings per share
Earnings from continuing operations	$0.83	$0.87	$1.72	$1.62
Loss from discontinued operations	(0.30)	(0.13)	(0.86)	(0.16)
Total	$0.53	$0.74	$0.86	$1.46
Dividends per share	0.13	0.13	0.26	0.26
Weighted-average shares outstanding:
Basic	47,224	48,175	47,466	48,055
Diluted	48,258	49,239	48,487	49,160

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$25,737	$36,391	$41,728	$71,555
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$31,881	$17,737	$(24,592)	$7,820
Pension and postretirement adjustments, net of tax (2)	2,366	914	4,769	1,700
Other comprehensive income (loss), net of tax	34,247	18,651	(19,823)	9,520
Comprehensive income	$59,984	$55,042	$21,905	$81,075

(1) The tax benefit included in other comprehensive income for foreign currency translation adjustments for the three and six months ended June 30, 2015 were $0.7 million and $2.9 million, respectively. The tax benefit included in other comprehensive income for foreign currency translation adjustments for the three and six months ended June 30, 2014 were and $0.4 million and $0.7 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2015 were $1.4 million and $2.7 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2014 were and $0.5 million and $0.9 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$244,980	$450,116
Receivables, net	523,212	495,480
Inventories, net	400,670	388,670
Deferred tax assets, net	43,156	44,311
Assets held for sale	14,761	147,347
Income taxes receivable	75,894	5,583
Other current assets	31,974	39,568
Total current assets	1,334,647	1,571,075
Property, plant, and equipment, net	433,747	458,919
Goodwill	991,283	998,506
Other intangible assets, net	333,992	349,227
Other assets	18,942	21,784
Total assets	$3,112,611	$3,399,511
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$1,039	$1,069
Accounts payable	138,134	152,266
Accrued expenses	112,304	145,938
Income taxes payable	6,137	22,472
Deferred revenue	154,578	176,693
Liabilities held for sale	1,750	35,392
Other current liabilities	51,199	38,163
Total current liabilities	465,141	571,993
Long-term debt	948,957	953,279
Deferred tax liabilities, net	105,844	51,554
Accrued pension and other postretirement benefit costs	71,463	226,687
Long-term portion of environmental reserves	14,606	14,911
Other liabilities	98,000	102,654
Total liabilities	1,704,011	1,921,078
Contingencies and commitments (Note 13)

Common stock, $1 par value, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 49,189,702 shares issued at June 30, 2015 and December 31, 2014; outstanding shares were 46,924,807 at June 30, 2015 and 47,904,518 at December 31, 2014	49,190	49,190
Additional paid in capital	154,541	158,043
Retained earnings	1,498,742	1,469,306
Accumulated other comprehensive loss	(148,234)	(128,411)
Common treasury stock, at cost (2,264,895 shares at June 30, 2015 and 1,285,184 shares at December 31, 2014)	(145,639)	(69,695)
Total stockholders’ equity	1,408,600	1,478,433
Total liabilities and stockholders’ equity	$3,112,611	$3,399,511

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net earnings	$41,728	$71,555
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	51,538	61,386
(Gain)/loss on sale of businesses	13,498	7,106
(Gain)/loss on fixed asset disposals	(669)	389
Deferred income taxes	17,038	10,695
Share-based compensation	4,626	4,286
Impairment of assets held for sale	40,813	—
Change in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable, net	(29,713)	(19,801)
Inventories, net	(15,889)	(29,604)
Progress payments	(2,255)	(7,164)
Accounts payable and accrued expenses	(56,781)	(26,567)
Deferred revenue	(22,115)	20,430
Income taxes	(30,962)	1,924
Net pension and postretirement liabilities	(138,696)	(15,545)
Other current and long-term assets and liabilities	16,569	5,327
Net cash provided by (used for) operating activities	(111,270)	84,417
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	837	328
Proceeds from divestitures, net of cash sold and transaction costs	22,730	52,098
Additions to property, plant, and equipment	(15,689)	(35,996)
Acquisition of businesses, net of cash acquired	(13,228)	(34,362)
Additional consideration on prior period acquisitions	(436)	(230)
Net cash used for investing activities	(5,786)	(18,162)
Cash flows from financing activities:
Borrowings under revolving credit facility	27,394	362,563
Payment of revolving credit facility	(27,425)	(413,203)
Repurchases of common stock	(97,114)	(23,911)
Proceeds from share-based compensation	9,253	26,476
Dividends paid	(6,184)	(6,277)
Other	281	—
Excess tax benefits from share-based compensation plans	3,790	6,657
Net cash used for financing activities	(90,005)	(47,695)
Effect of exchange-rate changes on cash	1,925	286
Net increase (decrease) in cash and cash equivalents	(205,136)	18,846
Cash and cash equivalents at beginning of period	450,116	175,294
Cash and cash equivalents at end of period	$244,980	$194,140
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$347	$1,371
Property and equipment acquired under build to suit transaction	$—	$12,376
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	113,338	—	—
Other comprehensive loss, net of tax	—	—	—	(153,670)	—
Dividends paid	—	—	(25,013)	—	—
Restricted stock	—	(722)	—	—	3,155
Stock options exercised, net of tax	—	311	—	—	45,049
Other	—	(430)	—	—	430
Share-based compensation	—	8,266	—	—	234
Repurchase of common stock	—	—	—	—	(65,220)
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	41,728	—	—
Other comprehensive loss, net of tax	—	—	—	(19,823)	—
Dividends declared	—	—	(12,292)	—	—
Restricted stock	—	(5,793)	—	—	8,206
Stock options exercised, net of tax	—	(1,467)	—	—	12,097
Other	—	(573)	—	—	573
Share-based compensation	—	4,331	—	—	294
Repurchase of common stock	—	—	—	—	(97,114)
June 30, 2015	$49,190	$154,541	$1,498,742	$(148,234)	$(145,639)

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

During the second quarter of 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China.  The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. During the three and six month periods ended June 30, 2015 and 2014, there were no other individual significant changes in estimated contract costs.

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

Changes in Segment Presentation

In 2015, the Corporation revised its reportable segments as a result of previously announced discontinued operations to: Commercial/Industrial, Defense, and Power. Prior period financial information has been reclassified to conform to the current period presentation. See Note 11 for more information on the Corporation’s reportable segments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent accounting pronouncements

Standard	Description	Effect on the financial statements
ASU 2014-09 Revenue from contracts with customers
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption, with early adoption permitted as of January 1, 2017.

The Corporation is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
Date of adoption: January 1, 2018
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
Date of adoption: January 1, 2016

2.           DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation identified certain businesses it considered non-core. The Corporation considers businesses non-core when the business’ products or services do not complement its existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. As part of this initiative, the Corporation divested one business in the first quarter of 2015 and one business in the second quarter of 2015 that were previously classified as held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

Discontinued Operations

The aggregate financial results of all discontinued operations and assets classified as held for sale for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$23,025	$100,363	$57,284	$198,816
Earnings / (loss) from discontinued operations before income taxes (1)	153	(2,961)	(39,959)	(4,941)
Income tax benefit / (expense)	(3,759)	767	8,956	1,481
Gain / (loss) on sale of businesses (2)	(10,778)	(4,424)	(10,613)	(4,424)
Earnings / (loss) from discontinued operations	$(14,384)	$(6,618)	$(41,616)	$(7,884)

(1) Loss from discontinued operations before income taxes includes approximately $41 million of Held for sale impairment expense in the six months ended June 30, 2015.

(2) Net of tax benefit for the three and six months ended June 30, 2015 of $3.1 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets held for sale

During the third quarter of 2014, the Corporation committed to a plan to sell two surface technology treatment facilities and its Engineered Packaging business. In July 2015, the Corporation sold the assets and liabilities of its Engineered Packaging business for approximately $13 million. As of June 30, 2015, these businesses continue to be classified as held for sale and their results of operations are presented as discontinued operations in the Condensed Consolidated Statement of Earnings.

The following table outlines the net sales and earnings/(loss) before income taxes attributable to the assets held for sale for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net Sales
Surface Technologies - Domestic	$926	$1,157	$2,036	$2,485
Engineered Packaging	3,952	4,299	8,329	10,447
Total included in discontinued operations	$4,878	$5,456	$10,365	$12,932

Earnings / (loss) before income taxes
Surface Technologies - Domestic	$(434)	$(144)	$(396)	$21
Engineered Packaging	178	173	283	1,220
Total included in discontinued operations	$(256)	$29	$(113)	$1,241

Divestitures and facility closures

During the second quarter of 2015, the Corporation completed the divestiture of its Downstream oil and gas business for $19 million, net of transaction costs. The business had previously been classified within assets held for sale and had recorded impairment charges of $40 million during the first quarter. In connection with the second quarter sale, the Corporation realized an additional pre-tax loss on divestiture of $14 million.

On January 9, 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million).

During the year ended December 31, 2014, the Corporation disposed of four businesses aggregating to cash proceeds of $153 million. The divestitures resulted in aggregate pre-tax losses in excess of $29 million, and tax benefits of approximately $7 million. During 2014, the Corporation also closed three international manufacturing facilities in its Surface Technologies business.

Net sales and earnings/(loss) before income taxes attributable to divestitures and facility closures for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net Sales	$18,147	$94,907	$46,919	$185,884
Earnings / (loss) before income taxes	409	(2,990)	(39,846)	(6,182)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           ACQUISITIONS

2015 Acquisitions

Bolt’s Metallizing, Inc.

On March 16, 2015, the Corporation acquired certain assets and assumed certain liabilities of Bolt’s Metallizing, Inc. for $13.2 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Bolt’s Metallizing is a provider of thermal spray coatings for critical aerospace applications, including high velocity oxygen fuel (HVOF) and plasma spray coating capabilities.  The acquired business will operate within Curtiss-Wright’s Commercial/Industrial segment.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2015	December 31, 2014
Billed receivables:
Trade and other receivables	$384,528	$363,241
Less: Allowance for doubtful accounts	(6,646)	(5,619)
Net billed receivables	377,882	357,622
Unbilled receivables:
Recoverable costs and estimated earnings not billed	155,674	150,526
Less: Progress payments applied	(10,344)	(12,668)
Net unbilled receivables	145,330	137,858
Receivables, net	$523,212	$495,480

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

(In thousands)	June 30, 2015	December 31, 2014
Raw materials	$218,262	$201,998
Work-in-process	85,366	89,423
Finished goods and component parts	113,081	103,831
Inventoried costs related to long-term contracts	50,134	59,070
Gross inventories	466,843	454,322
Less: Inventory reserves	(51,889)	(51,435)
Progress payments applied	(14,284)	(14,217)
Inventories, net	$400,670	$388,670

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $30.4 million and $33.9 million, as of June 30, 2015 and December 31, 2014, respectively. These capitalized costs will be liquidated as production units are delivered to the customers.  As of June 30, 2015 and December 31, 2014, $3.0 million and $7.2 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill, revised to reflect the Corporation’s new segment structure, for the six months ended June 30, 2015 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2014	$454,092	$356,689	$187,725	$998,506
Acquisitions	4,238	—	—	4,238
Goodwill adjustments	—	1,131	—	1,131
Foreign currency translation adjustment	(3,571)	(8,781)	(240)	(12,592)
June 30, 2015	$454,759	$349,039	$187,485	$991,283

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2015			December 31, 2014
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$174,422	$(88,444)	$85,978	$178,369	$(84,584)	$93,785
Customer related intangibles	359,682	(132,005)	227,677	356,844	(122,920)	233,924
Other intangible assets	37,942	(17,605)	20,337	38,460	(16,942)	21,518
Total	$572,046	$(238,054)	$333,992	$573,673	$(224,446)	$349,227

During the first six months of 2015, the Corporation acquired Customer related intangibles of $7.7 million.
Total intangible amortization expense for the six months ended June 30, 2015 was $17.2 million as compared to $19.8 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2015 through 2019 is $34.7 million, $34.3 million, $33.8 million, $32.7 million, and $30.9 million, respectively.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at June 30, 2015.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

(In thousands)	June 30, 2015	December 31, 2014
Assets
Undesignated for hedge accounting
Forward exchange contracts	$56	$605
Total asset derivatives (A)	$56	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$9,443	$5,121
Undesignated for hedge accounting
Forward exchange contracts	364	676
Total liability derivatives (B)	$9,807	$5,797

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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Other Income, net
Gain / (loss) on interest rate swaps	$(16,232)	$12,159	$(4,322)	$24,934
Gain / (loss) on hedged fixed rate debt	16,232	(12,159)	4,322	(24,934)
Total	$—	$—	$—	$—

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Derivatives not designated as hedging instrument	2015	2014	2015	2014
Forward exchange contracts:
General and administrative expenses	$2,528	$2,020	$1,556	$(930)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of June 30, 2015.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$8,400	$8,400	$8,400	$8,400
Revolving credit agreement, due 2019	—	—	—	—
5.51% Senior notes due 2017	150,000	161,000	150,000	162,617
3.84% Senior notes due 2021	99,988	99,988	99,934	99,934
3.70% Senior notes due 2023	225,000	224,473	225,000	225,748
3.85% Senior notes due 2025	97,721	97,721	98,360	98,360
4.24% Senior notes due 2026	194,733	194,733	197,237	197,237
4.05% Senior notes due 2028	73,116	73,116	74,348	74,348
4.11% Senior notes due 2028	100,000	99,259	100,000	100,801
Other debt	1,038	1,038	1,069	1,069
Total debt	$949,996	$959,728	$954,348	$968,514

Nonrecurring measurements
As discussed in Note 2. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during 2014. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the six months ended June 30, 2015. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

9.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2014 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$7,137	$6,372	$14,273	$12,742
Interest cost	7,497	7,552	14,988	15,096
Expected return on plan assets	(13,688)	(10,425)	(27,367)	(20,838)
Amortization of prior service cost	156	157	311	315
Amortization of unrecognized actuarial loss	3,866	1,483	7,731	2,966
Net periodic benefit cost	$4,968	$5,139	$9,936	$10,281

During the six months ended June 30, 2015, the Corporation made $145.0 million in contributions to the Curtiss-Wright Pension Plan.  In addition, contributions of $1.8 million were made to the Corporation’s foreign benefit plans during the six months ended June 30, 2015.  Contributions to the foreign benefit plans are expected to be $3.0 million in 2015.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the six months ended June 30, 2015 and 2014, the expense relating to the plan was $7.5 million and $7.7 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	47,224	48,175	47,466	48,055
Dilutive effect of stock options and deferred stock compensation	1,034	1,064	1,021	1,105
Diluted weighted-average shares outstanding	48,258	49,239	48,487	49,160

As of June 30, 2015 and June 30, 2014, respectively, there were no options outstanding that were considered anti-dilutive.

11.           SEGMENT INFORMATION

Prior to the first quarter of 2015, the Corporation reported its results of operations through three segments: Commercial/Industrial, Defense, and Energy. Beginning in the first quarter of 2015, the Corporation realigned its reportable segments as a result of its previously announced discontinued operations. The Energy segment was renamed Power. The new Power segment includes businesses serving the nuclear naval defense and new build (AP1000) power generation markets, which had previously operated within the Defense segment. The remaining oil and gas businesses that had operated within the Energy segment have joined the Commercial/Industrial segment. As result of this realignment, the Corporation’s new reportable segments are: Commercial/Industrial, Defense, and Power.

The Commercial/Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications across the aerospace, automotive and general industrial markets. The products offered include electronic throttle control devices and transmission shifters, electro-mechanical actuation control components, and pressure relief management systems.

The Defense reportable segment provides embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, and weapons handling systems to defense markets.

The Power segment is comprised of businesses that manufacture and service main coolant pumps, power-dense compact motors, generators, and secondary propulsion systems. We also leveraged proven defense technology and engineering expertise to provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants. Additional products include a wide range of hardware, pumps, pressure vessels, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing technologies for nuclear power plants and nuclear equipment manufacturers.
The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Net sales
Commercial/Industrial	$305,074	$315,114	$604,972	$617,131
Defense	120,149	118,889	234,501	232,042
Power	121,661	137,320	256,796	267,595
Less: Intersegment revenues	(1,690)	(2,125)	(4,876)	(4,611)
Total consolidated	$545,194	$569,198	$1,091,393	$1,112,157

Operating income (expense)
Commercial/Industrial	$45,253	$45,750	$88,542	$84,246
Defense	24,391	18,002	42,418	33,786
Power	1,454	14,865	20,966	29,140
Corporate and eliminations (1)	(5,656)	(6,458)	(13,649)	(13,979)
Total consolidated	$65,442	$72,159	$138,277	$133,193

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2015	2014	2015	2014
Total operating income	$65,442	$72,159	$138,277	$133,193
Interest expense	(8,985)	(8,986)	(17,981)	(18,041)
Other income, net	(37)	(23)	444	89
Earnings from continuing operations before income taxes	$56,420	$63,150	$120,740	$115,241

(In thousands)	June 30, 2015	December 31, 2014
Identifiable assets
Commercial/Industrial	$1,561,489	$1,534,882
Defense	806,804	837,891
Power	581,061	588,366
Corporate and Other	148,496	291,025
Assets held for sale	14,761	147,347
Total consolidated	$3,112,611	$3,399,511

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive loss (OCI)	(79,386)	(74,284)	(153,670)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
OCI before reclassifications (1)	(24,592)	41	(24,551)
Amounts reclassified from AOCI (1)	—	4,728	4,728
Net current period OCI	(24,592)	4,769	(19,823)
June 30, 2015	$(44,875)	$(103,359)	$(148,234)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	17	(1)
Amortization of actuarial losses	(7,456)	(1)
	(7,439)	Total before tax
	2,711	Income tax
Total reclassifications	$(4,728)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, Pension and Other Postretirement Benefit Plans.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss, such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation’s financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to the CNRL litigation, the Corporation is party to a number of other legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At June 30, 2015 and December 31, 2014, there were $51.7 million and $54.3 million of stand-by letters of credit outstanding, respectively, and $15.6 million and $20.7 million of bank guarantees outstanding, respectively. As of June 30, 2015, letters of credit outstanding related to discontinuing operations were $7.1 million.  In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. As of June 30, 2015, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of June 30, 2015.  As of June 30, 2015, the range of possible loss is $0 to $48 million.

14.           SUBSEQUENT EVENTS

On July 1, 2015, the Corporation made a voluntary prepayment on its Industrial Revenue Bond in the amount of $8.4 million.

In July 2015, the Corporation sold the assets and liabilities of its Engineered Packaging business for approximately $13 million. The assets and liabilities of this business were reported as held for sale as of June 30, 2015 and its results of operations have been reflected as discontinued operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 34% of our 2015 revenues are expected to be generated from defense-related markets.

Beginning in the first quarter of 2015, the Corporation realigned its reportable segments as a result of its previously announced discontinued operations. As a result of this realignment the Corporation's reportable segments are: Commercial/Industrial, Defense, and Power. Please refer to Note 11 of the Corporation's Condensed Consolidated Financial Statements for further information. This realignment has no impact on the Corporation’s historical Condensed Consolidated Financial Statements. Prior period amounts have been reclassified to conform to current period presentation.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three and six month periods ended June 30, 2015. The financial information as of June 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our Form 10-K.

The MD&A is organized into the following sections: Consolidated Statements of Earnings, Results by Business Segment, and Liquidity and Capital Resources. Our discussion will be focused on the overall results of continuing operations followed by a more detailed discussion of those results within each of our reportable segments.

Our three reportable segments are generally concentrated in a few end markets; however, each may have sales across several end markets.  A market is defined as an area of demand for products and services.  The sales for the relevant markets will be discussed throughout the MD&A.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2015	2014	% change	2015	2014	% change
Sales
Commercial/Industrial	$304,465	$313,798	(3)%	$602,352	$614,751	(2)%
Defense	119,651	118,507	1%	233,151	230,878	1%
Power	121,078	136,893	(12)%	255,890	266,528	(4)%
Total sales	$545,194	$569,198	(4)%	$1,091,393	$1,112,157	(2)%

Operating income
Commercial/Industrial	$45,253	$45,750	(1)%	$88,542	$84,246	5%
Defense	24,391	18,002	35%	42,418	33,786	26%
Power	1,454	14,865	(90)%	20,966	29,140	(28)%
Corporate and eliminations	(5,656)	(6,458)	12%	(13,649)	(13,979)	2%
Total operating income	$65,442	$72,159	(9)%	$138,277	$133,193	4%

Interest expense	(8,985)	(8,986)	—%	(17,981)	(18,041)	—%
Other income, net	(37)	(23)	NM	444	89	NM

Earnings before taxes	56,420	63,150	(11)%	120,740	115,241	5%
Provision for income taxes	(16,299)	(20,141)	(19)%	(37,396)	(35,802)	4%
Net earnings from continuing operations	$40,121	$43,009		$83,344	$79,439

New orders	$525,367	$687,960	(24)%	$1,153,984	$1,270,580	(9)%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	(12%)	—%	1%
Acquisitions	1%	1%	1%	—%
Foreign currency	(3%)	2%	(3%)	3%
Total	(4%)	(9%)	(2%)	4%

Sales for the second quarter of 2015 decreased $24 million, or 4%, to $545 million, compared with the comparable prior year period. On a segment basis, sales from the Commercial/Industrial segment and Power segment decreased $10 million and $16 million, respectively, while sales in the Defense segment increased $1 million.

Sales during the six month period ended June 30, 2015 decreased $21 million, or 2%, to $1,091 million, compared with the comparable prior year period. Increases in the Defense segment were more than offset by slightly lower sales from both the Commercial/Industrial and Power segments.

Operating income in the second quarter of 2015, decreased $7 million, or 9%, to $65 million, and operating margin decreased 70 basis points to 12.0% compared with the same period in 2014. The decrease in operating income is primarily attributable to a decrease in the Power segment as a result of increased costs on the AP1000 program. These decreases were partially offset by

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

operating margin improvement in the Defense segment as a result of ongoing margin improvement initiatives and favorable foreign currency translation.

For the first six months of 2015, operating income increased $5 million as a result of operating margin improvement at the Commercial/Industrial and Defense segments. These increases were partially offset by decreases in the Power segment operating income.

Non-segment operating expense decreased $1 million, to $6 million in the current quarter primarily due to lower pension expense, partially offset by higher foreign currency losses. Non-segment operating expenses for the first six months of 2015 was flat against the comparable prior year period, as higher foreign currency losses were offset by lower pension costs.

Interest expense in the current quarter and first six months of 2015 was essentially flat as compared to the respective prior year periods.

The effective tax rates during the second quarter was 28.9% compared to an effective tax rate of 31.9% in the comparable prior year period. The decrease in the effective tax rate was driven by increased foreign research and development tax benefits and favorable adjustments to certain tax valuation allowances. The effective tax rate for the first six months of 2015 was essentially flat against the comparable prior year period.

Net earnings from continuing operations decreased $3 million, or 7%, to $40 million, in the current quarter due to decreases in operating income in the Power segment, primarily as a result of cost increases in the AP1000 program. These decreases were partially offset by operating margin improvement in the Defense segment as a result of ongoing margin improvement initiatives and favorable foreign currency translation.

Net earnings from continuing operations increased $4 million, or 5%, to $83 million, in the first six months of 2015, primarily due to higher operating income in our Commercial/Industrial and Defense Segments, partially offset by lower operating income in our Power segment.

Comprehensive Income

Pension and Postretirement adjustments
Pension and postretirement adjustments within comprehensive income increased for the three and six month periods ended June 30, 2015, due to an increase in the amortization of prior service costs and actuarial losses.

Foreign Currency Translation adjustments

During the second quarter, the Corporation had foreign currency translation gains of $32 million, compared to foreign currency translation gains of $18 million in the comparable prior year period. The foreign currency translation gains were primarily attributed to increases in the British Pound, Canadian Dollar, and Euro exchange rates.

During the six months ended June 30, 2015, the Corporation had foreign currency translation loss adjustments amounting to $25 million, compared to foreign currency translation gains in the comparable prior period of $8 million. The fluctuations were largely attributable to changes in the British Pound, Canadian Dollar, and Euro exchange rates.

New orders decreased $163 million and $117 million during the three and six month periods ended June 30, 2015, respectively, against the comparable prior year periods. The decrease is mostly attributable to the Power segment and the timing of the 2014 orders for pumps and generators for the Virginia class submarine program.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2015	2014	% change		2015	2014	% change
Sales	$304,465	$313,798	(3%)		$602,352	$614,751	(2%)
Operating income	45,253	45,750	(1%)		88,542	84,246	5%
Operating margin	14.9%	14.6%	30	bps	14.7%	13.7%	100	bps
New orders	$270,141	$310,902	(13%)		$606,674	$627,150	(3%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	—%	—%	1%	6%
Acquisitions	1%	1%	—%	—%
Foreign currency	(4%)	(2%)	(3%)	(1%)
Total	(3%)	(1%)	(2%)	5%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the second quarter decreased $9 million, or 3%, from the comparable prior year period, primarily due to decreased international project sales of our severe-service industrial valves, as well as decreased sales of our industrial vehicle products. In addition, sales increases in our sensors and control products as well as increased valve sales supporting the Virginia-class submarine program, were more than offset by unfavorable effects of foreign currency translation.

Sales during the first six months of 2015 decreased $12 million, or 2%, from the comparable prior year period, primarily due to decreased international project sales of our severe-service industrial valves, as well as decreases in our surface treatment services. These decreases were partially offset by higher valve sales supporting the Virginia-class submarine program in the naval defense market.

Operating income during the second quarter was essentially flat against the comparable prior year period, while operating margin increased 30 basis points. Margin improvements were primarily a result of ongoing operational and productivity improvement initiatives.

Operating income during the first six months of 2015 increased $4 million, or 5%, from the comparable prior year period, while operating margin increased 100 basis points. The increase in organic operating income over the six month period is primarily due to increased profitability on our industrial vehicle products through continued operational margin improvement initiatives.

New orders decreased $41 million and $20 million during the three and six month periods ended June 30, 2015, respectively, against the comparable prior year periods. The decrease in new orders is primarily driven by lower demand for severe-service valves serving the energy markets as well as decreased demand for our industrial vehicle products.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2015	2014	% change		2015	2014	% change
Sales	$119,651	$118,507	1%		$233,151	$230,878	1%
Operating income	24,391	18,002	35%		42,418	33,786	26%
Operating margin	20.4%	15.2%	520	bps	18.2%	14.6%	360	bps
New orders	$150,294	$141,016	7%		$285,000	$265,441	7%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	5%	21%	4%	12%
Acquisitions	—%	—%	—%	—%
Foreign currency	(4%)	14%	(3%)	14%
Total	1%	35%	1%	26%

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales were essentially flat in the three and six month periods against the comparable prior year period. Sales in both the three and six month periods reflected growth in ground defense, driven by continued demand for turret drive stabilization systems from international customers, including a new award in the current quarter on the U.K. Scout program. In aerospace defense, we experienced improved sales of embedded computing products serving various fighter jet and UAV programs, most notably the JSF and Global Hawk programs. These increases were partially offset by the unfavorable effects of foreign currency translation.

Operating income increased $6 million, or 35%, to $24 million, and operating margin increased 520 basis points from the prior year quarter to 20.4%.   On an organic basis, operating income improved 21% against the comparable prior year period. Strong organic growth was driven by higher sales of turret drive stabilization systems and embedded computing products, as well as the benefits of our ongoing margin improvement initiatives. Operating margins further expanded as a result of the effects of favorable foreign currency translation.

Operating income during the first six months of 2015 increased $9 million, or 26%, to $42 million; benefiting from strong organic second quarter growth and margin expansion. Additional increases in operating income were realized as a result of the effects of favorable foreign currency translation.

New orders increased by $9 million and $20 million during the three and six month periods ended June 30, 2015, respectively, against the comparable prior year periods. The increase is mostly attributable to increased demand for turret drive stabilization systems to international customers.

Power

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2015	2014	% change		2015	2014	% change
Sales	$121,078	$136,893	(12%)		$255,890	$266,528	(4%)
Operating income	1,454	14,865	(90%)		20,966	29,140	(28%)
Operating margin	1.2%	10.9%	(970	) bps	8.2%	10.9%	(270	) bps
New orders	$104,932	$236,042	(56%)		$262,310	$377,989	(31%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(12%)	(90%)	(4%)	(28%)
Acquisitions	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	(12%)	(90%)	(4%)	(28%)

Sales in the Power segment are primarily to the power generation and naval defense markets.

Sales in the second quarter decreased $16 million, or 12%, to $121 million, from the comparable prior year period. Sales within the power generation market were lower due to decreased revenues on the domestic and China AP1000 programs over the comparable prior year period. We also experienced lower aftermarket sales supporting domestic nuclear operating reactors, as a result of ongoing deferred spending on maintenance and upgrades, which more than offset higher sales supporting international reactors.

Sales for the first six months of 2015 decreased $11 million or 4%, from the comparable prior year period, due to decreased revenues on the domestic and china AP1000 programs and lower aftermarket sales supporting domestic nuclear operating reactors. These decreases were partially offset by a one-time benefit received in the first quarter as a result of a termination change order on the former Progress Energy AP1000 plant.

Operating income in the second quarter of 2015, decreased $13 million, or 90%, to $1 million, from the comparable prior year period, as a result of increased costs on the AP1000 program and lower aftermarket sales in the power generation market.

Operating income over the first six months decreased $8 million, or 28%, to $21 million, from the comparable prior year period, as a result of the increased second quarter costs on the AP1000 program, partially offset by a one-time benefit received in the first quarter as a result of a termination change order on the former Progress Energy AP1000 plant. Lower aftermarket sales in the power generation market also contributed to decreased operating income.

New orders decreased $131 million and $116 million during the three and six month periods ended June 30, 2015, respectively, against the comparable prior year periods. The decrease is mostly attributable to timing of the 2014 orders for pumps and generators for the Virginia class submarine program.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2015	2014	% change	2015	2014	% change
Defense markets:
Aerospace	$75,761	$65,930	15%	$147,107	$137,535	7%
Ground	24,238	17,680	37%	42,893	31,539	36%
Naval	99,704	99,816	—%	188,766	187,701	1%
Other	1,942	1,307	49%	4,669	2,264	106%
Total Defense	$201,645	$184,733	9%	$383,435	$359,039	7%

Commercial markets:
Aerospace	$98,191	$106,488	(8%)	$199,209	$209,529	(5%)
Power Generation	94,242	109,443	(14%)	207,478	218,529	(5%)
General Industrial	151,116	168,534	(10%)	301,271	325,060	(7%)
Total Commercial	$343,549	$384,465	(11%)	$707,958	$753,118	(6%)

Total Curtiss-Wright	$545,194	$569,198	(4%)	$1,091,393	$1,112,157	(2%)

Defense markets
During the second quarter of 2015, sales increased $17 million, against the comparable prior year period, primarily due to increases in the aerospace and ground defense markets, while naval defense sales remained flat. Demand for turret drive stabilization systems, including a new award in the current quarter on the U.K. Scout program, has driven our growth in ground defense markets. Aerospace defense sales increased during the second quarter due to higher sales of our embedded computing products on various fighter jet and UAV programs, most notably the JSF and Global Hawk programs. Naval defense market sales were flat, as increased demand for pumps and generators supporting Virginia Class submarines were offset by decreased production on the Ford-class aircraft carrier program.

Sales during the first six months of 2015 increased $24 million, against the comparable prior year period, primarily due to increases in the aerospace and ground defense markets, while naval defense sales remained flat. Ground defense sales increased due to higher demand for our turret drive stabilization systems and increased sales on the Abrams platform. Aerospace defense sales increased during the six months due to higher sales of our embedded computing products on various fighter jet and UAV programs, most notably the JSF and Global Hawk programs. Naval defense market sales were flat, as increased demand for pumps and generators supporting Virginia Class submarines were offset by decreased production on the Ford-class aircraft carrier program.

Commercial markets
Sales during the second quarter decreased $41 million, against the comparable prior year period, due to decreased sales across all our commercial markets. Sales in the commercial aerospace markets decreased primarily due to lower revenues related to avionics and flight test equipment. OEM production level remained relatively flat with the comparable prior period. The general industrial market decreased as a result of decreased international sales of our severe-service industrial valves as well as decreased sales of our industrial vehicle products. Within the power generation market, decreased sales were driven by lower sales on the domestic and China AP1000 programs and lower aftermarket sales supporting domestic nuclear operating reactors, as a result of ongoing deferred spending on maintenance and upgrades.

Sales during the first six months of 2015 decreased $45 million, from the comparable prior year period, primarily due to second quarter performance described above, as first quarter sales were essentially flat against prior year.

LIQUIDITY AND CAPITAL RESOURCES

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	June 30, 2015	June 30, 2014
Cash provided by (used):
Operating activities	$(111,270)	$84,417
Investing activities	(5,786)	(18,162)
Financing activities	(90,005)	(47,695)
Effect of exchange-rate changes on cash	1,925	286
Net increase (decrease) in cash and cash equivalents	(205,136)	18,846

Net cash used for operating activities was $111 million during the first six months of 2015, compared with $84 million in cash generated from operations in the comparable prior year period.  The cash used for operating activities was primarily due to a voluntary pension contribution of $145 million made during the first quarter of 2015, and higher deferred revenue collections in 2014. This was partially offset by higher cash earnings over the comparable prior year period.

Net cash used in investing activities for the first six months of 2015 was $6 million, compared with $18 million of cash used in investing activities in the prior year period. The decrease in cash used by investing activities is primarily due to a lower amount of cash used for acquisitions and capital expenditures of $21 million and $20 million, respectively.   This was partially offset by a lower amount of cash proceeds received from divestitures of $29 million.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.3% for the three and six months ended June 30, 2015, as compared to an average interest rate of 3.2%, in the comparable prior year periods. The Corporation’s average debt outstanding was $959 million for the three and six months ended June 30, 2015, as compared to $1,013 million and $1,016 million in the comparable prior year periods.

Revolving Credit Agreement

As of the end of June 30, 2015, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $52 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at June 30, 2015 was $448 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first six months of 2015, the Company used $97 million of cash to repurchase approximately 1,353,000 outstanding shares under its share repurchase program. During the first six months of 2014, the Corporation used $24 million of cash to repurchase approximately 367,000 outstanding shares.

Dividends

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The Company made $6 million in dividend payments during the sixth month periods ended June 30, 2015 and 2014.

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

As of June 30, 2015, we had the ability to borrow additional debt of $1.0 billion without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the six months ended June 30, 2015.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2014 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2015 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion. The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation’s financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2015. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2014 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2015.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	221,300	$75.48	894,847	$236,311,810
May 1 - May 31	218,600	72.80	1,113,447	220,398,812
June 1 - June 30	239,700	73.06	1,353,147	202,885,637
For the quarter ended	679,600	$73.76	1,353,147	$202,885,637

On September 25, 2014, the Company received authorization from its board of directors to enter into a new share repurchase program beginning in 2015 to purchase up to approximately $300 million of its common stock. On November 4, 2014, the Corporation announced it will repurchase at least $200 million in shares under its newly authorized $300 million share repurchase program, beginning in January 2015. On July 8, 2015, the Corporation announced it is increasing its plans to repurchase shares by opportunistically repurchasing the remaining $100 million under the current program, effective August 1, 2015. Under the current program, shares may be purchased on the open market, in privately negotiated transactions and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2015.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2015 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2014 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 16, 2015, among the Company and Certain Subsidiaries as Borrowers; the Lenders party thereto; Bank of America N.A., as Administrative Agent, Swingline Lender, and L/C Issuer; JPMorgan Chase Bank, N.A., and Wells Fargo, N.A. as Syndication Agents; and RBS Citizens N.A., as Documentation Agent.
		8-K	June 18, 2015

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President Finance / Chief Financial Officer
Dated: July 30, 2015