Form 10-Q
period 2015-09-30
CURTISS WRIGHT CORP
filed 2015-10-29
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

or

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

Common Stock, par value $1.00 per share: 45,720,926 shares (as of September 30, 2015).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net Sales
Product sales	$427,732	$457,026	$1,313,290	$1,351,126
Service sales	97,803	101,357	303,638	319,414
Total net sales	525,535	558,383	1,616,928	1,670,540
Cost of Sales
Cost of product sales	284,007	301,592	864,701	890,051
Cost of service sales	56,034	63,460	193,286	204,313
Total cost of sales	340,041	365,052	1,057,987	1,094,364
Gross profit	185,494	193,331	558,941	576,176
Research and development expenses	(15,050)	(16,909)	(45,633)	(51,150)
Selling expenses	(30,247)	(30,610)	(90,440)	(95,340)
General and administrative expenses	(76,384)	(71,563)	(220,778)	(222,244)
Operating income	63,813	74,249	202,090	207,442
Interest expense	(8,972)	(9,013)	(26,953)	(27,054)
Other income, net	161	(159)	605	(70)
Earnings from continuing operations before income taxes	55,002	65,077	175,742	180,318
Provision for income taxes	(16,860)	(20,699)	(54,256)	(56,501)
Earnings from continuing operations	38,142	44,378	121,486	123,817
Loss from discontinued operations, net of taxes	(4,258)	(19,345)	(45,874)	(27,229)
Net earnings	$33,884	$25,033	$75,612	$96,588
Basic earnings per share
Earnings from continuing operations	$0.82	$0.92	$2.58	$2.58
Loss from discontinued operations	(0.09)	(0.40)	(0.97)	(0.57)
Total	$0.73	$0.52	$1.61	$2.01
Diluted earnings per share
Earnings from continuing operations	$0.80	$0.90	$2.53	$2.52
Loss from discontinued operations	(0.09)	(0.39)	(0.96)	(0.55)
Total	$0.71	$0.51	$1.57	$1.97
Dividends per share	0.13	0.13	0.39	0.39
Weighted-average shares outstanding:
Basic	46,366	48,067	47,082	48,054
Diluted	47,395	49,101	48,106	49,136

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$33,884	$25,033	$75,612	$96,588
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$(37,689)	$(47,934)	$(62,281)	$(40,114)
Pension and postretirement adjustments, net of tax (2)	908	1,147	5,677	2,847
Other comprehensive loss, net of tax	(36,781)	(46,787)	(56,604)	(37,267)
Comprehensive income (loss)	$(2,897)	$(21,754)	$19,008	$59,321

(1) The tax expense and tax benefit included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2015 were ($0.2) million and $2.8 million, respectively. The tax benefit included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2014 were $2.0 million and $1.3 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2015 were $0.5 million and $3.2 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2014 were $0.7 million and $1.6 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$247,925	$450,116
Receivables, net	510,935	495,480
Inventories, net	406,606	388,670
Deferred tax assets, net	42,703	44,311
Assets held for sale	202	147,347
Income taxes receivable	27,846	5,583
Other current assets	30,372	39,568
Total current assets	1,266,589	1,571,075
Property, plant, and equipment, net	422,251	458,919
Goodwill	979,087	998,506
Other intangible assets, net	322,177	349,227
Other assets	24,597	21,784
Total assets	$3,014,701	$3,399,511
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$1,394	$1,069
Accounts payable	130,673	152,266
Accrued expenses	124,670	145,938
Income taxes payable	8,768	22,472
Deferred revenue	148,932	176,693
Liabilities held for sale	742	35,392
Other current liabilities	43,377	38,163
Total current liabilities	458,556	571,993
Long-term debt	957,511	953,279
Deferred tax liabilities, net	101,418	51,554
Accrued pension and other postretirement benefit costs	75,564	226,687
Long-term portion of environmental reserves	14,568	14,911
Other liabilities	87,023	102,654
Total liabilities	1,694,640	1,921,078
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 49,189,702 shares issued at September 30, 2015 and December 31, 2014; outstanding shares were 45,720,926 at September 30, 2015 and 47,904,518 at December 31, 2014	49,190	49,190
Additional paid in capital	155,973	158,043
Retained earnings	1,526,678	1,469,306
Accumulated other comprehensive loss	(185,015)	(128,411)
Common treasury stock, at cost (3,468,776 shares at September 30, 2015 and 1,285,184 shares at December 31, 2014)	(226,765)	(69,695)
Total stockholders’ equity	1,320,061	1,478,433
Total liabilities and stockholders’ equity	$3,014,701	$3,399,511

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net earnings	$75,612	$96,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,428	90,934
Loss on sale of businesses	15,759	15,178
(Gain)/loss on fixed asset disposals	(1,058)	402
Deferred income taxes	14,683	12,130
Share-based compensation	7,225	6,542
Impairment of fixed assets	—	2,357
Impairment of assets held for sale	40,813	17,573
Change in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable, net	(13,079)	(17,031)
Inventories, net	(29,354)	(27,951)
Progress payments	375	(10,249)
Accounts payable and accrued expenses	(55,086)	(20,072)
Deferred revenue	(27,900)	18,525
Income taxes	19,750	(6,053)
Net pension and postretirement liabilities	(142,987)	(30,825)
Other current and long-term assets and liabilities	14,128	5,125
Net cash provided by (used for) operating activities	(4,691)	153,173
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	1,914	701
Proceeds from divestitures, net of cash sold and transaction costs	36,941	54,096
Proceeds from insurance	—	2,357
Additions to property, plant, and equipment	(23,848)	(54,480)
Acquisition of businesses, net of cash acquired	(13,263)	(34,362)
Additional consideration on prior period acquisitions	(436)	(989)
Net cash provided by (used for) investing activities	1,308	(32,677)
Cash flows from financing activities:
Borrowings under revolving credit facility	68,841	363,458
Payment of revolving credit facility	(68,521)	(414,157)
Principal payments on debt	(8,400)	(80)
Repurchases of common stock	(185,224)	(44,555)
Proceeds from share-based compensation	14,616	34,924
Dividends paid	(12,289)	(12,536)
Other	429	158
Excess tax benefits from share-based compensation plans	4,243	7,717
Net cash used for financing activities	(186,305)	(65,071)
Effect of exchange-rate changes on cash	(12,503)	(8,248)
Net increase (decrease) in cash and cash equivalents	(202,191)	47,177
Cash and cash equivalents at beginning of period	450,116	175,294
Cash and cash equivalents at end of period	$247,925	$222,471
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$427	$638
Property and equipment acquired under build to suit transaction	$—	$14,886
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	113,338	—	—
Other comprehensive loss, net of tax	—	—	—	(153,670)	—
Dividends paid	—	—	(25,013)	—	—
Restricted stock	—	(722)	—	—	3,155
Stock options exercised, net of tax	—	311	—	—	45,049
Other	—	(430)	—	—	430
Share-based compensation	—	8,266	—	—	234
Repurchase of common stock	—	—	—	—	(65,220)
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	75,612	—	—
Other comprehensive loss, net of tax	—	—	—	(56,604)	—
Dividends declared	—	—	(18,240)	—	—
Restricted stock	—	(5,793)	—	—	8,206
Stock options exercised, net of tax	—	(2,585)	—	—	19,031
Other	—	(623)	—	—	623
Share-based compensation	—	6,931	—	—	294
Repurchase of common stock	—	—	—	—	(185,224)
September 30, 2015	$49,190	$155,973	$1,526,678	$(185,015)	$(226,765)

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

During the second quarter of 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China.  The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. During the three and nine month periods ended September 30, 2015 and 2014, there were no other individual significant changes in estimated contract costs.

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
Date of adoption: January 1, 2016

2.           DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation identified certain businesses it considered non-core. The Corporation considers businesses non-core when the business’ products or services do not complement its existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. As part of this initiative, through October 2015, the Corporation has divested all five businesses that were previously classified as held for sale. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

Discontinued Operations

The aggregate financial results of all discontinued operations for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$727	$80,210	$58,011	$279,026
Loss from discontinued operations before income taxes (1)	(872)	(19,750)	(40,831)	(24,691)
Income tax benefit / (expense)	(1,231)	5,510	7,725	6,991
Loss on sale of businesses (2)	(2,155)	(5,105)	(12,768)	(9,529)
Loss from discontinued operations	$(4,258)	$(19,345)	$(45,874)	$(27,229)

(1) Loss from discontinued operations before income taxes includes approximately $41 million of held for sale impairment expense recorded in the three months ended March 31, 2015.

(2) Net of tax benefit for the three and nine months ended September 30, 2015 of $3.0 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Divestitures

In October 2015 and August 2015, the Corporation sold its two surface technology treatment facilities for an immaterial amount, that were previously classified as held for sale.

In July 2015, the Corporation sold the assets and liabilities of its Engineered Packaging business for approximately $14 million and recognized a pre-tax gain of $2.3 million.

In May 2015, the Corporation completed the divestiture of its Downstream oil and gas business for $19 million, net of transaction costs. The business had previously been classified within assets held for sale and had recorded impairment charges of $40 million during the first quarter. In connection with the second quarter sale, the Corporation realized an additional pre-tax loss on divestiture of $14 million and in the third quarter realized an additional pretax loss of $4.3 million related to a working capital adjustment.

In January 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million).

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

The composition of receivables is as follows:

(In thousands)	September 30, 2015	December 31, 2014
Billed receivables:
Trade and other receivables	$371,949	$363,241
Less: Allowance for doubtful accounts	(6,179)	(5,619)
Net billed receivables	365,770	357,622
Unbilled receivables:
Recoverable costs and estimated earnings not billed	157,226	150,526
Less: Progress payments applied	(12,061)	(12,668)
Net unbilled receivables	145,165	137,858
Receivables, net	$510,935	$495,480

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

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$214,661	$201,998
Work-in-process	87,117	89,423
Finished goods and component parts	114,344	103,831
Inventoried costs related to long-term contracts	55,903	59,070
Gross inventories	472,025	454,322
Less: Inventory reserves	(50,221)	(51,435)
Progress payments applied	(15,198)	(14,217)
Inventories, net	$406,606	$388,670

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $29.8 million and $33.9 million, as of September 30, 2015 and December 31, 2014, respectively. These capitalized costs will be liquidated as production units are delivered to the customers.  As of September 30, 2015 and December 31, 2014, $2.5 million and $7.2 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill, revised to reflect the Corporation’s new segment structure, for the nine months ended September 30, 2015 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2014	$454,092	$356,689	$187,725	$998,506
Acquisitions	4,238	—	—	4,238
Goodwill adjustments	—	1,131	—	1,131
Foreign currency translation adjustment	(7,316)	(17,036)	(436)	(24,788)
September 30, 2015	$451,014	$340,784	$187,289	$979,087

 7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2015			December 31, 2014
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$173,163	$(90,008)	$83,155	$178,369	$(84,584)	$93,785
Customer related intangibles	360,760	(137,021)	223,739	356,844	(122,920)	233,924
Other intangible assets	37,533	(22,250)	15,283	38,460	(16,942)	21,518
Total	$571,456	$(249,279)	$322,177	$573,673	$(224,446)	$349,227

During the first nine months of 2015, the Corporation acquired Customer related intangibles of $7.7 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total intangible amortization expense for the nine months ended September 30, 2015 was $26.2 million as compared to $29.3 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2015 through 2019 is $34.4 million, $34.0 million, $33.5 million, $32.4 million, and $30.6 million, respectively.

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

The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at September 30, 2015.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	September 30, 2015	December 31, 2014
Assets
Designated for hedge accounting
Interest rate swaps	$7,511	$—
Undesignated for hedge accounting
Forward exchange contracts	$210	$605
Total asset derivatives (A)	$7,721	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$—	$5,121
Undesignated for hedge accounting
Forward exchange contracts	371	676
Total liability derivatives (B)	$371	$5,797

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

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Other Income, net
Gain on interest rate swaps	$16,954	$2,517	$12,632	$27,451
Loss on hedged fixed rate debt	(16,954)	(2,517)	(12,632)	(27,451)
Total	$—	$—	$—	$—

Undesignated hedges

The location and amount of gains and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Derivatives not designated as hedging instrument	2015	2014	2015	2014
Forward exchange contracts:
General and administrative expenses	$6,136	$2,446	$7,692	$1,516

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of September 30, 2015.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$—	$—	$8,400	$8,400
5.51% Senior notes due 2017	150,000	160,141	150,000	162,617
3.84% Senior notes due 2021	100,642	100,642	99,934	99,934
3.70% Senior notes due 2023	225,000	228,286	225,000	225,748
3.85% Senior notes due 2025	101,562	101,562	98,360	98,360
4.24% Senior notes due 2026	203,613	203,613	197,237	197,237
4.05% Senior notes due 2028	76,694	76,694	74,348	74,348
4.11% Senior notes due 2028	100,000	101,319	100,000	100,801
Other debt	1,394	1,394	1,069	1,069
Total debt	$958,905	$973,651	$954,348	$968,514

Nonrecurring measurements
As discussed in Note 2. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during 2014. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the nine months ended September 30, 2015. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

9.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2014 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$5,914	$6,227	$20,187	$18,969
Interest cost	7,422	7,799	22,410	22,895
Expected return on plan assets	(13,601)	(10,521)	(40,968)	(31,359)
Amortization of prior service cost	151	157	462	472
Amortization of unrecognized actuarial loss	5,180	2,147	12,911	5,113
Settlement Charges	$7,345	$—	$7,345	$—
Net periodic benefit cost	$12,411	$5,809	$22,347	$16,090

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended September 30, 2015, the Corporation made contributions of $145.0 million to the Curtiss-Wright Pension Plan and contributions of $2.3 million to the Corporation’s foreign benefit plans. Contributions to the foreign benefit plans are expected to be $3.0 million in 2015.

The settlement charges recognized in the third quarter of 2015 represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. The charge is primarily a result of the retirement of the Corporation’s former Chairman and his election to receive the nonqualified portion of his pension benefit as a single lump sum payout and relates to the recognition of deferred actuarial losses triggered by the lump sum payouts exceeding a prescribed threshold.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the nine months ended September 30, 2015 and 2014, the expense relating to the plan was $9.6 million and $10.6 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	46,366	48,067	47,082	48,054
Dilutive effect of stock options and deferred stock compensation	1,029	1,034	1,024	1,082
Diluted weighted-average shares outstanding	47,395	49,101	48,106	49,136

As of September 30, 2015 and September 30, 2014, respectively, there were no options outstanding that were considered anti-dilutive.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis because they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Net sales
Commercial/Industrial	$293,039	$313,775	$898,011	$930,906
Defense	118,019	127,768	352,520	359,810
Power	115,898	118,837	372,694	386,432
Less: Intersegment revenues	(1,421)	(1,997)	(6,297)	(6,608)
Total consolidated	$525,535	$558,383	$1,616,928	$1,670,540

Operating income (expense)
Commercial/Industrial	$40,259	$51,069	$128,801	$135,315
Defense	25,477	22,480	67,895	56,266
Power	13,545	11,120	34,511	40,260
Corporate and eliminations (1)	(15,468)	(10,420)	(29,117)	(24,399)
Total consolidated	$63,813	$74,249	$202,090	$207,442

(1) Corporate and eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2015	2014	2015	2014
Total operating income	$63,813	$74,249	$202,090	$207,442
Interest expense	(8,972)	(9,013)	(26,953)	(27,054)
Other income, net	161	(159)	605	(70)
Earnings from continuing operations before income taxes	$55,002	$65,077	$175,742	$180,318

(In thousands)	September 30, 2015	December 31, 2014
Identifiable assets
Commercial/Industrial	$1,526,188	$1,534,882
Defense	806,111	837,891
Power	575,042	588,366
Corporate and Other	107,158	291,025
Assets held for sale	202	147,347
Total consolidated	$3,014,701	$3,399,511

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive loss (OCI)	(79,386)	(74,284)	(153,670)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
OCI before reclassifications (1)	(62,281)	(6,894)	(69,175)
Amounts reclassified from AOCI (1)	—	12,571	12,571
Net current period OCI	(62,281)	5,677	(56,604)
September 30, 2015	$(82,564)	$(102,451)	$(185,015)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	24	(1)
Amortization of actuarial losses	(12,480)	(1)
Settlements	(7,345)	(1)
	(19,801)	Total before tax
	7,230	Income tax
Total reclassifications	$(12,571)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost. See Note 9, Pension and Other Postretirement Benefit Plans.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At September 30, 2015 and December 31, 2014, there were $39.7 million and $54.3 million of stand-by letters of credit outstanding, respectively, and $13.2 million and $20.7 million of bank guarantees outstanding, respectively. As of September 30, 2015, letters of credit outstanding related to discontinued operations were $4.2 million.  In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. As of September 30, 2015, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of September 30, 2015.  As of September 30, 2015, the range of possible loss is $0 to $48 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 35% of our 2015 revenues are expected to be generated from defense-related markets.

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

As discussed in Note 2, Discontinued Operations and Assets Held for Sale, we have sold certain businesses whose results of operations are reported as discontinued operations within our Condensed Consolidated Statements of Earnings. Prior year amounts have been restated to conform to the current year presentation.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three and nine month periods ended September 30, 2015. The financial information as of September 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2015	2014	% change	2015	2014	% change
Sales
Commercial/Industrial	$292,557	$312,809	(6)%	$894,909	$927,560	(4)%
Defense	117,444	127,060	(8)%	350,595	357,938	(2)%
Power	115,534	118,514	(3)%	371,424	385,042	(4)%
Total sales	$525,535	$558,383	(6)%	$1,616,928	$1,670,540	(3)%

Operating income
Commercial/Industrial	$40,259	$51,069	(21)%	$128,801	$135,315	(5)%
Defense	25,477	22,480	13%	67,895	56,266	21%
Power	13,545	11,120	22%	34,511	40,260	(14)%
Corporate and eliminations	(15,468)	(10,420)	(48)%	(29,117)	(24,399)	(19)%
Total operating income	$63,813	$74,249	(14)%	$202,090	$207,442	(3)%

Interest expense	(8,972)	(9,013)	—%	(26,953)	(27,054)	—%
Other income, net	161	(159)	NM	605	(70)	NM

Earnings before taxes	55,002	65,077	(15)%	175,742	180,318	(3)%
Provision for income taxes	(16,860)	(20,699)	(19)%	(54,256)	(56,501)	(4)%
Net earnings from continuing operations	$38,142	$44,378		$121,486	$123,817

New orders	$494,096	$584,710	(15)%	$1,648,080	$1,855,290	(11)%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	(20%)	(1%)	(7%)
Acquisitions	—%	1%	—%	1%
Foreign currency	(2%)	5%	(2%)	3%
Total	(6%)	(14%)	(3%)	(3%)

Sales for the third quarter of 2015 decreased $33 million, or 6%, to $526 million, compared with the comparable prior year period. On a segment basis, sales from the Commercial/Industrial segment and Defense segment decreased $20 million and $10 million, respectively.

Sales during the nine month period ended September 30, 2015 decreased $54 million, or 3%, to $1,617 million, compared with the comparable prior year period. On a segment basis, sales from the Commercial/Industrial and Power segment decreased $33 million and $14 million, respectively.

Operating income in the third quarter of 2015, decreased $10 million, or 14%, to $64 million, and operating margin decreased 120 basis points to 12.1% compared with the same period in 2014. The decrease in operating income and margin is primarily attributable to lower sales in the Commercial/Industrial segment and a one-time pension settlement charge related to the retirement of the company’s former Chairman.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

For the first nine months of 2015, operating income decreased $5 million, or 3%, to $202 million, primarily due to lower sales in the Commercial/Industrial segment, higher second quarter costs on the AP1000 program in the Power segment and the one-time pension settlement charge discussed above. This was partially offset by year-to-date margin expansion in our Defense segment related to higher aerospace and ground defense sales as well as favorable foreign currency translation.

Non-segment operating expense increased $5 million, to $15 million, in the current quarter, and $5 million, to $29 million, in the nine months ended September 30, 2015, primarily due to the one-time pension settlement charge discussed above.

Interest expense in the current quarter and first nine months of 2015 was essentially flat as compared to the respective prior year periods.

The effective tax rate for the three month period ended September 30, 2015 was 30.7%, as compared to an effective tax rate of 31.8%, in the prior year period. The effective tax rate for the nine month period ended September 30, 2015 was 30.9%, as compared to an effective tax rate of 31.3%, in the comparable prior year period. The decrease in the effective tax rate for both periods was primarily driven by an increase in the foreign rate differential.

Net earnings from continuing operations decreased $6 million, or 14%, to $38 million, in the current quarter and decreased $2 million, or 2%, to $121 million, in the first nine months of 2015, primarily due to the lower operating income discussed above.

Comprehensive Income

Pension and Postretirement adjustments

During the three month period ended September 30, 2015, as compared to the prior year period, pension and postretirement adjustments within comprehensive income were essentially flat, as the impact of the settlement charge and the increase in amortization of prior service costs and actuarial losses were offset by the pension remeasurement.   During the nine month period ended September 30, 2015, as compared to the prior year period, pension and postretirement adjustments within comprehensive income increased primarily due to the settlement charge and an increase in the amortization of prior service costs and actuarial losses, which exceeded the impact of the pension remeasurement.

Foreign Currency Translation adjustments

During the third quarter, the Corporation had foreign currency translation losses of $38 million, compared to foreign currency translation losses of $48 million in the comparable prior year period. The foreign currency translation losses were primarily attributed to changes in the British Pound and Canadian Dollar.

During the nine months ended September 30, 2015, the Corporation had foreign currency translation loss adjustments amounting to $62 million, compared to foreign currency translation losses in the comparable prior period of $40 million. The fluctuations were largely attributable to changes in the British Pound, Canadian Dollar, and Euro exchange rates.

New orders decreased $91 million and $207 million during the three and nine month periods ended September 30, 2015, respectively, against the comparable prior year periods. The quarter-to-date decrease is primarily due to a significant new order received in the prior year in the Defense segment for our turret drive stabilization systems that did not recur in the current year. The year-to-date decrease is mostly attributable to the timing of 2014 orders for pumps and generators for the Virginia class submarine program in the Power segment and the significant new order received in the prior year for our turret drive stabilization systems in the Defense segment.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2015	2014	% change		2015	2014	% change
Sales	$292,557	$312,809	(6%)		$894,909	$927,560	(4%)
Operating income	40,259	51,069	(21%)		128,801	135,315	(5%)
Operating margin	13.8%	16.3%	(250	) bps	14.4%	14.6%	(20	) bps
New orders	$280,009	$309,260	(9%)		$886,683	$936,410	(5%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	(23%)	(1%)	(5%)
Acquisitions	1%	1%	—%	1%
Foreign currency	(3%)	1%	(3%)	(1%)
Total	(6%)	(21%)	(4%)	(5%)

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the third quarter decreased $20 million, or 6%, from the comparable prior year period, primarily due to decreased international project sales of our severe-service industrial valves and decreased sales of our industrial vehicle products. Within the commercial aerospace market, we experienced lower sales of surface technology services, most notably to Airbus, while OEM production sales to Boeing remained essentially consistent with prior year levels. Partially offsetting these decreases were sales increases for valves supporting the Virginia-class submarine program.

Sales during the first nine months of 2015 decreased $33 million, or 4%, from the comparable prior year period, primarily due to decreased international project sales of our severe-service industrial valves, as well as decreases in our surface technology treatment services. These decreases were partially offset by higher valve sales supporting the Virginia-class submarine program in the naval defense market.

Operating income during the third quarter decreased $11 million, or 21%, from the comparable prior year period, while operating margin decreased 250 basis points. The decrease in operating income and operating margin was primarily driven by lower sales of our surface technology treatment services and severe-service industrial valves.

Operating income during the first nine months of 2015 decreased $7 million, or 5%, from the comparable prior year period, while operating margin was essentially flat. The decrease in operating income over the nine month period is primarily due to the lower sales discussed above, partially offset by our margin improvement initiatives.

New orders decreased $29 million and $50 million during the three and nine month periods ended September 30, 2015, respectively, against the comparable prior year periods. The decrease in new orders is primarily driven by lower demand for severe-service valves and decreased demand for our industrial vehicle products.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2015	2014	% change		2015	2014	% change
Sales	$117,444	$127,060	(8%)		$350,595	$357,938	(2%)
Operating income	25,477	22,480	13%		67,895	56,266	21%
Operating margin	21.7%	17.7%	400	bps	19.4%	15.7%	370	bps
New orders	$102,256	$196,062	(48%)		$387,256	$461,503	(16%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(5%)	(1%)	1%	6%
Acquisitions	—%	—%	—%	—%
Foreign currency	(3%)	14%	(3%)	15%
Total	(8%)	13%	(2%)	21%

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the third quarter decreased $10 million, or 8%, from the comparable prior year period, primarily due to lower commercial aerospace sales and to a lesser extent, lower sales in the defense market. The decrease in sales in the commercial aerospace market is primarily due to lower sales of avionics and flight testing equipment. In the defense market, sales increased in the aerospace defense market primarily due to higher sales of embedded computing products serving fighter jet and Intelligence, Surveillance and Reconnaissance (ISR) programs. In the ground defense market, increased sales of our turret drive stabilization systems, were offset by lower demand for ground combat and communications programs. Additionally, we experienced lower demand for our embedded computing product sales in the naval defense market.

Sales in the nine month period decreased $7 million, or 2%, as higher sales in the ground and aerospace defense markets were more than offset by lower naval defense sales and commercial aerospace markets. Sales growth in ground defense was driven by continued demand for turret drive stabilization systems from international customers, while sales in aerospace defense increased due to higher ISR sales on the JSF and Global Hawk programs. These increases were partially offset by the unfavorable effects of foreign currency translation and lower sales in the commercial aerospace market of flight test instrumentation products.

Operating income increased $3 million, or 13%, to $25 million, and operating margin increased 400 basis points from the prior year quarter to 21.7%.   Organic operating income declined 1%, while organic operating margin increased 80 basis points, driven by the benefits of our ongoing margin improvement initiatives. Operating margins further expanded as a result of the effects of favorable foreign currency translation.

Operating income during the first nine months of 2015 increased $12 million, or 21%, to $68 million, benefiting from organic margin improvement initiatives. Additional increases in operating income were realized as a result of the effects of favorable foreign currency translation.

New orders decreased by $94 million and $74 million during the three and nine month periods ended September 30, 2015, respectively, against the comparable prior year periods, primarily due to a significant contract win in the third quarter of 2014 for our turret drive stabilization system that did not recur in the current year.

Power

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2015	2014	% change		2015	2014	% change
Sales	$115,534	$118,514	(3%)		$371,424	$385,042	(4%)
Operating income	13,545	11,120	22%		34,511	40,260	(14%)
Operating margin	11.7%	9.4%	230	bps	9.3%	10.5%	(120	) bps
New orders	$111,831	$79,388	41%		$374,141	$457,377	(18%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015 vs. 2014		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	22%	(4%)	(14%)
Acquisitions	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	(3%)	22%	(4%)	(14%)

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the third quarter decreased $3 million, or 3%, to $116 million, from the comparable prior year period, primarily due to lower aftermarket sales supporting domestic nuclear operating reactors, as a result of ongoing deferred spending on maintenance and upgrades, partially offset by increased sales of pumps and generators on the Virgina class submarine and higher production on the Ford-class aircraft carrier program.

Sales for the first nine months of 2015 decreased $14 million, or 4%, from the comparable prior year period, primarily due to lower revenues on the China AP1000 program and lower aftermarket sales supporting domestic nuclear operating reactors. These decreases were partially offset by a one-time benefit received in the first quarter as a result of a termination change order on the former Progress Energy AP1000 plant.

Operating income in the third quarter of 2015, increased $2 million, or 22%, to $14 million, from the comparable prior year period, primarily due to lower costs on the AP1000 program as we substantially concluded the required testing and modifications to the reactor coolant pumps in the second quarter of 2015.

Operating income over the first nine months decreased $6 million, or 14%, to $35 million, from the comparable prior year period, primarily as a result of the increased second quarter 2015 costs on the AP1000 program, partially offset by a one-time benefit received in the first quarter as a result of a termination change order on the former Progress Energy AP1000 plant.

New orders increased $32 million and decreased $83 million during the three and nine month periods ended September 30, 2015, respectively, primarily due to the timing of funding for pumps and generators for the Virginia class submarine program.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market
	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2015	2014	% change	2015	2014	% change
Defense markets:
Aerospace	$81,758	$70,648	16%	$228,865	$208,183	10%
Ground	18,522	23,788	(22%)	61,415	55,326	11%
Naval	95,741	93,581	2%	284,506	281,282	1%
Other	1,899	3,940	(52%)	6,567	6,204	6%
Total Defense	$197,920	$191,957	3%	$581,353	$550,995	6%

Commercial markets:
Aerospace	$93,618	$106,089	(12%)	$292,827	$315,618	(7%)
Power Generation	87,371	99,208	(12%)	294,848	318,013	(7%)
General Industrial	146,626	161,129	(9%)	447,900	485,914	(8%)
Total Commercial	$327,615	$366,426	(11%)	$1,035,575	$1,119,545	(8%)

Total Curtiss-Wright	$525,535	$558,383	(6%)	$1,616,928	$1,670,540	(3%)

Defense markets
Sales during the third quarter of 2015 increased $6 million, against the comparable prior year period, primarily due to higher sales in the aerospace market, partially offset by lower sales in the ground defense market. Aerospace defense sales increased during the third quarter due to higher sales of our embedded computing products on fighter jet and ISR programs. In the ground defense market, sales decreased primarily due to lower demand for ground combat and communications products, partially offset by production on our turret drive stabilization contracts.

Sales during the first nine months of 2015 increased $30 million, against the comparable prior year period, primarily due to increases in the aerospace and ground defense markets. Ground defense sales increased primarily due to higher demand for our turret drive stabilization systems, while sales in the aerospace defense market increased due to higher sales of our embedded computing products on fighter jet and ISR programs.

Commercial markets
Sales during the third quarter and first nine months of 2015 decreased $39 million and $84 million, respectively, against the comparable prior year period, due to decreased sales across all our commercial markets. Sales in the commercial aerospace market decreased primarily due to lower revenues related to avionics and flight test equipment. Sales in the general industrial market decreased primarily as a result of decreased international sales of our severe-service industrial valves. Within the power generation market, sales decreased primarily due to deferred spending on maintenance and upgrades and lower aftermarket sales supporting domestic nuclear operating reactors.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	September 30, 2015	September 30, 2014
Cash provided by (used):
Operating activities	$(4,691)	$153,173
Investing activities	1,308	(32,677)
Financing activities	(186,305)	(65,071)
Effect of exchange-rate changes on cash	(12,503)	(8,248)
Net increase (decrease) in cash and cash equivalents	(202,191)	47,177

Net cash used for operating activities was $5 million during the first nine months of 2015, compared with $153 million in cash generated from operations in the comparable prior year period.  The change in cash used for operating activities was primarily due to a voluntary pension contribution of $145 million made during the first quarter of 2015, and higher deferred revenue collections in 2014.

Net cash provided by investing activities for the first nine months of 2015 was $1 million, compared with $33 million of cash used in investing activities in the prior year period. The change in cash used by investing activities is primarily due to a lower amount of cash used in 2015 for acquisitions and capital expenditures of $21 million and $31 million, respectively.   This was partially offset by a lower amount of cash proceeds received from divestitures of $17 million.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.3% for the three and nine months ended September 30, 2015, as compared to an average interest rate of 3.3%, in the comparable prior year periods. The Corporation’s average debt outstanding for the three and nine months ended September 30, 2015 was $953 million and $957 million, respectively, as compared to $958 million and $997 million, respectively, in the comparable prior year periods.

During the third quarter of 2015, the Corporation paid down its $8.4 million industrial revenue bond.

Revolving Credit Agreement

As of the end of September 30, 2015, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $40 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at September 30, 2015 was $460 million, which could be borrowed without violating any of our debt covenants.

In addition, borrowings and repayments under the Corporation’s revolving credit facility were substantially equal in the current period, as compared to the prior period, where repayments under the revolver exceeded borrowings by $50 million.

Repurchase of common stock

During the first nine months of 2015, the Company used $185 million of cash to repurchase approximately 2,665,000 outstanding shares under its share repurchase program. During the first nine months of 2014, the Corporation used $45 million of cash to repurchase approximately 675,000 outstanding shares.

Dividends

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The Company made $12 million in dividend payments during the nine month period ended September 30, 2015 and $13 million in dividend payments during the nine month period ended September 30, 2014.

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

As of September 30, 2015, we had the ability to borrow additional debt of $900 million without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2015.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2014 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2015 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2015. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2014 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2015.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	247,000	$70.96	1,600,147	$185,359,526
August 1 - August 31	585,344	66.82	2,185,491	146,246,207
September 1 - September 30	479,547	65.63	2,665,038	114,775,525
For the quarter ended	1,311,891	$67.16	2,665,038	$114,775,525

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2015.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2015 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2014 Annual Report on Form 10-K.

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
Dated: October 29, 2015