Form 10-K
period 2015-12-31
CURTISS WRIGHT CORP
filed 2016-02-25
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $3.4 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2016:

Class	Number of shares

Common stock, par value $1 per share	44,528,398

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2016 Annual Meeting of Stockholders to be held on May 6, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,“ “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements, and Item 11. Executive Compensation.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation is a global company that delivers highly engineered, critical function products and services to the commercial, defense, power generation, and industrial markets. We were formed in 1929 by the merger of companies founded by the Wright brothers and Glenn Curtiss, both aviation pioneers. We are incorporated under the laws of the State of Delaware and headquartered in Charlotte, North Carolina. We are listed on the New York Stock Exchange (NYSE) and trade under the symbol CW.

Our strategy is to be an integrated, global diversified industrial company. We expect that the diversification of the portfolio should mitigate the impact of the volatility of business cycles and allow us to realize growth in new products and markets. We strive for consistent organic sales growth, operating margin expansion, and free cash flow generation, while also maintaining a disciplined and balanced capital deployment strategy.

We are positioned on high-performance platforms that require technical sophistication. Our technologies are intended to improve operating efficiency and reliability while meeting demanding performance requirements. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy to drive increased value to our customers. We compete globally, primarily based on technology and pricing. Our business challenges include price pressure, technological and economic developments, and geopolitical events, such as diplomatic accords.

Business Segments

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach we operate through three segments: Commercial/Industrial, Defense, and Power.

Our principal manufacturing facilities are located in the United States in New York, Ohio, and Pennsylvania, and internationally in Canada and the United Kingdom.

Commercial / Industrial

Sales in the Commercial/Industrial segment are primarily to the general industrial and commercial aerospace markets and, to a lesser extent, the defense and power generation markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: industrial vehicle products such as electronic throttle control devices and transmission shifters; sensors, controls and electro-mechanical actuation components and utility systems used on commercial aircraft; surface technology services such as shot peening, laser peening, coatings and advanced testing; and valves primarily to the industrial and naval defense markets. Additionally, we provide industrial pressure relief management systems to the oil and gas and petrochemical industries. The businesses within our Commercial/Industrial segment are impacted primarily by general economic conditions which may include consumer consumption or commercial construction rates, as the nature of their products and customers primarily support global industrial, commercial aerospace, oil and gas industries, commercial vehicles, and transportation industries. As commercial industrial businesses, production and service processes do not vary widely and rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, to the commercial aerospace market. The businesses in this segment provide a diversified offering of products including: Commercial Off-the-Shelf (COTS) embedded computing board level modules, integrated subsystems, flight test equipment, instrumentation and control systems, turret aiming and stabilization products, and weapons handling systems. The businesses within our Defense segment are impacted primarily by government funding and the direction of U.S. government spending. Our products typically support government entities in aerospace defense, ground defense and naval defense industries. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced production and service processes than our commercial businesses and have stringent specifications and performance requirements. The businesses market and distribute products through regulated government contracting channels.

Power

Sales in the Power segment are primarily to the nuclear power generation market and, to a lesser extent, to the naval defense market. The businesses in this segment provide a diversified offering of products, including a wide range of hardware, pumps, valves, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing technologies for nuclear power plants and nuclear equipment manufacturers. We also have been able to leverage existing technology and engineering expertise to provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants. The power generation businesses within our Power segment are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). The businesses are typically dependent upon the need for new construction, maintenance, and overhaul by nuclear energy providers. The businesses are often subject to changes in regulation impacting demand, consumption, and underlying supply. The production and service processes are primarily material modification, machining, assembly, and testing and inspection that are typical of commercial grade or regulated specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment. Additional products within our Power segment include main coolant pumps, power-dense compact motors, generators, and secondary propulsion systems, primarily to the U.S. Navy. The defense businesses in this segment are impacted primarily by government funding and the level of U.S. government spending.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2015, 2014, and 2013, our foreign operations as a percentage of pre-tax earnings were essentially flat, generating 51%, 51%, and 48%, respectively, of our pre-tax earnings.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 36%, 34%, and 34% of consolidated sales during 2015, 2014, and 2013, respectively.

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

Customers

We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2015, 2014, or 2013.

Approximately 30% of our total sales for 2015, and 28% for 2014, and 2013, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Commercial/Industrial	$177,827	$150,388	$142,630
Defense	300,462	290,413	286,965
Power	176,737	179,399	172,716
Total Government sales	$655,026	$620,200	$602,311

Patents

We own and license a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government receives licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the technology covered by such patents for government purposes. Additionally, unpatented research, development, and engineering skills, some of which have been acquired by the company through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the success of our business or business segments to be materially dependent upon the timing of expiration or protection of any one or group of patents, patent applications, or patent license agreements under which we now operate.

Research and Development

We primarily conduct our own research and development activities. Company-sponsored research and development costs are charged to expense when incurred. Total research and development expenses amounted to $61 million, $68 million, and $64 million in 2015, 2014, and 2013, respectively.

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
David C. Adams	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer of the Corporation since January 2015. Prior to this, he served as President and Chief Executive Officer of the Corporation from August 2013. He also served as President and Chief Operating Officer of the Corporation from October 2012 and as Co-Chief Operating Officer of the Corporation from November 2008. He has been a Director of the Corporation since August 2013.	62	2005
Thomas P. Quinly	Vice President and Chief Operating Officer	Vice President of the Corporation since November 2010 and Chief Operating Officer of the Corporation since October 2013. He also served as President of Curtiss-Wright Controls, Inc. from November 2008.	57	2010
Glenn E. Tynan	Vice President of Finance and Chief Financial Officer	Vice President of Finance and Chief Financial Officer of the Corporation since June 2002.	57	2000
Paul J. Ferdenzi	Vice President, General Counsel. and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President-Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	48	2011
K. Christopher Farkas	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since September 2014. Prior to this, he served as Assistant Corporate Controller of the Corporation from May 2009.	47	2014
Harry S. Jakubowitz	Vice President and Treasurer	Vice President of the Corporation since May 2007 and Treasurer of the Corporation since September 2005.	63	2007
Employees

At the end of 2015, we had approximately 8,400 employees, 7% of which are represented by labor unions and covered by collective bargaining agreements.

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

In 2015, approximately 30% of our sales were derived from or related to defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

If we fail to satisfy our contractual obligations, our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. For example, the terms of the Electro-Mechanical Division's AP1000 China and AP1000 United States contracts with Westinghouse include liquidated damage penalty provisions for failure to meet contractual delivery dates if we caused the delay and the delay was not excusable. On October 10, 2013, we received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  To date, we have not met certain contractual delivery dates under the AP 1000 China and domestic contracts; however there are significant uncertainties as to which parties are responsible for the delays, and we believe we have adequate legal defenses. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial position, results of operations, or cash flows. As of December 31, 2015, the range of possible loss for liquidated damages is $0 to $48 million.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The Corporation is a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2015 was $1,929 million. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

We operate in highly competitive markets.

We compete against companies that often have greater sales volumes and financial, research, human, and marketing resources than we have. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are technology, product quality, performance, price, technical expertise, and timeliness of delivery. If we are unable to compete successfully with existing or new competitors in these areas, our business, financial position, results of operations, or cash flows could be materially and adversely impacted.

A downturn in the aircraft market could adversely affect our business.
The aerospace industry is cyclical in nature and can be adversely affected by periodic downturns by a number of factors, including a recession, increasing fuel and labor costs, intense price competition, outbreak of infectious disease, and terrorist attacks, as well as economic cycles, all of which can be unpredictable and are outside our control.  Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

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

During 2015, approximately 32% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; changes in the local labor-relations climate; economic conditions in local markets; health concerns; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

At December 31, 2015, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $1,283 million, which represented approximately 42% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

Our operations are subject to numerous domestic and international laws, regulations, and restrictions, and noncompliance with these laws, regulations, and restrictions could expose us to fines, penalties, suspension, or debarment, which could have a material adverse effect on our profitability and overall financial condition.

We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the anti-boycott provisions of the U.S. Export Administration Act. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot guarantee that our operations will always comply with these laws and regulations. Failure by us, our sales representatives, or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

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

As of December 31, 2015, we had $954 million of debt outstanding, of which $953 million is long-term debt. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA) and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products that we sell to our aircraft manufacturing customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual original equipment manufacturers (OEM) customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, financial markets in the United States, Europe, and Asia have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. We are unable to predict the likely duration and severity of a disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.
Implementing our acquisition strategy involves risks, and our failure to successfully implement this strategy could have a material adverse effect on our business.
One of our key strategies is to grow our business by selectively pursuing acquisitions.  Since 2002, we have completed over 50 acquisitions, and we are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance.  Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	Encountering difficulties identifying and executing acquisitions;

•	Increased competition for targets, which may increase acquisition costs;

•	Consolidation in our industry reducing the number of acquisition targets;

•	Competition laws and regulations preventing us from making certain acquisitions; and

•	Acquisition financing not being available on acceptable terms or at all.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition.  For example, with any past or future acquisition, there is the possibility that:

•	The business culture of the acquired business may not match well with our culture;

•	Technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;

•	We may acquire or assume unexpected liabilities;

•	Unforeseen difficulties may arise in integrating operations and systems;

•	We may fail to retain and assimilate employees of the acquired business;

•	We may experience problems in retaining customers and integrating customer bases; and

•	Problems may arise in entering new markets in which we may have little or no experience.

Failure to successfully implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

War, natural disasters, or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning and disaster recovery plans, war, natural disasters, such as hurricanes, floods, tornadoes, pandemic diseases, or other events, such as strikes by a significant customer’s or supplier’s workforce, could adversely impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as but not limited to hurricanes, floods, tornados, and pandemic diseases. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our products could adversely affect our operating results and financial position.

A resurgence of terrorist activity and/or political instability around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market, and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts or political instability (wherever located around the world) could cause damage or disruption to our business, our facilities, or our employees, which could significantly impact our business, financial condition, or results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and political instability, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Western Europe, and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts.

Intrusion on our systems could damage our business.

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, and similar disruptions from unauthorized tampering with our computer systems. We continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Charlotte, North Carolina. As of December 31, 2015, we had 183 facilities worldwide, including four corporate and shared-services facilities. Approximately 85% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 15% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	17	2	3	22
Europe	17	—	—	17
Asia	1	—	—	1
Total	35	2	3	40

Leased Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	54	10	25	89
Europe	29	6	—	35
Asia	15	—	—	15
Total	98	16	25	139
The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.

In the ordinary course of business, we and our subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, and cash flows.

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

We have been named in approximately 221 pending lawsuits that allege injury from exposure to asbestos. To date, we have secured dismissals with prejudice and without prejudice in approximately 199 and 319 lawsuits, respectively and are currently in discussions for similar dismissal of several other lawsuits, and have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past and current operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW.

Stock Price Range	2015		2014
	High	Low	High	Low
Common Stock
First Quarter	$74.63	$64.40	$69.90	$57.72
Second Quarter	77.57	70.13	70.33	59.22
Third Quarter	73.90	61.59	73.67	60.60
Fourth Quarter	71.86	60.73	72.99	63.90

As of January 1, 2016, we had approximately 4,038 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2015 and 2014, the Company paid quarterly dividends of thirteen cents ($0.13) a share.

	2015	2014
Common Stock
First Quarter	$0.13	$0.13
Second Quarter	0.13	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.13	0.13

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2015 the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,532,551	(a)	$45.88	2,698,413	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)
Consists of 1,464,427 shares issuable upon exercise of outstanding options and vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, 68,124 shares issuable under the Employee Stock Purchase Plans.

(b)	Consists of 2,176,510 shares available for future option grants under the 2014 Omnibus Incentive Plan, 521,903 shares remaining available for issuance under the Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2015.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	268,700	$65.24	2,933,738	$97,246,851
November 1 – November 30	590,152	69.52	3,523,890	56,217,201
December 1 – December 31	733,499	68.64	4,257,389	5,869,950
For the quarter ended December 31	1,592,351	$68.39	4,257,389	$5,869,950
During the fourth quarter of 2015, we substantially completed our September 2014 share repurchase program of approximately $300 million. On December 9, 2015, the Corporation announced its newly authorized $200 million share repurchase program. The Company initiated the new program in January 2016 and plans to repurchase at least $100 million of shares in 2016. Under the current program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH
On January 29, 2016, S&P Dow Jones Indices added Curtiss-Wright to the S&P MidCap 400 Index. The Company was previously a member of the S&P SmallCap 600 Index. The following graph compares the annual change in the cumulative total return on our Company’s Common Stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P MidCap 400 Index, and our self-constructed proxy peer group. The proxy peer group companies are as follows:

AAR Corp	Moog Inc.
Crane Co.	Orbital ATK, Inc.
Cubic Corp	Rockwell Collins Inc.
EnPro Industries Inc.	Spirit Aerosystems Holdings Inc
Esterline Technologies Corp.	Teledyne Technologies Inc.
Hexcel Corp	TransDigm Group Inc
IDEX Corporation	Triumph Group Inc.
Kaman Corp	Woodward Inc
ITT Corp
The graph assumes an investment of $100 on December 31, 2010 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2010	2011	2012	2013	2014	2015
Curtiss-Wright Corp	100	107.50	100.98	193.22	220.91	215.97
S&P MidCap 400 Index	100	98.27	115.83	154.64	169.74	166.05
Russell 2000	100	95.82	111.49	154.78	162.35	155.18
Peer group	100	102.66	116.71	169.04	186.57	192.69

Item 6. Selected Financial Data.

The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2015	2014	2013	2012	2011

Net sales	$2,205,683	$2,243,126	$2,118,081	$1,823,307	$1,732,216
Net earnings from continuing operations	192,248	169,949	139,404	104,081	117,123
Total assets	3,029,378	3,399,511	3,458,274	3,114,588	2,635,547
Total debt	954,342	954,348	959,938	880,215	586,430
Earnings per share from continuing operations:
Basic	$4.12	$3.54	$2.97	$2.23	$2.53
Diluted	$4.04	$3.46	$2.91	$2.20	$2.49
Cash dividends per share	$0.52	$0.52	$0.39	$0.35	$0.32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a diversified, multinational provider of highly engineered, technologically advanced, products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 36% of our 2016 revenues are expected to be generated from defense-related markets.

Beginning in the first quarter of 2015, the Corporation realigned its reportable segments as a result of previously announced discontinued operations. As result of this realignment the Corporation's reportable segments are: Commercial/Industrial, Defense, and Power. This realignment has no impact on the Corporation’s historical Consolidated Financial Statements. Prior period amounts have been reclassified to conform to current period presentation. Please refer to Note 17 of the Corporation's Consolidated Financial Statements for further information on the segment realignment. For further information on our products and services and the major markets served by our three segments, refer to the Business Description in Part I, Item I of this Annual Report on Form 10-K.

As discussed in Note 2, Discontinued Operations and Assets Held for Sale, of the Corporation's Consolidated Financial Statements, we have completed our divestiture activities. The results of operations of the divested businesses are reported as discontinued operations within our Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with an overview of our company, followed by economic and industry-wide factors impacting our company and the markets we serve, a discussion of the overall results of continuing operations, and finally a more detailed discussion of those results within each of our reportable operating segments.

Impacts of inflation, pricing, and volume

We have not historically been and do not expect to be significantly impacted by inflation. Increases in payroll costs and increases in raw material costs are generally passed back to our customers over time. We are sensitive to price competitiveness in the markets that we serve and therefore changes in price are generally not a significant factor of changes in revenue. Changes in production rates, the timing of programs and order placement, and the general economic environment of our markets are the primary drivers of changes in volume and related revenues.

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions had on the current year results for which there was no comparable prior-year period. Therefore, the results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. The remaining businesses are referred to as the “organic”. The definition of “organic” excludes the effect of foreign currency translation.

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Curtiss-Wright is a global diversified industrial company that delivers products and services to the commercial, defense, power generation, and industrial markets. Many of Curtiss-Wright’s industrial businesses are driven in large part by global economic growth. U.S. and world economies continue to recover from the 2008-2009 financial crisis and global recession, with most measures of economic growth only recently reaching the comparable levels achieved in 2008.

The U.S. economy, as measured by real gross domestic product (GDP), has slowly improved since 2009, aided by decreased levels of unemployment and improvements in the housing market as well as a low interest rate environment.

In 2015, U.S. GDP showed modest growth of 2.4%, according to the most recent estimate, the same rate as 2014 and ahead of the 2.2% increase in 2013.

The U.S. Federal Reserve’s decision in late 2015 to increase interest rates for the first time in seven years, aimed at keeping ahead of inflationary pressures, marks the end to the near-zero borrowing costs that have prevailed since the global financial crisis.

Looking ahead to 2016, economists have mixed views on the broader U.S. economy, with current estimates for U.S. real GDP growth ranging from a slight contraction to a slight expansion.

Meanwhile, the global environment contains pockets of economic instability, particularly in China and Europe, which continue to be faced with lower relative levels of economic activity. Outside of the U.S., world economies continue to experience volatility due to the slower than expected rebound following the European debt crisis, a worsening of geopolitical tensions, the continued low oil price environment and excess crude oil supply, declining commodity prices, and the potential for further increases in U.S. interest rates.

Overall, 2016 GDP growth in world economies is expected to grow by approximately 3.6%, up from 3.1% in 2015, according to the International Monetary Fund, aided by slight improvements in U.S and European economies as well as a rebound in emerging market economies. Looking ahead to the next few years, we remain cautiously optimistic that our commercial and industrial markets will improve when we return to normalized global economic conditions.

Defense

Curtiss-Wright has a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations are attributed to the United States market, and characterized by long-term programs and contracts driven primarily by the Department of Defense (DoD) budgets and funding levels.

The U.S. Defense budget serves as a leading indicator of our growth in the defense market. Over the past decade, we experienced a period of significant growth in defense spending and related supplemental budgets, followed by across-the-board sequester cuts “sequestration” mandated by the 2011 Budget Control Act. However, defense budget spending appears to have stabilized and is expected to demonstrate moderate annual growth of at least 2% through 2019.

The FY2016 Defense budget, which began in October 2015, was $522 billion (base) or $580 billion (including base plus overseas contingency operations (OCO)), showing solid growth of 4% compared to the prior year period.

The proposed FY2017 Defense budget, which begins in October 2016, is expected to be $524 billion (base) or $583 billion (including base plus OCO), a positive for the industry as it would provide the DoD additional stability and flexibility to enter into multi-year contracts, without the impact of sequestration.

We expect to benefit from increased funding levels on C4ISR, electronic warfare, unmanned systems, and communications programs within our aerospace defense market. As a leading supplier of Commercial Off-the-Shelf (COTS) and COTS+ solutions, we continue to demonstrate that electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight and Power (SWaP) considerations. In our naval defense market, we expect continued solid funding for the U.S. shipbuilding program, particularly as it relates to production on the Ford class aircraft carrier and Virginia class submarine programs. In our ground defense market, the modernization of the existing fleet is expected to recover slowly, while international demand should remain solid, particularly for our turret drive stabilization systems (TDSS).

While we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets, which tend to fluctuate year-by-year and program-by-program. As a result, there may be budget reductions and program cancellations that would negatively impact programs in which we participate.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, including the commercial jet, regional jet, and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets, which is highly dependent on new aircraft production. We provide a combination of flight control and utility actuation systems, sensors, and other sophisticated electronics, as well as shot and laser peening services, to our primary customers, Boeing and Airbus. Shot and laser peening are also utilized on highly stressed components of turbine engine fan blades, landing gear, and aircraft structures.

Fiscal 2011 marked the first year in a multi-year production up-cycle for the commercial aerospace market, and industry data supports a steady increase in commercial aircraft deliveries over the next few years. In the current cycle, OEM-oriented companies are expected to perform well, due to planned increases in production by Boeing and Airbus on both legacy and new aircraft, along with strong backlogs.

Steady growth in airline travel continues to drive the commercial aerospace market. According to the International Air Transport Association (IATA), air travel continues to be strong and is likely to reach almost 3.8 billion passenger miles or nearly 7.0% growth in 2016, which is above the 5.5% growth trend of the past two decades. The steady decline in oil prices during the past two years is expected to be a key contributor to the increased passenger growth in 2016, as the fall in the price of fuel is expected to lead to cheaper airfares for consumers. Industry experts also expect a modest long-term growth outlook for both regional and business jets. While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates, the timing of our order placement, and continued partnering with aerospace original equipment manufacturers.

Power Generation

Curtiss-Wright derives revenue from the commercial nuclear power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. Curtiss-Wright provides equipment and services to both the aftermarket and new build markets and has content on almost every reactor operating in the U.S. today.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all the electric power produced in the United States, with 99 reactors operating across 61 nuclear power plants in 30 states. Our growth in aftermarket products and services is partially driven by the U.S. plant recertification process, as nearly all of the operating U.S. nuclear power plants have applied for or will be applying for 20-year plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2015, 82 reactors have received plant life extensions, applications from 13 additional reactors have been submitted and are pending approval, and letters of intent to apply have been submitted from 5 more reactors with expected application submittal dates from 2016 through 2021.

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

In addition to plant re-certifications, there are several factors that are expected to drive long-term global commercial nuclear power demand. The Energy Information Administration (EIA) forecasts that worldwide total energy consumption is expected to increase at an average annual rate of 0.3% through 2040. Continued growth in global demand for electricity, especially in developing countries with limited supply such as China and India, will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

Curtiss-Wright also plays an important role in the new build market as a key supplier of RCPs for the Westinghouse AP1000 reactor design. Domestically, four new build reactors are under construction utilizing the AP1000 design, for which we are the sole supplier of reactor coolant pumps. Applications for an additional 23 new reactors at 16 power plants have been submitted to the NRC, with the AP1000 design having been selected for 10 of the potential new reactors. Internationally, nuclear plant construction is active. Currently, there are approximately 70 new plants under construction across 14 countries, with approximately 160 planned and 330 proposed over the next several decades. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants, including two AP1000 plants currently under construction that are expected to be the first Generation III design in operation, with several more new build plants on the horizon. Curtiss-Wright continues to expect to play a role in China’s growing nuclear power program and in the fourth quarter of 2015 was awarded a $468 million contract for sixteen RCPs and the sale of certain non-recurring rights (the new China order).

As a result, we are positioned for strong expected new order activity for our vast array of nuclear technologies due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction.

General Industrial

Revenue derived from our diversified offering to the general industrial market consists of industrial sensors and control systems, critical-function valves and valve systems, as well as surface treatment services. We supply our products and services to OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, agriculture, construction, automotive, chemical, and oil and gas industries. Our performance in these markets is typically sensitive to the performance of the U.S. and global economies, with changes in global GDP rates and industrial production driving our sales, particularly for our surface treatment services.

One of the product drivers within our general industrial markets is our sensors and controls systems products, most notably for electronic throttle controls, shift controls, joysticks, power management systems, traction control systems, serving on-and-off highway, medical mobility and specialty vehicles markets. Increased demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete human machine interface components towards a more integrated vehicle interface architecture. Meanwhile, our surface treatment services, including shot and laser peening, engineered coatings, and analytical testing services, are primarily driven by demand from commercial aerospace and general industrial customers.

Looking ahead, based on expectations for steadily improving global economic conditions, these businesses are likely to experience continued modest growth based on higher sales volumes and new international emissions regulations affecting several industries in which we participate.

We also service the oil and gas, chemical, and petrochemical industries through numerous industrial valve products, where nearly all of our valve sales are to the downstream markets. We maintain a global maintenance, repair and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at full capacity in recent years. We also produce severe service, operation-critical valves for the power and process industries. Over the past few years, the industry has experienced improved performance driven by new exploration and expansion of sub-segments, including offshore drilling and shale gas, which boosted end-user demand. As a result of these market initiatives and reduced global economic growth, the industry has experienced an excess of global supply of oil, driving a steady decline in crude oil prices throughout 2015, as well as reducing capital expenditures. This challenging oil price environment is expected to continue for the foreseeable future. We also have seen an industrial renaissance in the U.S. chemical industry due to plentiful, affordable natural gas, which has led to further adoption of severe service valve technology. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operationally critical valves in the process industry.

RESULTS OF OPERATIONS

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Sales:
Commercial/Industrial	$1,184,791	$1,228,097	$1,076,097	(4)%	14%
Defense	477,413	489,857	480,228	(3)%	2%
Power	543,479	525,172	561,756	3%	(7)%
Total sales	$2,205,683	$2,243,126	$2,118,081	(2)%	6%

Operating income:
Commercial/Industrial	$171,525	$178,684	$131,305	(4)%	36%
Defense	98,895	82,552	74,360	20%	11%
Power	74,987	51,449	73,402	46%	(30)%
Corporate and eliminations	(34,790)	(30,312)	(41,944)	(15)%	28%
Total operating income	$310,617	$282,373	$237,123	10%	19%

Interest expense	(36,038)	(35,794)	(37,053)	1%	(3)%
Other income, net	615	365	980	68%	NM

Earnings before income taxes	275,194	246,944	201,050	11%	23%
Provision for income taxes	(82,946)	(76,995)	(61,646)	8%	25%
Earnings from continuing operations	$192,248	$169,949	$139,404	13%	22%

New orders	$2,585,038	$2,385,066	$2,142,163
Backlog	$1,928,727	$1,671,482	$1,595,824
NM- not meaningful

Components of sales and operating income growth (decrease):

	2015 vs. 2014		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	—%	6%	2%	14%
Acquisitions/divestitures	—%	—%	4%	3%
Foreign currency	(2)%	4%	—%	2%
Total	(2)%	10%	6%	19%

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales for the year decreased $37 million, or 2%, to $2,206 million, compared with the prior year period. The main driver of the decrease in sales was lower sales in the Commercial/Industrial segment of $43 million. The increase in sales in the Power segment was driven by the new China order but was partially offset by lower sales in the Defense segment. Changes in sales by segment are discussed in further detail below in the results from segment operations.

Operating income for the year increased $28 million, or 10%, to $311 million, and operating margin increased 150 basis points compared with 2014. The increase in operating income and margin is primarily attributable to a $20 million non-recurring fee as a result of the sale of certain rights, discussed in further detail below, in the Power segment results from segment operations. Additionally, higher operating income in our Defense segment was primarily due to an $11 million favorable impact of foreign currency.

Non-segment operating expense increased $4 million, to $35 million, primarily due to higher pension expense as a result of a one-time pension settlement charge related to the retirement of the company's former Chairman.

Interest expense of $36 million was essentially flat as compared to the prior year period.

The effective tax rates from continuing operations for 2015 and 2014 were 30.1% and 31.2%, respectively. The decrease in the effective tax rate in 2015, as compared to 2014, is primarily due to an increase in the foreign rate differential and the reenactment and enhancement of certain tax credits and deductions.

New orders increased $200 million to $2,585 million at December 31, 2015, primarily due to a new order received in the Power segment for $468 million, partially offset by lower new orders in the Commercial/Industrial segment and Defense segment, as discussed in further detail below in the results from segment operations.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2015, were a $10 million loss compared with a $74 million loss for the prior year period. The changes were primarily due to discount rate and mortality assumption gains in 2015 versus losses for the same assumptions in the prior period. Additionally, higher loss amortization and the settlement charge in the current period resulted in a reduction to accumulated comprehensive income. These changes were partially offset by asset losses in the current period due to market under performance.

Foreign currency translation adjustments during the year ended December 31, 2015, were an $88 million loss, compared with foreign currency translation losses in the comparable prior period of $79 million. The fluctuations were largely attributable to changes in the Canadian Dollar exchange rates.

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales for the year ended December 31, 2014 increased $125 million or 6% to $2,243 million, compared with the prior year period. The main driver of the increase in sales was higher sales in the Commercial/Industrial segment of $152 million, partially offset by lower sales in the Power segment of $36 million, discussed in further detail below in the results from segment operations.

Operating income during the year ended December 31, 2014, increased $45 million, or 19%, to $282 million. Acquisitions contributed incremental operating income of $8 million.

On a segment basis, the increase in operating income in our Commercial/Industrial segment of $47 million, or 36%, to $179 million, was primarily due to the benefits of prior year acquisitions and higher sales. In our Defense segment, operating income increased $8 million, or 11%, to $83 million, primarily due to the impact of acquisitions and the favorable effects of foreign currency. In the Power segment, operating income decreased $22 million, or 30%, to $51 million, primarily due to higher costs of sales on the AP1000 China program related to design modification and testing costs and lower levels of production on the AP1000 Domestic program.

Non-segment operating expense decreased $12 million to $30 million, due to lower pension expense primarily as a result of the prior year's pension amendment.

Interest expense decreased $1 million, to $36 million, primarily due to lower borrowings under the credit facility in 2014 as compared with the prior year period.

The effective tax rate from continuing operations for 2014 and 2013 were 31.2% and 30.7%, respectively. The increase in the effective tax rate in 2014, as compared to 2013, is primarily due to lower research and development tax credits.

New orders increased $243 million to $2,385 million at December 31, 2014, due to the incremental impact of acquisitions of $86 million, a $91 million TDSS order, and increased orders of pumps and generators in the naval defense market.

Comprehensive income (loss)

Pension and postretirement adjustments for the year ended December 31, 2014 were a $74 million loss included in other comprehensive income primarily due to the change in the funded status of our pensions plans in connection with the 2014 annual pension remeasurement. The primary driver of the decrease in the funded status of our pension plans was a change in the CW Plan discount rate from 4.75% to 4.0% and an update in the assumption of mortality rates. The $87 million pension and postretirement gain in other comprehensive income for the year ended December 31, 2013 was mainly due to the actuarial gain resulting from the annual year-end remeasurement. The actuarial gain was driven by an increase in the CW Plan discount rate from 4.0% to 4.75% and favorable asset return performance.

Foreign currency translation adjustments during the year ended December 31, 2014 amounted to a $79 million loss as compared to a $7 million loss for the year ended December 31, 2013. The change is primarily due to strengthening of the U.S. dollar versus the British Pound, the Euro, and the Swiss Franc during the year ended December 31, 2014 as compared to relatively flat exchange rates in all three currencies versus the U.S. dollar during the year ended December 31, 2013.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

Sales in the Commercial/Industrial segment are primarily generated from the general industrial and commercial aerospace markets and, to a lesser extent, the defense and power generation markets.

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Year Ended December 31,
(In thousands, except percentages)	2015	2014	2013	2015 vs 2014	2014 vs 2013

Sales	$1,184,791	$1,228,097	$1,076,097	(4)%	14%
Operating income	171,525	178,684	131,305	(4)%	36%
Operating margin	14.5%	14.5%	12.2%	—	230 bps
New orders	$1,138,581	$1,215,029	$1,148,830	(6)%	6%
Backlog	$456,481	$513,067	$544,371	(11)%	(6)%
NM - not meaningful

Components of sales and operating income growth (decrease):

	2015 vs 2014		2014 vs 2013
	Sales	Operating Income	Sales	Operating Income
Organic	(1)%	(5)%	7%	32%
Acquisitions/divestitures	—%	1%	6%	4%
Foreign currency	(3)%	—%	1%	—%
Total	(4)%	(4)%	14%	36%

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales decreased $43 million, or 4%, to $1,185 million, from the comparable prior year period. In the general industrial market, lower valve sales serving the energy markets of $36 million were driven by the decline in the price of crude oil. Additionally, lower sales of our surface technologies services impacted the general industrial market $8 million, power generation market $7 million, and the commercial aerospace market $5 million. This was partially offset by higher valve sales in the naval defense market due to the timing of production of $15 million.

Operating income decreased $7 million, or 4%, to $172 million, and operating margin was flat at 14.5%. The decrease in operating income is primarily due to the unfavorable impact of lower sales volume discussed above. Lower selling expenses as result of the lower sales contributed to flat operating margin.

New orders decreased $76 million to $1,139 million from the prior year period, primarily due to lower new orders of our surface technology services of $29 million and lower valve new orders of $43 million.

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales increased $152 million, or 14%, to $1,228 million, as compared to the prior year period, due to the incremental impact of acquisitions and increased demand in the commercial markets. Acquisitions contributed $63 million of incremental sales, primarily due to our Arens acquisition, which contributed $43 million of incremental sales in the general industrial market. The increase in organic sales of $83 million is primarily due to increases of $14 million due to the ramp up in production rates on the Boeing 787 program, $35 million due to higher sales of severe-service and butterfly valve products to the general industrial market, and $12 million due to increased demand for our surface technology services. In addition, higher valve sales in the naval defense market were due to the timing of production of $7 million.

Operating income increased $47 million, or 36%, to $179 million, and operating margin increased 230 basis points to 14.5%.  The increase in operating income is due to increased profitability from our 2013 acquisitions (Phonix, Williams, and Arens) of $19 million, $14 million due to higher sales and profitability in our valve businesses, and $7 million higher operating income in our surface technologies businesses due to the incremental impact of our CCRS acquisition and higher sales of surface technologies services.
New orders increased $66 million to $1,215 million, from the prior year period, primarily due to incremental new orders from acquisitions of $62 million.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Sales	$477,413	$489,857	$480,228	(3)%		2%
Operating income	98,895	82,552	74,360	20%		11%
Operating margin	20.7%	16.9%	15.5%	380	bps	140	bps
New orders	$502,948	$621,012	$545,116	(19)%		14%
Backlog	$533,004	$538,125	$459,360	(1)%		17%
NM - not meaningful

Components of sales and operating income growth (decrease):

	2015 vs. 2014		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	—%	6%	(1)%	2%
Acquisitions/divestitures	—%	—%	3%	4%
Foreign currency	(3)%	14%	—%	5%
Total	(3)%	20%	2%	11%

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales decreased $12 million, or 3%, to $477 million, from the comparable prior year period. The impacts of foreign currency decreased sales by $14 million. Within the defense market, ground defense sales increased $10 million primarily due to higher sales of TDSS products on international ground defense platforms as a result of several new orders. This performance was partially offset by lower sales of avionics and electronics equipment in the aerospace defense market across various programs totaling $12 million.

Operating income increased $16 million, or 20%, to $99 million, compared with the same period in 2014, while operating margin increased 380 basis points to 20.7%. The increase in operating income is primarily due to favorable foreign currency impacts of $11 million and a favorable estimate to completion adjustment related to the receipt of a production component of a TDSS contract.

New orders decreased $118 million, as compared to the prior year, primarily due to the receipt of a $91 million new order in 2014 for our TDSS product and a lower level of orders in our avionics business.

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales increased $10 million, or 2%, to $490 million, from the comparable prior year period. Our Parvus acquisition contributed $17 million of incremental sales, primarily to the ground defense and aerospace defense markets while the impacts of foreign currency were minimal. In the ground defense market, sales decreased primarily due to lower sales of our ammunition handling systems products of $4 million.

Operating income increased $8 million, or 11%, to $83 million, compared with the same period in 2013, while operating margin increased 140 basis points to 16.9%. The increase in operating income was primarily driven by the impact of our Parvus acquisition of $3 million and the favorable impact of foreign currency of $4 million.

New orders increased $76 million to $621 million from the prior year period, primarily due to a new $91 million order for our TDSS product.

Power
Sales in the Power segment are primarily to the power generation and naval defense markets.

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Sales	$543,479	$525,172	$561,756	3%		(7)%
Operating income	74,987	51,449	73,402	46%		(30)%
Operating margin	13.8%	9.8%	13.1%	400	bps	(330) bps
New orders	$943,509	$549,025	$448,217	72%		22%
Backlog	$939,242	$620,290	$592,093	51%		5%

Components of sales and operating income growth (decrease):

	2015 vs. 2014		2014 vs. 2013
	Sales	Operating Income	Sales	Operating Income
Organic	3%	46%	(8)%	(30)%
Acquisitions	—%	—%	1%	—%
Foreign currency	—%	—%	—%	—%
Total	3%	46%	(7)%	(30)%

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales increased $18 million, or 3%, to $543 million, from the comparable prior year period. The increase in sales is primarily due to $33 million of higher sales to the power generation market as a result of the new China order. The contract included a non-recurring fee of $20 million related to the right to procure AP1000 technology outside of China and the right to incorporate our technology into future generation reactor designs.  The Company had no further performance obligations with regards to the sale of these rights.  Additionally, we recognized production revenues of $13 million on the new China order. This was partially offset by lower nuclear aftermarket sales to domestic nuclear operating reactors of $21 million as a result of ongoing deferred spending on maintenance and upgrades.

Operating income increased $24 million, or 46%, to $75 million and operating margin increased 400 basis points to 13.8%.  The increase in operating income and operating margin was primarily due to a non-recurring fee as a result of the sale of certain rights described above.   In addition, we recorded an unfavorable contract adjustment of $11.5 million on our long-term AP1000 China contract with Westinghouse, due to production modifications as a result of engineering and endurance testing.  The unfavorable contract adjustment was largely offset by a termination order received on a portion of our domestic AP1000 contract.   Additionally, despite lower sales, operating income in our nuclear aftermarket businesses improved as result of favorable sales mix and lower costs of sales due to various lean initiatives.

New orders increased $394 million to $944 million, compared with the same period in 2014, primarily due to the new AP1000 order of $468 million discussed above. This was partially offset by the timing of funding on naval defense orders of $65 million.

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales decreased $37 million, or 7%, to $525 million, as compared to the prior year period, primarily due to lower levels of production on the AP1000 domestic programs of $30 million.

Operating income decreased $22 million, or 30%, to $51 million primarily due to higher costs of sales on the AP1000 China program of $12 million primarily related to design modification and testing costs. Additionally, lower levels of production on the AP1000 Domestic program contributed approximately $11 million to the decrease in operating income.

New orders increased $101 million to $549 million, due to the timing of orders on naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Defense markets:
Aerospace	$304,521	$290,604	$262,914	5%	11%
Ground	85,722	74,066	80,064	16%	(7)%
Naval	388,304	381,335	370,748	2%	3%
Other	8,723	8,610	16,370	1%	(47)%
Total Defense	$787,270	$754,615	$730,096	4%	3%

Commercial markets:
Aerospace	$398,538	$422,888	$398,870	(6)%	6%
Power Generation	436,396	429,779	461,574	2%	(7)%
General Industrial	583,479	635,844	527,541	(8)%	21%
Total Commercial	$1,418,413	$1,488,511	$1,387,985	(5)%	7%

Total Curtiss-Wright	$2,205,683	$2,243,126	$2,118,081	(2)%	6%

Year ended December 31, 2015 compared to year ended December 31, 2014

Defense sales increased $33 million, or 4%, to $787 million, as compared to the prior year period, primarily due to higher sales in the aerospace and ground defense markets. Ground defense sales increased primarily due to higher sales of our TDSS product of $12 million, while sales in the aerospace defense market increased due to higher sales of our embedded computing products on fighter jets.

Commercial sales decreased $70 million, or 5%, to $1,418 million, as compared to the prior year period, primarily due to lower sales in the general industrial and commercial aerospace markets. Lower sales in the general international market were driven by lower sales of our industrial valves of $33 million, lower surface technology services of $8 million, and various other industrial product sales of $9 million. Lower sales in the commercial aerospace market were driven by lower sales of avionics flight equipment products of $14 million.

Year ended December 31, 2014 compared to year ended December 31, 2013

Defense sales increased $25 million, or 3%, to $755 million, as compared to the prior year period, primarily due to increases in the aerospace and naval defense markets. Higher sales in the aerospace market was primarily due to the incremental contribution of Parvus of $6 million and higher sales of embedded computing products of $11 million. The increase in sales in the naval defense market is primarily due to higher production levels on submarine programs while the decrease in sales in the ground defense market is primarily due to lower sales of our ammunition handling systems products.

Commercial sales increased $101 million, or 7%, to $1,489 million, as compared to the prior year period, primarily due to the incremental impact of acquisitions of $63 million, mostly in the general industrial market. The increase in sales in the commercial aerospace market was primarily driven by increased product sales on the Boeing 787 platform. In the power generation market, sales decreased primarily due to lower levels of production on the AP1000 Domestic programs of $30 million.

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

Consolidated Statement of Cash Flows

	December 31,
(In thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$162,479	$331,766	$237,827
Investing activities	(15,576)	53,448	(313,692)
Financing activities	(289,218)	(92,438)	140,138
Effect of exchange rates	(19,104)	(17,954)	(1,002)
Net increase (decrease) in cash and cash equivalents	$(161,419)	$274,822	$63,271

Year ended December 31, 2015 compared to year ended December 31, 2014

Operating Activities

Cash provided by operating activities decreased $169 million to $162 million during the year ended December 31, 2015, as compared to the prior year period. The change in cash used for operating activities was primarily due to a voluntary pension contribution of $145 million made during the first quarter of 2015 and higher advanced payments in 2014. As a result of the voluntary pension contribution we do not anticipate making contributions to the CW plan for the next five years.

Investing Activities

Capital Expenditures

Our capital expenditures were $36 million in 2015 as compared to $67 million in 2014. Capital expenditures were lower in 2015, as compared to 2014, due to prior year capital investments in a new building in our naval defense business and lower levels of capital spend across the organization. For 2016, we anticipate capital expenditures of approximately $50 to $60 million.

Divestitures

During 2014, we committed to a plan to dispose of certain businesses in order to enhance our operating efficiencies and focus on our core strengths. In 2015, we disposed of four businesses aggregating to cash proceeds of $31 million, while in 2014, we disposed of four businesses aggregating to cash proceeds of $153 million.

Acquisitions

During 2015, we acquired one business and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, and funds available under our credit agreement, were utilized to fund the acquisition, which totaled $13 million. In 2014, we acquired three businesses with a total purchase price of $34 million.

Additional acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

There were no debt issuances or significant principal payments on outstanding notes in 2015 or 2014.

Revolving Credit Agreement

As of December 31, 2015, the Corporation had no borrowings outstanding under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $37 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at December 31, 2015 was $463 million, which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

On September 25, 2014, the Company received authorization from its Board of Directors to enter into a share repurchase program beginning in 2015 to purchase up to approximately $300 million of its common stock. The 2014 share repurchase program was substantially complete as of December 31, 2015. On December 9, 2015, the Corporation announced its newly authorized $200 million share repurchase program. The Company initiated the new program in January 2016 and plans to repurchase at least $100 million of shares in 2016.

During 2015, the Company repurchased approximately 4,257,000 shares of its common stock for $294 million. In 2014, the Company repurchased approximately 976,000 shares of its common stock for $65 million.

Dividends

During 2015 and 2014, the company made dividend payments of approximately $24 million and $25 million, respectively.

Year ended December 31, 2014 compared to year ended December 31, 2013

Operating Activities

Cash provided by operating activities increased $94 million to $332 million, during the year ended December 31, 2014, as compared to the prior year period, primarily due to higher cash earnings, improved advanced collections, and lower cash taxes.

Investing Activities

Capital Expenditures

Our capital expenditures were $67 million in 2014 as compared to $72 million in 2013. Capital expenditures were lower in 2014, as compared to 2013, primarily due to expansions in certain business within our Commercial segment in 2013.

Divestitures

In 2014, we disposed of four businesses aggregating to cash proceeds of $153 million. No divestitures took place during 2013.

Acquisitions

During 2014, we acquired three businesses and expect to continue to seek acquisitions that are consistent with our long-term growth strategy. A combination of cash resources, including cash on hand, funds available under our credit agreement, and proceeds from our Senior Notes, were utilized to fund the acquisitions, which totaled $34 million. In 2013, we acquired five businesses with a total purchase price of $236 million.

Financing Activities

Debt Issuances

There were no debt issuances or significant principal payments on outstanding notes in 2014. In 2013, the Corporation issued $500 million of Senior Notes and repaid the $125 million 2003 senior notes that had matured.

Revolving Credit Agreement

In December 2014, the Corporation amended our existing credit facility by entering into a Second Amendment to the Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The amendment extends the maturity date of the agreement to November, 2019. There were no other material modifications made to the Credit Agreement

As of December 31, 2014, the Corporation had no borrowings outstanding under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $54 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at December 31, 2014 was $446 million which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

During the year-end December 31, 2014, the Company repurchased approximately 976,000 shares of our common stock for $65 million. The Company did not repurchase any shares of its common stock during 2013.

Dividends

In the first quarter of 2014, the Corporation increased its quarterly dividend to thirteen cents ($0.13) a share, a 30% increase over the prior year dividend. In the second quarter of 2013, the Corporation increased its quarterly dividend to ten cents ($0.10) a share, an 11.1% increase over the prior year dividend. Cash used to make dividend payments during the year ended December 31, 2014 and 2013 were $25 million and $18 million, respectively.

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

Capital Resources

Cash in Foreign Jurisdictions

Cash and cash equivalents at December 31, 2015 were $289 million, of which $247 million were held by foreign subsidiaries. Our Canadian and British subsidiaries held a substantial portion of the Company’s cash and cash equivalents, approximately $86 million and $85 million, respectively, at December 31, 2015. Cash and cash equivalents at December 31, 2014 were $450 million, of which $195 million were held by foreign subsidiaries. Our Canadian subsidiaries held approximately $79 million at December 31, 2014. The decrease in cash held by U.S subsidiaries during 2015, as compared to 2014, was primarily due to the Company’s discretionary pension payment of $145 million and cash used for share repurchases. There are no legal or economic restrictions, absent certain regulatory approvals in China, where approximately $11 million of our foreign cash resides, on the ability of any of our subsidiaries to transfer funds. The Company regularly assesses its cash needs and the available sources to fund these needs. Our current assessment does not indicate the need to repatriate foreign cash and cash equivalents to fund U.S. operations; however, this is subject to change based on changes in global economic conditions, changes in global tax rates, and changes in the global geopolitical environment.

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

Debt Compliance

As of December 31, 2015, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2015 we had the ability to incur total additional indebtedness of $796 million without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $50 to $60 million and expected dividend payments of approximately $24 million in 2016. There can be no assurance, however, that we will continue to generate cash from operations at the current level. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In 2015, we made a discretionary pension contribution of $145 million to the Curtiss-Wright Pension Plan, and as a result do not anticipate making further contributions in the next five years. For more information on our pension and other postretirement benefits plans see Note 16 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2015:

(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Debt Principal Repayments	$954,342	$1,259	$150,000	$—	$—	$—	$803,083
Interest Payment on Fixed Rate Debt	322,618	39,908	39,206	31,643	31,643	31,643	148,575
Operating Leases	133,513	26,676	21,657	18,319	14,320	10,736	41,805
Build-to-suit Lease	19,771	1,351	1,370	1,277	1,309	1,342	13,122
Total	$1,430,244	$69,194	$212,233	$51,239	$47,272	$43,721	$1,006,585

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2015, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2016	2017	2018	2019	2020	Thereafter (1)
Letters of Credit	$37,319	$24,855	$6,153	$4,471	$707	$728	$405
(1) Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $14.7 million.

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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on certain product sales, which represents approximately 54% of our 2015 total net sales, as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts, which represents approximately 19% of our 2015 total net sales, as services are rendered. The majority of our service revenues are generated within our Commercial/Industrial segment. The significant estimates we make in recognizing revenue relate primarily to long-term contracts generally accounted for using the cost-to-cost method of percentage-of-completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications.

Percentage-of-completion accounting

Revenue recognized using the cost-to-cost method of percentage-of-completion accounting represented approximately 25% of our total net sales in 2015. The typical length of our contracts that utilize the cost-to-cost method of percentage-of-completion accounting is 2-5 years. This method recognizes revenue and profit as the contracts progress towards completion. Under the cost-to-cost method of percentage-of-completion accounting, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion.

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

In 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver RCPs for the AP1000 nuclear power plants in China. The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. In 2014 and 2013, the aggregate net changes in estimates of contract costs were not material to the Consolidated Statement of Earnings for such annual period.

Multiple-element arrangements

From time to time, we may enter into multiple-element arrangements in which a customer may purchase a combination of goods, services, or rights to intellectual property. We follow the multiple element accounting guidance within ASC 605-25 for such arrangements which require: (1) determining the separate units of accounting; (2) determining whether the separate units of accounting have stand-alone value; and (3) measuring and allocating the arrangement consideration. We allocate the arrangement consideration in accordance with the selling price hierarchy which requires: (1) the use of vendor-specific objective evidence (VSOE), if available; (2) if VSOE is not available, the use of third-party evidence (TPE); and, if TPE is not available, (3) our best-estimate of selling price (BESP). Approximately 1% of the Company's 2015 net sales were the result of the sale of certain intellectual property licensing rights within a multiple-element arrangement with China for AP1000 reactor coolant pumps (the new China order). The Company had no further performance obligations with regards to the sale of these perpetual rights. The remainder of the contract, related to the production of sixteen RCPs, will be recognized using percentage-of-completion accounting through 2021.

Inventory

Inventory costs include materials, direct labor, purchasing, and manufacturing overhead costs, which are stated at the lower of cost or market, where market is limited to the net realizable value. We estimate the net realizable value of our inventories and establish reserves to reduce the carrying amount of these inventories to net realizable value, as necessary. We continually evaluate the adequacy of the inventory reserves by reviewing historical scrap rates, on-hand quantities as compared with historical and projected usage levels, and other anticipated contractual requirements. We generally hold reserved inventory for extended periods before scrapping and disposing of the reserved inventory, which contributes to a higher level of reserved inventory relative to the level of annual inventory write-offs.

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

Pension and Other Postretirement Benefits

In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension and other postretirement benefits. The most significant of these assumptions include the discount rates used to determine plan obligations, the expected return on plan assets, and the number of employees who will receive benefits, their tenure, their salary levels, and their projected mortality. Changes in these assumptions, if significant in future years, may have an effect on our pension and postretirement expense, associated pension and postretirement assets and liabilities, and our annual cash requirements to fund these plans.

The discount rate used to determine the plan benefit obligations as of December 31, 2015, and the annual periodic costs for 2016, was increased from 4.00% to 4.25% for the Curtiss-Wright Pension Plan, and from 3.75% to 4.25% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates utilizing a select bond yield curve developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. These changes contributed to a decrease in the benefit obligation of $21 million in the CW plans. The rate of compensation increase for base pay in the pension plans was unchanged at a weighted average of 3.4% based upon a graded scale of 5.0% to 3.0% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also utilized the RP-2014 mortality tables published by the Society of Actuaries, and updated the projected mortality scale to MP-2015, which reflects a slower rate of future mortality improvements than the previous MP-2014 table utilized. This change contributed to a decrease in the benefit obligation of $8 million.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets and other factors, the Company’s expected long-term rate of return on plan assets was lowered to 8.25% at December 31, 2015, which will be utilized for determining 2016 pension cost. An expected long-term rate of return of 8.50% was used for determining 2015, 2014 and 2013 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $115 million in 2015, primarily due to the $145 million voluntary contribution in January 2015, the increase in the discount rate and the change in the mortality projection scale used to value plan obligations at December 31, 2015. These increases to funded status were offset by a loss in asset performance

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2014 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$20,000	$2,200
Rate of compensation increase	0.25%	$3,000	$700
Expected return on assets	(0.25)%	—	$1,500

See Note 15 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. The fair value of assets acquired (net of cash) and liabilities assumed of our 2015 acquisition was not material.

Goodwill

We have $1 billion in goodwill as of December 31, 2015. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

We test for goodwill impairment annually, at the reporting unit level, in the fourth quarter, which coincides with the preparation of our five-year strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company performs either a quantitative or qualitative assessment to assess if the fair value of its reporting units exceeds its carrying value. The qualitative goodwill impairment assessment requires evaluating factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of our goodwill qualitative assessment process for each reporting unit, when utilized, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that are considered include the results of the most recent impairment test, current and long-range forecasts, and changes in the strategic outlook or organizational structure of the reporting units. The long-range financial forecasts of the reporting units are compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. If an impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of the goodwill on the reporting unit. Based upon the completion of our annual test, which included qualitative and quantitative assessments, we determined that there was no impairment of value and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions that we believe are reasonable but inherently uncertain. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2015, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1-L to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure, without consideration of our interest rate swap agreements was 100% and 99%, at December 31, 2015 and December 31, 2014, respectively. In order to manage our interest rate exposure, from time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. With the interest rate swap agreements that were in place as of December 31, 2015, and December 31, 2014, our fixed rate interest exposure was 58% and 57%, respectively. As of December 31, 2015, a change in interest rates of 1% would have an impact on consolidated interest expense of approximately $4 million. Information regarding our 2013, 2011 and 2005 Notes, Revolving Credit Agreement, and Interest Rate Swaps is contained in Note 12 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British pound, the Euro, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $7 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2015	2014	2013

Net sales
Product sales	$1,796,802	$1,815,028	$1,719,591
Service sales	408,881	428,098	398,490
Total net sales	2,205,683	2,243,126	2,118,081

Cost of sales
Cost of product sales	1,156,596	1,190,714	1,123,291
Cost of service sales	265,832	275,896	258,951
Total cost of sales	1,422,428	1,466,610	1,382,242
Gross profit	783,255	776,516	735,839

Research and development expenses	(60,837)	(67,842)	(63,580)
Selling expenses	(121,482)	(128,005)	(128,473)
General and administrative expenses	(290,319)	(298,296)	(306,663)
Operating income	310,617	282,373	237,123
Interest expense	(36,038)	(35,794)	(37,053)
Other income, net	615	365	980
Earnings before income taxes	275,194	246,944	201,050
Provision for income taxes	(82,946)	(76,995)	(61,646)
Earnings from continuing operations	192,248	169,949	139,404
Loss from discontinued operations, net of taxes	(46,787)	(56,611)	(1,423)
Net earnings	$145,461	$113,338	$137,981

Basic earnings per share:
Earnings from continuing operations	$4.12	$3.54	$2.97
Loss from discontinued operations	(1.00)	(1.18)	(0.03)
Total	$3.12	$2.36	$2.94
Diluted earnings per share:
Earnings from continuing operations	$4.04	$3.46	$2.91
Loss from discontinued operations	(0.99)	(1.15)	(0.03)
Total	$3.05	$2.31	$2.88
Dividends per share	$0.52	$0.52	$0.39
Weighted average shares outstanding:
Basic	46,624	48,019	46,991
Diluted	47,616	49,075	47,912
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(In thousands)	2015	2014	2013

Net earnings	$145,461	$113,338	$137,981
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	(87,527)	(79,386)	(6,619)
Pension and postretirement adjustments, net of tax (2)	(9,990)	(74,284)	87,386
Other comprehensive income (loss), net of tax	(97,517)	(153,670)	80,767
Comprehensive income (loss)	$47,944	$(40,332)	$218,748

(1)
The tax benefit (expense) included in other comprehensive income (loss) for foreign currency translation adjustments for 2015, 2014, and 2013 were $2.7 million, $2.1 million, and ($0.9) million, respectively.

(2)
The tax benefit (expense) included in other comprehensive income (loss) for pension and postretirement adjustments for 2015, 2014, and 2013 were $9.5 million, $41.3 million, and ($49.4) million, respectively.

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	At December 31,
(In thousands, except share data)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$288,697	$450,116
Receivables, net	566,289	495,480
Inventories	379,591	388,670
Deferred tax assets, net	41,737	44,311
Assets held for sale	—	147,347
Other current assets	40,306	45,151
Total current assets	1,316,620	1,571,075
Property, plant, and equipment, net	413,644	458,919
Goodwill	972,606	998,506
Other intangible assets, net	310,763	349,227
Other assets	15,745	21,784
Total assets	$3,029,378	$3,399,511
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$1,259	$1,069
Accounts payable	163,286	152,266
Accrued expenses	131,863	145,938
Income taxes payable	7,956	22,472
Deferred revenue	181,671	176,693
Liabilities held for sale	—	35,392
Other current liabilities	39,152	38,163
Total current liabilities	525,187	571,993
Long-term debt	953,083	953,279
Deferred tax liabilities, net	91,115	51,554
Accrued pension and other postretirement benefit costs	103,723	226,687
Long-term portion of environmental reserves	14,017	14,911
Other liabilities	86,830	102,654
Total liabilities	1,773,955	1,921,078
Contingencies and Commitments (Note 12, 16 and 18)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value,100,000,000 shares authorized at December 31, 2015 and 2014; 49,189,702 shares issued at December 31, 2015 and 2014; outstanding shares were 44,621,348 at December 31,2015 and 47,904,518 at December 31, 2014.	49,190	49,190
Additional paid in capital	144,923	158,043
Retained earnings	1,590,645	1,469,306
Accumulated other comprehensive loss	(225,928)	(128,411)
Common treasury stock, at cost (4,568,354 shares at December 31, 2015 and 1,285,184 shares at December 31, 2014)	(303,407)	(69,695)
Total stockholders' equity	1,255,423	1,478,433
Total liabilities and stockholders’ equity	$3,029,378	$3,399,511
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net earnings	$145,461	$113,338	$137,981
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100,810	118,931	121,497
Loss on sale of businesses	16,991	29,184	—
(Gain) loss on fixed asset disposals	(945)	632	77
Deferred income taxes	63,535	(27,241)	5,928
Share-based compensation	9,473	8,500	7,349
Impairment of assets	—	3,202	887
Impairment of assets held for sale	40,813	41,369	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Accounts receivable, net	(77,106)	12,845	6,599
Inventories, net	(4,039)	(19,375)	(25,499)
Progress payments	3,680	(6,971)	(6,131)
Accounts payable and accrued expenses	(447)	16,147	8,567
Deferred revenue	4,839	24,471	(7,281)
Income taxes	(7,436)	38,946	(16,811)
Net pension and postretirement liabilities	(139,610)	(26,431)	(1,630)
Other current and long-term assets and liabilities	6,460	4,219	6,294
Net cash provided by operating activities	162,479	331,766	237,827
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	2,277	594	1,348
Proceeds from divestitures	31,344	152,965	—
Proceeds from insurance	—	2,357	—
Additions to property, plant, and equipment	(35,512)	(67,115)	(72,242)
Acquisition of businesses, net of cash acquired	(13,228)	(34,364)	(236,135)
Additional consideration paid on prior year acquisitions	(457)	(989)	(6,663)
Net cash provided by (used for) investing activities	(15,576)	53,448	(313,692)
Cash flows from financing activities:
Borrowings under revolving credit facility	70,324	364,557	983,109
Borrowings of debt	—	—	500,000
Payment of revolving credit facility	(70,134)	(414,770)	(1,229,148)
Principal payments on debt	(8,400)	(80)	(125,033)
Repurchases of company stock	(294,130)	(65,220)	—
Proceeds from share-based compensation plans	28,706	38,182	27,450
Dividends paid	(24,122)	(25,013)	(18,377)
Other	(581)	296	—
Excess tax benefits from share-based compensation	9,119	9,610	2,137
Net cash provided by (used for) financing activities	(289,218)	(92,438)	140,138
Effect of exchange-rate changes on cash	(19,104)	(17,954)	(1,002)
Net increase (decrease) in cash and cash equivalents	(161,419)	274,822	63,271
Cash and cash equivalents at beginning of year	450,116	175,294	112,023
Cash and cash equivalents at end of year	$288,697	$450,116	$175,294
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	2,108	2,891	4,546
Property and equipment under build to suit transaction	—	14,735	6,225
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2013	$49,190	$151,883	$1,261,377	$(55,508)	$(94,350)
Net earnings	—	—	137,981	—	—
Other comprehensive income, net of tax	—	—	—	80,767	—
Dividends paid	—	—	(18,377)	—	—
Restricted stock, net of tax	—	(2,127)	—	—	5,796
Stock options exercised, net of tax	—	(5,728)	—	—	34,451
Other	—	(330)	—	—	330
Share-based compensation	—	6,920	—	—	430
December 31, 2013	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	113,338	—	—
Other comprehensive income, net of tax	—	—	—	(153,670)	—
Dividends paid	—	—	(25,013)	—	—
Restricted stock, net of tax	—	(722)	—	—	3,155
Stock options exercised, net of tax	—	311	—	—	45,049
Other	—	(430)	—	—	430
Share-based compensation	—	8,266	—	—	234
Repurchase of common stock					(65,220)
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	145,461	—	—
Other comprehensive loss, net of tax	—	—	—	(97,517)	—
Dividends paid	—	—	(24,122)	—	—
Restricted stock, net of tax	—	(10,303)	—	—	13,734
Stock options exercised, net of tax	—	(11,349)	—	—	45,743
Other	—	(647)	—	—	647
Share-based compensation	—	9,179	—	—	294
Repurchase of common stock	—	—	—	—	(294,130)
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, power generation, and general industrial markets.

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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on product sales as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts as services are rendered. The significant estimates we make in recognizing revenue are primarily for long-term contracts generally accounted for using the cost-to-cost method of percentage of completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation’s consolidated financial position, results of operations, or cash flows. In 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China. The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. In 2014 and 2013, there were no individual significant changes in estimated contract costs at completion.

Losses on contracts are provided for in the period in which the losses become determinable and the excess of billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

From time to time, we may enter into multiple-element arrangements in which a customer may purchase a combination of goods, services, or rights to intellectual property. We follow the multiple element accounting guidance within ASC 605-25 for such arrangements which require: (1) determining the separate units of accounting; (2) determining whether the separate units of accounting have stand-alone value (3) measuring and allocating the arrangement consideration. We allocate the arrangement consideration in accordance with the selling price hierarchy which requires: (1) the use of vendor-specific objective evidence (VSOE), if available (2) if VSOE is not available, the use of third-party evidence (TPE), and if TPE is not available (3) our best-estimate of selling price (BESP). Approximately 1% of the Company's 2015 net sales were the result of the sale of certain intellectual property licensing rights within a multiple-element arrangement with China for AP1000 reactor coolant pumps (the new China order). The Company had no further performance obligations with regards to the sale of these perpetual rights. The remainder of the contract, related to the production of sixteen RCPs, will be recognized using percentage-of-completion accounting through 2021.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the asset are expensed in the period they are incurred. Depreciation is computed using the straight-line method based over the estimated useful lives of the respective assets.

Average useful lives for property, plant, and equipment are as follows:

Buildings and improvements	5 to 40 years
Machinery, equipment, and other	3 to 15 years

Intangible Assets

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, trademarks, and technology licenses. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 20 years. See Note 8 Other Intangible Assets, Net. for further information on other intangible assets.

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2015, 2014 and 2013. For impairment charges on assets held for sale, see to Note 2 Discontinued Operations and Assets Held for Sale.

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

Fair Value of Financial Instruments

Accounting guidance requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value. See Notes 9 and 12 to the Consolidated Financial Statements for further information on the Corporation's financial instruments.

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

Compensation expense for non-qualified share options, performance shares, and time-based restricted stock is recognized over the requisite service period for the entire award based on the grant date fair value.

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

Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains and (losses) from foreign currency transactions are included in General and administrative expenses within the results of operations, which amounted to $8.3 million, $2.9 million, and $2.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These gains and (losses) are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to ($11.0) million, ($6.9) million, and $(6.2) million for the years ended December 31, 2015, 2014, and 2013, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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
ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs Date of adoption: January 1, 2016
In April 2015, the FASB issued guidance which changes the
presentation of debt issuance costs in financial statements. An entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.

The impact on the Corporation’s financial statements will be an approximate $2 million reclass between Other assets and Debt.
ASU 2014-09 Revenue from contracts with customers Date of adoption: January 1, 2018
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption.

The Corporation is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
ASU 2015-17 Balance Sheet Classification of Deferred Taxes Date of adoption: January 1, 2018
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.

The Corporation does not expect this ASU to have a material impact on its consolidated financial statements.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation identified certain businesses it considered non-core.
The Corporation considers businesses non-core when the business’ products or services do not complement its existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. As part of this initiative, during 2015, the Corporation has divested all five businesses that were classified as held for sale as of December 31, 2014. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings and prior year amounts have been restated to conform to the current year presentation.

The aggregate financial results of all discontinued operations were as follows:

(In thousands)	2015	2014	2013
Net sales	$57,992	$363,869	$392,690
Loss from discontinued operations before income taxes (1)	(40,984)	(48,519)	(3,097)
Income tax benefit	7,926	14,268	1,674
Loss on sale of businesses (2)	(13,729)	(22,360)	—
Loss from discontinued operations	$(46,787)	$(56,611)	$(1,423)

(1) Loss from discontinued operations before income taxes includes approximately $40.8 million and $41.4 million of held for sale impairment expense in the year ended December 31, 2015 and December 31, 2014, respectively.

(2) In the year ended December 31, 2015, the Corporation recognized aggregate after tax losses of $13.7 million on the sale of the Aviation Ground, Downstream Oil & Gas, Engineered Packaging and two surface technology businesses. In 2014, the Corporation recognized aggregate after tax losses of $22.4 million on the sale of the Benshaw, 3D, Upstream Oil & Gas and Vessels business. No businesses were sold in 2013.

2015 Divestitures

Surface Technologies - Domestic

In October 2015 and July 2015, the Corporation sold the assets and liabilities of two surface technology treatment facilities for an immaterial amount. The businesses were previously classified within assets held for sale and reported within the Commercial/Industrial segment.

Engineered Packaging

In July 2015, the Corporation sold the assets and liabilities of its Engineered Packaging business for approximately $14 million and recognized a pre-tax gain of $2.3 million. The businesses were previously classified as assets held for sale and reported within the Defense segment.

Downstream

In May 2015, the Corporation completed the divestiture of its Downstream oil and gas business for $19 million, net of transaction costs. During the fourth quarter of 2015, the Company paid a $4.8 million working capital adjustment. The business was previously classified within assets held for sale and was formerly reported in the Company's former Energy segment. During 2015, the Corporation recognized a pre-tax loss on divestiture, including impairment charges, of $59.5 million. During 2014, including impairment charges, the Corporation recognized a $33.1 million pre-tax loss on divestiture. The impairment charges were a result of the declining and volatile oil market.

Aviation Ground

In January 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million). The businesses were previously classified within assets held for sale and reported within the Defense segment.

2014 Divestitures and facility closures

Surface Technologies - International

During the fourth quarter of 2014, the Corporation closed certain of its international surface technology manufacturing facilities located in Canada, Italy, and Austria. As a result of the facility closures, the Company incurred $5.3 million of pre-tax closure costs, including a $3.2 million impairment on fixed assets. The businesses were previously reported within the Commercial/Industrial segment.

Benshaw

On June 30, 2014, the Corporation sold the assets of its Benshaw business, to Regal-Beloit Corporation for $49.7 million in cash, net of cash sold, and final working capital adjustments. The Corporation recognized a pre-tax loss on divestiture of $7.3 million. The Corporation recognized a tax benefit of $2.9 million in connection with the sale. The business was previously reported within the Defense segment.

3D Radar

On April 30, 2014, the Corporation sold the assets of the 3D Radar business, to Chemring Group PLC for $2.4 million in cash, net of final working capital adjustments. The disposal resulted in a $0.6 million pre-tax gain. The business was previously reported within the Defense segment.

Upstream

On December 17, 2014, the Corporation completed the sale of its upstream oil and gas business, for $98 million in cash, net of cash sold, and final working capital adjustments. The Corporation recognized a pre-tax loss on divestiture of $13.7 million. The Corporation recognized a tax benefit of $0.6 million in connection with the sale. The business was previously reported within the former Energy segment.

Vessels

During the third quarter of 2014, the Corporation completed the sale of its Vessels business, for $2 million in cash, net of transaction costs. The Corporation recognized a pre-tax loss on divestiture of $8.6 million. The Corporation recognized a tax benefit of $3.2 million in connection with the sale. The business was previously reported within the former Energy segment.

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

In 2015, the Corporation acquired one business for an aggregate purchase price of $13.2 million, which is described in more detail below. In 2014, the Corporation acquired three businesses for an aggregate purchase price of $34.4 million, net of cash acquired, all of which are described in more detail below. In 2013, the Corporation acquired five businesses for an aggregate purchase price of $236.1 million, net of cash acquired.

The Corporation’s Consolidated Statement of Earnings include $4.8 million of net sales and $1.5 million of net earnings from the Corporation’s 2015 acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Accounts receivable	$996	$2,991	$25,972
Inventory	152	304	30,930
Property, plant, and equipment	1,463	2,802	18,066
Other current assets	155	81	3,229
Intangible assets	7,700	13,501	102,265
Current and non-current liabilities	(6)	(1,754)	(18,959)
Pension and postretirement benefits	—	—	(6,472)
Deferred income taxes	—	(2,199)	(19,682)
Due to seller	(1,470)	—	(3,361)
Net tangible and intangible assets	8,990	15,726	131,988
Purchase price	13,228	34,364	236,135
Goodwill	$4,238	$18,638	$104,147

2015 Acquisitions

COMMERCIAL/INDUSTRIAL

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

2014 Acquisitions

COMMERCIAL/INDUSTRIAL

Component Coating and Repair Services Limited

On January 10, 2014, the Corporation acquired 100% of the issued and outstanding capital stock of Component Coating and Repair Services Limited (CCRS) for approximately £15 million ($25 million) in cash, net of cash acquired. The Share Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited into escrow as security for potential indemnification claims against the sellers. Since there were no indemnification claims made against the sellers during the escrow period, the escrow amount was distributed to the sellers. CCRS operates out of two locations in Glasgow and Alfreton in the United Kingdom and will operate within the Corporation's Commercial/Industrial segment. CCRS is a provider of corrosion resistant coatings and precision airfoil repair services for aerospace and industrial turbine applications. Revenues were approximately £6.4 million in the latest fiscal year ended May 31, 2013.

Engemasa Pressure Relief Valves

On June 4, 2014, the Corporation acquired the valve division of Engemasa Engenharia E Materiais LTDA of Sao Carlos, Brazil
for approximately $1.8 million in cash.

POWER

Nuclear Power Services Inc.

On February 18, 2014, the Corporation acquired certain assets and assumed certain liabilities of Nuclear Power Services Inc. (NPSI) for approximately CAD 9 million (approximately $8.0 million) in cash. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Since there were no indemnification claims made against NPSI during the holdback period, the holdback amount was distributed to NPSI. NPSI is based in Ontario, Canada and will operate within the Corporation's Power segment. NPSI provides qualified nuclear component sourcing, Equipment Qualification, Commercial Grade Dedication (CGD) services, and Instrumentation and Control component manufacturing primarily to the Canadian and International CANDU nuclear industry. NPSI generated revenues of approximately CAD 5 million for the year ended December 31, 2013.

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
Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 36% and 34% of consolidated revenues in 2015 and 2014, respectively. Total receivables due primarily from the U.S Government were $165.6 million and $157.9 million at December 31, 2015 and 2014, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $70.6 million and $72.9 million at December 31, 2015 and 2014, respectively.
The composition of receivables is as follows as of December 31:

(In thousands)	2015	2014
Billed receivables:
Trade and other receivables	$435,172	$363,241
Less: Allowance for doubtful accounts	(5,664)	(5,619)
Net billed receivables	429,508	357,622
Unbilled receivables:
Recoverable costs and estimated earnings not billed	153,045	150,526
Less: Progress payments applied	(16,264)	(12,668)
Net unbilled receivables	136,781	137,858
Receivables, net	$566,289	$495,480

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

(In thousands)	2015	2014
Raw material	$196,684	$201,998
Work-in-process	79,406	89,423
Finished goods	114,931	103,831
Inventoried costs related to U.S. Government and other long-term contracts	51,774	59,070
Gross inventories	442,795	454,322
Less: Inventory reserves	(48,904)	(51,435)
Progress payments applied, principally related to long-term contracts	(14,300)	(14,217)
Inventories, net	$379,591	$388,670
As of December 31, 2015 and 2014, inventory also includes capitalized contract development costs of $29.7 million and $33.9 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2015 and 2014, $2.5 million and $7.2 million, respectively, are scheduled to be liquidated under existing firm orders.

6. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment is as follows as of December 31.

(In thousands)	2015	2014
Land	$19,933	$21,762
Buildings and improvements	218,016	219,219
Machinery, equipment, and other	739,965	750,006
Property, plant, and equipment, at cost	977,914	990,987
Less: Accumulated depreciation	(564,270)	(532,068)
Property, plant, and equipment, net	$413,644	$458,919
Depreciation expense from continuing operations for the years ended December 31, 2015, 2014, and 2013 was $64.7 million, $66.6 million, and $63.2 million, respectively.

7. GOODWILL

The changes in the carrying amount of goodwill, revised to reflect the Corporation’s new segment structure as discussed in Note 17. Segment Information for the twelve months ended December 31, 2015 and 2014 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Assets Held for Sale	Consolidated
December 31, 2013	$448,496	$379,872	$184,311	$97,750	$1,110,429
Acquisitions	14,996	—	3,640	—	18,636
Divestitures	—	—	—	(55,355)	(55,355)
Goodwill adjustments	(1,096)	(254)	—	—	(1,350)
Foreign currency translation adjustment	(8,304)	(22,929)	(226)	—	(31,459)
December 31, 2014	$454,092	$356,689	$187,725	$42,395	$1,040,901
Acquisitions	$4,238	$—	$—	$—	$4,238
Divestitures	—	—	—	(41,264)	(41,264)
Goodwill adjustments	21	1,131	—	(1,131)	21
Foreign currency translation adjustment	(10,523)	(20,217)	(550)	—	(31,290)
December 31, 2015	$447,828	$337,603	$187,175	$—	$972,606

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis including input from third party appraisals, when deemed appropriate. The determination of fair value is finalized no later than twelve months from acquisition. Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions.

During 2015, the Corporation finalized the allocation of the purchase price for all businesses acquired prior to 2015. The adjustments to the Corporation's purchase price allocation were not material.

The Corporation completed its annual goodwill impairment testing as of October 31, 2015, 2014, and 2013 and concluded that there was no impairment of value. The estimated fair value of the reporting units substantially exceeded the recorded book value.

8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2015 and December 31, 2014, respectively.

	2015			2014
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$171,382	$(91,430)	$79,952	$178,369	$(84,584)	$93,785
Customer related intangibles	357,538	(140,816)	216,722	356,844	(122,920)	233,924
Other intangible assets	37,200	(23,111)	14,089	38,460	(16,942)	21,518
Total	$566,120	$(255,357)	$310,763	$573,673	$(224,446)	$349,227
Amortization expense from continuing operations for the years ended December 31, 2015, 2014, and 2013 were $34.8 million, $38.3 million, and $39.0 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In thousands)
2016	$33,535
2017	33,051
2018	31,965
2019	30,167
2020	28,175

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
The notional amounts of the Corporation’s outstanding interest rate swaps designated as fair value hedges were $400 million at December 31, 2015 and December 31, 2014.
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
Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are based on Level 2 inputs.
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are below.

	December 31,
(In thousands)	2015	2014
Assets
Designated for hedge accounting
Interest rate swaps	$3,083	$—
Undesignated for hedge accounting
Forward exchange contracts	$223	$605
Total asset derivatives (1)	$3,306	$605
Liabilities
Designated for hedge accounting
Interest rate swaps	$—	$5,121
Undesignated for hedge accounting
Forward exchange contracts	$673	$676
Total liability derivatives (2)	$673	$5,797
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
The location and amount of gains or losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the years ended December 31, were as follows:

	Gain/(Loss) on Swap
(In thousands)	2015	2014	2013
Other income, net
Gain/(Loss) on interest rate swaps	$8,204	$44,724	$(49,845)
Gain/(Loss) on hedged fixed rate debt	$(8,204)	$(44,724)	$49,845
Total	$—	$—	$—
Undesignated hedges
The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2015	2014	2013
Forward exchange contracts:
General and administrative expenses	$(11,042)	$(6,880)	$(6,198)
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2015. The fair value of our debt instruments are characterized as a Level 2 measurement in accordance with the fair value hierarchy. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2015, aggregated $960 million compared to a carrying value of $953 million. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2014, aggregated $959 million compared to a carrying value of $945 million.
The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Nonrecurring measurements
As discussed in Note 2. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during 2014. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the year ended December 31, 2015. For the year ended December 31, 2014, an impairment charge of $41.4 million was recorded in the loss from discontinued operations before income taxes. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2015	2014
Accrued compensation	$86,497	$95,843
Accrued commissions	7,250	10,783
Accrued interest	9,900	9,688
Accrued insurance	5,261	6,757
Other	22,955	22,867
Total accrued expenses	$131,863	$145,938

Other current liabilities consist of the following as of December 31:

(In thousands)	2015	2014
Warranty reserves	$15,053	$15,688
Additional amounts due to sellers on acquisitions	2,883	1,739
Reserves on loss contracts	2,711	2,979
Deferred tax liability	1,962	2,448
Pension and other postretirement liabilities	4,560	5,120
Other	11,983	10,189
Total other current liabilities	$39,152	$38,163

11. INCOME TAXES
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2015	2014	2013
Domestic	$135,112	$120,563	$105,188
Foreign	140,082	126,381	95,862
	$275,194	$246,944	$201,050
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2015	2014	2013
Current:
Federal	$(6,741)	$70,609	$29,323
State	6,175	9,065	5,629
Foreign	27,134	33,401	20,807
Total current	26,568	113,075	55,759

Deferred:
Federal	49,060	(29,683)	7,002
State	7,390	(1,247)	667
Foreign	(72)	(5,150)	(1,782)
Total deferred	56,378	(36,080)	5,887
Provision for income taxes	$82,946	$76,995	$61,646
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	4.3	2.4	1.6
R&D tax credits	(1.3)	(1.3)	(1.5)
Foreign earnings (1)	(6.2)	(4.4)	(3.7)
All other, net	(1.7)	(0.5)	(0.7)
Effective tax rate	30.1%	31.2%	30.7%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.
The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Pension plans	$40,102	$84,493
Environmental reserves	9,561	10,123
Inventories	20,041	18,496
Postretirement/postemployment benefits	13,272	13,326
Incentive compensation	12,369	16,140
Net operating loss	9,043	8,909
Capital loss carryover	10,141	17,555
Other	38,226	26,329
Total deferred tax assets	152,755	195,371
Deferred tax liabilities:
Depreciation	29,771	33,117
Goodwill amortization	89,276	74,555
Other intangible amortization	54,017	62,777
Other	12,280	9,452
Total deferred tax liabilities	185,344	179,901
Valuation allowance	17,895	23,478
Net deferred tax liabilities	$(50,484)	$(8,008)
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2015	2014
Net current deferred tax assets	$41,737	$44,311
Net current deferred tax liabilities	1,962	2,448
Net noncurrent deferred tax assets	856	1,683
Net noncurrent deferred tax liabilities	91,115	51,554
Net deferred tax liabilities	$(50,484)	$(8,008)
The Corporation has income tax net operating loss carryforwards related to international operations of approximately $20.3 million of which $9.2 million have an indefinite life and $11.1 million expire through 2023. The Corporation has federal and state income tax net loss carryforwards of approximately $91.4 million, of which $63.2 million are net operating losses which expire through 2035 and $28.2 million are capital loss carryforwards which expire in 2020. The Corporation has recorded a deferred tax asset of $19.2 million reflecting the benefit of the loss carryforwards.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation decreased its valuation allowance by $5.6 million to $17.9 million, as of December 31, 2015, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. This was principally as a result of the reduced benefit associated with the capital loss carryforward incurred from the sale of its discontinued operations offset by various state activities. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments, net of refunds, of $4.9 million, $35.0 million, and $69.4 million were made in 2015, 2014, and 2013, respectively. We expect income tax payments, net of refunds, to be approximately $45 million to $55 million in 2016.
The amount of undistributed foreign subsidiaries earnings considered to be permanently reinvested for which no provision has been made for U.S. federal or foreign taxes at December 31, 2015 was $338.0 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, foreign tax credits may partiality offset any tax liability.
The Corporation has recognized a liability in Other liabilities for interest of $1.9 million and penalties of $1.2 million as of December 31, 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2015	2014	2013
Balance at January 1,	$11,560	$10,623	$11,301
Additions for tax positions of prior periods	359	1,421	1,511
Additions for tax positions related to the current year	2,026	1,738	1,768
Settlements	(1,414)	(2,039)	(3,868)
Lapses of statute of limitations	—	(41)	(140)
Foreign currency translation	(117)	(142)	51
Balance at December 31,	$12,414	$11,560	$10,623
In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2015:

United States (Federal)	2012	-	present
United States (Various states)	1998	-	present
United Kingdom	2008	-	present
Canada	2009	-	present

The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2015, 2014, and 2013 is $8.3 million, $8.0 million, and $7.6 million, respectively, which if recognized, would favorably affect the effective income tax rate.

12. DEBT
Debt consists of the following as of December 31:

(In thousands)	2015	2015	2014	2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Industrial revenue bond, due 2023	$—	$—	$8,400	$8,400
5.51% Senior notes due 2017	150,000	158,024	150,000	162,617
3.84% Senior notes due 2021	100,307	100,307	99,934	99,934
3.70% Senior notes due 2023	225,000	224,322	225,000	225,748
3.85% Senior notes due 2025	100,450	100,450	98,360	98,360
4.24% Senior notes due 2026	201,422	201,422	197,237	197,237
4.05% Senior notes due 2028	75,904	75,904	74,348	74,348
4.11% Senior notes due 2028	100,000	99,720	100,000	100,801
Other debt	1,259	1,259	1,069	1,069
Total debt	954,342	961,408	954,348	968,514
Less: current portion of long-term debt and short-term debt	1,259	1,259	1,069	1,069
Total long-term debt	$953,083	$960,149	$953,279	$967,445
The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 3.2% and 1.7% in 2015 and 2014, respectively.
The debt outstanding had fixed and variable interest rates averaging 3.3% and 3.0% in 2015 and 2014, respectively.
Aggregate maturities of debt are as follows:

(In thousands)
2016	$1,259
2017	150,000
2018	—
2019	—
2020	—
Thereafter	803,083
Total	$954,342
Interest payments of $33 million, $33 million, and $31 million were made in 2015, 2014, and 2013, respectively.
Industrial Revenue Bonds
During the third quarter of 2015, the Corporation repaid its $8.4 million industrial revenue bond.
Revolving Credit Agreement
In August 2012, the Corporation refinanced its existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the Credit Agreement, the Corporation has borrowing capacity of $500 million. In addition, the Credit Agreement provides an accordion feature which allows the Corporation to borrow an additional $100 million. As of December 31, 2015, the Corporation had $37 million in letters of credit supported by the credit facility and no borrowings outstanding under the credit facility. As of December 31, 2015, letters of credit outstanding related to discontinuing operations were $3 million. The unused credit available under the credit facility at December 31, 2015 was $463 million, which we had the ability to borrow in full without violating our debt to capitalization covenant.
In December 2014, the Corporation amended its existing credit facility by entering into a Second Amendment to the Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The amendment extends the maturity date of the agreement to November 2019. No other material modifications were made to the 2012 Credit Agreement.
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
Senior Notes
On February 26, 2013, the Corporation issued $500 million of Senior Notes (the “2013 Notes”).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028. $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. As of December 31, 2015, the Corporation had the ability to borrow additional debt of $0.8 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
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
As of December 31, 2015 and 2014, there were no options outstanding that were considered anti-dilutive. In December 31, 2013, there were 297,000 stock options outstanding that were excluded from the computation of diluted earnings per share as the exercise price of these options was greater than their average market value, which would result in an anti-dilutive effect on diluted earnings per share.
Earnings per share calculations for the years ended December 31, 2015, 2014, and 2013, are as follows:

(In thousands, except per share data)	Earnings from continuing operations	Weighted- Average Shares Outstanding	Earnings per share from continuing operations
2015
Basic earnings per share from continuing operations	$192,248	46,624	$4.12
Dilutive effect of stock options and deferred stock compensation		992
Diluted earnings per share from continuing operations	$192,248	47,616	$4.04
2014
Basic earnings per share from continuing operations	$169,949	48,019	$3.54
Dilutive effect of stock options and deferred stock compensation		1,056
Diluted earnings per share from continuing operations	$169,949	49,075	$3.46
2013
Basic earnings per share from continuing operations	$139,404	46,991	$2.97
Dilutive effect of stock options and deferred stock compensation		921
Diluted earnings per share from continuing operations	$139,404	47,912	$2.91

14. SHARE-BASED COMPENSATION PLANS

In May 2014, the Corporation adopted the Curtiss Wright 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”). The plan replaced the Corporation's existing 2005 Long Term Incentive Plan and the 2005 Stock Plan for Non-Employee Directors (collectively the “2005 Stock Plans”). Beginning May 2014, all awards were granted under the 2014 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2014 Omnibus Plan will be 2,400,000 less one share of common stock for every one share of common stock granted under any Prior Plan after December 31, 2013 and prior to the effective date of the 2014 Omnibus Plan. In addition, any awards that were previously granted under any Prior Plan that terminate without issuance of shares, shall be eligible for issuance under the 2014 Omnibus Plan. Awards under the 2014 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (RSU), other stock-based awards, and performance share units (PSU) or cash based performance units (PU).

During 2015, the Corporation granted awards in the form of RSUs, PSUs, PUs, and restricted stock. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2015, 2014, and 2013 is as follows:

(In thousands)	2015	2014	2013
Non-qualified stock options	$—	$—	$238
Employee Stock Purchase Plan	1,279	1,350	1,260
Performance Share Units	4,349	3,728	3,495
Restricted Share Units	3,015	2,655	1,700
Other share-based payments	830	767	657
Total share-based compensation expense before income taxes	$9,473	$8,500	$7,350

Other share-based grants include service based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2015, 2014, or 2013.

The following table summarizes the cash received from share-based awards and the Corporation's tax benefit recognized on share-based compensation:

(In thousands)	2015	2014	2013
Cash received from share-based awards	$28,706	$38,183	$29,194
Recognized tax benefit on awards	$9,119	$9,610	$3,199

A summary of employee stock option activity is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2014	1,443	$33.86
Granted	—	—
Exercised	(589)	34.29
Adjustment	(2)	41.53
Outstanding at December 31, 2015	852	$33.54	3.5	$29,772
Exercisable at December 31, 2015	852	$33.54	3.5	$29,772

The total intrinsic value of stock options exercised during 2015, 2014, and 2013 was $36.8 million, $28.3 million, and $11.4 million, respectively.

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

Restricted Share Units

Restricted share units cliff vest at the end of the awards’ vesting period. The restricted share units are service based and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which is typically three years. The non-vested restricted units are subject to forfeiture if employment is terminated other than due to death, disability, or retirement.

A summary of the Corporation’s 2015 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested at December 31, 2014	312	$44.12	246	$43.03
Granted	57	86.34	83	71.02
Vested	(80)	42.82	(84)	32.95
Forfeited	(2)	62.91	—	—
Nonvested at December 31, 2015	286	$52.70	245	$55.98
Expected to vest at December 31, 2015	286	$52.70	245	$55.98

Nonvested PSUs had an intrinsic value of $19.6 million and unrecognized compensation costs of $9.1 million as of December 31, 2015. Nonvested RSUs had an intrinsic value of $16.8 million and unrecognized compensation costs of $8.8 million. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over periods of 2.3-2.7 years.

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

15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation maintains twelve separate and distinct pension and other post-retirement defined benefit plans, consisting of three domestic plans and nine separate foreign pension plans. Effective December 31, 2014, the Corporation executed the following plan mergers: the two Williams Controls defined benefit pension plans were merged with the CW Pension Plan, resulting in one surviving domestic qualified plan, and the three domestic post-retirement health-benefits plans (CW, EMD, and Williams Controls) were merged into one. Post-merger, the Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan. The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Germany, two in Mexico, and one plan each in Canada and Switzerland.
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
At December 31, 2015 and 2014, the Corporation had a noncurrent pension liability of $38.1 million and $152.5 million, respectively. This decrease was primarily driven by a voluntary pension contribution of $145 million in January 2015, a 25 basis point increase in the discount rate to 4.25% as of December 31, 2015, and the adoption of an updated mortality projection scale reflecting a lower rate of projected mortality improvements. The liability decreases were partially offset by lower than expected asset returns which reduced the funded status of the plan.
Due to the large contribution in January 2015, the Corporation does not expect to make any further contributions through 2020, but expects to make annual contributions to the new defined contribution plan, as further described below.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $39.4 million and $43.7 million as of December 31, 2015 and 2014, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $2.7 million in 2016.
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
The Corporation had an accrued postretirement benefit liability at December 31, 2015 and 2014 of $22.0 million and $23.2 million, respectively. Pursuant to the EMD purchase agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these post-retirement benefit costs. At December 31, 2015 and 2014, the discounted receivable included in other assets was $1.0 million and $1.4 million, respectively. The Corporation expects to contribute $1.6 million to the plan during 2016.
Foreign Plans

The foreign plans consist of three defined benefit pension plans in the United Kingdom, two in Germany, two in Mexico, and one plan each in Canada and Switzerland. As of December 31, 2015 and 2014, the total projected benefit obligation related to all foreign plans is $87.8 million and $90.1 million, respectively. As of December 31, 2015 and 2014, the Corporation had a net accrued pension liability of $5.1 million and $5.3 million, respectively. The Corporation's contributions to the foreign plans are expected to be $2.6 million in 2016.
In September 2013, the Corporation amended the Metal Improvement Company - Salaried Staff pension Scheme (U.K.) and the Penny & Giles Pension Plan (U.K.) to cease the accrual of future benefits effective December 31, 2013. The amendments to the plans resulted in a $7 million reduction to the projected benefit obligations and a curtailment gain of $2.8 million.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs (income) consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2015	2014	2013	2015	2014	2013
Service cost	$26,873	$25,262	$40,170	$286	$246	$373
Interest cost	30,050	30,403	27,777	842	877	839
Expected return on plan assets	(54,629)	(41,746)	(36,303)	—	—	—
Amortization of prior service cost	618	662	883	(657)	(657)	(638)
Recognized net actuarial loss/(gain)	16,890	6,827	15,013	(551)	(811)	(614)
Cost of settlements/curtailments	7,461	377	13	—	—	—
Net periodic benefit cost (income)	$27,263	$21,785	$47,553	$(80)	$(345)	$(40)
Net periodic benefit cost (excluding settlements/curtailments) has declined over the reported periods, mainly due to the reduction in service cost and increase in the expected return on plan assets. The plan redesign reduced service cost by eliminating the cash balance benefit earned in the plan for all participants, with those not participating in the traditional benefit being moved to a new defined contribution plan. Expected returns increased due to the incremental return generated from higher required cash contributions in 2013 and 2014, and the large voluntary contribution in January 2015. The higher expected returns in 2015 are partially offset by higher actuarial loss amortization, due to the lower discount rate utilized for 2015 expense.
The Cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2015, the settlement charge is primarily a result of the retirement of the Corporation’s former Chairman and his election to receive the nonqualified portion of his pension benefit as a single lump sum payout. In 2014, the charge was due to a settlement in the CWAT plan in Switzerland. In 2013, the CW Pension Plan curtailment charge of $2.2 million and special termination benefits in the CW Restoration Plan were largely offset by the curtailment gain in the Penny & Giles Pension Plan.
The following table outlines the Corporation's consolidated disclosure of the pension benefits and postretirement benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2015 measurement date.

	Pension Benefits		Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Beginning of year	$797,360	$674,192	$23,250	$20,416
Service cost	26,873	25,262	286	246
Interest cost	30,050	30,403	842	877
Plan participants’ contributions	1,825	1,734	345	364
Amendments	(2,951)	178	—	—
Actuarial loss (gain)	(10,803)	114,763	(1,133)	3,276
Benefits paid	(60,662)	(40,765)	(1,610)	(1,929)
Actual expenses	(1,787)	(1,299)	—	—
Currency translation adjustments	(5,195)	(7,108)	—	—
End of year	$774,710	$797,360	$21,980	$23,250

Change in plan assets:
Beginning of year	$595,829	$558,567	$—	$—
Actual return on plan assets	(4,092)	37,574	—	—
Employer contribution	165,575	46,306	1,265	1,565
Plan participants’ contributions	1,825	1,734	345	364
Benefits paid	(60,662)	(40,765)	(1,610)	(1,929)
Actual Expenses	(1,787)	(1,299)	—	—
Currency translation adjustments	(4,614)	(6,288)	—	—
End of year	$692,074	$595,829	$—	$—

Funded status	$(82,636)	$(201,531)	$(21,980)	$(23,250)

	Pension Benefits		Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Amounts recognized on the balance sheet
Noncurrent assets	$3,667	$6,041	$—	$—
Current liabilities	(2,998)	(3,523)	(1,562)	(1,603)
Noncurrent liabilities	(83,305)	(204,049)	(20,418)	(21,647)
Total	$(82,636)	$(201,531)	$(21,980)	$(23,250)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$203,729	$180,640	$(8,846)	$(8,264)
Prior service cost	(1,635)	1,990	(4,030)	(4,686)
Total	$202,094	$182,630	$(12,876)	$(12,950)
Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$12,373	$15,470	$(571)	$(551)
Prior service cost recognition	$(50)	$619	$(657)	$(657)
Accumulated benefit obligation	$736,688	$753,878	N/A	N/A
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$721,626	$770,241	N/A	N/A
Accumulated benefit obligation	683,605	726,760	N/A	N/A
Fair value of plan assets	635,323	562,669	N/A	N/A

Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions in determination of benefit obligation:
Discount rate	4.11%	3.88%	4.25%	3.75%
Rate of compensation increase	3.36%	3.37%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	5.70%	5.50%
Ultimate rate reached in 2026	N/A	N/A	5.40%	4.59%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	3.88%	4.62%	3.75%	4.47%
Expected return on plan assets	7.93%	8.01%	N/A	N/A
Rate of compensation increase	3.37%	3.36%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	5.50%	8.00%
Ultimate rate reached in 2026	N/A	N/A	4.59%	5.00%
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
The effect on the Other Post-Employment Benefits plan of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$15	$(12)
Postretirement benefit obligation	$375	$(309)
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
The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. As a part of its diversification strategy, the Corporation has established target allocations for each of the following assets classes: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 88% of consolidated assets:

	As of December 31,		Target	Expected
	2015	2014	Exposure	Range
Asset class
Domestic equities	51%	53%	50%	40%-60%
International equities	14%	14%	15%	10%-20%
Total equity	65%	67%	65%	55%-75%
Fixed income	35%	33%	35%	25%-45%
As of December 31, 2015 and 2014, cash funds in the CW Pension Plan represented approximately 3% of portfolio assets.
Foreign plan assets represent 12% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. The U.K. foreign plans follow a similar asset allocation strategy, while other foreign plans are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 4.46% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets using the fair value hierarchy as of December 31, 2015:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$24,354	$871	$23,483	$—
Equity securities- Mutual funds (1)	379,467	330,619	48,848	—
Bond funds (2)	183,068	122,790	60,278	—
Insurance Contracts (3)	8,169	—	—	8,169
Other (4)	771	—	—	771
December 31, 2014	$595,829	$454,280	$132,609	$8,940
Cash and cash equivalents	$26,251	$253	$25,998	$—
Equity securities- Mutual funds (1)	435,931	395,549	40,382	—
Bond funds (2)	219,417	162,470	56,947	—
Insurance Contracts (3)	9,720	—	—	9,720
Other (4)	755	—	—	755
December 31, 2015	$692,074	$558,272	$123,327	$10,475
(1)This category consists of domestic and international equity securities. It is comprised of U.S. securities benchmarked against the S&P 500 index and Russell 2000 index, international mutual funds benchmarked against the MSCI EAFE index, global equity index mutual funds associated with our U.K. based pension plans and balanced funds associated with the U.K. and Canadian based pension plans.
(2)This category consists of domestic and international bonds. The domestic fixed income securities are benchmarked against the Barclays Capital Aggregate Bond index, actively-managed bond mutual funds comprised of domestic investment grade debt, fixed income derivatives, and below investment-grade issues, U.S. mortgage backed securities, asset backed securities, municipal bonds, and convertible debt. International bonds consist of bond mutual funds for institutional investors associated with the CW Pension Plan, Switzerland, and U.K. based pension plans.

(3)This category consists of a guaranteed investment contract (GIC) in Switzerland. Amounts contributed to the plan are guaranteed by a foundation for occupational benefits that in turn entered into a group insurance contract and the foundation pays a guaranteed rate of interest that is reset annually.
(4)This category consists primarily of real estate investment trusts in Switzerland.
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
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2015 and 2014:

(In thousands)	Insurance Contracts	Other	Total
December 31, 2013	$10,795	$782	$11,577
Actual return on plan assets:
Relating to assets still held at the reporting date	158	39	197
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	(1,818)	36	(1,782)
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	(966)	(86)	(1,052)
December 31, 2014	$8,169	$771	$8,940
Actual return on plan assets:
Relating to assets still held at the reporting date	127	37	164
Relating to assets sold during the period	—	2	2
Purchases, sales, and settlements	1,554	(49)	1,505
Transfers in and/or out of Level 3	—	—	—
Foreign currency translation adjustment	(130)	(6)	(136)
December 31, 2015	$9,720	$755	$10,475
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2016	$49,175	$1,562	$50,737
2017	47,785	1,536	49,321
2018	49,218	1,536	50,754
2019	53,081	1,509	54,590
2020	52,443	1,499	53,942
2021 — 2025	269,212	7,249	276,461

Defined Contribution Retirement Plans

The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.
Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the year ended December 31, 2015, the expense relating to the plan was $12.8 million,  consisting of $5.7 million in matching contributions to the plan in 2015, and $7.1 million in non-elective contributions paid in January 2016. Cumulative contributions of approximately $67.0 million are expected to be made from 2016 through 2020.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $4.8 million, $5.7 million, and $5.1 million in 2015, 2014, and 2013, respectively.

16. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $37.0 million, $38.0 million, and $35.3 million in 2015, 2014, and 2013, respectively.
At December 31, 2015, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments
2016	$26,676
2017	21,657
2018	18,319
2019	14,320
2020	10,736
Thereafter	41,805
Total	$133,513

17. SEGMENT INFORMATION

Prior to the first quarter of 2015, the Corporation reported its results of operations through three segments: Commercial/Industrial, Defense, and Energy. Beginning in the first quarter of 2015, the Corporation realigned its reportable segments as a result of its previously announced discontinued operations. The Energy segment was renamed Power. The new Power segment includes businesses serving the nuclear naval defense and new build (AP1000) power generation markets, which had previously operated within the Defense segment. The remaining oil and gas businesses that had operated within the Energy segment have joined the Commercial/Industrial segment. As result of this realignment, the Corporation’s new reportable segments are: Commercial/Industrial, Defense, and Power, as described in Item 1. Business.

The Commercial/Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications primarily across the commercial aerospace and general industrial markets. The products offered include electronic throttle control devices and transmission shifters, electro-mechanical actuation control components, valves, and surface technology services such as shot peening, laser peening, coatings, and advanced testing.

The Defense reportable segment is comprised of businesses that primarily provide products to the defense markets and to a lesser extent the commercial aerospace market. The products offered include commercial off-the-shelf (COTS) embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, weapons handling systems, avionics and electronics, flight test equipment, and aircraft data management solutions.

The Power segment is comprised of businesses that primarily provide products to the power generation markets and to a lesser extent the naval defense market. The products offered include main coolant pumps, power-dense compact motors, generators, secondary propulsion systems, pumps, pump seals, control rod drive mechanisms, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing products.

The Corporation’ s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.

Net sales and operating income by reportable segment are as follows:

	December 31,
(In thousands)	2015	2014	2013
Net sales
Commercial/Industrial	$1,189,120	$1,232,696	$1,079,826
Defense	479,528	492,094	481,850
Power	545,013	527,034	563,405
Less: Intersegment Revenues	(7,978)	(8,698)	(7,000)
Total Consolidated	$2,205,683	$2,243,126	$2,118,081

(In thousands)	2015	2014	2013
Operating income (expense)
Commercial/Industrial	$171,525	$178,684	$131,305
Defense	98,895	82,552	74,360
Power	74,987	51,449	73,402
Corporate and Eliminations (1)	(34,790)	(30,312)	(41,944)
Total Consolidated	$310,617	$282,373	$237,123

Depreciation and amortization expense
Commercial/Industrial	$55,799	$58,276	$56,841
Defense	15,965	19,530	19,235
Power	23,419	23,060	21,484
Corporate	4,292	4,059	4,655
Total Consolidated	$99,475	$104,925	$102,215

Segment assets
Commercial/Industrial	$1,500,931	$1,543,795	$1,509,011
Defense	808,197	845,193	888,689
Power	642,655	579,736	581,323
Corporate	77,595	283,440	57,691
Assets held for sale	—	147,347	421,560
Total Consolidated	$3,029,378	$3,399,511	$3,458,274

Capital expenditures
Commercial/Industrial	$21,990	$37,329	$48,696
Defense	3,834	5,175	3,443
Power	6,163	16,057	12,144
Corporate	3,525	8,554	7,959
Total Consolidated (2)	$35,512	$67,115	$72,242
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
(2) Total capital expenditures included $0.2 million, $4.9 million, and $7.0 million of expenditures related to discontinued operations for the years ended 2015, 2014, and 2013, respectively.

Reconciliations

	December 31,
(In thousands)	2015	2014	2013
Earnings before taxes:
Total segment operating income	$345,407	$312,685	$279,067
Corporate and administrative	(34,790)	(30,312)	(41,944)
Interest expense	(36,038)	(35,794)	(37,053)
Other income, net	615	365	980
Total consolidated earnings before tax	$275,194	$246,944	$201,050

	December 31,
(In thousands)	2015	2014	2013
Assets:
Total assets for reportable segments	$2,951,783	$2,968,724	$2,979,023
Assets held for sale	—	147,347	421,560
Non-segment cash	42,164	247,249	13,308
Other assets	35,431	36,191	44,383
Total consolidated assets	$3,029,378	$3,399,511	$3,458,274
Geographic Information

	December 31,
(In thousands)	2015	2014	2013
Revenues
United States of America	$1,502,363	$1,521,034	$1,444,019
United Kingdom	135,673	145,092	134,815
Other foreign countries	567,647	577,000	539,247
Consolidated total	$2,205,683	$2,243,126	$2,118,081

	December 31,
(In thousands)	2015	2014	2013
Long-Lived Assets
United States of America	$293,612	$323,937	$365,691
United Kingdom	36,061	45,625	43,434
Other foreign countries	83,971	89,357	106,593
Consolidated total	$413,644	$458,919	$515,718
Net sales by product line

	December 31,
(In thousands)	2015	2014	2013
Net sales
Flow Control	$949,657	$959,907	$940,910
Motion Control	947,758	953,667	873,519
Surface Technologies	308,268	329,552	303,652
Consolidated total	$2,205,683	$2,243,126	$2,118,081
The Flow Control products include valves, pumps, motors, generators, and instrumentation that manage the flow of liquids and gases, generate power and monitor or provide critical functions. Motion Controls products include turret aiming and stabilization products, embedded computing board level modules, electronic throttle control devices, transmission shifters, and electro-mechanical actuation control components. Surface Technologies include shot peening, laser peening, and coatings services that enhance the durability, extend the life, and prevent premature fatigue and failure on customer-supplied metal components.

18. CONTINGENCIES AND COMMITMENTS

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At December 31, 2015 and 2014, there were $37.3 million and $54.3 million of stand-by letters of credit outstanding, respectively, and $14.7 million and $20.7 million of bank guarantees outstanding, respectively.
The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation of approximately $6.8 million. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $52.9 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the RCP supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million.  As of December 31, 2015, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delays.  Given the uncertainties surrounding the parties responsible for the delays, no accrual has been made for this matter.  As of December 31, 2015, the range of possible loss for liquidated damages is $0 to $48 million.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2013	$59,103	$(33,844)	$25,259
Other comprehensive loss before reclassifications (1)	(79,386)	(78,450)	(157,836)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	4,166	4,166
Net current period other comprehensive loss	(79,386)	(74,284)	(153,670)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
Other comprehensive loss before reclassifications (1)	(87,527)	(24,823)	(112,350)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	14,833	14,833
Net current period other comprehensive loss	(87,527)	(9,990)	(97,517)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)

(1)	All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the statement where net earnings is presented
(In thousands)	2015	2014
Defined benefit pension and postretirement plans
Amortization of prior service costs	39	(5)	(1)
Amortization of net actuarial losses	(16,339)	(6,016)	(1)
Settlements	(7,461)	(377)	(1)
	(23,761)	(6,398)	Total before tax
	8,928	2,232	Income tax effect
Total reclassifications	$(14,833)	$(4,166)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 15, Pension and Other Postretirement Benefit Plans.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected unaudited quarterly Consolidated Statements of Earnings information for the fiscal years ended December 31, 2015 and 2014. The fourth quarter of 2015 included a one-time $20 million operating income benefit as a result of the receipt of a $468 million direct order with China for AP1000 reactor coolant pumps, which included the sale of certain intellectual property rights.

(In thousands, except per share data)	First	Second	Third	Fourth
2015
Net sales	$546,199	$545,194	$525,535	$588,755
Gross profit	191,096	182,351	185,494	224,314
Earnings from continuing operations	43,223	40,121	38,142	70,762
Loss from discontinued operations	(27,232)	(14,384)	(4,258)	(913)
Net earnings	15,991	25,737	33,884	69,849
Basic earnings per share *
Earnings from continuing operations	$0.91	$0.85	$0.82	$1.56
Loss from discontinued operations	(0.57)	(0.31)	(0.09)	(0.02)
Total	$0.34	$0.54	$0.73	$1.54
Diluted earnings per share *
Earnings from continuing operations	$0.89	$0.83	$0.80	$1.53
Loss from discontinued operations	(0.56)	(0.30)	(0.09)	(0.02)
Total	$0.33	$0.53	$0.71	$1.51

2014
Net sales	$542,959	$569,198	$558,383	$572,586
Gross profit	184,614	198,231	193,331	200,340
Earnings from continuing operations	36,430	43,009	44,378	46,132
Loss from discontinued operations	(1,266)	(6,618)	(19,345)	(29,382)
Net earnings	35,164	36,391	25,033	16,750
Basic earnings per share *
Earnings from continuing operations	$0.76	$0.90	$0.92	$0.96
Loss from discontinued operations	(0.03)	(0.14)	(0.40)	(0.61)
Total	$0.73	$0.76	$0.52	$0.35
Diluted earnings per share *
Earnings from continuing operations	$0.74	$0.87	$0.90	$0.94
Loss from discontinued operations	(0.02)	(0.13)	(0.39)	(0.60)
Total	$0.72	$0.74	$0.51	$0.34
* May not add due to rounding

21. SUBSEQUENT EVENTS
On February 5, 2016 the Corporation terminated its March 2013 and January 2012 interest rate swap agreements. As a result of the termination, the Corporation received a cash payment of approximately $21 million, representing the fair value of the interest rate swaps on the date of termination. In connection with the termination, we and the counterparties released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder. The Senior Notes are interest-bearing financial liabilities, accordingly, the hedge accounting adjustment will be reflected as a bond premium to our Senior Notes' carrying value and amortized prospectively into interest expense over the remaining terms of the Senior Notes on an effective-yield basis.

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2015. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2015.
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
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Charlotte, North Carolina
We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls And Procedures.
Disclosure Controls and Procedures
As of December 31, 2015, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2015 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Corporation’s management used the criteria established by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on management’s assessment, management believes that as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2015 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 6, 2016 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans”.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Footnotes		Page
	1.	The following are documents filed as part of this report in Part II, Item 8:

		Consolidated Statements of Earnings			41
		Consolidated Statements of Comprehensive Income			42
		Consolidated Balance Sheets			43
		Consolidated Statements of Cash Flows			44
		Consolidated Statements of Stockholders' Equity			45
		Notes to Consolidated Financial Statements			46
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			89

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	3.3	Form of stock certificate for Common Stock	8-K	November 17, 2008
4.1
Agreement to furnish to the Commission upon request a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis
			10-K	December 31, 1985
	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010*	14A	March 19, 2010
	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-Q	August 15, 2001
	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012
	10.6	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
	10.7	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015

10.8	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*			X
10.9	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*			X
10.10	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*			X
10.11	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.12	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.13	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.14	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*			X
10.15	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.16	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.17	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.18	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.19	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.20	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.21	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.22	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.23	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.24	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.25	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*			X
10.26	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant*	10-Q	November 15, 2001

10.27	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.28	Curtiss-Wright Corporation Employee Stock Purchase Plan*	14A	March 24, 2011
10.29	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005	8-K	December 5, 2005
10.30	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005	8-K	December 5, 2005
10.31	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.32	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.33	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.34	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.35	Incentive Compensation Plan, as amended November 15, 2010 *	14A	March 24, 2011
10.36	Restricted Stock Unit Agreement, dated October 9, 2006, by and between the Registrant and David Adams *	8-K	October 16, 2006
10.37	Restricted Stock Unit Agreement, dated October 23, 2007, by and between the Registrant and David Adams *	8-K	October 25, 2007
10.38
Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		8-K	August 13, 2012
10.39
First Amendment dated July 28, 2014 to Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		10-K	February 19, 2015

10.40
Second Amendment dated December 12, 2014 to Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		10-K	February 19, 2015
10.41
Third Amendment dated June 16, 2015 to Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		8-K	June 18, 2015
21.00	Subsidiaries of the Registrant			X
23.00	Consent of Independent Registered Public Accounting Firm			X
31.10	Certification of David C. Adams, Chairman and CEO, Pursuant to Rule 13a - 14(a)			X
31.20	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rule 13a - 14(a)			X
32.00	Certification of David C. Adams, Chairman and CEO and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2015, 2014, and 2013
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2015
Tax valuation allowance	23,478	2,605	(299)	(1)	7,889	(2)	17,895
Total	$23,478	$2,605	$(299)		$7,889		$17,895
December 31, 2014
Tax valuation allowance	6,321	18,535	(263)	(1)	1,115		23,478
Total	$6,321	$18,535	$(263)		$1,115		$23,478
December 31, 2013
Tax valuation allowance	8,531	(1,896)	(314)	(1)	—		6,321
Total	$8,531	$(1,896)	$(314)		$—		$6,321

(1) Primarily foreign currency translation adjustments.
(2) Capital loss on sale of upstream oil and gas business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:     February 25, 2016    By: /s/ David C. Adams
David C. Adams
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 25, 2016    By: /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer

Date:    February 25, 2016    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Corporate Controller

Date:    February 25, 2016    By: /s/ David C. Adams
David C. Adams
Director

Date:    February 25, 2016    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 25, 2016    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 25, 2016    By: /s/ Allen A. Kozinski
Allen A. Kozinski
Director

Date:    February 25, 2016    By: /s/ John R. Myers
John R. Myers
Director

Date:    February 25, 2016    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 25, 2016    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:    February 25, 2016    By: /s/ William W. Sihler
William W. Sihler
Director

Date:     February 25, 2016    By: /s/ Albert E. Smith
Albert E. Smith
Director