Form 10-Q
period 2016-03-31
CURTISS WRIGHT CORP
filed 2016-05-05
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

or

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

Common Stock, par value $1.00 per share: 44,515,194 shares (as of April 30, 2016).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Net sales
Product sales	$402,918	$445,687
Service sales	100,589	100,512
Total net sales	503,507	546,199
Cost of sales
Cost of product sales	264,735	293,009
Cost of service sales	66,869	62,094
Total cost of sales	331,604	355,103
Gross profit	171,903	191,096
Research and development expenses	15,160	15,262
Selling expenses	29,626	31,088
General and administrative expenses	69,854	71,911
Operating income	57,263	72,835
Interest expense	9,933	8,996
Other income, net	(234)	(481)
Earnings before income taxes	47,564	64,320
Provision for income taxes	(14,745)	(21,097)
Earnings from continuing operations	$32,819	$43,223
Loss from discontinued operations, net of taxes	$—	$(27,232)
Net earnings	$32,819	$15,991
Basic earnings per share:
Earnings from continuing operations	$0.74	$0.91
Loss from discontinued operations	—	(0.57)
Total	0.74	0.34
Diluted earnings per share:
Earnings from continuing operations	$0.73	$0.89
Loss from discontinued operations	—	(0.56)
Total	0.73	0.33
Dividends per share	$0.13	$0.13
Weighted-average shares outstanding:
Basic	44,578	47,724
Diluted	45,240	48,732

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$32,819	$15,991
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$17,105	$(56,473)
Pension and postretirement adjustments, net of tax (2)	1,612	2,403
Other comprehensive income (loss), net of tax	18,717	(54,070)
Comprehensive income (loss)	$51,536	$(38,079)

(1) The tax benefit included in other comprehensive income (loss) for foreign currency translation adjustments for the three months ended, March 31, 2016 and 2015 were $1.0 million and $2.2 million, respectively.

(2) The tax expense included in other comprehensive income (loss) for pension and postretirement adjustments for the three months ended March 31, 2016 and 2015 were ($1.0) million and ($1.4) million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$337,263	$288,697
Receivables, net	481,768	566,289
Inventories	403,027	379,591
Other current assets	38,146	40,306
Total current assets	1,260,204	1,274,883
Property, plant, and equipment, net	407,114	413,644
Goodwill	978,624	972,606
Other intangible assets, net	306,003	310,763
Other assets	11,707	17,715
Total assets	$2,963,652	$2,989,611
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$919	$1,259
Accounts payable	134,839	163,286
Accrued expenses	96,275	131,863
Income taxes payable	5,041	7,956
Deferred revenue	183,177	181,671
Other current liabilities	36,928	37,190
Total current liabilities	457,179	523,225
Long-term debt, net	966,861	951,946
Deferred tax liabilities, net	56,912	54,447
Accrued pension and other postretirement benefit costs	103,392	103,723
Long-term portion of environmental reserves	14,193	14,017
Other liabilities	78,408	86,830
Total liabilities	1,676,945	1,734,188
Contingencies and commitments (Note 12)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized at March 31, 2016 and December 31, 2015; shares issued were 49,187,378 at March 31, 2016 and 49,189,702 at December 31, 2015; outstanding shares were 44,599,746 at March 31, 2016 and 44,621,348 at December 31, 2015	49,187	49,190
Additional paid in capital	132,872	144,923
Retained earnings	1,617,659	1,590,645
Accumulated other comprehensive loss	(207,211)	(225,928)
Common treasury stock, at cost (4,587,632 shares at March 31, 2016 and 4,568,354 shares at December 31, 2015)	(305,800)	(303,407)
Total stockholders' equity	1,286,707	1,255,423
Total liabilities and stockholders' equity	$2,963,652	$2,989,611

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net earnings	$32,819	$15,991
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	24,487	25,708
Gain on sale of businesses	—	(1,252)
Gain on fixed asset disposals	(7)	(503)
Deferred income taxes	11,939	491
Share-based compensation	2,723	2,620
Impairment of assets held for sale	—	40,813
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	86,973	(9,993)
Inventories, net	(17,766)	(10,178)
Progress payments	(1,463)	(117)
Accounts payable and accrued expenses	(80,996)	(59,046)
Deferred revenue	1,505	(26,038)
Income taxes payable	(10,519)	(15,574)
Net pension and postretirement liabilities	2,444	(141,585)
Termination of interest rate swap	20,405	—
Other current and long-term assets and liabilities	(2,284)	7,572
Net cash provided by (used for) operating activities	70,260	(171,091)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	203	837
Proceeds from divestitures	—	4,010
Additions to property, plant, and equipment	(8,825)	(9,096)
Acquisition of businesses, net of cash acquired	—	(13,228)
Additional consideration on prior period acquisitions	—	(436)
Net cash used for investing activities	(8,622)	(17,913)
Cash flows from financing activities:
Borrowings under revolving credit facility	2,391	1,296
Payment of revolving credit facility	(2,737)	(1,400)
Repurchases of common stock	(29,608)	(46,985)
Proceeds from share-based compensation	7,910	7,616
Other	(154)	140
Excess tax benefits from share-based compensation	4,528	3,291
Net cash used for financing activities	(17,670)	(36,042)
Effect of exchange-rate changes on cash	4,598	(9,476)
Net increase (decrease) in cash and cash equivalents	48,566	(234,522)
Cash and cash equivalents at beginning of period	288,697	450,116
Cash and cash equivalents at end of period	$337,263	$215,594
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$580	$502

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	145,461	—	—
Other comprehensive loss, net of tax	—	—	—	(97,517)	—
Dividends paid	—	—	(24,122)	—	—
Restricted stock	—	(10,303)	—	—	13,734
Stock options exercised, net of tax	—	(11,349)	—	—	45,743
Other	—	(647)	—	—	647
Share-based compensation	—	9,179	—	—	294
Repurchase of common stock	—	—	—	—	(294,130)
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	32,819	—	—
Other comprehensive income, net of tax	—	—	—	18,717	—
Dividends declared	—	—	(5,805)	—	—
Restricted stock	—	(10,918)	—	—	14,447
Stock options exercised, net of tax	—	(2,757)	—	—	11,666
Other	(3)	(732)	—	—	735
Share-based compensation	—	2,356	—	—	367
Repurchase of common stock	—	—	—	—	(29,608)
March 31, 2016	$49,187	$132,872	$1,617,659	$(207,211)	$(305,800)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the "Corporation" or the "Company") is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, power generation, and general industrial markets.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three month periods ended March 31, 2016 and 2015, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2015 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recent accounting pronouncements adopted
Accounting pronouncement ASU 2015-17 - Balance Sheet Classification of Deferred Taxes was early adopted effective January 1, 2016 and accounting pronouncement ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs was adopted effective January 1, 2016. Both pronouncements were retrospectively adopted and, accordingly, certain amounts reported in the previous periods have been reclassified to conform to the current year presentation.

A summary of the impact of the reclassifications as of December 31, 2015 is shown in the below table.

		Reclassifications
	December 31, 2015 as reported	Deferred Taxes	Debt Issuance Costs	December 31, 2015 as reclassified
Deferred tax assets. net	$41,737	$(41,737)	$—	$—
Total current assets	$1,316,620	$(41,737)	$—	$1,274,883
Other assets	$15,745	$3,107	$(1,137)	$17,715
Total assets	$3,029,378	$(38,630)	$(1,137)	$2,989,611
Other current liabilities	$39,152	$(1,962)	$—	$37,190
Total current liabilities	$525,187	$(1,962)	$—	$523,225
Long-term debt	$953,083	$—	$(1,137)	$951,946
Deferred tax liabilities, net	$91,115	$(36,668)	$—	$54,447
Total liabilities	$1,773,955	$(38,630)	$(1,137)	$1,734,188
Total liabilities and stockholders' equity	$3,029,378	$(38,630)	$(1,137)	$2,989,611

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent accounting pronouncements to be adopted

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
Date of adoption: January 1, 2018
ASU 2016-02 Leases
In February 2016, the FASB issued final guidance that will require lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.

The Corporation is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
Date of adoption: January 1, 2019
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Corporation is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
Date of adoption: January 1, 2017

2.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation had identified certain businesses it considered non-core. The Corporation considers businesses non-core when the business’ products or services do not complement its existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. In 2015, the Corporation divested all five businesses that were classified as held for sale as of December 31, 2014. The results of operations of these businesses are reported as discontinued operations within our Condensed Consolidated Statements of Earnings.

The aggregate financial results of all discontinued operations for the three months ended March 31 were as follows:

(In thousands)	2016	2015
Net sales	$—	$34,259
Loss from discontinued operations before income taxes (1)	—	(40,112)
Income tax benefit	—	12,678
Gain on sale of business (2)	—	202
Earnings from discontinued operations	$—	$(27,232)

(1) Loss from discontinued operations before income taxes includes approximately $41 million of Held for sale impairment expense in the three months ended March 31, 2015.

(2) In the first quarter ended March 31, 2015, the Corporation recognized an aggregate after tax gain of $0.9 million on the sale of our Aviation Ground Support Equipment business, which operated within the Defense segment.

Divestitures and facility closures

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million). Net sales and loss before income taxes attributable to this business for the three months ended March 31, 2015 were $0.6 million and $(1.0) million, respectively.

During 2015, the Corporation disposed of five businesses aggregating to cash proceeds of $31 million. The divestitures resulted in aggregate pre-tax losses in excess of $17 million, and tax benefits of approximately $3.3 million. Aggregate net sales and loss before income taxes attributable to these 2015 divestitures and facility closures for the three months ended March 31, 2015 were $34.3 million and $40.1 million, respectively.

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

The composition of receivables is as follows:

	(In thousands)
	March 31, 2016	December 31, 2015
Billed receivables:
Trade and other receivables	$353,816	$435,172
Less: Allowance for doubtful accounts	(5,759)	(5,664)
Net billed receivables	348,057	429,508
Unbilled receivables:
Recoverable costs and estimated earnings not billed	151,063	153,045
Less: Progress payments applied	(17,352)	(16,264)
Net unbilled receivables	133,711	136,781
Receivables, net	$481,768	$566,289

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

	(In thousands)
	March 31, 2016	December 31, 2015
Raw materials	$206,484	$196,684
Work-in-process	87,722	79,406
Finished goods and component parts	118,053	114,931
Inventoried costs related to long-term contracts	53,996	51,774
Gross inventories	466,255	442,795
Less: Inventory reserves	(51,479)	(48,904)
Progress payments applied	(11,749)	(14,300)
Inventories, net	$403,027	$379,591

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $30.3 million and $29.7 million, as of March 31, 2016 and December 31, 2015, respectively. These capitalized costs will be liquidated as production units are delivered to the customer. As of March 31, 2016 and December 31, 2015, $1.8 million and $2.5 million, respectively, are scheduled to be liquidated under existing firm orders.

5.           GOODWILL

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

	(In thousands)
	Commercial/ Industrial	Defense	Power	Consolidated
December 31, 2015	$447,828	$337,603	$187,175	$972,606
Foreign currency translation adjustment	748	5,085	185	6,018
March 31, 2016	$448,576	$342,688	$187,360	$978,624

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

(In thousands)	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$172,959	$(94,475)	$78,484	$171,382	$(91,430)	$79,952
Customer related intangibles	359,734	(146,920)	212,814	357,538	(140,816)	216,722
Other intangible assets	37,522	(22,817)	14,705	37,200	(23,111)	14,089
Total	$570,215	$(264,212)	$306,003	$566,120	$(255,357)	$310,763

Total intangible amortization expense for the three months ended March 31, 2016 was $8.4 million as compared to $8.6 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2016 through 2020 is $33.8 million, $33.2 million, $32.2 million, $30.4 million, and $28.4 million, respectively.

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

On February 5, 2016, the Corporation terminated its March 2013 and January 2012 interest rate swap agreements. As a result of the termination, the Corporation received a cash payment of $20.4 million, representing the fair value of the interest rate swaps on the date of termination. In connection with the termination, the Corporation and the counterparties released each other from all obligations under the interest rate swaps agreement, including, without limitation, the obligation to make periodic payments under such agreements. The gain on termination will be reflected as a bond premium to our notes' carrying value and amortized prospectively into interest expense over the remaining terms of the Senior Notes.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

	(In thousands)
	March 31, 2016	December 31, 2015
Assets
Designated for hedge accounting
Interest rate swaps	$—	$3,083
Undesignated for hedge accounting
Forward exchange contracts	$256	$223
Total asset derivatives (A)	$256	$3,306
Liabilities
Undesignated for hedge accounting
Forward exchange contracts	$471	$673
Total liability derivatives (B)	$471	$673

(A)Forward exchange derivatives are included in Other current assets and interest rate swaps assets are included in Other assets.
(B)Forward exchange derivatives are included in Other current liabilities.

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains and (losses) on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the three months ended March 31, were as follows:

	Three Months Ended
(In thousands)	March 31,
	2016	2015
Other income, net
Gain on interest rate swaps	$—	$11,910
Loss on hedged fixed rate debt	—	(11,910)
Total	$—	$—

Undesignated hedges

The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2016	2015
Forward exchange contracts:
General and administrative expenses	$(584)	$(972)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of March 31, 2016.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

	(In thousands)
	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

5.51% Senior notes due 2017	$150,000	$157,605	$150,000	$158,024
3.84% Senior notes due 2021	100,000	103,929	100,307	100,307
3.70% Senior notes due 2023	225,000	230,145	225,000	224,322
3.85% Senior notes due 2025	100,000	102,314	100,450	100,450
4.24% Senior notes due 2026	200,000	208,472	201,422	201,422
4.05% Senior notes due 2028	75,000	76,374	75,904	75,904
4.11% Senior notes due 2028	100,000	102,250	100,000	99,720
Other debt	919	919	1,259	1,259
Total debt	950,919	982,008	954,342	961,408
Unamortized debt issuance costs (1)	(1,099)	(1,099)	(1,137)	(1,137)
Unamortized interest rate swap proceeds (2)	17,959	17,959	—	—
Total debt, net	$967,779	$998,868	$953,205	$960,271

(1) Effective for 2016, the Company adopted ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs requiring unamortized debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Prior year balances have been reclassified to reflect the current year presentation.

(2) In February 2016, the Company terminated its interest rate swap agreements.   Upon termination of the interest rate swaps, we received $20.4 million in cash and recorded a deferred gain of $18.3 million.  As of March 31, 2016 the remaining benefit of $18.0 million was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt.

Nonrecurring measurements
As discussed in Note 2. Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale in 2014. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the three months ended March 31, 2015. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2015 Annual Report on Form 10-K filed with the SEC.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2016 and 2015 are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended
	March 31,
	2016	2015
Service cost	$6,237	$7,136
Interest cost	7,703	7,491
Expected return on plan assets	(13,581)	(13,679)
Amortization of prior service cost	(12)	155
Amortization of unrecognized actuarial loss	3,093	3,865
Net periodic benefit cost	$3,440	$4,968

During the three months ended March 31, 2016, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and does not expect to make any contributions in 2016. Contributions to the foreign benefit plans are not expected to be material in 2016.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the three months ended March 31, 2016 and 2015, the expense relating to the plan was $3.2 million and $4.1 million, respectively.  The Corporation made $7.8 million in contributions to the plan for the first quarter of 2016, and expects to make total contributions of $12.4 million in 2016.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2016	2015
Basic weighted-average shares outstanding	44,578	47,724
Dilutive effect of stock options and deferred stock compensation	662	1,008
Diluted weighted-average shares outstanding	45,240	48,732

As of the period ended March 31, 2016 and March 31, 2015, respectively, there were no stock options outstanding that were considered anti-dilutive.

10.           SEGMENT INFORMATION

The Corporation manages and evaluates its operations based on end markets to strengthen its ability to service customers and recognize certain organizational efficiencies. Based on this approach, the Corporation has three reportable segments: Commercial/Industrial, Defense, and Power.

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
Net sales and operating income by reportable segment were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended
	March 31,
	2016	2015
Net sales
Commercial/Industrial	$275,205	$299,898
Defense	105,730	114,352
Power	123,746	135,135
Less: Intersegment revenues	(1,174)	(3,186)
Total consolidated	$503,507	$546,199

Operating income (expense)
Commercial/Industrial	$30,052	$43,289
Defense	16,845	18,027
Power	14,628	19,512
Corporate and eliminations (1)	(4,262)	(7,993)
Total consolidated	$57,263	$72,835

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended
	March 31,
	2016	2015
Total operating income	$57,263	$72,835
Interest expense	9,933	8,996
Other income, net	(234)	(481)
Earnings before income taxes	$47,564	$64,320

	(In thousands)
	March 31, 2016	December 31, 2015
Identifiable assets
Commercial/Industrial	$1,502,825	$1,480,052
Defense	804,191	800,613
Power	539,730	629,612
Corporate and Other	116,906	79,334
Total consolidated	$2,963,652	$2,989,611

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
Current period other comprehensive income (loss)	(87,527)	(9,990)	(97,517)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive loss before reclassifications (1)	17,105	(116)	16,989
Amounts reclassified from accumulated other comprehensive loss (1)	—	1,728	1,728
Net current period other comprehensive income (loss)	17,105	1,612	18,717
March 31, 2016	$(90,705)	$(116,506)	$(207,211)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	176	(1)
Amortization of actuarial losses	(2,950)	(1)
	(2,774)	Total before tax
	1,046	Income tax
Total reclassifications	$(1,728)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 8, Pension and Other Postretirement Benefit Plans.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At March 31, 2016 and December 31, 2015, there were $36.0 million and $37.3 million of stand-by letters of credit outstanding, respectively, and $13.6 million and $14.7 million of bank guarantees outstanding, respectively. As of March 31, 2016, letters of credit outstanding related to discontinued operations were $2.4 million. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2016, the Corporation has not met certain contractual delivery dates under its AP 1000 contracts; however there are significant uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of March 31, 2016.  The range of possible loss is $0 to $48 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 35% of our 2016 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three months ended March 31, 2016. The financial information as of March 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2016	2015	% change
Sales
Commercial/Industrial	$274,727	$297,887	(8%)
Defense	105,391	113,500	(7%)
Power	123,389	134,812	(8%)
Total sales	$503,507	$546,199	(8%)

Operating income
Commercial/Industrial	$30,052	$43,289	(31%)
Defense	16,845	18,027	(7%)
Power	14,628	19,512	(25%)
Corporate and eliminations	(4,262)	(7,993)	47%
Total operating income	$57,263	$72,835	(21%)

Interest expense	9,933	8,996	10%
Other income, net	(234)	(481)	NM
Earnings from continuing operations before taxes	47,564	64,320	(26%)

Provision for income taxes	(14,745)	(21,097)	(30%)
Net earnings from continuing operations	$32,819	$43,223	(24%)

New orders	$628,619	$628,617	—%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	Sales	Operating Income
Organic	(7%)	(26%)
Acquisitions	—%	1%
Foreign currency	(1%)	4%
Total	(8%)	(21%)

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Sales for the first three months of 2016 decreased $43 million to $504 million, compared with the same period in 2015.  On a segment basis, sales from the Commercial/Industrial segment, Defense segment, and Power segment decreased $23 million, $8 million, and $11 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income decreased $16 million, or 21%, to $57 million, and operating margin decreased 190 basis points, to 11.4%, from the comparable prior year period.  The decrease in operating income and margin is primarily attributable to lower sales volume in the Commercial/Industrial segment and $3 million of incurred restructuring costs. Additionally, in the Power segment, the prior year period included a one-time benefit of $7 million from a termination change order on the former Progress Energy AP1000 plant.

Non-segment operating expense decreased $4 million, or 47%, to $4 million due to lower pension costs and favorable foreign exchange gains in the current period as compared to foreign exchange losses in the prior period.

Interest expense increased $1 million, or 10%, to $10 million in the first quarter of 2016, from the comparable prior year period, primarily due to the termination of our interest rate swaps.

The effective tax rate decreased for the first quarter of 2016 to 31.0%, from 32.8% in the comparable prior year period. The primary driver of the decrease in the effective tax rate was enhanced manufacturing deduction in the U.S. coupled with the reinstatement of the U.S. R&D credit.

Comprehensive income in the first quarter of 2016 was $52 million, compared to comprehensive loss of $38 million in the comparable prior year period. The change was mostly due to the following:

•
Net earnings from continuing operations decreased $10 million to $33 million, primarily due to the lower operating income discussed above. This was more than offset by the increase in net earnings from discontinued operations which were zero in the current period as compared to a loss of $27 million in the prior period. Total net earnings increased $17 million as a result of the above.

•
Foreign currency translation adjustments in the first quarter of 2016 resulted in a $17 million comprehensive gain, compared to a $56 million comprehensive loss in the comparable prior year period. The foreign currency translation gains were primarily attributed to increases in the Canadian Dollar, Euro, and Swiss Franc.

•
Pension and postretirement adjustments within comprehensive income decreased approximately $1 million, to $2 million, due to a reduction in the amortization of prior service costs and actuarial losses.

New orders in the first quarter of 2016 was $629 million, essentially flat with that of the comparable prior year period.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2016	2015	% change
Sales	$274,727	$297,887	(8%)
Operating income	30,052	43,289	(31%)
Operating margin	10.9%	14.5%	(360	) bps
New orders	$357,387	$336,533	6%

Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	2016 vs. 2015
	Sales	Operating Income
Organic	(7%)	(34%)
Acquisitions	—%	1%
Foreign currency	(1%)	2%
Total	(8%)	(31%)

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales decreased $23 million, or 8%, to $275 million over the comparable prior year period. In the general industrial market, we experienced lower sales of severe service valves to energy markets of $15 million as well as a reduction in sales for industrial vehicle products. Within the commercial aerospace market, higher sales of actuation systems and sensors and control products, primarily on the Boeing 737 program, were offset by lower sales of surface technology services, most notably with Airbus.

Operating income during the first quarter of 2016, decreased $13 million, or 31%, to $30 million, and operating margin decreased 360 basis points from the comparable prior year period to 10.9%. The decrease in operating income and operating margin is primarily due to the unfavorable impact of lower sales volume discussed above. Operating income and operating margin were also impacted by restructuring costs of approximately $3 million, which we expect to produce cost savings in the second half of 2016.

New orders increased $21 million in the first quarter of 2016, from the comparable prior year period, primarily due to organic growth in our valve and sensors and controls products.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2016	2015	% change
Sales	$105,391	$113,500	(7%)
Operating income	16,845	18,027	(7%)
Operating margin	16.0%	15.9%	10	bps
New orders	$105,891	$134,706	(21%)

Components of sales and operating income increase (decrease):

	2016 vs. 2015
	Sales	Operating Income
Organic	(6%)	(20%)
Acquisitions	—%	—%
Foreign currency	(1%)	13%
Total	(7%)	(7%)

Sales in the Defense segment are primarily generated from the defense market, and to a lesser extent, the commercial aerospace and general industrial markets.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales decreased $8 million, or 7%, to $105 million, from the comparable prior year period, primarily due to lower sales of embedded computing products based on timing of production on various fighter jet and rotorcraft programs, including the V-22 and P-8 programs.

Operating income during the first quarter of 2016, decreased $1 million, or 7%, to $17 million, and operating margin increased 10 basis points from the prior year quarter to 16.0%. The decrease in organic operating income is primarily due to the unfavorable impact of lower sales volumes and unfavorable sales mix. These decreases were partially offset by favorable foreign currency translation of approximately $2 million.

New orders decreased $29 million in the first quarter of 2016, from the comparable prior year period, primarily due to the timing of orders on Commercial-off-the-shelf (COTS) and embedded computing products.

Power

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Three Months Ended
	March 31,
(In thousands)	2016	2015	% change
Sales	$123,389	$134,812	(8%)
Operating income	14,628	19,512	(25%)
Operating margin	11.9%	14.5%	(260	) bps
New orders	$165,341	$157,378	5%

Components of sales and operating income increase (decrease):

	2016 vs. 2015
	Sales	Operating Income
Organic	(8%)	(25%)
Acquisitions	—%	—%
Foreign currency	—%	—%
Total	(8%)	(25%)

Sales in the Power segment are primarily generated from the power generation and naval defense markets.

Sales decreased $11 million, or 8%, to $123 million, from the comparable prior year period, primarily due to a one-time net benefit of $10 million from a termination change order on the former Progress Energy AP1000 plant. In the current period higher production levels on the AP1000 program were partially offset by lower aftermarket sales supporting domestic nuclear reactors. Within the naval defense market, we experienced lower production levels of pumps and generators supporting the Virginia-class submarine program, primarily due to timing, and lower sales of pumps and valves on the CVN-79 as production is nearing completion.

Operating income during the first quarter of 2016, decreased $5 million, or 25%, to $15 million, and operating margin decreased 250 basis points to 11.9%. The decreases in operating income and operating margin were primarily driven by the Progress Energy AP1000 termination change order, which provided a one-time net benefit of $7 million to the comparable prior year period. This is partially offset by higher AP1000 production levels as well as the absence of reactor coolant pump testing costs which impacted the prior year period.

New orders increased $8 million, against the comparable prior year period, primarily due to organic growth in our naval defense businesses for pumps and generators.

SUPPLEMENTARY INFORMATION

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

Net Sales by End Market	Three Months Ended
	March 31,
(In thousands)	2016	2015	% change
Defense markets
Aerospace	$61,390	$71,346	(14%)
Ground	19,174	18,655	3%
Naval	91,937	89,062	3%
Other	2,428	2,726	(11%)
Total Defense	$174,929	$181,789	(4%)

Commercial markets
Aerospace	$100,841	$101,020	—%
Power Generation	99,656	113,235	(12%)
General Industrial	128,081	150,155	(15%)
Total Commercial	$328,578	$364,410	(10%)

Total Curtiss-Wright	$503,507	$546,199	(8%)

NM- not a meaningful percentage

Defense market sales decreased $7 million, or 4%, to $175 million, from the comparable prior year period. Aerospace defense sales decreased primarily as a result of lower sales of embedded computing products based on timing of production on various fighter jet and rotorcraft programs, including the V-22 and P-8 programs, while ground defense sales were essentially flat. Naval defense market growth was primarily due to increased demand for pumps and generators supporting submarine programs as well as an increase in helicopter handling systems sales primarily the DDG-51 Destroyer program. These increases were partially offset by decreased production on the Virginia-class submarine and Ford-class aircraft carrier program.

Commercial market sales decreased $36 million, or 10%, to $329 million, from the comparable prior year period, primarily due to decreased sales in the general industrial and power generation markets. In the general industrial market, we experienced lower sales of severe service valves to energy markets of $15 million as well as a reduction in sales for industrial vehicle products. Within the power generation market, decreased sales of $14 million are primarily due to a one-time $10 million net benefit recognized in the prior year period as a result of a termination change order on the former Progress Energy AP1000 plant. In addition, lower aftermarket sales primarily supporting domestic nuclear operating reactors in the current year period contributed to the decrease in power generation sales. This was partially offset by higher production on the AP1000 program.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net Cash provided by (used):
Operating activities	$70,260	$(171,091)
Investing activities	(8,622)	(17,913)
Financing activities	(17,670)	(36,042)
Effect of exchange-rate changes on cash	4,598	(9,476)
Net increase (decrease) in cash and cash equivalents	48,566	(234,522)

Net cash provided by (used in) operating activities increased $241 million from the comparable prior year period. The increase is primarily due to a voluntary pension contribution of $145 million made in the prior year period. The remaining increase in cash from operating activities is primarily due to higher collections in the current period and a one-time $20 million benefit as a result of the interest rate swap termination.

Net cash used in investing activities decreased $9 million from the comparable prior year period. The decrease in cash used for investing activities is primarily due to lower net cash used for acquisitions. The Corporation did not acquire any businesses during the first quarter of 2016. In the comparable prior year period, the Corporation acquired one company for approximately $13 million. Capital expenditures were essentially flat.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.4% for the three months ended March 31, 2016 and March 31, 2015, respectively. The Corporation's average debt outstanding was $950 million for the three months ended March 31, 2016, as compared to $958 million in same period in the prior year.

Revolving Credit Agreement

As of the end of March 31, 2016, the Corporation had no borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the "Credit Agreement" or "credit facility") and $36 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at March 31, 2016 was $464 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first three months of 2016, the Company used $30 million of cash to repurchase approximately 429,000 outstanding shares under its share repurchase program. During the first quarter of 2015, the Corporation used $47 million of cash to repurchase approximately 673,500 outstanding shares.

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

As of March 31, 2016, we had the ability to borrow additional debt of $845 million without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 25, 2016, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the three months ended March 31, 2016.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2015 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

As of March 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the three months ended March 31, 2016. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2015 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2016.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	187,930	$69.08	187,930	$187,018,380
February 1 - February 29	119,200	66.33	307,130	179,111,487
March 1 - March 31	121,417	71.82	428,547	170,391,710
For the quarter ended	428,547	$69.09	428,547	170,391,710

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
Item 3.                 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2016.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2016 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2015 Annual Report on Form 10-K.

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

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer
Dated: May 5, 2016