Form 10-Q
period 2016-06-30
CURTISS WRIGHT CORP
filed 2016-07-28
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

or

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

Common Stock, par value $1.00 per share: 44,422,803 shares (as of June 30, 2016).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net sales
Product sales	$427,324	$439,871	$830,242	$885,558
Service sales	105,442	105,323	206,031	205,835
Total net sales	532,766	545,194	1,036,273	1,091,393
Cost of sales
Cost of product sales	279,869	287,685	544,604	580,694
Cost of service sales	67,518	75,158	134,387	137,252
Total cost of sales	347,387	362,843	678,991	717,946
Gross profit	185,379	182,351	357,282	373,447
Research and development expenses	15,236	15,321	30,396	30,583
Selling expenses	29,126	29,105	58,752	60,193
General and administrative expenses	72,928	72,483	142,782	144,394
Operating income	68,089	65,442	125,352	138,277
Interest expense	10,273	8,985	20,206	17,981
Other income (expense), net	101	(37)	335	444
Earnings from continuing operations before income taxes	57,917	56,420	105,481	120,740
Provision for income taxes	(17,954)	(16,299)	(32,699)	(37,396)
Earnings from continuing operations	39,963	40,121	72,782	83,344
Loss from discontinued operations, net of taxes	—	(14,384)	—	(41,616)
Net earnings	$39,963	$25,737	$72,782	$41,728
Basic earnings per share
Earnings from continuing operations	$0.90	$0.85	$1.63	$1.76
Loss from discontinued operations	—	(0.31)	—	(0.88)
Total	$0.90	$0.54	$1.63	$0.88
Diluted earnings per share
Earnings from continuing operations	$0.88	$0.83	$1.61	$1.72
Loss from discontinued operations	—	(0.30)	—	(0.86)
Total	$0.88	$0.53	$1.61	$0.86
Dividends per share	0.13	0.13	0.26	0.26
Weighted-average shares outstanding:
Basic	44,487	47,224	44,526	47,466
Diluted	45,164	48,258	45,195	48,487

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$39,963	$25,737	$72,782	$41,728
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$(31,646)	$31,881	$(14,541)	$(24,592)
Pension and postretirement adjustments, net of tax (2)	1,520	2,366	3,132	4,769
Other comprehensive income (loss), net of tax	(30,126)	34,247	(11,409)	(19,823)
Comprehensive income	$9,837	$59,984	$61,373	$21,905

(1) The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and six months ended June 30, 2016 were $1.3 million and $0.3 million, respectively. The tax benefit included in other comprehensive income (loss) for foreign currency translation adjustments for the three and six months ended June 30, 2015 were $0.7 million and $2.9 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2016 were $1.1 million and $2.1 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2015 were $1.4 million and $2.7 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$383,151	$288,697
Receivables, net	477,018	566,289
Inventories	397,562	379,591
Other current assets	52,561	40,306
Total current assets	1,310,292	1,274,883
Property, plant, and equipment, net	393,909	413,644
Goodwill	967,850	972,606
Other intangible assets, net	292,498	310,763
Other assets	14,631	17,715
Total assets	$2,979,180	$2,989,611
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$1,113	$1,259
Accounts payable	133,483	163,286
Accrued expenses	108,796	131,863
Income taxes payable	6,601	7,956
Deferred revenue	190,825	181,671
Other current liabilities	41,500	37,190
Total current liabilities	482,318	523,225
Long-term debt, net	966,451	951,946
Deferred tax liabilities, net	58,870	54,447
Accrued pension and other postretirement benefit costs	101,720	103,723
Long-term portion of environmental reserves	14,512	14,017
Other liabilities	81,038	86,830
Total liabilities	1,704,909	1,734,188
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; shares issued were 49,187,378 at June 30, 2016 and 49,189,702 at December 31, 2015; outstanding shares were 44,422,803 at June 30, 2016 and 44,621,348 at December 31, 2015	49,187	49,190
Additional paid in capital	132,374	144,923
Retained earnings	1,651,851	1,590,645
Accumulated other comprehensive loss	(237,337)	(225,928)
Common treasury stock, at cost (4,764,575 shares at June 30, 2016 and 4,568,354 shares at December 31, 2015)	(321,804)	(303,407)
Total stockholders’ equity	1,274,271	1,255,423
Total liabilities and stockholders’ equity	$2,979,180	$2,989,611

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net earnings	$72,782	$41,728
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	48,987	51,538
Loss on sale of businesses	—	13,498
Gain on fixed asset disposals	(28)	(669)
Deferred income taxes	14,127	17,038
Share-based compensation	4,985	4,626
Impairment of assets held for sale	—	40,813
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	85,281	(29,713)
Inventories	(14,527)	(15,889)
Progress payments	(345)	(2,255)
Accounts payable and accrued expenses	(65,856)	(56,781)
Deferred revenue	9,153	(22,115)
Income taxes	(25,412)	(30,962)
Net pension and postretirement liabilities	412	(138,696)
Termination of interest rate swap	20,405	—
Other current and long-term assets and liabilities	6,667	16,569
Net cash provided by (used for) operating activities	156,631	(111,270)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	244	837
Proceeds from divestitures, net of cash sold and transaction costs	—	22,730
Additions to property, plant, and equipment	(15,733)	(15,689)
Acquisition of businesses, net of cash acquired	(295)	(13,228)
Additional consideration on prior period acquisitions	—	(436)
Net cash used for investing activities	(15,784)	(5,786)
Cash flows from financing activities:
Borrowings under revolving credit facility	3,755	27,394
Payment of revolving credit facility	(3,901)	(27,425)
Repurchases of common stock	(54,958)	(97,114)
Proceeds from share-based compensation	13,098	9,253
Dividends paid	(5,797)	(6,184)
Excess tax benefits from share-based compensation plans	6,220	3,790
Other	(308)	281
Net cash used for financing activities	(41,891)	(90,005)
Effect of exchange-rate changes on cash	(4,502)	1,925
Net increase (decrease) in cash and cash equivalents	94,454	(205,136)
Cash and cash equivalents at beginning of period	288,697	450,116
Cash and cash equivalents at end of period	$383,151	$244,980
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$775	$347
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	145,461	—	—
Other comprehensive loss, net of tax	—	—	—	(97,517)	—
Dividends paid	—	—	(24,122)	—	—
Restricted stock, net of tax	—	(10,303)	—	—	13,734
Stock options exercised, net of tax	—	(11,349)	—	—	45,743
Other	—	(647)	—	—	647
Share-based compensation	—	9,179	—	—	294
Repurchase of common stock	—	—	—	—	(294,130)
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	72,782	—	—
Other comprehensive loss, net of tax	—	—	—	(11,409)	—
Dividends declared	—	—	(11,576)	—	—
Restricted stock, net of tax	—	(10,921)	—	—	14,450
Stock options exercised, net of tax	—	(5,161)	—	—	20,951
Other	(3)	(1,027)	—	—	735
Share-based compensation	—	4,560	—	—	425
Repurchase of common stock	—	—	—	—	(54,958)
June 30, 2016	$49,187	$132,374	$1,651,851	$(237,337)	$(321,804)

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

During the second quarter of 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China.  The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. During the three and six months ended June 30, 2016 and 2015, there were no other individual significant changes in estimated contract costs.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The aggregate financial results of all discontinued operations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$—	$23,025	$—	$57,284
Earnings / (loss) from discontinued operations before income taxes (1)	—	153	—	(39,959)
Income tax benefit / (expense)	—	(3,759)	—	8,956
Loss on sale of businesses (2)	—	(10,778)	—	(10,613)
Loss from discontinued operations	$—	$(14,384)	$—	$(41,616)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Loss from discontinued operations before income taxes includes approximately $41 million of held for sale impairment expense recorded in the six months ended June 30, 2015.

(2) Net of tax benefit for the three and six months ended June 30, 2015 of $3.1 million, respectively.

Divestitures

In May 2015, the Corporation completed the divestiture of its Downstream oil and gas business for $19 million, net of transaction costs and realized an additional pre-tax loss on divestiture of $14 million. The business had recorded impairment charges of $40 million during the six months ended June 30, 2015.

In January 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million).

During 2015, the Corporation disposed of five businesses in total aggregating to total cash proceeds of $31 million. The divestitures resulted in aggregate pre-tax losses in excess of $17 million, and tax benefits of approximately $3.3 million. Aggregate net sales attributable to these 2015 divestitures and facility closures for the three and six months ended June 30, 2015 were $23 million and $57.3 million, respectively, and loss before income taxes for the three and six months ended June 30, 2015 were $14.4 million and $41.6 million, respectively.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Billed receivables:
Trade and other receivables	$342,092	$435,172
Less: Allowance for doubtful accounts	(5,366)	(5,664)
Net billed receivables	336,726	429,508
Unbilled receivables:
Recoverable costs and estimated earnings not billed	159,896	153,045
Less: Progress payments applied	(19,604)	(16,264)
Net unbilled receivables	140,292	136,781
Receivables, net	$477,018	$566,289

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

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$204,841	$196,684
Work-in-process	82,255	79,406
Finished goods and component parts	118,717	114,931
Inventoried costs related to long-term contracts	55,553	51,774
Gross inventories	461,366	442,795
Less: Inventory reserves	(53,189)	(48,904)
Progress payments applied	(10,615)	(14,300)
Inventories	$397,562	$379,591

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $31.0 million and $29.7 million, as of June 30, 2016 and December 31, 2015, respectively. These capitalized costs will be liquidated as production units are delivered to the customers.  As of June 30, 2016 and December 31, 2015, $3.9 million and $2.5 million, respectively, are scheduled to be liquidated under existing firm orders.

5.           GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2015	$447,828	$337,603	$187,175	$972,606
Foreign currency translation adjustment	(4,782)	(178)	204	(4,756)
June 30, 2016	$443,046	$337,425	$187,379	$967,850

6.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2016			December 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$170,282	$(95,529)	$74,753	$171,382	$(91,430)	$79,952
Customer related intangibles	355,733	(150,182)	205,551	357,538	(140,816)	216,722
Other intangible assets	37,242	(25,048)	12,194	37,200	(23,111)	14,089
Total	$563,257	$(270,759)	$292,498	$566,120	$(255,357)	$310,763

Total intangible amortization expense for the six months ended June 30, 2016 was $16.8 million as compared to $17.2 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2016 through 2020 is $33.3 million, $32.8 million, $31.7 million, $29.9 million, and $28.0 million, respectively.

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

On February 5, 2016, the Corporation terminated its March 2013 and January 2012 interest rate swap agreements. As a result of the termination, the Corporation received a cash payment of $20.4 million, representing the fair value of the interest rate

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

swaps on the date of termination. In connection with the termination, the Corporation and the counterparties released each other from all obligations under the interest rate swaps agreement, including, without limitation, the obligation to make periodic payments under such agreements. The gain on termination is reflected as a bond premium to our notes' carrying value and amortized prospectively into interest expense over the remaining terms of the Senior Notes.

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

Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are valued at a Level 2.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

(In thousands)	June 30, 2016	December 31, 2015
Assets
Designated for hedge accounting
Interest rate swaps	$—	$3,083
Undesignated for hedge accounting
Forward exchange contracts	$374	$223
Total asset derivatives (A)	$374	$3,306
Liabilities
Undesignated for hedge accounting
Forward exchange contracts	961	673
Total liability derivatives (B)	$961	$673

(A)Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.
(B)Forward exchange derivatives are included in Other current liabilities.

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

The location and amount of gains on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting loss on the related interest rate swaps for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Other income, net
Loss on interest rate swaps	$—	$(16,232)	$—	$(4,322)
Gain on hedged fixed rate debt	—	16,232	—	4,322
Total	$—	$—	$—	$—

Undesignated hedges

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Derivatives not designated as hedging instrument	2016	2015	2016	2015
Forward exchange contracts:
General and administrative expenses	$(4,452)	$2,528	$(5,036)	$1,556

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of June 30, 2016.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	150,000	156,982	150,000	158,024
3.84% Senior notes due 2021	100,000	105,589	100,307	100,307
3.70% Senior notes due 2023	225,000	235,497	225,000	224,322
3.85% Senior notes due 2025	100,000	105,565	100,450	100,450
4.24% Senior notes due 2026	200,000	216,485	201,422	201,422
4.05% Senior notes due 2028	75,000	79,699	75,904	75,904
4.11% Senior notes due 2028	100,000	106,909	100,000	99,720
Other debt	1,113	1,113	1,259	1,259
Total debt	951,113	1,007,839	954,342	961,408
Unamortized debt issuance costs (1)	(1,060)	(1,060)	(1,137)	(1,137)
Unamortized interest rate swap proceeds (2)	17,511	17,511	—	—
Total debt, net	$967,564	$1,024,290	$953,205	$960,271

(1) Effective for 2016, the Company adopted ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs requiring unamortized debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Prior year balances have been reclassified to reflect the current year presentation.

(2) In February 2016, the Company terminated its interest rate swap agreements.   Upon termination of the interest rate swaps, the Corporation received $20.4 million in cash and recorded a deferred gain of $18.3 million.  As of June 30, 2016, the remaining benefit of $17.5 million was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt.

Nonrecurring measurements
As discussed in Note 2, Discontinued Operations and Assets Held For Sale, the Corporation classified certain businesses as held for sale during 2014. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amount of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the six months ended June 30, 2015. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2015 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$6,248	$7,137	$12,485	$14,273
Interest cost	7,709	7,497	15,412	14,988
Expected return on plan assets	(13,590)	(13,688)	(27,171)	(27,367)
Amortization of prior service cost	(11)	156	(23)	311
Amortization of unrecognized actuarial loss	3,093	3,866	6,186	7,731
Net periodic benefit cost	$3,449	$4,968	$6,889	$9,936

During the six months ended June 30, 2016, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and does not expect to make any contributions in 2016. Effective May 1, 2016, the Corporation completed the merger of three frozen UK defined benefit pension schemes by merging the Metal Improvement Company Salaried Staff Pension Scheme and the Mechetronics Limited Retirement Benefits Scheme into the Curtiss-Wright Penny & Giles Pension Plan. The Penny & Giles Plan was then renamed the Curtiss-Wright UK Pension Plan.

In connection with the merger, the Corporation made an additional £3 million (approximately $4.4 million) cash contribution to the plan, and executed a Parent Company Guarantee to further increase the security of members’ pension benefits. The merger will benefit the Corporation by cost reduction achieved through streamlined advisor services and more efficient Trust administration.

Scheduled contributions to the foreign benefit plans are not expected to be material in 2016.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the six months ended June 30, 2016 and 2015, the expense relating to the plan was $6.0 million and $7.5 million, respectively.   The Corporation made $9.1 million in contributions to the plan during the six months ended June 30, 2016, and expects to make total contributions of $11.5 million in 2016.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	44,487	47,224	44,526	47,466
Dilutive effect of share based compensation	677	1,034	669	1,021
Diluted weighted-average shares outstanding	45,164	48,258	45,195	48,487

As of June 30, 2016 and June 30, 2015, respectively, there were no stock options outstanding that were considered anti-dilutive.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Net sales
Commercial/Industrial	$290,428	$305,074	$565,633	$604,972
Defense	114,877	120,149	220,607	234,501
Power	129,123	121,661	252,869	256,796
Less: Intersegment revenues	(1,662)	(1,690)	(2,836)	(4,876)
Total consolidated	$532,766	$545,194	$1,036,273	$1,091,393

Operating income (expense)
Commercial/Industrial	$38,957	$45,253	$69,009	$88,542
Defense	18,609	24,391	35,454	42,418
Power	16,114	1,454	30,742	20,966
Corporate and eliminations (1)	(5,591)	(5,656)	(9,853)	(13,649)
Total consolidated	$68,089	$65,442	$125,352	$138,277

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Total operating income	$68,089	$65,442	$125,352	$138,277
Interest expense	10,273	8,985	20,206	17,981
Other income (expense), net	101	(37)	335	444
Earnings from continuing operations before income taxes	$57,917	$56,420	$105,481	$120,740

(In thousands)	June 30, 2016	December 31, 2015
Identifiable assets
Commercial/Industrial	$1,469,641	$1,480,052
Defense	805,307	800,613
Power	535,348	629,612
Corporate and Other	168,884	79,334
Total consolidated	$2,979,180	$2,989,611

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
Current period other comprehensive loss	(87,527)	(9,990)	(97,517)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive loss before reclassifications (1)	(14,541)	(326)	(14,867)
Amounts reclassified from accumulated other comprehensive loss (1)	—	3,458	3,458
Net current period other comprehensive income (loss)	(14,541)	3,132	(11,409)
June 30, 2016	$(122,351)	$(114,986)	$(237,337)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	351	(1)
Amortization of actuarial losses	(5,901)	(1)
	(5,550)	Total before tax
	2,092	Income tax
Total reclassifications	$(3,458)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost. See Note 8, Pension and Other Postretirement Benefit Plans.

12.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

The Corporation has been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, the Corporation has not been found liable for or paid any material sum of money in settlement in any case.  The Corporation believes its minimal use of asbestos in its past operations and the relatively non-friable condition of asbestos in its products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate.  The Corporation maintains insurance coverage for these potential liabilities and believes adequate coverage exists to cover any unanticipated asbestos liability.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2016 and December 31, 2015, there were $35.4 million and $37.3 million of stand-by letters of credit outstanding, respectively, and $13.6 million and $14.7 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of June 30, 2016, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of June 30, 2016.  As of June 30, 2016, the range of possible loss is $0 to $53 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 37% of our 2016 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three and six month periods ended June 30, 2016. The financial information as of June 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our Form 10-K.

The MD&A is organized into the following sections: Consolidated Statements of Earnings, Results by Business Segment, and Liquidity and Capital Resources. Our discussion will be focused on the overall results of continuing operations followed by a more detailed discussion of those results within each of our reportable segments.

Our three reportable segments are generally concentrated in a few end markets; however, each may have sales across several end markets.  An end market is defined as an area of demand for products and services.  The sales for the relevant markets will be discussed throughout the MD&A.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2016	2015	% change	2016	2015	% change
Sales
Commercial/Industrial	$290,046	$304,465	(5)%	$564,773	$602,352	(6)%
Defense	113,961	119,651	(5)%	219,352	233,151	(6)%
Power	128,759	121,078	6%	252,148	255,890	(1)%
Total sales	$532,766	$545,194	(2)%	$1,036,273	$1,091,393	(5)%

Operating income
Commercial/Industrial	$38,957	$45,253	(14)%	$69,009	$88,542	(22)%
Defense	18,609	24,391	(24)%	35,454	42,418	(16)%
Power	16,114	1,454	1,008%	30,742	20,966	47%
Corporate and eliminations	(5,591)	(5,656)	1%	(9,853)	(13,649)	28%
Total operating income	$68,089	$65,442	4%	$125,352	$138,277	(9)%

Interest expense	10,273	8,985	14%	20,206	17,981	12%
Other income, net	101	(37)	NM	335	444	NM

Earnings before taxes	57,917	56,420	3%	105,481	120,740	(13)%
Provision for income taxes	(17,954)	(16,299)	10%	(32,699)	(37,396)	(13)%
Net earnings from continuing operations	$39,963	$40,121		$72,782	$83,344

New orders	$523,649	$525,367	—%	$1,152,269	$1,153,984	—%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	—%	(5%)	(13%)
Acquisitions	—%	—%	1%	—%
Foreign currency	—%	4%	(1%)	4%
Total	(2%)	4%	(5%)	(9%)

Sales for the second quarter of 2016 decreased $12 million, or 2%, to $533 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial segment and Defense segment decreased $14 million and $6 million, respectively, while sales in the Power segment increased $8 million.

Sales during the six months ended June 30, 2016 decreased $55 million, or 5%, to $1,036 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense and Power segments decreased $37 million, $14 million, and $4 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter of 2016 increased $3 million, or 4%, to $68 million, and operating margin increased 80 basis points to 12.8% compared with the same period in 2015. The increase in operating income and margin is attributable to the Power segment which benefited from an unfavorable contract adjustment of $11.5 million related to our long-term AP 1000

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

China contract with Westinghouse recorded during the prior year period. In addition, higher AP1000 program revenues and reduced costs benefited operating income in the Power segment. This increase was partially offset by lower operating income in the Commercial/Industrial and Defense segments, primarily due to lower sales volumes, as well as a favorable prior year adjustment of $4 million in the Defense segment related to the receipt of a production contract for turret drive stabilization systems (TDSS).

For the first six months of 2016, operating income decreased $13 million, or 9%, to $125 million, and operating margin decreased 600 basis points to 12.1%. Lower operating income was primarily due to lower sales volumes in the Commercial/Industrial and Defense segments, approximately $3 million of Commercial/Industrial restructuring costs in the first quarter, and a one-time net benefit of $7 million recorded during the prior period in the Power segment for a termination change order on the former Progress Energy AP1000 plant. This decrease was partially offset by the benefit recognized from an unfavorable prior year contract adjustment of $11.5 million in the Power segment discussed above and improved operating results in the Power segment.

Non-segment operating expense in the second quarter of 2016 was essentially flat against the prior year period as lower pension expenses were offset by higher corporate expenses. Non-segment operating expense for the first six months of 2016 decreased $4 million, or 28%, to $10 million due to lower pension costs and lower foreign currency translation losses in the current period.

Interest expense in the second quarter and first six months of 2016 increased $1 million, or 14%, to $10 million and $2 million, or 12%, to $20 million, respectively, from the comparable prior year periods, primarily due to the termination of our interest rate swaps in the first quarter of 2016.

The effective tax rate for the three months ended June 30, 2016 was 31.0%, as compared to an effective tax rate of 28.9% in the prior year period, was principally driven by reduced foreign earnings offset by enhanced manufacturing deduction in the current year.  The prior year included increased foreign research and development tax benefits and favorable adjustments to certain valuation allowances that did not recur.  The effective tax rate for the six months ended June 30, 2016 of 31.0% was flat compared to the prior year.

Comprehensive income in the second quarter of 2016 was $10 million, compared to comprehensive income of $60 million in the prior year period. The change was primarily due to the following:

•
Net earnings from continuing operations were essentially flat compared to the prior year period, as higher operating income was partially offset by higher interest expense. Net earnings from discontinued operations were zero in the current period as compared to a loss of $14 million in the prior period. Total net earnings increased $14 million as a result of the above.

•
Foreign currency translation adjustments in the second quarter of 2016 resulted in a $32 million comprehensive loss, compared to a $32 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound.

•
Pension and postretirement adjustments within comprehensive income decreased approximately $1 million, to $2 million, due to a reduction in the amortization of prior service costs and actuarial losses.

Comprehensive income in the first six months of 2016 was $61 million, compared to comprehensive income of $22 million in the prior year period. The change was primarily due to the following:

•
Net earnings from continuing operations decreased $11 million, or 13%, to $73 million, primarily due to the lower operating income discussed above. This was more than offset by the increase in net earnings from discontinued operations which were zero in the current period as compared to a loss of $42 million in the prior period. Total net earnings increased $31 million as a result of the above.

•
Foreign currency translation adjustments for the first six months of 2016 resulted in a $15 million comprehensive loss, compared to a $25 million comprehensive loss in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound, partially offset by increases in the Canadian dollar.

•
Pension and postretirement adjustments within comprehensive income decreased approximately $2 million, to $3 million, due to a reduction in the amortization of prior service costs and actuarial losses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders decreased $2 million during both the three and six month periods ended June 30, 2016, from the prior year periods. These decreases were primarily driven by a decrease in new orders of $58 million and $86 million in the Defense segment during the three and six months ended June 30, 2016, respectively, due to a significant prior year order for our TDSS products. These decreases were partially offset by increases in new orders in the Commercial/Industrial and Power segments of $10 million and $46 million, respectively, in the second quarter and $31 million and $53 million, respectively, for the first six months of 2016. The increases in both periods within the Commercial/Industrial segment were primarily due to organic growth in both our naval valves and sensors and controls products. The increases in both periods in the Power segment were driven primarily by an order received during the current period for the purchase of pumps by a commercial customer as well as due to the timing of funding received from certain government customers.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2016	2015	% change		2016	2015	% change
Sales	$290,046	$304,465	(5%)		$564,773	$602,352	(6%)
Operating income	38,957	45,253	(14%)		69,009	88,542	(22%)
Operating margin	13.4%	14.9%	(150	) bps	12.2%	14.7%	(250	) bps
New orders	$280,332	$270,141	4%		$637,719	$606,674	5%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	(16%)	(6%)	(24%)
Acquisitions	—%	—%	1%	1%
Foreign currency	(1%)	2%	(1%)	1%
Total	(5%)	(14%)	(6%)	(22%)

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the second quarter decreased $14 million, or 5%, to $290 million from the prior year period. In the general industrial market, we experienced lower sales of severe-service valves to oil and gas markets of $15 million as well as a reduction in sales for industrial vehicle products. Within the commercial aerospace market, higher sales of actuation and sensors and control products, primarily to Boeing, were partially offset by lower sales of surface technology services, primarily to Airbus.

Sales during the six months ended June 30, 2016 decreased $37 million, or 6%, to $565 million from the prior year period. In the general industrial market, we experienced lower sales of severe-service valves to oil and gas markets of $29 million as well as a reduction in sales for industrial vehicle products. Within the commercial aerospace market, higher sales of actuation and sensors and control products, primarily to Boeing, were partially offset by lower sales of surface technology services, primarily to Airbus.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the second quarter decreased $6 million, or 14%, to $39 million from the prior year period, while operating margin decreased 150 basis points to 13.4%. The decreases in operating income and operating margin were primarily driven by lower sales volumes of our severe-service industrial valves. These decreases were partially offset by higher sales volumes of actuation and sensors and control products, primarily to Boeing.

Operating income during the six months ended June 30, 2016 decreased $20 million, or 22%, to $69 million from the prior year period, while operating margin decreased 250 basis points to 12.2%. The decreases in operating income and operating margin were primarily driven by lower sales volumes of our severe-service industrial valves and surface technology treatment services. Operating income and operating margin were also impacted by first quarter restructuring costs of approximately $3 million, which we expect to produce cost savings in the second half of 2016.

New orders increased $10 million and $31 million during the three and six months ended June 30, 2016, respectively, against the comparable prior year periods. The increase in new orders is primarily due to organic growth in our naval valves and sensors and controls products.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2016	2015	% change		2016	2015	% change
Sales	$113,961	$119,651	(5%)		$219,352	$233,151	(6%)
Operating income	18,609	24,391	(24%)		35,454	42,418	(16%)
Operating margin	16.3%	20.4%	(410	) bps	16.2%	18.2%	(200	) bps
New orders	$92,732	$150,294	(38%)		$198,624	$285,000	(30%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	(30%)	(5%)	(25%)
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	6%	(1%)	9%
Total	(5%)	(24%)	(6%)	(16%)

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the second quarter decreased $6 million, or 5%, to $114 million from the prior year period, primarily due to lower sales in the commercial aerospace and ground defense markets. The decrease in sales in the commercial aerospace market is primarily due to lower sales of avionics and electronics equipment. Sales in the ground defense market decreased primarily due to lower sales of TDSS products on international ground defense platforms.

Sales during the six months ended June 30, 2016 decreased $14 million, or 6%, to $219 million from the prior year period, primarily due to lower sales in the aerospace defense, commercial aerospace, and ground defense markets. The decrease in sales in the aerospace defense market is primarily due to lower foreign military sales. The decrease in sales in the commercial aerospace market is primarily due to lower sales of avionics and electronics equipment. Sales in the ground defense market

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

decreased primarily due to lower production levels on the Abrams tank and lower sales of TDSS products on international ground defense platforms, partially offset by increased sales of embedded computing products on the G/ATOR program.

Operating income during the second quarter decreased $6 million, or 24%, to $19 million, and operating margin decreased 410 basis points from the prior year quarter to 16.3%. The decrease in operating income was driven by lower sales volumes in our commercial avionics and electronics business as well as a favorable prior year adjustment of $4 million related to the receipt of a TDSS production contract. These decreases were partially offset by favorable foreign currency translation of approximately $2 million.

Operating income during the six months ended June 30, 2016 decreased $7 million, or 16%, to $35 million, and operating margin decreased 200 basis points from the prior year period to 16.2%. The decrease in operating income was driven primarily by lower sales volumes in our commercial avionics and electronics business as well as a favorable prior year adjustment of $4 million related to the receipt of a TDSS production contract. These decreases were partially offset by favorable foreign currency translation of approximately $4 million.

New orders decreased by $58 million and $86 million during the three and six months ended June 30, 2016, respectively, against the comparable prior year periods, primarily due to a significant TDSS production contract received during the second quarter of 2015 as well as the timing of government orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2016	2015	% change		2016	2015	% change
Sales	$128,759	$121,078	6%		$252,148	$255,890	(1%)
Operating income	16,114	1,454	1,008%		30,742	20,966	47%
Operating margin	12.5%	1.2%	1,130	bps	12.2%	8.2%	400	bps
New orders	$150,585	$104,932	44%		$315,926	$262,310	20%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	6%	1,011%	(1%)	47%
Acquisitions	—%	—%	—%	—%
Foreign currency	—%	(3%)	—%	—%
Total	6%	1,008%	(1%)	47%

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the second quarter increased $8 million, or 6%, to $129 million, from the prior year period, primarily due to higher production levels on the AP1000 programs during the current period which resulted in higher sales of $15 million. This increase was partially offset by lower aftermarket sales of $12 million supporting domestic nuclear operating reactors. Sales increased $4 million in the naval defense market, primarily due to higher sales of $7 million associated with the development phase of the Ohio replacement submarine program, partially offset by lower sales of $5 million of CVN-79 pumps and valves as production is nearing completion.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales for the six months ended June 30, 2016 decreased $4 million, or 1%, to $252 million from the prior year period. The decrease in sales is primarily due to lower aftermarket sales of $17 million supporting domestic nuclear operating reactors and a one-time net benefit of $10 million recorded during the prior period for a termination change order on the former Progress Energy AP1000 plant. These decreases were partially offset by higher production levels on the AP1000 programs of $16 million and higher aftermarket sales of $5 million supporting international nuclear operating reactors.

Operating income in the second quarter of 2016 increased $15 million, or 1,008%, to $16 million, and operating margin increased 1,130 basis points from the comparative prior year period to 12.5%. The increases in operating income and operating margin were primarily driven by higher AP1000 sales volumes and lower costs and an unfavorable contract adjustment of $11.5 million recorded during the prior year period. These increases were partially offset by lower operating income due to the unfavorable impact of lower sales volumes and sales mix supporting domestic nuclear operating reactors.

Operating income during the six months ended June 30, 2016 increased $10 million, or 47%, to $31 million, and operating margin increased 400 basis points from the comparative prior year period to 12.2%. The increases in operating income and operating margin were primarily driven by higher AP1000 sales volumes and lower costs which resulted in a $7 million benefit and increased profitability related to our naval defense programs. Additionally, the current period benefited by approximately $4.5 million due to certain one-time items that occurred during the prior period. In the prior period, we recorded an unfavorable contract adjustment of $11.5 million that was partially offset by a one-time net benefit of $7 million due to the receipt of a termination change order on the former Progress Energy AP1000 plant. These increases were partially offset by lower operating income due to the unfavorable impact of lower sales volumes and sales mix supporting domestic nuclear operating reactors.

New orders increased $46 million and $53 million during the three and six months ended June 30, 2016, respectively, primarily due to the timing of funding for pumps and generators with government customers as well as an order placed during the current period for the purchase of pumps by a commercial customer.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2016	2015	% change	2016	2015	% change
Defense markets:
Aerospace	$76,167	$75,766	1%	$137,715	$147,107	(6%)
Ground	19,886	24,233	(18%)	39,062	42,893	(9%)
Naval	104,509	100,117	4%	197,460	189,884	4%
Other	2,415	1,529	58%	3,669	3,550	3%
Total Defense	$202,977	$201,645	1%	$377,906	$383,434	(1%)

Commercial markets:
Aerospace	$104,062	$98,889	5%	$206,249	$200,078	3%
Power Generation	95,768	94,242	2%	195,618	207,478	(6%)
General Industrial	129,959	150,418	(14%)	256,500	300,403	(15%)
Total Commercial	$329,789	$343,549	(4%)	$658,367	$707,959	(7%)

Total Curtiss-Wright	$532,766	$545,194	(2%)	$1,036,273	$1,091,393	(5%)

*Certain amounts in the prior year have been reclassed to conform to the current year presentation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Defense markets
Sales during the three months ended June 30, 2016 increased $1 million, or approximately 1%, to $203 million against the prior year period, primarily due to higher sales in naval defense related to the development phase of the Ohio replacement submarine program. This increase was partially offset by lower sales in the ground defense market due to lower sales of TDSS products on international ground defense platforms.

Sales during the six months ended June 30, 2016 decreased $6 million, or approximately 1%, to $378 million against the prior year period, primarily due to lower sales in the aerospace defense and ground defense markets. The decrease in sales in the aerospace defense market is primarily due to lower foreign military sales. The decrease in sales in the ground defense market is primarily to lower sales of TDSS products on international ground defense platforms. These decreases were partially offset by higher sales in naval defense related to the development phase of the Ohio replacement submarine program.

Commercial markets
Sales during the three months ended June 30, 2016 decreased $14 million, or 4%, to $330 million, against the prior year period, primarily due to decreases in the general industrial market as a result of reduced sales of our severe-service industrial valves. These decreases were partially offset due to increased sales in the commercial aerospace market due to higher sales of actuation and sensors and control products, primarily to Boeing.

Sales during the first six months ended June 30, 2016 decreased $50 million, or 7%, to $658 million against the prior year period primarily in the general industrial market as a result of reduced sales of our severe-service industrial valves and lower aftermarket sales in the power generation market supporting domestic nuclear operating reactors. These decreases in sales in the power generation market were partially offset by higher production levels on the AP1000 programs.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	June 30, 2016	June 30, 2015
Cash provided by (used):
Operating activities	$156,631	$(111,270)
Investing activities	(15,784)	(5,786)
Financing activities	(41,891)	(90,005)
Effect of exchange-rate changes on cash	(4,502)	1,925
Net increase (decrease) in cash and cash equivalents	94,454	(205,136)

Net cash provided by (used for) operating activities increased $268 million from the prior year period.  The increase was primarily due to a voluntary pension contribution of $145 million made during the first quarter of 2015. The remaining increase in cash from operating activities is primarily due to net collections in 2016 related to the AP1000 program of $83 million, and a one-time $20 million benefit as a result of the interest rate swap termination.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used for investing activities increased $10 million from the prior year period. Cash used for investing activities in 2015 benefited from cash received from divestitures of $23 million, partially offset by cash used for acquisitions of $13 million. Capital expenditures of $16 million during the six months ended June 30, 2016 were consistent with the prior year period.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 4.0% and 3.9% for the three and six months ended June 30, 2016, respectively, as compared to an average interest rate of 3.3% for the comparable periods ended June 30, 2015. The increase in average interest rates on the Corporation’s outstanding debt is primarily attributable to the termination of our interest rate swaps in February 2016. The Corporation’s average debt outstanding for both the three and six months ended June 30, 2016 was $950 million, as compared to $959 million for the comparable periods ended June 30, 2015.

Revolving Credit Agreement

As of the end of June 30, 2016, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $35 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at June 30, 2016 was $465 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2016, the Company used $55 million of cash to repurchase approximately 745,000 outstanding shares under its share repurchase program. During the six months ended June 30, 2015, the Corporation used $97 million of cash to repurchase approximately 1,353,000 outstanding shares.

Dividends

The Company made dividend payments of $6 million during each of the six month periods ended June 30, 2016 and 2015.

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

As of June 30, 2016, we had the ability to borrow additional debt of $829 million without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the six months ended June 30, 2016.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2015 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2016 our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the six months ended June 30, 2016. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2015 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2016.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	109,400	$76.13	537,947	$162,062,699
May 1 - May 31	103,900	80.05	641,847	153,745,659
June 1 - June 30	103,300	84.26	745,147	145,042,059
For the quarter ended	316,600	$80.07	745,147	$145,042,059

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2016.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2016 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2015 Annual Report on Form 10-K.

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
Dated: July 28, 2016