Form 10-Q
period 2016-09-30
CURTISS WRIGHT CORP
filed 2016-10-27
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

or

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

Common Stock, par value $1.00 per share: 44,228,169 shares (as of September 30, 2016).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net sales
Product sales	$413,905	$427,732	$1,244,148	$1,313,290
Service sales	93,187	97,803	299,218	303,638
Total net sales	507,092	525,535	1,543,366	1,616,928
Cost of sales
Cost of product sales	261,488	284,007	806,092	864,701
Cost of service sales	61,128	56,034	195,515	193,286
Total cost of sales	322,616	340,041	1,001,607	1,057,987
Gross profit	184,476	185,494	541,759	558,941
Research and development expenses	14,071	15,050	44,467	45,633
Selling expenses	26,273	30,247	85,025	90,440
General and administrative expenses	67,559	76,384	210,342	220,778
Operating income	76,573	63,813	201,925	202,090
Interest expense	10,488	8,972	30,694	26,953
Other income, net	483	161	818	605
Earnings from continuing operations before income taxes	66,568	55,002	172,049	175,742
Provision for income taxes	(20,636)	(16,860)	(53,335)	(54,256)
Earnings from continuing operations	45,932	38,142	118,714	121,486
Loss from discontinued operations, net of taxes	—	(4,258)	—	(45,874)
Net earnings	$45,932	$33,884	$118,714	$75,612
Basic earnings per share
Earnings from continuing operations	$1.04	$0.82	$2.67	$2.58
Loss from discontinued operations	—	(0.09)	—	(0.97)
Total	$1.04	$0.73	$2.67	$1.61
Diluted earnings per share
Earnings from continuing operations	$1.02	$0.80	$2.63	$2.53
Loss from discontinued operations	—	(0.09)	—	(0.96)
Total	$1.02	$0.71	$2.63	$1.57
Dividends per share	0.13	0.13	0.39	0.39
Weighted-average shares outstanding:
Basic	44,323	46,366	44,457	47,082
Diluted	44,997	47,395	45,128	48,106

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$45,932	$33,884	$118,714	$75,612
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$(12,366)	$(37,689)	$(26,907)	$(62,281)
Pension and postretirement adjustments, net of tax (2)	1,634	908	4,766	5,677
Other comprehensive loss, net of tax	(10,732)	(36,781)	(22,141)	(56,604)
Comprehensive income (loss)	$35,200	$(2,897)	$96,573	$19,008

(1) The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and nine months ended September 30, 2016 were $0.7 million and $1.0 million, respectively. The tax benefit (expense) included in other comprehensive loss for foreign currency translation adjustments for the three and nine months ended September 30, 2015 were $(0.2) million and $2.8 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2016 were $0.9 million and $3.0 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2015 were $0.5 million and $3.2 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$452,053	$288,697
Receivables, net	462,004	566,289
Inventories	399,638	379,591
Other current assets	49,438	40,306
Total current assets	1,363,133	1,274,883
Property, plant, and equipment, net	387,458	413,644
Goodwill	964,446	972,606
Other intangible assets, net	283,670	310,763
Other assets	15,277	17,715
Total assets	$3,013,984	$2,989,611
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$802	$1,259
Accounts payable	133,101	163,286
Accrued expenses	116,778	131,863
Income taxes payable	6,461	7,956
Deferred revenue	196,609	181,671
Other current liabilities	34,264	37,190
Total current liabilities	488,015	523,225
Long-term debt, net	966,040	951,946
Deferred tax liabilities, net	73,650	54,447
Accrued pension and other postretirement benefit costs	100,999	103,723
Long-term portion of environmental reserves	14,534	14,017
Other liabilities	83,731	86,830
Total liabilities	1,726,969	1,734,188
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; shares issued were 49,187,378 at September 30, 2016 and 49,189,702 at December 31, 2015; outstanding shares were 44,228,169 at September 30, 2016 and 44,621,348 at December 31, 2015	49,187	49,190
Additional paid in capital	134,597	144,923
Retained earnings	1,692,026	1,590,645
Accumulated other comprehensive loss	(248,069)	(225,928)
Common treasury stock, at cost (4,959,209 shares at September 30, 2016 and 4,568,354 shares at December 31, 2015)	(340,726)	(303,407)
Total stockholders’ equity	1,287,015	1,255,423
Total liabilities and stockholders’ equity	$3,013,984	$2,989,611

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net earnings	$118,714	$75,612
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	72,419	76,428
(Gain) / Loss on sale of businesses	(845)	15,759
Gain on fixed asset disposals	(194)	(1,058)
Deferred income taxes	(6,388)	14,683
Share-based compensation	7,813	7,225
Impairment of assets held for sale	—	40,813
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	95,200	(13,079)
Inventories	(18,613)	(29,354)
Progress payments	4,094	375
Accounts payable and accrued expenses	(58,162)	(55,086)
Deferred revenue	14,937	(27,900)
Income taxes	8,936	19,750
Net pension and postretirement liabilities	2,723	(142,987)
Termination of interest rate swap	20,405	—
Other current and long-term assets and liabilities	6,173	14,128
Net cash provided by (used for) operating activities	267,212	(4,691)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	1,204	1,914
Proceeds from divestitures, net of cash sold and transaction costs	1,027	36,941
Additions to property, plant, and equipment	(26,127)	(23,848)
Acquisition of businesses, net of cash acquired	(295)	(13,263)
Additional consideration on prior period acquisitions	—	(436)
Net cash provided by (used for) investing activities	(24,191)	1,308
Cash flows from financing activities:
Borrowings under revolving credit facility	7,504	68,841
Payment of revolving credit facility	(7,961)	(68,521)
Principal payments on debt	—	(8,400)
Repurchases of common stock	(80,296)	(185,224)
Proceeds from share-based compensation	18,359	14,616
Dividends paid	(11,576)	(12,289)
Excess tax benefits from share-based compensation plans	6,771	4,243
Other	(469)	429
Net cash used for financing activities	(67,668)	(186,305)
Effect of exchange-rate changes on cash	(11,997)	(12,503)
Net increase (decrease) in cash and cash equivalents	163,356	(202,191)
Cash and cash equivalents at beginning of period	288,697	450,116
Cash and cash equivalents at end of period	$452,053	$247,925
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$688	$427
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	145,461	—	—
Other comprehensive loss, net of tax	—	—	—	(97,517)	—
Dividends paid	—	—	(24,122)	—	—
Restricted stock, net of tax	—	(10,303)	—	—	13,734
Stock options exercised, net of tax	—	(11,349)	—	—	45,743
Other	—	(647)	—	—	647
Share-based compensation	—	9,179	—	—	294
Repurchase of common stock	—	—	—	—	(294,130)
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	118,714	—	—
Other comprehensive loss, net of tax	—	—	—	(22,141)	—
Dividends declared	—	—	(17,333)	—	—
Restricted stock, net of tax	—	(10,921)	—	—	14,450
Stock options exercised, net of tax	—	(5,695)	—	—	27,297
Other	(3)	(1,081)	—	—	788
Share-based compensation	—	7,371	—	—	442
Repurchase of common stock	—	—	—	—	(80,296)
September 30, 2016	$49,187	$134,597	$1,692,026	$(248,069)	$(340,726)

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

During the second quarter of 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China.  The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. During the three and nine months ended September 30, 2016 and 2015, there were no other individual significant changes in estimated contract costs.

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

The aggregate financial results of all discontinued operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$—	$727	$—	$58,011
Loss from discontinued operations before income taxes (1)	—	(872)	—	(40,831)
Income tax benefit / (expense)	—	(1,231)	—	7,725
Loss on sale of businesses (2)	—	(2,155)	—	(12,768)
Loss from discontinued operations	$—	$(4,258)	$—	$(45,874)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Loss from discontinued operations before income taxes includes approximately $41 million of held for sale impairment expense recorded in the nine months ended September 30, 2015.

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

In May 2015, the Corporation completed the divestiture of its Downstream oil and gas business for $19 million, net of transaction costs. The business had recorded impairment charges of $40 million during the nine months ended September 30, 2015. In connection with the sale, the Corporation realized a pre-tax loss on divestiture of $18 million for the nine months ended September 30, 2015.

In January 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million).

For the year ended December 31, 2015, the Corporation disposed of five businesses in total aggregating to total cash proceeds of $31 million. The divestitures resulted in aggregate pre-tax losses in excess of $17 million, and tax benefits of approximately $3.3 million. Aggregate net sales attributable to these 2015 divestitures and facility closures for the three and nine months ended September 30, 2015 were $0.7 million and $58.0 million, respectively, and losses before income taxes for the three and nine months ended September 30, 2015 were $0.9 million and $40.8 million, respectively.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2016	December 31, 2015
Billed receivables:
Trade and other receivables	$323,336	$435,172
Less: Allowance for doubtful accounts	(5,296)	(5,664)
Net billed receivables	318,040	429,508
Unbilled receivables:
Recoverable costs and estimated earnings not billed	167,151	153,045
Less: Progress payments applied	(23,187)	(16,264)
Net unbilled receivables	143,964	136,781
Receivables, net	$462,004	$566,289

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$205,598	$196,684
Work-in-process	83,933	79,406
Finished goods and component parts	117,681	114,931
Inventoried costs related to long-term contracts	56,428	51,774
Gross inventories	463,640	442,795
Less: Inventory reserves	(52,531)	(48,904)
Progress payments applied	(11,471)	(14,300)
Inventories	$399,638	$379,591

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $29.9 million and $29.7 million, as of September 30, 2016 and December 31, 2015, respectively. These capitalized costs will be liquidated as production units are delivered to the customers.  As of September 30, 2016 and December 31, 2015, $1.7 million and $2.5 million, respectively, are scheduled to be liquidated under existing firm orders.

5.           GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2015	$447,828	$337,603	$187,175	$972,606
Divestiture	—	(452)	—	(452)
Foreign currency translation adjustment	(6,181)	(1,683)	156	(7,708)
September 30, 2016	$441,647	$335,468	$187,331	$964,446

6.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2016			December 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$169,558	$(97,373)	$72,185	$171,382	$(91,430)	$79,952
Customer related intangibles	354,727	(154,559)	200,168	357,538	(140,816)	216,722
Other intangible assets	37,159	(25,842)	11,317	37,200	(23,111)	14,089
Total	$561,444	$(277,774)	$283,670	$566,120	$(255,357)	$310,763

Total intangible amortization expense for the nine months ended September 30, 2016 was $24.9 million as compared to $26.2 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2016 through 2020 is $33.2 million, $32.7 million, $31.6 million, $29.8 million, and $27.9 million, respectively.

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

Based upon the fair value hierarchy, all of the forward foreign exchange contracts and interest rate swaps are valued at a Level 2.

Effects on Consolidated Balance Sheets

The location and amounts of derivative instrument fair values in the condensed consolidated balance sheet are below.

(In thousands)	September 30, 2016	December 31, 2015
Assets
Designated for hedge accounting
Interest rate swaps	$—	$3,083
Undesignated for hedge accounting
Forward exchange contracts	$25	$223
Total asset derivatives (A)	$25	$3,306
Liabilities
Undesignated for hedge accounting
Forward exchange contracts	506	673
Total liability derivatives (B)	$506	$673

(A)Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.
(B)Forward exchange derivatives are included in Other current liabilities.

Effects on Condensed Consolidated Statements of Earnings

Fair value hedge

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The location and amount of losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain on the related interest rate swaps for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Other income, net
Gain on interest rate swaps	$—	$16,954	$—	$12,632
Loss on hedged fixed rate debt	—	(16,954)	—	(12,632)
Total	$—	$—	$—	$—

Undesignated hedges

The location and amount of gains and (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Derivatives not designated as hedging instrument	2016	2015	2016	2015
Forward exchange contracts:
General and administrative expenses	$(3,596)	$(6,136)	$(8,632)	$(7,692)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of September 30, 2016.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	150,000	155,759	150,000	158,024
3.84% Senior notes due 2021	100,000	104,804	100,307	100,307
3.70% Senior notes due 2023	225,000	233,284	225,000	224,322
3.85% Senior notes due 2025	100,000	104,138	100,450	100,450
4.24% Senior notes due 2026	200,000	212,880	201,422	201,422
4.05% Senior notes due 2028	75,000	78,294	75,904	75,904
4.11% Senior notes due 2028	100,000	104,931	100,000	99,720
Other debt	802	802	1,259	1,259
Total debt	950,802	994,892	954,342	961,408
Unamortized debt issuance costs (1)	(1,022)	(1,022)	(1,137)	(1,137)
Unamortized interest rate swap proceeds (2)	17,062	17,062	—	—
Total debt, net	$966,842	$1,010,932	$953,205	$960,271

(1) Effective for 2016, the Company adopted ASU 2015-03 - Simplifying the Presentation of Debt Issuance Costs requiring unamortized debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Prior year balances have been reclassified to reflect the current year presentation.

(2) In February 2016, the Company terminated its interest rate swap agreements.   Upon termination of the interest rate swaps, the Corporation received $20.4 million in cash and recorded a deferred gain of $18.3 million.  As of September 30, 2016, the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

remaining benefit of $17.1 million was recorded as an increase in the long-term debt balance and will be recognized ratably as a reduction to future interest expense over the remaining life of the related debt.

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

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$6,347	$5,914	$18,832	$20,187
Interest cost	7,503	7,422	22,915	22,410
Expected return on plan assets	(13,462)	(13,601)	(40,633)	(40,968)
Amortization of prior service cost	(11)	151	(34)	462
Amortization of unrecognized actuarial loss	2,837	5,180	9,023	12,911
Settlement Charges	—	7,345	—	7,345
Net periodic benefit cost	$3,214	$12,411	$10,103	$22,347

During the nine months ended September 30, 2016, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and does not expect to make any contributions in 2016. Effective May 1, 2016, the Corporation completed the merger of three frozen UK defined benefit pension schemes by merging the Metal Improvement Company Salaried Staff Pension Scheme and the Mechetronics Limited Retirement Benefits Scheme into the Curtiss-Wright Penny & Giles Pension Plan. The Penny & Giles Plan was then renamed the Curtiss-Wright UK Pension Plan.

In connection with the merger, the Corporation made an additional £3 million (approximately $4.4 million) cash contribution to the plan. The merger will benefit the Corporation by cost reduction achieved through streamlined advisor services and more efficient trust administration.

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

Defined Contribution Retirement Plan

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation. During the nine months ended September 30, 2016 and 2015, the expense relating to the plan was $8.9 million and $9.6 million, respectively. The Corporation made $10.4 million in contributions to the plan during the nine months ended September 30, 2016, and expects to make total contributions of $11.5 million in 2016.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	44,323	46,366	44,457	47,082
Dilutive effect of share based compensation	674	1,029	671	1,024
Diluted weighted-average shares outstanding	44,997	47,395	45,128	48,106

As of September 30, 2016 and September 30, 2015, respectively, there were no stock options outstanding that were considered anti-dilutive.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Net sales
Commercial/Industrial	$276,179	$293,039	$841,812	$898,011
Defense	114,946	118,019	335,553	352,520
Power	117,929	115,898	370,798	372,694
Less: Intersegment revenues	(1,962)	(1,421)	(4,797)	(6,297)
Total consolidated	$507,092	$525,535	$1,543,366	$1,616,928

Operating income (expense)
Commercial/Industrial	$39,067	$40,259	$108,076	$128,801
Defense	28,822	25,477	64,276	67,895
Power	14,130	13,545	44,872	34,511
Corporate and eliminations (1)	(5,446)	(15,468)	(15,299)	(29,117)
Total consolidated	$76,573	$63,813	$201,925	$202,090

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Total operating income	$76,573	$63,813	$201,925	$202,090
Interest expense	10,488	8,972	30,694	26,953
Other income, net	483	161	818	605
Earnings from continuing operations before income taxes	$66,568	$55,002	$172,049	$175,742

(In thousands)	September 30, 2016	December 31, 2015
Identifiable assets
Commercial/Industrial	$1,451,198	$1,480,052
Defense	820,384	800,613
Power	528,052	629,612
Corporate and Other	214,350	79,334
Total consolidated	$3,013,984	$2,989,611

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
Current period other comprehensive loss	(87,527)	(9,990)	(97,517)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive loss before reclassifications (1)	(26,907)	(257)	(27,164)
Amounts reclassified from accumulated other comprehensive loss (1)	—	5,023	5,023
Net current period other comprehensive income (loss)	(26,907)	4,766	(22,141)
September 30, 2016	$(134,717)	$(113,352)	$(248,069)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	527	(1)
Amortization of actuarial losses	(8,596)	(1)
	(8,069)	Total before tax
	3,046	Income tax
Total reclassifications	$(5,023)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost. See Note 8, Pension and Other Postretirement Benefit Plans.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2016 and December 31, 2015, there were $36.9 million and $37.3 million of stand-by letters of credit outstanding, respectively, and $13.9 million and $14.7 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of September 30, 2016, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of September 30, 2016.  As of September 30, 2016, the range of possible loss is $0 to $55.5 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 38% of our 2016 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three and nine month periods ended September 30, 2016. The financial information as of September 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2016	2015	% change	2016	2015	% change
Sales
Commercial/Industrial	$275,649	$292,557	(6)%	$840,422	$894,909	(6)%
Defense	113,949	117,444	(3)%	333,301	350,595	(5)%
Power	117,494	115,534	2%	369,643	371,424	—%
Total sales	$507,092	$525,535	(4)%	$1,543,366	$1,616,928	(5)%

Operating income
Commercial/Industrial	$39,067	$40,259	(3)%	$108,076	$128,801	(16)%
Defense	28,822	25,477	13%	64,276	67,895	(5)%
Power	14,130	13,545	4%	44,872	34,511	30%
Corporate and eliminations	(5,446)	(15,468)	65%	(15,299)	(29,117)	47%
Total operating income	$76,573	$63,813	20%	$201,925	$202,090	—%

Interest expense	10,488	8,972	17%	30,694	26,953	14%
Other income, net	483	161	NM	818	605	NM

Earnings before taxes	66,568	55,002	21%	172,049	175,742	(2)%
Provision for income taxes	(20,636)	(16,860)	22%	(53,335)	(54,256)	(2)%
Net earnings from continuing operations	$45,932	$38,142		$118,714	$121,486

New orders	$500,127	$494,096	1%	$1,652,396	$1,648,080	—%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	17%	(4%)	(4%)
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	3%	(1%)	4%
Total	(4%)	20%	(5%)	—%

Sales for the third quarter of 2016 decreased $18 million, or 4%, to $507 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial segment and Defense segment decreased $17 million and $3 million, respectively, while sales in the Power segment increased $2 million.

Sales during the nine months ended September 30, 2016 decreased $74 million, or 5%, to $1,543 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense and Power segments decreased $55 million, $17 million, and $2 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter of 2016 increased $13 million, or 20%, to $77 million, and operating margin increased 300 basis points to 15.1% compared with the same period in 2015. The increase in operating income and margin is primarily attributable to a one-time pension settlement charge of $7 million recorded during the prior year period related to the retirement of the Company’s former Chairman. In addition, a shift in mix for our Commercial Off-the-Shelf (COTS) products and smaller

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

non-recurring items benefited operating income and operating margin in the Defense segment. These increases were partially offset by lower operating income in the Commercial/Industrial segment, primarily due to lower sales volumes on severe-service industrial valves and surface treatment services. Operating income for the Power segment was essentially flat as higher AP1000 sales volumes and lower costs were partially offset by lower sales volumes supporting domestic nuclear operating reactors.

For the first nine months of 2016, operating income was flat against the prior year period and operating margin increased 600 basis points to 13.1%. Decreases in operating income and operating margin in the Commercial/Industrial segment were primarily driven by lower sales volumes of our severe-service industrial valves and surface treatment services, partially offset by improved operating income in the Power segment, primarily driven by higher AP1000 sales volumes and lower costs. The remaining decrease was offset by lower corporate expenses due to lower pension charges, primarily related to the retirement of the Company’s former Chairman during the prior year period.

Non-segment operating expense in the third quarter and first nine months of 2016 decreased $10 million, or 65%, to $5 million and $14 million, or 47%, to $15 million, respectively, from the comparable prior year periods. These decreases were primarily due to the one-time pension settlement charge discussed above and lower pension expenses.

Interest expense in the third quarter and first nine months of 2016 increased $2 million, or 17%, to $10 million and $4 million, or 14%, to $31 million, respectively, from the comparable prior year periods. These decreases were primarily due to the termination of our interest rate swaps in the first quarter of 2016.

The effective tax rate for the three months ended September 30, 2016 was 31.0%, as compared to an effective tax rate of 30.7% in the prior year period. The increase in the effective tax rate was primarily due to reduced foreign earnings offset by certain valuation allowances that did not recur in the current period.  The effective tax rate for the nine months ended September 30, 2016 of 31.0% was essentially flat compared to an effective tax rate of 30.9% in the prior year period.

Comprehensive income in the third quarter of 2016 was $35 million, compared to a comprehensive loss of $3 million in the prior year period. The change was primarily due to the following:

•
Net earnings increased $12 million, primarily due to higher earnings from continuing operations of $8 million as higher operating income was partially offset by higher interest expense. Net earnings also benefited from higher earnings from discontinued operations of $4 million which were zero in the current period as compared to a loss of $4 million in the prior period.

•
Foreign currency translation adjustments in the third quarter of 2016 resulted in a $12 million comprehensive loss, compared to a $38 million comprehensive loss in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound.

•	Pension and postretirement adjustments within comprehensive income of $2 million were essentially flat against the comparable prior year period.

Comprehensive income in the first nine months of 2016 was $97 million, compared to comprehensive income of $19 million in the prior year period. The change was primarily due to the following:

•
Net earnings increased $43 million, primarily due to the increase in earnings from discontinued operations which were zero in the current period as compared to a loss of $46 million in the prior period. This increase was partially offset by a decrease of $3 million in earnings from continuing operations due primarily to higher interest expense.

•
Foreign currency translation adjustments for the first nine months of 2016 resulted in a $27 million comprehensive loss, compared to a $62 million comprehensive loss in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound, partially offset by increases in the Canadian dollar.

•
Pension and postretirement adjustments within comprehensive income decreased approximately $1 million, to $5 million, due to a reduction in the amortization of prior service costs and actuarial losses.

New orders increased $6 million during the three months ended September 30, 2016, from the prior year period. The increase in new orders was primarily due to timing of funding with government customers in the Defense segment. New orders in the Commercial/Industrial segment increased due to the timing of orders received from Boeing. These increases were partially offset by a decrease in new orders in the Power segment due to the timing of funding for pumps and generators with government customers.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders increased $4 million during the nine months ended September 30, 2016, from the prior year period. The increase in new orders in the Power segment was primarily due to the purchase of pumps by a commercial customer and the timing of funding of government orders. New orders in the Commercial/Industrial segment increased due to the timing of orders received from Boeing and growth in our naval valves, partially offset by lower demand for our severe-service valves. These net increases were partially offset by decreases in the Defense segment primarily due to a significant turret drive stabilization systems (TDSS) production contract received during the second quarter of 2015 as well as the timing of government orders.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2016	2015	% change		2016	2015	% change
Sales	$275,649	$292,557	(6%)		$840,422	$894,909	(6%)
Operating income	39,067	40,259	(3%)		108,076	128,801	(16%)
Operating margin	14.2%	13.8%	40	bps	12.9%	14.4%	(150	) bps
New orders	$283,185	$280,009	1%		$920,904	$886,683	4%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	(5%)	(6%)	(5%)	(19%)
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	3%	(1%)	3%
Total	(6%)	(3%)	(6%)	(16%)

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the third quarter decreased $17 million, or 6%, to $276 million from the prior year period. The decrease in sales is primarily due to lower sales of severe-service valves to oil and gas markets of $13 million and a reduction in sales for industrial vehicle products.

Sales during the nine months ended September 30, 2016 decreased $55 million, or 6%, to $840 million from the prior year period. In the general industrial market, we experienced lower sales of severe-service valves to oil and gas markets of $42 million and a reduction in sales for our industrial vehicle, medical mobility, and industrial automation products. Within the commercial aerospace market, higher sales of actuation and sensors and control products, primarily to Boeing, were partially offset by lower sales of surface technology services, primarily to Airbus.

Operating income during the third quarter decreased $1 million, or 3%, to $39 million from the prior year period, while operating margin increased 40 basis points to 14.2%. The decrease in operating income was primarily driven by lower sales

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

volumes of our severe-service industrial valves and surface treatment services with operating margin benefiting from our margin improvement and cost containment initiatives.

Operating income during the nine months ended September 30, 2016 decreased $21 million, or 16%, to $108 million from the prior year period, while operating margin decreased 150 basis points to 12.9%. The decreases in operating income and operating margin were primarily driven by lower sales volumes of our severe-service industrial valves and surface technology treatment services. These decreases were partially offset by the benefit of our margin improvement initiatives and favorable foreign currency translation of approximately $3 million.

New orders increased $3 million and $34 million during the three and nine months ended September 30, 2016, respectively, against the comparable prior year periods. The increase in new orders is primarily due to the timing of orders received from Boeing and growth in our naval valves, partially offset by lower demand for our severe-service valves.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2016	2015	% change		2016	2015	% change
Sales	$113,949	$117,444	(3%)		$333,301	$350,595	(5%)
Operating income	28,822	25,477	13%		64,276	67,895	(5%)
Operating margin	25.3%	21.7%	360	bps	19.3%	19.4%	(10	) bps
New orders	$130,055	$102,256	27%		$328,679	$387,256	(15%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	10%	(4%)	(12%)
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	3%	(1%)	7%
Total	(3%)	13%	(5%)	(5%)

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the third quarter decreased $3 million, or 3%, to $114 million from the prior year period, primarily due to lower sales in the aerospace defense market. The decrease is primarily due to lower sales of embedded computing products on various fighter jet and Intelligence, Surveillance and Reconnaissance (ISR) programs.

Sales during the nine months ended September 30, 2016 decreased $17 million, or 5%, to $333 million from the prior year period, primarily due to lower sales in the aerospace defense and commercial aerospace markets. The decrease in sales in the aerospace defense market is primarily due to lower foreign military sales. Sales in the commercial aerospace market decreased primarily due to lower sales of avionics and electronics products.

Operating income during the third quarter increased $3 million, or 13%, to $29 million, and operating margin increased 360 basis points from the prior year quarter to 25.3%. The increases in operating income and operating margin were primarily driven by a shift in mix for our COTS products and smaller non-recurring items.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the nine months ended September 30, 2016 decreased $4 million, or 5%, to $64 million, and operating margin decreased 10 basis points from the prior year period to 19.3%. The decreases in operating income and operating margin were driven primarily by lower sales volumes in our commercial avionics and electronics business as well as a favorable prior year adjustment of $4 million related to the receipt of a TDSS production contract. These decreases were partially offset by favorable foreign currency translation of approximately $5 million.

New orders increased $28 million during the three months ended September 30, 2016 primarily due to the timing of funding with government customers. New orders decreased $59 million during the nine months ended September 30, 2016 primarily due to a significant TDSS production contract received during the second quarter of 2015 as well as the timing of government orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2016	2015	% change		2016	2015	% change
Sales	$117,494	$115,534	2%		$369,643	$371,424	—%
Operating income	14,130	13,545	4%		44,872	34,511	30%
Operating margin	12.0%	11.7%	30	bps	12.1%	9.3%	280	bps
New orders	$86,887	$111,831	(22%)		$402,813	$374,141	8%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016 vs. 2015		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	2%	4%	—%	30%
Acquisitions	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	2%	4%	—%	30%

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the third quarter increased $2 million, or 2%, to $117 million, from the prior year period, primarily due to higher sales in the naval defense market. This increase is primarily due to higher development sales of pumps and generators of $4 million supporting the new Ohio-class replacement submarine program and higher production levels of $4 million on the Electromagnetic Aircraft Launching System (EMALS) program. These increases were partially offset by lower sales of $6 million of CVN-79 pumps and valves as production is nearing completion. Within the power generation market, sales decreased due to lower aftermarket sales of $10 million supporting domestic and international nuclear operating reactors. This decline was mostly offset by higher production levels on the AP1000 programs.

Sales for the nine months ended September 30, 2016 decreased $2 million, or less than 1%, to $370 million from the prior year period, primarily due to lower sales of $7 million in the power generation market. This decrease is primarily due to lower aftermarket sales of $20 million supporting domestic nuclear operating reactors which was partially offset by higher production levels on the AP1000 program of $14 million. Within the naval defense market, sales increased $5 million primarily due to higher sales of pumps and generators of $14 million supporting the new Ohio-class replacement submarine program and higher

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

production levels of $4 million on the EMALS program, partially offset by lower sales of $13 million of CVN-79 pumps and valves as production is nearing completion.

Operating income in the third quarter of 2016 increased $1 million, or 4%, to $14 million, and operating margin increased 30 basis points from the prior year period to 12.0%. The increases in operating income and operating margin were driven primarily by higher sales volumes and lower costs on the AP1000 program, partially offset by lower operating income due to lower sales volumes supporting domestic nuclear operating reactors.

Operating income during the nine months ended September 30, 2016 increased $10 million, or 30%, to $45 million, and operating margin increased 280 basis points from the prior year period to 12.1%. The increases in operating income and operating margin were driven by higher sales volumes and lower costs on the AP1000 program. Additionally, in the prior period we recorded an unfavorable contract adjustment of $11.5 million that was partially offset by a one-time net benefit of $7 million due to the receipt of a termination change order on the former Progress Energy AP1000 plant. These increases were partially offset by lower operating income due to the unfavorable impact of lower sales volumes supporting domestic nuclear operating reactors.

New orders decreased $25 million during the three months ended September 30, 2016 primarily due to the timing of funding for pumps and generators with government customers. New orders increased $29 million during the nine months ended September 30, 2016 primarily due to an order placed during the current period for the purchase of pumps by a commercial customer and the timing of funding of government orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market
	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2016	2015	% change	2016	2015	% change
Defense markets:
Aerospace	$77,990	$81,758	(5%)	$215,586	$228,865	(6%)
Ground	19,599	18,522	6%	58,654	61,415	(4%)
Naval	100,054	96,229	4%	297,512	286,113	4%
Other	4,391	1,410	211%	8,185	4,960	65%
Total Defense	$202,034	$197,919	2%	$579,937	$581,353	—%

Commercial markets:
Aerospace	$94,241	$94,476	—%	$299,052	$294,554	2%
Power Generation	89,600	87,371	3%	285,030	294,848	(3%)
General Industrial	121,217	145,769	(17%)	379,347	446,173	(15%)
Total Commercial	$305,058	$327,616	(7%)	$963,429	$1,035,575	(7%)

Total Curtiss-Wright	$507,092	$525,535	(4%)	$1,543,366	$1,616,928	(5%)

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Defense markets

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the three months ended September 30, 2016 increased $4 million, or 2%, to $202 million against the prior year period, primarily due to higher sales supporting the Phalanx close-in weapon system to the naval defense market. This increase was partially offset by lower sales of embedded computing products to the aerospace defense market.

Sales during the nine months ended September 30, 2016 decreased $1 million, or less than 1%, to $580 million from the prior year, primarily due to lower sales in the aerospace defense and ground defense markets. The decrease in sales in the aerospace defense market is primarily due to lower foreign military sales. The decrease in sales in the ground defense market is primarily to lower sales of TDSS products on international ground defense platforms, partially offset by increased sales of embedded computing products on the G/ATOR program. These decreases were partially offset by higher sales in naval defense primarily related to the development phase of the Ohio replacement submarine program.

Commercial markets
Sales during the three months ended September 30, 2016 decreased $23 million, or 7%, to $305 million, from the prior year, primarily due to decreases in the general industrial market as a result of reduced sales of our severe-service industrial valves and industrial vehicle products.

Sales during the first nine months ended September 30, 2016 decreased $72 million, or 7%, to $964 million from the prior year, primarily due to decreases in the general industrial and power generation markets. Lower sales in the general industrial market were primarily a result of reduced sales of our severe-service industrial valves and industrial vehicle, medical mobility, and industrial automation products. Lower sales in the power generation market were primarily attributable to lower aftermarket sales supporting domestic nuclear operating reactors, partially offset by higher production levels on the AP1000 programs. These decreases were partially offset due to increased sales in the commercial aerospace market from higher sales of actuation and sensors and control products, primarily to Boeing.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	September 30, 2016	September 30, 2015
Cash provided by (used):
Operating activities	$267,212	$(4,691)
Investing activities	(24,191)	1,308
Financing activities	(67,668)	(186,305)
Effect of exchange-rate changes on cash	(11,997)	(12,503)
Net increase (decrease) in cash and cash equivalents	163,356	(202,191)

Net cash provided by operating activities increased $272 million from the prior year period.  The increase was primarily due to a voluntary pension contribution of $145 million made during the first quarter of 2015. The remaining increase in cash from operating activities is primarily due to net collections in 2016 related to the AP1000 program of $97 million, and a one-time $20 million benefit as a result of the interest rate swap termination.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used for investing activities increased $25 million from the prior year period. Cash provided by investing activities in 2015 benefited from cash received from divestitures of $37 million, partially offset by cash used for acquisitions of $13 million. Capital expenditures of $26 million during the nine months ended September 30, 2016 were relatively consistent with the prior year period.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 4.0% and 3.9% for the three and nine months ended September 30, 2016, respectively, as compared to an average interest rate of 3.3% for the comparable periods ended September 30, 2015. The increase in average interest rates on the Corporation’s outstanding debt is primarily attributable to the termination of our interest rate swaps in February 2016. The Corporation’s average debt outstanding for both the three and nine months ended September 30, 2016 was $950 million, as compared to $953 million and $957 million, respectively in the comparable periods ended September 30, 2015.

Revolving Credit Agreement

As of the end of September 30, 2016, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $37 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at September 30, 2016 was $463 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2016, the Corporation used $80 million of cash to repurchase approximately 1,035,000 outstanding shares under its share repurchase program. During the nine months ended September 30, 2015, the Corporation used $185 million of cash to repurchase approximately 2,665,000 outstanding shares.

Dividends

The Corporation made dividend payments of $12 million during each of the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

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

As of September 30, 2016, we had the ability to borrow additional debt of $834 million without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2016.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2015 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There has been no material changes in our Risk Factors during the nine months ended September 30, 2016. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2015 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2016.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	93,700	$84.59	838,847	$137,116,375
August 1 - August 31	101,800	89.26	940,647	128,030,037
September 1 - September 30	94,000	88.57	1,034,647	119,704,304
For the quarter ended	289,500	$87.52	1,034,647	$119,704,304

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2016.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2016 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2015 Annual Report on Form 10-K.

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
Dated: October 27, 2016