Form 10-K
period 2016-12-31
CURTISS WRIGHT CORP
filed 2017-02-21
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $3.3 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2017:

Class	Number of shares

Common stock, par value $1 per share	44,528,398

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2017 Annual Meeting of Stockholders to be held on May 11, 2017 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, power generation, and general industrial markets. We were formed in 1929 by the merger of companies founded by the Wright brothers and Glenn Curtiss, both aviation pioneers. We are incorporated under the laws of the State of Delaware and headquartered in Charlotte, North Carolina. We list our common stock on the New York Stock Exchange (NYSE) and trade under the symbol CW.

We are an integrated, global diversified industrial company and expect that the diversification of our portfolio should mitigate the impact of business cycle volatility and allow us to realize growth in new products and markets. We strive for consistent organic sales growth, operating margin expansion, and free cash flow generation, while maintaining a disciplined and balanced capital deployment strategy.

We are positioned on high-performance platforms and critical applications that require technical sophistication. Our technologies are relied upon to improve safety, operating efficiency and reliability, while meeting demanding performance requirements. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy to drive increased value to our customers. We compete globally, primarily based on technology and pricing. Our business challenges include price pressure, technological and economic developments, and geopolitical events, such as diplomatic accords.

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

Commercial / Industrial

Sales in the Commercial/Industrial segment are primarily to the general industrial and commercial aerospace markets and, to a lesser extent, the defense and power generation markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: industrial vehicle products such as electronic throttle control devices and transmission shifters; sensors, controls and electro-mechanical actuation components and utility systems used on commercial aircraft; valves primarily to both the industrial and naval defense markets; and surface technology services such as shot peening, laser peening, coatings and advanced testing. The businesses within our Commercial/Industrial segment are impacted primarily by general economic conditions which may include consumer consumption or commercial construction rates, as the nature of their products and customers primarily support global industrial, commercial aerospace, oil and gas industries, commercial vehicles, and transportation industries. As commercial industrial businesses, production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, to the commercial aerospace market. The businesses in this segment provide a diversified offering of products including: Commercial Off-the-Shelf (COTS) embedded computing board level modules, integrated subsystems, flight test equipment, instrumentation and control systems, turret aiming and stabilization products, and weapons handling systems. The businesses within our Defense segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government. Our products typically support government entities in the aerospace defense, ground defense and naval defense industries. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced production and service processes than our commercial businesses and have more stringent specifications and performance requirements. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Power

Sales in the Power segment are primarily to the nuclear power generation market and, to a lesser extent, to the naval defense market. The businesses in this segment provide a diversified offering of products, including a wide range of hardware, pumps, valves, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing technologies for nuclear power plants and nuclear equipment manufacturers. We also have been able to leverage existing technology and engineering expertise to provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Westinghouse AP1000 reactor design. The power generation businesses within our Power segment are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). The businesses are typically dependent upon the need for new construction, maintenance, and overhaul and repair by nuclear energy providers. The businesses are subject to changes in regulation which may impact demand, consumption, and underlying supply. The production processes are primarily material modifications, machining, assembly, and testing and inspection that are typical of commercial grade or regulated specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment. Additional products within our Power segment include main coolant pumps, power-dense compact motors, generators, and secondary propulsion systems, primarily to the U.S. Navy. The defense businesses in this segment are impacted by government funding and spending, primarily driven by the U.S. Government.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2016, 2015, and 2014, our foreign operations as a percentage of pre-tax earnings were 42%, 51%, and 51%, respectively.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 38%, 36%, and 34% of consolidated sales during 2016, 2015, and 2014, respectively.

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

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventory. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing the overall working capital requirements. It is our policy to seek customary progress payments on certain of our contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1, 4, and 5 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K).

Customers

We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2016, 2015, or 2014.

Approximately 32% of our total sales for 2016, 30% for 2015, and 28% for 2014 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Commercial/Industrial	$187,498	$177,827	$150,388
Defense	305,459	300,462	290,413
Power	181,851	176,737	179,399
Total Government sales	$674,808	$655,026	$620,200

Patents

We own and license a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government receives licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the technology covered by such patents for government purposes. Additionally, trade secrets, unpatented research and development, and engineering, some of which have been acquired by the company through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the success of our business or business segments to be materially dependent upon the timing of expiration or protection of any one or group of patents, patent applications, or patent license agreements under which we now operate.

Research and Development

We primarily conduct our own research and development activities. Company-sponsored research and development costs are charged to expense when incurred. Total research and development expenses amounted to $59 million, $61 million, and $68 million in 2016, 2015, and 2014, respectively.

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
David C. Adams	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer of the Corporation since January 2015. Prior to this, he served as President and Chief Executive Officer of the Corporation from August 2013. He also served as President and Chief Operating Officer of the Corporation from October 2012 and as Co-Chief Operating Officer of the Corporation from November 2008. He has been a Director of the Corporation since August 2013.	63	2005
Thomas P. Quinly	Vice President and Chief Operating Officer	Vice President of the Corporation since November 2010 and Chief Operating Officer of the Corporation since October 2013. He also served as President of Curtiss-Wright Controls, Inc. from November 2008.	58	2010
Glenn E. Tynan	Vice President of Finance and Chief Financial Officer	Vice President of Finance and Chief Financial Officer of the Corporation since June 2002.	58	2000
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President-Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	49	2011
K. Christopher Farkas	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since September 2014. Prior to this, he served as Assistant Corporate Controller of the Corporation from May 2009.	48	2014
Harry S. Jakubowitz	Vice President and Treasurer	Vice President of the Corporation since May 2007 and Treasurer of the Corporation since September 2005.	64	2007
Employees

At the end of 2016, we had approximately 8,000 employees, 8% of which are represented by labor unions and covered by collective bargaining agreements.

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

In 2016, approximately 32% of our domestic sales were derived from or related to defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. Reductions in defense industry spending may or may not have an adverse effect on programs for which we provide products and services. In the event expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

If we fail to satisfy our contractual obligations, our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. For example, the terms of the Electro-Mechanical Division's AP1000 China and AP1000 United States contracts with Westinghouse include liquidated damage penalty provisions for failure to meet contractual delivery dates if we caused the delay and the delay was not excusable. On October 10, 2013, we received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  To date, we have not met certain contractual delivery dates under the AP 1000 China and domestic contracts; however there are significant uncertainties as to which parties are responsible for the delays, and we believe we have adequate legal defenses. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial position, results of operations, or cash flows. As of December 31, 2016, the range of possible loss for liquidated damages on the Westinghouse domestic and China contracts is $0 to $55.5 million.

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). The Corporation is a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2016 was $2.0 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

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

During 2016, approximately 30% of our consolidated revenue was from customers outside of the United States, and we have operating facilities in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability; the uncertainty of the ability of non-U.S. customers to finance purchases; restrictive trade policies; changes in the local labor-relations climate; economic conditions in local markets; health concerns; and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the Canadian dollar, the Euro, Swiss franc, and the British Pound. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

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

At December 31, 2016, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $1,223 million, which represented approximately 40% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our results of operations and financial condition.

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

Our business, financial condition, and results of operations could be materially adversely affected if the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, or if tariffs or other restrictions on the foreign-sourced goods that we sell were to increase.
A significant portion of our business activities are conducted in foreign countries, including Mexico and China. Our business benefits from free trade agreements such as the North American Free Trade Agreement (NAFTA) and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market and sell our products globally. President Trump has made comments suggesting that he is not supportive of certain existing international trade agreements, including NAFTA, and made comments suggesting that he supports significantly increasing tariffs on goods imported into the United States from certain countries such as China and Mexico. At this time, it remains unclear what actions, if any, President Trump will take with respect to NAFTA, other international trade agreements, U.S. tax provisions related to international commerce, and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA, or other international trade agreements to which it is a party, or change corporate tax policy related to international commerce, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2016, we had $951 million of debt outstanding, of which $816 million is long-term debt. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt, reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 8% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

We manufacture highly engineered products, which may result in product liability claims against us. For example, in December 2013, we, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) pertaining to a fire and explosion at a delayed coker unit at CNRL’s Fort McMurray refinery which resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion. We currently maintain what we believe to be suitable and adequate commercial, property and casualty, product liability, and other forms of insurance to cover this matter and other potential claims. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. There can be no assurance, however, that we will be able to maintain our insurance on acceptable terms or that such insurance will provide adequate protection against these potential liabilities. In the event of a judgment against us on this matter or other claims against us, a lack of sufficient insurance coverage could have a material adverse effect on our business, financial condition, and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our business, financial condition, results of operations, or cash flows, and on the ability to obtain suitable or adequate insurance.

We self-insure health benefits and may be adversely impacted by unfavorable claims experience.

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

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. U.S. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial markets and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, expected future medical cost inflation, and expected compensation increases. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7 of this Form 10-K. Although U.S. GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law, Employee Retirement Income Security Act, and discretionary contributions to improve the plans’ funded status. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses.

Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, financial markets in the United States, Europe, and Asia had experienced extreme disruption in previous years, that included, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While previously these conditions had not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. We are unable to predict the likely duration and severity of a disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.
Implementing our acquisition strategy involves risks, and our failure to successfully implement this strategy could have a material adverse effect on our business.

As part of our capital allocation strategy, we aim to grow our business by selectively pursuing acquisitions to supplement our organic growth.  We are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance.  Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

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

A resurgence of terrorist activity around the world could cause economic conditions to deteriorate and adversely impact our businesses.

In the past, terrorist attacks have negatively impacted general economic, market, and political conditions. In particular, the 2001 terrorist attacks, compounded with changes in the national economy, resulted in reduced revenues in the aerospace and general industrial markets in 2002 and 2003. Although economic conditions have improved considerably, additional terrorist acts such as the 2015 Paris terrorist attacks could cause damage or disruption to our business, our facilities, or our employees, which could significantly impact our business, financial condition, or results of operations. The potential for additional future terrorist attacks and the national and international responses to terrorist attacks, have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, with manufacturing facilities located worldwide, including facilities located in the United States, Western Europe, and the People’s Republic of China, we may be impacted by terrorist actions not only against the United States but in other parts of the world as well. In some cases, we are not insured for losses and interruptions caused by terrorist acts.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located at a leased facility in Charlotte, North Carolina. As of December 31, 2016, we had 173 facilities worldwide, including four corporate and shared-services facilities. Approximately 87% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 13% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	16	1	3	20
Europe	14	1	—	15
Total	30	2	3	35

Leased Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	52	11	23	86
Europe	28	4	—	32
Asia	16	—	—	16
Total	96	15	23	134
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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  Although the parties tentatively agreed to mediate the claim, no progress has been made to further pursue the claim. The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. The Corporation is currently unable to estimate an amount or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

We have been named in pending lawsuits that allege injury from exposure to asbestos. To date, we have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past operations and the relatively non-friable condition of asbestos in our products makes it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW.

Stock Price Range	2016		2015
	High	Low	High	Low
Common Stock
First Quarter	$75.93	$62.57	$74.63	$64.40
Second Quarter	87.76	73.95	77.57	70.13
Third Quarter	91.65	81.52	73.90	61.59
Fourth Quarter	107.61	83.48	71.86	60.73

As of January 1, 2017, we had approximately 3,770 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2016 and 2015, the Company paid quarterly dividends of thirteen cents ($0.13) a share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2016, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	968,891	(a)	$52.95	2,474,816	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)
Consists of 922,306 shares issuable upon exercise of outstanding options and vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, 46,585 shares issuable under the Employee Stock Purchase Plans.

(b)	Consists of 2,076,115 shares available for future option grants under the 2014 Omnibus Incentive Plan, 398,701 shares remaining available for issuance under the Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2016.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	95,100	$87.70	1,129,747	$111,364,432
November 1 – November 30	89,100	93.41	1,218,847	103,041,289
December 1 – December 31	80,700	102.73	1,299,547	94,751,213
For the quarter ended December 31	264,900	$94.20	1,299,547	$94,751,213
On December 9, 2015, the Corporation announced the authorization of a $200 million share repurchase program. The Company initiated the program in January 2016 and repurchased over $100 million of shares in 2016. On December 7, 2016, the Corporation authorized an additional $100 million for future share repurchases. The Company plans to repurchase at least $50 million in shares in 2017. Under the current program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.
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

AAR Corp	Moog Inc.
Crane Co.	Orbital ATK, Inc.
Cubic Corp	Rockwell Collins Inc.
EnPro Industries Inc.	Spirit Aerosystems Holdings Inc.
Esterline Technologies Corp	Teledyne Technologies Inc.
Hexcel Corp	TransDigm Group Inc.
IDEX Corporation	Triumph Group Inc.
Kaman Corp	Woodward Inc.
ITT Corp
The graph assumes an investment of $100 on December 31, 2011 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2011	2012	2013	2014	2015	2016
Curtiss-Wright Corp	100	93.93	179.74	205.49	200.89	290.19
S&P MidCap 400 Index	100	117.88	157.37	172.74	168.98	204.03
Russell 2000	100	116.35	161.52	169.43	161.95	196.45
Peer group	100	113.68	164.65	181.73	187.70	215.75

Item 6. Selected Financial Data.

The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2016	2015	2014	2013	2012

Net sales	$2,108,931	$2,205,683	$2,243,126	$2,118,081	$1,823,307
Net earnings from continuing operations	189,382	192,248	169,949	139,404	104,081
Total assets	3,037,781	2,989,611	3,382,448	3,458,274	3,114,588
Total debt, net	966,298	953,205	954,348	959,938	880,215
Earnings per share from continuing operations:
Basic	$4.27	$4.12	$3.54	$2.97	$2.23
Diluted	$4.20	$4.04	$3.46	$2.91	$2.20
Cash dividends per share	$0.52	$0.52	$0.52	$0.39	$0.35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a global, diversified, industrial provider of highly engineered, technologically advanced, products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, including the commercial aerospace, defense, power generation, and industrial markets. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 37% of our 2017 revenues are expected to be generated from defense-related markets.

As discussed in Note 2 to the Corporation's Consolidated Financial Statements, we have completed our 2014 divestiture activities. The results of operations of the divested businesses are reported as discontinued operations within our Consolidated Statements of Earnings.

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

Impacts of inflation, pricing, and volume

We have not historically been and do not expect to be significantly impacted by inflation. Increases in payroll costs and any increases in raw material costs that we have encountered are generally able to be offset through lean manufacturing activities. We have consistently made annual investments in capital that deliver efficiencies and cost savings. The benefits of these efforts generally offset the margin impact of competitive pricing conditions in all of the markets we serve.

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

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Curtiss-Wright Corporation is a diversified multinational manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, power generation, and general industrial markets. Many of Curtiss-Wright’s industrial businesses are driven in large part by global economic growth. U.S. and world economies continue to recover from the 2008-2009 financial crisis and global recession, with most measures of economic growth only recently reaching the comparable levels achieved in 2008.

The U.S. economy, as measured by real gross domestic product (GDP), has slowly improved since 2009, aided by decreased levels of unemployment, improvements in the housing market and a low interest rate environment.

In 2016, U.S. GDP showed modest growth of 1.6%, according to the most recent estimate, despite a slight acceleration in the second half of the year, while U.S. GDP grew 2.6% in 2015 and 2.4% in 2014.

The U.S. Federal Reserve’s decision to increase interest rates in late 2015 and again in 2016 was aimed at keeping ahead of inflationary pressures, marking the end to the near-zero borrowing costs that had prevailed since the global financial crisis.

Looking ahead to 2017, economists have mixed views on the broader U.S. economy, with current estimates for U.S. real GDP growth indicating a rate of growth of approximately 2%, despite the new administration’s goal to raise the pace of expansion to 4% per year through increased fiscal stimulus.

Meanwhile, the global environment contains pockets of economic instability, particularly in China, which continues to be faced with lower relative levels of economic activity, while uncertainty surrounds the U.K. following its June 2016 vote in favor of leaving the European Union. Furthermore, world economies continue to experience volatility due to the slower than expected rebound in economic activity, a worsening of geopolitical tensions, the continued low oil price environment and excess crude oil supply, declining commodity prices, and the potential for further increases in U.S. interest rates.

As a result, overall, 2017 GDP growth in world economies is expected to grow by approximately 3.4%, up from 3.1% in 2016, according to the International Monetary Fund. This growth is expected to be aided by slight improvements in U.S and European economies as well as an improved outlook for emerging market and developing economies. Looking ahead to the next few years, we remain cautiously optimistic that our economically-sensitive commercial and industrial markets will improve when we return to normalized global conditions.

Defense

Curtiss-Wright has a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations is attributed to the United States market, and characterized by long-term programs and contracts driven primarily by the Department of Defense (DoD) budgets and funding levels.

The U.S. Defense budget serves as a leading indicator of our growth in the defense market. Over the past decade, we experienced a period of significant growth in defense spending and related supplemental budgets, followed by across-the-board sequester cuts (“sequestration”) mandated by the 2011 Budget Control Act. However, defense budget spending has stabilized and is expected to demonstrate moderate annual growth of at least 3% through 2021.

The FY2017 Defense budget request, which began in October 2016, was $524 billion (base) or $583 billion (including base plus overseas contingency operations (OCO)), showing modest growth of 1% compared to the prior year period. However, Congress elected not to approve the 2017 President's Budget until after the November presidential election, and hence the DoD began the year under a Continuing Resolution (CR), essentially maintaining funding at the previous year’s levels.

The proposed FY2018 Defense budget, which begins in October 2017, is expected to be in excess of $600 billion (base), a positive for the industry as it would provide the DoD additional stability and flexibility to enter into multi-year contracts, without the impact of sequestration.

Curtiss-Wright derives revenue from the naval defense, aerospace defense and ground defense markets. In the naval defense market, we expect continued solid funding for the U.S. shipbuilding program, particularly as it relates to production on the Ford class aircraft carrier, as well as the Ohio Replacement Program (ORP) and Virginia class submarine programs. The Company has a long legacy providing products that support nuclear propulsion systems on naval vessels. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR), electronic warfare, unmanned systems, and communications programs. As a leading supplier of COTS and COTS+ solutions, we continue to demonstrate that electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight and Power (SWaP) considerations. We are also a leading designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems. In the ground defense market, the modernization of the existing fleet is expected to recover slowly, while international demand should remain solid, particularly for our turret drive stabilization systems (TDSS).

While we monitor the budget process as it relates to programs in which we participate, we cannot predict the ultimate impact of future DoD budgets, which tend to fluctuate year-by-year and program-by-program. As a result, there may be budget reductions and program cancellations that would negatively impact programs in which we participate.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, principally to the commercial jet market, and to a lesser extent the regional jet and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets, which is highly dependent on new aircraft production. We provide a combination of flight control and utility actuation systems, sensors, and other sophisticated electronics, as well as shot and laser peening services, to our primary customers, Boeing and Airbus. Shot and laser peening are also utilized on highly stressed components of turbine engine fan blades, landing gear, and aircraft structures.

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

Steady growth in airline travel and the delivery of new aircraft to replace an aging fleet continue to be key drivers in the commercial aerospace market. According to the International Air Transport Association (IATA), air travel continues to be strong and is likely to display growth of approximately 5.0% in 2017, which is essentially in-line with the 20-year trend. The steady decline in oil prices during the past few years has been a key contributor to the increased passenger growth, as the fall in the price of fuel has led to cheaper airfares for consumers. Industry experts also expect a modest long-term growth outlook for both regional and business jets. While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates, the timing of our order placement, and continued partnering with aerospace original equipment manufacturers.

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

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all the electric power produced in the United States, with 99 reactors operating across 61 nuclear power plants in 30 states. Our growth in aftermarket products and services is partially driven by the U.S. plant recertification process, as nearly all of the operating U.S. nuclear power plants have applied for or will be applying for 20-year plant life extensions as they reach the end of their current 40-year operating lives. As of December 31, 2016, 87 reactors have received plant life extensions beyond 40 years (though four are expected to close), applications from 8 additional reactors have been submitted and are pending approval, and letters of intent to apply have been submitted from 4 more reactors with expected application submittal dates from 2016 through 2021. The NRC is now preparing to consider extending operating licenses beyond 60 out to 80 years.

The industry’s most significant challenge is electricity market competitiveness primarily driven by sustained low natural gas prices. As a result, the industry’s goal is to rethink operating practices, improve efficiency and reduce costs to help keep nuclear power competitive in a changing electricity market. Additionally, U.S. reactor operators have also been faced with security and Fukushima regulatory requirements that have diverted their capital expenditure budgets significantly during the past few years. While these factors have led to deferred plant maintenance and fewer planned outages for the past few years, we expect increased opportunities worldwide for our vast portfolio of advanced nuclear technologies, likely rebounding in early 2018.

Longer term, there are several factors that are expected to drive global commercial nuclear power demand. The Energy Information Administration (EIA) forecasts that worldwide total energy consumption is expected to increase at an average annual rate of 1.4% through 2040. Continued growth in global demand for electricity, especially in developing countries with limited supply such as China and India, will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

Curtiss-Wright also plays an important role in the new build market as a key supplier of RCPs for the Westinghouse AP1000 reactor design. Domestically, 4 new build reactors are under construction utilizing the AP1000 design, for which we are the sole supplier of reactor coolant pumps, and also expect to supply a variety of ancillary plant products and services. Applications for an additional 6 new domestic reactors at 3 future power plants have been submitted to the NRC, with the AP1000 design having been selected for 4 of the potential new reactors, although the timing of orders remains uncertain. On a global basis, nuclear plant construction is active. Currently, there are approximately 60 new reactors under construction across 13 countries, with approximately 165 planned and 345 proposed over the next several decades. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants, including two AP1000 plants currently under construction that are expected to be the first Generation III design in operation, with several more new build plants on the horizon. Curtiss-Wright continues to expect to play a role in China’s growing nuclear power program and in the fourth quarter of 2015 was awarded a $468 million contract for sixteen RCPs and the sale of certain non-recurring rights (China Direct order).

As a result, we are positioned for strong expected new order activity for our vast array of nuclear technologies due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction.

General Industrial

Revenue derived from our widely diversified offering to the general industrial market consists of industrial sensors and control systems, critical-function valves and valve systems, as well as surface treatment services. We supply our products and services to OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, agriculture, construction, automotive, chemical, and oil and gas industries. Our performance in these markets is typically sensitive to the performance of the U.S. and global economies, with changes in global GDP rates and industrial production driving our sales, particularly for our surface treatment services.

One of the key drivers within our general industrial market is our sensors and controls systems products, most notably for electronic throttle controls, shift controls, joysticks, power management systems, traction control systems, serving on-and-off highway, medical mobility and specialty vehicles markets. Increased industry demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete human machine interface components towards a more integrated vehicle interface architecture. Meanwhile, our surface treatment services, including shot and laser peening, engineered coatings, and analytical testing services, which are used to increase the safety, reliability and longevity of components, are primarily driven by demand from general industrial customers.

Looking ahead, based on expectations for steadily improving global economic conditions, these businesses are likely to experience continued modest growth based on higher sales volumes and new international emissions regulations affecting several industries in which we participate.

We also service the oil and gas, chemical, and petrochemical industries through numerous industrial valve products, where nearly all of our valve sales are to the downstream markets. We maintain a global maintenance, repair and overhaul (MRO)

business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at full capacity in recent years. We also produce severe service, operation-critical valves for the power and process industries. Earlier in the decade through mid-2014, the industry had experienced solid performance driven by new exploration and expansion of sub-segments, including offshore drilling and shale gas, which boosted end-user demand. As a result of these market initiatives and reduced global economic growth, the industry experienced an excess of oil supply globally, driving a steady decline in crude oil prices throughout 2014 and 2015, as well as reducing capital expenditures. Though oil prices rebounded in late 2016 to drive some fresh optimism, they remain well below the recent 2014 peak, and the challenges facing the oil and gas industry are expected to continue for the foreseeable future. Despite the challenges in the oil and gas market, we have seen an industrial renaissance in the U.S. chemical industry due to plentiful, affordable natural gas, which has led to further adoption of severe service valve technology. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operationally critical valves serving the process industry.

RESULTS OF OPERATIONS

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Sales:
Commercial/Industrial	$1,118,768	$1,184,791	$1,228,097	(6%)	(4%)
Defense	466,654	477,413	489,857	(2%)	(3%)
Power	523,509	543,479	525,172	(4%)	3%
Total sales	$2,108,931	$2,205,683	$2,243,126	(4%)	(2%)

Operating income:
Commercial/Industrial	$156,550	$171,525	$178,684	(9%)	(4%)
Defense	98,291	98,895	82,552	(1%)	20%
Power	76,472	74,987	51,449	2%	46%
Corporate and eliminations	(23,215)	(34,790)	(30,312)	33%	(15%)
Total operating income	$308,098	$310,617	$282,373	(1%)	10%

Interest expense	41,248	36,038	35,794	14%	1%
Other income, net	1,111	615	365	NM	NM

Earnings before income taxes	267,961	275,194	246,944	(3%)	11%
Provision for income taxes	(78,579)	(82,946)	(76,995)	(5%)	8%
Earnings from continuing operations	$189,382	$192,248	$169,949	(1%)	13%

New orders	$2,149,191	$2,585,038	$2,385,066
Backlog	$1,950,750	$1,928,727	$1,671,482

NM - not meaningful

Components of sales and operating income growth (decrease):

	2016 vs. 2015		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	(4%)	—%	6%
Acquisitions/divestitures	—%	—%	—%	—%
Foreign currency	—%	3%	(2%)	4%
Total	(4%)	(1%)	(2%)	10%

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales for the year decreased $97 million, or 4%, to $2,109 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense, and Power segments decreased $66 million, $11 million, and $20 million, respectively. Changes in sales by segment are discussed in further detail below in the results from segment operations.

Operating income for the year decreased $3 million, or 1%, to $308 million, and operating margin increased 50 basis points compared with 2015. The decrease in operating income is primarily driven by lower sales volumes of our severe-service industrial valves and surface treatment services in the Commercial/Industrial segment. This decrease was partially offset by favorable foreign currency translation of approximately $9 million and lower corporate expenses primarily due to a prior year period pension settlement charge of $7 million related to the retirement of the company’s former Chairman. Operating margin benefited from our margin improvement and cost containment initiatives during the current period.

Non-segment operating expense decreased $12 million, to $23 million, primarily due to lower pension expense as a result of a one-time pension settlement charge during the prior year period related to the retirement of the company's former Chairman.

Interest expense increased $5 million to $41 million, primarily due to the termination of our interest rate swaps in the first quarter of 2016.

The effective tax rates from continuing operations for 2016 and 2015 were 29.3% and 30.1%, respectively. The decrease in the effective tax rate in 2016, as compared to 2015, was primarily due to a reduction of unrecognized tax benefits and a reversal of certain valuation allowances, partially offset by lower research and development credits.

New orders decreased $436 million to $2,149 million at December 31, 2016, primarily due to a $468 million order received in the Power segment in the prior year period and a decrease in new orders of $58 million in the Defense segment. These decreases were partially offset by an increase in new orders of $35 million in the Commercial/Industrial segment and the timing of government orders for pumps and generators of $40 million in the Power segment. Changes in new orders by segment are discussed in further detail in the results by business segment section below.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2016, were a $1 million loss compared with a $10 million loss for the prior year period. The changes were primarily due to plan asset and salary gains in 2016 versus losses for the same assumptions in the prior period. These gains were offset by discount rate losses in the current period versus gains in the prior period, and lower loss amortization due to the prior period settlement charge related to the retirement of the company's former Chairman.

Foreign currency translation adjustments during the year ended December 31, 2016, were a $65 million loss compared with foreign currency translation losses of $88 million in the comparable prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound with the prior year period impacted by decreases in the Canadian dollar.

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales for the year decreased $37 million, or 2%, to $2,206 million, compared with the prior year period. The main driver of the decrease in sales was lower sales in the Commercial/Industrial segment of $43 million. The increase in sales in the Power segment was driven by the China Direct order, but was partially offset by lower sales in the Defense segment. Changes in sales by segment are discussed in further detail below in the results from segment operations.

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

The effective tax rates from continuing operations for 2015 and 2014 were 30.1% and 31.2%, respectively. The decrease in the effective tax rate in 2015, as compared to 2014, was primarily due to an increase in the foreign rate differential and the reenactment and enhancement of certain tax credits and deductions.

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

Foreign currency translation adjustments during the year ended December 31, 2015, were an $88 million loss compared with foreign currency translation losses in the comparable prior period of $79 million. The fluctuations were largely attributable to changes in the Canadian dollar exchange rates.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

Sales in the Commercial/Industrial segment are primarily generated from the general industrial and commercial aerospace markets and, to a lesser extent, the defense and power generation markets.

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2016	2015	2014	2016 vs 2015	2015 vs 2014

Sales	$1,118,768	$1,184,791	$1,228,097	(6%)	(4%)
Operating income	156,550	171,525	178,684	(9%)	(4%)
Operating margin	14.0%	14.5%	14.5%	(50 bps )	—
New orders	$1,173,563	$1,138,581	$1,215,029	3%	(6%)
Backlog	$504,482	$456,481	$513,067	11%	(11%)

Components of sales and operating income growth (decrease):

	2016 vs 2015		2015 vs 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(5%)	(11%)	(1%)	(5%)
Acquisitions/divestitures	—%	—%	—%	1%
Foreign currency	(1%)	2%	(3%)	—%
Total	(6%)	(9%)	(4%)	(4%)

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales decreased $66 million, or 6%, to $1,119 million, from the comparable prior year period. In the general industrial market, we experienced lower sales of severe-service valves to oil and gas markets of $47 million and a reduction in sales for our industrial vehicle, medical mobility, and industrial automation products, of $7 million, $8 million, and $6 million, respectively. Within the commercial aerospace market, higher sales of actuation and sensors and control products of $19 million, primarily to Boeing, were partially offset by lower sales of surface technology services of $15 million.

Operating income decreased $15 million, or 9%, to $157 million, and operating margin decreased 50 basis points to 14.0%. The decreases in operating income and operating margin were primarily driven by lower sales volumes of our severe-service industrial valves and surface treatment services. These decreases were partially offset by the benefit of our margin improvement and cost containment initiatives as well as favorable foreign currency translation of approximately $4 million.

New orders increased $35 million to $1,174 million from the prior year period, primarily due to growth in our naval valves of $39 million and sensors and control products of $32 million, partially offset by lower demand for our industrial vehicle products of $23 million.

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

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

Sales	$466,654	$477,413	$489,857	(2%)		(3%)
Operating income	98,291	98,895	82,552	(1%)		20%
Operating margin	21.1%	20.7%	16.9%	40	bps	380	bps
New orders	$445,230	$502,948	$621,012	(11%)		(19%)
Backlog	$499,993	$533,004	$538,125	(6%)		(1%)

Components of sales and operating income growth (decrease):

	2016 vs. 2015		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(1%)	(6%)	—%	6%
Acquisitions/divestitures	—%	—%	—%	—%
Foreign currency	(1%)	5%	(3%)	14%
Total	(2%)	(1%)	(3%)	20%

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales decreased $11 million, or 2%, to $467 million, from the comparable prior year period, primarily due to lower sales in the aerospace defense and commercial aerospace markets of $7 million and $6 million, respectively. The decrease in sales in the aerospace defense market was primarily due to lower foreign military sales. Sales in the commercial aerospace market decreased primarily due to lower sales of avionics and electronics products.

Operating income decreased $1 million, or 1%, to $98 million, compared with the same period in 2015, while operating margin increased 40 basis points to 21.1%. The decrease in operating income was driven primarily by lower sales volumes in our commercial avionics and electronics business as well as a favorable prior year adjustment of $4 million related to the receipt of a TDSS production contract. This decrease was partially offset by the benefit of our margin improvement and cost containment initiatives as well as favorable foreign currency translation of approximately $5 million.

New orders decreased $58 million, as compared to the prior year, primarily due to a TDSS production contract of $44 million received during the second quarter of 2015 as well as the timing of government orders.

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales decreased $12 million, or 3%, to $477 million, from the comparable prior year period. The impacts of foreign currency decreased sales by $14 million. Within the defense market, ground defense sales increased $10 million primarily due to higher sales of TDSS products on international ground defense platforms. This performance was partially offset by lower sales of avionics and electronics equipment in the aerospace defense market across various programs totaling $12 million.

Operating income increased $16 million, or 20%, to $99 million, compared with the same period in 2014, while operating margin increased 380 basis points to 20.7%. The increase in operating income is primarily due to favorable foreign currency impacts of $11 million and a favorable estimate to completion adjustment on a TDSS contract.

New orders decreased $118 million, as compared to the prior year, primarily due to the receipt of a $91 million new order in 2014 for our TDSS product and a lower level of orders in our avionics business.

Power
Sales in the Power segment are primarily to the power generation and naval defense markets.

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

Sales	$523,509	$543,479	$525,172	(4%)		3%
Operating income	76,472	74,987	51,449	2%		46%
Operating margin	14.6%	13.8%	9.8%	80	bps	400	bps
New orders	$530,398	$943,509	$549,025	(44%)		72%
Backlog	$946,275	$939,242	$620,290	1%		51%

Components of sales and operating income growth (decrease):

	2016 vs. 2015		2015 vs. 2014
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	2%	3%	46%
Acquisitions/divestitures	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	(4%)	2%	3%	46%

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales decreased $20 million, or 4% to $524 million, from the comparable prior year period, primarily due to lower sales in the power generation market. This decrease is primarily due to lower aftermarket sales of $26 million supporting domestic and international nuclear operating reactors. Sales related to the AP1000 program were essentially flat as higher production revenues on the domestic and China Direct programs of $19 million were mostly offset by a one-time license fee of $20 million on the prior year China Direct order.

The decreases in the power generation market were partially offset by higher sales of $5 million in the naval defense market. This was primarily due to higher sales of pumps and generators of $16 million supporting the new Ohio-class replacement submarine program and higher production levels of $5 million on the Electromagnetic Aircraft Launching System (EMALS) program. These increases were partially offset by lower sales of $18 million of CVN-79 pumps and valves as production is substantially complete.

Operating income increased $1 million, or 2%, to $76 million and operating margin increased 80 basis points to 14.6%.  The increases in operating income and operating margin were primarily driven by higher operating income of $11 million due to increased production volumes on the AP1000 program and an unfavorable contract adjustment of $11.5 million recorded during the prior year period. These increases were partially offset by a one-time license fee of $20 million recorded during the prior year period. Within our nuclear aftermarket businesses, we experienced lower operating income and operating margin driven primarily by the unfavorable impact of sales volumes supporting domestic and international nuclear operating reactors. These decreases were partially offset by cost containment initiatives during the current period.

New orders decreased $413 million, as compared to the prior year, primarily due to the receipt of a $468 million order in the prior year period for AP1000 reactor coolant pumps and certain intellectual property rights. This decrease was partially offset by the timing of funding for pumps and generators with government customers of $40 million.

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales increased $18 million, or 3%, to $543 million, from the comparable prior year period. The increase in sales is primarily due to $33 million of higher sales to the power generation market as a result of the China Direct order. The contract included a non-recurring fee of $20 million related to the right to procure AP1000 technology outside of China and the right to incorporate our technology into future generation reactor designs.  The Company had no further performance obligations with regards to the sale of these rights.  Additionally, we recognized production revenues of $13 million on the China Direct order. This was partially offset by lower nuclear aftermarket sales to domestic nuclear operating reactors of $21 million as a result of ongoing deferred spending on maintenance and upgrades.

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

Net Sales by End Market

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Defense markets:
Aerospace	$296,287	$304,521	$290,604	(3%)	5%
Ground	84,280	85,722	74,066	(2%)	16%
Naval	401,279	388,686	381,335	3%	2%
Other	11,884	8,340	8,610	42%	(3%)
Total Defense	$793,730	$787,269	$754,615	1%	4%

Commercial markets:
Aerospace	$397,258	$398,529	$422,888	—%	(6%)
Power Generation	408,376	436,396	429,779	(6%)	2%
General Industrial	509,567	583,489	635,844	(13%)	(8%)
Total Commercial	$1,315,201	$1,418,414	$1,488,511	(7%)	(5%)

Total Curtiss-Wright	$2,108,931	$2,205,683	$2,243,126	(4%)	(2%)

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Year ended December 31, 2016 compared to year ended December 31, 2015

Defense sales increased $6 million, or 1%, to $794 million, as compared to the prior year period, primarily due to higher sales in the naval defense market. Naval defense sales increased primarily due to the development on the Ohio replacement submarine program of $16 million, higher production levels of $5 million on the EMALS program, and higher sales of $5 million supporting naval close-in weapon systems. These increases were partially offset by lower production of $12 million on the Virginia-class submarine program and decreased aircraft carrier production of $8 million due to the wind-down of the CVN-79 program. Lower sales in the aerospace defense market were primarily due to reduced foreign military sales.

Commercial sales decreased $103 million, or 7%, to $1,315 million, as compared to the prior year period, primarily due to lower sales in the general industrial and power generation markets of $74 million and $28 million, respectively. Lower sales in the general industrial market were primarily due to $46 million of reduced sales for our severe-service industrial valves and lower sales for our industrial vehicle, medical mobility, and industrial automation products of $7 million, $8 million, and $6 million, respectively. Lower sales in the power generation market were primarily driven by lower aftermarket sales of $26 million supporting domestic and international nuclear operating reactors.

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

Consolidated Statement of Cash Flows

	December 31,
(In thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$423,197	$162,479	$331,766
Investing activities	(42,934)	(15,576)	53,448
Financing activities	(96,141)	(289,218)	(92,438)
Effect of exchange rates	(18,971)	(19,104)	(17,954)
Net increase (decrease) in cash and cash equivalents	$265,151	$(161,419)	$274,822

Year ended December 31, 2016 compared to year ended December 31, 2015

Operating Activities

Cash provided by operating activities increased $261 million to $423 million during the year ended December 31, 2016, as compared to the prior year period. The increase in cash provided by operating activities was primarily due to a prior period voluntary pension contribution of $145 million and collections in 2016 related to the AP1000 China Direct program of $102 million. Increases in income tax payments, net of refunds, of $50 million during the current period were more than offset by improved collections due to working capital initiatives and a one-time $20 million benefit as a result of the interest rate swap termination.

Investing Activities

Capital Expenditures

Our capital expenditures were $47 million in 2016 as compared to $36 million in 2015. Capital expenditures were greater in 2016, as compared to 2015, primarily due to increased capital investment in a facility expansion in our Commercial/Industrial segment. For 2017, we anticipate capital expenditures of approximately $45 to $55 million.

Divestitures

No material divestitures took place during 2016. In 2015, we disposed of four businesses aggregating to cash proceeds of $31 million.

Acquisitions

No acquisitions took place during 2016. In 2015, we acquired one business with a total purchase price of $13 million.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

There were no debt issuances or significant principal payments on outstanding notes in 2016 or 2015.

Revolving Credit Agreement

As of December 31, 2016, the Corporation had no borrowings outstanding under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $47 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement at December 31, 2016 was $453 million, which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

During 2016, the Company repurchased approximately 1,300,000 shares of its common stock for $105 million. In 2015, the Company repurchased approximately 4,257,000 shares of its common stock for $294 million.

Dividends

During 2016 and 2015, the company made dividend payments of approximately $23 million and $24 million, respectively.

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

Capital Resources

Cash in Foreign Jurisdictions

Cash and cash equivalents at December 31, 2016 were $554 million, of which $198 million were held by foreign subsidiaries. Our British subsidiaries held a substantial portion of the Company’s cash and cash equivalents, totaling approximately $98 million at December 31, 2016. Cash and cash equivalents at December 31, 2015 were $289 million, of which $247 million were held by foreign subsidiaries. Our Canadian and British subsidiaries held a substantial portion of the Company’s cash and cash equivalents at December 31, 2015, totaling approximately $86 million and $85 million, respectively. The increase in cash held by U.S subsidiaries during 2016, as compared to 2015, was primarily due to less cash used for the 2016 share repurchase program and the Company’s 2015 discretionary pension payment of $145 million. There are no legal or economic restrictions, absent certain regulatory approvals in China, where approximately $15 million of our foreign cash resides, on the ability of any of our subsidiaries to transfer funds. The Company regularly assesses its cash needs and the available sources to fund these needs. Outside of certain anticipated repatriations where we have provided for the related deferred taxes, we currently intend to permanently reinvest our undistributed earnings. Our current assessment does not indicate the need to repatriate foreign cash and cash equivalents to fund U.S. operations; however, this is subject to change based on changes in global economic conditions, changes in global tax rates, and changes in the global geopolitical environment.

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

Debt Compliance

As of December 31, 2016, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2016, we had the ability to incur total additional indebtedness of $844 million without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $45 to $55 million and expected dividend payments of approximately $23 million in 2017. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2017. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In 2015, we made a discretionary pension contribution of $145 million to the Curtiss-Wright Pension Plan, and as a result do not anticipate making further contributions in the next five years. For more information on our pension and other postretirement benefits plans, see Note 15 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2016:

(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Debt Principal Repayments	$950,668	$150,668	$—	$—	$—	$100,000	$700,000
Interest Payment on Fixed Rate Debt	282,710	39,206	31,643	31,643	31,643	31,397	117,178
Operating Leases	169,446	27,585	23,587	19,578	16,202	13,094	69,400
Build-to-suit Lease	18,423	1,374	1,277	1,309	1,342	1,375	11,746
Total	$1,421,247	$218,833	$56,507	$52,530	$49,187	$145,866	$898,324

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. At December 31, 2016, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2017	2018	2019	2020	2021	Thereafter (1)
Letters of Credit	$47,245	$36,899	$5,345	$2,094	$1,994	$612	$301

(1) Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $12.8 million.

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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on certain product sales, which represents approximately 52% of our 2016 total net sales, as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts, which represents approximately 19% of our 2016 total net sales, as services are rendered. The majority of our service revenues are generated within our Commercial/Industrial segment. The significant estimates we make in recognizing revenue relate primarily to long-term contracts generally accounted for using the cost-to-cost method of percentage-of-completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications.

Percentage-of-completion accounting

Revenue recognized using the cost-to-cost method of percentage-of-completion accounting represented approximately 23% of our total net sales in 2016. The typical length of our contracts that utilize the cost-to-cost method of percentage-of-completion accounting is 2-5 years. This method recognizes revenue and profit as the contracts progress towards completion. Under the cost-to-cost method of percentage-of-completion accounting, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion.

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

In 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver RCPs for the AP1000 nuclear power plants in China. The increase in costs was due to a change in estimate related to production modifications that are the result of engineering and endurance testing. During the twelve months ended December 31, 2016, 2015, and 2014, there were no other individual significant changes in estimated contract costs.

Multiple-element arrangements

From time to time, we may enter into multiple-element arrangements in which a customer may purchase a combination of goods, services, or rights to intellectual property. We follow the multiple element accounting guidance within ASC 605-25 for such arrangements which require: (1) determining the separate units of accounting; (2) determining whether the separate units of accounting have stand-alone value; and (3) measuring and allocating the arrangement consideration. We allocate the arrangement consideration in accordance with the selling price hierarchy which requires: (1) the use of vendor-specific objective evidence (VSOE), if available; (2) if VSOE is not available, the use of third-party evidence (TPE); and, if TPE is not available, (3) our best-estimate of selling price (BESP). During 2016, the Corporation did not enter into any significant multiple-element arrangements. In 2015, approximately 1% of the Company's net sales were the result of the sale of certain intellectual property licensing rights within a multiple-element arrangement with China for AP1000 reactor coolant pumps (China Direct order). The Company had no further performance obligations with regards to the sale of these perpetual rights.

The remainder of the contract, related to the production of sixteen RCPs, is being recognized using percentage-of-completion accounting through 2021.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2016, and the annual periodic costs for 2017, was decreased from 4.25% to 4.10% for the Curtiss-Wright Pension Plan, and from 4.25% to 3.93% for the nonqualified benefit plan, to reflect current economic conditions, and a change in estimate in determining discount rates based on the spot rate, or full yield curve, method. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost utilizing a select bond yield curve developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to an increase in the benefit obligation of $12 million in the CW plans.

The rate of compensation increase for base pay in the pension plans was unchanged at a weighted average of 3.4% based upon a graded scale of 5.0% to 3.0% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also utilized the RP-2014 mortality tables published by the Society of Actuaries, and updated the projected mortality scale to MP-2016, which reflects a slower rate of future mortality improvements than the previous MP-2015 table utilized. This change contributed to a decrease in the benefit obligation of $8 million.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was lowered to 8.00% at December 31, 2016, which will be utilized for determining 2017 pension cost. An expected long-term rate of return of 8.25% was used for determining 2016 expense, with 8.5% used for determining 2015 and 2014 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan decreased by $2.3 million in 2016, primarily driven by a decrease in market interest rates as of December 31, 2016. This decrease was partially offset by favorable changes to assumed mortality and favorable liability and asset experience during 2016.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2016 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$19,000	$2,000
Rate of compensation increase	0.25%	$3,000	$600
Expected return on assets	(0.25)%	—	$1,600

See Note 15 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Purchase Accounting

We apply the purchase method of accounting to our acquisitions. Under this method, we allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, commonly referred to as the purchase price allocation. As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented, or exchanged. The purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values, with any excess recorded as goodwill. We determine the fair values of such assets and liabilities, generally in consultation with third-party valuation advisors. Such fair value assessments require significant judgments and estimates such as projected cash flows, discount rates, royalty rates, and remaining useful lives that can differ materially from actual results. The analysis, while substantially complete, is finalized no later than twelve months from the date of acquisition. There were no acquisitions in 2016.

Goodwill

We have $1.0 billion in goodwill as of December 31, 2016. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

We test for goodwill impairment annually, at the reporting unit level, in the fourth quarter, which coincides with the preparation of our strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 1 to 20 years. Customer-related intangibles primarily consist of customer relationships, which reflect the value of the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship. We review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2016, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1 to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure, without consideration of our interest rate swap agreements, was 100% for December 31, 2016 and December 31, 2015. In order to manage our interest rate exposure, from time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. In 2016, we terminated our previous interest rate swap agreements and did not enter into any interest rate swap agreements. As of December 31, 2016, a change in interest rates of 1% would not have a material impact on the consolidated interest expense. In 2015, we had interest rate swap agreements in place. As of December 31, 2015, with the interest rate swap agreements that were in place, our fixed rate interest exposure was 58%. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 12 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the Canadian dollar, the British Pound, the Euro, and the Swiss franc. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $14 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2016	2015	2014

Net sales
Product sales	$1,714,358	$1,796,802	$1,815,028
Service sales	394,573	408,881	428,098
Total net sales	2,108,931	2,205,683	2,243,126

Cost of sales
Cost of product sales	1,100,287	1,156,596	1,190,714
Cost of service sales	258,161	265,832	275,896
Total cost of sales	1,358,448	1,422,428	1,466,610
Gross profit	750,483	783,255	776,516

Research and development expenses	58,592	60,837	67,842
Selling expenses	111,228	121,482	128,005
General and administrative expenses	272,565	290,319	298,296
Operating income	308,098	310,617	282,373
Interest expense	41,248	36,038	35,794
Other income, net	1,111	615	365
Earnings before income taxes	267,961	275,194	246,944
Provision for income taxes	(78,579)	(82,946)	(76,995)
Earnings from continuing operations	189,382	192,248	169,949
Loss from discontinued operations, net of taxes	(2,053)	(46,787)	(56,611)
Net earnings	$187,329	$145,461	$113,338

Basic earnings per share:
Earnings from continuing operations	$4.27	$4.12	$3.54
Loss from discontinued operations	(0.05)	(1.00)	(1.18)
Total	$4.22	$3.12	$2.36
Diluted earnings per share:
Earnings from continuing operations	$4.20	$4.04	$3.46
Loss from discontinued operations	(0.05)	(0.99)	(1.15)
Total	$4.15	$3.05	$2.31
Dividends per share	$0.52	$0.52	$0.52
Weighted average shares outstanding:
Basic	44,389	46,624	48,019
Diluted	45,045	47,616	49,075
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(In thousands)	2016	2015	2014

Net earnings	$187,329	$145,461	$113,338
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	(64,840)	(87,527)	(79,386)
Pension and postretirement adjustments, net of tax (2)	(988)	(9,990)	(74,284)
Other comprehensive loss, net of tax	(65,828)	(97,517)	(153,670)
Comprehensive income (loss)	$121,501	$47,944	$(40,332)

(1)	The tax benefit included in other comprehensive income (loss) for foreign currency translation adjustments for 2016, 2015, and 2014 were $1.7 million, $2.7 million, and $2.1 million, respectively.

(2)
The tax benefit (expense) included in other comprehensive income (loss) for pension and postretirement adjustments for 2016, 2015, and 2014 were ($1.7) million, $9.5 million, and $41.3 million, respectively.

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	At December 31,
(In thousands, except share data)	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$553,848	$288,697
Receivables, net	463,062	566,289
Inventories, net	366,974	379,591
Other current assets	30,927	40,306
Total current assets	1,414,811	1,274,883
Property, plant, and equipment, net	388,903	413,644
Goodwill	951,057	972,606
Other intangible assets, net	271,461	310,763
Other assets	11,549	17,715
Total assets	$3,037,781	$2,989,611
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$150,668	$1,259
Accounts payable	177,911	163,286
Accrued expenses	130,239	131,863
Income taxes payable	18,274	7,956
Deferred revenue	170,143	181,671
Other current liabilities	28,027	37,190
Total current liabilities	675,262	523,225
Long-term debt	815,630	951,946
Deferred tax liabilities, net	49,722	54,447
Accrued pension and other postretirement benefit costs	107,151	103,723
Long-term portion of environmental reserves	14,024	14,017
Other liabilities	84,801	86,830
Total liabilities	1,746,590	1,734,188
Contingencies and Commitments (Notes 12, 16 and 18)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value,100,000,000 shares authorized at December 31, 2016 and 2015; 49,187,378 shares issued at December 31, 2016 and 49,189,702 at December 31, 2015; outstanding shares were 44,181,050 at December 31, 2016 and 44,621,348 at December 31, 2015.	49,187	49,190
Additional paid in capital	129,483	144,923
Retained earnings	1,754,907	1,590,645
Accumulated other comprehensive loss	(291,756)	(225,928)
Common treasury stock, at cost (5,006,328 shares at December 31, 2016 and 4,568,354 shares at December 31, 2015)	(350,630)	(303,407)
Total stockholders' equity	1,291,191	1,255,423
Total liabilities and stockholders’ equity	$3,037,781	$2,989,611
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net earnings	$187,329	$145,461	$113,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,008	100,810	118,931
(Gain) loss on sale of businesses	(845)	16,991	29,184
(Gain) loss on fixed asset disposals	(2,069)	(945)	632
Deferred income taxes	1,224	63,535	(27,241)
Share-based compensation	9,478	9,473	8,500
Impairment of assets	—	—	3,202
Impairment of assets held for sale	—	40,813	41,369
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	91,692	(77,106)	12,845
Inventories, net	4,391	(4,039)	(19,375)
Progress payments	2,583	3,680	(6,971)
Accounts payable and accrued expenses	4,125	(447)	16,147
Deferred revenue	(11,084)	4,839	24,471
Income taxes	11,797	(7,436)	38,946
Net pension and postretirement liabilities	3,405	(139,610)	(26,431)
Termination of interest rate swap	20,405	—	—
Other	4,758	6,460	4,219
Net cash provided by operating activities	423,197	162,479	331,766
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	3,674	2,277	594
Proceeds from divestitures	1,027	31,344	152,965
Proceeds from insurance	—	—	2,357
Additions to property, plant, and equipment	(46,776)	(35,512)	(67,115)
Acquisition of businesses, net of cash acquired	(295)	(13,228)	(34,364)
Additional consideration paid on prior year acquisitions	(564)	(457)	(989)
Net cash provided by (used for) investing activities	(42,934)	(15,576)	53,448
Cash flows from financing activities:
Borrowings under revolving credit facilities	7,839	70,324	364,557
Payment of revolving credit facilities	(8,430)	(70,134)	(414,770)
Principal payments on debt	—	(8,400)	(80)
Repurchases of company stock	(105,249)	(294,130)	(65,220)
Proceeds from share-based compensation plans	22,300	28,706	38,182
Dividends paid	(23,067)	(24,122)	(25,013)
Other	(635)	(581)	296
Excess tax benefits from share-based compensation	11,101	9,119	9,610
Net cash used for financing activities	(96,141)	(289,218)	(92,438)
Effect of exchange-rate changes on cash	(18,971)	(19,104)	(17,954)
Net increase (decrease) in cash and cash equivalents	265,151	(161,419)	274,822
Cash and cash equivalents at beginning of year	288,697	450,116	175,294
Cash and cash equivalents at end of year	$553,848	$288,697	$450,116
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	2,512	2,108	2,891
Property and equipment under build to suit transaction	—	—	14,735

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2014	$49,190	$150,618	$1,380,981	$25,259	$(53,343)
Net earnings	—	—	113,338	—	—
Other comprehensive loss, net of tax	—	—	—	(153,670)	—
Dividends paid	—	—	(25,013)	—	—
Restricted stock, net of tax	—	(722)	—	—	3,155
Stock options exercised, net of tax	—	311	—	—	45,049
Other	—	(430)	—	—	430
Share-based compensation	—	8,266	—	—	234
Repurchase of common stock	—	—	—	—	(65,220)
December 31, 2014	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	145,461	—	—
Other comprehensive loss, net of tax	—	—	—	(97,517)	—
Dividends paid	—	—	(24,122)	—	—
Restricted stock, net of tax	—	(10,303)	—	—	13,734
Stock options exercised, net of tax	—	(11,349)	—	—	45,743
Other	—	(647)	—	—	647
Share-based compensation	—	9,179	—	—	294
Repurchase of common stock					(294,130)
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	187,329	—	—
Other comprehensive loss, net of tax	—	—	—	(65,828)	—
Dividends paid	—	—	(23,067)	—	—
Restricted stock, net of tax	—	(12,086)	—	—	17,275
Stock options exercised, net of tax	—	(11,271)	—	—	39,483
Other	(3)	(1,104)	—	—	811
Share-based compensation	—	9,021	—	—	457
Repurchase of common stock	—	—	—	—	(105,249)
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on product sales as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts as services are rendered. The significant estimates we make in recognizing revenue are primarily for long-term contracts generally accounted for using the cost-to-cost method of percentage of completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation’s consolidated financial position, results of operations, or cash flows. In 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China. The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. There were no other individual significant changes in estimated contract costs at completion during 2016, 2015, or 2014.

Losses on contracts are provided for in the period in which the losses become determinable and the excess of billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

From time to time, we may enter into multiple-element arrangements in which a customer may purchase a combination of goods, services, or rights to intellectual property. We follow the multiple element accounting guidance within ASC 605-25 for such arrangements which require: (1) determining the separate units of accounting; (2) determining whether the separate units of accounting have stand-alone value; and (3) measuring and allocating the arrangement consideration. We allocate the arrangement consideration in accordance with the selling price hierarchy which requires: (1) the use of vendor-specific objective evidence (VSOE), if available (2) if VSOE is not available, the use of third-party evidence (TPE), and if TPE is not available (3) our best-estimate of selling price (BESP). Approximately 1% of the Company's 2015 net sales were the result of the sale of certain intellectual property licensing rights within a multiple-element arrangement with China for AP1000 reactor coolant pumps (China Direct order). The Company had no further performance obligations with regards to the sale of these perpetual rights. The remainder of the contract, related to the production of sixteen RCPs, is being recognized using percentage-of-completion accounting through 2021.

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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2016, 2015, and 2014. For impairment charges on assets held for sale, see Note 2 to the Consolidated Financial Statements.

Goodwill

Goodwill results from business acquisitions. The Corporation accounts for business acquisitions by allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts allocated is recorded as goodwill. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The impairment test is based on the estimated fair value of the underlying businesses. The Corporation’s goodwill impairment test is performed annually in the fourth quarter of each year. See Note 7 to the Consolidated Financial Statements for further information on goodwill.

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

Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. Gains from foreign currency transactions are included in General and administrative expenses within the results of operations, which amounted to $8.9 million, $8.3 million, and $2.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These losses are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to $11.5 million, $11.0 million, and $6.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

The Corporation is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements, including the method of adoption as of January 1, 2018. Based on a preliminary review of our customer contracts, we do not believe that the standard will have a material impact on our Consolidated Financial Statements. Our assessment is still ongoing and not complete. While we anticipate some changes to revenue recognition, we do not currently believe that the standard will have a material impact on our Consolidated Financial Statements. The FASB, however, has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change.

Date of adoption: January 1, 2018
ASU 2016-02 Leases
In February 2016, the FASB issued final guidance that will require lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance requires the use of a modified retrospective approach.
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

Upon adoption in 2017, the Corporation expects to record a tax benefit which is contingent on the number of stock options, restricted share units, and performance share units exercised or vested during the period as well as the price of the Corporation’s common stock.

Date of adoption: January 1, 2017
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017.

The Corporation plans to early adopt this standard effective January 1, 2017. The standard would only impact the Corporation in the event of a goodwill impairment.  Accordingly, we do not expect the adoption to have an impact on our Consolidated Financial Statements.

Date of adoption: January 1, 2017

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation identified certain businesses it considered non-core.
The Corporation considers businesses non-core when their products or services do not complement existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. As part of this initiative, during 2015, the Corporation divested all five businesses that were classified as held for sale as of December 31, 2014. The results of operations of these businesses are reported as discontinued operations within our Consolidated Statements of Earnings.

The aggregate financial results of all discontinued operations for the years ended December 31 were as follows:

(In thousands)	2016		2015	2014
Net sales	$—		$57,992	$363,869
Loss from discontinued operations before income taxes (1)	—		(40,984)	(48,519)
Income tax benefit / (expense)	(2,053)	(3)	7,926	14,268
Loss on sale of businesses (2)	—		(13,729)	(22,360)
Loss from discontinued operations	$(2,053)		$(46,787)	$(56,611)

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

(3) Amount represents finalization of income tax provision related to discontinued operations for the year ended December 31, 2015.

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

Aviation Ground

In January 2015, the Corporation sold the assets of its Aviation Ground support business for £3 million ($4 million). The business was previously classified within assets held for sale and reported within the Defense segment.

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

During 2016, no acquisitions were made. In 2015, the Corporation acquired one business for an aggregate purchase price of $13.2 million, net of cash acquired, which is described in more detail below.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2015:

(In thousands)	2016	2015
Accounts receivable	$—	$996
Inventory	—	152
Property, plant, and equipment	—	1,463
Other current assets	—	155
Intangible assets	—	7,700
Current and non-current liabilities	—	(6)
Due to seller	—	(1,470)
Net tangible and intangible assets	—	8,990
Purchase price	—	13,228
Goodwill	$—	$4,238

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
Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 38% and 36% of consolidated revenues in 2016 and 2015, respectively. Total receivables due primarily from the U.S Government were $183.6 million and $165.6 million at December 31, 2016 and 2015, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $83.2 million and $70.6 million at December 31, 2016 and 2015, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2016	2015
Billed receivables:
Trade and other receivables	$340,091	$435,172
Less: Allowance for doubtful accounts	(4,832)	(5,664)
Net billed receivables	335,259	429,508
Unbilled receivables:
Recoverable costs and estimated earnings not billed	149,847	153,045
Less: Progress payments applied	(22,044)	(16,264)
Net unbilled receivables	127,803	136,781
Receivables, net	$463,062	$566,289

5. INVENTORIES

Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Long term contract inventory includes an immaterial amount of claims or other similar items subject to uncertainty concerning their determination or realization. Inventories are valued at the lower of cost or market.
The composition of inventories as of December 31 is as follows:

(In thousands)	2016	2015
Raw material	$189,228	$196,684
Work-in-process	73,843	79,406
Finished goods	112,478	114,931
Inventoried costs related to U.S. Government and other long-term contracts	57,516	51,774
Gross inventories	433,065	442,795
Less: Inventory reserves	(54,988)	(48,904)
Progress payments applied, principally related to long-term contracts	(11,103)	(14,300)
Inventories, net	$366,974	$379,591
As of December 31, 2016 and 2015, inventory also includes capitalized contract development costs of $28.8 million and $29.7 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2016 and 2015, $3.9 million and $2.5 million, respectively, are scheduled to be liquidated under existing firm orders.

6. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2016	2015
Land	$19,511	$19,933
Buildings and improvements	215,221	218,016
Machinery, equipment, and other	752,356	739,965
Property, plant, and equipment, at cost	987,088	977,914
Less: Accumulated depreciation	(598,185)	(564,270)
Property, plant, and equipment, net	$388,903	$413,644
Depreciation expense from continuing operations for the years ended December 31, 2016, 2015, and 2014 was $62.6 million, $64.7 million, and $66.6 million, respectively.

7. GOODWILL

The changes in the carrying amount of goodwill for 2016 and 2015 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Assets Held for Sale	Consolidated
December 31, 2014	$454,092	$356,689	$187,725	$42,395	$1,040,901
Acquisitions	4,238	—	—	—	4,238
Divestitures	—	—	—	(41,264)	(41,264)
Goodwill adjustments	21	1,131	—	(1,131)	21
Foreign currency translation adjustment	(10,523)	(20,217)	(550)	—	(31,290)
December 31, 2015	$447,828	$337,603	$187,175	$—	$972,606
Divestitures	—	(452)	—	—	(452)
Foreign currency translation adjustment	(11,687)	(9,496)	86	—	(21,097)
December 31, 2016	$436,141	$327,655	$187,261	$—	$951,057

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

The Corporation completed its annual goodwill impairment testing as of October 31, 2016, 2015, and 2014 and concluded that there was no impairment of value. The estimated fair value of the reporting units substantially exceeded the recorded book value.

8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2016 and December 31, 2015, respectively.

	2016			2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$166,859	$(98,266)	$68,593	$171,382	$(91,430)	$79,952
Customer related intangibles	349,742	(157,154)	192,588	357,538	(140,816)	216,722
Other intangible assets	36,709	(26,429)	10,280	37,200	(23,111)	14,089
Total	$553,310	$(281,849)	$271,461	$566,120	$(255,357)	$310,763
Amortization expense from continuing operations for the years ended December 31, 2016, 2015, and 2014 was $33.4 million, $34.8 million, and $38.3 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In thousands)
2017	$32,178
2018	31,100
2019	29,340
2020	27,470
2021	25,759

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
On February 5, 2016, the Corporation terminated its March 2013 and January 2012 interest rate swap agreements. As a result of the termination, the Corporation received a cash payment of $20.4 million, representing the fair value of the interest rate swaps on the date of termination. In connection with the termination, the Corporation and the counterparties released each other from all obligations under the interest rate swaps agreement, including, without limitation, the obligation to make periodic payments under such agreements. The gain on termination is reflected as a bond premium to our notes' carrying value and will be amortized into interest expense over the remaining terms of the Senior Notes.
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
Effects on Consolidated Balance Sheets
The location and amounts of derivative instrument fair values in the consolidated balance sheet are below.

	December 31,
(In thousands)	2016	2015
Assets
Designated for hedge accounting
Interest rate swaps	$—	$3,083
Undesignated for hedge accounting
Forward exchange contracts	$142	$223
Total asset derivatives (1)	$142	$3,306
Liabilities
Undesignated for hedge accounting
Forward exchange contracts	$419	$673
Total liability derivatives (2)	$419	$673
(1) Forward exchange derivatives are included in Other current assets and interest rate swap assets are included in Other assets.
(2) Forward exchange derivatives are included in Other current liabilities.
Effects on Consolidated Statements of Earnings
Fair value hedge
The location and amount of gains or (losses) on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gain (loss) on the related interest rate swaps for the years ended December 31, were as follows:

	Gain/(Loss) on Swap
(In thousands)	2016	2015	2014
Other income, net
Interest rate swaps	$—	$8,204	$44,724
Hedged fixed rate debt	$—	$(8,204)	$(44,724)
Total	$—	$—	$—
Undesignated hedges
The location and amount of losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2016	2015	2014
Forward exchange contracts:
General and administrative expenses	$11,510	$11,042	$6,880
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2016. The fair value of our debt instruments are characterized as a Level 2 measurement in accordance with the fair value hierarchy. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2016, net of debt issuance costs, aggregated $961 million compared to a carrying value, net of debt issuance costs, of $949 million. The estimated fair values of the Corporation’s fixed rate debt instruments at December 31, 2015, net of debt issuance costs, aggregated $959 million compared to a carrying value, net of debt issuance costs, of $952 million.
The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Nonrecurring measurements

As discussed in Note 2 to the Consolidated Financial Statements, the Corporation classified certain businesses as held for sale during 2014. In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets guidance of FASB Codification Subtopic 360–10, the carrying amounts of the disposal groups were written down to their estimated fair value, less costs to sell, resulting in an impairment charge of $40.8 million, which was included in the loss from discontinued operations before income taxes for the year ended December 31, 2015. For the year ended December 31, 2014, an impairment charge of $41.4 million was recorded in the loss from discontinued operations before income taxes. The fair value of the disposal groups were determined primarily by using non-binding quotes. In accordance with the fair value hierarchy, the impairment charge is classified as a Level 3 measurement as it is based on significant other unobservable inputs.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2016	2015
Accrued compensation	$85,970	$86,497
Accrued commissions	5,189	7,250
Accrued interest	9,817	9,900
Accrued insurance	7,521	5,261
Other	21,742	22,955
Total accrued expenses	$130,239	$131,863

Other current liabilities consist of the following as of December 31:

(In thousands)	2016	2015
Warranty reserves	$11,768	$15,053
Additional amounts due to sellers on acquisitions	1,985	2,883
Reserves on loss contracts	1,662	2,711
Pension and other postretirement liabilities	5,331	4,560
Other	7,281	11,983
Total other current liabilities	$28,027	$37,190

11. INCOME TAXES
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2016	2015	2014
Domestic	$154,571	$135,112	$120,563
Foreign	113,390	140,082	126,381
	$267,961	$275,194	$246,944
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2016	2015	2014
Current:
Federal	$45,523	$(6,741)	$70,609
State	8,002	6,175	9,065
Foreign	20,861	27,134	33,401
Total current	74,386	26,568	113,075

Deferred:
Federal	4,267	49,060	(29,683)
State	73	7,390	(1,247)
Foreign	(147)	(72)	(5,150)
Total deferred	4,193	56,378	(36,080)
Provision for income taxes	$78,579	$82,946	$76,995
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	1.1	4.3	2.4
R&D tax credits	(0.9)	(1.3)	(1.3)
Foreign earnings (1)	(5.8)	(6.2)	(4.4)
All other, net	(0.1)	(1.7)	(0.5)
Effective tax rate	29.3%	30.1%	31.2%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.
The components of the Corporation’s deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Pension plans	$45,568	$40,102
Environmental reserves	9,871	9,561
Inventories	21,758	20,041
Postretirement/postemployment benefits	13,542	13,272
Incentive compensation	9,425	12,369
Net operating loss	10,345	9,043
Capital loss carryover	11,352	10,141
Other	39,977	38,226
Total deferred tax assets	161,838	152,755
Deferred tax liabilities:
Depreciation	25,963	29,771
Goodwill amortization	97,667	89,276
Other intangible amortization	51,712	54,017
Other	16,225	12,280
Total deferred tax liabilities	191,567	185,344
Valuation allowance	17,776	17,895
Net deferred tax liabilities	$47,505	$50,484
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet at December 31 as follows:

(In thousands)	2016	2015
Net noncurrent deferred tax assets	2,217	3,963
Net noncurrent deferred tax liabilities	49,722	54,447
Net deferred tax liabilities	$47,505	$50,484
The Corporation has income tax net operating loss carryforwards related to international operations of approximately $24.0 million of which $13.0 million have an indefinite life and $11.0 million expire through 2023. The Corporation has federal and state income tax net loss carryforwards of approximately $97.6 million, of which $66.5 million are net operating losses which expire through 2036 and $31.1 million are capital loss carryforwards which expire in 2020. The Corporation has recorded a deferred tax asset of $21.7 million reflecting the benefit of the loss carryforwards.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation decreased its valuation allowance by $0.1 million to $17.8 million, as of December 31, 2016, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments, net of refunds, of $54.5 million, $4.9 million, and $35.0 million were made in 2016, 2015, and 2014, respectively.
The amount of undistributed foreign subsidiaries earnings considered to be permanently reinvested for which no provision has been made for U.S. federal or foreign taxes at December 31, 2016 was $283.5 million. It is not practicable to estimate the amount of tax that would be payable if these amounts were repatriated to the United States; however, foreign tax credits may partiality offset any tax liability.
The Corporation has recognized a liability in Other liabilities for interest of $1.8 million and penalties of $1.4 million as of December 31, 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2016	2015	2014
Balance at January 1,	$12,414	$11,560	$10,623
Additions for tax positions of prior periods	32	359	1,421
Reductions for tax positions of prior periods	(1,679)	—	—
Additions for tax positions related to the current year	789	2,026	1,738
Settlements	(102)	(1,414)	(2,039)
Lapses of statute of limitations	—	—	(41)
Foreign currency translation	—	(117)	(142)
Balance at December 31,	$11,454	$12,414	$11,560
In many cases the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2016:

United States (Federal)	2013	-	present
United States (Various states)	2005	-	present
United Kingdom	2009	-	present
Canada	2010	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits at December 31, 2016, 2015, and

2014 is $7.7 million, $8.3 million, and $8.0 million, respectively, which if recognized, would favorably affect the effective income tax rate.

12. DEBT
Debt consists of the following as of December 31:

(In thousands)	2016	2016	2015	2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	150,000	154,509	150,000	158,024
3.84% Senior notes due 2021	100,000	102,463	100,307	100,307
3.70% Senior notes due 2023	225,000	226,946	225,000	224,322
3.85% Senior notes due 2025	100,000	100,338	100,450	100,450
4.24% Senior notes due 2026	200,000	203,592	201,422	201,422
4.05% Senior notes due 2028	75,000	74,630	75,904	75,904
4.11% Senior notes due 2028	100,000	99,876	100,000	99,720
Other debt	668	668	1,259	1,259
Total debt	950,668	963,022	954,342	961,408
Debt issuance costs, net	(984)	(984)	(1,137)	(1,137)
Unamortized interest rate swap proceeds	16,614	16,614	—	—
Total debt, net	966,298	978,652	953,205	960,271
Less: current portion of long-term debt and short-term debt	150,668	150,668	1,259	1,259
Total long-term debt	$815,630	$827,984	$951,946	$959,012
The Corporation did not have any borrowings against the Revolving Credit Agreement in 2016. The weighted-average interest rate of the Corporation’s Revolving Credit Agreement was 3.2% in 2015.
The debt outstanding had fixed and variable interest rates averaging 3.9% and 3.3% in 2016 and 2015, respectively.
Aggregate maturities of debt are as follows:

(In thousands)
2017	$150,668
2018	—
2019	—
2020	—
2021	100,000
Thereafter	700,000
Total	$950,668
Interest payments of $38 million, $33 million, and $33 million were made in 2016, 2015, and 2014, respectively.
Revolving Credit Agreement
In August 2012, the Corporation refinanced its existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the Credit Agreement, the Corporation has borrowing capacity of $500 million. In addition, the Credit Agreement provides an accordion feature which allows the Corporation to borrow an additional $100 million. As of December 31, 2016, the Corporation had $47 million in letters of credit supported by the credit facility and no borrowings outstanding under the credit facility. The unused credit available under the credit facility at December 31, 2016 was $453 million, which we had the ability to borrow in full without violating our debt to capitalization covenant.

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
Senior Notes
On February 26, 2013, the Corporation issued $500 million of Senior Notes (the “2013 Notes”).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028. $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. As of December 31, 2016, the Corporation had the ability to borrow additional debt of $0.8 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
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
As of December 31, 2016, 2015, and 2014, there were no options outstanding that were considered anti-dilutive.
Earnings per share calculations for the years ended December 31, 2016, 2015, and 2014, are as follows:

(In thousands, except per share data)	Earnings from continuing operations	Weighted- Average Shares Outstanding	Earnings per share from continuing operations
2016
Basic earnings per share from continuing operations	$189,382	44,389	$4.27
Dilutive effect of stock options and deferred stock compensation		656
Diluted earnings per share from continuing operations	$189,382	45,045	$4.20
2015
Basic earnings per share from continuing operations	$192,248	46,624	$4.12
Dilutive effect of stock options and deferred stock compensation		992
Diluted earnings per share from continuing operations	$192,248	47,616	$4.04
2014
Basic earnings per share from continuing operations	$169,949	48,019	$3.54
Dilutive effect of stock options and deferred stock compensation		1,056
Diluted earnings per share from continuing operations	$169,949	49,075	$3.46

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

During 2016, the Corporation granted awards in the form of RSUs, PSUs, PUs, and restricted stock. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2016, 2015, and 2014 is as follows:

(In thousands)	2016	2015	2014
Employee Stock Purchase Plan	1,184	1,279	1,350
Performance Share Units	3,910	4,349	3,728
Restricted Share Units	3,426	3,015	2,655
Other share-based payments	958	830	767
Total share-based compensation expense before income taxes	$9,478	$9,473	$8,500

Other share-based grants include service based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2016, 2015, or 2014.

The following table summarizes the cash received from share-based awards and the Corporation's tax benefit recognized on share-based compensation:

(In thousands)	2016	2015	2014
Cash received from share-based awards	$22,300	$28,706	$38,183
Recognized tax benefit on awards	$11,101	$9,119	$9,610

A summary of employee stock option activity is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2015	852	$33.54
Exercised	(408)	35.30
Forfeited	(1)	36.73
Outstanding at December 31, 2016	443	$31.91	2.9	$29,421
Exercisable at December 31, 2016	443	$31.91	2.9	$29,421

The total intrinsic value of stock options exercised during 2016, 2015, and 2014 was $43.2 million, $36.8 million, and $28.3 million, respectively.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three year cliff vesting is contingent upon how the Corporation's total shareholder return over the three-year term of the awards compares to that of a self-constructed peer group.  The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s Common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period. As forfeiture assumptions change, compensation cost will be adjusted on a cumulative basis in the period of the assumption change.

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

A summary of the Corporation’s 2016 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested at December 31, 2015	286	$52.70	245	$55.98
Granted	38	124.83	63	98.64
Vested	(108)	40.30	(93)	43.42
Forfeited	(12)	77.27	(11)	66.48
Nonvested at December 31, 2016	204	$71.28	204	$74.38
Expected to vest at December 31, 2016	204	$71.28	204	$74.38

Nonvested PSUs had an intrinsic value of $20.0 million and unrecognized compensation costs of $8.9 million as of December 31, 2016. Nonvested RSUs had an intrinsic value of $20.0 million and unrecognized compensation costs of $10.6 million as of December 31, 2016. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over periods of 2.4-2.5 years.

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

15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation maintains ten separate and distinct pension and other post-retirement defined benefit plans, consisting of three domestic plans and seven separate foreign pension plans. Effective May 1, 2016, the Corporation completed the merger of three frozen UK defined benefit pension schemes by merging the Metal Improvement Company Salaried Staff Pension Scheme and the Mechetronics Limited Retirement Benefits Scheme into the Curtiss-Wright Penny & Giles Pension Plan. The Penny & Giles Plan was then renamed the Curtiss-Wright UK Pension Plan.
Effective December 31, 2014, the Corporation executed the following plan mergers: the two Williams Controls defined benefit pension plans were merged with the CW Pension Plan, resulting in one surviving domestic qualified plan, and the three domestic post-retirement health-benefits plans (CW, EMD, and Williams Controls) were merged into one. Post-merger, the Corporation maintains the following domestic plans: a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan. The foreign plans consist of one defined benefit pension plan each in the United Kingdom, Canada and Switzerland, two in Germany, and two in Mexico.
Domestic Plans
Qualified Pension Plan
The Corporation maintains a defined benefit pension plan (the “CW Pension Plan”) covering certain employee populations under six benefit formulas: a non-contributory non-union and union formula for certain Curtiss-Wright (CW) employees, a contributory union and non-union benefit formula for employees at the EMD business unit, and two benefit formulas providing annuity benefits for participants in the former Williams Controls salaried and union plans.
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
In May 2013, the Company’s Board of Directors approved an amendment to the CW Pension Plan. Effective January 1, 2014, all active non-union employees participating in the final and career average pay formulas in the defined benefit plan will cease accruals 15 years from the effective date of the amendment.  In addition to the sunset provision, the “cash balance” benefit for non-union participants ceased as of January 1, 2014.  Non-Union employees who are not currently receiving final or career average pay benefits became eligible to participate in a new defined contribution plan which provides both employer match and non-elective contribution components, up to a maximum employer contribution of 6%.  The amendment does not affect CW employees that are subject to collective bargaining agreements.

At December 31, 2016 and 2015, the Corporation had a noncurrent pension liability of $40.4 million and $38.1 million, respectively. This increase was primarily driven by a decrease in market interest rates as of December 31, 2016, partially offset by favorable changes to assumed mortality and favorable liability and asset experience during 2016.
Due to the large cash contribution in January 2015, the Corporation does not expect to make any further contributions through 2021, but expects to make annual contributions to the defined contribution plan, as further described below.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $40.4 million and $39.4 million as of December 31, 2016 and 2015, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $3.2 million in 2017.
Other Post-Employment Benefits (OPEB) Plan
Under the plan merger effective December 31, 2014, the Corporation provides post-employment benefits consisting of retiree health and life insurance to three distinct groups of employees/retirees: the CW Grandfathered plan, and plans assumed in the acquisitions of EMD and Williams Controls.
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
The Corporation had an accrued postretirement benefit liability at December 31, 2016 and 2015 of $24.4 million and $22.0 million, respectively. Pursuant to the EMD purchase agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these post-retirement benefit costs. At December 31, 2016 and 2015, the discounted receivable included in other assets was $0.4 million and $1.0 million, respectively. The Corporation expects to contribute $1.8 million to the plan during 2017.
Foreign Plans
The foreign plans consist of one defined benefit pension plan each in the United Kingdom, Canada, and Switzerland, two in Germany, and two in Mexico. As of December 31, 2016 and 2015, the total projected benefit obligation related to all foreign plans is $91.0 million and $87.8 million, respectively. As of December 31, 2016 and 2015, the Corporation had a net accrued pension liability of $3.3 million and $5.1 million, respectively. The Corporation's contributions to the foreign plans are expected to be $2.6 million in 2017.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs (income) consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2016	2015	2014	2016	2015	2014
Service cost	$25,100	$26,873	$25,262	$338	$286	$246
Interest cost	30,495	30,050	30,403	996	842	877
Expected return on plan assets	(54,101)	(54,629)	(41,746)	—	—	—
Amortization of prior service cost	(46)	618	662	(657)	(657)	(657)
Recognized net actuarial loss/(gain)	12,029	16,890	6,827	(296)	(551)	(811)
Cost of settlements/curtailments	—	7,461	377	—	—	—
Net periodic benefit cost (income)	$13,477	$27,263	$21,785	$381	$(80)	$(345)
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
The following table outlines the Corporation's consolidated disclosure of the pension benefits and postretirement benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2016 measurement date.

	Pension Benefits		Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Change in benefit obligation:
Beginning of year	$774,710	$797,360	$21,980	$23,250
Service cost	25,100	26,873	338	286
Interest cost	30,495	30,050	996	842
Plan participants’ contributions	1,897	1,825	266	345
Amendments	—	(2,951)	—	—
Actuarial loss (gain)	19,640	(10,803)	3,372	(1,133)
Benefits paid	(41,115)	(60,662)	(2,516)	(1,610)
Actual expenses	(1,206)	(1,787)	—	—
Currency translation adjustments	(10,916)	(5,195)	—	—
End of year	$798,605	$774,710	$24,436	$21,980

Change in plan assets:
Beginning of year	$692,074	$595,829	$—	$—
Actual return on plan assets	65,872	(4,092)	—	—
Employer contribution	8,210	165,575	2,250	1,265
Plan participants’ contributions	1,897	1,825	266	345
Benefits paid	(41,115)	(60,662)	(2,516)	(1,610)
Actual Expenses	(1,206)	(1,787)	—	—
Currency translation adjustments	(11,124)	(4,614)	—	—
End of year	$714,608	$692,074	$—	$—

Funded status	$(83,997)	$(82,636)	$(24,436)	$(21,980)

	Pension Benefits		Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Amounts recognized on the balance sheet
Noncurrent assets	$4,049	$3,667	$—	$—
Current liabilities	(3,498)	(2,998)	(1,833)	(1,562)
Noncurrent liabilities	(84,548)	(83,305)	(22,603)	(20,418)
Total	$(83,997)	$(82,636)	$(24,436)	$(21,980)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$198,630	$203,729	$(5,178)	$(8,846)
Prior service cost	(1,580)	(1,635)	(3,373)	(4,030)
Total	$197,050	$202,094	$(8,551)	$(12,876)
Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$11,793	$12,373	$(203)	$(571)
Prior service cost recognition	$(105)	$(50)	$(657)	$(657)
Accumulated benefit obligation	$767,461	$736,688	N/A	N/A
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$733,426	$721,626	N/A	N/A
Accumulated benefit obligation	702,282	683,605	N/A	N/A
Fair value of plan assets	645,380	635,323	N/A	N/A
Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Weighted-average assumptions in determination of benefit obligation:
Discount rate	3.88%	4.11%	4.00%	4.25%
Rate of compensation increase	3.35%	3.36%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.25%	5.70%
Ultimate rate reached in 2026	N/A	N/A	4.50%	5.40%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	4.12%	3.88%	4.25%	3.75%
Expected return on plan assets	7.81%	7.93%	N/A	N/A
Rate of compensation increase	3.35%	3.37%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.75%	5.50%
Ultimate rate reached in 2026	N/A	N/A	4.50%	4.59%
Effective December 31, 2016, the Corporation has adopted the spot rate, or full yield curve, approach for developing discount rates. The discount rate for each plan's past service liabilities and service cost is determined by discounting the plan’s expected future benefit payments using a yield curve developed from high quality bonds that are rated Aa or better by Moody’s as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at one effective rate for these components. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment, based on the anticipated optional form elections.

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
The effect on the Other Post-Employment Benefits plan of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$30	$(24)
Postretirement benefit obligation	$444	$(371)
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

	As of December 31,		Target	Expected
	2016	2015	Exposure	Range
Asset class
Domestic equities	54%	51%	50%	40%-60%
International equities	13%	14%	15%	10%-20%
Total equity	67%	65%	65%	55%-75%
Fixed income	33%	35%	35%	25%-45%
As of December 31, 2016 and 2015, cash funds in the CW Pension Plan represented approximately 3% of portfolio assets.
Foreign plan assets represent 12% of consolidated plan assets, with the majority of the assets supporting the U.K. plans. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 3.70% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets as of December 31, 2016 using the fair value hierarchy, as described in Note 9 to the Consolidated Financial Statements.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,251	$253	$25,998	$—
Equity securities- Mutual funds (1)	435,931	395,549	40,382	—
Bond funds (2)	219,417	162,470	56,947	—
Insurance Contracts (3)	9,720	—	—	9,720
Other (4)	755	—	—	755
December 31, 2015	$692,074	$558,272	$123,327	$10,475
Cash and cash equivalents	$23,979	$4,893	$19,086	$—
Equity securities- Mutual funds (1)	459,002	418,390	40,612	—
Bond funds (2)	219,249	155,120	64,129	—
Insurance Contracts (3)	10,760	—	—	10,760
Other (4)	1,618	—	—	1,618
December 31, 2016	$714,608	$578,403	$123,827	$12,378
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
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2016 and 2015:

(In thousands)	Insurance Contracts	Other	Total
December 31, 2014	$8,169	$771	$8,940
Actual return on plan assets:
Relating to assets still held at the reporting date	127	37	164
Relating to assets sold during the period	—	2	2
Purchases, sales, and settlements	1,554	(49)	1,505
Foreign currency translation adjustment	(130)	(6)	(136)
December 31, 2015	$9,720	$755	$10,475
Actual return on plan assets:
Relating to assets still held at the reporting date	148	35	183
Purchases, sales, and settlements	1,095	871	1,966
Foreign currency translation adjustment	(203)	(43)	(246)
December 31, 2016	$10,760	$1,618	$12,378
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2017	$49,513	$1,833	$51,346
2018	50,665	1,762	52,427
2019	54,154	1,733	55,887
2020	53,516	1,720	55,236
2021	52,950	1,711	54,661
2022 — 2026	273,753	8,211	281,964
Defined Contribution Retirement Plans
The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.
Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the year ended December 31, 2016, the expense relating to the plan was $11.3 million, consisting of $4.8 million in matching contributions to the plan in 2016, and $6.5 million in non-elective contributions paid in January 2017. Cumulative contributions of approximately $64.0 million are expected to be made from 2017 through 2021.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $4.2 million, $4.8 million, and $5.7 million in 2016, 2015, and 2014, respectively.

16. LEASES
The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $35.3 million, $37.0 million, and $38.0 million in 2016, 2015, and 2014, respectively.
At December 31, 2016, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments
2017	$27,585
2018	23,587
2019	19,578
2020	16,202
2021	13,094
Thereafter	69,400
Total	$169,446

17. SEGMENT INFORMATION

The Corporation’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, the Corporation has three reportable segments: Commercial/Industrial, Defense, and Power, as described below in further detail.

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

Net sales and operating income by reportable segment are as follows:

	December 31,
(In thousands)	2016	2015	2014
Net sales
Commercial/Industrial	$1,120,326	$1,189,120	$1,232,696
Defense	469,796	479,528	492,094
Power	524,967	545,013	527,034
Less: Intersegment Revenues	(6,158)	(7,978)	(8,698)
Total Consolidated	$2,108,931	$2,205,683	$2,243,126

(In thousands)	2016	2015	2014
Operating income (expense)
Commercial/Industrial	$156,550	$171,525	$178,684
Defense	98,291	98,895	82,552
Power	76,472	74,987	51,449
Corporate and Eliminations (1)	(23,215)	(34,790)	(30,312)
Total Consolidated	$308,098	$310,617	$282,373

Depreciation and amortization expense
Commercial/Industrial	$53,970	$55,799	$58,276
Defense	14,488	15,965	19,530
Power	23,032	23,419	23,060
Corporate	4,518	4,292	4,059
Total Consolidated	$96,008	$99,475	$104,925

Segment assets
Commercial/Industrial	$1,391,040	$1,480,052	$1,543,795
Defense	751,859	800,613	845,193
Power	516,321	629,612	579,736
Corporate	378,561	79,334	266,377
Assets held for sale	—	—	147,347
Total Consolidated	$3,037,781	$2,989,611	$3,382,448

Capital expenditures
Commercial/Industrial	$30,145	$21,990	$37,329
Defense	5,870	3,834	5,175
Power	6,653	6,163	16,057
Corporate	4,108	3,525	8,554
Total Consolidated (2)	$46,776	$35,512	$67,115
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
(2) Total capital expenditures included $0.2 million and $4.9 million of expenditures related to discontinued operations for the years ended 2015 and 2014, respectively.
Reconciliations

	December 31,
(In thousands)	2016	2015	2014
Earnings before taxes:
Total segment operating income	$331,313	$345,407	$312,685
Corporate and administrative	(23,215)	(34,790)	(30,312)
Interest expense	41,248	36,038	35,794
Other income, net	1,111	615	365
Total consolidated earnings before tax	$267,961	$275,194	$246,944

	December 31,
(In thousands)	2016	2015	2014
Assets:
Total assets for reportable segments	$2,659,220	$2,910,277	$2,968,724
Assets held for sale	—	—	147,347
Non-segment cash	357,021	42,164	247,249
Other assets	21,540	37,170	19,128
Total consolidated assets	$3,037,781	$2,989,611	$3,382,448
Geographic Information

	December 31,
(In thousands)	2016	2015	2014
Revenues
United States of America	$1,472,241	$1,502,363	$1,521,034
United Kingdom	114,752	135,673	145,092
Other foreign countries	521,938	567,647	577,000
Consolidated total	$2,108,931	$2,205,683	$2,243,126

	December 31,
(In thousands)	2016	2015	2014
Long-Lived Assets
United States of America	$272,826	$293,612	$323,937
United Kingdom	39,014	36,061	45,625
Other foreign countries	77,063	83,971	89,357
Consolidated total	$388,903	$413,644	$458,919
Net sales by product line

	December 31,
(In thousands)	2016	2015	2014
Net sales
Flow Control	$883,735	$949,657	$959,907
Motion Control	940,162	947,758	953,667
Surface Technologies	285,034	308,268	329,552
Consolidated total	$2,108,931	$2,205,683	$2,243,126
The Flow Control products include valves, pumps, motors, generators, and instrumentation that manage the flow of liquids and gases, generate power and monitor or provide critical functions. Motion Control's products include turret aiming and stabilization products, embedded computing board level modules, electronic throttle control devices, transmission shifters, and electro-mechanical actuation control components. Surface Technologies include shot peening, laser peening, and coatings services that enhance the durability, extend the life, and prevent premature fatigue and failure on customer-supplied metal components.

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At December 31, 2016 and 2015, there were $47.2 million and $37.3 million of stand-by letters of credit outstanding, respectively, and $12.8 million and $14.7 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation of approximately $7.1 million. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the RCP supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million.  As of December 31, 2016, the Corporation has not met certain contractual delivery dates under its AP1000 domestic and China contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delays.  Given the uncertainties surrounding the parties responsible for the delays, no accrual has been made for this matter.  As of December 31, 2016, the range of possible loss for liquidated damages is $0 to $55.5 million.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2014	$(20,283)	$(108,128)	$(128,411)
Other comprehensive loss before reclassifications (1)	(87,527)	(24,823)	(112,350)
Amounts reclassified from accumulated other comprehensive income (1)	—	14,833	14,833
Net current period other comprehensive loss	(87,527)	(9,990)	(97,517)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive loss before reclassifications (1)	(64,840)	(7,892)	(72,732)
Amounts reclassified from accumulated other comprehensive income (1)	—	6,904	6,904
Net current period other comprehensive loss	(64,840)	(988)	(65,828)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)

(1)	All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the statement where net earnings is presented
(In thousands)	2016	2015
Defined benefit pension and postretirement plans
Amortization of prior service costs	703	39	(1)
Amortization of net actuarial losses	(11,733)	(16,339)	(1)
Settlements	—	(7,461)	(1)
	(11,030)	(23,761)	Total before tax
	4,126	8,928	Income tax effect
Total reclassifications	$(6,904)	$(14,833)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 15, Pension and Other Postretirement Benefit Plans.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following tables set forth selected unaudited quarterly Consolidated Statements of Earnings information for the fiscal years ended December 31, 2016 and 2015.

(In thousands, except per share data)	First	Second	Third	Fourth
2016
Net sales	$503,507	$532,766	$507,092	$565,566
Gross profit	171,903	185,379	184,476	208,725
Earnings from continuing operations	32,819	39,963	45,932	70,668
Loss from discontinued operations	—	—	—	(2,053)
Net earnings	32,819	39,963	45,932	68,615
Basic earnings per share
Earnings from continuing operations	$0.74	$0.90	$1.04	$1.60
Loss from discontinued operations	$—	$—	$—	$(0.05)
Total	$0.74	$0.90	$1.04	$1.55
Diluted earnings per share
Earnings from continuing operations	$0.73	$0.88	$1.02	$1.58
Loss from discontinued operations	$—	$—	$—	$(0.05)
Total	$0.73	$0.88	$1.02	$1.53

2015
Net sales	$546,199	$545,194	$525,535	$588,755
Gross profit	191,096	182,351	185,494	224,314
Earnings from continuing operations	43,223	40,121	38,142	70,762
Loss from discontinued operations	(27,232)	(14,384)	(4,258)	(913)
Net earnings	15,991	25,737	33,884	69,849
Basic earnings per share
Earnings from continuing operations	$0.91	$0.85	$0.82	$1.56
Loss from discontinued operations	(0.57)	(0.31)	(0.09)	(0.02)
Total	$0.34	$0.54	$0.73	$1.54
Diluted earnings per share
Earnings from continuing operations	$0.89	$0.83	$0.80	$1.53
Loss from discontinued operations	(0.56)	(0.30)	(0.09)	(0.02)
Total	$0.33	$0.53	$0.71	$1.51
Note: Certain amounts may not add due to rounding.

21. SUBSEQUENT EVENTS
On January 4, 2017, the Corporation completed the acquisition of Teletronics Technology Corporation (TTC) for $233 million in cash. TTC is a leading designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems for critical aerospace and defense applications. For the year ended December 31, 2015, TTC generated sales of $58 million. The acquired business will operate within the Defense segment. The acquisition is subject to post-closing adjustments as the valuation is not yet complete.
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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2016. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2016.
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
Charlotte, North Carolina
We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Curtiss-Wright Corporation
Charlotte, North Carolina
We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 21, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls And Procedures.
Disclosure Controls and Procedures
As of December 31, 2016, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2016 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Corporation’s management used the criteria established by the 2013 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on management’s assessment, management believes that as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2016 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 11, 2017 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans."

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Footnotes				Page
	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings			41
		Consolidated Statements of Comprehensive Income			42
		Consolidated Balance Sheets			43
		Consolidated Statements of Cash Flows			44
		Consolidated Statements of Stockholders' Equity			45
		Notes to Consolidated Financial Statements			46
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			86

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
			10-K	December 31, 1985
	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010*	14A	March 19, 2010
	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-Q	August 15, 2001
	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011

10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012
10.6	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.7	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.8	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
10.9	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 25, 2016
10.10	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*amended January 1, 2009 and Restated January 1, 2015*			X
10.11	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*amended January 1, 2009 and Restated January 1, 2015*			X
10.12	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.13	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.14	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.15	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.16	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.17	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.18	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.19	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.20	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.21	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.22	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.23	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.24	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013

10.25	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.26	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.27	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.28	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.29	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.30	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.31	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant*	10-Q	November 15, 2001
10.32	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.33	Curtiss-Wright Corporation Employee Stock Purchase Plan*	14A	March 24, 2011
10.34	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005	8-K	December 5, 2005
10.35	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 1, 2005	8-K	December 5, 2005
10.36	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.37	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.38	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.39	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.40	Incentive Compensation Plan, as amended November 15, 2010 *	14A	March 24, 2011
10.41	Restricted Stock Unit Agreement, dated April 1, 2013, by and between the Registrant and Thomas Quinly *	10-Q	May 2, 2013
10.42
Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		8-K	August 13, 2012

10.43
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
10.44
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
10.45
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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2016, 2015, and 2014
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2016
Tax valuation allowance	17,895	1,951	(181)	(1)	1,889		17,776
Total	$17,895	$1,951	$(181)		$1,889		$17,776
December 31, 2015
Tax valuation allowance	23,478	2,605	(299)	(1)	7,889	(2)	17,895
Total	$23,478	$2,605	$(299)		$7,889		$17,895
December 31, 2014
Tax valuation allowance	6,321	18,535	(263)	(1)	1,115		23,478
Total	$6,321	$18,535	$(263)		$1,115		$23,478

(1) Primarily foreign currency translation adjustments.
(2) Capital loss on sale of upstream oil and gas business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:     February 21, 2017    By: /s/ David C. Adams
David C. Adams
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 21, 2017    By: /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer

Date:    February 21, 2017    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Corporate Controller

Date:    February 21, 2017    By: /s/ David C. Adams
David C. Adams
Director

Date:    February 21, 2017    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 21, 2017    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 21, 2017    By: /s/ Rita J. Heise
Rita J. Heise
Director

Date:    February 21, 2017    By: /s/ Allen A. Kozinski
Allen A. Kozinski
Director

Date:    February 21, 2017    By: /s/ John R. Myers
John R. Myers
Director

Date:    February 21, 2017    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 21, 2017    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 21, 2017    By: /s/ Albert E. Smith
Albert E. Smith
Director

Date:     February 21, 2017    By: /s/ Peter C. Wallace
Peter C. Wallace
Director