Form 10-Q
period 2017-03-31
CURTISS WRIGHT CORP
filed 2017-05-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

or

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 44,245,643 shares (as of April 30, 2017).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Net sales
Product sales	$423,229	$402,918
Service sales	100,362	100,589
Total net sales	523,591	503,507
Cost of sales
Cost of product sales	286,492	264,735
Cost of service sales	66,324	66,869
Total cost of sales	352,816	331,604
Gross profit	170,775	171,903
Research and development expenses	15,298	15,160
Selling expenses	28,953	29,626
General and administrative expenses	75,297	69,854
Operating income	51,227	57,263
Interest expense	10,377	9,933
Other income, net	312	234
Earnings before income taxes	41,162	47,564
Provision for income taxes	(8,615)	(14,745)
Net earnings	$32,547	$32,819

Net earnings per share:
Basic earnings per share	$0.74	$0.74
Diluted earnings per share	$0.73	$0.73

Dividends per share	$0.13	$0.13
Weighted-average shares outstanding:
Basic	44,246	44,578
Diluted	44,860	45,240

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net earnings	$32,547	$32,819
Other comprehensive income
Foreign currency translation, net of tax (1)	$11,224	$17,105
Pension and postretirement adjustments, net of tax (2)	1,951	1,612
Other comprehensive income, net of tax	13,175	18,717
Comprehensive income	$45,722	$51,536

(1) The tax benefit included in other comprehensive income for foreign currency translation adjustments for the three months ended March 31, 2017 and 2016 were $0.1 million and $1.0 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three months ended March 31, 2017 and 2016 were $1.2 million and $1.0 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$272,906	$553,848
Receivables, net	476,506	463,062
Inventories, net	395,183	366,974
Other current assets	45,514	30,927
Total current assets	1,190,109	1,414,811
Property, plant, and equipment, net	389,250	388,903
Goodwill	1,071,145	951,057
Other intangible assets, net	352,876	271,461
Other assets	14,493	11,549
Total assets	$3,017,873	$3,037,781
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$150,579	$150,668
Accounts payable	146,232	177,911
Accrued expenses	95,397	130,239
Income taxes payable	20,834	18,274
Deferred revenue	176,274	170,143
Other current liabilities	35,501	28,027
Total current liabilities	624,817	675,262
Long-term debt	815,220	815,630
Deferred tax liabilities, net	53,092	49,722
Accrued pension and other postretirement benefit costs	103,967	107,151
Long-term portion of environmental reserves	14,250	14,024
Other liabilities	82,172	84,801
Total liabilities	1,693,518	1,746,590
Contingencies and commitments (Note 12)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 49,187,378 shares issued at March 31, 2017 and December 31, 2016; outstanding shares were 44,284,573 at March 31, 2017 and 44,181,050 at December 31, 2016	49,187	49,187
Additional paid in capital	120,099	129,483
Retained earnings	1,780,570	1,754,907
Accumulated other comprehensive loss	(278,581)	(291,756)
Common treasury stock, at cost (4,902,805 shares at March 31, 2017 and 5,006,328 shares at December 31, 2016)	(346,920)	(350,630)
Total stockholders' equity	1,324,355	1,291,191
Total liabilities and stockholders' equity	$3,017,873	$3,037,781

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$32,547	$32,819
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	24,926	24,487
Gain on fixed asset disposals	(38)	(7)
Deferred income taxes	(877)	11,939
Share-based compensation	3,364	2,723
Change in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(7,373)	86,973
Inventories, net	(3,688)	(17,766)
Progress payments	(797)	(1,463)
Accounts payable and accrued expenses	(75,676)	(80,996)
Deferred revenue	3,743	1,505
Income taxes payable	(2,249)	(10,519)
Net pension and postretirement liabilities	(2,019)	2,444
Termination of interest rate swap	—	20,405
Other current and long-term assets and liabilities	3,196	(2,284)
Net cash provided by (used for) operating activities	(24,941)	70,260
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	85	203
Additions to property, plant, and equipment	(10,374)	(8,825)
Acquisition of businesses, net of cash acquired	(239,372)	—
Net cash used for investing activities	(249,661)	(8,622)
Cash flows from financing activities:
Borrowings under revolving credit facilities	120	2,391
Payment of revolving credit facilities	(209)	(2,737)
Repurchases of common stock	(12,885)	(29,608)
Proceeds from share-based compensation	5,195	7,910
Other	(224)	(154)
Excess tax benefits from share-based compensation	—	4,528
Net cash used for financing activities	(8,003)	(17,670)
Effect of exchange-rate changes on cash	1,663	4,598
Net increase (decrease) in cash and cash equivalents	(280,942)	48,566
Cash and cash equivalents at beginning of period	553,848	288,697
Cash and cash equivalents at end of period	$272,906	$337,263
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,370	$580

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	187,329	—	—
Other comprehensive loss, net of tax	—	—	—	(65,828)	—
Dividends paid	—	—	(23,067)	—	—
Restricted stock, net of tax	—	(12,086)	—	—	17,275
Stock options exercised, net of tax	—	(11,271)	—	—	39,483
Other	(3)	(1,104)	—	—	811
Share-based compensation	—	9,021	—	—	457
Repurchase of common stock	—	—	—	—	(105,249)
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	32,547	—	—
Other comprehensive income, net of tax	—	—	—	13,175	—
Dividends declared	—	—	(5,763)	—	—
Restricted stock	—	(9,618)	—	—	9,618
Stock options exercised	—	(731)	—	—	5,927
Other	—	(2,099)	(1,121)	—	750
Share-based compensation	—	3,064	—	—	300
Repurchase of common stock	—	—	—	—	(12,885)
March 31, 2017	$49,187	$120,099	$1,780,570	$(278,581)	$(346,920)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three month periods ended March 31, 2017 and 2016, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2016 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recent accounting pronouncements adopted

Standard	Description	Effect on the condensed consolidated financial statements
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment testing by removing step two. This guidance was early adopted effective January 1, 2017 and will be applied prospectively.

The adoption of this standard does not have a financial impact on the Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2017
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes and forfeitures. Excess tax benefits previously reported as cash flows from financing activities in the Condensed Consolidated Financial Statements are now required to be reported as operating activities. The Company adopted this guidance effective January 1, 2017.

The Corporation prospectively recorded an income tax benefit of $4 million within the provision for income taxes for the three months ended March 31, 2017 related to the excess tax benefit on stock options and performance share units. Prior to adoption, this amount would have been recorded as an increase to additional paid-in capital.

The Corporation elected to account for forfeitures as they occur, which did not have a material impact on its Condensed Consolidated Financial Statements.

Date of adoption: January 1, 2017

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent accounting pronouncements to be adopted

Standard	Description	Effect on the condensed consolidated financial statements
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

The Corporation is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements, including the method of adoption as of January 1, 2018. While our assessment is still ongoing and not complete, we do not believe that the standard will have a material impact on our Condensed Consolidated Financial Statements based on a preliminary review of our customer contracts. However, the FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change.

Date of adoption: January 1, 2018
ASU 2016-02 Leases
In February 2016, the FASB issued final guidance that will require lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance requires the use of a modified retrospective approach.
The Corporation is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2019
ASU 2017-01 Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

The Corporation is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2018
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued final guidance that will change how the net periodic benefit cost for defined benefit pension and other postretirement benefit plans are presented in the income statement and the respective capitalization of assets on the balance sheet. The guidance requires the use of a retrospective approach for the presentation of the income statement and a prospective approach for the presentation of the balance sheet.
The Corporation is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2018

2.           ACQUISITIONS

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2017, the Corporation acquired two businesses for an aggregate purchase price of $239 million, which is described in more detail below. No acquisitions were made during the three months ended March 31, 2016.

The Condensed Consolidated Statement of Earnings includes $11 million of total net sales and $4 million of net losses from the Corporation's 2017 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the three months ended March 31, 2017.

(In thousands)	2017	2016
Accounts receivable	$5,020	$—
Inventory	21,573	—
Property, plant, and equipment	4,598	—
Other current and non-current assets	2,815	—
Intangible assets	89,900	—
Current and non-current liabilities	(7,354)	—
Due from seller, net (1)	6,509	—
Net tangible and intangible assets	123,061	—
Purchase price, net of cash acquired	239,372	—
Goodwill	$116,311	$—

Goodwill deductible for tax purposes	$116,311	$—

(1)	Amount is primarily due to working capital adjustments.

2017 Acquisitions

Teletronics Technology Corporation (TTC)

On January 3, 2017, the Corporation acquired 100% of the issued and outstanding capital stock of TTC for $232.8 million, net of cash acquired. The Share Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. TTC is a designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems for critical aerospace and defense applications. For the year ended December 31, 2016, TTC generated sales of $64 million. The acquired business will operate within the Defense segment. The acquisition is subject to post-closing adjustments as the valuation is not yet complete.

Para Tech Coating, Inc. (Para Tech)

On February 8, 2017, the Corporation acquired certain assets and assumed certain liabilities of Para Tech for $6.6 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Para Tech is a provider of parylene conformal coating services for aerospace & defense electronic components as well as critical medical devices. The acquired business will operate within the Commercial/Industrial segment. The acquisition is subject to post-closing adjustments as the valuation is not yet complete.

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	March 31, 2017	December 31, 2016
Billed receivables:
Trade and other receivables	$349,756	$340,091
Less: Allowance for doubtful accounts	(6,571)	(4,832)
Net billed receivables	343,185	335,259
Unbilled receivables:
Recoverable costs and estimated earnings not billed	156,449	149,847
Less: Progress payments applied	(23,128)	(22,044)
Net unbilled receivables	133,321	127,803
Receivables, net	$476,506	$463,062

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

	(In thousands)
	March 31, 2017	December 31, 2016
Raw materials	$198,696	$189,228
Work-in-process	77,048	73,843
Finished goods and component parts	129,984	112,478
Inventoried costs related to U.S. Government and other long-term contracts	54,902	57,516
Gross inventories	460,630	433,065
Less: Inventory reserves	(55,914)	(54,988)
Progress payments applied, principally related to long-term contracts	(9,533)	(11,103)
Inventories, net	$395,183	$366,974

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $29.4 million and $28.8 million as of March 31, 2017 and December 31, 2016, respectively. These capitalized costs will be liquidated as production units are delivered to the customer. As of March 31, 2017 and December 31, 2016, $3.8 million and $3.9 million, respectively, are scheduled to be liquidated under existing firm orders.

5.           GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

	(In thousands)
	Commercial/ Industrial	Defense	Power	Consolidated
December 31, 2016	$436,141	$327,655	$187,261	$951,057
Acquisitions	2,420	113,891	—	116,311
Foreign currency translation adjustment	1,599	2,151	27	3,777
March 31, 2017	$440,160	$443,697	$187,288	$1,071,145

6.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

(In thousands)	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$239,311	$(100,541)	$138,770	$166,859	$(98,266)	$68,593
Customer related intangibles	358,962	(161,105)	197,857	349,742	(157,154)	192,588
Other intangible assets	39,826	(23,577)	16,249	36,709	(26,429)	10,280
Total	$638,099	$(285,223)	$352,876	$553,310	$(281,849)	$271,461

During the three months ended March 31, 2017, the Corporation acquired intangible assets of $89.9 million. The Corporation acquired Technology of $74.0 million, Customer related intangibles of $12.9 million, and Other intangible assets of $3.0 million, which have a weighted average amortization period of 15.0 years, 16.3 years, and 7.0 years, respectively.

Total intangible amortization expense for the three months ended March 31, 2017 was $9.6 million as compared to $8.4 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2017 through 2021 is $38.4 million, $37.4 million, $35.6 million, $33.7 million, and $32.0 million, respectively.

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

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016, the fair values of the asset and liability derivative instruments are immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The location and amount of losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2017	2016
Forward exchange contracts:
General and administrative expenses	$707	$584

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of March 31, 2017.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The carrying amount of the variable interest rate debt approximates fair value as the interest rates are reset periodically to reflect current market conditions.

	(In thousands)
	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	$150,000	$153,520	$150,000	$154,509
3.84% Senior notes due 2021	100,000	104,081	100,000	102,463
3.70% Senior notes due 2023	225,000	231,626	225,000	226,946
3.85% Senior notes due 2025	100,000	102,959	100,000	100,338
4.24% Senior notes due 2026	200,000	210,066	200,000	203,592
4.05% Senior notes due 2028	75,000	77,204	75,000	74,630
4.11% Senior notes due 2028	100,000	103,430	100,000	99,876
Other debt	579	579	668	668
Total debt	950,579	983,465	950,668	963,022
Debt issuance costs, net	(946)	(946)	(984)	(984)
Unamortized interest rate swap proceeds	16,166	16,166	16,614	16,614
Total debt, net	$965,799	$998,685	$966,298	$978,652

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2016 Annual Report on Form 10-K filed with the SEC.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2017 and 2016 are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended
	March 31,
	2017	2016
Service cost	$6,471	$6,237
Interest cost	6,219	7,703
Expected return on plan assets	(13,285)	(13,581)
Amortization of prior service cost	(25)	(12)
Amortization of unrecognized actuarial loss	3,581	3,093
Net periodic benefit cost	$2,961	$3,440

During the three months ended March 31, 2017, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and does not expect to make any contributions in 2017. Contributions to the foreign benefit plans are not expected to be material in 2017.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the three months ended March 31, 2017 and 2016, the expense relating to the plan was $3.7 million and $3.2 million, respectively.  The Corporation made $8.1 million in contributions to the plan for the first quarter of 2017, and expects to make total contributions of $11.8 million in 2017.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	(In thousands)
	Three Months Ended
	March 31,
	2017	2016
Basic weighted-average shares outstanding	44,246	44,578
Dilutive effect of stock options and deferred stock compensation	614	662
Diluted weighted-average shares outstanding	44,860	45,240

For the three months ended March 31, 2017, approximately 38,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three months ended March 31, 2016, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Three Months Ended
	March 31,
	2017	2016
Net sales
Commercial/Industrial	$279,056	$275,205
Defense	114,837	105,730
Power	130,595	123,746
Less: Intersegment revenues	(897)	(1,174)
Total consolidated	$523,591	$503,507

Operating income (expense)
Commercial/Industrial	$30,621	$30,052
Defense	11,155	16,845
Power	16,540	14,628
Corporate and eliminations (1)	(7,089)	(4,262)
Total consolidated	$51,227	$57,263

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes:

	(In thousands)
	Three Months Ended
	March 31,
	2017	2016
Total operating income	$51,227	$57,263
Interest expense	10,377	9,933
Other income, net	312	234
Earnings before income taxes	$41,162	$47,564

	(In thousands)
	March 31, 2017	December 31, 2016
Identifiable assets
Commercial/Industrial	$1,417,174	$1,391,040
Defense	989,842	751,859
Power	507,024	516,321
Corporate and Other	103,833	378,561
Total consolidated	$3,017,873	$3,037,781

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	(In thousands)
	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive loss before reclassifications (1)	(64,840)	(7,892)	(72,732)
Amounts reclassified from accumulated other comprehensive loss (1)	—	6,904	6,904
Net current period other comprehensive loss	(64,840)	(988)	(65,828)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive income (loss) before reclassifications (1)	11,224	(148)	11,076
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	2,099	2,099
Net current period other comprehensive income	11,224	1,951	13,175
March 31, 2017	$(161,426)	$(117,155)	$(278,581)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	(In thousands)
	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	190	(1)
Amortization of actuarial losses	(3,531)	(1)
	(3,341)	Total before tax
	1,242	Income tax
Total reclassifications	$(2,099)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 8, Pension and Other Postretirement Benefit Plans.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Westinghouse Bankruptcy

On March 29, 2017, Westinghouse Electric Company (“WEC”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. The Corporation had approximately $8 million in pre-petition billings outstanding with WEC as of the bankruptcy filing date. The Corporation will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and expects to collect all post-petition amounts due.  At this time, the Corporation has assessed that any pre-petition amounts will be substantially recoverable and does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.  The Corporation continues to monitor the status of the WEC bankruptcy as well as the status of the plant construction projects for potential impacts on our business.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. At March 31, 2017 and December 31, 2016, there were $51.6 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $13.7 million and $12.8 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the WEC AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2017, the Corporation has not met certain contractual delivery dates under its AP 1000 contracts; however there are significant uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays no accrual has been made for this matter as of March 31, 2017.  The range of possible loss is $0 to $55.5 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2016 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a global, diversified, industrial provider of highly engineered, technologically advanced, products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, including the commercial aerospace, defense, power generation, and industrial markets. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 38% of our 2017 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for three months ended March 31, 2017. The financial information as of March 31, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our Form 10-K.

The MD&A is organized into the following sections: Condensed Consolidated Statements of Earnings, Results by Business Segment, and Liquidity and Capital Resources. Our discussion will be focused on the overall results of operations followed by a more detailed discussion of those results within each of our reportable segments.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2017	2016	% change
Sales
Commercial/Industrial	$278,822	$274,727	1%
Defense	114,662	105,391	9%
Power	130,107	123,389	5%
Total sales	$523,591	$503,507	4%

Operating income
Commercial/Industrial	$30,621	$30,052	2%
Defense	11,155	16,845	(34%)
Power	16,540	14,628	13%
Corporate and eliminations	(7,089)	(4,262)	(66%)
Total operating income	$51,227	$57,263	(11%)

Interest expense	10,377	9,933	4%
Other income, net	312	234	NM
Earnings from continuing operations before taxes	41,162	47,564	(13%)

Provision for income taxes	(8,615)	(14,745)	(42%)
Net earnings from continuing operations	$32,547	$32,819	(1%)

New orders	$644,276	$628,619	2%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2017 vs. 2016
	Sales	Operating Income
Organic	3%	(1%)
Acquisitions	2%	(10%)
Foreign currency	(1%)	—%
Total	4%	(11%)

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Sales for the first three months of 2017 increased $20 million to $524 million, compared with the same period in 2016.  On a segment basis, sales from the Commercial/Industrial segment, Defense segment, and Power segment increased $4 million, $9 million, and $7 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the first quarter of 2017 decreased $6 million, or 11%, to $51 million, and operating margin decreased 160 basis points, to 9.8%, from the comparable prior year period.  The decrease in operating income and margin is primarily attributable to the current period acquisition of TTC in the Defense segment, partially offset by higher production levels on the AP1000 China Direct program in the Power segment.

Non-segment operating expense increased $3 million, or 66%, to $7 million due to foreign exchange losses in the current year period.

Interest expense in the current period was essentially flat as compared to the prior year period.

The effective tax rate decreased for the first quarter of 2017 to 20.9% from 31.0% in the comparable prior year period. The primary driver of the decrease in the effective tax rate was due to our current period adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Without this discrete item, our effective tax rate for the current period was 30.5%, a slight decrease from 31.0% in the prior year period.

Comprehensive income in the first quarter of 2017 was $46 million, compared to comprehensive income of $52 million in the comparable prior year period. The decrease was primarily due to foreign currency translation adjustments as lower comprehensive gains from the Canadian Dollar were partially offset by the strengthening of the British Pound during the current period.

New orders in the first quarter of 2017 increased $16 million to $644 million, as compared to the prior year period. This increase was primarily due to new government orders for the purchase of aircraft handling systems and pumps in the Defense and Power segments, respectively. These increases were partially offset by decreases in the Commercial/Industrial and Power segments due to the timing of funding from government customers.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2017	2016	% change
Sales	$278,822	$274,727	1%
Operating income	30,621	30,052	2%
Operating margin	11.0%	10.9%	10	bps
New orders	$327,907	$357,387	(8%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2017 vs. 2016
	Sales	Operating Income
Organic	3%	—%
Acquisitions	—%	—%
Foreign currency	(2%)	2%
Total	1%	2%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales during the first quarter of 2017 increased $4 million, or 1%, to $279 million over the comparable prior year period. In the general industrial market, sales increased $8 million primarily due to higher demand for our industrial vehicle and industrial automation products. This increase was partially offset by unfavorable foreign currency translation.

Operating income during the first quarter of 2017 increased $1 million, or 2%, to $31 million, and operating margin increased 10 basis points from the comparable prior year period to 11.0%. The increases in operating income and operating margin were primarily due to ongoing margin improvement initiatives and improved volume and absorption on industrial vehicle products. These increases were partially offset by lower profitability for sensors and controls products due to unfavorable mix.

New orders decreased $29 million in the first quarter of 2017, from the comparable prior year period, primarily due to the timing of funding from government customers.

Defense

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2017	2016	% change
Sales	$114,662	$105,391	9%
Operating income	11,155	16,845	(34%)
Operating margin	9.7%	16.0%	(630	bps)
New orders	$133,973	$105,891	27%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2017 vs. 2016
	Sales	Operating Income
Organic	—%	2%
Acquisitions	9%	(34%)
Foreign currency	—%	(2%)
Total	9%	(34%)

Sales in the Defense segment are primarily generated from the defense market, and to a lesser extent, the commercial aerospace and general industrial markets.

Sales during the first quarter of 2017 increased $9 million, or 9%, to $115 million, from the comparable prior year period, primarily due to the incremental impact of our TTC acquisition, which contributed $10 million in sales. Excluding the impact of TTC, increased sales of turret drive stabilization systems to the ground defense market were largely offset by declines in helicopter sales to the aerospace defense market.

Operating income during the first quarter of 2017 decreased $6 million, or 34%, to $11 million, and operating margin decreased 630 basis points from the comparable prior year period to 9.7%. The decreases in operating income and operating margin were primarily due to the TTC acquisition which reduced operating income $6 million. Excluding the impact of TTC, both operating income and operating margin were essentially flat.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders increased $28 million in the first quarter of 2017, from the comparable prior year period, primarily due to a new government order for aircraft handling systems and the acquisition of TTC.

Power

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Three Months Ended
	March 31,
(In thousands)	2017	2016	% change
Sales	$130,107	$123,389	5%
Operating income	16,540	14,628	13%
Operating margin	12.7%	11.9%	80	bps
New orders	$182,396	$165,341	10%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2017 vs. 2016
	Sales	Operating Income
Organic	5%	13%
Acquisitions	—%	—%
Foreign currency	—%	—%
Total	5%	13%

Sales in the Power segment are primarily generated from the power generation and naval defense markets.

Sales during the first quarter of 2017 increased $7 million, or 5%, to $130 million, from the comparable prior year period, as higher production revenues of $18 million on the AP1000 China Direct program were partially offset by lower aftermarket sales of $14 million supporting domestic and international nuclear reactors. In the naval defense market, higher revenues for pumps and generators supporting the development on the new Columbia class submarine program were partially offset by the timing of production on the Virginia-class submarine program and lower sales of CVN-79 pumps and valves as production is nearing completion.

Operating income during the first quarter of 2017 increased $2 million, or 13%, to $17 million, and operating margin increased 80 basis points to 12.7%. The increases in operating income and operating margin were primarily driven by higher production levels on the AP1000 China Direct program and improved profitability in the aftermarket power generation business due to the benefits of our ongoing margin improvement initiatives.

New orders increased $17 million in the first quarter of 2017, from the comparable prior year period, primarily due to a new government order for pumps on the CVN-80 aircraft carrier.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market	Three Months Ended
	March 31,
(In thousands)	2017	2016	% change
Defense markets
Aerospace	$65,783	$61,548	7%
Ground	19,737	19,175	3%
Naval	90,970	92,951	(2%)
Other	7,041	1,255	NM
Total Defense	$183,531	$174,929	5%

Commercial markets
Aerospace	$98,824	$102,187	(3%)
Power Generation	105,551	99,890	6%
General Industrial	135,685	126,501	7%
Total Commercial	$340,060	$328,578	3%

Total Curtiss-Wright	$523,591	$503,507	4%

NM- not a meaningful percentage

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.
Defense market sales increased $9 million, or 5%, to $184 million, from the comparable prior year period. Aerospace defense sales increased primarily due to the incremental impact of our TTC acquisition which contributed $7 million in sales, partially offset by the timing of production on various fighter jet and rotorcraft programs. Lower sales in the naval defense market were primarily due to the timing of production on the Virginia-class submarine program. Other defense sales increased due to various projects across government entities.

Commercial market sales increased $11 million, or 3%, to $340 million, from the comparable prior year period, primarily due to increased sales in the general industrial and power generation markets. In the general industrial market, we experienced increased demand for our industrial vehicle and medical mobility products. Within the power generation market, higher production revenues of $18 million on the AP1000 China Direct program were partially offset by lower aftermarket sales of $12 million supporting domestic and international nuclear reactors. These increases were partially offset by lower actuation systems sales in the commercial aerospace market.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net Cash provided by (used in):
Operating activities	$(24,941)	$70,260
Investing activities	(249,661)	(8,622)
Financing activities	(8,003)	(17,670)
Effect of exchange-rate changes on cash	1,663	4,598
Net increase (decrease) in cash and cash equivalents	(280,942)	48,566

Net cash used in operating activities increased $95 million from the comparable prior year period. The increase in cash used is primarily due to prior period net collections of $66 million related to the AP1000 program and a one-time prior period benefit of $20 million as a result of the interest rate swap termination.

Net cash used in investing activities increased $241 million from the comparable prior year period primarily due to current period acquisitions. The Corporation acquired two businesses during the three months ended March 31, 2017 for approximately $239 million, net of cash acquired. The Corporation did not acquire any businesses during the first quarter of 2016.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 4.0% and 3.4% for the three months ended March 31, 2017 and March 31, 2016, respectively. The Corporation's average debt outstanding was $950 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Revolving Credit Agreement

As of March 31, 2017, the Corporation had no borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the "Credit Agreement" or "credit facility") and $52 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of March 31, 2017 was $448 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first three months of 2017, the Corporation used $13 million of cash to repurchase approximately 133,000 outstanding shares under its share repurchase program. During the first quarter of 2016, the Corporation used $30 million of cash to repurchase approximately 429,000 outstanding shares.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

As of March 31, 2017, we had the ability to borrow additional debt of $878 million without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 21, 2017, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2017.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2016 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

As of March 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2017, Westinghouse Electric Company (“WEC”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800M Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. The Corporation had approximately $8 million in pre-petition billings outstanding with WEC as of the bankruptcy filing date. The Corporation will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and expects to collect all post-petition amounts due.  At this time, the Corporation has assessed that any pre-petition amounts will be substantially recoverable and does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.  The Corporation continues to monitor the status of the WEC bankruptcy as well as the status of the plant construction projects for potential impacts on our business.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2017. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2016 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2017.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	48,222	$97.86	48,222	$45,280,961
February 1 - February 28	37,800	98.15	86,022	41,570,731
March 1 - March 31	46,700	95.41	132,722	37,115,154
For the quarter ended	132,722	$97.08	132,722	37,115,154
On December 7, 2016, the Corporation authorized an additional $100 million for future share repurchases. The Corporation plans to repurchase at least $50 million in shares in 2017. Under the current program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2017.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2017 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2016 Annual Report on Form 10-K.

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

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer
Dated: May 4, 2017