Form 10-Q
period 2017-06-30
CURTISS WRIGHT CORP
filed 2017-07-27
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

or

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

Common Stock, par value $1.00 per share: 44,137,906 shares (as of June 30, 2017).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net sales
Product sales	$459,774	$427,324	$883,003	$830,242
Service sales	107,879	105,442	208,241	206,031
Total net sales	567,653	532,766	1,091,244	1,036,273
Cost of sales
Cost of product sales	299,739	279,869	586,231	544,604
Cost of service sales	69,144	67,518	135,468	134,387
Total cost of sales	368,883	347,387	721,699	678,991
Gross profit	198,770	185,379	369,545	357,282
Research and development expenses	15,501	15,236	30,799	30,396
Selling expenses	28,560	29,126	57,513	58,752
General and administrative expenses	71,438	72,928	146,735	142,782
Operating income	83,271	68,089	134,498	125,352
Interest expense	10,750	10,273	21,127	20,206
Other income, net	190	101	502	335
Earnings before income taxes	72,711	57,917	113,873	105,481
Provision for income taxes	(22,061)	(17,954)	(30,676)	(32,699)
Net earnings	$50,650	$39,963	$83,197	$72,782

Net earnings per share:
Basic earnings per share	$1.15	$0.90	$1.88	$1.63
Diluted earnings per share	$1.13	$0.88	$1.86	$1.61

Dividends per share	0.13	0.13	0.26	0.26
Weighted-average shares outstanding:
Basic	44,213	44,487	44,221	44,526
Diluted	44,807	45,164	44,825	45,195

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$50,650	$39,963	$83,197	$72,782
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$32,677	$(31,646)	$43,901	$(14,541)
Pension and postretirement adjustments, net of tax (2)	1,743	1,520	3,694	3,132
Other comprehensive income (loss), net of tax	34,420	(30,126)	47,595	(11,409)
Comprehensive income	$85,070	$9,837	$130,792	$61,373

(1) The tax expense included in other comprehensive income for foreign currency translation adjustments for the three and six months ended June 30, 2017 were $1.1 million and $1.2 million, respectively. The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and six months ended June 30, 2016 were $1.3 million and $0.3 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2017 were $1.2 million and $2.5 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2016 were $1.1 million and $2.1 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$342,711	$553,848
Receivables, net	502,216	463,062
Inventories, net	396,245	366,974
Other current assets	45,932	30,927
Total current assets	1,287,104	1,414,811
Property, plant, and equipment, net	390,520	388,903
Goodwill	1,082,944	951,057
Other intangible assets, net	345,991	271,461
Other assets	14,715	11,549
Total assets	$3,121,274	$3,037,781
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$150,820	$150,668
Accounts payable	157,088	177,911
Accrued expenses	116,492	130,239
Income taxes payable	10,578	18,274
Deferred revenue	183,955	170,143
Other current liabilities	34,858	28,027
Total current liabilities	653,791	675,262
Long-term debt	814,810	815,630
Deferred tax liabilities, net	55,675	49,722
Accrued pension and other postretirement benefit costs	103,181	107,151
Long-term portion of environmental reserves	16,091	14,024
Other liabilities	84,561	84,801
Total liabilities	1,728,109	1,746,590
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 49,187,378 shares issued at June 30, 2017 and December 31, 2016; outstanding shares were 44,137,906 at June 30, 2017 and 44,181,050 at December 31, 2016	49,187	49,187
Additional paid in capital	122,584	129,483
Retained earnings	1,825,697	1,754,907
Accumulated other comprehensive loss	(244,161)	(291,756)
Common treasury stock, at cost (5,049,472 shares at June 30, 2017 and 5,006,328 shares at December 31, 2016)	(360,142)	(350,630)
Total stockholders’ equity	1,393,165	1,291,191
Total liabilities and stockholders’ equity	$3,121,274	$3,037,781

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$83,197	$72,782
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	49,961	48,987
Gain on fixed asset disposals	(197)	(28)
Deferred income taxes	(1,750)	14,127
Share-based compensation	6,016	4,985
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	(27,246)	85,281
Inventories, net	534	(14,527)
Progress payments	(1,316)	(345)
Accounts payable and accrued expenses	(48,229)	(65,856)
Deferred revenue	11,171	9,153
Income taxes payable	(13,217)	(25,412)
Net pension and postretirement liabilities	1,041	412
Termination of interest rate swap	—	20,405
Other current and long-term assets and liabilities	967	6,667
Net cash provided by operating activities	60,932	156,631
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	349	244
Additions to property, plant, and equipment	(23,288)	(15,733)
Acquisition of businesses, net of cash acquired	(232,630)	(295)
Net cash used for investing activities	(255,569)	(15,784)
Cash flows from financing activities:
Borrowings under revolving credit facility	2,736	3,755
Payment of revolving credit facility	(2,584)	(3,901)
Repurchases of common stock	(26,454)	(54,958)
Proceeds from share-based compensation	5,374	13,098
Dividends paid	(5,757)	(5,797)
Excess tax benefits from share-based compensation plans	—	6,220
Other	(336)	(308)
Net cash used for financing activities	(27,021)	(41,891)
Effect of exchange-rate changes on cash	10,521	(4,502)
Net increase (decrease) in cash and cash equivalents	(211,137)	94,454
Cash and cash equivalents at beginning of period	553,848	288,697
Cash and cash equivalents at end of period	$342,711	$383,151
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,641	$775
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	187,329	—	—
Other comprehensive loss, net of tax	—	—	—	(65,828)	—
Dividends paid	—	—	(23,067)	—	—
Restricted stock, net of tax	—	(12,086)	—	—	17,275
Stock options exercised, net of tax	—	(11,271)	—	—	39,483
Other	(3)	(1,104)	—	—	811
Share-based compensation	—	9,021	—	—	457
Repurchase of common stock	—	—	—	—	(105,249)
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	83,197	—	—
Other comprehensive income, net of tax	—	—	—	47,595	—
Dividends declared	—	—	(11,498)	—	—
Restricted stock	—	(9,618)	—	—	9,618
Stock options exercised	—	(851)	—	—	6,227
Other	—	(2,099)	(909)	—	750
Share-based compensation	—	5,669	—	—	347
Repurchase of common stock	—	—	—	—	(26,454)
June 30, 2017	$49,187	$122,584	$1,825,697	$(244,161)	$(360,142)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2017 and 2016, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2016 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recent accounting pronouncements adopted

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Corporation recorded an income tax benefit of approximately $4 million within the provision for income taxes for the six months ended June 30, 2017 related to the excess tax benefit on stock options and performance share units. Prior to adoption, this amount would have been recorded as an increase to additional paid-in capital.

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

The Corporation plans to apply the modified retrospective approach upon adoption and is currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements as of January 1, 2018. We have performed a preliminary review of our customer contracts; however, our assessment is still ongoing and not yet complete. It is expected that the disclosures in our Notes to the Condensed Consolidated Financial Statements related to revenue recognition will be expanded under the new standard. The Corporation will continue to monitor interpretative guidance issued by the FASB which may cause our evaluation to change.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Only items identified as of the acquisition date are considered for subsequent adjustment.  The Corporation will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

During the six months ended June 30, 2017, the Corporation acquired two businesses for an aggregate purchase price of $233 million, which are described in more detail below. No acquisitions were made during the six months ended June 30, 2016.

The Condensed Consolidated Statement of Earnings includes $25 million of total net sales and $4 million of net losses from the Corporation's 2017 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended June 30, 2017.

(In thousands)	2017	2016
Accounts receivable	$5,020	$—
Inventory	22,702	—
Property, plant, and equipment	4,598	—
Other current and non-current assets	2,815	—
Intangible assets	88,900	—
Current and non-current liabilities	(7,163)	—
Due to seller, net	(509)	—
Net tangible and intangible assets	116,363	—
Purchase price, net of cash acquired	232,630	—
Goodwill	$116,267	$—

Goodwill deductible for tax purposes	$116,267	$—

2017 Acquisitions

Teletronics Technology Corporation (TTC)

On January 3, 2017, the Corporation acquired 100% of the issued and outstanding capital stock of TTC for $226.0 million, net of cash acquired. The Share Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. TTC is a designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems for critical aerospace and defense applications. For the year ended December 31, 2016, TTC generated sales of $64 million. The acquired business operates within the Defense segment. The acquisition is subject to post-closing adjustments as the purchase price allocation is not yet complete.

Para Tech Coating, Inc. (Para Tech)

On February 8, 2017, the Corporation acquired certain assets and assumed certain liabilities of Para Tech for $6.6 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Para Tech is a provider of parylene conformal coating services for aerospace & defense electronic components as well as critical medical devices. The acquired business operates within the Commercial/Industrial segment. The acquisition is subject to post-closing adjustments as the purchase price allocation is not yet complete.

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	June 30, 2017	December 31, 2016
Billed receivables:
Trade and other receivables	$374,691	$340,091
Less: Allowance for doubtful accounts	(7,219)	(4,832)
Net billed receivables	367,472	335,259
Unbilled receivables:
Recoverable costs and estimated earnings not billed	158,006	149,847
Less: Progress payments applied	(23,262)	(22,044)
Net unbilled receivables	134,744	127,803
Receivables, net	$502,216	$463,062

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

The composition of inventories is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Raw materials	$195,461	$189,228
Work-in-process	85,321	73,843
Finished goods	123,362	112,478
Inventoried costs related to U.S. Government and other long-term contracts	60,008	57,516
Gross inventories	464,152	433,065
Less: Inventory reserves	(58,108)	(54,988)
Progress payments applied, principally related to long-term contracts	(9,799)	(11,103)
Inventories, net	$396,245	$366,974

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $29.9 million and $28.8 million, as of June 30, 2017 and December 31, 2016, respectively. These capitalized costs will be liquidated as production units are delivered to the customers.  As of June 30, 2017 and December 31, 2016, $4.6 million and $3.9 million, respectively, are scheduled to be liquidated under existing firm orders.

5.           GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2016	$436,141	$327,655	$187,261	$951,057
Acquisitions	2,420	113,847	—	116,267
Foreign currency translation adjustment	6,468	9,044	108	15,620
June 30, 2017	$445,029	$450,546	$187,369	$1,082,944

6.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2017			December 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$240,858	$(105,400)	$135,458	$166,859	$(98,266)	$68,593
Customer related intangibles	363,500	(168,351)	195,149	349,742	(157,154)	192,588
Other intangible assets	40,250	(24,866)	15,384	36,709	(26,429)	10,280
Total	$644,608	$(298,617)	$345,991	$553,310	$(281,849)	$271,461

During the six months ended June 30, 2017, the Corporation acquired intangible assets of $88.9 million. The Corporation acquired Technology of $73.0 million, Customer related intangibles of $12.9 million, and Other intangible assets of $3.0 million, which have a weighted average amortization period of 15.0 years, 16.3 years, and 7.0 years, respectively.

Total intangible amortization expense for the six months ended June 30, 2017 was $19.1 million as compared to $16.8 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2017 through 2021 is $38.7 million, $37.7 million, $36.0 million, $34.1 million, and $32.3 million, respectively.

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

Interest Rate Risks and Related Strategies

The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Corporation’s policy is to manage interest cost using a mix of fixed and variable rate debt. The Corporation periodically uses interest rate swaps to manage such exposures. Under these interest rate swaps, the Corporation exchanges, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Corporation’s foreign exchange contracts and interest rate swaps are considered Level 2 instruments which are based on market based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves.

Effects on Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016, the fair values of the asset and liability derivative instruments are immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The location and amount of losses or (gains) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and six months ended June 30, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Derivatives not designated as hedging instrument	2017	2016	2017	2016
Forward exchange contracts:
General and administrative expenses	$(93)	$4,452	$614	$5,036

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of June 30, 2017.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	150,000	152,161	150,000	154,509
3.84% Senior notes due 2021	100,000	104,107	100,000	102,463
3.70% Senior notes due 2023	225,000	232,173	225,000	226,946
3.85% Senior notes due 2025	100,000	103,389	100,000	100,338
4.24% Senior notes due 2026	200,000	211,038	200,000	203,592
4.05% Senior notes due 2028	75,000	77,685	75,000	74,630
4.11% Senior notes due 2028	100,000	104,158	100,000	99,876
Other debt	820	820	668	668
Total debt	950,820	985,531	950,668	963,022
Debt issuance costs, net	(907)	(907)	(984)	(984)
Unamortized interest rate swap proceeds	15,717	15,717	16,614	16,614
Total debt, net	$965,630	$1,000,341	$966,298	$978,652

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2016 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$6,474	$6,248	$12,945	$12,485
Interest cost	6,236	7,709	12,455	15,412
Expected return on plan assets	(13,310)	(13,590)	(26,595)	(27,171)
Amortization of prior service cost	(26)	(11)	(51)	(23)
Amortization of unrecognized actuarial loss	3,585	3,093	7,166	6,186
Net periodic benefit cost	$2,959	$3,449	$5,920	$6,889

During the six months ended June 30, 2017, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and does not expect to make any contributions in 2017. Contributions to the foreign benefit plans are not expected to be material in 2017.

Defined Contribution Retirement Plan

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation. During the six months ended June 30, 2017 and 2016, the expense relating to the plan was $6.8 million and $6.0 million, respectively. The Corporation made $9.4 million in contributions to the plan during the six months ended June 30, 2017, and expects to make total contributions of $11.8 million in 2017.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	44,213	44,487	44,221	44,526
Dilutive effect of stock options and deferred stock compensation	594	677	604	669
Diluted weighted-average shares outstanding	44,807	45,164	44,825	45,195

For the three months and six months ended June 30, 2017, approximately 38,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three and six months ended June 30, 2016, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2017	2016	2017	2016
Net sales
Commercial/Industrial	$291,856	$290,428	$570,912	$565,633
Defense	127,399	114,877	242,236	220,607
Power	149,970	129,123	280,565	252,869
Less: Intersegment revenues	(1,572)	(1,662)	(2,469)	(2,836)
Total consolidated	$567,653	$532,766	$1,091,244	$1,036,273

Operating income (expense)
Commercial/Industrial	$43,693	$38,957	$74,314	$69,009
Defense	21,187	18,609	32,342	35,454
Power	24,870	16,114	41,410	30,742
Corporate and eliminations (1)	(6,479)	(5,591)	(13,568)	(9,853)
Total consolidated	$83,271	$68,089	$134,498	$125,352

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2017	2016	2017	2016
Total operating income	$83,271	$68,089	$134,498	$125,352
Interest expense	10,750	10,273	21,127	20,206
Other income, net	190	101	502	335
Earnings before income taxes	$72,711	$57,917	$113,873	$105,481

(In thousands)	June 30, 2017	December 31, 2016
Identifiable assets
Commercial/Industrial	$1,420,411	$1,391,040
Defense	1,013,636	751,859
Power	517,053	516,321
Corporate and Other	170,174	378,561
Total consolidated	$3,121,274	$3,037,781

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive income (loss) before reclassifications (1)	(64,840)	(7,892)	(72,732)
Amounts reclassified from accumulated other comprehensive loss (1)	—	6,904	6,904
Net current period other comprehensive loss	(64,840)	(988)	(65,828)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive income (loss) before reclassifications (1)	43,901	(507)	43,394
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	4,201	4,201
Net current period other comprehensive income	43,901	3,694	47,595
June 30, 2017	$(128,749)	$(115,412)	$(244,161)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	379	(1)
Amortization of actuarial losses	(7,064)	(1)
	(6,685)	Total before tax
	2,484	Income tax
Total reclassifications	$(4,201)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost. See Note 8, Pension and Other Postretirement Benefit Plans.

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

Westinghouse Bankruptcy

On March 29, 2017, Westinghouse Electric Company (“WEC”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. The Corporation had approximately $6.5 million in pre-petition billings outstanding with WEC as of June 30, 2017. The Corporation will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and expects to collect all post-petition amounts due.  At this time, the Corporation has assessed that any pre-petition amounts will be substantially recoverable and does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.  The Corporation continues to monitor the status of the WEC bankruptcy as well as the status of the plant construction projects for potential impacts on our business.

Letters of Credit and Other Financial Arrangements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2017 and December 31, 2016, there were $48.8 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $13.9 million and $12.8 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of June 30, 2017, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of June 30, 2017.  As of June 30, 2017, the range of possible loss is $0 to $31 million for the AP1000 US contract, for a total range of possible loss of $0 to $55.5 million.

13. SUBSEQUENT EVENTS

On July 20, 2017, the Board of Directors unanimously authorized a $0.02, or 15%, increase in the Corporation’s quarterly dividend to $0.15 per share. The increase will be reflected in the Corporation’s third quarter distribution, to be paid in October 2017.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2017. The financial information as of June 30, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2017	2016	% change	2017	2016	% change
Sales
Commercial/Industrial	$291,599	$290,046	1%	$570,421	$564,773	1%
Defense	126,361	113,961	11%	241,023	219,352	10%
Power	149,693	128,759	16%	279,800	252,148	11%
Total sales	$567,653	$532,766	7%	$1,091,244	$1,036,273	5%

Operating income
Commercial/Industrial	$43,693	$38,957	12%	$74,314	$69,009	8%
Defense	21,187	18,609	14%	32,342	35,454	(9)%
Power	24,870	16,114	54%	41,410	30,742	35%
Corporate and eliminations	(6,479)	(5,591)	(16)%	(13,568)	(9,853)	(38)%
Total operating income	$83,271	$68,089	22%	$134,498	$125,352	7%

Interest expense	10,750	10,273	5%	21,127	20,206	5%
Other income, net	190	101	NM	502	335	NM

Earnings before taxes	72,711	57,917	26%	113,873	105,481	8%
Provision for income taxes	(22,061)	(17,954)	23%	(30,676)	(32,699)	(6)%
Net earnings	$50,650	$39,963		$83,197	$72,782

New orders	$548,201	$523,649	5%	$1,192,477	$1,152,269	3%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	5%	22%	4%	12%
Acquisitions	3%	(2%)	2%	(6%)
Foreign currency	(1%)	2%	(1%)	1%
Total	7%	22%	5%	7%

Sales for the second quarter of 2017 increased $35 million, or 7%, to $568 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial segment, Defense segment, and Power segment increased $2 million, $12 million, and $21 million, respectively.

Sales during the six months ended June 30, 2017 increased $55 million, or 5%, to $1,091 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense and Power segments increased $5 million, $22 million, and $28 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter of 2017 increased $15 million, or 22%, to $83 million, and operating margin increased 190 basis points to 14.7% compared with the same period in 2016. Increases in operating income and operating margin were primarily attributable to higher production levels on the AP1000 China Direct program and improved profitability in the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

aftermarket business in our Power segment. Operating income and operating margin also benefited from improved volume on industrial vehicle products in the Commercial/Industrial segment, and our ongoing margin improvement initiatives.

Operating income during the six months ended June 30, 2017 increased $9 million, or 7%, to $134 million and operating margin increased 20 basis points to 12.3%, compared with the same period in 2016. Increases in operating income and operating margin were primarily attributable to higher production levels in our Power segment on the AP1000 China Direct Program, improved volume on industrial vehicle products in the Commercial/Industrial segment, and our ongoing margin improvement initiatives. These increases were partially offset by first year purchase accounting costs on the TTC acquisition, which reduced operating income by $7 million.

Non-segment operating expense in the second quarter and six months ended June 30, 2017 increased $1 million, or 16%, to $6 million and $4 million, or 38%, to $14 million, respectively, from the comparable prior year periods. These increases were primarily due to foreign exchange losses and other corporate costs.

Interest expense in the second quarter and six months ended June 30, 2017 of $11 million and $21 million, respectively, was essentially flat as compared to the respective prior year periods.

The effective tax rate for the three months ended June 30, 2017 was 30.3%, as compared to an effective tax rate of 31.0% in the prior year period. The reduction in rate was principally driven by changes in valuation allowances.  The effective tax rate for the six months ended June 30, 2017 of 26.9% as compared to an effective tax rate of 31.0% in the prior year period, was primarily due to our current year adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting and changes in valuation allowances. Without the adoption of ASU 2016-09, our effective tax rate for the six months ended June 30, 2017 was 30.5%.

Comprehensive income in the second quarter of 2017 was $85 million, compared to comprehensive income of $10 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $11 million, primarily due to the higher operating income discussed above.

•
Foreign currency translation adjustments in the second quarter resulted in a $33 million comprehensive gain, compared to a $32 million comprehensive loss in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Euro.

•	Pension and postretirement adjustments within comprehensive income of $2 million were essentially flat against the comparable prior year period.

Comprehensive income for the six months ended June 30, 2017 was $131 million, compared to comprehensive income of $61 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $10 million, primarily due to the higher operating income discussed above.

•
Foreign currency translation adjustments for the six months ended June 30, 2017 resulted in a $44 million comprehensive gain, compared to a $15 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound, Euro, and Canadian dollar.

•	Pension and postretirement adjustments within comprehensive income of $4 million were essentially flat against the comparable prior year period.

New orders increased $25 million and $40 million during the three and six months ended June 30, 2017, from the comparable prior year periods. The increase in new orders for each of the respective periods was primarily due to the acquisition of TTC in the Defense segment and a significant government order and higher demand for our industrial vehicle products in the Commercial/Industrial segment. These increases were partially offset by a decrease in the Power segment due to the timing of funding for pumps and generators with government customers. New orders during the six months ended June 30, 2017 also benefited favorably from a government order for aircraft handling systems in the Defense segment, partially offset by the timing of funding from government customers in the Commercial/Industrial segment.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2017	2016	% change		2017	2016	% change
Sales	$291,599	$290,046	1%		$570,421	$564,773	1%
Operating income	43,693	38,957	12%		74,314	69,009	8%
Operating margin	15.0%	13.4%	160	bps	13.0%	12.2%	80	bps
New orders	$315,014	$280,332	12%		$642,921	$637,719	1%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	2%	12%	2%	7%
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	—%	(1%)	1%
Total	1%	12%	1%	8%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the second quarter increased $2 million, or 1%, to $292 million from the prior year period. In the general industrial market, sales increased $10 million primarily due to higher demand for our industrial vehicle products. This increase was partially offset by lower sales in the naval defense market, primarily due to the timing of production on the Virginia-class submarine program. Sales in the commercial aerospace market decreased primarily due to lower sales of actuation and sensors products.

Sales during the six months ended June 30, 2017 increased $6 million, or 1%, to $570 million from the prior year period. In the general industrial market, we experienced higher sales of $18 million primarily due to increased demand for our industrial vehicle and industrial automation products. This increase was partially offset by lower sales in the naval defense and commercial aerospace markets primarily due to the timing of production on the Virginia-class submarine program and lower sales of actuation and sensors products, respectively. Unfavorable foreign currency translation reduced sales by $8 million.

Operating income during the second quarter increased $5 million, or 12%, to $44 million from the prior year period, while operating margin increased 160 basis points to 15.0%. Operating income during the six months ended June 30, 2017 increased $5 million, or 8%, to $74 million from the prior year period, while operating margin increased 80 basis points to 13.0%. The increases in operating income and operating margin for each of the respective periods were primarily due to ongoing margin improvement initiatives and improved volume on industrial vehicle and medical mobility products. These increases were partially offset by lower profitability for sensors and controls products due to lower volume and unfavorable mix.

New orders increased $35 million and $5 million during the three and six months ended June 30, 2017 from the comparable prior year periods, primarily due to a government order for the F-35 Joint Strike Fighter (JSF) and increased demand for our industrial vehicle products. The increase in new orders during the six months ended June 30, 2017 was partially offset by the timing of funding from government customers.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2017	2016	% change		2017	2016	% change
Sales	$126,361	$113,961	11%		$241,023	$219,352	10%
Operating income	21,187	18,609	14%		32,342	35,454	(9%)
Operating margin	16.8%	16.3%	50	bps	13.4%	16.2%	(280	) bps
New orders	$118,048	$92,732	27%		$252,021	$198,624	27%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	—%	14%	—%	8%
Acquisitions	12%	(7%)	11%	(20%)
Foreign currency	(1%)	7%	(1%)	3%
Total	11%	14%	10%	(9%)

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the second quarter increased $12 million, or 11%, to $126 million from the prior year period, primarily due to the incremental impact of our TTC acquisition which contributed $13 million in sales. Excluding the impact of TTC, sales were relatively flat as higher foreign military sales and increased unmanned aerial vehicle (UAV) production in the aerospace defense market were largely offset by declines in helicopter sales.

Sales during the six months ended June 30, 2017 increased $22 million, or 10%, to $241 million from the prior year period, primarily due to the incremental impact of our TTC acquisition which contributed $23 million in sales. Excluding the impact of TTC, sales were relatively flat. In the aerospace defense market, higher foreign military sales and increased UAV production were largely offset by declines in helicopter sales. Sales in the ground defense market decreased primarily due to lower sales of embedded computing products on the G/ATOR program, partially offset by increased demand for our turret drive stabilization systems (TDSS) on international ground defense platforms.

Operating income during the second quarter increased $3 million, or 14%, to $21 million, and operating margin increased 50 basis points from the prior year quarter to 16.8%. The increases in operating income and operating margin were primarily driven by favorable mix for our defense electronics products, as well as the benefits of our margin improvement initiatives. Favorable foreign currency translation also benefited operating income by approximately $1 million.

Operating income during the six months ended June 30, 2017 decreased $3 million, or 9%, to $32 million, and operating margin decreased 280 basis points from the prior year period to 13.4%. The decreases in operating income and operating margin were primarily due to first year purchase accounting costs on the TTC acquisition which reduced operating income by $7 million. This decrease was partially offset by increased volume on our COTS products.

New orders increased $25 million during the three months ended June 30, 2017 from the comparable prior year period, primarily due to the acquisition of TTC. New orders increased $53 million during the six months ended June 30, 2017 from the comparable prior year period, primarily due to the acquisition of TTC and a government order for aircraft handling systems.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2017	2016	% change		2017	2016	% change
Sales	$149,693	$128,759	16%		$279,800	$252,148	11%
Operating income	24,870	16,114	54%		41,410	30,742	35%
Operating margin	16.6%	12.5%	410	bps	14.8%	12.2%	260	bps
New orders	$115,139	$150,585	(24%)		$297,535	$315,926	(6%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	16%	54%	11%	35%
Acquisitions	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	16%	54%	11%	35%

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the second quarter increased $21 million, or 16%, to $150 million, primarily due to higher production levels on the AP1000 China Direct and domestic programs which resulted in increased sales of $16 million and $4 million, respectively. The power generation market also benefited from improved aftermarket sales supporting currently operating domestic nuclear reactors primarily due to a strong spring outage season. In the naval defense market, higher production levels of CVN-80 pumps and valves were offset by the timing of production on the Virginia-class submarine program.

Sales for the six months ended June 30, 2017 increased $28 million, or 11%, to $280 million from the prior year period, as higher production revenues on the AP1000 China Direct and domestic programs of $35 million and $6 million, respectively, were partially offset by lower aftermarket sales of $12 million supporting domestic and international nuclear reactors. In the naval defense market, higher production levels of CVN-80 pumps and valves were offset by the timing of production on the Virginia-class submarine program and lower sales of CVN-79 pumps and valves as production is nearing completion.

Operating income in the second quarter of 2017 increased $9 million, or 54%, to $25 million, and operating margin increased 410 basis points from the prior year period to 16.6%. Operating income during the six months ended June 30, 2017 increased $11 million, or 35%, to $41 million, and operating margin increased 260 basis points from the prior year period to 14.8%. The increases in operating income and operating margin for each of the respective periods were primarily driven by higher production levels on the AP1000 China Direct program, as well as improved profitability in the nuclear aftermarket business and the benefits of our ongoing margin improvement initiatives.

New orders decreased $35 million during the three months ended June 30, 2017 from the comparable prior year period primarily due to the timing of funding for pumps and generators with government customers. New orders decreased $18 million during the six months ended June 30, 2017 from the comparable prior year period primarily due to the timing of funding of government orders and a commercial order for pumps in the prior year period. The decrease for the six months ended June 30, 2017 was partially offset by new orders for international nuclear reactors.

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

Net Sales by End Market
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2017	2016	% change	2017	2016	% change
Defense markets:
Aerospace	$88,097	$76,558	15%	$153,880	$138,107	11%
Ground	17,515	19,880	(12%)	37,251	39,055	(5%)
Naval	100,048	103,998	(4%)	191,018	196,950	(3%)
Other	5,964	2,541	135%	13,007	3,794	243%
Total Defense	$211,624	$202,977	4%	$395,156	$377,906	5%

Commercial markets:
Aerospace	$101,631	$102,595	(1%)	$200,455	$204,781	(2%)
Power Generation	114,773	95,628	20%	220,325	195,518	13%
General Industrial	139,625	131,566	6%	275,308	258,068	7%
Total Commercial	$356,029	$329,789	8%	$696,088	$658,367	6%

Total Curtiss-Wright	$567,653	$532,766	7%	$1,091,244	$1,036,273	5%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Defense markets
Sales during the three months ended June 30, 2017 increased $9 million, or 4%, to $212 million against the comparable prior year period while sales during the six months ended June 30, 2017 increased $17 million, or 5%, to $395 million. The increases in each of the respective periods were primarily due to higher sales in the aerospace defense and other defense markets, partially offset by decreased sales in the ground defense and naval defense markets. The sales increases in the aerospace defense market were primarily due to the incremental impact of our TTC acquisition, which contributed $8 million and $15 million in sales, respectively, during the three and six months ended June 30, 2017. The aerospace defense market also benefited favorably from increased demand for UAVs, partially offset by declines in helicopter sales. Sales in the ground defense market decreased primarily due to lower sales of embedded computing products on the G/ATOR program, partially offset by increased demand for our TDSS products on international ground defense platforms. Lower sales in the naval defense market were primarily due to the timing of production on the Virginia-class submarine program and the substantial completion of CVN-79 pump and valve production. These decreases were partially offset by higher production levels of CVN-80 pumps and valves. Other defense sales increased during both respective periods due to various projects across government entities.

Commercial markets
Sales during the three months ended June 30, 2017 increased $26 million, or 8%, to $356 million against the comparable prior year period while sales during the six months ended June 30, 2017 increased $38 million, or 6%, to $696 million. The increases in each of the respective periods were primarily due to increased sales in the general industrial and power generation markets. In the general industrial market, we experienced higher demand for our industrial vehicle products. Within the power generation market, we generated higher production revenues of $16 million and $35 million on the AP1000 China Direct Program for the three and six months ended June 30, 2017, respectively. Higher sales in the power generation market for the six months ended June 30, 2017 were partially offset by lower aftermarket sales of $10 million supporting domestic and international nuclear reactors. Increases in the general industrial and power generation markets were partially offset by lower actuation system sales in the commercial aerospace market.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	June 30, 2017	June 30, 2016
Cash provided by (used):
Operating activities	$60,932	$156,631
Investing activities	(255,569)	(15,784)
Financing activities	(27,021)	(41,891)
Effect of exchange-rate changes on cash	10,521	(4,502)
Net increase (decrease) in cash and cash equivalents	(211,137)	94,454

Net cash provided by operating activities decreased $96 million from the prior year period.  The decrease in net cash provided is primarily due to prior period net collections of $83 million related to the AP1000 program and a one-time prior period benefit of $20 million as a result of the interest rate swap termination.

Net cash used for investing activities increased $240 million from the comparable prior year period primarily due to current year acquisitions. The Corporation acquired two businesses during the six months ended June 30, 2017 for approximately $233 million, net of cash acquired. The Corporation did not acquire any businesses during the six months ended June 30, 2016. The capital expenditures for the six months ended June 30, 2017 and June 30, 2016 were $23 million and $16 million, respectively.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 4.0% for both the three and six months ended June 30, 2017 as compared to an average interest rates of 4.0% and 3.9% for the comparable periods ended June 30, 2016. The Corporation’s average debt outstanding was $950 million for both the three and six months ended June 30, 2017 and June 30, 2016, respectively.

Revolving Credit Agreement

As of June 30, 2017, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $49 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of June 30, 2017 was $451 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2017, the Corporation used $26 million of cash to repurchase approximately 284,000 outstanding shares under its share repurchase program. During the six months ended June 30, 2016, the Corporation used $55 million of cash to repurchase approximately 745,000 outstanding shares.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Dividends

The Corporation made dividend payments of $6 million during each of the six months ended June 30, 2017 and June 30, 2016, respectively.

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

As of June 30, 2017, we had the ability to borrow additional debt of $986 million without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the six months ended June 30, 2017.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2016 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2017, we implemented new controls as part of our efforts to adopt the new revenue recognition standard. Those efforts resulted in changes to our accounting processes and procedures related to monitoring the adoption process. As we continue the implementation process, we expect that there will be additional changes in our internal control over financial reporting. However, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2017, Westinghouse Electric Company (“WEC”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. The Corporation has approximately $6.5 million in pre-petition billings outstanding with WEC as of June 30, 2017. The Corporation will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and expects to collect all post-petition amounts due.  At this time, the Corporation has assessed that any pre-petition amounts will be substantially recoverable and does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.  The Corporation continues to monitor the status of the WEC bankruptcy as well as the status of the plant construction projects for potential impacts on our business.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2017. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2016 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2017.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	41,200	$90.43	173,922	$33,389,558
May 1 - May 31	63,152	87.61	237,074	27,856,980
June 1 - June 30	47,200	91.33	284,274	23,546,308
For the quarter ended	151,552	$89.53	284,274	$23,546,308

On December 7, 2016, the Corporation authorized an additional $100 million for future share repurchases, raising total authorized and available capital for share repurchases to $200 million. The Corporation plans to repurchase at least $50 million in shares in 2017. Under the current program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.
Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2017.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2017 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2016 Annual Report on Form 10-K.

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

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer
Dated: July 27, 2017