Form 10-Q
period 2017-09-30
CURTISS WRIGHT CORP
filed 2017-10-26
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

or

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

Common Stock, par value $1.00 per share: 44,129,363 shares (as of September 30, 2017).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net sales
Product sales	$468,073	$413,905	$1,351,076	$1,244,148
Service sales	99,828	93,187	308,069	299,218
Total net sales	567,901	507,092	1,659,145	1,543,366
Cost of sales
Cost of product sales	292,215	261,488	878,446	806,092
Cost of service sales	64,903	61,128	200,371	195,515
Total cost of sales	357,118	322,616	1,078,817	1,001,607
Gross profit	210,783	184,476	580,328	541,759
Research and development expenses	14,575	14,071	45,374	44,467
Selling expenses	28,818	26,273	86,331	85,025
General and administrative expenses	70,840	67,559	217,575	210,342
Operating income	96,550	76,573	231,048	201,925
Interest expense	10,457	10,488	31,584	30,694
Other income, net	321	483	823	818
Earnings before income taxes	86,414	66,568	200,287	172,049
Provision for income taxes	(22,470)	(20,636)	(53,146)	(53,335)
Net earnings	$63,944	$45,932	$147,141	$118,714

Net earnings per share:
Basic earnings per share	$1.45	$1.04	$3.33	$2.67
Diluted earnings per share	$1.43	$1.02	$3.29	$2.63

Dividends per share	0.15	0.13	0.41	0.39
Weighted-average shares outstanding:
Basic	44,137	44,323	44,196	44,457
Diluted	44,686	44,997	44,782	45,128

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$63,944	$45,932	$147,141	$118,714
Other comprehensive income (loss)
Foreign currency translation, net of tax (1)	$25,393	$(12,366)	$69,294	$(26,907)
Pension and postretirement adjustments, net of tax (2)	1,280	1,634	4,974	4,766
Other comprehensive income (loss), net of tax	26,673	(10,732)	74,268	(22,141)
Comprehensive income	$90,617	$35,200	$221,409	$96,573

(1) The tax expense included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2017 were $0.4 million and $1.6 million, respectively. The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and nine months ended September 30, 2016 were $0.7 million and $1.0 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2017 were $0.8 million and $3.3 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2016 were $0.9 million and $3.0 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$432,191	$553,848
Receivables, net	515,966	463,062
Inventories, net	397,270	366,974
Other current assets	43,852	30,927
Total current assets	1,389,279	1,414,811
Property, plant, and equipment, net	387,699	388,903
Goodwill	1,089,781	951,057
Other intangible assets, net	338,957	271,461
Other assets	15,508	11,549
Total assets	$3,221,224	$3,037,781
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$150,408	$150,668
Accounts payable	150,751	177,911
Accrued expenses	131,357	130,239
Income taxes payable	9,988	18,274
Deferred revenue	189,788	170,143
Other current liabilities	36,946	28,027
Total current liabilities	669,238	675,262
Long-term debt	814,400	815,630
Deferred tax liabilities, net	57,918	49,722
Accrued pension and other postretirement benefit costs	101,827	107,151
Long-term portion of environmental reserves	14,956	14,024
Other liabilities	88,409	84,801
Total liabilities	1,746,748	1,746,590
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 49,187,378 shares issued at September 30, 2017 and December 31, 2016; outstanding shares were 44,129,363 at September 30, 2017 and 44,181,050 at December 31, 2016	49,187	49,187
Additional paid in capital	123,573	129,483
Retained earnings	1,883,185	1,754,907
Accumulated other comprehensive loss	(217,488)	(291,756)
Common treasury stock, at cost (5,058,015 shares at September 30, 2017 and 5,006,328 shares at December 31, 2016)	(363,981)	(350,630)
Total stockholders’ equity	1,474,476	1,291,191
Total liabilities and stockholders’ equity	$3,221,224	$3,037,781

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net earnings	$147,141	$118,714
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	74,815	72,419
Gain on sale of businesses	(1,011)	(845)
Gain on fixed asset disposals	(225)	(194)
Deferred income taxes	(1,321)	(6,388)
Share-based compensation	9,173	7,813
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	(38,204)	95,200
Inventories, net	(892)	(18,613)
Progress payments	325	4,094
Accounts payable and accrued expenses	(42,662)	(58,162)
Deferred revenue	16,772	14,937
Income taxes payable	(11,358)	8,936
Net pension and postretirement liabilities	4,115	2,723
Termination of interest rate swap	—	20,405
Other current and long-term assets and liabilities	5,639	6,173
Net cash provided by operating activities	162,307	267,212
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	1,790	1,204
Proceeds from divestitures	6,162	1,027
Additions to property, plant, and equipment	(34,874)	(26,127)
Acquisition of businesses, net of cash acquired	(232,630)	(295)
Net cash used for investing activities	(259,552)	(24,191)
Cash flows from financing activities:
Borrowings under revolving credit facility	4,884	7,504
Payments of revolving credit facility	(5,144)	(7,961)
Repurchases of common stock	(38,939)	(80,296)
Proceeds from share-based compensation	11,854	18,359
Dividends paid	(11,497)	(11,576)
Excess tax benefits from share-based compensation plans	—	6,771
Other	(512)	(469)
Net cash used for financing activities	(39,354)	(67,668)
Effect of exchange-rate changes on cash	14,942	(11,997)
Net increase (decrease) in cash and cash equivalents	(121,657)	163,356
Cash and cash equivalents at beginning of period	553,848	288,697
Cash and cash equivalents at end of period	$432,191	$452,053
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$756	$688
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	187,329	—	—
Other comprehensive loss, net of tax	—	—	—	(65,828)	—
Dividends paid	—	—	(23,067)	—	—
Restricted stock, net of tax	—	(12,086)	—	—	17,275
Stock options exercised, net of tax	—	(11,271)	—	—	39,483
Other	(3)	(1,104)	—	—	811
Share-based compensation	—	9,021	—	—	457
Repurchase of common stock	—	—	—	—	(105,249)
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	147,141	—	—
Other comprehensive income, net of tax	—	—	—	74,268	—
Dividends declared	—	—	(18,124)	—	—
Restricted stock	—	(9,624)	—	—	9,618
Stock options exercised	—	(2,995)	—	—	14,855
Other	—	(2,099)	(739)	—	750
Share-based compensation	—	8,808	—	—	365
Repurchase of common stock	—	—	—	—	(38,939)
September 30, 2017	$49,187	$123,573	$1,883,185	$(217,488)	$(363,981)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2017 and 2016, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The Corporation recorded an income tax benefit of approximately $5 million within the provision for income taxes for the nine months ended September 30, 2017 related to the excess tax benefit on stock options and performance share units. Prior to adoption, this amount would have been recorded as an increase to additional paid-in capital.

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

The Corporation plans to apply the modified retrospective approach upon adoption and is currently evaluating the impact of adoption on its Condensed Consolidated Financial Statements as of January 1, 2018. While its assessment is ongoing and not yet complete, the Corporation anticipates certain contracts currently accounted for on a “point in time” basis will be required to transition to an “over-time” model as they meet one or more of the mandatory criteria established under the new standard. The Corporation expects the transition adjustment to primarily include the following: a) U.S. Government and commercial contracts where such promised goods do not have alternative use and the Corporation has an enforceable right to payment for performance completed to date; b) repair and overhaul services performed on customer-owned goods; and c) Defense-related contracts where the Corporation uses customer-furnished materials in production. We are in the process of implementing appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The Corporation will continue to monitor interpretative guidance issued by the FASB which may cause its evaluation to change.

Date of adoption: January 1, 2018

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Corporation does not expect the adoption of this standard to have a material impact on its Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2018
ASU 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued final guidance that requires the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period. The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs. This standard is effective for fiscal years beginning after December 15, 2017.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories.  The amendments of this standard should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit costs.

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

During the nine months ended September 30, 2017, the Corporation acquired two businesses for an aggregate purchase price of $233 million, which are described in more detail below. No acquisitions were made during the nine months ended September 30, 2016.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Condensed Consolidated Statement of Earnings includes $45 million of total net sales and $1 million of net losses from the Corporation's 2017 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 30, 2017.

(In thousands)	2017
Accounts receivable	$5,006
Inventory	22,702
Property, plant, and equipment	4,598
Other current and non-current assets	2,815
Intangible assets	88,900
Current and non-current liabilities	(6,672)
Due to seller	(596)
Net tangible and intangible assets	116,753
Purchase price, net of cash acquired	232,630
Goodwill	$115,877

Goodwill deductible for tax purposes	$115,877

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	September 30, 2017	December 31, 2016
Billed receivables:
Trade and other receivables	$367,631	$340,091
Less: Allowance for doubtful accounts	(7,306)	(4,832)
Net billed receivables	360,325	335,259
Unbilled receivables:
Recoverable costs and estimated earnings not billed	178,479	149,847
Less: Progress payments applied	(22,838)	(22,044)
Net unbilled receivables	155,641	127,803
Receivables, net	$515,966	$463,062

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

The composition of inventories is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$189,326	$189,228
Work-in-process	85,636	73,843
Finished goods	127,647	112,478
Inventoried costs related to U.S. Government and other long-term contracts	61,587	57,516
Gross inventories	464,196	433,065
Less: Inventory reserves	(55,240)	(54,988)
Progress payments applied, principally related to long-term contracts	(11,686)	(11,103)
Inventories, net	$397,270	$366,974

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $30.4 million and $28.8 million, as of September 30, 2017 and December 31, 2016, respectively. These capitalized costs will be liquidated as production units are delivered to the customers.  As of September 30, 2017 and December 31, 2016, $4.1 million and $3.9 million, respectively, are scheduled to be liquidated under existing firm orders.

5.           GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2016	$436,141	$327,655	$187,261	$951,057
Acquisitions	2,608	113,269	—	115,877
Divestitures	(1,168)	(648)	—	(1,816)
Foreign currency translation adjustment	9,963	14,469	231	24,663
September 30, 2017	$447,544	$454,745	$187,492	$1,089,781

6.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2017			December 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$243,216	$(110,441)	$132,775	$166,859	$(98,266)	$68,593
Customer related intangibles	366,910	(175,251)	191,659	349,742	(157,154)	192,588
Other intangible assets	40,613	(26,090)	14,523	36,709	(26,429)	10,280
Total	$650,739	$(311,782)	$338,957	$553,310	$(281,849)	$271,461

During the nine months ended September 30, 2017, the Corporation acquired intangible assets of $88.9 million. The Corporation acquired Technology of $73.0 million, Customer related intangibles of $12.9 million, and Other intangible assets of $3.0 million, which have a weighted average amortization period of 15.0 years, 16.3 years, and 7.0 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2017 was $28.8 million as compared to $24.9 million in the prior year period.  The estimated amortization expense for the five years ending December 31, 2017 through 2021 is $38.8 million, $37.7 million, $36.0 million, $34.1 million, and $32.3 million, respectively.

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

Effects on Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016, the fair values of the asset and liability derivative instruments are immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The location and amount of losses or (gains) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three and nine months ended September 30, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Derivatives not designated as hedging instrument	2017	2016	2017	2016
Forward exchange contracts:
General and administrative expenses	$(2,282)	$3,596	$(1,668)	$8,632

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issues as of September 30, 2017.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	150,000	150,888	150,000	154,509
3.84% Senior notes due 2021	100,000	103,949	100,000	102,463
3.70% Senior notes due 2023	225,000	232,186	225,000	226,946
3.85% Senior notes due 2025	100,000	103,517	100,000	100,338
4.24% Senior notes due 2026	200,000	211,242	200,000	203,592
4.05% Senior notes due 2028	75,000	77,751	75,000	74,630
4.11% Senior notes due 2028	100,000	104,235	100,000	99,876
Other debt	408	408	668	668
Total debt	950,408	984,176	950,668	963,022
Debt issuance costs, net	(869)	(869)	(984)	(984)
Unamortized interest rate swap proceeds	15,269	15,269	16,614	16,614
Total debt, net	$964,808	$998,576	$966,298	$978,652

8.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2016 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$5,874	$6,347	$18,819	$18,832
Interest cost	6,951	7,503	19,406	22,915
Expected return on plan assets	(13,549)	(13,462)	(40,144)	(40,633)
Amortization of prior service cost	(24)	(11)	(75)	(34)
Amortization of unrecognized actuarial loss	2,525	2,837	9,691	9,023
Net periodic benefit cost	$1,777	$3,214	$7,697	$10,103

During the nine months ended September 30, 2017, the Corporation made no contributions to the Curtiss-Wright Pension Plan, and does not expect to make any contributions in 2017. Contributions to the foreign benefit plans are not expected to be material in 2017.

Defined Contribution Retirement Plan

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2014, all non-union employees who are not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation. During the nine months ended September 30, 2017 and 2016, the expense relating to the plan was $10.0 million and $8.9 million, respectively. The Corporation made $10.9 million in contributions to the plan during the nine months ended September 30, 2017, and expects to make total contributions of $11.8 million in 2017.

9.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	44,137	44,323	44,196	44,457
Dilutive effect of stock options and deferred stock compensation	549	674	586	671
Diluted weighted-average shares outstanding	44,686	44,997	44,782	45,128

For the three months and nine months ended September 30, 2017, approximately 38,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three and nine months ended September 30, 2016, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2017	2016	2017	2016
Net sales
Commercial/Industrial	$294,158	$276,179	$865,070	$841,812
Defense	142,681	114,946	384,917	335,553
Power	132,102	117,929	412,667	370,798
Less: Intersegment revenues	(1,040)	(1,962)	(3,509)	(4,797)
Total consolidated	$567,901	$507,092	$1,659,145	$1,543,366

Operating income (expense)
Commercial/Industrial	$46,774	$39,067	$121,088	$108,076
Defense	33,636	28,822	65,978	64,276
Power	19,486	14,130	60,896	44,872
Corporate and eliminations (1)	(3,346)	(5,446)	(16,914)	(15,299)
Total consolidated	$96,550	$76,573	$231,048	$201,925

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2017	2016	2017	2016
Total operating income	$96,550	$76,573	$231,048	$201,925
Interest expense	10,457	10,488	31,584	30,694
Other income, net	321	483	823	818
Earnings before income taxes	$86,414	$66,568	$200,287	$172,049

(In thousands)	September 30, 2017	December 31, 2016
Identifiable assets
Commercial/Industrial	$1,443,206	$1,391,040
Defense	1,051,580	751,859
Power	502,553	516,321
Corporate and Other	223,885	378,561
Total consolidated	$3,221,224	$3,037,781

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive income (loss) before reclassifications	(64,840)	(7,892)	(72,732)
Amounts reclassified from accumulated other comprehensive loss	—	6,904	6,904
Net current period other comprehensive loss	(64,840)	(988)	(65,828)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive income (loss) before reclassifications	69,294	(669)	68,625
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,643	5,643
Net current period other comprehensive income	69,294	4,974	74,268
September 30, 2017	$(103,356)	$(114,132)	$(217,488)

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	568	(1)
Amortization of actuarial losses	(9,525)	(1)
	(8,957)	Total before tax
	3,314	Income tax
Total reclassifications	$(5,643)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost. See Note 8, Pension and Other Postretirement Benefit Plans.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss, such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. In October 2017, all parties agreed in principle to participate in a formal mediation in late 2018 with the intention of settling this claim. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation’s financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

In addition to the CNRL litigation, the Corporation is party to a number of other legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Westinghouse Bankruptcy

On March 29, 2017, Westinghouse Electric Company (“WEC”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. The Corporation had approximately $6.5 million in pre-petition billings outstanding with WEC as of September 30, 2017. The Corporation will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and expects to collect all amounts due from post-petition work.  At this time, the Corporation has assessed that any pre-petition amounts will be substantially recoverable and does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.  The Corporation continues to monitor the status of the WEC bankruptcy as well as the status of the plant construction projects for potential impacts on our business.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2017 and December 31, 2016, there were $23.4 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $13.9 million and $12.8 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of September 30, 2017, the Corporation has not met certain contractual delivery dates under its AP 1000 China and US contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of September 30, 2017.  As of September 30, 2017, the range of possible loss is $0 to $31 million for the AP1000 US contract, for a total range of possible loss of $0 to $55.5 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries that are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 39% of our 2017 total sales are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2017. The financial information as of September 30, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our Form 10-K.

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

Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2017	2016	% change	2017	2016	% change
Sales
Commercial/Industrial	$293,939	$275,649	7%	$864,360	$840,422	3%
Defense	141,945	113,949	25%	382,968	333,301	15%
Power	132,017	117,494	12%	411,817	369,643	11%
Total sales	$567,901	$507,092	12%	$1,659,145	$1,543,366	8%

Operating income
Commercial/Industrial	$46,774	$39,067	20%	$121,088	$108,076	12%
Defense	33,636	28,822	17%	65,978	64,276	3%
Power	19,486	14,130	38%	60,896	44,872	36%
Corporate and eliminations	(3,346)	(5,446)	39%	(16,914)	(15,299)	(11)%
Total operating income	$96,550	$76,573	26%	$231,048	$201,925	14%

Interest expense	10,457	10,488	—%	31,584	30,694	3%
Other income, net	321	483	NM	823	818	NM

Earnings before taxes	86,414	66,568	30%	200,287	172,049	16%
Provision for income taxes	(22,470)	(20,636)	9%	(53,146)	(53,335)	—%
Net earnings	$63,944	$45,932		$147,141	$118,714

New orders	$517,268	$500,127	3%	$1,709,745	$1,652,396	3%

NM- not a meaningful percentage

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	8%	20%	5%	15%
Acquisitions	4%	7%	4%	(1%)
Foreign currency	—%	(1%)	(1%)	—%
Total	12%	26%	8%	14%

Sales for the third quarter of 2017 increased $61 million, or 12%, to $568 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial segment, Defense segment, and Power segment increased $18 million, $28 million, and $15 million, respectively.

Sales during the nine months ended September 30, 2017 increased $116 million, or 8%, to $1,659 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense and Power segments increased $24 million, $50 million, and $42 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter of 2017 increased $20 million, or 26%, to $97 million, and operating margin increased 190 basis points to 17.0% compared with the same period in 2016. Increases in operating income and operating margin were primarily attributable to higher production levels on the AP1000 China Direct program and higher profitability from our TTC

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

acquisition. Operating income and operating margin also benefited from improved volume on industrial vehicle products in the Commercial/Industrial segment, and our ongoing margin improvement initiatives.

Operating income during the nine months ended September 30, 2017 increased $29 million, or 14%, to $231 million and operating margin increased 80 basis points to 13.9%, compared with the same period in 2016. Increases in operating income and operating margin were primarily attributable to higher production levels in our Power segment on the AP1000 China Direct program, higher volume on industrial vehicle products in the Commercial/Industrial segment, and the benefits of our ongoing margin improvement initiatives. These increases in operating income and operating margin were partially offset by an unfavorable shift in mix for our defense electronic products in the Defense segment.

Non-segment operating expense in the third quarter decreased $2 million, or 39%, to $3 million, from the comparable period, primarily due to lower corporate costs. Non-segment operating expense for the nine months ended September 30, 2017 increased $2 million, or 11%, to $17 million, from the comparable prior year period, primarily driven by foreign exchange losses.

Interest expense in the third quarter and nine months ended September 30, 2017 of $10 million and $32 million, respectively, was essentially flat as compared to the respective prior year periods.

The effective tax rate in the third quarter and nine months ended September 30, 2017 was 26.0% and 26.5%, respectively, as compared to an effective tax rate of 31.0% in the comparable prior year periods. The reductions in rate were principally driven by changes in valuation allowances and the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting.

Comprehensive income in the third quarter of 2017 was $91 million, compared to comprehensive income of $35 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $18 million, primarily due to the higher operating income discussed above.

•
Foreign currency translation adjustments in the third quarter resulted in a $25 million comprehensive gain, compared to a $12 million comprehensive loss in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Canadian dollar.

•	Pension and postretirement adjustments within comprehensive income of $1 million were essentially flat against the comparable prior year period.

Comprehensive income for the nine months ended September 30, 2017 was $221 million, compared to comprehensive income of $97 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $28 million, primarily due to the higher operating income discussed above.

•
Foreign currency translation adjustments for the nine months ended September 30, 2017 resulted in a $69 million comprehensive gain, compared to a $27 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound, Euro, and Canadian dollar.

•	Pension and postretirement adjustments within comprehensive income of $5 million were essentially flat against the comparable prior year period.

New orders increased $17 million during the three months ended September 30, 2017 from the comparable prior year period, primarily due to the acquisition of TTC in the Defense segment and higher demand for our industrial vehicle products in the Commercial/Industrial segment. These increases were partially offset by the timing of naval orders in the Defense segment and the timing of Boeing orders in the Commercial/Industrial segment. New orders increased $57 million during the nine months ended September 30, 2017 from the comparable prior year period, primarily due to the acquisition of TTC and a government order for aircraft handling systems in the Defense segment. These increases were partially offset by a prior year period commercial order for pumps in the Power segment that did not reoccur.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2017	2016	% change		2017	2016	% change
Sales	$293,939	$275,649	7%		$864,360	$840,422	3%
Operating income	46,774	39,067	20%		121,088	108,076	12%
Operating margin	15.9%	14.2%	170	bps	14.0%	12.9%	110	bps
New orders	$287,118	$283,185	1%		$930,039	$920,904	1%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	6%	20%	4%	12%
Acquisitions	—%	—%	—%	—%
Foreign currency	1%	—%	(1%)	—%
Total	7%	20%	3%	12%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the third quarter increased $18 million, or 7%, to $294 million from the prior year period. In the general industrial market, sales increased $18 million primarily due to higher demand for our industrial vehicle products. Higher actuation systems sales in the commercial aerospace market were offset by declines in the naval defense market primarily due to the timing of production on the Virginia-class submarine program.

Sales during the nine months ended September 30, 2017 increased $24 million, or 3%, to $864 million from the prior year period. In the general industrial market, we experienced higher sales of $37 million primarily due to increased demand for our industrial vehicle products. This increase was partially offset by lower sales of $13 million in the naval defense market primarily due to the timing of production on the Virginia-class submarine program. Unfavorable foreign currency translation reduced sales by $7 million.

Operating income during the third quarter increased $8 million, or 20%, to $47 million from the prior year period, and operating margin increased 170 basis points to 15.9%. The increases in operating income and operating margin were primarily due to ongoing margin improvement initiatives and improved profitability on industrial vehicle and sensors and controls products.

Operating income during the nine months ended September 30, 2017 increased $13 million, or 12%, to $121 million from the prior year period, while operating margin increased 110 basis points to 14.0%. The increases in operating income and operating margin were primarily due to ongoing margin improvement initiatives and higher volume on industrial vehicle products.

New orders increased $4 million during the three months ended September 30, 2017 from the comparable prior year period, primarily due to the increased demand for our industrial vehicle products and a new order for the CVN-79 aircraft carrier. These increases were offset by the timing of orders received from Boeing. New orders increased $9 million during the nine months ended September 30, 2017 primarily due to a government order for the F-35 Joint Strike Fighter (JSF) and increased demand for our industrial vehicle products. These increases were partially offset by the timing of orders received from Boeing and the timing of funding from government customers.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2017	2016	% change	2017	2016	% change
Sales	$141,945	$113,949	25%	$382,968	$333,301	15%
Operating income	33,636	28,822	17%	65,978	64,276	3%
Operating margin	23.7%	25.3%	(160 bps)	17.2%	19.3%	(210 bps)
New orders	$133,107	$130,055	2%	$385,128	$328,679	17%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	8%	—%	3%	5%
Acquisitions	16%	20%	12%	(2%)
Foreign currency	1%	(3%)	—%	—%
Total	25%	17%	15%	3%

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the third quarter increased $28 million, or 25%, to $142 million from the comparable prior year period, primarily due to the incremental impact of our TTC acquisition which contributed $18 million in sales. Sales in the ground defense market increased primarily due to higher demand for our missile defense systems and turret drive stabilization systems (TDSS) on international ground defense platforms. Excluding the impact of TTC, sales to the aerospace defense market were relatively flat as increased unmanned aerial vehicle (UAV) production was more than offset by declines in helicopter sales and lower production for certain military aircraft programs.

Sales during the nine months ended September 30, 2017 increased $50 million, or 15%, to $383 million from the comparable prior year period, primarily due to the incremental impact of our TTC acquisition which contributed $40 million in sales. Sales in the ground defense market increased primarily due to higher TDSS demand on international ground defense platforms, partially offset by lower sales of embedded computing products on the G/ATOR program. Excluding the impact of TTC, sales to the aerospace defense market were relatively flat as increased UAV production was more than offset by declines in helicopter sales and lower production for certain military aircraft programs.

Operating income during the third quarter increased $5 million, or 17%, to $34 million, while operating margin decreased 160 basis points from the prior year quarter to 23.7%. Excluding a $6 million benefit from our TTC acquisition, operating income and operating margin declined as ongoing margin improvement initiatives were more than offset by an unfavorable shift in mix for our defense electronics products.

Operating income during the nine months ended September 30, 2017 increased $2 million, or 3%, to $66 million, while operating margin decreased 210 basis points from the prior year period to 17.2%. Operating income benefited from improved profitability from our avionics business and ongoing margin improvement initiatives. Both operating income and operating margin were negatively impacted by first year purchase accounting costs on our TTC acquisition and an unfavorable shift in mix for our defense electronic products.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders increased $3 million during the three months ended September 30, 2017 from the comparable prior year period. The increase was primarily due to the acquisition of TTC, partially offset by the timing of naval orders and government orders for defense electronics products. New orders increased $56 million during the nine months ended September 30, 2017 from the comparable prior year period, primarily due to the acquisition of TTC and a government order for aircraft handling systems. These increases were partially offset by the timing of naval orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended				Nine Months Ended
(In thousands)	September 30,				September 30,
	2017	2016	% change		2017	2016	% change
Sales	$132,017	$117,494	12%		$411,817	$369,643	11%
Operating income	19,486	14,130	38%		60,896	44,872	36%
Operating margin	14.8%	12.0%	280	bps	14.8%	12.1%	270	bps
New orders	$97,043	$86,887	12%		$394,578	$402,813	(2%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
	Sales	Operating Income	Sales	Operating Income
Organic	12%	38%	11%	36%
Acquisitions	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	12%	38%	11%	36%

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the third quarter increased $15 million, or 12%, to $132 million, primarily due to higher production revenues of $11 million on the AP1000 China Direct program and improved aftermarket sales supporting international nuclear operating reactors. These increases were partially offset by lower aftermarket sales supporting domestic nuclear operating reactors. The naval defense market benefited from increased production on CVN-79 and CVN-80 pumps and the timing of production on the Virginia-class submarine program.

Sales for the nine months ended September 30, 2017 increased $42 million, or 11%, to $412 million from the prior year period, as higher production revenues of $45 million on the AP1000 China Direct program were partially offset by lower aftermarket sales of $9 million supporting domestic nuclear operating reactors. Within the naval defense market, sales increased primarily due to higher production levels on CVN-80 pumps.

Operating income in the third quarter of 2017 increased $5 million, or 38%, to $19 million, and operating margin increased 280 basis points from the prior year period to 14.8%. The increases in operating income and operating margin were primarily due to higher production levels on the AP1000 China Direct program and improved profitability in the nuclear aftermarket business primarily driven by higher volume and the benefits of our ongoing margin improvement initiatives.

Operating income during the nine months ended September 30, 2017 increased $16 million, or 36%, to $61 million, and operating margin increased 270 basis points from the prior year period to 14.8%. The increases in operating income and operating margin were primarily due to higher production levels on the AP1000 China Direct program and improved

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

profitability in the nuclear aftermarket business primarily driven by higher volume and the benefits of our ongoing margin improvement initiatives.

New orders increased $10 million during the three months ended September 30, 2017 from the comparable prior year period primarily due to the timing of funding for pumps and generators with government customers. New orders decreased $8 million during the nine months ended September 30, 2017 from the comparable prior year period primarily due to a commercial order for pumps in the prior year period that did not reoccur, partially offset by the timing of funding with government customers.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market
	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2017	2016	% change	2017	2016	% change
Defense markets:
Aerospace	$92,728	$78,324	18%	$247,656	$216,585	14%
Ground	27,804	19,601	42%	65,056	58,661	11%
Naval	102,616	99,719	3%	293,634	296,670	(1%)
Other	5,072	4,389	16%	18,077	8,023	125%
Total Defense	$228,220	$202,033	13%	$624,423	$579,939	8%

Commercial markets:
Aerospace	$105,284	$94,248	12%	$304,691	$298,939	2%
Power Generation	93,873	89,643	5%	314,197	285,144	10%
General Industrial	140,524	121,168	16%	415,834	379,344	10%
Total Commercial	$339,681	$305,059	11%	$1,034,722	$963,427	7%

Total Curtiss-Wright	$567,901	$507,092	12%	$1,659,145	$1,543,366	8%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Defense markets
Sales during the three months ended September 30, 2017 increased $26 million, or 13%, to $228 million against the comparable prior year period, primarily due to higher sales in the aerospace defense and ground defense markets. The sales increase in the aerospace defense market was primarily due to the incremental impact of our TTC acquisition, which contributed $13 million in sales during the three months ended September 30, 2017. The aerospace defense market also benefited favorably from increased demand for UAVs, partially offset by declines in helicopter sales. Sales in the ground defense market increased primarily due to higher demand for our missile defense systems and TDSS products on international ground defense platforms.

Sales during the nine months ended September 30, 2017 increased $44 million, or 8%, to $624 million against the comparable prior year period, primarily due to higher sales in the aerospace defense, ground defense, and other defense markets. The sales increase in the aerospace defense market was primarily due to the incremental impact of our TTC acquisition, which contributed $28 million of sales during the nine months ended September 30, 2017. The aerospace defense market also benefited favorably from increased demand for UAVs, partially offset by declines in helicopter sales and lower production for certain military aircraft programs. Sales in the ground defense market increased primarily due to higher demand for our missile defense systems and TDSS products on international ground defense platforms, partially offset by lower sales of embedded computing products on the G/ATOR program. Other defense sales increased due to the incremental impact from our TTC

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

acquisition and various projects across government entities. These increases were partially offset by lower sales in the naval defense market, primarily due to the timing of production on the Virginia-class submarine program.

Commercial markets
Sales during the three months ended September 30, 2017 increased $35 million, or 11%, to $340 million against the comparable prior year period, primarily due to higher sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, we experienced higher sales of actuation and sensors and controls products. Sales increases in the general industrial market were primarily due to higher sales of $16 million for our industrial vehicle products. Sales also benefited favorably from increases in the power generation market due to higher production revenues of $11 million on the AP1000 China Direct program and improved aftermarket sales supporting international nuclear operating reactors. These increases were partially offset by lower aftermarket sales supporting domestic nuclear operating reactors.

Sales during the nine months ended September 30, 2017 increased $71 million, or 7%, to $1,035 million against the comparable prior year period, primarily due to higher sales in the power generation and general industrial markets. Within the power generation market, we generated higher production revenues of $45 million on the AP1000 China Direct program, partially offset by lower aftermarket sales of $16 million supporting domestic nuclear and non-nuclear operating reactors. In the general industrial market, we experienced higher demand for our industrial vehicle products which resulted in a sales increase of $30 million. Sales also benefited favorably from increases in the commercial aerospace market primarily due to increased demand for sensors and controls products.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	September 30, 2017	September 30, 2016
Cash provided by (used):
Operating activities	$162,307	$267,212
Investing activities	(259,552)	(24,191)
Financing activities	(39,354)	(67,668)
Effect of exchange-rate changes on cash	14,942	(11,997)
Net increase (decrease) in cash and cash equivalents	(121,657)	163,356

Net cash provided by operating activities decreased $105 million from the prior year period.  The decrease in net cash provided is primarily due to prior period net collections of $97 million related to the AP1000 program and a one-time prior period benefit of $20 million as a result of the interest rate swap termination.

Net cash used for investing activities increased $235 million from the comparable prior year period primarily due to current year acquisitions and capital expenditures. The Corporation acquired two businesses during the nine months ended September 30, 2017 for approximately $233 million, net of cash acquired. The Corporation did not acquire any businesses during the nine months ended September 30, 2016. The capital expenditures for the nine months ended September 30, 2017 and September 30, 2016 were $35 million and $26 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 4.0% for both the three and nine months ended September 30, 2017 as compared to an average interest rates of 4.0% and 3.9% for the comparable periods ended September 30, 2016. The Corporation’s average debt outstanding was $950 million for both the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

Revolving Credit Agreement

As of September 30, 2017, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $23 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of September 30, 2017 was $477 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2017, the Corporation used $39 million of cash to repurchase approximately 414,000 outstanding shares under its share repurchase program. During the nine months ended September 30, 2016, the Corporation used $80 million of cash to repurchase approximately 1,035,000 outstanding shares.

Dividends

The Corporation made dividend payments of $11 million and $12 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

As of September 30, 2017, we had the ability to borrow additional debt of $1,132 million without violating our debt to capitalization covenant.

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

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2017.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2016 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2017, we implemented new controls as part of our efforts to adopt the new revenue recognition standard. Those efforts resulted in changes to our accounting processes and procedures related to monitoring the adoption process. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen’s Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion. The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. In October 2017, all parties agreed in principle to participate in a formal mediation in late 2018 with the intention of settling this claim. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes it has adequate legal defenses and intends to defend this matter vigorously. The Corporation’s financial condition, results of operations, and cash flows, could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

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

On March 29, 2017, Westinghouse Electric Company (“WEC”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. The Corporation has approximately $6.5 million in pre-petition billings outstanding with WEC as of September 30, 2017. The Corporation will continue, for the time being and while it monitors and evaluates the Bankruptcy Case, to honor its executory contracts and expects to collect all amounts due from post-petition work.  At this time, the Corporation has assessed that any pre-petition amounts will be substantially recoverable and does not believe that rejection of the outstanding contracts with WEC, taken in part or combined, would have a material adverse impact on the Company’s cash flow or operations.  The Corporation continues to monitor the status of the WEC bankruptcy as well as the status of the plant construction projects for potential impacts on our business.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2017. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2016 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2017.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	41,800	$93.49	326,074	$19,638,576
August 1 - August 31	46,600	96.10	372,674	15,160,510
September 1 - September 30	41,089	99.78	413,763	11,060,541
For the quarter ended	129,489	$96.42	413,763	$11,060,541

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2017.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2017 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2016 Annual Report on Form 10-K.

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

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President of Finance and Chief Financial Officer
Dated: October 26, 2017