Form 10-K
period 2017-12-31
CURTISS WRIGHT CORP
filed 2018-02-22
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2017 was approximately $3.6 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2018:

Class	Number of shares

Common stock, par value $1 per share	44,154,677

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant with respect to the 2018 Annual Meeting of Stockholders to be held on May 10, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, (d) the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance, and (e) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation and its subsidiaries (we, the Corporation, or the Company) is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, general industrial, and power generation markets. We were formed in 1929 by the merger of companies founded by the Wright brothers and Glenn Curtiss, both aviation pioneers. We are incorporated under the laws of the State of Delaware and headquartered in Charlotte, North Carolina. We list our common stock on the New York Stock Exchange (NYSE) and trade under the symbol CW.

We expect that the diversification and breadth of our portfolio should mitigate the impact of business cycle volatility and allow us to drive growth in new products and markets. We seek to leverage and build upon our critical mass to expand our global manufacturing capabilities, sales channels and customer relationships. We strive for consistent organic sales growth, operating margin expansion, and free cash flow generation, while maintaining a disciplined and balanced capital deployment strategy in order to drive long-term shareholder value.

We are well positioned on high-performance platforms and critical applications that require our technical sophistication and benefit from decades of engineering expertise. Our technologies are relied upon to improve safety, operating efficiency, and reliability, while meeting demanding performance requirements. Our ability to provide high-performance, advanced technologies on a cost-effective basis is fundamental to our strategy to drive increased value to our customers. We compete globally, primarily based on technology and pricing.

Business Segments

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach, we operate through three segments: Commercial/Industrial, Defense, and Power.

Our principal domestic manufacturing facilities are located in Arizona, New York, North Carolina, Ohio, and Pennsylvania, and internationally in Canada, Mexico, and the United Kingdom.

Commercial / Industrial

Sales in the Commercial/Industrial segment are primarily to the general industrial and commercial aerospace markets and, to a lesser extent, the defense and power generation markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: industrial vehicle products such as electronic throttle control devices, joysticks and transmission shifters; sensors, controls and electro-mechanical actuation components and utility systems used on commercial aircraft; valves to both the industrial and naval defense markets; and surface technology services such as shot peening, laser peening, coatings and advanced analytical testing. The businesses within our Commercial/Industrial segment are impacted primarily by general economic conditions which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial aerospace, oil and gas, commercial vehicles, medical and transportation industries. As commercial industrial businesses, production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, to the commercial aerospace market. The businesses in this segment provide a diversified offering of products including: Commercial Off-the-Shelf (COTS) embedded computing board level modules, integrated subsystems, flight test equipment, instrumentation and control systems, turret aiming and stabilization products, and weapons handling systems. The businesses within our Defense segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government. Our products typically support government entities in the aerospace defense, ground defense, and naval defense industries. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Power

Sales in the Power segment are primarily to the nuclear power generation market and, to a lesser extent, to the naval defense market. The businesses in this segment provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including a wide range of hardware, pumps, valves, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing technologies. We also have been able to leverage existing technology and engineering expertise to provide Reactor Coolant Pump (RCP) technology, pump seals, and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Westinghouse AP1000 reactor design. The power generation businesses within our Power segment are impacted by pricing and demand for various forms of energy (e.g. coal, natural gas, oil, and nuclear). The businesses are typically dependent upon the need for new construction as well as maintenance, repair and overhaul by nuclear energy providers. The businesses are subject to changes in regulation which may impact demand, consumption, and underlying supply. The production processes are primarily material modifications, machining, assembly, and testing and inspection that are typical of commercial grade or regulated specifications. The businesses distribute products through commercial sales and marketing channels and may be impacted by changes in the regulatory environment. Our products within the Power segment also support the naval defense market, where we specifically provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, and secondary propulsion systems, primarily to the U.S. Navy. The defense businesses in this segment are impacted by government funding and spending, primarily driven by the U.S. Government.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2017, 2016, and 2015, our foreign operations as a percentage of pre-tax earnings were 40%, 42%, and 51%, respectively.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 39%, 38%, and 36% of total net sales during 2017, 2016, and 2015, respectively.

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

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventory. However, where allowable, we utilize progress payments and other interim billing practices on nearly all of these contracts, thus reducing working capital requirements. It is our policy to seek customary progress payments on certain contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government has either title to or a secured interest in the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1, 4, and 5 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K).

Customers

We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2017, 2016, or 2015.

Approximately 33% of our total net sales for 2017, 32% for 2016, and 30% for 2015 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Commercial/Industrial	$178,202	$187,498	$177,827
Defense	369,977	305,459	300,462
Power	191,733	181,851	176,737
Total U.S. Government sales	$739,912	$674,808	$655,026

Patents

We own and license a number of United States and foreign patents and patent applications, which have been obtained or filed over a period of years. We also license intellectual property to and from third parties. Specifically, the U.S. Government receives licenses to our patents that are developed in performance of government contracts, and it may use or authorize others to use the technology covered by such patents for government purposes. Additionally, trade secrets, unpatented research and development, and engineering, some of which have been acquired by the company through business acquisitions, make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business, we do not consider the success of our business or business segments to be materially dependent upon the timing of expiration or protection of any one or group of patents, patent applications, or patent license agreements under which we now operate.

Research and Development

Company-sponsored research and development costs are expensed when incurred. Total research and development expenses amounted to $60 million, $59 million, and $61 million in 2017, 2016, and 2015, respectively.

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
David C. Adams	Chairman and Chief Executive Officer	Chairman and Chief Executive Officer of the Corporation since January 2015. Prior to this, he served as President and Chief Executive Officer of the Corporation from August 2013. He also served as President and Chief Operating Officer of the Corporation from October 2012 and as Co-Chief Operating Officer of the Corporation from November 2008. He has been a Director of the Corporation since August 2013.	63	2005
Thomas P. Quinly	Vice President and Chief Operating Officer	Vice President of the Corporation since November 2010 and Chief Operating Officer of the Corporation since October 2013. He also served as President of Curtiss-Wright Controls, Inc. from November 2008.	59	2010
Glenn E. Tynan	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of the Corporation since June 2002.	59	2000
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President-Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	50	2011
K. Christopher Farkas	Vice President of Finance and Corporate Controller	Vice President of Finance since December 2017. Prior to this, he served as Vice President and Corporate Controller of the Corporation from September 2014 and also served as Assistant Corporate Controller from May 2009.	49	2014
Harry S. Jakubowitz	Vice President and Treasurer	Vice President of the Corporation since May 2007 and Treasurer of the Corporation since September 2005.	65	2007

Employees

At the end of 2017, we had approximately 8,600 employees, 8% of which are represented by labor unions and covered by collective bargaining agreements.

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

Item 1A. Risk Factors.

We have summarized the known, material risks to our business below. Our business, financial condition, and results of operations and cash flows could be materially and adversely impacted if any of these risks materialize. Additional risk factors not currently known to us or that we believe are immaterial may also impair our business, financial condition, and results of operations and cash flows. The risk factors below should be considered together with information included elsewhere in this Annual Report on Form 10-K as well as other required filings by us to the Securities Exchange Commission, such as our Form 10-Q’s, Form 8-K’s, proxy statements for our annual shareholder meetings, and subsequent amendments, if any.

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

A substantial portion of our revenues and earnings depends upon the continued willingness of the U.S. Government and other customers in the defense industry to buy our products and services.

In 2017, approximately 33% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. In August 2011, Congress enacted the Budget Control Act of 2011, which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2017. However, future budgets beyond 2017 are uncertain with respect to overall levels of defense spending. In addition, competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. As a result of this uncertainty, a decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. In the event one or more of our programs are reduced, delayed, or terminated for which we provide products and services and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations and cash flows.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on work actually completed on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

A termination arising out of our default could have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

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

Furthermore, we are subject to other risks in connection with government contracts, including without limitation:

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

Our operations are subject to numerous domestic and international laws, regulations, and restrictions. Noncompliance with these laws, regulations, and restrictions could expose us to fines, penalties, suspension, or debarment, which could have a material adverse effect on our profitability and overall financial condition.

We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the anti-boycott provisions of the U.S. Export Administration Act. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot guarantee that our operations will always comply with these laws and regulations. From time to time, we may file voluntary disclosure reports with the U.S. Department of State, the Department of Energy, and the Department of Commerce regarding certain violations of U.S. export control laws and regulations discovered by us in the course of our business activities, employee training, or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has had a material adverse impact on our financial condition or ability to export. Our failure, or failure by our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

Our business, financial condition, and results of operations could be materially adversely affected if the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, or if tariffs or other restrictions on the foreign-sourced goods that we sell were to increase.
A significant portion of our business activities are conducted in foreign countries, including Mexico and Canada. Our business benefits from free trade agreements such as the North American Free Trade Agreement (NAFTA) and we also rely on various U.S. corporate tax provisions related to international commerce as we build, market, and sell our products globally. U.S. international trade policy is uncertain under the Trump administration, including, for example, the government’s decision to renegotiate the NAFTA. This could cause an increase in customs duties which in turn could adversely affect intercompany transactions among our operating subsidiaries in Canada, Mexico, and the U.S., and increase transaction costs with third party suppliers and customers. In addition, President Trump has made comments suggesting that he supports significantly increasing tariffs on goods imported into the United States from certain countries such as Mexico. At this time, it remains unclear what actions, if any, President Trump will take with respect to other international trade agreements, U.S. tax provisions related to international commerce, and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or change corporate tax policy related to international commerce, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price or at all. This in turn could have a material adverse effect on our business, financial condition, and results of operations.

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

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, financial markets in the United States, Europe, and Asia had experienced extreme disruption in previous years, which included, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments, and declining valuations of others. While these conditions had not previously impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. We are unable to predict the likely duration and severity of a disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

During 2017, approximately 31% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability, the uncertainty of the ability of non-U.S. customers to finance purchases, restrictive trade policies, changes in the local labor-relations climate, economic conditions in local markets, health concerns, and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the British Pound, Euro, and Canadian dollar. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

We operate in highly competitive markets.

Many of our products and services are sold in highly competitive markets and are affected by varying degrees of competition. We compete against companies that often have higher sales volumes and greater financial, technological, research and development, human, and marketing resources than we have. As a result, they may be better able to withstand the effects of periodic economic downturns. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are technology, product quality, product performance, price, technical expertise, timeliness of delivery, superior customer service and support, and continued certification under customer quality requirements and assurance programs. If we are unable to compete successfully with existing or new competitors in these areas, we may experience a material adverse effect on our business, financial condition, and results of operations.

Potential product liability risks exist from the products that we sell.

We may be exposed to liabilities for personal injury, death, or property damage due to the failure of a product that we have sold. We typically agree to indemnify our customers against certain liabilities resulting from the products we sell, and any third-party indemnification we seek from our suppliers and our liability insurance may not fully cover our indemnification obligations to customers. We may also not be able to maintain insurance coverage in the future at an acceptable cost. Any liability for which third-party indemnification is not available that is not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

In addition, an accident caused by one of our products could damage our reputation for selling quality products. We believe that our customers consider safety and reliability as key criteria in selecting our products and believe that our reputation for quality assurance is a significant competitive strength. If an accident were to be caused by one of our products, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.
A downturn in the aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers are cyclical in nature and can be adversely affected by a number of factors, including current and future traffic levels, increasing fuel and labor costs, intense price competition, the retirement of older aircraft, regulatory changes, outbreak of infectious disease, terrorist attacks, general economic conditions, worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside our control. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

If we fail to satisfy our contractual obligations, our contracts may be terminated and we may incur significant costs or liabilities, including liquidated damages and penalties.

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. For example, the terms of the Electro-Mechanical Division's AP1000 China and AP1000 U.S. contracts with Westinghouse Electric Company (WEC) include liquidated damage penalty provisions for failure to meet contractual delivery dates if we caused the delay and the delay was not excusable. On October 10, 2013, we received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  To date, we have not met certain contractual delivery dates under the AP 1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays, and we believe we have adequate legal defenses. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could have a material adverse effect on our financial position, results of operations, or cash flows. As of December 31, 2017, the range of possible loss for liquidated damages on the WEC U.S. and China contracts is $0 to $55.5 million.

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

Our success is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management and technical personnel. We face competition for management and qualified technical personnel from other companies and organizations. Therefore, we may not be able to retain our existing management and technical personnel or fill new management or technical positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives. We have made a concerted effort to reduce the effect of the loss of our senior management personnel through management succession planning. The loss of members of our senior management and qualified technical personnel could have a material adverse effect on our business.

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

Backlog represents products or services that our customers have contractually committed to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2017 was $2.0 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

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

As of December 31, 2017, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $1,426 million, which represented approximately 44% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2017, we had $814 million of debt outstanding. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt, reducing funds available for acquisitions and other investments in our business, making us vulnerable to economic downturns and increases in interest rates, limiting us from obtaining additional debt, and impacting our ability to pay dividends.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 8% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, we may experience an adverse impact on our operating results if we are subject to labor actions.

Our earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing.

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. We depend on these subcontractors and vendors to meet their contractual obligations in full compliance with customer requirements. Nonperformance or underperformance by subcontractors and vendors could materially impact our ability to perform obligations to our customers, which could result in a customer terminating our contract for default, expose us to liability, and substantially impair our ability to compete for future contracts and orders. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted. In addition, our supply networks can sometimes experience price fluctuations. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers are unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher raw materials costs through price increases on a timely basis.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA) and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include documentation with our products sold to aircraft manufacturing customers certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, the Corporation as well as the products we manufacture must also be certified by our individual original equipment manufacturers (OEM) customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the such product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

Virtually all of the products produced and sold by us are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to: identify emerging technological trends in our current and target markets, develop and manufacture competitive products, systems, and services, enhance our offerings by adding technological innovations that differentiate our products, systems, and services from those of our competitors, and develop, manufacture, and bring those products, systems, and service to market quickly at cost-effective prices.

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

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. U.S. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial markets and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement benefit expense for the following year are the discount rate, the expected long-term rate of return on plan assets, expected future medical cost inflation, and expected compensation increases. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement benefit plans accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Estimates and Policies—Pension and Other Postretirement Benefits” in Part II, Item 7 of this Form 10-K. Although U.S. GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash we would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law, Employee Retirement Income Security Act, and discretionary contributions to improve the plans’ funded status. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses.
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

As part of our capital allocation strategy, we aim to grow our business by selectively pursuing acquisitions to supplement our organic growth.  We are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance.  Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	Encountering difficulties identifying and executing acquisitions;

•	Increased competition for targets, which may increase acquisition costs;

•	Consolidation in our industry, reducing the number of acquisition targets;

•	Competition laws and regulations preventing us from making certain acquisitions; and

•	Acquisition financing not being available on acceptable terms or at all.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition.  For example, with any past or future acquisition, there is the possibility that:

•	The business culture of the acquired business may not match well with our culture;

•	Technological and product synergies, economies of scale, or cost reductions may not occur as expected;

•	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;

•	We may acquire or assume unexpected liabilities;

•	We may experience unforeseen difficulties in integrating operations and systems;

•	We may fail to retain or assimilate employees of the acquired business;

•	We may experience problems in retaining customers or integrating customer bases; and

•	We may encounter difficulties in entering new markets in which we may have little or no experience.
Failure to successfully implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition, and results of operations.

Future terror attacks, war, natural disasters, or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war, natural disasters such as hurricanes, floods, tornadoes, pandemic diseases, or other events such as strikes by the workforce of a significant customer or supplier. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our products could adversely affect our operating results and financial condition.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located at a leased facility in Charlotte, North Carolina. As of December 31, 2017, we had 174 facilities worldwide, including four corporate and shared-services facilities. Approximately 87% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 13% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	15	1	3	19
Europe	14	1	—	15
Total	29	2	3	34

Leased Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	54	12	22	88
Europe	28	4	—	32
Asia	16	—	—	16
Total	98	16	22	136
The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for the uses presently being made of them. Management believes the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.
Item 3. Legal Proceedings.

In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. We do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL), which was filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  We maintain various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. In October 2017, all parties agreed in principle to participate in a formal mediation in late 2018 with the intention of settling this claim. In an effort to induce the parties to participate in the formal mediation, CNRL agreed to reduce its claim to approximately $400 million, which reflects the monetary amount of property damage incurred as result of the fire and explosion. We are currently unable to estimate an amount, or range of potential losses, if any, from this matter. We believe that we have adequate legal defenses and intend to defend this matter vigorously. Our financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

We have been named in pending lawsuits that allege injury from exposure to asbestos. To date, we have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past operations and the relatively non-friable condition of asbestos in our products make it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We maintain insurance coverage for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P. for approximately $4.6 billion, with the acquisition expected to close in the third quarter of 2018. The acquisition is not expected to have a material impact on our financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

We have approximately $4.9 million in pre-petition billings outstanding with WEC as of December 31, 2017. On January 29, 2018, we received notice that WEC filed its Plan of Reorganization. Under the Plan, we are expected to recover substantially all of our general unsecured claims, including pre-petition billings. The Plan of Reorganization is subject to approval, with voting tentatively scheduled for March 15, 2018. As it relates to our post-petition work, we will continue to honor our executory contracts and expect to collect all amounts due.  We will continue to monitor and evaluate the status of the WEC bankruptcy and Plan of Reorganization for potential impacts on our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW.

Stock Price Range	2017		2016
	High	Low	High	Low
Common Stock
First Quarter	$100.74	$89.00	$75.93	$62.57
Second Quarter	95.21	82.77	87.76	73.95
Third Quarter	106.63	91.18	91.65	81.52
Fourth Quarter	125.00	104.12	107.61	83.48

As of January 1, 2018, we had approximately 3,532 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2017 and 2016, the Company paid quarterly dividends as follows:

	2017	2016
Common Stock
First Quarter	$0.13	$0.13
Second Quarter	0.13	0.13
Third Quarter	0.15	0.13
Fourth Quarter	0.15	0.13

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2017, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	670,503	(a)	$54.17	2,095,542	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)
Consists of 628,780 shares issuable upon exercise of outstanding options and vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, 41,723 shares issuable under the Employee Stock Purchase Plans.

(b)	Consists of 1,797,887 shares available for future option grants under the 2014 Omnibus Incentive Plan, 297,655 shares remaining available for issuance under the Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2017.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	39,723	$110.73	453,486	$158,179,901
November 1 – November 30	35,198	119.29	488,684	153,981,300
December 1 – December 31	37,410	122.69	526,094	149,391,468
For the quarter ended December 31	112,331	$117.39	526,094	$149,391,468
On December 7, 2016, the Corporation announced the authorization of an additional $100 million to the share repurchase program. The Company initiated the program in January 2017 and repurchased over $50 million of shares in 2017. On November 30, 2017, the Corporation authorized $50 million of share repurchases in 2018. The Company has approximately $149 million remaining under the current share repurchase authorization as of December 31, 2017, $50 million of which will be allocated to the 10b5-1 program mentioned above. The remaining portion will be available to repurchase additional shares opportunistically through a supplemental program in 2018. Under the current program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.
PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index, the S&P MidCap 400 Index, and our self-constructed proxy peer group. The proxy peer group companies are as follows:

AAR Corp	Moog Inc.
Crane Co.	Orbital ATK, Inc.
Cubic Corp	Rockwell Collins Inc.
EnPro Industries Inc.	Spirit Aerosystems Holdings Inc.
Esterline Technologies Corp	Teledyne Technologies Inc.
Hexcel Corp	TransDigm Group Inc.
IDEX Corporation	Triumph Group Inc.
ITT Corp	Woodward Inc.
Kaman Corp
The graph assumes an investment of $100 on December 31, 2012 and the reinvestment of all dividends paid during the following five fiscal years.

Company / Index	2012	2013	2014	2015	2016	2017
Curtiss-Wright Corp	100	191.35	218.76	213.87	308.93	384.81
S&P MidCap 400 Index	100	133.50	146.54	143.35	173.08	201.20
Russell 2000	100	138.82	145.62	139.19	168.85	193.58
Peer group	100	144.83	159.86	165.10	189.78	253.28

Item 6. Selected Financial Data.

The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2017	2016	2015	2014	2013

Net sales	$2,271,026	$2,108,931	$2,205,683	$2,243,126	$2,118,081
Earnings from continuing operations	214,891	189,382	192,248	169,949	139,404
Total assets	3,236,321	3,037,781	2,989,611	3,382,448	3,458,274
Total debt, net	814,139	966,298	953,205	954,348	959,938
Earnings per share from continuing operations:
Basic	$4.86	$4.27	$4.12	$3.54	$2.97
Diluted	$4.80	$4.20	$4.04	$3.46	$2.91
Cash dividends per share	$0.56	$0.52	$0.52	$0.52	$0.39

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

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a global, diversified, industrial provider of highly engineered, technologically advanced, products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, including the commercial aerospace, defense, general industrial, and power generation markets. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, with a focus on establishing and expanding strong technological breadth, market positions, and financial performance.

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

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Curtiss-Wright Corporation is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, general industrial, and power generation markets. Many of Curtiss-Wright’s industrial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China.

The U.S. economy, as measured by real gross domestic product (GDP), has slowly improved since 2009, aided by decreased levels of unemployment, improvements in the housing market and a low interest rate environment. In 2017, U.S. GDP showed modest growth of 2.3%, according to the most recent estimate, led by an acceleration in growth beginning in the second quarter of 2017, while U.S. GDP grew 1.5% in 2016 and 2.6% in 2015. Looking ahead to 2018, economists have mixed views on the broader U.S. economy, with current estimates for U.S. real GDP growth indicating a rate of growth between 2% and 3%, despite the new administration’s goal to raise the pace of expansion to 4% per year through increased fiscal stimulus.

Meanwhile, the global environment continues to experience a rebound in activity that began in the second half of 2016 and gained further momentum in 2017. As a result, 2018 GDP growth in world economies is expected to grow by approximately 3.9%, up from 3.7% in 2017, according to the International Monetary Fund. This outlook is expected to be driven by broad based improvement in U.S. and European economies, as well as an improved outlook for emerging market and developing economies. Looking ahead to the next few years, we remain cautiously optimistic that our economically-sensitive commercial and industrial markets will improve based on normalized global conditions.

Defense

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on many high performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations is attributed to the United States market, and characterized by long-term programs and contracts driven primarily by the Department of Defense (DoD) budgets and funding levels. Approximately 38% of our 2018 revenues are expected to be generated from defense-related markets.

The U.S. Defense budget serves as a leading indicator of our growth in the defense market. Following across-the-board sequestration mandated by the Budget Control Act of 2011 (Budget Control Act), defense spending and related supplemental budgets declined through 2015. However, growth has stabilized in recent years. The FY2018 Defense budget request, which began in October 2017, was $574.5 billion (base) or $639.1 billion (including base plus overseas contingency operations), showing growth of 8% compared to the prior year period. Congress initially passed a Continuing Resolution in December 2017, and after a brief government shutdown in early January 2018, it initiated a second Continuing Resolution to avert a Government shutdown. As a result, the DoD began the year by essentially maintaining funding at the previous year’s levels. However, on February 9, 2018, the President signed a bill which is expected to provide relief on the spending caps associated with the Budget Control Act. This newly enacted legislation is expected to increase domestic defense spending by $165 billion over two years. As a result, the proposed FY2019 Defense budget, which begins in October 2018, is expected to provide the DoD with additional stability and flexibility to enter into multi-year contracts without the impact of sequestration.

We derive revenue from the naval defense, aerospace defense, and ground defense markets. In the naval defense market, we expect continued solid funding for the U.S. shipbuilding program, particularly as it relates to production on the Ford class aircraft carrier, as well as the Columbia class and Virginia class submarine programs. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance, electronic warfare, unmanned systems, and communications programs. As a leading supplier of COTS and COTS+ solutions, we continue to demonstrate that electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight, and Power considerations. We are also a leading designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems. In the ground defense market, the modernization of the existing U.S. ground vehicle fleet is expected to recover slowly, while international demand should remain solid, particularly for our turret drive stabilization systems (TDSS).

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

Steady growth in airline travel, along with the demand for and delivery of new aircraft to replace an aging fleet, continue to be key drivers in the commercial aerospace market. Fiscal 2011 marked the beginning of a multi-year production up-cycle for the commercial aerospace market. This up-cycle is expected to continue through the end of the decade based on planned increases in production by Boeing and Airbus on both legacy and new aircraft, and is further supported by their strong backlogs. Additionally, the steady decline in oil prices during the past few years has been a key contributor to increased passenger growth, as declining fuel prices have led to cheaper airfares for consumers. According to the International Air Transport Association, air travel continues to be strong and is likely to display growth of approximately 6.0% in 2018, which is growing faster than the 20-year trend. Industry data supports a continued, steady increase in commercial aircraft deliveries to meet this growing demand.

While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates, the timing of our order placement, and continued partnering with aerospace original equipment manufacturers.

Power Generation

We derive revenue from the commercial nuclear power generation market, where we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. We provide equipment and services to both the aftermarket and new build markets and have content on every reactor operating in the U.S. today.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all the electric power produced in the United States, with 99 reactors operating across 59 nuclear power plants in 30 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, requirements for planned outages, 20-year plant life extensions (as they reach the end of their original 40-year operating lives), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances. Longer term, the NRC is considering the extension of operating licenses beyond 60 years, potentially out to 80 years.

The industry’s most significant challenge is electricity market competitiveness, primarily driven by sustained low natural gas prices. As a result, the industry has been tasked with reassessing operating practices, improving efficiency, and reducing costs to help keep nuclear power competitive in a changing electricity market, which are collectively referred to as Delivering the Nuclear Promise. Additionally, U.S. reactor operators were faced with increased security and post-Fukushima regulatory requirements over the past few years. All of these factors contributed to plant operators diverting and deferring their typical plant capital expenditure budgets significantly away from planned maintenance. However, in late 2017, as those necessary requirements abated and plant operators resumed a more normalized maintenance schedule, the industry began to turn the corner. As a result, we expect increased opportunities for our vast portfolio of advanced nuclear technologies beginning in 2018.

Longer term, there are several factors that are expected to drive global commercial nuclear power demand. The Energy Information Administration forecasts that worldwide total energy consumption is expected to increase at an average annual rate of 1.0% through 2050. Continued growth in global demand for electricity, especially in developing countries with limited supply such as China and India, will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

We also play an important role in the new build market for the Westinghouse AP1000 reactor design, for which we are a supplier of RCPs and also expect to supply a variety of ancillary plant products and services. Domestically, two new build reactors remain under construction in Georgia utilizing the AP1000 design. On a global basis, nuclear plant construction is active. Currently, there are approximately 57 new reactors under construction across 15 countries, with approximately 158 planned and 351 proposed over the next several decades. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants, including 2 AP1000 plants (4 reactors) currently in the final stages of construction, that are expected to be the first Generation III design in operation, with several more new plant builds on the horizon. We continue to expect to play a role in China’s growing nuclear power program and in the fourth quarter of 2015 were awarded a $468 million contract for 16 RCPs and the sale of certain non-recurring rights (China Direct order).

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

One of the key drivers within our general industrial market is our sensors and controls systems products, most notably for electronic throttle controls, shift controls, joysticks, power management systems, traction control systems, serving on-and-off highway, medical mobility and specialty vehicles markets. Increased industry demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete human machine interface components towards a more integrated vehicle interface architecture. Meanwhile, our surface treatment services, including shot and laser peening, engineered coatings, and analytical testing services, which are used to increase the safety, reliability, and longevity of components, are primarily driven by demand from general industrial customers.

Looking ahead, based on expectations for steadily improving global economic conditions, these businesses are likely to experience continued modest growth based on higher sales volumes and new international emissions regulations affecting several industries in which we participate.

We also service the oil and gas, chemical, and petrochemical industries through numerous industrial valve products, where nearly all of our industrial valve sales are to the downstream markets. We maintain a global maintenance, repair, and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at or near full capacity. We also produce severe service, operation-critical valves for the power and process industries. Earlier in the decade through mid-2014, the industry had experienced solid performance driven by new exploration and expansion of sub-segments, including offshore drilling and shale gas, which boosted end-user demand. As a result of these market initiatives and reduced global economic growth, the industry experienced an excess of oil supply globally, driving a steady decline in crude oil prices throughout 2014 and 2015, as well as reducing capital expenditures. Though oil prices rebounded in late 2016 and throughout 2017 to drive some fresh optimism, they remain well below the recent 2014 peak. Despite the challenges in the oil and gas market, we have seen an industrial renaissance in the U.S. chemical industry due to plentiful, affordable natural gas, which has led to further adoption of severe service valve technology. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operation-critical valves serving the process industry.

RESULTS OF OPERATIONS

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Sales:
Commercial/Industrial	$1,162,689	$1,118,768	$1,184,791	4%	(6%)
Defense	555,479	466,654	477,413	19%	(2%)
Power	552,858	523,509	543,479	6%	(4%)
Total sales	$2,271,026	$2,108,931	$2,205,683	8%	(4%)

Operating income:
Commercial/Industrial	$168,328	$156,550	$171,525	8%	(9%)
Defense	109,355	98,291	98,895	11%	(1%)
Power	85,260	76,472	74,987	11%	2%
Corporate and eliminations	(23,200)	(23,215)	(34,790)	—%	33%
Total operating income	$339,743	$308,098	$310,617	10%	(1%)

Interest expense	41,471	41,248	36,038	1%	14%
Other income, net	1,347	1,111	615	NM	NM

Earnings before income taxes	299,619	267,961	275,194	12%	(3%)
Provision for income taxes	(84,728)	(78,579)	(82,946)	8%	(5%)
Earnings from continuing operations	$214,891	$189,382	$192,248	13%	(1%)

New orders	$2,290,155	$2,149,191	$2,585,038
Backlog	$2,011,092	$1,950,750	$1,928,727

NM - not meaningful

Components of sales and operating income growth (decrease):

	2017 vs. 2016		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	5%	7%	(4%)	(4%)
Acquisitions/divestitures	3%	3%	—%	—%
Foreign currency	—%	—%	—%	3%
Total	8%	10%	(4%)	(1%)

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales for the year increased $162 million, or 8%, to $2,271 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense, and Power segments increased $44 million, $89 million, and $29 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income for the year increased $32 million, or 10%, to $340 million, and operating margin increased 40 basis points compared with 2016. Increases in operating income and operating margin were primarily attributable to higher production levels on the AP1000 China Direct program in our Power segment, higher volume on industrial vehicle products in the Commercial/Industrial segment, and the benefits of our ongoing margin improvement initiatives. These increases in operating income and operating margin were partially offset by first year purchase accounting costs from our TTC acquisition and an unfavorable shift in mix within our defense electronic products in the Defense segment.

Non-segment operating expense of $23 million and interest expense of $41 million were essentially flat compared to the respective prior year period.

The effective tax rates from continuing operations for 2017 and 2016 were 28.3% and 29.3%, respectively. The decrease in the effective tax rate in 2017, as compared to 2016, was primarily due to the adoption of ASU 2016-09 Improvements to Employee Share-Based Payment Accounting and higher research and development credits. This decrease was partially offset by the impact of the 2017 Tax Cuts and Jobs Act (the Tax Act), which increased the current year provision for income taxes by approximately $10 million. Refer to Note 11 to the Consolidated Financial Statements for more information.

New orders increased $141 million to $2,290 million as of December 31, 2017, primarily due to the TTC acquisition in the Defense segment, which contributed $70 million of new orders, and higher demand of $56 million for our industrial vehicle products in the Commercial/Industrial segment. New orders in the Defense segment also benefited from higher demand for our defense electronics products and naval defense products of $18 million and $13 million, respectively. Growth in both our actuation and sensors and controls products to the aerospace defense and naval defense markets increased new orders $30 million in the Commercial/Industrial segment. These increases were partially offset by a decrease in new orders of $44 million in the Power segment and a decrease in naval new orders of $37 million in the Commercial/Industrial segment due to the timing of funding. Changes in new orders by segment are discussed in further detail in the results by business segment section below.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2017, were a $3 million loss compared with a $1 million loss for the prior year period. The changes were primarily due to a higher discount rate loss in 2017 versus the loss for the same assumption in the prior period. The discount rate loss was partially offset by higher asset returns in the current period versus the prior period, and higher loss amortization in 2017 compared to the prior period.

Foreign currency translation adjustments during the year ended December 31, 2017 resulted in a $78 million gain, compared to a foreign currency translation loss of $65 million in the comparable prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound, Canadian dollar, and Euro with the prior period comprehensive loss primarily impacted by a decrease in the British Pound.

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

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2017	2016	2015	2017 vs 2016		2016 vs 2015

Sales	$1,162,689	$1,118,768	$1,184,791	4%		(6%)
Operating income	168,328	156,550	171,525	8%		(9%)
Operating margin	14.5%	14.0%	14.5%	50	bps	(50	bps)
New orders	$1,234,698	$1,173,563	$1,138,581	5%		3%
Backlog	$585,556	$504,482	$456,481	16%		11%

Components of sales and operating income growth (decrease):

	2017 vs 2016		2016 vs 2015
	Sales	Operating Income	Sales	Operating Income
Organic	4%	7%	(5%)	(11%)
Acquisitions/divestitures	—%	—%	—%	—%
Foreign currency	—%	1%	(1%)	2%
Total	4%	8%	(6%)	(9%)

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales increased $44 million, or 4%, to $1,163 million, from the comparable prior year period. In the general industrial market, we experienced higher sales of $47 million, primarily due to increased demand for our industrial vehicle products. The commercial aerospace market benefited from higher sales of surface treatment services and actuation system products. These increases were partially offset by lower sales of $16 million in the naval defense market, primarily due to the timing of production on the Virginia-class submarine program.

Operating income increased $12 million, or 8%, to $168 million, and operating margin increased 50 basis points to 14.5%. The increases in operating income and operating margin were primarily driven by ongoing margin improvement initiatives and higher sales volumes of our industrial vehicle products and surface treatment services.

New orders increased $61 million as compared to the prior year, primarily due to growth in our industrial vehicle products of $56 million and higher demand of $30 million for both our actuation and sensors and controls products to the aerospace defense and naval defense markets. This increase was partially offset by a decline in naval valve new orders of $37 million due to the timing of funding.

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

The following tables summarize sales, operating income and margin, and new orders, within the Defense segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Sales	$555,479	$466,654	$477,413	19%		(2%)
Operating income	109,355	98,291	98,895	11%		(1%)
Operating margin	19.7%	21.1%	20.7%	(140	) bps	40	bps
New orders	$569,360	$445,230	$502,948	28%		(11%)
Backlog	$547,273	$499,993	$533,004	9%		(6%)

Components of sales and operating income growth (decrease):

	2017 vs. 2016		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	5%	4%	(1%)	(6%)
Acquisitions/divestitures	14%	8%	—%	—%
Foreign currency	—%	(1%)	(1%)	5%
Total	19%	11%	(2%)	(1%)

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales increased $89 million, or 19%, to $555 million, from the comparable prior year period, primarily due to the incremental impact of our TTC acquisition, which contributed $65 million in sales. Excluding the impact of TTC, sales to the aerospace defense, ground defense, and naval defense markets increased $7 million, $6 million, and $9 million, respectively, while sales to the commercial aerospace market were essentially flat. The increase in sales to the aerospace defense market was primarily due to increased unmanned aerial vehicle (UAV) production and higher foreign military sales, partially offset by declines in helicopter production. The ground defense market benefited primarily from higher TDSS demand on international ground defense platforms. Sales to the naval defense market increased primarily due to higher submarine production.

Operating income increased $11 million, or 11%, to $109 million, compared with the same period in 2016, while operating margin decreased 140 basis points to 19.7%. The increase in operating income was driven primarily by the incremental impact of our TTC acquisition, which contributed operating income of $7 million. Operating income also benefited from improved profitability in our avionics business, higher sales volumes in our defense electronics business, and ongoing margin improvement initiatives. Both operating income and operating margin were negatively impacted by first year purchase accounting costs from our TTC acquisition and an unfavorable shift in mix within our defense electronic products.

New orders increased $124 million, as compared to the prior year, primarily due to the acquisition of TTC, which contributed $70 million in new orders. New orders also benefited from higher demand for our defense electronics products and naval defense products of $18 million and $13 million, respectively.

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

Power

Sales in the Power segment are primarily to the power generation and naval defense markets.

The following tables summarize sales, operating income and margin, and new orders, within the Power segment.

	Year Ended December 31,			Percent Changes
(In thousands, except percentages)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Sales	$552,858	$523,509	$543,479	6%		(4%)
Operating income	85,260	76,472	74,987	11%		2%
Operating margin	15.4%	14.6%	13.8%	80	bps	80	bps
New orders	$486,097	$530,398	$943,509	(8%)		(44%)
Backlog	$878,263	$946,275	$939,242	(7%)		1%

Components of sales and operating income growth (decrease):

	2017 vs. 2016		2016 vs. 2015
	Sales	Operating Income	Sales	Operating Income
Organic	6%	11%	(4%)	2%
Acquisitions/divestitures	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	6%	11%	(4%)	2%

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales increased $29 million, or 6%, to $553 million, from the comparable prior year period, primarily due to higher production revenues of $52 million on the AP1000 China Direct program. This increase was partially offset by lower aftermarket sales of $20 million supporting domestic nuclear operating reactors and lower total production revenues of $13 million on the AP1000 U.S. and China programs. Within the naval defense market, sales increased $12 million primarily due to higher production levels on CVN-80 pumps and increased development on the Columbia class submarine program.

Operating income increased $9 million, or 11%, to $85 million and operating margin increased 80 basis points to 15.4%.  The increases in operating income and operating margin were primarily driven by higher production levels on the AP1000 China Direct program and the benefits of our ongoing margin improvement initiatives.

New orders decreased $44 million, as compared to the prior year, as new orders to the commercial and defense markets decreased $34 million and $10 million, respectively. These decreases were primarily due to the timing of commercial orders received as well as the timing of customer funding.

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

Net Sales by End Market

	Year Ended December 31,			Percent changes
(In thousands, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Defense markets:
Aerospace	$355,483	$296,314	$304,521	20%	(3%)
Ground	94,216	84,288	85,722	12%	(2%)
Naval	405,836	401,281	388,686	1%	3%
Other	21,321	11,721	8,340	82%	41%
Total Defense	$876,856	$793,604	$787,269	10%	1%

Commercial markets:
Aerospace	$412,369	$397,327	$398,529	4%	—%
Power Generation	423,981	408,509	436,396	4%	(6%)
General Industrial	557,820	509,491	583,489	9%	(13%)
Total Commercial	$1,394,170	$1,315,327	$1,418,414	6%	(7%)

Total Curtiss-Wright	$2,271,026	$2,108,931	$2,205,683	8%	(4%)

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Year ended December 31, 2017 compared to year ended December 31, 2016

Defense sales increased $83 million, or 10%, to $877 million, as compared to the prior year period, primarily due to higher sales in the aerospace defense, ground defense, and other defense markets. The sales increase in the aerospace defense market was primarily due to the incremental impact of our TTC acquisition, which contributed $47 million of sales. The aerospace defense market also benefited from increased demand of $7 million for UAVs and higher production of $8 million on the F-16 program, partially offset by declines in helicopter sales of $5 million. Sales in the ground defense market increased primarily due to higher demand of $8 million for our TDSS products on international ground defense platforms. Other defense sales increased primarily due to the incremental impact from our TTC acquisition, which contributed $7 million of sales.

Commercial sales increased $79 million, or 6%, to $1,394 million, as compared to the prior year period, due to higher sales across all markets. In the commercial aerospace market, our TTC acquisition contributed $8 million of incremental sales. Sales also benefited from increased demand for both our actuation and sensors and controls products. Within the power generation market, we generated higher production revenues of $52 million on the AP1000 China Direct program, partially offset by lower aftermarket sales of $24 million supporting domestic nuclear operating reactors and lower total production revenues of $13 million on the AP1000 U.S. and China programs. In the general industrial market, we experienced higher demand for our industrial vehicle products which resulted in a sales increase of $41 million.

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

Consolidated Statement of Cash Flows

	December 31,
(In thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$388,712	$423,197	$162,479
Investing activities	(272,328)	(42,934)	(15,576)
Financing activities	(213,898)	(96,141)	(289,218)
Effect of exchange rates	18,786	(18,971)	(19,104)
Net increase (decrease) in cash and cash equivalents	$(78,728)	$265,151	$(161,419)

Year ended December 31, 2017 compared to year ended December 31, 2016

Operating Activities

Cash provided by operating activities decreased $34 million to $389 million during the year ended December 31, 2017, as compared to the prior year period. The decrease in cash provided by operating activities was primarily due to prior year collections related to the AP1000 China Direct program of $102 million and a one-time $20 million benefit in the prior year as a result of the interest rate swap termination. This was partially offset by the timing of advanced collections of $48 million and higher cash earnings of $36 million during the current period.

Investing Activities

Capital Expenditures

Our capital expenditures were $53 million in 2017 as compared to $47 million in 2016. This increase was primarily due to increased capital investment in our Defense and Power segments. For 2018, we anticipate capital expenditures of approximately $50 to $60 million.

Divestitures

No material divestitures took place during 2017 or 2016.

Acquisitions

In 2017, we acquired two businesses for a total purchase price of $233 million. No acquisitions took place in 2016.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

There were no debt issuances on outstanding notes in 2017 or 2016. In 2017, we fully repaid the $150 million 2005 Senior Notes that had matured. No principal payments on outstanding notes took place in 2016.

Revolving Credit Agreement

As of December 31, 2017, the Corporation had no borrowings outstanding under the 2012 Senior Unsecured Revolving Credit Agreement (the Credit Agreement or credit facility) and $21 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2017 was $479 million, which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

During 2017, the Company repurchased approximately 526,000 shares of its common stock for $52 million. In 2016, the Company repurchased approximately 1,300,000 shares of its common stock for $105 million.

Dividends

During 2017 and 2016, the Company made dividend payments of approximately $25 million and $23 million, respectively.

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

Repurchase of Common Stock

During 2016, the Corporation repurchased approximately 1,300,000 shares of its common stock for $105 million. In 2015, the Corporation repurchased approximately 4,257,000 shares of its common stock for $294 million.

Dividends

During 2016 and 2015, the Corporation made dividend payments of approximately $23 million and $24 million, respectively.

Capital Resources

Cash in Foreign Jurisdictions

Cash and cash equivalents as of December 31, 2017 were $475 million, of which $293 million were held by foreign subsidiaries. Our British subsidiaries held a substantial portion of the Company’s cash and cash equivalents, totaling approximately $122 million as of December 31, 2017. Cash and cash equivalents as of December 31, 2016 were $554 million, of which $198 million were held by foreign subsidiaries. Our British subsidiaries held a substantial portion of the Company’s cash and cash equivalents, totaling approximately $98 million as of December 31, 2016. The decrease in cash held by U.S. subsidiaries during 2017 as compared to 2016 was primarily due to the acquisition of two businesses during the current period, partially offset by lower share repurchases. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $25 million of our foreign cash resides. Refer to Note 11 to the Consolidated Financial Statements for impacts on our foreign undistributed earnings due to the Tax Act.

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

Debt Compliance

As of December 31, 2017, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2017, we had the ability to incur total additional indebtedness of $1.4 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $50 million to $60 million and expected dividend payments of approximately $26 million in 2018. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2018. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In February 2018 and January 2015, we made discretionary pension contributions of $50 million and $145 million, respectively, to the Curtiss-Wright Pension Plan. For more information on our pension and other postretirement benefits plans, see Note 15 to the Consolidated Financial Statements.

In February 2018, we entered into an agreement to acquire the assets of the Dresser-Rand Government Business for $212.5 million in cash. Refer to Note 21 to the Consolidated Financial Statements for more information.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2017:

(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Debt Principal Repayments	$800,150	$150	$—	$—	$100,000	$—	$700,000
Interest Payments on Fixed Rate Debt	243,504	31,643	31,643	31,643	31,397	27,803	89,375
Operating Leases	180,095	28,284	24,378	21,733	17,577	14,253	73,870
Tax Act - Transition Tax Payments (1)	23,700	1,896	1,896	1,896	1,896	1,896	14,220
Build-to-suit Lease	17,049	1,277	1,309	1,342	1,375	1,409	10,337
Total	$1,264,498	$63,250	$59,226	$56,614	$152,245	$45,361	$887,802

(1) Refer to Note 11 to the Consolidated Financial Statements for more information.

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2017, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2018	2019	2020	2021	2022	Thereafter (1)
Letters of Credit	$21,342	$12,992	$4,116	$2,518	$1,047	$375	$294

(1) Amounts indicated as Thereafter are letters of credit that expire during the revolving credit agreement term but will automatically renew on the date of expiration. In addition, amounts exclude bank guarantees of approximately $14.6 million.

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

We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of each contract or arrangement entered into with our customers. Revenue is recognized on certain product sales, which represents approximately 57% of our 2017 total net sales, as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts, which represents approximately 18% of our 2017 total net sales, as services are rendered. The majority of our service revenues are generated within our Commercial/Industrial segment. The significant estimates we make in recognizing revenue relate primarily to long-term contracts, which are generally accounted for using the cost-to-cost method of percentage-of-completion accounting and are associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications.

Percentage-of-completion accounting

Revenue recognized using the percentage-of-completion accounting represented approximately 25% of our total net sales in 2017. The typical length of our contracts, which predominantly utilize the cost-to-cost method of percentage-of-completion accounting, is 2-5 years. The cost-to-cost method recognizes revenue and profit as the contracts progress towards completion. Under the cost-to-cost method, sales and profits are recorded based on the ratio of costs incurred to an estimate of costs at completion.

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

In 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with WEC to deliver RCPs for the AP1000 nuclear power plants in China. The increase in costs was due to a change in estimate related to production modifications that are the result of engineering and endurance testing. During the twelve months ended December 31, 2017, 2016, and 2015, there were no other individual significant changes in estimated contract costs.

Multiple-element arrangements

From time to time, we may enter into multiple-element arrangements in which a customer may purchase a combination of goods, services, or rights to intellectual property. We follow the multiple element accounting guidance within ASC 605-25 for such arrangements which require: (1) determining the separate units of accounting; (2) determining whether the separate units of accounting have stand-alone value; and (3) measuring and allocating the arrangement consideration. We allocate the arrangement consideration in accordance with the selling price hierarchy which requires: (1) the use of vendor-specific objective evidence (VSOE), if available; (2) if VSOE is not available, the use of third-party evidence (TPE); and, if TPE is not available, (3) our best-estimate of selling price (BESP). During 2017 and 2016, the Corporation did not enter into any significant multiple-element arrangements. In 2015, approximately 1% of the Company's net sales were the result of the sale of certain intellectual property licensing rights within a multiple-element arrangement with China for AP1000 reactor coolant pumps (China Direct order). The Company had no further performance obligations with regards to the sale of these perpetual rights. The remainder of the contract, related to the production of sixteen RCPs, is being recognized using percentage-of-completion accounting through 2021.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2017, and the annual periodic costs for 2018, was decreased from 4.10% to 3.63% for the Curtiss-Wright Pension Plan, and from 3.93% to 3.55% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost utilizing a select bond yield curve developed by our actuaries, by using the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to an increase in the benefit obligation of $44 million in the CW plans.

The rate of compensation increase for base pay in the pension plans was unchanged at a weighted average of 3.4% based upon a graded scale of 4.9% to 2.9% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also utilized the RP-2014 mortality tables published by the Society of Actuaries, and updated the projected mortality scale to MP-2017, which reflects a slower rate of future mortality improvements than the previous MP-2016 table utilized. This change contributed to a decrease in the benefit obligation of $4 million.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets remained at 8.00% as of December 31, 2017, which will be utilized for determining 2018 pension cost. Expected long-term rates of return of 8.00%, 8.25%, and 8.50% were used for determining 2017, 2016 and 2015 pension expense, respectively.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan decreased by $5 million in 2017, primarily driven by a decrease in market interest rates as of December 31, 2017. This was partially offset by favorable asset experience due to strong market performance in 2017.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2017 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$24,000	$2,500
Rate of compensation increase	0.25%	$2,000	$500
Expected return on assets	(0.25)%	—	$1,600

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

Goodwill

We have $1.1 billion in goodwill as of December 31, 2017. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

We test for goodwill impairment annually, at the reporting unit level, in the fourth quarter, which coincides with the preparation of our strategic operating plan. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We perform either a quantitative or qualitative assessment to assess if the fair value of the respective reporting unit exceeds its carrying value. The qualitative goodwill impairment assessment requires evaluating factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of our goodwill qualitative assessment process for each reporting unit, when utilized, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that are considered include the results of the most recent impairment test, current and long-range forecasts, and changes in the strategic outlook or organizational structure of the reporting units. The long-range financial forecasts of the reporting units are compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test, which included qualitative assessments, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

Other Intangible Assets

Other intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are recorded at their fair values as determined through purchase accounting, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from follow-on sales. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 1 to 20 years. Customer-related intangibles primarily consist of customer relationships, which reflect the value of the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship. We review the recoverability of all intangible assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. We would record any impairment in the reporting period in which it has been identified.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2017, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1 to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure, without consideration of our interest rate swap agreements, was 100% as of December 31, 2017 and December 31, 2016. In order to manage our interest rate exposure, from time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. As of December 31, 2017, a change in interest rates of 1% would not have a material impact on the consolidated interest expense. In 2016, we terminated our previous interest rate swap agreements and did not enter into any interest rate swap agreements. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 12 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the British Pound, Canadian dollar, and Euro. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would have been reduced or increased, respectively, by approximately $12 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2017	2016	2015

Net sales
Product sales	$1,854,216	$1,714,358	$1,796,802
Service sales	416,810	394,573	408,881
Total net sales	2,271,026	2,108,931	2,205,683

Cost of sales
Cost of product sales	1,184,358	1,100,287	1,156,596
Cost of service sales	268,073	258,161	265,832
Total cost of sales	1,452,431	1,358,448	1,422,428
Gross profit	818,595	750,483	783,255

Research and development expenses	60,308	58,592	60,837
Selling expenses	120,002	111,228	121,482
General and administrative expenses	298,542	272,565	290,319
Operating income	339,743	308,098	310,617
Interest expense	41,471	41,248	36,038
Other income, net	1,347	1,111	615
Earnings before income taxes	299,619	267,961	275,194
Provision for income taxes	(84,728)	(78,579)	(82,946)
Earnings from continuing operations	214,891	189,382	192,248
Loss from discontinued operations, net of taxes	—	(2,053)	(46,787)
Net earnings	$214,891	$187,329	$145,461

Basic earnings per share:
Earnings from continuing operations	$4.86	$4.27	$4.12
Loss from discontinued operations	—	(0.05)	(1.00)
Total	$4.86	$4.22	$3.12
Diluted earnings per share:
Earnings from continuing operations	$4.80	$4.20	$4.04
Loss from discontinued operations	—	(0.05)	(0.99)
Total	$4.80	$4.15	$3.05
Dividends per share	$0.56	$0.52	$0.52
Weighted average shares outstanding:
Basic	44,182	44,389	46,624
Diluted	44,761	45,045	47,616
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2017	2016	2015

Net earnings	$214,891	$187,329	$145,461
Other comprehensive income
Foreign currency translation, net of tax (1)	77,942	(64,840)	(87,527)
Pension and postretirement adjustments, net of tax (2)	(3,026)	(988)	(9,990)
Other comprehensive income (loss), net of tax	74,916	(65,828)	(97,517)
Comprehensive income	$289,807	$121,501	$47,944

(1)
The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2017, 2016, and 2015 were ($1.9) million, $1.7 million, and $2.7 million, respectively.

(2)	The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2017, 2016, and 2015 were $2.8 million, ($1.7) million, and $9.5 million, respectively.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$475,120	$553,848
Receivables, net	494,923	463,062
Inventories, net	378,866	366,974
Other current assets	52,951	30,927
Total current assets	1,401,860	1,414,811
Property, plant, and equipment, net	390,235	388,903
Goodwill	1,096,329	951,057
Other intangible assets, net	329,668	271,461
Other assets	18,229	11,549
Total assets	$3,236,321	$3,037,781
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$150	$150,668
Accounts payable	185,176	177,911
Accrued expenses	150,406	130,239
Income taxes payable	4,564	18,274
Deferred revenue	214,891	170,143
Other current liabilities	35,810	28,027
Total current liabilities	590,997	675,262
Long-term debt	813,989	815,630
Deferred tax liabilities, net	49,360	49,722
Accrued pension and other postretirement benefit costs	121,043	107,151
Long-term portion of environmental reserves	14,546	14,024
Other liabilities	118,586	84,801
Total liabilities	1,708,521	1,746,590
Contingencies and Commitments (Notes 12, 16 and 18)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value,100,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 49,187,378 shares issued as of December 31, 2017 and December 31, 2016; outstanding shares were 44,123,519 as of December 31, 2017 and 44,181,050 as of December 31, 2016	49,187	49,187
Additional paid in capital	120,609	129,483
Retained earnings	1,944,324	1,754,907
Accumulated other comprehensive loss	(216,840)	(291,756)
Common treasury stock, at cost (5,063,859 shares as of December 31, 2017 and 5,006,328 shares as of December 31, 2016)	(369,480)	(350,630)
Total stockholders' equity	1,527,800	1,291,191
Total liabilities and stockholders’ equity	$3,236,321	$3,037,781
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net earnings	$214,891	$187,329	$145,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,995	96,008	100,810
(Gain) loss on sale of businesses	(875)	(845)	16,991
(Gain) loss on fixed asset disposals	29	(2,069)	(945)
Deferred income taxes	(5,782)	1,224	63,535
Share-based compensation	11,572	9,478	9,473
Impairment of assets held for sale	—	—	40,813
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	(16,388)	91,692	(77,106)
Inventories, net	19,711	4,391	(4,039)
Progress payments	(774)	2,583	3,680
Accounts payable and accrued expenses	4,323	4,125	(447)
Deferred revenue	36,898	(11,084)	4,839
Income taxes	(5,479)	11,797	(7,436)
Net pension and postretirement liabilities	3,481	3,405	(139,610)
Termination of interest rate swap	—	20,405	—
Other liabilities	25,686	11,474	(5,410)
Other	1,424	(6,716)	11,870
Net cash provided by operating activities	388,712	423,197	162,479
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	6,769	3,674	2,277
Proceeds from divestitures	6,973	1,027	31,344
Additions to property, plant, and equipment	(52,705)	(46,776)	(35,512)
Acquisition of businesses, net of cash acquired	(232,630)	(295)	(13,228)
Additional consideration paid on prior year acquisitions	(735)	(564)	(457)
Net cash used for investing activities	(272,328)	(42,934)	(15,576)
Cash flows from financing activities:
Borrowings under revolving credit facilities	7,658	7,839	70,324
Payment of revolving credit facilities	(8,176)	(8,430)	(70,134)
Principal payments on debt	(150,000)	—	(8,400)
Repurchases of company stock	(52,127)	(105,249)	(294,130)
Proceeds from share-based compensation plans	14,179	22,300	28,706
Dividends paid	(24,740)	(23,067)	(24,122)
Other	(692)	(635)	(581)
Excess tax benefits from share-based compensation	—	11,101	9,119
Net cash used for financing activities	(213,898)	(96,141)	(289,218)
Effect of exchange-rate changes on cash	18,786	(18,971)	(19,104)
Net increase (decrease) in cash and cash equivalents	(78,728)	265,151	(161,419)
Cash and cash equivalents at beginning of year	553,848	288,697	450,116
Cash and cash equivalents at end of year	$475,120	$553,848	$288,697
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	976	2,512	2,108

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2015	$49,190	$158,043	$1,469,306	$(128,411)	$(69,695)
Net earnings	—	—	145,461	—	—
Other comprehensive loss, net of tax	—	—	—	(97,517)	—
Dividends paid	—	—	(24,122)	—	—
Restricted stock, net of tax	—	(10,303)	—	—	13,734
Stock options exercised, net of tax	—	(11,349)	—	—	45,743
Other	—	(647)	—	—	647
Share-based compensation	—	9,179	—	—	294
Repurchase of common stock	—	—	—	—	(294,130)
December 31, 2015	$49,190	$144,923	$1,590,645	$(225,928)	$(303,407)
Net earnings	—	—	187,329	—	—
Other comprehensive loss, net of tax	—	—	—	(65,828)	—
Dividends paid	—	—	(23,067)	—	—
Restricted stock, net of tax	—	(12,086)	—	—	17,275
Stock options exercised, net of tax	—	(11,271)	—	—	39,483
Other	(3)	(1,104)	—	—	811
Share-based compensation	—	9,021	—	—	457
Repurchase of common stock					(105,249)
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	214,891	—	—
Other comprehensive income, net of tax	—	—	—	74,916	—
Dividends paid	—	—	(24,740)	—	—
Restricted stock, net of tax	—	(12,104)	—	—	12,105
Stock options exercised, net of tax	—	(5,724)	—	—	19,902
Other	—	(2,237)	(734)	—	889
Share-based compensation	—	11,191	—	—	381
Repurchase of common stock	—	—	—	—	(52,127)
December 31, 2017	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, general industrial, and power generation markets.

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

The Corporation determines the appropriate method by which it recognizes revenue by analyzing the terms and conditions of each contract or arrangement entered into with its customers. Revenue is recognized on product sales as production units are shipped and title and risk of loss have transferred. Revenue is recognized on service type contracts as services are rendered. The significant estimates made in recognizing revenue are primarily for long-term contracts generally accounted for using the cost-to-cost method of percentage of completion accounting that are associated with the design, development and manufacture of highly engineered industrial products used in commercial and defense applications. Under the cost-to-cost percentage-of-completion method of accounting, profits are recorded pro rata, based upon current estimates of direct and indirect costs to complete such contracts. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation’s consolidated financial position, results of operations, or cash flows. In 2015, the Corporation recorded additional costs of $11.5 million related to its long-term contract with Westinghouse Electric Company (WEC) to deliver reactor coolant pumps (RCPs) for the AP1000 nuclear power plants in China. The increase in costs is due to a change in estimate related to production modifications that are the result of engineering and endurance testing. There were no other individual significant changes in estimated contract costs at completion during 2017, 2016, or 2015.

Losses on contracts are provided for in the period in which the losses become determinable and the excess of billings over cost and estimated earnings on long-term contracts is included in deferred revenue.

From time to time, the Corporation may enter into multiple-element arrangements in which a customer may purchase a combination of goods, services, or rights to intellectual property. The Corporation follows the multiple element accounting guidance within ASC 605-25 for such arrangements which require: (1) determining the separate units of accounting; (2) determining whether the separate units of accounting have stand-alone value; and (3) measuring and allocating the arrangement consideration. Arrangement consideration is allocated in accordance with the selling price hierarchy which requires: (1) the use of vendor-specific objective evidence (VSOE), if available (2) if VSOE is not available, the use of third-party evidence (TPE), and if TPE is not available (3) our best-estimate of selling price (BESP). Approximately 1% of the Company's 2015 net sales were the result of the sale of certain intellectual property licensing rights within a multiple-element arrangement with China for AP1000 reactor coolant pumps (China Direct order). The Company had no further performance obligations with regards to the sale of these perpetual rights. The remainder of the contract, related to the production of sixteen RCPs, is being recognized using percentage-of-completion accounting through 2021.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the asset are expensed in the period that they are incurred. Depreciation is computed using the straight-line method based over the estimated useful lives of the respective assets.

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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2017, 2016, and 2015. For impairment charges on assets held for sale, see Note 2 to the Consolidated Financial Statements.

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

Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is affected by foreign currency exchange rate fluctuations and by the acquisition of foreign entities. (Gains) and losses from foreign currency transactions are included in General and administrative expenses in the Consolidated Statements of Earnings, which amounted to $5.4 million, $(8.9) million, and ($8.3) million for the years ended December 31, 2017, 2016, and 2015, respectively.

Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All of the derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These (gains) and losses are classified as General and administrative expenses in the Consolidated Statements of Earnings and amounted to ($0.3) million, $11.5 million, and $11.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the consolidated financial statements
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment testing by removing step two. This guidance was early adopted effective January 1, 2017 and will be applied prospectively.

The adoption of this standard did not have a financial impact on the Consolidated Financial Statements.
Date of adoption: January 1, 2017
ASU 2016-09 Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes and forfeitures. Excess tax benefits previously reported as cash flows from financing activities in the Consolidated Financial Statements are now required to be reported as operating activities. The Company adopted this guidance effective January 1, 2017.

The Corporation recorded an income tax benefit of approximately $8 million within the provision for income taxes for the year ended December 31, 2017, related to the excess tax benefit on stock options and performance share units. Prior to adoption, this amount would have been recorded as an increase to additional paid-in capital.

The Corporation elected to account for forfeitures as they occur, which did not have a material impact on its Consolidated Financial Statements.

Date of adoption: January 1, 2017

Recent accounting pronouncements to be adopted

Standard	Description	Effect on the consolidated financial statements
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

The Corporation will apply the modified retrospective approach upon adoption as of January 1, 2018. The Corporation has completed its assessment and has identified certain contracts, primarily in the Defense and Power segments, which will be required to transition from a "point in time" model to an “over-time” model as they meet one or more of the mandatory criteria established under the new standard. The transition adjustment as of January 1, 2018 will primarily include the following: a) U.S. Government and commercial contracts where promised goods do not have alternative use and the Corporation has an enforceable right to payment for performance completed to date; b) repair and overhaul services performed on customer-owned goods; and c) Defense-related contracts where the Corporation uses customer-owned materials in production. The cumulative effect expected to be recognized upon adoption is a reduction to retained earnings of approximately $2 million, net of tax, with a corresponding increase in unbilled receivables of $18 million and decrease in inventory of $24 million.

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

The Corporation does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
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

The Corporation does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements. Any decrease in operating income due to presentation of interest cost, expected return on plan assets, amortization of prior service cost, and net actuarial gain/loss components of net periodic benefit costs outside of operating income will be offset by a corresponding increase in Other income, net, in the Consolidated Statements of Earnings. Refer to Note 15 to the Consolidated Financial Statements for the components impacting net period benefit cost for the year ended December 31, 2017.

Date of adoption: January 1, 2018

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As part of a strategic portfolio review conducted in 2014, the Corporation identified certain businesses it considered non-core.
The Corporation considers businesses non-core when their products or services do not complement existing businesses and where the long-term growth and profitability prospects are below the Corporation’s expectations. As part of this initiative, the Corporation divested all five businesses during 2015 that were classified as held for sale as of December 31, 2014. The results of operations of these businesses are reported as discontinued operations within our Consolidated Statements of Earnings.

The aggregate financial results of all discontinued operations for the years ended December 31 were as follows:

(In thousands)	2017	2016		2015
Net sales	$—	$—		$57,992
Loss from discontinued operations before income taxes (1)	—	—		(40,984)
Income tax benefit / (expense)	—	(2,053)	(3)	7,926
Loss on sale of businesses (2)	—	—		(13,729)
Loss from discontinued operations	$—	$(2,053)		$(46,787)

(1) Loss from discontinued operations before income taxes includes approximately $40.8 million of held for sale impairment expense in the year ended December 31, 2015.

(2) In the year ended December 31, 2015, the Corporation recognized aggregate after tax losses of $13.7 million on the sale of the Aviation Ground, Downstream Oil & Gas, Engineered Packaging and two surface technology businesses.

(3) Amount represents finalization of the income tax provision related to discontinued operations for the year ended December 31, 2015.

2015 Divestitures

Surface Technologies - Domestic

In October 2015 and July 2015, the Corporation sold the assets and liabilities of two surface technology treatment facilities for less than $1 million. The businesses were previously classified within assets held for sale and reported within the Commercial/Industrial segment.

Engineered Packaging

In July 2015, the Corporation sold the assets and liabilities of its Engineered Packaging business for approximately $14 million and recognized a pre-tax gain of $2.3 million. The businesses were previously classified as assets held for sale and reported within the Defense segment.

Downstream

In May 2015, the Corporation completed the divestiture of its Downstream oil and gas business for $19 million, net of transaction costs. During the fourth quarter of 2015, the Company paid a $4.8 million working capital adjustment. The business was previously classified within assets held for sale. During 2015, the Corporation recognized a pre-tax loss on divestiture, including impairment charges, of $59.5 million.

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

During the twelve months ended December 31, 2017, the Corporation acquired two businesses for an aggregate purchase price of $233 million, net of cash acquired, which is described in more detail below. During the twelve months ended December 31, 2016, no acquisitions were made.

The Consolidated Statement of Earnings for the twelve months ended December 31, 2017 includes $71 million of total net sales and $5 million of net earnings from the Corporation's 2017 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2017:

(In thousands)	2017
Accounts receivable	$4,994
Inventory	22,702
Property, plant, and equipment	4,598
Intangible assets	88,900
Other current and non-current assets	2,816
Current and non-current liabilities	(6,730)
Due to seller	(804)
Net tangible and intangible assets	116,476
Purchase price	232,630
Goodwill	$116,154

Goodwill deductible for tax purposes	$115,532

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
Credit risk is diversified due to the large number of entities comprising the Corporation’s customer base and their geographic dispersion. The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 39% and 38% of total net sales in 2017 and 2016, respectively. Total receivables due primarily from the U.S Government were $208.4 million and $183.6 million as of December 31, 2017 and 2016, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $89.3 million and $83.2 million as of December 31, 2017 and 2016, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2017	2016
Billed receivables:
Trade and other receivables	$363,234	$340,091
Less: Allowance for doubtful accounts	(7,486)	(4,832)
Net billed receivables	355,748	335,259
Unbilled receivables:
Recoverable costs and estimated earnings not billed	160,727	149,847
Less: Progress payments applied	(21,552)	(22,044)
Net unbilled receivables	139,175	127,803
Receivables, net	$494,923	$463,062

5. INVENTORIES
Inventoried costs contain amounts relating to long-term contracts and programs with long production cycles, a portion of which will not be realized within one year.  Long term contract inventory includes an immaterial amount of claims or other similar items subject to uncertainty concerning their determination or realization. Inventories are valued at the lower of cost or market.
The composition of inventories as of December 31 is as follows:

(In thousands)	2017	2016
Raw material	$191,855	$189,228
Work-in-process	73,937	73,843
Finished goods	114,307	112,478
Inventoried costs related to U.S. Government and other long-term contracts	65,150	57,516
Gross inventories	445,249	433,065
Less: Inventory reserves	(54,638)	(54,988)
Progress payments applied, principally related to long-term contracts	(11,745)	(11,103)
Inventories, net	$378,866	$366,974
As of December 31, 2017 and 2016, inventory also includes capitalized contract development costs of $35.0 million and $28.8 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as production units are delivered to the customer. As of December 31, 2017 and 2016, $5.4 million and $3.9 million, respectively, are scheduled to be liquidated under existing firm orders.

6. PROPERTY, PLANT, AND EQUIPMENT

The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2017	2016
Land	$19,947	$19,511
Buildings and improvements	234,539	215,221
Machinery, equipment, and other	783,430	752,356
Property, plant, and equipment, at cost	1,037,916	987,088
Less: Accumulated depreciation	(647,681)	(598,185)
Property, plant, and equipment, net	$390,235	$388,903
Depreciation expense from continuing operations for the years ended December 31, 2017, 2016, and 2015 was $61.6 million, $62.6 million, and $64.7 million, respectively.

7. GOODWILL

The changes in the carrying amount of goodwill for 2017 and 2016 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2015	$447,828	$337,603	$187,175	$972,606
Divestitures	—	(452)	—	(452)
Foreign currency translation adjustment	(11,687)	(9,496)	86	(21,097)
December 31, 2016	$436,141	$327,655	$187,261	$951,057
Acquisitions	2,677	113,477		116,154
Divestitures	(1,168)	(647)		(1,815)
Foreign currency translation adjustment	10,881	19,847	205	30,933
December 31, 2017	$448,531	$460,332	$187,466	$1,096,329

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis, including input from third party appraisals when deemed appropriate. The determination of fair value is finalized no later than twelve months from acquisition. Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions.

The Corporation completed its annual goodwill impairment testing as of October 31, 2017, 2016, and 2015 and concluded that there was no impairment of goodwill. The estimated fair value of each respective reporting unit substantially exceeded its recorded book value.

8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2017 and December 31, 2016, respectively.

	2017			2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$243,440	$(114,036)	$129,404	$166,859	$(98,266)	$68,593
Customer related intangibles	367,230	(180,580)	186,650	349,742	(157,154)	192,588
Other intangible assets	40,640	(27,026)	13,614	36,709	(26,429)	10,280
Total	$651,310	$(321,642)	$329,668	$553,310	$(281,849)	$271,461

During the year ended December 31, 2017, the Corporation acquired intangible assets of $88.9 million which included Technology of $73.0 million, Customer-related intangibles of $12.9 million, and Other intangible assets of $3.0 million. The weighted average amortization periods for these aforementioned intangible assets are 15.0 years, 16.3 years, and 7.0 years, respectively.
Amortization expense from continuing operations for the years ended December 31, 2017, 2016, and 2015 was $38.4 million, $33.4 million, and $34.8 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In thousands)
2018	$38,159
2019	36,405
2020	34,440
2021	32,644
2022	30,085
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
Forward Foreign Exchange and Currency Option Contracts
The Corporation has foreign currency exposure primarily in the United Kingdom, Canada, and Europe.  The Corporation uses financial instruments, such as forward and option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions.  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.
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
Effects on Consolidated Balance Sheets

As of December 31, 2017 and December 31, 2016, the fair values of the asset and liability derivative instruments are immaterial.
Effects on Consolidated Statements of Earnings
Fair value hedge
The location and amount of losses on the hedged fixed rate debt attributable to changes in the market interest rates and the offsetting gains on the related interest rate swaps for the years ended December 31, were as follows:

	Gain/(Loss) on Swap
(In thousands)	2017	2016	2015
Other income, net
Interest rate swaps	$—	$—	$8,204
Hedged fixed rate debt	$—	$—	$(8,204)
Total	$—	$—	$—
Undesignated hedges
The location and amount of (gains) and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2017	2016	2015
Forward exchange contracts:
General and administrative expenses	$(346)	$11,510	$11,042
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2017. The fair value of our debt instruments are characterized as a Level 2 measurement which are based on market based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2017, net of debt issuance costs, totaled $822 million compared to a carrying value, net of debt issuance costs, of $799 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2016, net of debt issuance costs, totaled $961 million compared to a carrying value, net of debt issuance costs, of $949 million.
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

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2017	2016
Accrued compensation	$108,268	$85,970
Accrued commissions	6,296	5,189
Accrued interest	9,894	9,817
Accrued insurance	7,015	7,521
Other	18,933	21,742
Total accrued expenses	$150,406	$130,239

Other current liabilities consist of the following as of December 31:

(In thousands)	2017	2016
Warranty reserves	$14,212	$11,768
Additional amounts due to sellers on acquisitions	1,941	1,985
Reserves on loss contracts	1,418	1,662
Pension and other postretirement liabilities	5,060	5,331
Other	13,179	7,281
Total other current liabilities	$35,810	$28,027

11. INCOME TAXES
2017 Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law. The new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the U.S. corporate income tax rate to 21% effective January 1, 2018. The Corporation will generally be eligible for a 100% dividends received exemption on its foreign earnings starting in fiscal year 2018. However, it may also be subject to the Base Erosion Anti-Abuse Tax and Global Intangible Low Taxed Income (GILTI), both of which do not impact the Corporation until fiscal year 2018. The Corporation has not yet adopted an accounting policy related to the provision of deferred taxes for inside asset basis differences that could produce additional income subject to GILTI in the future. The Corporation anticipates that future issuance of U.S. Treasury department regulations and notices will clarify significant issues dealing with the application and computation of taxes due under the GILTI provisions.

In accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Corporation recognized the income tax effects of the Tax Act in its consolidated financial statements for the year ended December 31, 2017, resulting in a net increase in its provision for income taxes of approximately $10 million. The Corporation expects to finalize any provisional amounts associated with the Tax Act over the next 12 months based on an ongoing assessment of its tax positions and other relevant data.

The Corporation has summarized the most significant impacts from the Tax Act below:

Reduction of the U.S. Corporate Income Tax Rate

The Corporation measures deferred tax assets and liabilities using enacted tax rates that are applicable in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Corporation’s deferred tax assets and liabilities were remeasured to reflect the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a provisional $13.4 million decrease in income tax expense for the year ended December 31, 2017 and a corresponding $13.4 million decrease in net deferred tax liabilities as of December 31, 2017. The Corporation is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Transition Tax on Foreign Earnings

The Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. Prior to assessing the impact of the Tax Act, the Corporation had a deferred tax liability of $5.5 million for certain foreign subsidiaries whose earnings were not considered permanently reinvested. As of December 31, 2017, the Corporation’s provisional income tax liability related to the transition tax was $23.7 million. The transition tax will be paid over eight years, as permitted by the Tax Act, with the current balance of $1.9 million recorded in current income tax payable as of December 31, 2017. The determination of the transition tax requires further analysis regarding the amount and composition of the Corporation’s historical foreign earnings and tax pools. Given that all of its foreign undistributed earnings are no longer considered permanently reinvested, the Corporation also recorded provisional income tax expense of $3.8 million for the year ended December 31, 2017 for withholding taxes that would arise upon ultimate distribution of all the Corporation’s foreign undistributed earnings. The Corporation is considered permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings.
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2017	2016	2015
Domestic	$179,006	$154,571	$135,112
Foreign	120,613	113,390	140,082
	$299,619	$267,961	$275,194
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2017	2016	2015
Current:
Federal	$54,963	$45,523	$(6,741)
State	2,648	8,002	6,175
Foreign	23,162	20,861	27,134
Total current	80,773	74,386	26,568

Deferred:
Federal	2,595	4,267	49,060
State	4,282	73	7,390
Foreign	(2,922)	(147)	(72)
Total deferred	3,955	4,193	56,378
Provision for income taxes	$84,728	$78,579	$82,946
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct):
State and local taxes, net of federal benefit	1.8	1.1	4.3
R&D tax credits	(1.3)	(0.9)	(1.3)
Foreign earnings (1)	(6.0)	(5.8)	(6.2)
Stock compensation - excess tax benefits	(2.6)	—	—
Impacts related to the Tax Act	3.4	—	—
All other, net	(2.0)	(0.1)	(1.7)
Effective tax rate	28.3%	29.3%	30.1%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.
The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Pension plans	$18,903	$45,568
Environmental reserves	7,109	9,871
Inventories	15,116	21,758
Postretirement/postemployment benefits	8,241	13,542
Incentive compensation	7,721	9,425
Net operating loss	10,908	10,345
Capital loss carryover	7,047	11,352
Other	28,775	39,977
Total deferred tax assets	103,820	161,838
Deferred tax liabilities:
Depreciation	19,586	25,963
Goodwill amortization	67,779	97,667
Other intangible amortization	38,252	51,712
Other	12,636	16,225
Total deferred tax liabilities	138,253	191,567
Valuation allowance	12,322	17,776
Net deferred tax liabilities	$46,755	$47,505
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet as of December 31 as follows:

(In thousands)	2017	2016
Net noncurrent deferred tax assets	2,605	2,217
Net noncurrent deferred tax liabilities	49,360	49,722
Net deferred tax liabilities	$46,755	$47,505
The Corporation has income tax net operating loss carryforwards related to international operations of $24.0 million of which $17.9 million have an indefinite life and $6.1 million expire through 2023. The Corporation has federal and state income tax net loss carryforwards of $104.1 million, of which $73.0 million are net operating losses which expire through 2037 and $31.1 million are capital loss carryforwards which expire through 2020. The Corporation has recorded a deferred tax asset of $18 million reflecting the benefit of the loss carryforwards.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence such as projections for future growth. The Corporation provisionally decreased its valuation allowance by $5.5 million to $12.3 million, as of December 31, 2017, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. Of the $5.5 million decrease in the valuation allowance, $4.3 million was due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments, net of refunds, of $92.1 million, $54.5 million, and $4.9 million were made in 2017, 2016, and 2015, respectively.
The Corporation has recognized a liability in Other liabilities for interest of $2.6 million and penalties of $1.6 million as of December 31, 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2017	2016	2015
Balance as of January 1,	$11,454	$12,414	$11,560
Additions for tax positions of prior periods	1,069	32	359
Reductions for tax positions of prior periods	(194)	(1,679)	—
Additions for tax positions related to the current year	1,273	789	2,026
Settlements	(428)	(102)	(1,414)
Foreign currency translation	—	—	(117)
Balance as of December 31,	$13,174	$11,454	$12,414
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2017:

United States (Federal)	2014	-	present
United States (Various states)	2006	-	present
United Kingdom	2010	-	present
Canada	2011	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in the total unrecognized tax benefits as of December 31, 2017, 2016, and 2015 is $10.1 million, $7.7 million, and $8.3 million, respectively, which if recognized, would favorably affect the effective income tax rate.

12. DEBT
Debt consists of the following as of December 31:

(In thousands)	2017	2017	2016	2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
5.51% Senior notes due 2017	—	—	150,000	154,509
3.84% Senior notes due 2021	100,000	102,472	100,000	102,463
3.70% Senior notes due 2023	225,000	228,783	225,000	226,946
3.85% Senior notes due 2025	100,000	102,164	100,000	100,338
4.24% Senior notes due 2026	200,000	208,873	200,000	203,592
4.05% Senior notes due 2028	75,000	76,997	75,000	74,630
4.11% Senior notes due 2028	100,000	103,226	100,000	99,876
Other debt	150	150	668	668
Total debt	800,150	822,665	950,668	963,022
Debt issuance costs, net	(831)	(831)	(984)	(984)
Unamortized interest rate swap proceeds	14,820	14,820	16,614	16,614
Total debt, net	814,139	836,654	966,298	978,652
Less: current portion of long-term debt and short-term debt	150	150	150,668	150,668
Total long-term debt	$813,989	$836,504	$815,630	$827,984
The Corporation did not have any borrowings against the Revolving Credit Agreement in 2017 and 2016, respectively.
The debt outstanding had fixed and variable interest rates averaging 3.9% in both 2017 and 2016, respectively.
Aggregate maturities of debt are as follows:

(In thousands)
2018	$150
2019	—
2020	—
2021	100,000
2022	—
Thereafter	700,000
Total	$800,150
Interest payments of $39 million, $38 million, and $33 million were made in 2017, 2016, and 2015, respectively.
Revolving Credit Agreement
In August 2012, the Corporation refinanced its existing credit facility by entering into a Third Amended and Restated Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A, and JP Morgan Chase Bank, N.A. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. Under the terms of the Credit Agreement, the Corporation has borrowing capacity of $500 million. In addition, the Credit Agreement provides an accordion feature which allows the Corporation to borrow an additional $100 million. As of December 31, 2017, the Corporation had $21 million in letters of credit supported by the credit facility and no borrowings outstanding under the credit facility. The unused credit available under the credit facility as of December 31, 2017 was $479 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
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
Senior Notes
On February 26, 2013, the Corporation issued $500 million of Senior Notes (the “2013 Notes”).  The 2013 Notes consist of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028. $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes.  Under the terms of the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. As of December 31, 2017, the Corporation had the ability to borrow additional debt of $1.4 billion without violating our debt to capitalization covenant. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
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
On December 1, 2005, the Corporation issued $150 million of 5.51% Senior Notes (the “2005 Notes”). The 2005 Notes, which matured on December 1, 2017 and were repaid in full, were senior unsecured obligations and equal in right of payment to the Corporation’s existing senior indebtedness. In connection with the Notes, the Corporation paid customary fees that were deferred and amortized over the terms of the Notes.

13. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2017, 2016, and 2015, there were no options outstanding that were considered anti-dilutive.
Earnings per share calculations for the years ended December 31, 2017, 2016, and 2015, are as follows:

(In thousands, except per share data)	Earnings from continuing operations	Weighted- Average Shares Outstanding	Earnings per share from continuing operations
2017
Basic earnings per share from continuing operations	$214,891	44,182	$4.86
Dilutive effect of stock options and deferred stock compensation		579
Diluted earnings per share from continuing operations	$214,891	44,761	$4.80
2016
Basic earnings per share from continuing operations	$189,382	44,389	$4.27
Dilutive effect of stock options and deferred stock compensation		656
Diluted earnings per share from continuing operations	$189,382	45,045	$4.20
2015
Basic earnings per share from continuing operations	$192,248	46,624	$4.12
Dilutive effect of stock options and deferred stock compensation		992
Diluted earnings per share from continuing operations	$192,248	47,616	$4.04
14. SHARE-BASED COMPENSATION PLANS

In May 2014, the Corporation adopted the Curtiss Wright 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”). The plan replaced the Corporation's existing 2005 Long Term Incentive Plan and the 2005 Stock Plan for Non-Employee Directors (collectively the “2005 Stock Plans”). Beginning in May 2014, all awards were granted under the 2014 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2014 Omnibus Plan are 2,400,000 less one share of common stock for every one share of common stock granted under any prior plan after December 31, 2013 and prior to the effective date of the 2014 Omnibus Plan. In addition, any awards that were previously granted under any prior plan that terminate without issuance of shares, shall be eligible for issuance under the 2014 Omnibus Plan. Awards under the 2014 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (RSU), other stock-based awards, performance share units (PSU) or cash based performance units (PU).

During 2017, the Corporation granted awards in the form of RSUs, PSUs, and restricted stock. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) available to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2017, 2016, and 2015 is as follows:

(In thousands)	2017	2016	2015
Employee Stock Purchase Plan	1,207	1,184	1,279
Performance Share Units	4,340	3,910	4,349
Restricted Share Units	4,931	3,426	3,015
Other share-based payments	1,094	958	830
Total share-based compensation expense before income taxes	$11,572	$9,478	$9,473

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as General and administrative expenses in the Consolidated Statements of Earnings. No share-based compensation costs were capitalized during 2017, 2016, or 2015.

The following table summarizes the cash received from share-based awards on share-based compensation:

(In thousands)	2017	2016	2015
Cash received from share-based awards	$14,179	$22,300	$28,706

A summary of employee stock option activity is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000’s)
Outstanding as of December 31, 2016	443	$31.91
Exercised	(179)	34.24
Outstanding as of December 31, 2017	264	$30.30	2.2	$24,093
Exercisable as of December 31, 2017	264	$30.30	2.2	$24,093

The total intrinsic value of stock options exercised during 2017, 2016, and 2015 was $30.2 million, $43.2 million, and $36.8 million, respectively.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three year cliff vesting is contingent upon the Corporation's total shareholder return over the three-year term of the awards compared to a self-constructed peer group.  The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period.

Restricted Share Units

Restricted share units cliff vest at the end of the awards’ vesting period. The restricted share units are service-based and thus compensation cost is amortized to expense on a straight-line basis over the requisite service period, which is typically three years. The non-vested restricted units are subject to forfeiture if employment is terminated other than due to death, disability, or retirement.

A summary of the Corporation’s 2017 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested as of December 31, 2016	204	$71.28	204	$74.38
Granted	68	62.91	1	98.34
Vested	(137)	62.91	(34)	70.36
Forfeited	—	—	(2)	85.47
Nonvested as of December 31, 2017	135	$75.51	169	$75.19
Expected to vest as of December 31, 2017	135	$75.51	169	$75.19

Nonvested PSUs had an intrinsic value of $16.5 million and unrecognized compensation costs of $4.7 million as of December 31, 2017. Nonvested RSUs had an intrinsic value of $20.6 million and unrecognized compensation costs of $5.9 million as of December 31, 2017. Unrecognized compensation costs related to PSUs and RSUs are both expected to be recognized over a period of 1.7 years.

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
As of December 31, 2017 and 2016, the Corporation had a noncurrent pension liability of $45.1 million and $40.4 million, respectively. This increase was primarily driven by a decrease in the discount rate as of December 31, 2017, partially offset by favorable asset experience during 2017.
Due to discretionary pension contributions of $50 million and $145 million to the Curtiss-Wright Pension Plan in February 2018 and January 2015, respectively, the Corporation does not expect to make any required contributions through 2022.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $48.7 million and $40.4 million as of December 31, 2017 and 2016, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $3.0 million in 2018.
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
The Corporation had an accrued postretirement benefit liability as of December 31, 2017 and 2016 of $25.0 million and $24.4 million, respectively. Pursuant to the EMD purchase agreement, the Corporation has a discounted receivable from Washington Group International to reimburse the Corporation for a portion of these post-retirement benefit costs. As of December 31, 2017 and 2016, the discounted receivable included in other assets was $0.1 million and $0.4 million, respectively. The Corporation expects to contribute $1.7 million to the plan during 2018.
Foreign Plans

The foreign plans consist of one defined benefit pension plan each in the United Kingdom, Canada, and Switzerland, two in Germany, and two in Mexico. As of December 31, 2017 and 2016, the total projected benefit obligation related to all foreign plans was $97.4 million and $91.0 million, respectively. As of December 31, 2017 and 2016, the Corporation had a net pension asset of $1.5 million and an accrued pension liability of $3.3 million, respectively. The Corporation's contributions to the foreign plans are expected to be $2.3 million in 2018.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs (income) consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2017	2016	2015	2017	2016	2015
Service cost	$25,093	$25,100	$26,873	$435	$338	$286
Interest cost	25,895	30,495	30,050	762	996	842
Expected return on plan assets	(53,552)	(54,101)	(54,629)	—	—	—
Amortization of prior service cost	(100)	(46)	618	(656)	(657)	(657)
Recognized net actuarial loss/(gain)	12,925	12,029	16,890	(223)	(296)	(551)
Cost of settlements/curtailments	327	—	7,461	—	—	—
Net periodic benefit cost (income)	$10,588	$13,477	$27,263	$318	$381	$(80)
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2017, there were settlement charges in both the U.K. and Switzerland. In 2015, the settlement charge was primarily a result of the retirement of the Corporation’s former Chairman and his election to receive the nonqualified portion of his pension benefit as a single lump sum payout.
The following table outlines the Corporation's consolidated disclosure of the pension benefits and postretirement benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2017 measurement date.

	Pension Benefits		Postretirement Benefits
(In thousands)	2017	2016	2017	2016
Change in benefit obligation:
Beginning of year	$798,605	$774,710	$24,436	$21,980
Service cost	25,093	25,100	435	338
Interest cost	25,895	30,495	762	996
Plan participants’ contributions	1,655	1,897	253	266
Amendments	—	—	—	—
Actuarial loss	56,727	19,640	2,056	3,372
Benefits paid	(45,384)	(41,115)	(2,907)	(2,516)
Actual expenses	(1,301)	(1,206)	—	—
Currency translation adjustments	7,597	(10,916)	—	—
End of year	$868,887	$798,605	$25,035	$24,436

Change in plan assets:
Beginning of year	$714,608	$692,074	$—	$—
Actual return on plan assets	94,960	65,872	—	—
Employer contribution	4,561	8,210	2,654	2,250
Plan participants’ contributions	1,655	1,897	253	266
Benefits paid	(45,384)	(41,115)	(2,907)	(2,516)
Actual Expenses	(1,301)	(1,206)	—	—
Currency translation adjustments	7,383	(11,124)	—	—
End of year	$776,482	$714,608	$—	$—

Funded status	$(92,405)	$(83,997)	$(25,035)	$(24,436)

	Pension Benefits		Postretirement Benefits
(In thousands)	2017	2016	2017	2016
Amounts recognized on the balance sheet
Noncurrent assets	$8,663	$4,049	$—	$—
Current liabilities	(3,374)	(3,498)	(1,686)	(1,833)
Noncurrent liabilities	(97,694)	(84,548)	(23,349)	(22,603)
Total	$(92,405)	$(83,997)	$(25,035)	$(24,436)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$201,390	$198,630	$(2,899)	$(5,178)
Prior service cost	(1,461)	(1,580)	(2,718)	(3,373)
Total	$199,929	$197,050	$(5,617)	$(8,551)
Amounts in AOCI expected to be recognized in net periodic cost in the coming year:
Loss (gain) recognition	$15,615	$11,793	$(29)	$(203)
Prior service cost recognition	$(250)	$(105)	$(657)	$(657)
Accumulated benefit obligation	$834,745	$767,461	N/A	N/A
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$785,039	$733,426	N/A	N/A
Accumulated benefit obligation	752,371	702,282	N/A	N/A
Fair value of plan assets	684,756	645,380	N/A	N/A
Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Weighted-average assumptions in determination of benefit obligation:
Discount rate	3.46%	3.88%	3.54%	4.00%
Rate of compensation increase	3.55%	3.35%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.30%	8.25%
Ultimate rate reached in 2026	N/A	N/A	4.50%	4.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	3.93%	4.12%	4.02%	4.25%
Expected return on plan assets	7.47%	7.81%	N/A	N/A
Rate of compensation increase	3.54%	3.35%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	8.25%	8.75%
Ultimate rate reached in 2026	N/A	N/A	4.50%	4.50%
Effective December 31, 2016, the Corporation adopted the spot rate, or full yield curve, approach for developing discount rates. The discount rate for each plan's past service liabilities and service cost is determined by discounting the plan’s expected future benefit payments using a yield curve developed from high quality bonds that are rated Aa or better by Moody’s as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at one effective rate for these components. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment, based on the anticipated optional form elections.
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
The effect on the Other Post-Employment Benefits plan of a 1% change in the health care cost trend is as follows:

(In thousands)	1% Increase	1% Decrease
Total service and interest cost components	$28	$(23)
Postretirement benefit obligation	$502	$(414)
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
The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. As a part of its diversification strategy, the Corporation has established target allocations for each of the following assets classes: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 87% of consolidated assets:

	As of December 31,		Target	Expected
	2017	2016	Exposure	Range
Asset class
Domestic equities	52%	54%	50%	40%-60%
International equities	15%	13%	15%	10%-20%
Total equity	67%	67%	65%	55%-75%
Fixed income	33%	33%	35%	25%-45%
As of December 31, 2017 and 2016, cash funds in the CW Pension Plan represented approximately 6% and 3% of portfolio assets, respectively.
Foreign plan assets represent 13% of consolidated plan assets, with the majority of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 3.90% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets (in thousands) as of December 31, 2017 using the fair value hierarchy, as described in Note 9 to the Consolidated Financial Statements.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$23,979	$4,893	$19,086	$—
Equity securities- Mutual funds (1)	459,002	418,390	40,612	—
Bond funds (2)	219,249	155,120	64,129	—
Insurance Contracts (3)	10,760	—	—	10,760
Other (4)	1,618	—	—	1,618
December 31, 2016	$714,608	$578,403	$123,827	$12,378
Cash and cash equivalents	$42,374	$12,551	$29,823	$—
Equity securities- Mutual funds (1)	504,633	455,175	49,458	—
Bond funds (2)	216,372	150,265	66,107	—
Insurance Contracts (3)	10,912	—	—	10,912
Other (4)	2,191	—	—	2,191
December 31, 2017	$776,482	$617,991	$145,388	$13,103
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
The following table presents a reconciliation of Level 3 assets held during the years ended December 31, 2017 and 2016:

(In thousands)	Insurance Contracts	Other	Total
December 31, 2015	$9,720	$755	$10,475
Actual return on plan assets:
Relating to assets still held at the reporting date	148	35	183
Purchases, sales, and settlements	1,095	871	1,966
Foreign currency translation adjustment	(203)	(43)	(246)
December 31, 2016	$10,760	$1,618	$12,378
Actual return on plan assets:
Relating to assets still held at the reporting date	167	58	226
Purchases, sales, and settlements	(503)	436	(68)
Foreign currency translation adjustment	488	79	567
December 31, 2017	$10,912	$2,191	$13,103
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2018	$45,604	$1,686	$47,290
2019	48,937	1,693	50,630
2020	49,859	1,694	51,553
2021	51,058	1,689	52,747
2022	50,361	1,678	52,039
2023 — 2027	266,582	8,030	274,612
Defined Contribution Retirement Plans
The Corporation offers all of its domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.
Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the year ended December 31, 2017, the expense relating to the plan was $12.9 million, consisting of $5.8 million in matching contributions to the plan in 2017, and $7.1 million in non-elective contributions paid in January 2018. Cumulative contributions of approximately $69 million are expected to be made from 2018 through 2022.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $4.2 million, $4.2 million, and $4.8 million in 2017, 2016, and 2015, respectively.
16. LEASES
The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. The leases expire at various dates and may include renewals and escalations. Rental expenses for all operating leases amounted to $37.1 million, $35.3 million, and $37.0 million in 2017, 2016, and 2015, respectively.
As of December 31, 2017, the approximate future minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In thousands)	Rental Commitments
2018	$28,284
2019	24,378
2020	21,733
2021	17,577
2022	14,253
Thereafter	73,870
Total	$180,095

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

Net sales and operating income by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net sales
Commercial/Industrial	$1,163,510	$1,120,326	$1,189,120
Defense	557,954	469,796	479,528
Power	554,048	524,967	545,013
Less: Intersegment Revenues	(4,486)	(6,158)	(7,978)
Total Consolidated	$2,271,026	$2,108,931	$2,205,683

(In thousands)	2017	2016	2015
Operating income (expense)
Commercial/Industrial	$168,328	$156,550	$171,525
Defense	109,355	98,291	98,895
Power	85,260	76,472	74,987
Corporate and Eliminations (1)	(23,200)	(23,215)	(34,790)
Total Consolidated	$339,743	$308,098	$310,617

Depreciation and amortization expense
Commercial/Industrial	$53,180	$53,970	$55,799
Defense	20,702	14,488	15,965
Power	22,019	23,032	23,419
Corporate	4,094	4,518	4,292
Total Consolidated	$99,995	$96,008	$99,475

Segment assets
Commercial/Industrial	$1,444,097	$1,391,040	$1,480,052
Defense	1,044,776	751,859	800,613
Power	482,753	516,321	629,612
Corporate	264,695	378,561	79,334
Total Consolidated	$3,236,321	$3,037,781	$2,989,611

Capital expenditures
Commercial/Industrial	$29,028	$30,145	$21,990
Defense	9,276	5,870	3,834
Power	10,039	6,653	6,163
Corporate	4,362	4,108	3,525
Total Consolidated (2)	$52,705	$46,776	$35,512
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
(2) Total capital expenditures included $0.2 million of expenditures related to discontinued operations for the year ended 2015.
Reconciliations

	Year Ended December 31,
(In thousands)	2017	2016	2015
Earnings before taxes:
Total segment operating income	$362,943	$331,313	$345,407
Corporate and Eliminations	(23,200)	(23,215)	(34,790)
Interest expense	41,471	41,248	36,038
Other income, net	1,347	1,111	615
Total consolidated earnings before tax	$299,619	$267,961	$275,194

	As of December 31,
(In thousands)	2017	2016	2015
Assets:
Total assets for reportable segments	$2,971,626	$2,659,220	$2,910,277
Non-segment cash	204,664	357,021	42,164
Other assets	60,031	21,540	37,170
Total consolidated assets	$3,236,321	$3,037,781	$2,989,611
Geographic Information

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenues
United States of America	$1,562,180	$1,472,241	$1,502,363
United Kingdom	118,350	114,752	135,673
Other foreign countries	590,496	521,938	567,647
Consolidated total	$2,271,026	$2,108,931	$2,205,683

	As of December 31,
(In thousands)	2017	2016	2015
Long-Lived Assets
United States of America	$264,829	$272,826	$293,612
United Kingdom	41,100	39,014	36,061
Other foreign countries	84,306	77,063	83,971
Consolidated total	$390,235	$388,903	$413,644
Net sales by product line

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net sales
Flow Control	$899,705	$883,735	$949,657
Motion Control	1,075,218	940,162	947,758
Surface Technologies	296,103	285,034	308,268
Consolidated total	$2,271,026	$2,108,931	$2,205,683
The Flow Control products include valves, pumps, motors, generators, and instrumentation that manage the flow of liquids and gases, generate power, and monitor or provide critical functions. Motion Control's products include turret aiming and stabilization products, embedded computing board level modules, electronic throttle control devices, transmission shifters, and electro-mechanical actuation control components. Surface Technologies include shot peening, laser peening, and coatings services that enhance the durability, extend the life, and prevent premature fatigue and failure on customer-supplied metal components.

18. CONTINGENCIES AND COMMITMENTS

Legal Proceedings

The Corporation has been named in a number of lawsuits that allege injury from exposure to asbestos. To date, the Corporation has not been found liable for or paid any material sum of money in settlement in any case. The Corporation believes its minimal use of asbestos in its past operations and the relatively non-friable condition of asbestos in its products make it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. The Corporation maintains insurance coverage for these potential liabilities and believes adequate coverage exists to cover any unanticipated asbestos liability.

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. In October 2017, all parties agreed in principle to participate in a formal mediation in late 2018 with the intention of settling this claim. In an effort to induce the parties to participate in the formal mediation, CNRL agreed to reduce its claim to approximately $400 million, which reflects the monetary amount of property damage incurred as a result of the fire and explosion. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes that it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

The Corporation is party to a number of other legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

WEC Bankruptcy

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 17-10751.  The Bankruptcy Court overseeing the Bankruptcy Case has approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P for approximately $4.6 billion with the acquisition expected to close in the third quarter of 2018. The acquisition is not expected to have a material impact on the Corporation’s financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

The Corporation had approximately $4.9 million in pre-petition billings outstanding with WEC as of December 31, 2017. On January 29, 2018, the Corporation received notice that WEC filed its Plan of Reorganization. Under the Plan, the Corporation is expected to recover substantially all of its general unsecured claims, including pre-petition billings. The Plan of Reorganization is subject to approval, with voting tentatively scheduled for March 15, 2018. As it relates to post-petition work, the Corporation will continue to honor its executory contracts and expects to collect all amounts due.  The Corporation will continue to monitor and evaluate the status of the WEC bankruptcy and Plan of Reorganization for potential impacts on its business.

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of December 31, 2017 and 2016, there were $21.3 million and $47.2 million of stand-by letters of credit outstanding, respectively, and $14.6 million and $12.8 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation of approximately $7.4 million. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, the Electro-Mechanical Division is the RCP supplier for the WEC AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and U.S. contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from WEC of approximately $25 million.  As of December 31, 2017, the Corporation has not met certain contractual delivery dates under its AP1000 U.S. and China contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delays.  The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of December 31, 2017. As of December 31, 2017, the range of possible loss is $0 million to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2015	$(107,810)	$(118,118)	$(225,928)
Other comprehensive loss before reclassifications (1)	(64,840)	(7,892)	(72,732)
Amounts reclassified from accumulated other comprehensive income (1)	—	6,904	6,904
Net current period other comprehensive loss	(64,840)	(988)	(65,828)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive loss before reclassifications (1)	77,942	(10,831)	67,111
Amounts reclassified from accumulated other comprehensive income (1)	—	7,805	7,805
Net current period other comprehensive income (loss)	77,942	(3,026)	74,916
December 31, 2017	$(94,708)	$(122,132)	$(216,840)

(1)	All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the statement where net earnings is presented
(In thousands)	2017	2016
Defined benefit pension and postretirement plans
Amortization of prior service costs	756	703	(1)
Amortization of net actuarial losses	(12,702)	(11,733)	(1)
Settlements	(327)	—	(1)
	(12,273)	(11,030)	Total before tax
	4,468	4,126	Income tax effect
Total reclassifications	$(7,805)	$(6,904)	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 15, Pension and Other Postretirement Benefit Plans.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following tables set forth selected unaudited quarterly Consolidated Statements of Earnings information for the fiscal years ended December 31, 2017 and 2016.

(In thousands, except per share data)	First	Second	Third	Fourth
2017
Net sales	$523,591	$567,653	$567,901	$611,881
Gross profit	170,775	198,770	210,783	238,267
Earnings from continuing operations	32,547	50,650	63,944	67,750
Loss from discontinued operations	—	—	—	—
Net earnings	32,547	50,650	63,944	67,750
Basic earnings per share
Earnings from continuing operations	$0.74	$1.15	$1.45	$1.54
Loss from discontinued operations	$—	$—	$—	$—
Total	$0.74	$1.15	$1.45	$1.54
Diluted earnings per share
Earnings from continuing operations	$0.73	$1.13	$1.43	$1.52
Loss from discontinued operations	$—	$—	$—	$—
Total	$0.73	$1.13	$1.43	$1.52

2016
Net sales	$503,507	$532,766	$507,092	$565,566
Gross profit	171,903	185,379	184,476	208,725
Earnings from continuing operations	32,819	39,963	45,932	70,668
Loss from discontinued operations	—	—	—	(2,053)
Net earnings	32,819	39,963	45,932	68,615
Basic earnings per share
Earnings from continuing operations	$0.74	$0.90	$1.04	$1.60
Loss from discontinued operations	—	—	—	(0.05)
Total	$0.74	$0.90	$1.04	$1.55
Diluted earnings per share
Earnings from continuing operations	$0.73	$0.88	$1.02	$1.58
Loss from discontinued operations	—	—	—	(0.05)
Total	$0.73	$0.88	$1.02	$1.53
Note: Certain amounts may not add due to rounding.

21. SUBSEQUENT EVENTS
On February 13, 2018, the Corporation made a voluntary $50 million contribution to the CW Pension Plan.

On February 20, 2018, the Corporation announced that it entered into an agreement to acquire the assets of the Dresser-Rand Government Business (Dresser-Rand) for $212.5 million in cash. Dresser-Rand operates as a business unit of Siemens Government Technologies, which is a wholly-owned U.S. subsidiary of Siemens AG in Germany. Dresser-Rand is a leading designer and manufacturer of mission-critical, high-speed rotating equipment solutions and also acts as the sole supplier of steam turbines and main engine guard valves on all aircraft carrier programs. The acquired business will operate within the Corporation's Power segment.
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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2017. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the fairness of the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2017.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 22, 2018

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 22, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2017, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2017 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment, management believes that as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2017 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2017, we modified existing internal controls as well as implemented new controls as part of our efforts to adopt the new revenue recognition standard which becomes effective on January 1, 2018. Those efforts resulted in the enhancement of our risk assessment process whereby we designed new controls and modified existing controls to address risks associated with the five-step model for recognizing revenue under the new standard. There have not been any other changes in our internal control over financial reporting during the quarter ended or year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 10, 2018 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption “Executive Officers” and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans."

PART IV
Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes				Page
	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings			40
		Consolidated Statements of Comprehensive Income			41
		Consolidated Balance Sheets			42
		Consolidated Statements of Cash Flows			43
		Consolidated Statements of Stockholders' Equity			44
		Notes to Consolidated Financial Statements			45
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			83

All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A/A	May 24, 2005
	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010*	14A	March 19, 2010
	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-Q	August 15, 2001
	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012

10.6	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.7	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.8	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
10.9	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 25, 2016
10.10	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 21, 2017
10.11	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 21, 2017
10.12	Instrument of Amendment No. 3 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*			X
10.13	Instrument of Amendment No. 4 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*			X
10.14	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.15	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.16	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.17	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.18	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.19	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.20	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.21	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.22	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.23	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.24	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.25	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.26	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012

10.27	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.28	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.29	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.30	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.31	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.32	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.33	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.34	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.35	Standard Change In Control Severance Protection Agreement, dated July 9, 2001, between the Registrant and Key Executives of the Registrant*	10-Q	November 15, 2001
10.36	Curtiss-Wright Corporation Employee Stock Purchase Plan*	14A	March 24, 2011
10.37	Incentive Compensation Plan, as amended November 15, 2010 *	14A	March 24, 2011
10.38	Restricted Stock Unit Agreement, dated April 1, 2013, by and between the Registrant and Thomas Quinly *	10-Q	May 2, 2013
10.39	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.40	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.41	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.42	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.43	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.44
Third Amended and Restated Credit Agreement dated as of August 9, 2012 among the Registrant, and Certain Subsidiaries as Borrowers; the Lenders parties thereto; Bank of America, N.A., as Administrative Agent; Swingline Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and RBS Citizens, N.A., as Documentation Agent
		8-K	August 13, 2012

10.45
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
10.46
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
10.47
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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2017, 2016, and 2015
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2017
Tax valuation allowance	17,776	1,471	125	(1)	7,050	(3)	12,322
Total	$17,776	$1,471	$125		$7,050		$12,322
December 31, 2016
Tax valuation allowance	17,895	1,951	(181)	(1)	1,889	(2)	17,776
Total	$17,895	$1,951	$(181)		$1,889		$17,776
December 31, 2015
Tax valuation allowance	23,478	2,605	(299)	(1)	7,889		17,895
Total	$23,478	$2,605	$(299)		$7,889		$17,895

(1) Primarily foreign currency translation adjustments.
(2) Capital loss on sale of upstream oil and gas business.
(3) $4.3 million relates to the reduction of the U.S. corporate income tax rate due to the Tax Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:     February 22, 2018    By: /s/ David C. Adams
David C. Adams
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 22, 2018    By: /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President and Chief Financial Officer

Date:    February 22, 2018    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President of Finance

Date:    February 22, 2018    By: /s/ David C. Adams
David C. Adams
Director

Date:    February 22, 2018    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 22, 2018    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 22, 2018    By: /s/ Rita J. Heise
Rita J. Heise
Director

Date:    February 22, 2018    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 22, 2018    By: /s/ Allen A. Kozinski
Allen A. Kozinski
Director

Date:    February 22, 2018    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 22, 2018    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 22, 2018    By: /s/ Albert E. Smith
Albert E. Smith
Director

Date:     February 22, 2018    By: /s/ Peter C. Wallace
Peter C. Wallace
Director