Form 10-Q
period 2018-03-31
CURTISS WRIGHT CORP
filed 2018-05-03
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _______

Commission File Number 1-134

CURTISS-WRIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-0612970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Harbour Place Drive, Suite 300
Davidson, North Carolina	28036
(Address of principal executive offices)	(Zip Code)

(704) 869-4600
(Registrant’s telephone number, including area code)

13925 Ballantyne Corporate Place, Suite 400, Charlotte, North Carolina 28277
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

Common Stock, par value $1.00 per share: 44,211,431 shares (as of April 30, 2018).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Net sales
Product sales	$444,687	$423,229
Service sales	102,835	100,362
Total net sales	547,522	523,591
Cost of sales
Cost of product sales	299,311	289,610
Cost of service sales	67,020	67,046
Total cost of sales	366,331	356,656
Gross profit	181,191	166,935
Research and development expenses	15,941	15,591
Selling expenses	31,520	29,458
General and administrative expenses	69,232	74,194
Operating income	64,498	47,692
Interest expense	8,204	10,377
Other income, net	4,683	3,847
Earnings before income taxes	60,977	41,162
Provision for income taxes	(17,334)	(8,615)
Net earnings	$43,643	$32,547

Net earnings per share:
Basic earnings per share	$0.99	$0.74
Diluted earnings per share	$0.98	$0.73

Dividends per share	$0.15	$0.13
Weighted-average shares outstanding:
Basic	44,188	44,246
Diluted	44,678	44,860

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net earnings	$43,643	$32,547
Other comprehensive income
Foreign currency translation adjustments, net of tax (1)	$15,411	$11,224
Pension and postretirement adjustments, net of tax (2)	2,622	1,951
Other comprehensive income, net of tax	18,033	13,175
Comprehensive income	$61,676	$45,722

(1) The tax benefit included in other comprehensive income for foreign currency translation adjustments for the three months ended March 31, 2018 and 2017 was $0.7 million and $0.1 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three months ended March 31, 2018 and 2017 was $0.9 million and $1.2 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$396,518	$475,120
Receivables, net	518,784	494,923
Inventories, net	386,787	378,866
Other current assets	50,688	52,951
Total current assets	1,352,777	1,401,860
Property, plant, and equipment, net	385,287	390,235
Goodwill	1,099,450	1,096,329
Other intangible assets, net	322,856	329,668
Other assets	18,689	18,229
Total assets	$3,179,059	$3,236,321
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$982	$150
Accounts payable	165,413	185,176
Accrued expenses	102,602	150,406
Income taxes payable	8,810	4,564
Deferred revenue	217,959	214,891
Other current liabilities	45,519	35,810
Total current liabilities	541,285	590,997
Long-term debt	813,576	813,989
Deferred tax liabilities, net	58,486	49,360
Accrued pension and other postretirement benefit costs	67,984	121,043
Long-term portion of environmental reserves	14,681	14,546
Other liabilities	104,072	118,586
Total liabilities	1,600,084	1,708,521
Contingencies and commitments (Note 13)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 49,187,378 shares issued as of March 31, 2018 and December 31, 2017; outstanding shares were 44,235,280 as of March 31, 2018 and 44,123,519 as of December 31, 2017	49,187	49,187
Additional paid in capital	116,221	120,609
Retained earnings	1,979,051	1,944,324
Accumulated other comprehensive loss	(198,807)	(216,840)
Common treasury stock, at cost (4,952,098 shares as of March 31, 2018 and 5,063,859 shares as of December 31, 2017)	(366,677)	(369,480)
Total stockholders' equity	1,578,975	1,527,800
Total liabilities and stockholders' equity	$3,179,059	$3,236,321

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$43,643	$32,547
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	24,601	24,926
Gain on divestiture	(2,108)	—
Gain on fixed asset disposals	(697)	(38)
Deferred income taxes	7,806	(877)
Share-based compensation	4,591	3,364
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(2,451)	(7,373)
Inventories, net	(28,652)	(3,688)
Progress payments	(3,121)	(797)
Accounts payable and accrued expenses	(79,564)	(75,676)
Deferred revenue	6,410	3,743
Income taxes payable	1,407	(2,249)
Net pension and postretirement liabilities	(48,704)	(2,019)
Other current and long-term assets and liabilities	5,577	3,196
Net cash used for operating activities	(71,262)	(24,941)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	819	85
Acquisition of intangible assets	(1,500)	—
Additions to property, plant, and equipment	(8,971)	(10,374)
Acquisition of businesses, net of cash acquired	—	(239,372)
Net cash used for investing activities	(9,652)	(249,661)
Cash flows from financing activities:
Borrowings under revolving credit facilities	3,716	120
Payment of revolving credit facilities	(2,884)	(209)
Repurchases of common stock	(12,328)	(12,885)
Proceeds from share-based compensation	6,151	5,195
Other	(181)	(224)
Net cash used for financing activities	(5,526)	(8,003)
Effect of exchange-rate changes on cash	7,838	1,663
Net decrease in cash and cash equivalents	(78,602)	(280,942)
Cash and cash equivalents at beginning of period	475,120	553,848
Cash and cash equivalents at end of period	$396,518	$272,906
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$182	$1,370

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	214,891	—	—
Other comprehensive income, net of tax	—	—	—	74,916	—
Dividends paid	—	—	(24,740)	—	—
Restricted stock, net of tax	—	(12,104)	—	—	12,105
Stock options exercised, net of tax	—	(5,724)	—	—	19,902
Share-based compensation	—	11,191		—	381
Repurchase of common stock	—	—	—	—	(52,127)
Other	—	(2,237)	(734)	—	889
December 31, 2017	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
Cumulative effect from adoption of ASC 606	—	—	(2,274)	—	—
Net earnings	—	—	43,643	—	—
Other comprehensive income, net of tax	—	—	—	18,033	—
Dividends declared	—	—	(6,642)	—	—
Restricted stock	—	(6,828)	—	—	6,828
Stock options exercised	—	(1,237)	—	—	7,389
Share-based compensation	—	4,402	—	—	189
Repurchase of common stock	—	—	—	—	(12,328)
Other	—	(725)	—	—	725
March 31, 2018	$49,187	$116,221	$1,979,051	$(198,807)	$(366,677)

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the "Corporation" or the "Company") is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, power generation, and general industrial markets.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three month periods ended March 31, 2018 and 2017, there were no individual significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2017 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recent accounting pronouncements adopted

ASU 2014-09 - Revenue from Contracts with Customers - On January 1, 2018, the Corporation adopted ASC 606, Revenue from Contracts with Customers, and the related amendments (“new revenue standard”) using the modified retrospective method. The Corporation recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the retained earnings balance as of January 1, 2018. Comparative information for prior periods has not been restated and continues to be reported under the accounting standard in effect for those respective periods.

The cumulative effect from the adoption of the new revenue standard as of January 1, 2018 was as follows:

Balance Sheet (In thousands)	As of December 31, 2017	Adjustments due to ASU 2014-09	As of January 1, 2018
Receivables, net	$494,923	$18,363	$513,286
Inventories, net	378,866	(23,555)	355,311
Other assets	18,229	878	19,107
Deferred revenue	214,891	(2,040)	212,851
Retained earnings	1,944,324	(2,274)	1,942,050

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impact of adoption on the Corporation's Condensed Consolidated Statement of Earnings and Condensed Consolidated Balance Sheet was as follows:

	Three Months Ended March 31, 2018
Statement of Earnings (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Product sales	$444,687	$(2,034)	$442,653
Cost of product sales	299,311	368	299,679
Provision for income taxes	(17,334)	615	(16,719)
Net Income	$43,643	$(1,787)	$41,856

	As of March 31, 2018
Balance Sheet (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Receivables, net	$518,784	$(22,668)	$496,116
Inventories, net	386,787	23,270	410,057
Other assets	18,689	(878)	17,811
Income taxes payable	8,810	(615)	8,195
Deferred revenue	217,959	(148)	217,811
Retained earnings	1,979,051	487	1,979,538

ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - On January 1, 2018, the Corporation adopted the amendments to ASC 715 that improve the presentation of net periodic pension and postretirement benefit costs. The Corporation retrospectively adopted the presentation of service cost separate from the other components of net periodic costs and included it as a component of employee compensation cost in operating income. The interest cost, expected return on assets, amortization of prior service costs, and net actuarial gain/loss components of net periodic benefit costs have been reclassified from operating income to other income, net. Additionally, the Corporation elected to apply the practical expedient which allows it to reclassify amounts disclosed previously in Note 15 of the Corporation's 2017 Annual Report on Form 10-K as the basis for applying retrospective presentation for comparative periods.

The effect of the retrospective change on the Corporation's Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017, was as follows:

	Three Months Ended March 31, 2017
Statement of Earnings (In thousands)	Previously Reported	Adjustments Increase/(Decrease)	As Revised
Cost of product sales	$286,492	$3,118	$289,610
Cost of service sales	66,324	722	67,046
Research and development expenses	15,298	293	15,591
Selling expenses	28,953	505	29,458
General and administrative expenses	75,297	(1,103)	74,194
Other income, net	312	3,535	3,847

ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. On January 1, 2018, the Corporation adopted the amendments to ASC 805 which clarifies the definition of a business. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output. The adoption of this standard did not have a financial impact on the Condensed Consolidated Financial Statements.

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
Date of adoption: January 1, 2019
ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act). The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.

The Corporation is currently evaluating the impact of the adoption of this standard on its Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2019

Impact from the Tax Act

In accordance with Staff Bulletin No. 118, Income Tax Implications of the Tax Cuts and Jobs Act, the Corporation recognized the income tax effects of the Tax Act in its consolidated financial statements for the year ended December 31, 2017. During the three months ended March 31, 2018, the Corporation recorded additional provisional tax expense of $6.5 million for foreign withholding taxes associated with the Tax Act. The Corporation expects to finalize any provisional amounts associated with the Tax Act over the next nine months based on ongoing assessment of its tax positions and other relevant data.

2.           REVENUE

As discussed in Note 1, the Corporation accounts for revenues in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted as January 1, 2018 on a modified retrospective basis. Under ASC 606, revenue is recognized when control of a promised good and/or service is transferred to a customer in an amount that reflects the consideration that the Corporation expects to be entitled to in exchange for that good and/or service.

Performance Obligations

The Corporation identifies a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. As part of its assessment, the Corporation considers all goods and/or services promised in the contract, regardless of whether they are explicitly stated or implied by customary business practices. The Corporation’s contracts may contain either a single performance obligation, including the promise to transfer individual goods or services that are not separately distinct within the context of the respective contracts, or multiple performance obligations. For contracts with multiple performance obligations, the Corporation allocates the overall transaction price to each performance obligation using standalone selling prices, where available, or utilizes estimates for each distinct good or service in the contract where standalone prices are not available.

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis accounted for approximately 31% of total net sales for the three months ended March 31, 2018. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time accounted for approximately 69% of total net sales for the three months ended March 31, 2018. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.1 billion as of March 31, 2018, of which the Corporation expects to recognize approximately 88% as net sales over the next 12 -36 months. The remainder will be recognized thereafter.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

	Three Months Ended March 31,
Total Net Sales by End Market and Customer Type (In thousands)	2018	2017
Defense
Aerospace	$75,941	$65,293
Ground	22,011	19,737
Naval	102,782	90,970
Other	4,581	7,041
Total Defense Customers	$205,315	$183,041

Commercial
Aerospace	$99,404	$98,614
Power Generation	99,012	105,551
General Industrial	143,791	136,385
Total Commercial Customers	$342,207	$340,550

Total	$547,522	$523,591

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2018 included in the contract liabilities balance at the beginning of the year was approximately $36 million. Changes in contract assets and contract liabilities as of March 31, 2018, were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

No acquisitions were made during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Corporation acquired two businesses for an aggregate purchase price of $239 million, both of which are described in more detail below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for those acquisitions consummated during the three months ended March 31, 2017.

(In thousands)	2017
Accounts receivable	$5,020
Inventory	21,573
Property, plant, and equipment	4,598
Other current and non-current assets	2,815
Intangible assets	89,900
Current and non-current liabilities	(7,354)
Due from seller, net (1)	6,509
Net tangible and intangible assets	123,061
Purchase price, net of cash acquired	239,372
Goodwill	$116,311

Goodwill deductible for tax purposes	$116,311

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

The composition of receivables is as follows:

(In thousands)	March 31, 2018	December 31, 2017
Billed receivables:
Trade and other receivables	$344,310	$363,234
Less: Allowance for doubtful accounts	(7,725)	(7,486)
Net billed receivables	336,585	355,748
Unbilled receivables (Contract Assets):
Recoverable costs and estimated earnings not billed	202,893	160,727
Less: Progress payments applied	(20,694)	(21,552)
Net unbilled receivables	182,199	139,175
Receivables, net	$518,784	$494,923

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

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$206,004	$191,855
Work-in-process	75,204	73,937
Finished goods and component parts	117,241	114,307
Inventoried costs related to U.S. Government and other long-term contracts	53,477	65,150
Gross inventories	451,926	445,249
Less: Inventory reserves	(55,238)	(54,638)
Progress payments applied, principally related to long-term contracts	(9,901)	(11,745)
Inventories, net	$386,787	$378,866

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $43.1 million and $35.0 million as of March 31, 2018 and December 31, 2017, respectively. These capitalized costs will be liquidated as control of production units is transferred to the customer. As of March 31, 2018 and December 31, 2017, $8.6 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

(In thousands)	Commercial/ Industrial	Defense	Power	Consolidated
December 31, 2017	$448,531	$460,332	$187,466	$1,096,329
Adjustments	—	(1,439)	—	(1,439)
Foreign currency translation adjustment	2,907	1,734	(81)	4,560
March 31, 2018	$451,438	$460,627	$187,385	$1,099,450

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2018			December 31, 2017
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$244,292	$(116,671)	$127,621	$243,440	$(114,036)	$129,404
Customer related intangibles	365,149	(182,629)	182,520	367,230	(180,580)	186,650
Other intangible assets	40,749	(28,034)	12,715	40,640	(27,026)	13,614
Total	$650,190	$(327,334)	$322,856	$651,310	$(321,642)	$329,668

Total intangible amortization expense for both the three months ended March 31, 2018 and 2017 was $9.6 million.  The estimated amortization expense for the five years ending December 31, 2018 through 2022 is $38.7 million, $36.9 million, $34.9 million, $33.1 million, and $30.5 million, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017, the fair values of the asset and liability derivative instruments are immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The location and amount of (gains) and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2018	2017
Forward exchange contracts:
General and administrative expenses	$(353)	$707

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2018.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	100,000	101,165	100,000	102,472
3.70% Senior notes due 2023	225,000	225,407	225,000	228,783
3.85% Senior notes due 2025	100,000	100,123	100,000	102,164
4.24% Senior notes due 2026	200,000	203,790	200,000	208,873
4.05% Senior notes due 2028	75,000	74,972	75,000	76,997
4.11% Senior notes due 2028	100,000	100,424	100,000	103,226
Other debt	982	982	150	150
Total debt	800,982	806,863	800,150	822,665
Debt issuance costs, net	(796)	(796)	(831)	(831)
Unamortized interest rate swap proceeds	14,372	14,372	14,820	14,820
Total debt, net	$814,558	$820,439	$814,139	$836,654

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2017 Annual Report on Form 10-K filed with the SEC.

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Service cost	$6,506	$6,471
Interest cost	6,534	6,219
Expected return on plan assets	(14,716)	(13,285)
Amortization of prior service cost	(63)	(25)
Amortization of unrecognized actuarial loss	3,906	3,581
Net periodic benefit cost	$2,167	$2,961

During the three months ended March 31, 2018, the Corporation made a $50 million contribution to the Curtiss-Wright Pension Plan. The Corporation does not expect to make any further contributions in 2018. Contributions to the foreign benefit plans are not expected to be material in 2018.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation.  During the three months ended March 31, 2018 and 2017, the expense relating to the plan was $4.2 million and $3.7 million, respectively.  The Corporation made $9.2 million in contributions to the plan for the first quarter of 2018, and expects to make total contributions of $14.0 million in 2018.

10.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Basic weighted-average shares outstanding	44,188	44,246
Dilutive effect of stock options and deferred stock compensation	490	614
Diluted weighted-average shares outstanding	44,678	44,860

For the three months ended March 31, 2018, there were no anti-dilutive equity-based awards. For the three months ended March 31, 2017, approximately 38,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

11.           SEGMENT INFORMATION

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net sales
Commercial/Industrial	$296,753	$279,056
Defense	120,883	114,837
Power	132,158	130,595
Less: Intersegment revenues	(2,272)	(897)
Total consolidated	$547,522	$523,591

Operating income (expense)
Commercial/Industrial	$39,225	$30,552
Defense	19,728	11,097
Power	15,342	15,545
Corporate and eliminations (1)	(9,797)	(9,502)
Total consolidated	$64,498	$47,692

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Total operating income	$64,498	$47,692
Interest expense	8,204	10,377
Other income, net	4,683	3,847
Earnings before income taxes	$60,977	$41,162

(In thousands)	March 31, 2018	December 31, 2017
Identifiable assets
Commercial/Industrial	$1,476,555	$1,444,097
Defense	1,055,115	1,044,776
Power	487,278	482,753
Corporate and Other	160,111	264,695
Total consolidated	$3,179,059	$3,236,321

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive loss before reclassifications (1)	77,942	(10,831)	67,111
Amounts reclassified from accumulated other comprehensive loss (1)	—	7,805	7,805
Net current period other comprehensive loss	77,942	(3,026)	74,916
December 31, 2017	$(94,708)	$(122,132)	$(216,840)
Other comprehensive income (loss) before reclassifications (1)	15,411	(145)	15,266
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	2,767	2,767
Net current period other comprehensive income	15,411	2,622	18,033
March 31, 2018	$(79,297)	$(119,510)	$(198,807)

(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	227	(1)
Amortization of actuarial losses	(3,898)	(1)
	(3,671)	Total before tax
	904	Income tax
Total reclassifications	$(2,767)	Net of tax

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Westinghouse Bankruptcy

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York (the Court), Case No. 17-10751.  The Court overseeing the Bankruptcy Case approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P (Brookfield) for approximately $4.6 billion with the acquisition expected to close in the third quarter of 2018. On March 27, 2018, the Court approved the sale to Brookfield. The acquisition is not expected to have a material impact on the Corporation’s financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

The Corporation had approximately $2.9 million in pre-petition billings outstanding with WEC as of March 31, 2018. On March 27, 2018, the Court approved WEC's Plan of Reorganization, whereby the Corporation is expected to recover substantially all of its general unsecured claims inclusive of pre-petition billings. As it relates to post-petition work, the Corporation will continue to honor its executory contracts and expects to collect all amounts due.  The Corporation will continue to monitor and evaluate the status of the WEC bankruptcy for potential impacts on its business.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2018 and December 31, 2017, there were $20.7 million and $21.3 million of stand-by letters of credit outstanding, respectively, and $15.0 million and $14.6 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the WEC AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2018, the Corporation has not met certain contractual delivery dates under its AP 1000 contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of March 31, 2018. As of March 31, 2018, the range of possible loss is $0 million to $31 million for the AP1000 U.S. contract, for a total range of possible loss is $0 million to $55.5 million.

14. SUBSEQUENT EVENTS

On April 2, 2018, the Corporation acquired the assets of the Dresser-Rand Government Business (Dresser-Rand) for $212.5 million in cash. Dresser-Rand operates as a business unit of Siemens Government Technologies, which is a wholly-owned U.S. subsidiary of Siemens AG in Germany. Dresser-Rand is a leading designer and manufacturer of mission-critical, high-speed rotating equipment solutions and also acts as the sole supplier of steam turbines and main engine guard valves on all aircraft carrier programs. The acquired business will operate within the Corporation's Power segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a global, diversified, industrial provider of highly engineered and technologically advanced products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, including the commercial aerospace, defense, power generation, and general industrial markets. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 40% of our 2018 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2018. The financial information as of March 31, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings	Three Months Ended
	March 31,
(In thousands)	2018	2017	% change
Sales
Commercial/Industrial	$296,641	$278,822	6%
Defense	118,901	114,662	4%
Power	131,980	130,107	1%
Total sales	$547,522	$523,591	5%

Operating income
Commercial/Industrial	$39,225	$30,552	28%
Defense	19,728	11,097	78%
Power	15,342	15,545	(1%)
Corporate and eliminations	(9,797)	(9,502)	(3%)
Total operating income	$64,498	$47,692	35%

Interest expense	8,204	10,377	(21%)
Other income, net	4,683	3,847	22%
Earnings before income taxes	60,977	41,162	48%

Provision for income taxes	(17,334)	(8,615)	101%
Net earnings	$43,643	$32,547	34%

New orders	$604,903	$644,276	(6%)

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2018 vs. 2017
	Sales	Operating Income
Organic	3%	37%
Acquisitions	—%	—%
Foreign currency	2%	(2%)
Total	5%	35%

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Sales for the first three months of 2018 increased $24 million to $548 million, compared with the same period in 2017.  On a segment basis, sales from the Commercial/Industrial segment, Defense segment, and Power segment increased $18 million, $4 million, and $2 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section.

Operating income during the first quarter of 2018 increased $17 million, or 35%, to $64 million, and operating margin increased 270 basis points, to 11.8%, from the comparable prior year period.  The increases in operating income and operating margin are primarily attributable to higher sales volumes of our industrial vehicles and surface treatment services in the Commercial/Industrial segment, the benefits of our ongoing margin improvement initiatives, and improved profitability in the Defense segment as we moved beyond first year purchase accounting costs from our TTC acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-segment operating expense of $10 million was essentially flat compared to the prior period.

Interest expense in the first quarter of 2018 decreased $2 million, or 21%, to $8 million from the comparable prior year period, primarily due to maturation of the $150 million 5.51% Senior Notes, which were repaid in full on December 1, 2017.

The effective tax rates for the 3 months ended March 31, 2018 and 2017 were 28.4% and 20.9%, respectively. The increase in the effective tax rate during the current period was primarily due to additional provisional tax expense associated with the 2017 Tax Cuts and Jobs Act (the Tax Act) for foreign withholding taxes as well as the elimination of the Section 199 manufacturers’ deduction. These increases were partially offset by the current period reduction of the U.S. corporate income tax rate from 35% to 21%.

Comprehensive income in the first quarter of 2018 was $62 million, compared to comprehensive income of $46 million in the comparable prior year period. The change was primarily due to the following:

•	Net earnings increased $11 million, as higher operating income of $17 million was partially offset by an increase in the effective tax rate during the current period.

•
Foreign currency translation adjustments during the current period resulted in a $15 million comprehensive gain, compared to a $11 million comprehensive gain in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound, partially offset by decreases in the Canadian dollar.

•	Pension and postretirement adjustments within comprehensive income of $3 million were essentially flat against the comparable prior year period.

New orders in the first quarter of 2018 decreased $39 million to $605 million, as compared to the prior year period. This decrease was primarily due to a prior period government order for the CVN-80 aircraft carrier in the Power segment. New orders in both the Commercial/Industrial and Defense segments were essentially flat.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2018	2017	% change
Sales	$296,641	$278,822	6%
Operating income	39,225	30,552	28%
Operating margin	13.2%	11.0%	220	bps
New orders	$329,278	$327,907	—%

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2018 vs. 2017
	Sales	Operating Income
Organic	4%	28%
Acquisitions	—%	—%
Foreign currency	2%	—%
Total	6%	28%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales during the first quarter of 2018 increased $18 million, or 6%, to $297 million over the comparable prior year period. In the general industrial market, sales increased $5 million primarily due to higher demand for our industrial vehicle products. Sales in the naval defense market benefited $6 million primarily from higher production levels on CVN-80 pumps. Aerospace defense sales increased $7 million primarily due to higher sales of actuation systems on fighter jets. Sales in the commercial aerospace market were flat as higher sales of sensors, actuation systems, and surface treatment services were offset by prior year, one-time FAA directive revenues which did not recur. Favorable foreign currency translation benefited sales $7 million.

Operating income during the first quarter of 2018 increased $9 million, or 28%, to $39 million, and operating margin increased 220 basis points from the comparable prior year period to 13.2%. The increases in operating income and operating margin were primarily due to ongoing margin improvement initiatives and higher sales volumes of our industrial vehicles and surface treatment services.

New orders increased $1 million in the first quarter of 2018 from the comparable prior year period, as higher demand for surface treatment services was essentially offset by the timing of naval defense and aerospace defense orders.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2018	2017	% change
Sales	$118,901	$114,662	4%
Operating income	19,728	11,097	78%
Operating margin	16.6%	9.7%	690	bps
New orders	$133,889	$133,973	—%

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2018 vs. 2017
	Sales	Operating Income
Organic	2%	85%
Acquisitions	—%	—%
Foreign currency	2%	(7%)
Total	4%	78%

Sales in the Defense segment are primarily generated from the defense market, and to a lesser extent, the commercial aerospace and general industrial markets.

Sales during the first quarter of 2018 increased $4 million, or 4%, to $119 million, from the comparable prior year period. In the aerospace defense market, increased demand for data acquisition and flight test equipment was partially offset by declines in helicopter and unmanned aerial vehicle (UAV) production. In the ground defense market, we experienced higher domestic vehicle product sales, most notably on the G/ATOR program.

Operating income during the first quarter of 2018 increased $9 million, or 78%, to $20 million, and operating margin increased 690 basis points from the comparable prior year period to 16.6%. The increases in operating income and operating

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

margin were primarily due to the benefits of our ongoing margin improvement initiatives and increased profitability as we moved beyond first year purchase accounting costs from our TTC acquisition.

New orders in the first quarter of 2018 were flat compared to the prior year period.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended
	March 31,
(In thousands)	2018	2017	% change
Sales	$131,980	$130,107	1%
Operating income	15,342	15,545	(1%)
Operating margin	11.6%	11.9%	(30	bps)
New orders	$141,736	$182,396	(22%)

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2018 vs. 2017
	Sales	Operating Income
Organic	1%	(1%)
Acquisitions	—%	—%
Foreign currency	—%	—%
Total	1%	(1%)

Sales in the Power segment are primarily generated from the power generation and naval defense markets.

Sales during the first quarter of 2018 increased $2 million, or 1%, to $132 million from the comparable prior year period. Sales in the naval defense market benefited $8 million primarily due to higher aircraft carrier program revenues. Within the power generation market, lower production volumes of $11 million on the AP1000 U.S. program were partially offset by higher aftermarket sales supporting currently operating nuclear reactors and higher production revenues on the AP1000 China Direct program.

Operating income of $15 million during the first quarter was essentially flat compared to the prior year period, and operating margin decreased 30 basis points to 11.6%. This performance reflects reduced profitability in the nuclear aftermarket business and lower revenues on the AP1000 U.S. program, partially offset by higher production and profitability on the AP1000 China Direct program.

New orders decreased $41 million in the first quarter of 2018 from the comparable prior year period, primarily due to a government order for pumps on the CVN-80 aircraft carrier received in the prior year.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market	Three Months Ended
	March 31,
(In thousands)	2018	2017	% change
Defense markets
Aerospace	$75,941	$65,293	16%
Ground	22,011	19,737	12%
Naval	102,782	90,970	13%
Other	4,581	7,041	(35)%
Total Defense	$205,315	$183,041	12%

Commercial markets
Aerospace	$99,404	$98,614	1%
Power Generation	99,012	105,551	(6%)
General Industrial	143,791	136,385	5%
Total Commercial	$342,207	$340,550	—%

Total Curtiss-Wright	$547,522	$523,591	5%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.
Defense market sales increased $22 million, or 12%, to $205 million from the comparable prior year period, primarily due to higher sales in the aerospace defense and naval defense markets. Aerospace defense sales increased primarily due to higher demand of $5 million for data acquisition and flight test equipment and higher sales of actuation systems on fighter jets. Within the naval defense market, sales benefited from higher aircraft carrier program revenues of $9 million.

Commercial market sales increased $2 million, or less than 1%, to $342 million, from the comparable prior year period. In the general industrial market, we experienced increased demand of $7 million for our industrial vehicle products. Within the power generation market, lower production volumes of $11 million on the AP1000 U.S. program were partially offset by higher aftermarket sales supporting currently operating nuclear reactors and higher production revenues on the AP1000 China Direct program.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net Cash provided by (used in):
Operating activities	$(71,262)	$(24,941)
Investing activities	(9,652)	(249,661)
Financing activities	(5,526)	(8,003)
Effect of exchange-rate changes on cash	7,838	1,663
Net decrease in cash and cash equivalents	(78,602)	(280,942)

Net cash used in operating activities increased $46 million from the comparable prior year period. The increase is primarily due to a voluntary pension contribution of $50 million during the current period.

Net cash used in investing activities decreased $240 million from the comparable prior year period, primarily due to prior year acquisitions. The Corporation acquired two businesses during the three months ended March 31, 2017 for approximately $239 million, net of cash acquired.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.7% and 4.0% for the three months ended March 31, 2018 and March 31, 2017, respectively. The Corporation's average debt outstanding was $800 million and $950 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Revolving Credit Agreement

As of March 31, 2018, the Corporation had no borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the "Credit Agreement" or "credit facility") and $21 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of March 31, 2018 was $479 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first three months of 2018, the Corporation used $12 million of cash to repurchase approximately 95,000 outstanding shares under its share repurchase program. During the first quarter of 2017, the Corporation used $13 million of cash to repurchase approximately 133,000 outstanding shares.

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

Debt Compliance

As of the date of this report, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization limit of 60%. The debt to capitalization limit is a measure of our indebtedness (as defined per the notes purchase agreement and credit facility) to capitalization, where capitalization equals debt plus equity, and is the same for and applies to all of our debt agreements and credit facility. As of March 31, 2018, we had the ability to borrow additional debt of $1.4 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2017 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 22, 2018, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, refer above to Note 2 in the Notes to Condensed Consolidated Financial Statements for our revised accounting policy on revenue recognition, which became effective on January 1, 2018.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2018.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2017 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

As of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2018, we implemented changes to our accounting processes and procedures in response to the adoption of ASC 606, Revenue from Contracts with Customers, which became effective on January 1, 2018. However, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York (the Court), Case No. 17-10751.  The Court overseeing the Bankruptcy Case approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P. (Brookfield) for approximately $4.6 billion, with the acquisition expected to close in the third quarter of 2018. On March 27, 2018, the Court approved the sale to Brookfield. The acquisition is not expected to have a material impact on our financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

We have approximately $2.9 million in pre-petition billings outstanding with WEC as of March 31, 2018. On March 27, 2018, the Court approved WEC's Plan of Reorganization, whereby we are expected to recover substantially all of our general unsecured claims inclusive of pre-petition billings. As it relates to our post-petition work, we will continue to honor our executory contracts and expect to collect all amounts due.  We will continue to monitor and evaluate the status of the WEC bankruptcy for potential impacts on our business.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2018. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2017 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2018.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	33,910	$127.71	33,910	$145,060,942
February 1 - February 28	30,001	126.62	63,911	141,262,196
March 1 - March 31	30,877	135.99	94,788	137,063,292
For the quarter ended	94,788	$130.06	94,788	137,063,292
On November 30, 2017, the Corporation authorized $50 million of share repurchases for fiscal 2018. Under the current program, shares may be purchased on the open market, in privately negotiated transactions, and under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2018.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2018 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2017 Annual Report on Form 10-K.

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
Dated: May 3, 2018