Form 10-Q
period 2018-06-30
CURTISS WRIGHT CORP
filed 2018-07-26
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

or

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

Yes  ☒                        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, par value $1.00 per share: 43,981,463 shares (as of June 30, 2018).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net sales
Product sales	$511,676	$459,774	$956,363	$883,003
Service sales	108,622	107,879	211,457	208,241
Total net sales	620,298	567,653	1,167,820	1,091,244
Cost of sales
Cost of product sales	324,184	302,794	623,495	592,404
Cost of service sales	69,614	69,849	136,634	136,895
Total cost of sales	393,798	372,643	760,129	729,299
Gross profit	226,500	195,010	407,691	361,945
Research and development expenses	15,054	15,788	30,995	31,379
Selling expenses	32,665	29,055	64,185	58,513
General and administrative expenses	76,705	70,435	145,937	144,629
Operating income	102,076	79,732	166,574	127,424
Interest expense	9,566	10,750	17,770	21,127
Other income, net	3,971	3,729	8,654	7,576
Earnings before income taxes	96,481	72,711	157,458	113,873
Provision for income taxes	(21,693)	(22,061)	(39,027)	(30,676)
Net earnings	$74,788	$50,650	$118,431	$83,197

Net earnings per share:
Basic earnings per share	$1.69	$1.15	$2.68	$1.88
Diluted earnings per share	$1.68	$1.13	$2.66	$1.86

Dividends per share	0.15	0.13	0.30	0.26
Weighted-average shares outstanding:
Basic	44,124	44,213	44,144	44,221
Diluted	44,553	44,807	44,604	44,825

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$74,788	$50,650	$118,431	$83,197
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(43,771)	$32,677	$(28,360)	$43,901
Pension and postretirement adjustments, net of tax (2)	3,062	1,743	5,684	3,694
Other comprehensive income (loss), net of tax	(40,709)	34,420	(22,676)	47,595
Comprehensive income	$34,079	$85,070	$95,755	$130,792

(1) The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and six months ended June 30, 2018 was $2.0 million and $1.2 million, respectively. The tax expense included in other comprehensive income for foreign currency translation adjustments for the three and six months ended June 30, 2017 was $1.1 million and $1.2 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2018 was $0.9 million and $1.8 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2017 was $1.2 million and $2.5 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$218,898	$475,120
Receivables, net	575,142	494,923
Inventories, net	436,250	378,866
Other current assets	53,953	52,951
Total current assets	1,284,243	1,401,860
Property, plant, and equipment, net	374,995	390,235
Goodwill	1,103,562	1,096,329
Other intangible assets, net	449,096	329,668
Other assets	18,292	18,229
Total assets	$3,230,188	$3,236,321
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$959	$150
Accounts payable	179,566	185,176
Accrued expenses	131,263	150,406
Income taxes payable	4,957	4,564
Deferred revenue	231,187	214,891
Other current liabilities	47,752	35,810
Total current liabilities	595,684	590,997
Long-term debt	813,150	813,989
Deferred tax liabilities, net	56,143	49,360
Accrued pension and other postretirement benefit costs	65,698	121,043
Long-term portion of environmental reserves	14,757	14,546
Other liabilities	108,660	118,586
Total liabilities	1,654,092	1,708,521
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 49,187,378 shares issued as of June 30, 2018 and December 31, 2017; outstanding shares were 43,981,463 as of June 30, 2018 and 44,123,519 as of December 31, 2017	49,187	49,187
Additional paid in capital	119,025	120,609
Retained earnings	2,047,250	1,944,324
Accumulated other comprehensive loss	(239,516)	(216,840)
Common treasury stock, at cost (5,205,915 shares as of June 30, 2018 and 5,063,859 shares as of December 31, 2017)	(399,850)	(369,480)
Total stockholders’ equity	1,576,096	1,527,800
Total liabilities and stockholders’ equity	$3,230,188	$3,236,321

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$118,431	$83,197
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	51,257	49,961
Gain on divestitures	(2,149)	—
Gain on fixed asset disposals	(897)	(197)
Deferred income taxes	5,554	(1,750)
Share-based compensation	7,801	6,016
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	(57,522)	(27,246)
Inventories, net	(43,625)	534
Progress payments	6,718	(1,316)
Accounts payable and accrued expenses	(38,621)	(48,229)
Deferred revenue	17,865	11,171
Income taxes payable	(7,712)	(13,217)
Pension and postretirement liabilities, net	(48,265)	1,041
Other current and long-term assets and liabilities	17,850	967
Net cash provided by operating activities	26,685	60,932
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	4,328	349
Consideration from divestitures	(268)	—
Acquisition of intangible assets	(1,500)	—
Additions to property, plant, and equipment	(19,852)	(23,288)
Acquisition of businesses, net of cash acquired	(212,737)	(232,630)
Additional consideration paid on prior year acquisitions	(460)	—
Net cash used for investing activities	(230,489)	(255,569)
Cash flows from financing activities:
Borrowings under revolving credit facility	367,762	2,736
Payment of revolving credit facility	(366,953)	(2,584)
Repurchases of common stock	(46,115)	(26,454)
Proceeds from share-based compensation	6,360	5,374
Dividends paid	(6,623)	(5,757)
Other	(365)	(336)
Net cash used for financing activities	(45,934)	(27,021)
Effect of exchange-rate changes on cash	(6,484)	10,521
Net decrease in cash and cash equivalents	(256,222)	(211,137)
Cash and cash equivalents at beginning of period	475,120	553,848
Cash and cash equivalents at end of period	$218,898	$342,711
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$425	$1,641
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	214,891	—	—
Other comprehensive loss, net of tax	—	—	—	74,916	—
Dividends paid	—	—	(24,740)	—	—
Restricted stock	—	(12,104)	—	—	12,105
Stock options exercised	—	(5,724)	—	—	19,902
Share-based compensation	—	11,191		—	381
Repurchase of common stock	—	—	—	—	(52,127)
Other	—	(2,237)	(734)	—	889
December 31, 2017	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
Cumulative effect from adoption of ASC 606	—	—	(2,274)	—	—
Net earnings	—	—	118,431	—	—
Other comprehensive income, net of tax	—	—	—	(22,676)	—
Dividends declared	—	—	(13,231)	—	—
Restricted stock	—	(6,923)	—	—	6,923
Stock options exercised	—	(1,535)	—	—	7,896
Share-based compensation	—	7,599	—	—	201
Repurchase of common stock	—	—	—	—	(46,115)
Other	—	(725)	—	—	725
June 30, 2018	$49,187	$119,025	$2,047,250	$(239,516)	$(399,850)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts under the percentage-of-completion accounting methods, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2018 and 2017, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The impact of adoption on the Corporation's Condensed Consolidated Statement of Earnings and Condensed Consolidated Balance Sheet was as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2018
Statement of Earnings (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Product sales	$511,676	$(5,477)	$506,199
Cost of product sales	324,184	(4,095)	320,089
Provision for income taxes	(21,693)	371	(21,322)
Net Income	$74,788	$(1,011)	$73,777

	Six Months Ended June 30, 2018
Statement of Earnings (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Product sales	$956,363	$(7,511)	$948,852
Cost of product sales	623,495	(3,727)	619,768
Provision for income taxes	(39,027)	986	(38,041)
Net Income	$118,431	$(2,798)	$115,633

	As of June 30, 2018
Balance Sheet (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Receivables, net	$575,142	$(26,158)	$548,984
Inventories, net	436,250	27,557	463,807
Other assets	18,292	(879)	17,413
Income taxes payable	4,957	(983)	3,974
Deferred revenue	231,187	2,029	233,216
Retained earnings	2,047,250	(526)	2,046,724

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

The effect of the retrospective change on the Corporation's Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017, was as follows:

	Three Months Ended June 30, 2017
Statement of Earnings (In thousands)	Previously Reported	Adjustments Increase/(Decrease)	As Revised
Cost of product sales	$299,739	$3,055	$302,794
Cost of service sales	69,144	705	69,849
Research and development expenses	15,501	287	15,788
Selling expenses	28,560	495	29,055
General and administrative expenses	71,438	(1,003)	70,435
Other income, net	190	3,539	3,729

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2017
Statement of Earnings (In thousands)	Previously Reported	Adjustments Increase/(Decrease)	As Revised
Cost of product sales	$586,231	$6,173	$592,404
Cost of service sales	135,468	1,427	136,895
Research and development expenses	30,799	580	31,379
Selling expenses	57,513	1,000	58,513
General and administrative expenses	146,735	(2,106)	144,629
Other income, net	502	7,074	7,576

ASU 2017-01, Business Combinations - Clarifying the Definition of a Business - On January 1, 2018, the Corporation adopted the amendments to ASC 805 which clarify the definition of a business. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

Recent accounting pronouncements to be adopted

Standard	Description	Effect on the condensed consolidated financial statements
ASU 2016-02 Leases
In February 2016, the FASB issued final guidance that will require lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.

The adoption of this standard is expected to result in an increase of approximately $130 million to $140 million in total assets and total liabilities in the Corporation’s Condensed Consolidated Balance sheet as the Corporation is required to recognize a right-of-use asset and lease liability for all leases greater than 12 months. However, the standard is not expected to have a material impact on the Corporation’s cash flows or results of operations.

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
Date of adoption: January 1, 2019
ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.

The Corporation does not expect the adoption of this standard to have a material impact on its Condensed Consolidated Financial Statements.
Date of adoption: January 1, 2019

Impact from the Tax Act

In accordance with Staff Bulletin No. 118, Income Tax Implications of the Tax Cuts and Jobs Act, the Corporation recognized the income tax effects of the Tax Act in its consolidated financial statements for the year ended December 31, 2017. During the six months ended June 30, 2018, the Corporation recorded additional provisional tax expense of $6.5 million for foreign

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

withholding taxes associated with the Tax Act. The Corporation expects to finalize any provisional amounts associated with the Tax Act over the next six months based on ongoing assessment of its tax positions and other relevant data.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis for both the three months and six months ended June 30, 2018 accounted for approximately 31% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time for both the three months and six months ended June 30, 2018 accounted for approximately 69% of total net sales. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of June 30, 2018, of which the Corporation expects to recognize approximately 86% as net sales over the next 12 -36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Defense
Aerospace	$98,268	$89,367	$174,209	$154,661
Ground	20,272	17,515	42,282	37,251
Naval	132,005	100,048	234,786	191,018
Other	3,422	5,964	8,004	13,006
Total Defense Customers	$253,967	$212,894	$459,281	$395,936

Commercial
Aerospace	$104,617	$100,353	$204,021	$198,966
Power Generation	102,075	114,773	201,087	220,324
General Industrial	159,639	139,633	303,431	276,018
Total Commercial Customers	$366,331	$354,759	$708,539	$695,308

Total	$620,298	$567,653	$1,167,820	$1,091,244

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the six months ended June 30, 2018 included in the contract liabilities balance at the beginning of the year was approximately $113 million. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

3.           ACQUISITIONS

The Corporation continually evaluates potential acquisitions that either strategically fit within the Corporation’s existing portfolio or expand the Corporation’s portfolio into new product lines or adjacent markets.  The Corporation has completed a number of acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Corporation's financial statements.  This goodwill arises because the acquisition purchase price reflects the future earnings and cash flow potential in excess of the earnings and cash flows attributable to the current product and customer set at the time of acquisition.  Thus, goodwill inherently includes the know-how of the assembled workforce, the ability of the workforce to further improve the technology and product offerings, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

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

During the six months ended June 30, 2018, the Corporation acquired one business for an aggregate purchase price of $213 million, which is described in more detail below. During the six months ended June 30, 2017, the Corporation acquired two businesses for an aggregate purchase price of $233 million, which are described in more detail below.

The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2018 includes $22 million of total net sales and $3 million of net losses from the Corporation's 2018 acquisition. The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2017 includes $25 million of total net sales and $4 million of net losses from the Corporation's 2017 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended June 30, 2018 and 2017.

(In thousands)	2018	2017
Accounts receivable	$8,143	$5,020
Inventory	49,508	22,702
Property, plant, and equipment	3,203	4,598
Other current and non-current assets	47	2,815
Intangible assets	141,100	88,900
Current and non-current liabilities	(6,734)	(7,163)
Due to seller, net	—	(509)
Net tangible and intangible assets	195,267	116,363
Purchase price, net of cash acquired	212,737	232,630
Goodwill	$17,470	$116,267

Goodwill deductible for tax purposes	$17,470	$116,267

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2018 Acquisitions

Dresser-Rand Government Business (DRG)

On April 2, 2018, the Corporation acquired certain assets and assumed certain liabilities of DRG for $212.7 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type. DRG is a designer and manufacturer of mission-critical, high-speed rotating equipment solutions and also acts as the sole supplier of steam turbines and main engine guard valves on all aircraft carrier programs. The acquired business operates within the Corporation's Power segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Billed receivables:
Trade and other receivables	$389,249	$363,234
Less: Allowance for doubtful accounts	(9,039)	(7,486)
Net billed receivables	380,210	355,748
Unbilled receivables (Contract Assets):
Recoverable costs and estimated earnings not billed	215,895	160,727
Less: Progress payments applied	(20,963)	(21,552)
Net unbilled receivables	194,932	139,175
Receivables, net	$575,142	$494,923

5.           INVENTORIES

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

The composition of inventories is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$213,306	$191,855
Work-in-process	97,420	73,937
Finished goods	152,915	114,307
Inventoried costs related to U.S. Government and other long-term contracts	51,733	65,150
Gross inventories	515,374	445,249
Less: Inventory reserves	(60,383)	(54,638)
Progress payments applied, principally related to long-term contracts	(18,741)	(11,745)
Inventories, net	$436,250	$378,866

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $45.3 million and $35.0 million as of June 30, 2018 and December 31, 2017, respectively. These capitalized costs will be liquidated as units are produced.  As of June 30, 2018 and December 31, 2017, $19.6 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2017	$448,531	$460,332	$187,466	$1,096,329
Acquisitions	—	—	17,470	17,470
Adjustments	—	(1,594)	—	(1,594)
Foreign currency translation adjustment	(3,224)	(5,283)	(136)	(8,643)
June 30, 2018	$445,307	$453,455	$204,800	$1,103,562

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2018			December 31, 2017
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$240,101	$(118,477)	$121,624	$243,440	$(114,036)	$129,404
Customer related intangibles	362,015	(185,281)	176,734	367,230	(180,580)	186,650
Programs (1)	139,000	(1,738)	137,262	—	—	—
Other intangible assets	42,114	(28,638)	13,476	40,640	(27,026)	13,614
Total	$783,230	$(334,134)	$449,096	$651,310	$(321,642)	$329,668

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the six months ended June 30, 2018, the Corporation acquired intangible assets of $141.1 million. The Corporation acquired Programs of $139.0 million, Customer-related intangibles of $1.8 million, and Other intangible assets of $0.3 million, which have a weighted average amortization period of 20.0 years, 10.4 years, and 8.0 years, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total intangible amortization expense for the six months ended June 30, 2018 was $21.1 million as compared to $19.1 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2018 through 2022 is $43.6 million, $43.5 million, $41.6 million, $39.8 million, and $37.3 million, respectively.

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

Effects on Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

For the three and six months ended June 30, 2018 and 2017, the gains or losses recognized in income on forward exchange derivative contracts not designated for hedge accounting were immaterial.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2018.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	100,000	100,451	100,000	102,472
3.70% Senior notes due 2023	225,000	224,066	225,000	228,783
3.85% Senior notes due 2025	100,000	99,603	100,000	102,164
4.24% Senior notes due 2026	200,000	202,779	200,000	208,873
4.05% Senior notes due 2028	75,000	74,636	75,000	76,997
4.11% Senior notes due 2028	100,000	99,956	100,000	103,226
Other debt	959	959	150	150
Total debt	800,959	802,450	800,150	822,665
Debt issuance costs, net	(774)	(774)	(831)	(831)
Unamortized interest rate swap proceeds	13,924	13,924	14,820	14,820
Total debt, net	$814,109	$815,600	$814,139	$836,654

9.           PENSION PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2017 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$6,495	$6,474	$13,001	$12,945
Interest cost	6,521	6,236	13,055	12,455
Expected return on plan assets	(14,695)	(13,310)	(29,411)	(26,595)
Amortization of prior service cost	(62)	(26)	(125)	(51)
Amortization of unrecognized actuarial loss	3,903	3,585	7,809	7,166
Net periodic benefit cost	$2,162	$2,959	$4,329	$5,920

During the six months ended June 30, 2018, the Corporation made a $50 million contribution to the Curtiss-Wright Pension Plan, and does not expect to make any further contributions in 2018. Contributions to the foreign benefit plans are not expected to be material in 2018.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation. During the six months ended June 30, 2018 and 2017, the expense relating to the plan was $7.4 million and $6.8 million, respectively. The Corporation made $10.8 million in contributions to the plan during the six months ended June 30, 2018, and expects to make total contributions of $14.0 million in 2018.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	44,124	44,213	44,144	44,221
Dilutive effect of stock options and deferred stock compensation	429	594	460	604
Diluted weighted-average shares outstanding	44,553	44,807	44,604	44,825

For the three and six months ended June 30, 2018, there were no anti-dilutive equity-based awards. For the three and six months ended June 30, 2017, approximately 38,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Commercial/Industrial	$312,605	$291,856	$609,358	$570,912
Defense	148,085	127,399	268,968	242,236
Power	162,049	149,970	294,207	280,565
Less: Intersegment revenues	(2,441)	(1,572)	(4,713)	(2,469)
Total consolidated	$620,298	$567,653	$1,167,820	$1,091,244

Operating income (expense)
Commercial/Industrial	$51,736	$43,620	$90,961	$74,172
Defense	38,641	21,128	58,369	32,225
Power	19,201	23,875	34,543	39,420
Corporate and eliminations (1)	(7,502)	(8,891)	(17,299)	(18,393)
Total consolidated	$102,076	$79,732	$166,574	$127,424

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2018	2017	2018	2017
Total operating income	$102,076	$79,732	$166,574	$127,424
Interest expense	9,566	10,750	17,770	21,127
Other income, net	3,971	3,729	8,654	7,576
Earnings before income taxes	$96,481	$72,711	$157,458	$113,873

(In thousands)	June 30, 2018	December 31, 2017
Identifiable assets
Commercial/Industrial	$1,425,220	$1,444,097
Defense	988,651	1,044,776
Power	709,066	482,753
Corporate and Other	107,251	264,695
Total consolidated	$3,230,188	$3,236,321

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive income (loss) before reclassifications (1)	77,942	(10,831)	67,111
Amounts reclassified from accumulated other comprehensive loss (1)	—	7,805	7,805
Net current period other comprehensive loss	77,942	(3,026)	74,916
December 31, 2017	$(94,708)	$(122,132)	$(216,840)
Other comprehensive income (loss) before reclassifications (1)	(28,360)	151	(28,209)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	5,533	5,533
Net current period other comprehensive income (loss)	(28,360)	5,684	(22,676)
June 30, 2018	$(123,068)	$(116,448)	$(239,516)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	454	(1)
Amortization of actuarial losses	(7,795)	(1)
	(7,341)	Total before tax
	1,808	Income tax
Total reclassifications	$(5,533)	Net of tax

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	These items are included in the computation of net periodic benefit cost. See Note 9, Pension and Other Postretirement Benefit Plans.

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

Westinghouse Bankruptcy

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York (the Court), Case No. 17-10751.  The Court overseeing the Bankruptcy Case approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P (Brookfield) for approximately $4.6 billion, with the acquisition expected to close in the third quarter of 2018. On March 27, 2018, the Court approved the sale to Brookfield. The acquisition is not expected to have a material impact on the Corporation’s financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

The Corporation has approximately $2.9 million in pre-petition billings outstanding with WEC as of June 30, 2018. On March 27, 2018, the Court approved WEC's Plan of Reorganization, whereby the Corporation is expected to recover substantially all of its general unsecured claims inclusive of pre-petition billings. As it relates to post-petition work, the Corporation will continue to honor its executory contracts and expects to collect all amounts due.  The Corporation will continue to monitor and evaluate the status of the WEC bankruptcy for potential impacts on its business.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2018 and December 31, 2017, there were $19.7 million and $21.3 million of stand-by letters of credit outstanding, respectively, and $14.0 million and $14.6 million of bank

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of June 30, 2018, the Corporation has not met certain contractual delivery dates under its AP 1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of June 30, 2018.  As of June 30, 2018, the range of possible loss is $0 to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2018. The financial information as of June 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our Form 10-K.

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

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” excludes the effect of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2018	2017	% change	2018	2017	% change
Sales
Commercial/Industrial	$312,463	$291,599	7%	$609,104	$570,421	7%
Defense	146,177	126,361	16%	265,078	241,023	10%
Power	161,658	149,693	8%	293,638	279,800	5%
Total sales	$620,298	$567,653	9%	$1,167,820	$1,091,244	7%

Operating income
Commercial/Industrial	$51,736	$43,620	19%	$90,961	$74,172	23%
Defense	38,641	21,128	83%	58,369	32,225	81%
Power	19,201	23,875	(20)%	34,543	39,420	(12)%
Corporate and eliminations	(7,502)	(8,891)	16%	(17,299)	(18,393)	6%
Total operating income	$102,076	$79,732	28%	$166,574	$127,424	31%

Interest expense	9,566	10,750	(11)%	17,770	21,127	(16)%
Other income, net	3,971	3,729	6%	8,654	7,576	14%

Earnings before taxes	96,481	72,711	33%	157,458	113,873	38%
Provision for income taxes	(21,693)	(22,061)	(2)%	(39,027)	(30,676)	27%
Net earnings	$74,788	$50,650		$118,431	$83,197

New orders	$700,104	$548,201	28%	$1,305,007	$1,192,477	9%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	4%	32%	4%	34%
Acquisitions	4%	(5%)	2%	(3%)
Foreign currency	1%	1%	1%	—%
Total	9%	28%	7%	31%

Sales for the second quarter of 2018 increased $53 million, or 9%, to $620 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial segment, Defense segment, and Power segment increased $21 million, $20 million, and $12 million, respectively.

Sales during the six months ended June 30, 2018 increased $77 million, or 7%, to $1,168 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense and Power segments increased $39 million, $24 million, and $14 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter of 2018 increased $22 million, or 28%, to $102 million, and operating margin increased 250 basis points to 16.5% compared with the same period in 2017. Operating income during the six months ended June 30, 2018 increased $39 million, or 31%, to $167 million and operating margin increased 260 basis points to 14.3%, compared with the same period in 2017. The increases in operating income and operating margin for each of the respective periods were primarily attributable to higher sales volumes and favorable overhead absorption for industrial vehicle and

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

industrial valve products in the Commercial/Industrial segment, higher sales and favorable overhead absorption, improved profitability due to the absence of first year purchase accounting costs from our TTC acquisition, and favorable contract adjustments in the Defense segment, and the benefits of our ongoing margin improvement initiatives across all segments. These increases were partially offset by declines in the Power segment due to first year purchase accounting costs on the acquisition of the Dresser-Rand government business (DRG), lower production levels on the AP1000 U.S. program, and reduced profitability in the nuclear aftermarket business.

Non-segment operating expense in the second quarter and six months ended June 30, 2018 decreased $1 million, or 16%, to $8 million and $1 million, or 6%, to $17 million, respectively, from the comparable prior year periods. These decreases were primarily due to lower corporate costs.

Interest expense in the second quarter and six months ended June 30, 2018 decreased $1 million, or 11%, to $10 million and $3 million, or 16%, to $18 million, respectively, primarily due to maturation of the $150 million 5.51% Senior Notes which were repaid in full on December 1, 2017.

The effective tax rate of 22.5% for the three months ended June 30, 2018 decreased as compared to an effective tax rate of 30.3% in the prior year period, primarily due to the current period reduction of the U.S. corporate income tax rate from 35% to 21% under the Tax Act.  The effective tax rate of 24.8% for the six months ended June 30, 2018 decreased as compared to an effective tax rate of 26.9% in the prior year period, primarily due to the U.S. corporate income tax rate reduction under the Tax Act. This decrease was partially offset by additional provisional tax expense associated with the Tax Act for foreign withholding taxes as well as the elimination of the Section 199 manufacturers’ deduction.

Comprehensive income in the second quarter of 2018 was $34 million, compared to comprehensive income of $85 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $24 million, primarily due to the higher operating income discussed above.

•
Foreign currency translation adjustments in the second quarter resulted in a $44 million comprehensive loss, compared to a $33 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound, Canadian dollar, and Euro with the prior period comprehensive gain primarily attributed to increases in the British Pound and Euro.

Comprehensive income for the six months ended June 30, 2018 was $96 million, compared to comprehensive income of $131 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $35 million, primarily due to the higher operating income discussed above.

•
Foreign currency translation adjustments for the six months ended June 30, 2018 resulted in a $28 million comprehensive loss, compared to a $44 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the Canadian dollar and British Pound with the prior period comprehensive gain primarily attributed to increases in the British Pound, Euro, and Canadian dollar.

New orders increased $152 million and $113 million during the second quarter and six months ended June 30, 2018, from the comparable prior year periods. The increase in new orders for each of the respective periods was primarily due to the DRG acquisition in the Power segment and the timing of customer funding in the Defense and Power segments. These increases were partially offset by a decrease in the Commercial/Industrial segment due to the timing of aerospace defense orders and a decline in orders on the Boeing 737 platform.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2018	2017	% change		2018	2017	% change
Sales	$312,463	$291,599	7%		$609,104	$570,421	7%
Operating income	51,736	43,620	19%		90,961	74,172	23%
Operating margin	16.6%	15.0%	160	bps	14.9%	13.0%	190	bps
New orders	$302,537	$315,014	(4%)		$631,815	$642,921	(2%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	5%	16%	5%	21%
Acquisitions	—%	—%	—%	—%
Foreign currency	2%	3%	2%	2%
Total	7%	19%	7%	23%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the second quarter increased $21 million, or 7%, to $312 million from the prior year period. In the general industrial market, sales increased $14 million primarily due to higher demand for our industrial vehicle, industrial controls, and industrial valve products. Aerospace defense sales increased primarily due to higher sales of actuation systems on fighter jets. Sales in the commercial aerospace market were essentially flat as higher sales of sensors and controls products and surface treatment services were more than offset by the timing of FAA directive revenues. Favorable foreign currency translation benefited sales $6 million.

Sales during the six months ended June 30, 2018 increased $39 million, or 7%, to $609 million from the prior year period. In the general industrial market, sales increased $18 million primarily due to higher demand for our industrial vehicle, industrial controls, and industrial valve products. Sales in the naval defense market benefited $9 million primarily due to higher production levels on CVN-80 pumps. Aerospace defense sales increased $10 million primarily due to higher sales of actuation systems on fighter jets. Sales in the commercial aerospace market were essentially flat as higher sales of sensors and controls products and surface treatment services were more than offset by the timing of FAA directive revenues. Favorable foreign currency translation benefited sales $13 million.

Operating income during the second quarter increased $8 million, or 19%, to $52 million from the prior year period, while operating margin increased 160 basis points to 16.6%. Operating income during the six months ended June 30, 2018 increased $17 million, or 23%, to $91 million from the prior year period, while operating margin increased 190 basis points to 14.9%. The increases in operating income and operating margin for each of the respective periods were primarily due to higher sales volumes and favorable overhead absorption for industrial vehicle and industrial valve products as well as ongoing margin improvement initiatives. These increases were partially offset by lower profitability for actuation system products due to lower volume and unfavorable mix.

New orders decreased $12 million and $11 million during the second quarter and six months ended June 30, 2018 from the comparable prior year periods, as higher demand for industrial vehicle products and surface treatment services was more than offset by the timing of aerospace defense orders and a decline in orders on the Boeing 737 platform.

Defense

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2018	2017	% change		2018	2017	% change
Sales	$146,177	$126,361	16%		$265,078	$241,023	10%
Operating income	38,641	21,128	83%		58,369	32,225	81%
Operating margin	26.4%	16.7%	970	bps	22.0%	13.4%	860	bps
New orders	$159,365	$118,048	35%		$293,254	$252,021	16%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	15%	86%	9%	86%
Acquisitions	—%	—%	—%	—%
Foreign currency	1%	(3%)	1%	(5%)
Total	16%	83%	10%	81%

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the second quarter increased $20 million, or 16%, to $146 million from the prior year period, primarily due to higher sales in the aerospace defense, naval defense, and commercial aerospace markets of $6 million, $5 million, and $5 million, respectively. The increase in sales in the aerospace defense market was primarily due to higher demand for data acquisition and flight test equipment, partially offset by declines in unmanned aerial vehicle (UAV) production. Sales in the naval defense market benefited primarily due to favorable contract adjustments. Sales in the commercial aerospace market increased primarily due to higher production in our avionics business.

Sales during the six months ended June 30, 2018 increased $24 million, or 10%, to $265 million from the prior year period, primarily due to higher sales in the aerospace defense, ground defense, and commercial aerospace markets of $10 million, $5 million, and $7 million, respectively. In the aerospace defense market, we experienced higher demand for data acquisition and flight test equipment, partially offset by lower sales of embedded computing products supporting various Intelligence, Surveillance and Reconnaissance (ISR) programs and declines in UAV production. Sales in the ground defense market benefited primarily due to higher foreign military sales. Sales in the commercial aerospace market increased primarily due to higher production in our avionics business.

Operating income during the second quarter increased $18 million, or 83%, to $39 million, and operating margin increased 970 basis points from the prior year quarter to 26.4%. Operating income during the six months ended June 30, 2018 increased $26 million, or 81%, to $58 million, and operating margin increased 860 basis points from the prior year period to 22.0%. The increases in operating income and operating margin for each of the respective periods were primarily due to higher sales and favorable overhead absorption, improved profitability as we moved beyond first year purchase accounting costs from our TTC acquisition, favorable contract adjustments within our naval defense business, and the benefits of our ongoing margin improvement initiatives.

New orders increased $41 million during both the second quarter and six months ended June 30, 2018 from the comparable prior year periods, primarily due to the timing of naval defense orders.

Power

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended				Six Months Ended
(In thousands)	June 30,				June 30,
	2018	2017	% change		2018	2017	% change
Sales	$161,658	$149,693	8%		$293,638	$279,800	5%
Operating income	19,201	23,875	(20%)		34,543	39,420	(12%)
Operating margin	11.9%	15.9%	(400	) bps	11.8%	14.1%	(230	) bps
New orders	$238,202	$115,139	107%		$379,938	$297,535	28%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	(7%)	(3%)	(3%)	(2%)
Acquisitions	15%	(17%)	8%	(10%)
Foreign currency	—%	—%	—%	—%
Total	8%	(20%)	5%	(12%)

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the second quarter increased $12 million, or 8%, to $162 million, primarily due to the incremental impact of our DRG acquisition which contributed $22 million in sales. Excluding the impact of DRG, sales in the naval defense market increased $4 million primarily due to higher production levels of CVN-80 pumps. Within the power generation market, sales decreased $16 million primarily due to lower production volumes on the AP1000 U.S. program and lower domestic aftermarket sales supporting currently operating nuclear reactors.

Sales for the six months ended June 30, 2018 increased $14 million, or 5%, to $294 million from the prior year period, primarily due to the incremental impact of our DRG acquisition which contributed $22 million in sales. Excluding the impact of DRG, sales in the naval defense market increased $11 million primarily due to higher production levels of CVN-80 pumps. Within the power generation market, sales decreased $23 million as lower production volumes on the AP1000 U.S. program were partially offset by higher revenues on the AP1000 China Direct program.

Operating income in the second quarter of 2018 decreased $5 million, or 20%, to $19 million, and operating margin decreased 400 basis points from the prior year period to 11.9%. Operating income during the six months ended June 30, 2018 decreased $5 million, or 12%, to $35 million, and operating margin decreased 230 basis points from the prior year period to 11.8%. The decreases in operating income and operating margin for each of the respective periods were primarily due to first year purchase accounting costs on the DRG acquisition, lower production levels on the AP1000 U.S. program, and reduced profitability in the nuclear aftermarket business. These decreases were partially offset by our ongoing margin improvement initiatives.

New orders increased $123 million and $82 million during the second quarter and six months ended June 30, 2018 from the comparable prior year periods, primarily due to the timing of customer funding and the DRG acquisition.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2018	2017	% change	2018	2017	% change
Defense markets:
Aerospace	$98,268	$89,367	10%	$174,209	$154,661	13%
Ground	20,272	17,515	16%	42,282	37,251	14%
Naval	132,005	100,048	32%	234,786	191,018	23%
Other	3,422	5,964	(43%)	8,004	13,006	(38%)
Total Defense	$253,967	$212,894	19%	$459,281	$395,936	16%

Commercial markets:
Aerospace	$104,617	$100,353	4%	$204,021	$198,966	3%
Power Generation	102,075	114,773	(11%)	201,087	220,324	(9%)
General Industrial	159,639	139,633	14%	303,431	276,018	10%
Total Commercial	$366,331	$354,759	3%	$708,539	$695,308	2%

Total Curtiss-Wright	$620,298	$567,653	9%	$1,167,820	$1,091,244	7%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Defense markets
Sales during the second quarter increased $41 million, or 19%, to $254 million against the comparable prior year period while sales during the six months ended June 30, 2018 increased $63 million, or 16%, to $459 million. The increases in each of the respective periods were primarily due to higher sales in the aerospace defense and naval defense markets. The sales increases in the aerospace defense market were primarily due to increased demand for data acquisition and flight test equipment and higher sales of actuation systems on fighter jets, partially offset by lower sales of embedded computing products supporting various ISR programs and declines in UAV production. Higher sales in the naval defense market were primarily due to the incremental impact from our DRG acquisition, which contributed $21 million in sales during both the second quarter and six months ended June 30, 2018. Excluding the impact of DRG, naval defense sales also benefited from higher aircraft carrier program revenues of $9 million and $19 million during the second quarter and six months ended June 30, 2018, respectively.

Commercial markets
Sales during the second quarter increased $12 million, or 3%, to $366 million against the comparable prior year period while sales during the six months ended June 30, 2018 increased $13 million, or 2%, to $709 million. The increases in each of the respective periods were primarily due to increased sales in the general industrial market, partially offset by declines within the power generation market. In the general industrial market, we experienced higher demand for our industrial vehicle, industrial controls, and industrial valve products. Within the power generation market, we generated lower production revenues of $8 million and $18 million on the AP1000 U.S. program for the second quarter and six months ended June 30, 2018, respectively. The sales decrease for the six months ended June 30, 2018 was partially offset by higher production revenues on the AP1000 China Direct program.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	June 30, 2018	June 30, 2017
Cash provided by (used in):
Operating activities	$26,685	$60,932
Investing activities	(230,489)	(255,569)
Financing activities	(45,934)	(27,021)
Effect of exchange-rate changes on cash	(6,484)	10,521
Net decrease in cash and cash equivalents	(256,222)	(211,137)

Net cash provided by operating activities decreased $34 million from the prior year period.  The decrease in net cash provided is primarily due to a voluntary pension contribution of $50 million during the current period, partially offset by higher earnings.

Net cash used for investing activities decreased $25 million from the comparable prior year period primarily due to cash used for acquisitions as well as lower capital expenditures in the current period. The Corporation acquired one business during the six months ended June 30, 2018 for approximately $213 million. The Corporation acquired two businesses during the six months ended June 30, 2017 for approximately $233 million.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.7% for both the three and six months ended June 30, 2018 as compared to an average interest rate of 4.0% for both the three and six months ended June 30, 2017. The Corporation’s average debt outstanding was $905 million and $853 million for the three and six months ended June 30, 2018, respectively, and $950 million for both the three and six months ended June 30, 2017.

Revolving Credit Agreement

As of June 30, 2018, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $20 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of June 30, 2018 was $480 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2018, the Corporation used $46 million of cash to repurchase approximately 357,000 outstanding shares under its share repurchase program. During the six months ended June 30, 2017, the Corporation used $26 million of cash to repurchase approximately 284,000 outstanding shares under its share repurchase program.

Dividends

The Corporation made dividend payments of $7 million and $6 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

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

As of June 30, 2018, we had the ability to borrow additional debt of $1,443 million without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2018.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2017 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have approximately $2.9 million in pre-petition billings outstanding with WEC as of June 30, 2018. On March 27, 2018, the Court approved WEC's Plan of Reorganization, whereby we are expected to recover substantially all of our general unsecured claims inclusive of pre-petition billings. As it relates to our post-petition work, we will continue to honor our executory contracts and expect to collect all amounts due.  We will continue to monitor and evaluate the status of the WEC bankruptcy for potential impacts on our business.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2018. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2017 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2018.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	30,672	$136.90	125,460	$132,864,397
May 1 - May 31	144,489	129.15	269,949	114,204,052
June 1 - June 30	86,910	125.73	356,859	103,276,678
For the quarter ended June 30, 2018	262,071	$129.22	356,859	$103,276,678

On November 30, 2017, the Corporation authorized $50 million of share repurchases in 2018 through a 10b5-1 program. On May 18, 2018, the Corporation authorized an additional $50 million of share repurchases for 2018 through the same 10b5-1 program. The Corporation is also able to repurchase additional shares opportunistically on the open market, in privately negotiated transactions, or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, through a supplemental program.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2018.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2018 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2017 Annual Report on Form 10-K.

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
Dated: July 26, 2018