Form 10-Q
period 2018-09-30
CURTISS WRIGHT CORP
filed 2018-10-31
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

or

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

Common Stock, par value $1.00 per share: 43,790,207 shares (as of September 30, 2018).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements
CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net sales
Product sales	$495,197	$468,073	$1,451,560	$1,351,076
Service sales	100,196	99,828	311,653	308,069
Total net sales	595,393	567,901	1,763,213	1,659,145
Cost of sales
Cost of product sales	312,702	294,907	936,197	887,311
Cost of service sales	60,173	65,498	196,807	202,393
Total cost of sales	372,875	360,405	1,133,004	1,089,704
Gross profit	222,518	207,496	630,209	569,441
Research and development expenses	14,239	14,826	45,234	46,205
Selling expenses	30,361	29,252	94,546	87,765
General and administrative expenses	80,871	71,004	226,808	215,633
Operating income	97,047	92,414	263,621	219,838
Interest expense	7,949	10,457	25,719	31,584
Other income, net	3,843	4,457	12,497	12,033
Earnings before income taxes	92,941	86,414	250,399	200,287
Provision for income taxes	(18,458)	(22,470)	(57,485)	(53,146)
Net earnings	$74,483	$63,944	$192,914	$147,141

Net earnings per share:
Basic earnings per share	$1.70	$1.45	$4.38	$3.33
Diluted earnings per share	$1.68	$1.43	$4.33	$3.29

Dividends per share	0.15	0.15	0.45	0.41
Weighted-average shares outstanding:
Basic	43,892	44,137	44,060	44,196
Diluted	44,334	44,686	44,513	44,782

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$74,483	$63,944	$192,914	$147,141
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(2,230)	$25,393	$(30,590)	$69,294
Pension and postretirement adjustments, net of tax (2)	3,458	1,280	9,142	4,974
Other comprehensive income (loss), net of tax	1,228	26,673	(21,448)	74,268
Comprehensive income	$75,711	$90,617	$171,466	$221,409

(1) The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and nine months ended September 30, 2018 was $0.5 million and $1.7 million, respectively. The tax expense included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2017 was $0.4 million and $1.6 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2018 was $1.1 million and $2.9 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2017 was $0.8 million and $3.3 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$245,917	$475,120
Receivables, net	615,398	494,923
Inventories, net	429,267	378,866
Other current assets	55,752	52,951
Total current assets	1,346,334	1,401,860
Property, plant, and equipment, net	369,996	390,235
Goodwill	1,097,268	1,096,329
Other intangible assets, net	442,295	329,668
Other assets	20,178	18,229
Total assets	$3,276,071	$3,236,321
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$1,023	$150
Accounts payable	176,350	185,176
Accrued expenses	141,849	150,406
Income taxes payable	5,787	4,564
Deferred revenue	223,686	214,891
Other current liabilities	48,747	35,810
Total current liabilities	597,442	590,997
Long-term debt	812,731	813,989
Deferred tax liabilities, net	56,862	49,360
Accrued pension and other postretirement benefit costs	63,141	121,043
Long-term portion of environmental reserves	15,087	14,546
Other liabilities	109,531	118,586
Total liabilities	1,654,794	1,708,521
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 49,187,378 shares issued as of September 30, 2018 and December 31, 2017; outstanding shares were 43,790,207 as of September 30, 2018 and 44,123,519 as of December 31, 2017	49,187	49,187
Additional paid in capital	123,193	120,609
Retained earnings	2,115,166	1,944,324
Accumulated other comprehensive loss	(238,288)	(216,840)
Common treasury stock, at cost (5,397,171 shares as of September 30, 2018 and 5,063,859 shares as of December 31, 2017)	(427,981)	(369,480)
Total stockholders’ equity	1,621,277	1,527,800
Total liabilities and stockholders’ equity	$3,276,071	$3,236,321

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net earnings	$192,914	$147,141
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	77,146	74,815
Gain on divestitures	(2,149)	(1,011)
Gain on fixed asset disposals	(531)	(225)
Deferred income taxes	4,942	(1,321)
Share-based compensation	11,846	9,173
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	(79,372)	(38,204)
Inventories, net	(50,463)	(892)
Progress payments	764	325
Accounts payable and accrued expenses	(32,389)	(42,662)
Deferred revenue	11,643	16,772
Income taxes payable	(7,620)	(11,358)
Pension and postretirement liabilities, net	(46,320)	4,115
Other current and long-term assets and liabilities	18,564	5,639
Net cash provided by operating activities	98,975	162,307
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	5,495	1,790
Consideration from divestitures	(268)	6,162
Acquisition of intangible assets	(1,500)	—
Additions to property, plant, and equipment	(30,287)	(34,874)
Acquisition of businesses, net of cash acquired	(210,167)	(232,630)
Additional consideration paid on prior year acquisitions	(460)	—
Net cash used for investing activities	(237,187)	(259,552)
Cash flows from financing activities:
Borrowings under revolving credit facility	370,595	4,884
Payment of revolving credit facility	(369,721)	(5,144)
Repurchases of common stock	(78,898)	(38,939)
Proceeds from share-based compensation	11,135	11,854
Dividends paid	(13,223)	(11,497)
Other	(557)	(512)
Net cash used for financing activities	(80,669)	(39,354)
Effect of exchange-rate changes on cash	(10,322)	14,942
Net decrease in cash and cash equivalents	(229,203)	(121,657)
Cash and cash equivalents at beginning of period	475,120	553,848
Cash and cash equivalents at end of period	$245,917	$432,191
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$684	$756
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2016	$49,187	$129,483	$1,754,907	$(291,756)	$(350,630)
Net earnings	—	—	214,891	—	—
Other comprehensive loss, net of tax	—	—	—	74,916	—
Dividends paid	—	—	(24,740)	—	—
Restricted stock	—	(12,104)	—	—	12,105
Stock options exercised	—	(5,724)	—	—	19,902
Share-based compensation	—	11,191		—	381
Repurchase of common stock	—	—	—	—	(52,127)
Other	—	(2,237)	(734)	—	889
December 31, 2017	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
Cumulative effect from adoption of ASC 606	—	—	(2,274)	—	—
Net earnings	—	—	192,914	—	—
Other comprehensive income, net of tax	—	—	—	(21,448)	—
Dividends declared	—	—	(19,798)	—	—
Restricted stock	—	(7,159)	—	—	7,159
Stock options exercised	—	(1,163)	—	—	12,298
Share-based compensation	—	11,631	—	—	215
Repurchase of common stock	—	—	—	—	(78,898)
Other	—	(725)	—	—	725
September 30, 2018	$49,187	$123,193	$2,115,166	$(238,288)	$(427,981)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2018 and 2017, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The impact of adoption on the Corporation's Condensed Consolidated Statement of Earnings and Condensed Consolidated Balance Sheet was as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2018
Statement of Earnings (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Product sales	$495,197	$(1,139)	$494,058
Cost of product sales	312,702	1,284	313,986
Provision for income taxes	(18,458)	510	(17,948)
Net Income	$74,483	$(1,913)	$72,570

	Nine Months Ended September 30, 2018
Statement of Earnings (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Product sales	$1,451,560	$(8,650)	$1,442,910
Cost of product sales	936,197	(2,443)	933,754
Provision for income taxes	(57,485)	1,496	(55,989)
Net Income	$192,914	$(4,711)	$188,203

	As of September 30, 2018
Balance Sheet (In thousands)	As Reported	Adjustments Increase/(Decrease)	Balances Without Adoption of ASC 606
Receivables, net	$615,398	$(26,968)	$588,430
Inventories, net	429,267	25,579	454,846
Other assets	20,178	(879)	19,299
Income taxes payable	5,787	(1,488)	4,299
Deferred revenue	223,686	1,657	225,343
Retained earnings	2,115,166	(2,437)	2,112,729

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

The effect of the retrospective change on the Corporation's Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017, was as follows:

	Three Months Ended September 30, 2017
Statement of Earnings (In thousands)	Previously Reported	Adjustments Increase/(Decrease)	As Revised
Cost of product sales	$292,215	$2,692	$294,907
Cost of service sales	64,903	595	65,498
Research and development expenses	14,575	251	14,826
Selling expenses	28,818	434	29,252
General and administrative expenses	70,840	164	71,004
Other income, net	321	4,136	4,457

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2017
Statement of Earnings (In thousands)	Previously Reported	Adjustments Increase/(Decrease)	As Revised
Cost of product sales	$878,446	$8,865	$887,311
Cost of service sales	200,371	2,022	202,393
Research and development expenses	45,374	831	46,205
Selling expenses	86,331	1,434	87,765
General and administrative expenses	217,575	(1,942)	215,633
Other income, net	823	11,210	12,033

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

The adoption of this standard is expected to result in an increase of approximately $155 million to $165 million in total assets and total liabilities in the Corporation’s Condensed Consolidated Balance sheet as the Corporation is required to recognize a right-of-use asset and lease liability for all leases greater than 12 months. However, the standard is not expected to have a material impact on the Corporation’s cash flows or statement of earnings.

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
Date of adoption: January 1, 2019

Impact from the Tax Act

In accordance with Staff Bulletin No. 118, Income Tax Implications of the Tax Cuts and Jobs Act, the Corporation recognized the income tax effects of the Tax Act in its consolidated financial statements for the year ended December 31, 2017. During the nine months ended September 30, 2018, the Corporation recorded additional provisional tax expense of $6.5 million for foreign

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

withholding taxes associated with the Tax Act. The Corporation does not expect any material changes to provisional amounts associated with the Tax Act over the next three months.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis for the three months and nine months ended September 30, 2018 accounted for approximately 36% and 33%, respectively, of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time for the three months and nine months ended September 30, 2018 accounted for approximately 64% and 67%, respectively, of total net sales. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.1 billion as of September 30, 2018, of which the Corporation expects to recognize approximately 89% as net sales over the next 12 -36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Defense
Aerospace	$91,919	$93,005	$266,128	$247,666
Ground	24,798	27,820	67,081	65,071
Naval	115,142	102,617	349,928	293,635
Other	5,807	5,072	13,811	18,077
Total Defense Customers	$237,666	$228,514	$696,948	$624,449

Commercial
Aerospace	$101,872	$104,961	$305,893	$303,928
Power Generation	105,757	92,089	306,843	312,414
General Industrial	150,098	142,337	453,529	418,354
Total Commercial Customers	$357,727	$339,387	$1,066,265	$1,034,696

Total	$595,393	$567,901	$1,763,213	$1,659,145

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months and nine months ended September 30, 2018 included in the contract liabilities balance at the beginning of the year was approximately $30 million and $144 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2018, the Corporation acquired one business for an aggregate purchase price of $210 million, which is described in more detail below. During the nine months ended September 30, 2017, the Corporation acquired two businesses for an aggregate purchase price of $233 million, which are described in more detail below.

The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2018 includes $41 million of total net sales and $2 million of net losses from the Corporation's 2018 acquisition. The Condensed Consolidated Statement of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earnings for the nine months ended September 30, 2017 includes $45 million of total net sales and $1 million of net losses from the Corporation's 2017 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 30, 2018 and 2017.

(In thousands)	2018	2017
Accounts receivable	$24,385	$5,006
Inventory	31,875	22,702
Property, plant, and equipment	3,203	4,598
Other current and non-current assets	46	2,815
Intangible assets	146,100	88,900
Current and non-current liabilities	(7,132)	(6,672)
Due to seller, net	—	(596)
Net tangible and intangible assets	198,477	116,753
Purchase price, net of cash acquired	210,167	232,630
Goodwill	$11,690	$115,877

Goodwill deductible for tax purposes	$16,870	$115,877

2018 Acquisitions

Dresser-Rand Government Business (DRG)

On April 2, 2018, the Corporation acquired certain assets and assumed certain liabilities of DRG for $210.2 million in cash. The Asset Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type. DRG is a designer and manufacturer of mission-critical, high-speed rotating equipment solutions and also acts as the sole supplier of steam turbines and main engine guard valves on all aircraft carrier programs. The acquired business operates within the Corporation's Power segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

billed and collected within one year. An immaterial amount of unbilled receivables are subject to retainage provisions. The amount of claims and unapproved change orders within our receivables balances are immaterial.

The composition of receivables is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Billed receivables:
Trade and other receivables	$390,763	$363,234
Less: Allowance for doubtful accounts	(9,877)	(7,486)
Net billed receivables	380,886	355,748
Unbilled receivables (Contract Assets):
Recoverable costs and estimated earnings not billed	253,657	160,727
Less: Progress payments applied	(19,145)	(21,552)
Net unbilled receivables	234,512	139,175
Receivables, net	$615,398	$494,923

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

The composition of inventories is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$220,948	$191,855
Work-in-process	76,027	73,937
Finished goods	147,256	114,307
Inventoried costs related to U.S. Government and other long-term contracts	56,226	65,150
Gross inventories	500,457	445,249
Less: Inventory reserves	(56,425)	(54,638)
Progress payments applied, principally related to long-term contracts	(14,765)	(11,745)
Inventories, net	$429,267	$378,866

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $46.5 million and $35.0 million as of September 30, 2018 and December 31, 2017, respectively. These capitalized costs will be liquidated as units are produced.  As of September 30, 2018 and December 31, 2017, $19.1 million and $5.4 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2017	$448,531	$460,332	$187,466	$1,096,329
Acquisitions	—	—	11,690	11,690
Adjustments	(111)	(1,594)	—	(1,705)
Foreign currency translation adjustment	(4,037)	(4,926)	(83)	(9,046)
September 30, 2018	$444,383	$453,812	$199,073	$1,097,268

7.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2018			December 31, 2017
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$240,105	$(121,105)	$119,000	$243,440	$(114,036)	$129,404
Customer related intangibles	361,776	(190,337)	171,439	367,230	(180,580)	186,650
Programs (1)	144,000	(3,600)	140,400	—	—	—
Other intangible assets	40,675	(29,219)	11,456	40,640	(27,026)	13,614
Total	$786,556	$(344,261)	$442,295	$651,310	$(321,642)	$329,668

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the nine months ended September 30, 2018, the Corporation acquired intangible assets of $146.1 million. The Corporation acquired Programs of $144.0 million, Customer-related intangibles of $1.8 million, and Other intangible assets of $0.3 million, which have a weighted average amortization period of 20.0 years, 10.4 years, and 8.0 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2018 was $32.5 million as compared to $28.8 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2018 through 2022 is $43.7 million, $43.7 million, $41.8 million, $40 million, and $37.5 million, respectively.

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

Effects on Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

For the three and nine months ended September 30, 2018 and 2017, the gains or losses recognized in income on forward exchange derivative contracts not designated for hedge accounting were immaterial.

Debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2018.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	100,000	99,697	100,000	102,472
3.70% Senior notes due 2023	225,000	221,929	225,000	228,783
3.85% Senior notes due 2025	100,000	98,154	100,000	102,164
4.24% Senior notes due 2026	200,000	198,728	200,000	208,873
4.05% Senior notes due 2028	75,000	72,931	75,000	76,997
4.11% Senior notes due 2028	100,000	97,519	100,000	103,226
Other debt	1,023	1,023	150	150
Total debt	801,023	789,981	800,150	822,665
Debt issuance costs, net	(744)	(744)	(831)	(831)
Unamortized interest rate swap proceeds	13,475	13,475	14,820	14,820
Total debt, net	$813,754	$802,712	$814,139	$836,654

9.           PENSION PLANS

The following tables are consolidated disclosures of all domestic and foreign defined pension plans as described in the Corporation’s 2017 Annual Report on Form 10-K.

Pension Plans

The components of net periodic pension cost for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Service cost	$7,344	$5,874	$20,345	$18,819
Interest cost	6,574	6,951	19,629	19,406
Expected return on plan assets	(14,598)	(13,549)	(44,009)	(40,144)
Amortization of prior service cost	(105)	(24)	(230)	(75)
Amortization of unrecognized actuarial loss	4,843	2,525	12,652	9,691
Net periodic benefit cost	$4,058	$1,777	$8,387	$7,697

During the nine months ended September 30, 2018, the Corporation made a $50 million contribution to the Curtiss-Wright Pension Plan, and does not expect to make any further contributions in 2018. Contributions to the foreign benefit plans are not expected to be material in 2018.

Defined Contribution Retirement Plan

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 6% of eligible compensation. During the nine months ended September 30, 2018 and 2017, the expense relating to the plan was $10.9 million and $10.0 million, respectively. The Corporation made $12.6 million in contributions to the plan during the nine months ended September 30, 2018, and expects to make total contributions of $14.0 million in 2018.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Basic weighted-average shares outstanding	43,892	44,137	44,060	44,196
Dilutive effect of stock options and deferred stock compensation	442	549	453	586
Diluted weighted-average shares outstanding	44,334	44,686	44,513	44,782

For the three and nine months ended September 30, 2018, there were no anti-dilutive equity-based awards. For the three and nine months ended September 30, 2017, approximately 38,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net sales
Commercial/Industrial	$295,448	$294,158	$904,806	$865,070
Defense	138,433	142,681	407,401	384,917
Power	162,176	132,102	456,383	412,667
Less: Intersegment revenues	(664)	(1,040)	(5,377)	(3,509)
Total consolidated	$595,393	$567,901	$1,763,213	$1,659,145

Operating income (expense)
Commercial/Industrial	$44,786	$46,702	$135,747	$120,874
Defense	33,615	33,575	91,984	65,800
Power	28,249	17,771	62,792	57,191
Corporate and eliminations (1)	(9,603)	(5,634)	(26,902)	(24,027)
Total consolidated	$97,047	$92,414	$263,621	$219,838

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Total operating income	$97,047	$92,414	$263,621	$219,838
Interest expense	7,949	10,457	25,719	31,584
Other income, net	3,843	4,457	12,497	12,033
Earnings before income taxes	$92,941	$86,414	$250,399	$200,287

(In thousands)	September 30, 2018	December 31, 2017
Identifiable assets
Commercial/Industrial	$1,402,217	$1,444,097
Defense	1,005,091	1,044,776
Power	705,262	482,753
Corporate and Other	163,501	264,695
Total consolidated	$3,276,071	$3,236,321

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2016	$(172,650)	$(119,106)	$(291,756)
Other comprehensive income (loss) before reclassifications (1)	77,942	(10,831)	67,111
Amounts reclassified from accumulated other comprehensive loss (1)	—	7,805	7,805
Net current period other comprehensive loss	77,942	(3,026)	74,916
December 31, 2017	$(94,708)	$(122,132)	$(216,840)
Other comprehensive income (loss) before reclassifications (1)	(30,590)	164	(30,426)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	8,978	8,978
Net current period other comprehensive income (loss)	(30,590)	9,142	(21,448)
September 30, 2018	$(125,298)	$(112,990)	$(238,288)

(1)	All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	722	(1)
Amortization of actuarial losses	(12,630)	(1)
	(11,908)	Total before tax
	2,930	Income tax
Total reclassifications	$(8,978)	Net of tax

(1)	These items are included in the computation of net periodic benefit cost. See Note 9, Pension and Other Postretirement Benefit Plans.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss, such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. All parties have agreed in principle to participate in a formal mediation in 2019 with the intention of settling this claim. In an effort to induce the parties to participate in the formal mediation, CNRL agreed to reduce its claim to approximately $400 million, which reflects the monetary amount of property damage incurred as a result of the fire and explosion. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes that it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

In addition to the CNRL litigation, the Corporation is party to a number of other legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Westinghouse Bankruptcy

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York (the Court), Case No. 17-10751.  The Court overseeing the Bankruptcy Case approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P (Brookfield) for approximately $4.6 billion. The acquisition, which was completed on August 1, 2018, is not expected to have a material impact on the Corporation’s financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation has approximately $2.9 million in pre-petition billings outstanding with WEC as of September 30, 2018. On March 27, 2018, the Court approved WEC's Plan of Reorganization, whereby the Corporation is expected to recover substantially all of its general unsecured claims inclusive of pre-petition billings. As it relates to post-petition work, the Corporation will continue to honor its executory contracts and expects to collect all amounts due.  The Corporation will continue to monitor and evaluate the status of the WEC bankruptcy for potential impacts on its business.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2018 and December 31, 2017, there were $22.6 million and $21.3 million of stand-by letters of credit outstanding, respectively, and $12.4 million and $14.6 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $56.0 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of September 30, 2018, the Corporation has not met certain contractual delivery dates under its AP 1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of September 30, 2018.  As of September 30, 2018, the range of possible loss is $0 to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

14.           SUBSEQUENT EVENTS

On October 15, 2018, the Corporation made a discretionary $50 million prepayment on its $500 million 2013 Notes.

On October 17, 2018, the Corporation entered into an Amended and Restated Credit Agreement to extend the maturity date of its $500 million revolving credit facility from November 2019 through October 2023 and expand the accordion feature by $100 million to $200 million.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2018. The financial information as of September 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2018	2017	% change	2018	2017	% change
Sales
Commercial/Industrial	$295,239	$293,939	—%	$904,343	$864,360	5%
Defense	138,372	141,945	(3)%	403,450	382,968	5%
Power	161,782	132,017	23%	455,420	411,817	11%
Total sales	$595,393	$567,901	5%	$1,763,213	$1,659,145	6%

Operating income
Commercial/Industrial	$44,786	$46,702	(4)%	$135,747	$120,874	12%
Defense	33,615	33,575	—%	91,984	65,800	40%
Power	28,249	17,771	59%	62,792	57,191	10%
Corporate and eliminations	(9,603)	(5,634)	(70)%	(26,902)	(24,027)	(12)%
Total operating income	$97,047	$92,414	5%	$263,621	$219,838	20%

Interest expense	7,949	10,457	(24)%	25,719	31,584	(19)%
Other income, net	3,843	4,457	(14)%	12,497	12,033	4%

Earnings before taxes	92,941	86,414	8%	250,399	200,287	25%
Provision for income taxes	(18,458)	(22,470)	(18)%	(57,485)	(53,146)	8%
Net earnings	$74,483	$63,944		$192,914	$147,141

New orders	$514,160	$517,268	(1)%	$1,819,168	$1,709,745	6%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	2%	2%	3%	21%
Acquisitions	3%	2%	2%	(1%)
Foreign currency	—%	1%	1%	—%
Total	5%	5%	6%	20%

Sales for the third quarter of 2018 increased $27 million, or 5%, to $595 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Power segments increased $1 million and $30 million, respectively, with sales from the Defense segment decreasing $4 million.

Sales during the nine months ended September 30, 2018 increased $104 million, or 6%, to $1,763 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense, and Power segments increased $40 million, $20 million, and $44 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter of 2018 increased $5 million, or 5%, to $97 million, and operating margin of 16.3% was flat compared with the same period in 2017. The increase in operating income was primarily due to higher profitability on the AP1000 China Direct program in the Power segment and the benefits of our ongoing margin improvement initiatives across all segments. This increase was partially offset by lower profitability for sensors and controls products in the Commercial/

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Industrial segment and first year purchase accounting costs from our acquisition of the Dresser-Rand government business (DRG) in the Power segment.

Operating income during the nine months ended September 30, 2018 increased $44 million, or 20%, to $264 million and operating margin increased 170 basis points to 15.0%, compared with the same period in 2017. In the Commercial/Industrial segment, both operating income and operating margin increased primarily due to higher sales volumes and favorable overhead absorption for industrial vehicle and industrial valve products. Operating income and operating margin in the Defense segment benefited from higher sales and favorable overhead absorption, improved profitability due to the absence of first year purchase accounting costs from our TTC acquisition, and favorable contract adjustments. Operating income and operating margin increased in the Power segment primarily due to higher profitability on the AP1000 China Direct program. Additionally, the benefits of our ongoing margin improvement initiatives were recognized across all segments. These increases were partially offset by declines in the Power segment due to first year purchase accounting costs from our DRG acquisition, lower production levels on the AP1000 U.S. program, and reduced profitability in the nuclear aftermarket business.

Non-segment operating expense in the third quarter and nine months ended September 30, 2018 increased $4 million, or 70%, to $10 million and $3 million, or 12%, to $27 million, respectively, from the comparable prior year periods. These increases were primarily due to higher pension expenses and environmental costs.

Interest expense in the third quarter and nine months ended September 30, 2018 decreased $3 million, or 24%, to $8 million and $6 million, or 19%, to $26 million, respectively, primarily due to maturation of the $150 million 5.51% Senior Notes which were repaid in full on December 1, 2017.

The effective tax rate for the three months ended September 30, 2018 of 19.9% decreased as compared to an effective tax rate of 26.0% in the prior year period, primarily due to the current period reduction of the U.S. corporate income tax rate from 35% to 21% under the Tax Act as well as additional benefits related to the Tax Act recognized during the current period. This rate reduction was partially offset by a valuation allowance reversal in the prior year period that did not recur. The effective tax rate for the nine months ended September 30, 2018 of 23.0% decreased as compared to an effective tax rate of 26.5% in the prior year period, primarily due to the U.S. corporate income tax rate reduction under the Tax Act. This decrease was partially offset by additional provisional tax expense associated with the Tax Act for foreign withholding taxes as well as the elimination of the Section 199 manufacturers’ deduction.

Comprehensive income in the third quarter of 2018 was $76 million, compared to comprehensive income of $91 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $11 million, primarily due to higher operating income and lower interest expense.

•
Foreign currency translation adjustments in the third quarter resulted in a $2 million comprehensive loss, compared to a $25 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to weakening of the British Pound, partially offset by strengthening of the Canadian dollar.

Comprehensive income for the nine months ended September 30, 2018 was $171 million, compared to comprehensive income of $221 million in the prior year period. The change was primarily due to the following:

•	Net earnings increased $46 million, primarily due to higher operating income and lower interest expense.

•
Foreign currency translation adjustments for the nine months ended September 30, 2018 resulted in a $31 million comprehensive loss, compared to a $69 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to weakening of the Canadian dollar and British Pound.

New orders decreased $3 million during the third quarter from the comparable prior year period. The decrease in new orders was primarily due to the timing of aerospace defense and naval defense orders in the Commercial/Industrial and Defense segments, respectively, as well as lower commercial orders in the Power segment. This decrease was partially offset by the timing of customer funding and the DRG acquisition in the Power segment.

New orders increased $109 million during the nine months ended September 30, 2018 from the comparable prior year period, primarily due to the timing of customer funding and the DRG acquisition in the Power segment. This increase was partially offset by a decrease in the Commercial/Industrial segment due to the timing of aerospace defense and naval defense orders as

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

well as a decline in commercial aerospace orders. The Defense segment was negatively impacted by the timing of naval defense orders.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2018	2017	% change	2018	2017	% change
Sales	$295,239	$293,939	—%	$904,343	$864,360	5%
Operating income	44,786	46,702	(4%)	135,747	120,874	12%
Operating margin	15.2%	15.9%	(70 bps)	15.0%	14.0%	100	bps
New orders	$275,289	$287,118	(4%)	$907,104	$930,039	(2%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	1%	(5%)	3%	11%
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	1%	2%	1%
Total	—%	(4%)	5%	12%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the third quarter increased $1 million, or less than 1%, to $295 million from the prior year period. In the general industrial market, sales increased primarily due to higher demand for our industrial controls and industrial valve products. In the commercial aerospace market, higher sales of sensors and controls products were more than offset by the timing of FAA directive revenues.

Sales during the nine months ended September 30, 2018 increased $40 million, or 5%, to $904 million from the prior year period. In the general industrial market, sales increased $23 million primarily due to higher demand for our industrial vehicle, industrial controls, and industrial valve products. Sales in the naval defense market benefited $7 million primarily due to higher production levels on CVN-80 pumps. Aerospace defense sales increased $9 million primarily due to higher sales of actuation systems on fighter jets. Sales in the commercial aerospace market decreased $4 million as higher sales of surface treatment services and sensors and controls products were more than offset by the timing of FAA directive revenues. Favorable foreign currency translation benefited sales $12 million.

Operating income during the third quarter decreased $2 million, or 4%, to $45 million from the prior year period, while operating margin decreased 70 basis points to 15.2%. The decreases in operating income and operating margin were primarily due to lower profitability on sensors and controls products, partially offset by the benefits of our ongoing margin improvement initiatives.

Operating income during the nine months ended September 30, 2018 increased $15 million, or 12%, to $136 million from the prior year period, while operating margin increased 100 basis points to 15.0%. The increases in operating income and operating

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

margin were primarily due to higher sales volumes and favorable overhead absorption for industrial vehicle and industrial valve products as well as the benefits of our ongoing margin improvement initiatives. These increases were partially offset by lower profitability for sensors and controls products due to lower volume and unfavorable mix.

New orders during the third quarter decreased $12 million from the comparable prior year period, primarily due to the timing of aerospace defense and naval defense orders. New orders during the nine months ended September 30, 2018 decreased $23 million from the comparable prior year period, as higher demand for industrial vehicle products and surface treatment services was more than offset by the timing of aerospace defense and naval defense orders as well as a decline in commercial aerospace orders.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2018	2017	% change		2018	2017	% change
Sales	$138,372	$141,945	(3%)		$403,450	$382,968	5%
Operating income	33,615	33,575	—%		91,984	65,800	40%
Operating margin	24.3%	23.7%	60	bps	22.8%	17.2%	560	bps
New orders	$114,794	$133,107	(14%)		$408,049	$385,128	6%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	(3%)	4%	41%
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	3%	1%	(1%)
Total	(3%)	—%	5%	40%

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the third quarter decreased $4 million, or 3%, to $138 million from the prior year period, primarily due to lower sales of embedded computing equipment on various domestic and international programs in the ground defense market. Sales in the aerospace defense, naval defense, commercial aerospace, and general industrial markets were essentially flat.

Sales during the nine months ended September 30, 2018 increased $20 million, or 5%, to $403 million from the prior year period, primarily due to higher sales in the aerospace defense and commercial aerospace markets of $10 million and $6 million, respectively. In the aerospace defense market, we experienced higher demand for data acquisition and flight test equipment, partially offset by declines in unmanned aerial vehicle (UAV) production and lower sales of embedded computing products supporting various Intelligence, Surveillance and Reconnaissance (ISR) programs. Sales in the commercial aerospace market increased primarily due to higher production in our avionics business.

Operating income of $34 million during the third quarter was essentially flat compared to the prior year period, and operating margin increased 60 basis points from the prior year quarter to 24.3%, as favorable foreign currency translation was essentially offset by unfavorable absorption.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the nine months ended September 30, 2018 increased $26 million, or 40%, to $92 million, and operating margin increased 560 basis points from the prior year period to 22.8%. The increases in operating income and operating margin were primarily due to higher sales and favorable overhead absorption, improved profitability as we moved beyond first year purchase accounting costs from our TTC acquisition, favorable contract adjustments within our naval defense business, and the benefits of our ongoing margin improvement initiatives.

New orders decreased $18 million and increased $23 million during the third quarter and nine months ended September 30, 2018 from the comparable prior year periods, primarily due to the timing of naval defense orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2018	2017	% change		2018	2017	% change
Sales	$161,782	$132,017	23%		$455,420	$411,817	11%
Operating income	28,249	17,771	59%		62,792	57,191	10%
Operating margin	17.5%	13.5%	400	bps	13.8%	13.9%	(10 bps)
New orders	$124,077	$97,043	28%		$504,015	$394,578	28%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 vs. 2017		2018 vs. 2017
	Sales	Operating Income	Sales	Operating Income
Organic	8%	50%	1%	14%
Acquisitions	15%	9%	10%	(4%)
Foreign currency	—%	—%	—%	—%
Total	23%	59%	11%	10%

Sales in the Power segment are primarily to the power generation and naval defense markets.
Sales in the third quarter increased $30 million, or 23%, to $162 million, primarily due to the incremental impact of our DRG acquisition which contributed $19 million in sales. Within the power generation market, sales increased $12 million primarily due to higher revenues on the AP1000 China Direct program.

Sales for the nine months ended September 30, 2018 increased $44 million, or 11%, to $455 million from the prior year period, primarily due to the incremental impact of our DRG acquisition which contributed $41 million in sales. Excluding the impact of DRG, sales in the naval defense market increased $9 million primarily due to higher production levels on CVN-80 pumps. Within the power generation market, sales decreased $11 million as higher revenues on the AP1000 China Direct program were more than offset by lower profitability on the AP1000 U.S. program and lower domestic aftermarket sales supporting currently operating nuclear reactors.

Operating income in the third quarter of 2018 increased $10 million, or 59%, to $28 million, and operating margin increased 400 basis points from the prior year period to 17.5%. Operating income during the nine months ended September 30, 2018 increased $6 million, or 10%, to $63 million, and operating margin decreased 10 basis points from the prior year period to 13.8%. The increases in operating income for each of the respective periods were primarily due to higher profitability on the AP1000 China Direct program and the benefits of our ongoing margin improvement initiatives, partially offset by reduced profitability in the nuclear aftermarket business. Both operating income and operating margin were negatively impacted by first year purchase accounting costs from our DRG acquisition.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders increased $27 million and $109 million during the third quarter and nine months ended September 30, 2018 from the comparable prior year periods, primarily due to the timing of customer funding and the DRG acquisition. These increases were partially offset by the lower commercial orders in the power generation market.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2018	2017	% change	2018	2017	% change
Defense markets:
Aerospace	$91,919	$93,005	(1%)	$266,128	$247,666	7%
Ground	24,798	27,820	(11%)	67,081	65,071	3%
Naval	115,142	102,617	12%	349,928	293,635	19%
Other	5,807	5,072	14%	13,811	18,077	(24%)
Total Defense	$237,666	$228,514	4%	$696,948	$624,449	12%

Commercial markets:
Aerospace	$101,872	$104,961	(3%)	$305,893	$303,928	1%
Power Generation	105,757	92,089	15%	306,843	312,414	(2%)
General Industrial	150,098	142,337	5%	453,529	418,354	8%
Total Commercial	$357,727	$339,387	5%	$1,066,265	$1,034,696	3%

Total Curtiss-Wright	$595,393	$567,901	5%	$1,763,213	$1,659,145	6%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Defense markets
Sales during the third quarter increased $9 million, or 4%, to $238 million against the comparable prior year period, primarily due to higher sales in the naval defense market. This increase was primarily due to the incremental impact from our DRG acquisition which contributed $16 million in sales. In the ground defense market, we experienced lower demand for embedded computing equipment on various domestic and international programs. Sales in the aerospace defense market were essentially flat as higher demand for flight test equipment on fighter jet and bomber programs was offset by declines in UAV production and lower sales of embedded computing equipment on helicopters.

Sales during the nine months ended September 30, 2018 increased $72 million, or 12%, to $697 million, primarily due to higher sales in the aerospace defense and naval defense markets. The sales increase in the aerospace defense market was primarily due to increased demand for data acquisition and flight test equipment and higher sales of actuation systems on fighter jets, partially offset by lower sales of embedded computing products supporting various ISR programs and declines in UAV production. Higher sales in the naval defense market were primarily due to the incremental impact from our DRG acquisition, which contributed $37 million in sales. Excluding the impact of DRG, naval defense sales also benefited from higher aircraft carrier program revenues of $20 million.

Commercial markets
Sales during the third quarter increased $18 million, or 5%, to $358 million against the comparable prior year period, primarily due to higher sales in the power generation and general industrial markets. Sales in the power generation market increased primarily due to higher revenues of $11 million on the AP1000 China Direct program. The general industrial market benefited primarily from higher demand for our industrial controls and industrial valve products.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2018 increased $32 million, or 3%, to $1,066 million, primarily due to higher demand for our industrial vehicle, industrial controls, and industrial valve products in the general industrial market. Within the power generation market, higher revenues of $14 million on the AP1000 China Direct program were more than offset by lower production revenues of $21 million on the AP1000 U.S. program.

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

Condensed Consolidated Statements of Cash Flows
(In thousands)	September 30, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$98,975	$162,307
Investing activities	(237,187)	(259,552)
Financing activities	(80,669)	(39,354)
Effect of exchange-rate changes on cash	(10,322)	14,942
Net decrease in cash and cash equivalents	(229,203)	(121,657)

Net cash provided by operating activities decreased $63 million from the prior year period.  The decrease in net cash provided is primarily due to a voluntary pension contribution of $50 million as well as the timing of accounts receivable collections and higher inventory receipts during the current period.

Net cash used for investing activities decreased $22 million from the comparable prior year period primarily due to lower cash used for acquisitions as well as lower capital expenditures in the current period. The Corporation acquired one business during the nine months ended September 30, 2018 for approximately $210 million. The Corporation acquired two businesses during the nine months ended September 30, 2017 for approximately $233 million.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.7% for both the three and nine months ended September 30, 2018 as compared to an average interest rate of 4.0% for both the three and nine months ended September 30, 2017. The Corporation’s average debt outstanding was $800 million and $835 million for the three and nine months ended September 30, 2018, respectively, and $950 million for both the three and nine months ended September 30, 2017.

Revolving Credit Agreement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

As of September 30, 2018, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $23 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of September 30, 2018 was $477 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2018, the Corporation used $79 million of cash to repurchase approximately 608,000 outstanding shares under its share repurchase program. During the nine months ended September 30, 2017, the Corporation used $39 million of cash to repurchase approximately 414,000 outstanding shares under its share repurchase program.

Dividends

The Corporation made dividend payments of $13 million and $11 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

As of September 30, 2018, we had the ability to borrow additional debt of $1,503 million without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2018.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2017 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2018 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL), which was filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  We maintain various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. All parties have agreed in principle to participate in a formal mediation in 2019 with the intention of settling this claim. In an effort to induce the parties to participate in the formal mediation, CNRL agreed to reduce its claim to approximately $400 million, which reflects the monetary amount of property damage incurred as result of the fire and explosion. We are currently unable to estimate an amount, or range of potential losses, if any, from this matter. We believe that we have adequate legal defenses and intend to defend this matter vigorously. Our financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

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

On March 29, 2017, WEC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York (the Court), Case No. 17-10751.  The Court overseeing the Bankruptcy Case approved, on an interim basis, an $800 million Debtor-in-Possession Financing Facility to help WEC finance its business operations during the reorganization process. On January 4, 2018, WEC announced that it had agreed to be acquired by Brookfield Business Partners L.P. (Brookfield) for approximately $4.6 billion. The acquisition, which was completed on August 1, 2018, is not expected to have a material impact on our financial condition or results of operations as WEC plans to continue operating in the ordinary course of business under existing senior management.

We have approximately $2.9 million in pre-petition billings outstanding with WEC as of September 30, 2018. On March 27, 2018, the Court approved WEC's Plan of Reorganization, whereby we are expected to recover substantially all of our general unsecured claims inclusive of pre-petition billings. As it relates to our post-petition work, we will continue to honor our executory contracts and expect to collect all amounts due.  We will continue to monitor and evaluate the status of the WEC bankruptcy for potential impacts on our business.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2018. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2017 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2018.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	88,659	$123.24	445,518	$92,350,595
August 1 - August 31	90,424	132.36	535,942	80,382,337
September 1 - September 30	72,509	136.38	608,451	70,493,717
For the quarter ended September 30, 2018	251,592	$130.30	608,451	$70,493,717

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2018.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2018 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2017 Annual Report on Form 10-K.

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
Dated: October 31, 2018