Form 10-Q
period 2019-03-31
CURTISS WRIGHT CORP
filed 2019-05-09
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

or

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

Yes  ☒                        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒                        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common Stock, par value $1.00 per share: 42,772,893 shares (as of April 30, 2019).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Net sales
Product sales	$471,599	$444,687
Service sales	106,715	102,835
Total net sales	578,314	547,522
Cost of sales
Cost of product sales	311,956	299,311
Cost of service sales	69,485	67,020
Total cost of sales	381,441	366,331
Gross profit	196,873	181,191
Research and development expenses	17,241	15,941
Selling expenses	31,477	31,520
General and administrative expenses	76,110	69,232
Operating income	72,045	64,498
Interest expense	7,272	8,204
Other income, net	5,478	4,683
Earnings before income taxes	70,251	60,977
Provision for income taxes	(14,658)	(17,334)
Net earnings	$55,593	$43,643

Net earnings per share:
Basic earnings per share	$1.30	$0.99
Diluted earnings per share	$1.29	$0.98

Dividends per share	$0.15	$0.15
Weighted average shares outstanding:
Basic	42,799	44,188
Diluted	43,058	44,678

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net earnings	$55,593	$43,643
Other comprehensive income
Foreign currency translation adjustments, net of tax (1)	$8,242	$15,411
Pension and postretirement adjustments, net of tax (2)	1,683	2,622
Other comprehensive income, net of tax	9,925	18,033
Comprehensive income	$65,518	$61,676

(1) The tax benefit/(expense) included in other comprehensive income for foreign currency translation adjustments for the three months ended March 31, 2019 and 2018 was ($0.1) million and $0.7 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.9 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$154,428	$276,066
Receivables, net	591,562	593,755
Inventories, net	447,022	423,426
Other current assets	45,727	50,719
Total current assets	1,238,739	1,343,966
Property, plant, and equipment, net	375,296	374,660
Goodwill	1,111,342	1,088,032
Other intangible assets, net	444,741	429,567
Operating lease right-of-use assets, net	138,525	—
Other assets	20,159	19,160
Total assets	$3,328,802	$3,255,385
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$161	$243
Accounts payable	176,439	232,983
Accrued expenses	114,062	166,954
Income taxes payable	13,708	5,811
Deferred revenue	225,925	236,508
Other current liabilities	72,973	44,829
Total current liabilities	603,268	687,328
Long-term debt	761,894	762,313
Deferred tax liabilities, net	49,305	47,121
Accrued pension and other postretirement benefit costs	99,389	101,227
Long-term operating lease liability	124,014	—
Long-term portion of environmental reserves	15,847	15,777
Other liabilities	89,505	110,838
Total liabilities	1,743,222	1,724,604
Contingencies and commitments (Note 14)
Stockholders' Equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 49,187,378 shares issued as of March 31, 2019 and December 31, 2018; outstanding shares were 42,801,008 as of March 31, 2019 and 42,772,417 as of December 31, 2018	49,187	49,187
Additional paid in capital	114,696	118,234
Retained earnings	2,266,902	2,191,471
Accumulated other comprehensive loss	(304,779)	(288,447)
Common treasury stock, at cost (6,386,370 shares as of March 31, 2019 and 6,414,961 shares as of December 31, 2018)	(540,426)	(539,664)
Total stockholders' equity	1,585,580	1,530,781
Total liabilities and stockholders' equity	$3,328,802	$3,255,385

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net earnings	$55,593	$43,643
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	25,793	24,601
Gain on divestiture	—	(2,108)
Gain on fixed asset disposals	(504)	(697)
Deferred income taxes	1,626	7,806
Share-based compensation	3,495	4,591
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	7,360	(2,451)
Inventories, net	(22,024)	(28,652)
Progress payments	(1,594)	(3,121)
Accounts payable and accrued expenses	(108,873)	(79,564)
Deferred revenue	(11,764)	6,410
Income taxes payable	11,948	1,407
Net pension and postretirement liabilities	255	(48,704)
Other current and long-term assets and liabilities	(13,169)	5,577
Net cash used for operating activities	(51,858)	(71,262)
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	1,268	819
Acquisition of intangible assets	(137)	(1,500)
Additions to property, plant, and equipment	(17,034)	(8,971)
Acquisition of business, net of cash acquired	(49,037)	—
Net cash used for investing activities	(64,940)	(9,652)
Cash flows from financing activities:
Borrowings under revolving credit facilities	3,837	3,716
Payment of revolving credit facilities	(3,919)	(2,884)
Repurchases of common stock	(12,471)	(12,328)
Proceeds from share-based compensation	4,677	6,151
Other	(197)	(181)
Net cash used for financing activities	(8,073)	(5,526)
Effect of exchange-rate changes on cash	3,233	7,838
Net decrease in cash and cash equivalents	(121,638)	(78,602)
Cash and cash equivalents at beginning of period	276,066	475,120
Cash and cash equivalents at end of period	$154,428	$396,518
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$264	$182

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2017	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
Cumulative effect from adoption of ASC 606	—	—	(2,274)	—	—
Net earnings	—	—	275,749	—	—
Other comprehensive income, net of tax	—	—	—	(71,607)	—
Dividends paid	—	—	(26,328)	—	—
Restricted stock	—	(13,134)	—	—	13,134
Stock options exercised	—	(2,355)	—	—	14,294
Share-based compensation	—	13,866	—	—	228
Repurchase of common stock	—	—	—	—	(198,592)
Other	—	(752)	—	—	752
December 31, 2018	$49,187	$118,234	$2,191,471	$(288,447)	$(539,664)
Cumulative effect from adoption of ASU 2018-02	—	—	26,257	(26,257)	—
Net earnings	—	—	55,593	—	—
Other comprehensive income, net of tax	—	—	—	9,925	—
Dividends declared	—	—	(6,419)	—	—
Restricted stock	—	(5,491)	—	—	5,491
Stock options exercised	—	(519)	—	—	5,195
Share-based compensation	—	3,133	—	—	362
Repurchase of common stock	—	—	—	—	(12,471)
Other	—	(661)	—	—	661
March 31, 2019	$49,187	$114,696	$2,266,902	$(304,779)	$(540,426)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete long-term contracts, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. In the three month periods ended March 31, 2019 and 2018, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2018 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recent accounting pronouncements adopted

ASU 2016-02 - Leases - On January 1, 2019, the Corporation adopted ASC 842, Leases, using the optional transition method of adoption which permits the entity to continue presenting all periods prior to January 1, 2019 under previous lease accounting guidance. In conjunction with the adoption, the Corporation elected the package of practical expedients which permits the entity to forgo reassessment of conclusions reached regarding lease existence and lease classification under previous guidance, as well as the practical expedient to not separate non-lease components. Further, the Corporation made an accounting policy election to account for short-term leases in a manner consistent with the methodology applied under previous guidance. The adoption of this standard resulted in an increase of approximately $151 million in both total assets and total liabilities in the Corporation’s Condensed Consolidated Balance Sheet as of January 1, 2019.

ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - On January 1, 2019, the Corporation adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of tax effects stranded in accumulated other comprehensive income to retained earnings as a result of the 2017 Tax Cuts and Jobs Act (the Tax Act). The adoption of this standard resulted in a reclassification of $26 million from accumulated other comprehensive loss to retained earnings in the Corporation’s Condensed Consolidated Balance Sheet as of January 1, 2019.

2.           REVENUE

The Corporation recognizes revenue when control of a promised good and/or service is transferred to a customer in an amount that reflects the consideration that the Corporation expects to be entitled to in exchange for that good and/or service.

Performance Obligations

The Corporation identifies a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. As part of its assessment, the Corporation considers all goods and/or services promised in the contract, regardless of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis accounted for approximately 48% and 45% of total net sales for the three months ended March 31, 2019 and 2018, respectively. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time accounted for approximately 52% and 55% of total net sales for the three months ended March 31, 2019 and 2018, respectively. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.3 billion as of March 31, 2019, of which the Corporation expects to recognize approximately 93% as net sales over the next 12 -36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

	Three Months Ended March 31,
Total Net Sales by End Market and Customer Type (In thousands)	2019	2018
Defense
Aerospace	$78,787	$79,153
Ground	20,758	22,519
Naval	131,088	103,489
Total Defense Customers	$230,633	$205,161

Commercial
Aerospace	$103,221	$99,404
Power Generation	96,480	98,319
General Industrial	147,980	144,638
Total Commercial Customers	$347,681	$342,361

Total	$578,314	$547,522

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2019 included in the contract liabilities balance at the beginning of the year was approximately $79 million. Changes in contract assets and contract liabilities as of March 31, 2019, were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the three months ended March 31, 2019, the Corporation acquired one business for an aggregate purchase price of $49 million, which is described in more detail below. No acquisitions were made during the three months ended March 31, 2018.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the three months ended March 31, 2019.

(In thousands)	2019
Accounts receivable	$2,300
Inventory	322
Property, plant, and equipment	648
Other current and non-current assets	180
Intangible assets	26,000
Operating lease right-of-use assets, net	1,410
Current and non-current liabilities	(2,970)
Net tangible and intangible assets	27,890
Purchase price, net of cash acquired	49,037
Goodwill	$21,147

Goodwill deductible for tax purposes	$21,147

2019 Acquisitions

Tactical Communications Group (TCG)

On March 15, 2019, the Corporation acquired 100% of the membership interest of TCG for $49 million, net of cash acquired. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. TCG is a designer and manufacturer of tactical data link software solutions for critical military communications systems. The acquired business operates within the Defense segment.

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2019	December 31, 2018
Billed receivables:
Trade and other receivables	$378,350	$390,306
Less: Allowance for doubtful accounts	(8,395)	(7,436)
Net billed receivables	369,955	382,870
Unbilled receivables (Contract Assets):
Recoverable costs and estimated earnings not billed	234,286	225,810
Less: Progress payments applied	(12,679)	(14,925)
Net unbilled receivables	221,607	210,885
Receivables, net	$591,562	$593,755

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

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$201,889	$214,442
Work-in-process	90,406	74,536
Finished goods and component parts	145,923	143,016
Inventoried costs related to U.S. Government and other long-term contracts	74,343	54,195
Gross inventories	512,561	486,189
Less: Inventory reserves	(58,046)	(55,776)
Progress payments applied	(7,493)	(6,987)
Inventories, net	$447,022	$423,426

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $45.0 million and $44.4 million as of March 31, 2019 and December 31, 2018, respectively. These capitalized costs will be liquidated as control of production units is transferred to the customer. As of March 31, 2019 and December 31, 2018, $34.3 million and $18.7 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows:

(In thousands)	Commercial/ Industrial	Defense	Power	Consolidated
December 31, 2018	$442,015	$448,871	$197,146	$1,088,032
Acquisitions	—	21,147	—	21,147
Adjustments	—	(208)	—	(208)
Foreign currency translation adjustment	742	1,567	62	2,371
March 31, 2019	$442,757	$471,377	$197,208	$1,111,342

7.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2019			December 31, 2018
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$245,236	$(127,077)	$118,159	$238,212	$(123,156)	$115,056
Customer related intangibles	378,446	(199,130)	179,316	358,832	(193,455)	165,377
Programs (1)	144,000	(7,200)	136,800	144,000	(5,400)	138,600
Other intangible assets	41,217	(30,751)	10,466	40,340	(29,806)	10,534
Total	$808,899	$(364,158)	$444,741	$781,384	$(351,817)	$429,567
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.
During the three months ended March 31, 2019, the Corporation acquired intangible assets of $26.0 million. The Corporation acquired Customer-related intangibles of $18.4 million, Technology of $6.8 million, and Other intangible assets of $0.8 million, which have a weighted average amortization period of 15.0 years, 14.0 years, and 8.0 years, respectively.

Total intangible amortization expense for the three months ended March 31, 2019 was $11.2 million as compared to $9.6 million in the comparable prior year period. The estimated amortization expense for the five years ending December 31, 2019 through 2023 is $72.8 million, $71.0 million, $69.1 million, $66.6 million, and $62.9 million, respectively.

8.           LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. Our leases have remaining lease terms of 1 year to 25 years, some of which include options for renewals, escalations, or terminations.

The components of lease expense were as follows:

Three Months Ended
(In thousands)	March 31, 2019
Operating lease cost	$8,212

Finance lease cost:
Amortization of right-of-use assets	$197
Interest on lease liabilities	128
Total finance lease cost	$325

Supplemental cash flow information related to leases was as follows:

Three Months Ended
(In thousands)	March 31, 2019
Cash used for operating activities:
Operating cash flows from operating leases	$(7,764)
Operating cash flows from finance leases	(127)

Supplemental balance sheet information related to leases was as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands, except lease term and discount rate)	As of March 31, 2019
Operating Leases
Operating lease right-of-use assets, net	$138,525

Other current liabilities	$21,835
Long-term operating lease liability	124,014
Total operating lease liabilities	$145,849

Finance Leases
Property, plant, and equipment	$15,561
Accumulated depreciation	(4,755)
Property, plant, and equipment, net	$10,806

Other current liabilities	$761
Other liabilities	11,646
Total finance lease liabilities	$12,407

Weighted average remaining lease term
Operating leases	8.3 years
Finance leases	10.4 years
Weighted average discount rate
Operating leases	3.85%
Finance leases	4.05%

Maturities of lease liabilities were as follows:

	As of March 31, 2019
(In thousands)	Operating Leases	Finance Leases
2019	$21,905	$984
2020	27,375	1,342
2021	24,422	1,375
2022	18,215	1,410
2023	16,188	1,445
Thereafter	63,870	8,783
Total lease payments	$171,975	$15,339
Less: imputed interest	(26,126)	(2,932)
Total	$145,849	$12,407

In November 2018, the Corporation entered into a build-to-suit lease of approximately $27 million for the construction of a new facility for DRG in Charleston, South Carolina. The lease has not been reflected in the Corporation’s condensed consolidated financial statements as of March 31, 2019 as the Corporation has not yet obtained the right to control the use of the facility.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018, the fair values of the asset and liability derivative instruments are immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The location and amount of gains recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31, were as follows:

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2019	2018
Forward exchange contracts:
General and administrative expenses	$3,589	$353

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2019.  Accordingly, all of the Corporation’s debt is valued at a Level 2.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	100,000	100,685	100,000	100,359
3.70% Senior notes due 2023	202,500	203,134	202,500	201,813
3.85% Senior notes due 2025	90,000	90,665	90,000	89,711
4.24% Senior notes due 2026	200,000	204,746	200,000	202,288
4.05% Senior notes due 2028	67,500	67,904	67,500	66,942
4.11% Senior notes due 2028	90,000	90,840	90,000	89,647
Other debt	161	161	243	243
Total debt	750,161	758,135	750,243	751,003
Debt issuance costs, net	(684)	(684)	(714)	(714)
Unamortized interest rate swap proceeds	12,578	12,578	13,027	13,027
Total debt, net	$762,055	$770,029	$762,556	$763,316

10.           PENSION PLANS

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2018 Annual Report on Form 10-K filed with the SEC.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension Plans

The components of net periodic pension cost for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Service cost	$5,826	$6,506
Interest cost	7,372	6,534
Expected return on plan assets	(14,884)	(14,716)
Amortization of prior service cost	(71)	(63)
Amortization of unrecognized actuarial loss	2,592	3,906
Net periodic benefit cost	$835	$2,167

The Corporation does not expect to make any contributions to the Curtiss-Wright Pension Plan in 2019. Contributions to the foreign benefit plans are not expected to be material in 2019. During the three months ended March 31, 2018, the Corporation made a $50 million voluntary contribution to the Curtiss-Wright Pension Plan.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components. Effective January 1, 2019, the Corporation increased the employer match opportunity, raising the maximum employer contribution from 6% to 7% of eligible compensation. During the three months ended March 31, 2019 and 2018, the expense relating to the plan was $5.4 million and $4.2 million, respectively.  The Corporation made $10.9 million in contributions to the plan for the first quarter of 2019, and expects to make total contributions of $15.1 million in 2019.

11.           EARNINGS PER SHARE

Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Basic weighted-average shares outstanding	42,799	44,188
Dilutive effect of stock options and deferred stock compensation	259	490
Diluted weighted-average shares outstanding	43,058	44,678

For the three months ended March 31, 2019 and March 31, 2018, there were no anti-dilutive equity-based awards.

12.           SEGMENT INFORMATION

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net sales and operating income by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net sales
Commercial/Industrial	$293,750	$296,753
Defense	121,497	120,883
Power	164,147	132,158
Less: Intersegment revenues	(1,080)	(2,272)
Total consolidated	$578,314	$547,522

Operating income (expense)
Commercial/Industrial	$39,446	$39,225
Defense	17,653	19,728
Power	24,219	15,342
Corporate and eliminations (1)	(9,273)	(9,797)
Total consolidated	$72,045	$64,498

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Total operating income	$72,045	$64,498
Interest expense	7,272	8,204
Other income, net	5,478	4,683
Earnings before income taxes	$70,251	$60,977

(In thousands)	March 31, 2019	December 31, 2018
Identifiable assets
Commercial/Industrial	$1,455,070	$1,398,601
Defense	1,036,152	961,298
Power	762,935	720,073
Corporate and Other	74,645	175,413
Total consolidated	$3,328,802	$3,255,385

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2017	$(94,708)	$(122,132)	$(216,840)
Other comprehensive loss before reclassifications (1)	(52,440)	(31,380)	(83,820)
Amounts reclassified from accumulated other comprehensive loss (1)	—	12,213	12,213
Net current period other comprehensive loss	(52,440)	(19,167)	(71,607)
December 31, 2018	$(147,148)	$(141,299)	$(288,447)
Other comprehensive income (loss) before reclassifications (1)	8,242	(61)	8,181
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	1,744	1,744
Net current period other comprehensive income	8,242	1,683	9,925
Cumulative effect from adoption of ASU 2018-02 (2)	(1,318)	(24,939)	(26,257)
March 31, 2019	$(140,224)	$(164,555)	$(304,779)

(1) All amounts are after tax.

(2) Reclassification to retained earnings due to adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1 for additional information.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	235	(1)
Amortization of actuarial losses	(2,546)	(1)
	(2,311)	Total before tax
	567	Income tax
Total reclassifications	$(1,744)	Net of tax

(1) These items are included in the computation of net periodic pension cost. See Note 10, Pension Plans.

14.           CONTINGENCIES AND COMMITMENTS

Legal Proceedings

The Corporation has been named in a number of lawsuits that allege injury from exposure to asbestos.  To date, the Corporation has not been found liable for or paid any material sum of money in settlement in any case.  The Corporation believes its minimal use of asbestos in its past operations as well as its acquired businesses’ operations and the relatively non-friable condition of asbestos in its historical products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate.  The Corporation maintains insurance coverage and indemnification agreements for these potential liabilities and believes adequate coverage exists to cover any unanticipated asbestos liability.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2019 and December 31, 2018, there were $24.0 million and $21.7 million of stand-by letters of credit outstanding, respectively, and $11.1 million and $11.7 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, our Electro-Mechanical Division is the reactor coolant pump (RCP) supplier for the WEC AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable.  On October 10, 2013, the Corporation received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million.  The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2019, the Corporation has not met certain contractual delivery dates under its AP 1000 contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of March 31, 2019. As of March 31, 2019, the range of possible loss is $0 million to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 million to $55.5 million.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, (d) the effects of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance, and (e) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2018 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a global, diversified, industrial provider of highly engineered and technologically advanced products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets, including the commercial aerospace, defense, power generation, and general industrial markets. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 42% of our 2019 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2019. The financial information as of March 31, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings	Three Months Ended
	March 31,
(In thousands)	2019	2018	% change
Sales
Commercial/Industrial	$293,507	$296,641	(1%)
Defense	121,022	118,901	2%
Power	163,785	131,980	24%
Total sales	$578,314	$547,522	6%

Operating income
Commercial/Industrial	$39,446	$39,225	1%
Defense	17,653	19,728	(11%)
Power	24,219	15,342	58%
Corporate and eliminations	(9,273)	(9,797)	5%
Total operating income	$72,045	$64,498	12%

Interest expense	7,272	8,204	(11%)
Other income, net	5,478	4,683	17%
Earnings before income taxes	70,251	60,977	15%

Provision for income taxes	(14,658)	(17,334)	(15%)
Net earnings	$55,593	$43,643	27%

New orders	$746,739	$604,903	23%

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2019 vs. 2018
	Sales	Operating Income
Organic	2%	5%
Acquisitions	5%	5%
Foreign currency	(1%)	2%
Total	6%	12%

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Sales for the first three months of 2019 increased $31 million to $578 million, compared with the same period in 2018.  On a segment basis, sales from the Defense and Power segments increased $2 million, and $32 million respectively, with sales from the Commercial/Industrial segment decreasing $3 million. Changes in sales by segment are discussed in further detail in the results by business segment section.

Operating income during the first quarter of 2019 increased $8 million, or 12%, to $72 million, and operating margin increased 70 basis points, to 12.5%, from the comparable prior year period. Increases in operating income and operating margin were primarily due to the incremental impact of our Dresser-Rand Government Business (DRG) acquisition and favorable overhead absorption on higher naval defense sales in the Power segment. These increases were partially offset by an unfavorable shift in mix within our defense electronic products in the Defense segment. The benefits of our ongoing margin improvement initiatives were recognized across all segments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Non-segment operating expense of $9 million was essentially flat compared to the prior period.

Interest expense decreased $1 million, or 11%, to $7 million from the comparable prior year period, primarily due to a discretionary $50 million prepayment on our 2013 Notes in October 2018.

The effective tax rates for the three months ended March 31, 2019 and 2018 were 20.9% and 28.4%, respectively. The decrease in the effective tax rate during the current period was primarily due to additional tax expense associated with the Tax Act for foreign withholding taxes recognized in the prior year period. This decrease was partially offset by a lower discrete tax benefit related to share-based compensation during the current period.

Comprehensive income in the first quarter of 2019 was $66 million, compared to comprehensive income of $62 million in the comparable prior year period. The change was primarily due to the following:

•	Net earnings increased $12 million, primarily due to higher operating income and a decrease in the effective tax rate during the current period.

•
Foreign currency translation adjustments during the current period resulted in a $8 million comprehensive gain, compared to a $15 million comprehensive gain in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Canadian dollar.

•	Pension and postretirement adjustments within comprehensive income of $2 million were essentially flat against the comparable prior year period.
.
New orders in the first quarter of 2019 increased $142 million from the prior year period to $747 million, primarily due to higher naval defense orders in both the Commercial/Industrial and Power segments.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2019	2018	% change
Sales	$293,507	$296,641	(1%)
Operating income	39,446	39,225	1%
Operating margin	13.4%	13.2%	20	bps
New orders	$365,257	$329,278	11%

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2019 vs. 2018
	Sales	Operating Income
Organic	1%	—%
Acquisitions	—%	—%
Foreign currency	(2%)	1%
Total	(1%)	1%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the first quarter of 2019 decreased $3 million, or 1%, to $294 million over the comparable prior year period. In the naval defense market, sales decreased $6 million primarily due to the timing of valve production on the CVN-80 aircraft carrier program. This decrease was partially offset by a sales increase of $4 million in the general industrial market, primarily due to higher demand for our industrial valve products. Unfavorable foreign currency translation reduced sales $5 million.

Operating income of $39 million during the first quarter of 2019 was essentially flat compared to the prior year period, and operating margin increased 20 basis points from the comparable prior year period to 13.4%. Higher sales and favorable overhead absorption for industrial valve products, improved profitability for surface treatment services, and the benefits of our ongoing margin improvement initiatives were essentially offset by lower sales and unfavorable mix for sensors and controls products as well as the impact from tariffs.

New orders increased $36 million in the first quarter of 2019 from the comparable prior year period, primarily due to higher naval defense orders.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2019	2018	% change
Sales	$121,022	$118,901	2%
Operating income	17,653	19,728	(11%)
Operating margin	14.6%	16.6%	(200	bps)
New orders	$130,825	$133,889	(2%)

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2019 vs. 2018
	Sales	Operating Income
Organic	3%	(12%)
Acquisitions	—%	(3%)
Foreign currency	(1%)	4%
Total	2%	(11%)

Sales in the Defense segment are primarily generated from the defense market, and to a lesser extent, the commercial aerospace and general industrial markets.

Sales during the first quarter of 2019 increased $2 million, or 2%, to $121 million, from the comparable prior year period, primarily due to higher sales in the commercial aerospace and naval defense markets. In the commercial aerospace market, we experienced higher demand for avionics and electronics equipment on various domestic and international platforms. Sales in the naval defense market increased primarily due to higher sales of embedded computing equipment on the Virginia-class submarine program.

Operating income during the first quarter of 2019 decreased $2 million, or 11%, to $18 million, and operating margin decreased 200 basis points from the comparable prior year period to 14.6%. The decreases in operating income and operating margin were primarily due to an unfavorable shift in mix within our defense electronic products.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders decreased $3 million in the first quarter of 2019 from the comparable prior year period, primarily due to lower commercial aerospace orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended
	March 31,
(In thousands)	2019	2018	% change
Sales	$163,785	$131,980	24%
Operating income	24,219	15,342	58%
Operating margin	14.8%	11.6%	320	bps
New orders	$250,657	$141,736	77%

Components of sales and operating income increase (decrease):	Three Months Ended
	March 31,
	2019 vs. 2018
	Sales	Operating Income
Organic	6%	35%
Acquisitions	18%	23%
Foreign currency	—%	—%
Total	24%	58%

Sales in the Power segment are primarily generated from the power generation and naval defense markets.

Sales during the first quarter of 2019 increased $32 million, or 24%, to $164 million from the comparable prior year period, primarily due to higher sales of $31 million in the naval defense market. This increase was primarily due to the incremental impact of our DRG acquisition in the second quarter of 2018, which contributed $21 million in sales. Excluding the impact of DRG, sales in the naval defense market increased primarily due to increased production on the Virginia-class submarine and CVN-80 aircraft carrier programs. Sales to the power generation and general industrial markets were essentially flat.

Operating income during the first quarter of 2019 increased $9 million, or 58%, to $24 million, and operating margin increased 320 basis points to 14.8%. This performance reflects the incremental impact of our DRG acquisition and favorable overhead absorption on higher naval defense sales.

New orders increased $109 million in the first quarter of 2019 from the comparable prior year period, primarily due to higher naval defense orders, including $20 million of incremental new orders from our DRG acquisition.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market	Three Months Ended
	March 31,
(In thousands)	2019	2018	% change
Defense markets
Aerospace	$78,787	$79,153	—%
Ground	20,758	22,519	(8%)
Naval	131,088	103,489	27%
Total Defense	$230,633	$205,161	12%

Commercial markets
Aerospace	$103,221	$99,404	4%
Power Generation	96,480	98,319	(2%)
General Industrial	147,980	144,638	2%
Total Commercial	$347,681	$342,361	2%

Total Curtiss-Wright	$578,314	$547,522	6%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.
Defense market sales increased $25 million, or 12%, to $231 million from the comparable prior year period, primarily due to higher sales in the naval defense market. This increase was primarily due to the incremental impact of our DRG acquisition, which contributed $21 million in sales. Excluding the impact of DRG, sales in the naval defense market increased primarily due to increased production on the Virginia-class submarine program.

Commercial market sales increased $5 million, or 2%, to $348 million, from the comparable prior year period. In the commercial aerospace market, we experienced higher demand for avionics and electronics equipment on various domestic and international platforms. Sales in the general industrial market benefited primarily due to higher demand for our industrial valve products.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net Cash provided by (used in):
Operating activities	$(51,858)	$(71,262)
Investing activities	(64,940)	(9,652)
Financing activities	(8,073)	(5,526)
Effect of exchange-rate changes on cash	3,233	7,838
Net decrease in cash and cash equivalents	(121,638)	(78,602)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used in operating activities decreased $19 million from the comparable prior year period. The decrease is primarily due to a prior year period voluntary pension contribution of $50 million, partially offset by higher current period disbursements.

Net cash used in investing activities increased $55 million from the comparable prior year period primarily due to cash used for acquisitions in the current period and higher capital expenditures. The Corporation acquired one business during the three months ended March 31, 2019 for approximately $49 million, net of cash acquired. No acquisitions were made in the comparable prior year period.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.7% for both the three months ended March 31, 2019 and March 31, 2018. The Corporation's average debt outstanding was $750 million and $800 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Revolving Credit Agreement

As of March 31, 2019, the Corporation had no borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the "Credit Agreement" or "credit facility") and $24 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of March 31, 2019 was $476 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the first three months of 2019, the Corporation used $12 million of cash to repurchase approximately 110,000 outstanding shares under its share repurchase program. During the first quarter of 2018, the Corporation used $12 million of cash to repurchase approximately 95,000 outstanding shares.

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

Debt Compliance

As of the date of this report, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization limit of 60%. The debt to capitalization limit is a measure of our indebtedness (as defined per the notes purchase agreement and credit facility) to capitalization, where capitalization equals debt plus equity, and is the same for and applies to all of our debt agreements and credit facility. As of March 31, 2019, we had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2018 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 27, 2019, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURTISS WRIGHT CORPORATION and SUBSIDIARIES

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2019.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2018 Annual Report on Form 10-K.

Item 4.               CONTROLS AND PROCEDURES

As of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2019 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2019, we implemented changes to our accounting processes and procedures in response to the adoption of ASC 842 - Leases, which became effective on January 1, 2019. However, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named in pending lawsuits that allege injury from exposure to asbestos. To date, we have not been found liable or paid any material sum of money in settlement in any case. We believe that the minimal use of asbestos in our past operations as well as our acquired businesses and the relatively non-friable condition of asbestos in our historical products make it unlikely that we will face material liability in any asbestos litigation, whether individually or in the aggregate. We maintain insurance coverage and indemnification agreements for these potential liabilities and we believe adequate coverage exists to cover any unanticipated asbestos liability.

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2019. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2018 Annual Report on Form 10-K.

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2019.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	42,079	$106.45	42,079	$46,319,700
February 1 - February 28	32,381	117.27	74,460	42,522,230
March 1 - March 31	36,004	116.54	110,464	38,326,148
For the quarter ended	110,464	$112.91	110,464	38,326,148

On December 12, 2018, the Corporation authorized $100 million of share repurchases through a 10b5-1 program. Of this authorization, the Company used $50 million for opportunistic share repurchases in December 2018. Beginning in
January 2019, the Company expects to repurchase $50 million of additional shares through a 10b5-1 program.

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2019.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2019 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2018 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President and Chief Financial Officer
Dated: May 9, 2019