Form 10-Q/A
period 2019-03-31
CURTISS WRIGHT CORP
filed 2019-05-24
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
AMENDMENT NO.1 TO FORM 10-Q

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

Common Stock, par value $1.00 per share: 42,772,893 shares (as of April 30, 2019).

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Curtiss-Wright Corporation, as originally filed with the Securities and Exchange Commission on May 9, 2019 (the “Original Filing”), is being filed solely to correct an inadvertent overstatement of estimated amortization expense for the five years ending December 31, 2019 through 2023 as disclosed in the Notes to the Condensed Consolidated Financial Statements. Specifically, page 13 of the Original Filing included the following sentence: “The estimated amortization expense for the five years ending December 31, 2019 through 2023 is $72.8 million, $71.0 million, $69.1 million, $66.6 million, and $62.9 million, respectively.” The sentence has been amended to state the following: “The estimated amortization expense for the five years ending December 31, 2019 through 2023 is $45.3 million, $43.4 million, $41.5 million, $39.0 million, and $35.3 million, respectively.”

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A does not reflect any subsequent events that may have occurred since the date of the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Form 10-Q/A.

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

Total intangible amortization expense for the three months ended March 31, 2019 was $11.2 million as compared to $9.6 million in the comparable prior year period. The estimated amortization expense for the five years ending December 31, 2019 through 2023 is $45.3 million, $43.4 million, $41.5 million, $39.0 million, and $35.3 million, respectively.

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
Dated: May 24, 2019