Form 10-Q
period 2019-09-30
CURTISS WRIGHT CORP
filed 2019-10-31
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

or

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

Common Stock, par value $1.00 per share: 42,689,253 shares (as of September 30, 2019).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales
Product sales	$516,760	$495,197	$1,520,612	$1,451,560
Service sales	98,120	100,196	311,578	311,653
Total net sales	614,880	595,393	1,832,190	1,763,213
Cost of sales
Cost of product sales	331,793	312,702	986,475	936,197
Cost of service sales	57,011	60,173	192,722	196,807
Total cost of sales	388,804	372,875	1,179,197	1,133,004
Gross profit	226,076	222,518	652,993	630,209
Research and development expenses	18,362	14,239	54,503	45,234
Selling expenses	28,133	30,361	90,303	94,546
General and administrative expenses	74,012	80,871	224,888	226,808
Operating income	105,569	97,047	283,299	263,621
Interest expense	7,951	7,949	23,183	25,719
Other income, net	6,355	3,843	17,704	12,497
Earnings before income taxes	103,973	92,941	277,820	250,399
Provision for income taxes	(21,463)	(18,458)	(59,645)	(57,485)
Net earnings	$82,510	$74,483	$218,175	$192,914

Net earnings per share:
Basic earnings per share	$1.93	$1.70	$5.10	$4.38
Diluted earnings per share	$1.92	$1.68	$5.07	$4.33

Dividends per share	0.17	0.15	0.49	0.45
Weighted-average shares outstanding:
Basic	42,709	43,892	42,755	44,060
Diluted	42,995	44,334	43,025	44,513

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings	$82,510	$74,483	$218,175	$192,914
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(24,734)	$(2,230)	$(15,952)	$(30,590)
Pension and postretirement adjustments, net of tax (2)	1,311	3,458	4,743	9,142
Other comprehensive income (loss), net of tax	(23,423)	1,228	(11,209)	(21,448)
Comprehensive income	$59,087	$75,711	$206,966	$171,466

(1) The tax benefit included in other comprehensive loss for foreign currency translation adjustments for both the three and nine months ended September 30, 2019 was $0.6 million. The tax benefit included in other comprehensive loss for foreign currency translation adjustments for the three and nine months ended September 30, 2018 was $0.5 million and $1.7 million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2019 was $0.4 million and $1.5 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2018 was $1.1 million and $2.9 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$297,712	$276,066
Receivables, net	644,150	593,755
Inventories, net	430,086	423,426
Other current assets	44,338	50,719
Total current assets	1,416,286	1,343,966
Property, plant, and equipment, net	373,718	374,660
Goodwill	1,104,796	1,088,032
Other intangible assets, net	420,458	429,567
Operating lease right-of-use assets, net	134,286	—
Other assets	32,765	19,160
Total assets	$3,482,309	$3,255,385
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$80	$243
Accounts payable	169,413	232,983
Accrued expenses	140,589	166,954
Income taxes payable	8,347	5,811
Deferred revenue	256,327	236,508
Other current liabilities	73,349	44,829
Total current liabilities	648,105	687,328
Long-term debt	761,057	762,313
Deferred tax liabilities, net	48,809	47,121
Accrued pension and other postretirement benefit costs	94,629	101,227
Long-term operating lease liability	116,652	—
Long-term portion of environmental reserves	15,923	15,777
Other liabilities	95,994	110,838
Total liabilities	1,781,169	1,724,604
Contingencies and commitments (Note 14)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 49,187,378 shares issued as of September 30, 2019 and December 31, 2018; outstanding shares were 42,689,253 as of September 30, 2019 and 42,772,417 as of December 31, 2018	49,187	49,187
Additional paid in capital	120,219	118,234
Retained earnings	2,414,956	2,191,471
Accumulated other comprehensive loss	(325,913)	(288,447)
Common treasury stock, at cost (6,498,125 shares as of September 30, 2019 and 6,414,961 shares as of December 31, 2018)	(557,309)	(539,664)
Total stockholders’ equity	1,701,140	1,530,781
Total liabilities and stockholders’ equity	$3,482,309	$3,255,385

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net earnings	$218,175	$192,914
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	76,998	77,146
Gain on divestitures	—	(2,149)
Gain on fixed asset disposals	(6,295)	(531)
Deferred income taxes	652	4,942
Share-based compensation	11,262	11,846
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	(44,788)	(79,372)
Inventories, net	(8,587)	(50,463)
Progress payments	(4,955)	764
Accounts payable and accrued expenses	(86,900)	(32,389)
Deferred revenue	18,750	11,643
Income taxes payable	2,676	(7,620)
Pension and postretirement liabilities, net	(928)	(46,320)
Other current and long-term assets and liabilities	(17,045)	18,564
Net cash provided by operating activities	159,015	98,975
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	10,099	5,495
Consideration from divestitures	—	(268)
Acquisition of intangible assets	(157)	(1,500)
Additions to property, plant, and equipment	(49,919)	(30,287)
Acquisition of businesses, net of cash acquired	(50,075)	(210,167)
Additional consideration paid on prior year acquisitions	—	(460)
Net cash used for investing activities	(90,052)	(237,187)
Cash flows from financing activities:
Borrowings under revolving credit facility	35,387	370,595
Payment of revolving credit facility	(35,550)	(369,721)
Repurchases of common stock	(37,864)	(78,898)
Proceeds from share-based compensation	10,943	11,135
Dividends paid	(13,683)	(13,223)
Other	(600)	(557)
Net cash used for financing activities	(41,367)	(80,669)
Effect of exchange-rate changes on cash	(5,950)	(10,322)
Net increase (decrease) in cash and cash equivalents	21,646	(229,203)
Cash and cash equivalents at beginning of period	276,066	475,120
Cash and cash equivalents at end of period	$297,712	$245,917
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$88	$684
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2019
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2018	$49,187	$118,234	$2,191,471	$(288,447)	$(539,664)
Cumulative effect from adoption of ASU 2018-02	—	—	26,257	(26,257)	—
Net earnings	—	—	218,175	—	—
Other comprehensive loss, net of tax	—	—	—	(11,209)	—
Dividends declared	—	—	(20,947)	—	—
Restricted stock	—	(5,491)	—	—	5,491
Stock options exercised	—	(2,720)	—	—	13,662
Share-based compensation	—	10,857	—	—	405
Repurchase of common stock	—	—	—	—	(37,864)
Other	—	(661)	—	—	661
September 30, 2019	$49,187	$120,219	$2,414,956	$(325,913)	$(557,309)

	For the three months ended September 30, 2019
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2019	$49,187	$116,835	$2,339,703	$(302,490)	$(550,939)
Net earnings	—	—	82,510	—	—
Other comprehensive loss, net of tax	—	—	—	(23,423)	—
Dividends declared	—	—	(7,257)	—	—
Stock options exercised	—	(898)	—	—	6,429
Share-based compensation	—	4,282	—	—	—
Repurchase of common stock	—	—	—	—	(12,799)
September 30, 2019	$49,187	$120,219	$2,414,956	$(325,913)	$(557,309)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2018
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2017	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
Cumulative effect from adoption of ASC 606	—	—	(2,274)	—	—
Net earnings	—	—	192,914	—	—
Other comprehensive loss, net of tax	—	—	—	(21,448)	—
Dividends declared	—	—	(19,798)	—	—
Restricted stock	—	(7,159)	—	—	7,159
Stock options exercised	—	(1,163)	—	—	12,298
Share-based compensation	—	11,631	—	—	215
Repurchase of common stock	—	—	—	—	(78,898)
Other	—	(725)	—	—	725
September 30, 2018	$49,187	$123,193	$2,115,166	$(238,288)	$(427,981)

	For the three months ended September 30, 2018
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2018	$49,187	$119,025	$2,047,250	$(239,516)	$(399,850)
Net earnings	—	—	74,483	—	—
Other comprehensive income, net of tax	—	—	—	1,228	—
Dividends declared	—	—	(6,567)	—	—
Restricted stock	—	(236)	—	—	236
Stock options exercised	—	372	—	—	4,402
Share-based compensation	—	4,032	—	—	14
Repurchase of common stock	—	—	—	—	(32,783)
September 30, 2018	$49,187	$123,193	$2,115,166	$(238,288)	$(427,981)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2019 and 2018, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis for the three months and nine months ended September 30, 2019 accounted for approximately 47% and 48%, respectively, of total net sales. Revenue recognized on an over-time basis for the three months and nine months ended September 30, 2018 accounted for approximately 49% and 46%, respectively, of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time for the three months and nine months ended September 30, 2019 accounted for approximately 53% and 52%, respectively, of total net sales. Revenue recognized at a point-in-time for the three months and nine months ended September 30, 2018 accounted for approximately 51% and 54%, respectively, of total net sales. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of September 30, 2019, of which the Corporation expects to recognize approximately 92% as net sales over the next 12-36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Defense
Aerospace	$110,742	$94,002	$293,955	$272,809
Ground	22,231	25,167	69,383	68,463
Naval	143,430	116,620	424,371	352,456
Total Defense Customers	$276,403	$235,789	$787,709	$693,728

Commercial
Aerospace	$109,015	$101,872	$320,237	$305,893
Power Generation	88,543	106,842	278,194	307,477
General Industrial	140,919	150,890	446,050	456,115
Total Commercial Customers	$338,477	$359,604	$1,044,481	$1,069,485

Total	$614,880	$595,393	$1,832,190	$1,763,213

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2019 and 2018 included in the contract liabilities balance at the beginning of the year was approximately $26 million and $159 million, respectively, and $30 million and $144 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2019, the Corporation acquired one business for an aggregate purchase price of $50 million, which is described in more detail below. During the nine months ended September 30, 2018, the Corporation acquired one business for an aggregate purchase price of $210 million, which is described in more detail below.

The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2019 includes $8 million of total net sales and immaterial net earnings from the Corporation's 2019 acquisition. The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2018 includes $41 million of total net sales and $2 million of net losses from the Corporation's 2018 acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 30, 2019 and 2018.

(In thousands)	2019	2018
Accounts receivable	$2,300	$24,385
Inventory	322	31,875
Property, plant, and equipment	648	3,206
Other current and non-current assets	479	47
Intangible assets	26,000	146,100
Operating lease right-of-use assets, net	1,393	—
Current and non-current liabilities	(3,252)	(5,374)
Net tangible and intangible assets	27,890	200,239
Purchase price, net of cash acquired	50,075	210,167
Goodwill	$22,185	$9,928

Goodwill deductible for tax purposes	$22,635	$15,108

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

2018 Acquisition

Dresser-Rand Government Business (DRG)

On April 2, 2018, the Corporation acquired certain assets and assumed certain liabilities of DRG for $210.2 million in cash after giving effect to certain post-closing adjustments pursuant to the Asset Purchase Agreement. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type. DRG is a designer and manufacturer of mission-critical, high-speed rotating equipment solutions and also acts as the sole supplier of steam turbines and main engine guard valves on all aircraft carrier programs. The acquired business operates within the Corporation's Power segment.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Billed receivables:
Trade and other receivables	$415,681	$390,306
Less: Allowance for doubtful accounts	(8,034)	(7,436)
Net billed receivables	407,647	382,870
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	245,805	225,810
Less: Progress payments applied	(9,302)	(14,925)
Net unbilled receivables	236,503	210,885
Receivables, net	$644,150	$593,755

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

The composition of inventories is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$189,296	$214,442
Work-in-process	91,356	74,536
Finished goods	143,773	143,016
Inventoried costs related to U.S. Government and other long-term contracts	68,666	54,195
Gross inventories	493,091	486,189
Less: Inventory reserves	(55,471)	(55,776)
Progress payments applied	(7,534)	(6,987)
Inventories, net	$430,086	$423,426

Inventoried costs related to long-term contracts include capitalized contract development costs related to certain aerospace and defense programs of $41.2 million and $44.4 million as of September 30, 2019 and December 31, 2018, respectively. These capitalized costs will be liquidated as units are produced.  As of September 30, 2019 and December 31, 2018, $29.1 million and $18.7 million, respectively, are scheduled to be liquidated under existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2018	$442,015	$448,871	$197,146	$1,088,032
Acquisitions	—	22,185	—	22,185
Adjustments	—	(208)	—	(208)
Foreign currency translation adjustment	(3,555)	(1,746)	88	(5,213)
September 30, 2019	$438,460	$469,102	$197,234	$1,104,796

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2019			December 31, 2018
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$243,782	$(134,274)	$109,508	$238,212	$(123,156)	$115,056
Customer related intangibles	375,218	(207,806)	167,412	358,832	(193,455)	165,377
Programs (1)	144,000	(10,800)	133,200	144,000	(5,400)	138,600
Other intangible assets	41,274	(30,936)	10,338	40,340	(29,806)	10,534
Total	$804,274	$(383,816)	$420,458	$781,384	$(351,817)	$429,567

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the nine months ended September 30, 2019, the Corporation acquired intangible assets of $26.0 million. The Corporation acquired Customer-related intangibles of $18.9 million, Technology of $6.3 million, and Other intangible assets of $0.8 million, which have a weighted average amortization period of 14.6 years, 15.0 years, and 8.0 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2019 was $34 million as compared to $33 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2019 through 2023 is $45 million, $43 million, $41 million, $39 million, and $35 million, respectively.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$9,078	$24,436

Finance lease cost:
Amortization of right-of-use assets	$203	$599
Interest on lease liabilities	124	377
Total finance lease cost	$327	$976

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
(In thousands)	September 30, 2019
Cash used for operating activities:
Operating cash flows used for operating leases	$(22,721)
Operating cash flows used for finance leases	(377)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$3,047

Supplemental balance sheet information related to leases was as follows:

(In thousands, except lease term and discount rate)	As of September 30, 2019
Operating Leases
Operating lease right-of-use assets, net	$134,286

Other current liabilities	$24,199
Long-term operating lease liability	116,652
Total operating lease liabilities	$140,851

Finance Leases
Property, plant, and equipment	$15,561
Accumulated depreciation	(5,273)
Property, plant, and equipment, net	$10,288

Other current liabilities	$790
Other liabilities	11,211
Total finance lease liabilities	$12,001

Weighted average remaining lease term
Operating leases	7.9 years
Finance leases	9.9 years
Weighted average discount rate
Operating leases	3.82%
Finance leases	4.05%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of lease liabilities were as follows:

	As of September 30, 2019
(In thousands)	Operating Leases	Finance Leases
2019	$7,339	$333
2020	28,517	1,342
2021	25,607	1,375
2022	19,468	1,410
2023	17,625	1,445
Thereafter	65,173	8,892
Total lease payments	163,729	14,797
Less: imputed interest	(22,878)	(2,796)
Total	$140,851	$12,001

In November 2018, the Corporation entered into a build-to-suit lease of approximately $27 million for the construction of a new facility for DRG in Charleston, South Carolina. The lease has not been reflected in the Corporation’s condensed consolidated financial statements as of September 30, 2019 as the Corporation has not yet obtained the right to control the use of the facility.

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

Effects on Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

For the three and nine months ended September 30, 2019 and 2018, the gains or losses recognized in income on forward exchange derivative contracts not designated for hedge accounting were immaterial.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2019.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	$100,000	$102,547	$100,000	$100,359
3.70% Senior notes due 2023	202,500	209,491	202,500	201,813
3.85% Senior notes due 2025	90,000	95,166	90,000	89,711
4.24% Senior notes due 2026	200,000	217,580	200,000	202,288
4.05% Senior notes due 2028	67,500	72,962	67,500	66,942
4.11% Senior notes due 2028	90,000	98,065	90,000	89,647
Other debt	80	80	243	243
Total debt	750,080	795,891	750,243	751,003
Debt issuance costs, net	(624)	(624)	(714)	(714)
Unamortized interest rate swap proceeds	11,681	11,681	13,027	13,027
Total debt, net	$761,137	$806,948	$762,556	$763,316

10.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2018 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Service cost	$6,096	$7,344	$17,747	$20,345
Interest cost	7,045	6,574	21,788	19,629
Expected return on plan assets	(14,645)	(14,598)	(44,411)	(44,009)
Amortization of prior service cost	170	(105)	29	(230)
Amortization of unrecognized actuarial loss	1,557	4,843	6,741	12,652
Net periodic pension cost	$223	$4,058	$1,894	$8,387

The Corporation does not expect to make any contributions to the Curtiss-Wright Pension Plan in 2019. Contributions to the foreign benefit plans are not expected to be material in 2019. During the nine months ended September 30, 2018, the Corporation made a $50 million voluntary contribution to the Curtiss-Wright Pension Plan.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components. Effective January 1, 2019, the Corporation increased the employer match opportunity, raising the maximum employer contribution from 6% to 7% of eligible compensation. During the three and nine months ended September 30, 2019, the expense relating to the plan was $4.2 million and $13.8 million, respectively. During the three and nine months ended September 30, 2018, the expense relating to the plan was $3.5 million and $10.9 million, respectively. The Corporation made $15.1 million in contributions to the plan during the nine months ended September 30, 2019, and expects to make total contributions of $17.0 million in 2019.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Basic weighted-average shares outstanding	42,709	43,892	42,755	44,060
Dilutive effect of stock options and deferred stock compensation	286	442	270	453
Diluted weighted-average shares outstanding	42,995	44,334	43,025	44,513

For the three and nine months ended September 30, 2019 and 2018, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net sales
Commercial/Industrial	$304,914	$295,448	$917,236	$904,806
Defense	150,098	138,433	417,166	407,401
Power	160,943	162,176	501,672	456,383
Less: Intersegment revenues	(1,075)	(664)	(3,884)	(5,377)
Total consolidated	$614,880	$595,393	$1,832,190	$1,763,213

Operating income (expense)
Commercial/Industrial	$48,086	$44,786	$143,768	$135,747
Defense	38,210	33,615	85,524	91,984
Power	26,362	28,249	80,650	62,792
Corporate and eliminations (1)	(7,089)	(9,603)	(26,643)	(26,902)
Total consolidated	$105,569	$97,047	$283,299	$263,621

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Total operating income	$105,569	$97,047	$283,299	$263,621
Interest expense	7,951	7,949	23,183	25,719
Other income, net	6,355	3,843	17,704	12,497
Earnings before income taxes	$103,973	$92,941	$277,820	$250,399

(In thousands)	September 30, 2019	December 31, 2018
Identifiable assets
Commercial/Industrial	$1,462,833	$1,398,601
Defense	1,080,148	961,298
Power	765,630	720,073
Corporate and Other	173,698	175,413
Total consolidated	$3,482,309	$3,255,385

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2017	$(94,708)	$(122,132)	$(216,840)
Other comprehensive income (loss) before reclassifications (1)	(52,440)	(31,380)	(83,820)
Amounts reclassified from accumulated other comprehensive loss (1)	—	12,213	12,213
Net current period other comprehensive loss	(52,440)	(19,167)	(71,607)
December 31, 2018	$(147,148)	$(141,299)	$(288,447)
Other comprehensive income (loss) before reclassifications (1)	(15,952)	117	(15,835)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	4,626	4,626
Net current period other comprehensive income (loss)	(15,952)	4,743	(11,209)
Cumulative effect from adoption of ASU 2018-02 (2)	(1,318)	(24,939)	(26,257)
September 30, 2019	$(164,418)	$(161,495)	$(325,913)

(1) All amounts are after tax.

(2) Reclassification to retained earnings due to adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1 for additional information.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$463	(1)
Amortization of actuarial losses	(6,593)	(1)
	(6,130)	Total before tax
	1,504	Income tax
Total reclassifications	$(4,626)	Net of tax

(1)These items are included in the computation of net periodic pension cost.  See Note 10, Pension Plans.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL) filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss, such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  The Corporation maintains various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. All parties have agreed in principle to participate in a formal mediation in November 2019 with the intention of settling this claim. In an effort to induce the parties to participate in the formal mediation, CNRL agreed to reduce its claim to approximately $400 million, which reflects the monetary amount of property damage incurred as a result of the fire and explosion. The Corporation is currently unable to estimate an amount, or range of potential losses, if any, from this matter. The Corporation believes that it has adequate legal defenses and intends to defend this matter vigorously. The Corporation's financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

In addition to the CNRL litigation, the Corporation is party to a number of other legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material effect on the Corporation’s results of operations or financial position.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2019 and December 31, 2018, there were $29.1 million and $21.7 million of stand-by letters of credit outstanding, respectively, and $10.2 million and $11.7 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of September 30, 2019, the Corporation has not met certain contractual delivery dates under its AP 1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of September 30, 2019.  As of September 30, 2019, the range of possible loss is $0 to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

Earlier this year, the Corporation was notified of a RCP fault at the Sanmen 2 AP1000 nuclear reactor in China. The root cause investigation of the fault was concluded during the current period, with the matter limited to a single part on one RCP. Remediation of the fault is not expected to have a material impact on the Corporation's financial condition or results of operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 43% of our 2019 revenues are expected to be generated from defense-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2019. The financial information as of September 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2019	2018	% change	2019	2018	% change
Sales
Commercial/Industrial	$304,888	$295,239	3%	$916,662	$904,343	1%
Defense	149,854	138,372	8%	415,838	403,450	3%
Power	160,138	161,782	(1%)	499,690	455,420	10%
Total sales	$614,880	$595,393	3%	$1,832,190	$1,763,213	4%

Operating income
Commercial/Industrial	$48,086	$44,786	7%	$143,768	$135,747	6%
Defense	38,210	33,615	14%	85,524	91,984	(7%)
Power	26,362	28,249	(7%)	80,650	62,792	28%
Corporate and eliminations	(7,089)	(9,603)	26%	(26,643)	(26,902)	1%
Total operating income	$105,569	$97,047	9%	$283,299	$263,621	7%

Interest expense	7,951	7,949	—%	23,183	25,719	(10%)
Other income, net	6,355	3,843	65%	17,704	12,497	42%

Earnings before income taxes	103,973	92,941	12%	277,820	250,399	11%
Provision for income taxes	(21,463)	(18,458)	16%	(59,645)	(57,485)	4%
Net earnings	$82,510	$74,483		$218,175	$192,914

New orders	$646,608	$514,160	26%	$1,994,115	$1,819,168	10%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019 vs. 2018		2019 vs. 2018
	Sales	Operating Income	Sales	Operating Income
Organic	3%	8%	3%	5%
Acquisitions	1%	—%	2%	1%
Foreign currency	(1%)	1%	(1%)	1%
Total	3%	9%	4%	7%

Sales for the third quarter of 2019 increased $19 million, or 3%, to $615 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Defense segments increased $10 million and $11 million, respectively, with sales from the Power segment decreasing $2 million.

Sales during the nine months ended September 30, 2019 increased $69 million, or 4%, to $1,832 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial, Defense, and Power segments increased $12 million, $13 million, and $44 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter of 2019 increased $9 million, or 9%, to $106 million, and operating margin increased 90 basis points to 17.2% compared with the same period in 2018. The increases in operating income and operating margin were primarily due to higher sales volume and a favorable shift in mix in our defense electronics products in the Defense segment and favorable overhead absorption on higher naval defense sales in the Commercial/Industrial segment. These increases were partially offset by lower sales on the AP1000 China Direct program in the Power segment.

Operating income during the nine months ended September 30, 2019 increased $20 million, or 7%, to $283 million and operating margin increased 50 basis points to 15.5%, compared with the same period in 2018. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher naval defense sales and the absence of first year purchase accounting costs from our DRG acquisition in the Power segment. Operating income and operating margin also benefited from the recognition of a gain on a building sale in the Commercial/Industrial segment. These increases were partially offset by decreases in the Defense segment primarily due to higher research and development expenses and favorable contract adjustments in the prior year period which did not recur.

Non-segment operating expense in the third quarter decreased $3 million, or 26%, to $7 million, primarily due to lower environmental costs. Non-segment operating expense for the nine months ended September 30, 2019 of $27 million was essentially flat compared to the prior year period.

Interest expense in the third quarter of $8 million was essentially flat compared to the prior year period. During the nine months ended September 30, 2019, interest expense decreased $3 million, or 10%, to $23 million, primarily due to a discretionary $50 million prepayment on our 2013 Notes in October 2018.

The effective tax rate for the three months ended September 30, 2019 of 20.6% increased compared to an effective tax rate of 19.9% in the prior year period. The increase in rate was primarily driven by additional withholding tax expense recognized during the current period as well as the absence of a favorable prepaid and repair method change recognized in the prior year period. These increases were partially offset by the benefit of the Foreign Derived Intangible Income ("FDII") deduction recognized during the current period. The effective tax rate for the nine months ended September 30, 2019 of 21.5% decreased as compared to an effective tax rate of 23.0% in the prior year period, primarily due to additional tax expense associated with the Tax Act for foreign withholding taxes recognized in the prior year period as well as the current period benefit of the FDII deduction. These decreases were partially offset by the absence of a favorable prepaid and repair method change recognized in the prior year period.

Comprehensive income in the third quarter of 2019 was $59 million, compared to comprehensive income of $76 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $8 million, primarily due to higher operating income.
•Foreign currency translation adjustments in the third quarter resulted in a $25 million comprehensive loss, compared to a $2 million comprehensive loss in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Euro.

Comprehensive income for the nine months ended September 30, 2019 was $207 million, compared to comprehensive income of $171 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $25 million, primarily due to higher operating income, lower interest expense, and higher other income, net.
•Foreign currency translation adjustments for the nine months ended September 30, 2019 resulted in a $16 million comprehensive loss, compared to a $31 million comprehensive loss in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Euro, partially offset by increases in the Canadian dollar.
•Pension adjustments for the nine months ended September 30, 2019 resulted in a $5 million gain, compared to a $9 million gain in the prior year period, primarily due to lower loss amortization during the current period.

New orders increased $132 million during the third quarter from the comparable prior year period. The increase was primarily due to orders received on the 737 platform as well as the timing of aerospace defense orders in the Commercial/Industrial

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

segment. New orders in the Power segment benefited from the timing of customer funding in the naval defense market. These increases were partially offset by the timing of aerospace defense orders in the Defense segment.

New orders increased $175 million during the nine months ended September 30, 2019 from the comparable prior year period. The increase was primarily due to orders received on the 737 platform as well as the timing of naval defense and aerospace defense orders in the Commercial/Industrial segment. New orders also benefited from the timing of customer funding in the Power segment.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2019	2018	% change	2019	2018	% change
Sales	$304,888	$295,239	3%	$916,662	$904,343	1%
Operating income	48,086	44,786	7%	143,768	135,747	6%
Operating margin	15.8%	15.2%	60 bps	15.7%	15.0%	70 bps
New orders	$367,042	$275,289	33%	$1,026,260	$907,104	13%
Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019 vs. 2018		2019 vs. 2018
	Sales	Operating Income	Sales	Operating Income
Organic	4%	7%	3%	5%
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	—%	(2%)	1%
Total	3%	7%	1%	6%

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the third quarter increased $10 million, or 3%, to $305 million from the prior year period, primarily due to higher sales in the aerospace defense, commercial aerospace, and power generation markets. In the aerospace defense market, sales increased $7 million primarily due to higher sales of actuation systems on the F-35 fighter jet program. Sales in the commercial aerospace market increased $8 million primarily due to higher demand for sensors products and surface treatment services. Sales in the power generation market benefited $5 million primarily due to higher domestic and international valve production. These increases were partially offset by lower general industrial sales of $13 million primarily due to lower demand for industrial vehicles, industrial valves, and surface treatment services. Unfavorable foreign currency translation, which is reflected in the results above, reduced sales $3 million.

Sales during the nine months ended September 30, 2019 increased $12 million, or 1%, to $917 million from the prior year period, primarily due to higher sales in the aerospace defense and commercial aerospace markets. In the aerospace defense market, sales increased $12 million primarily due to higher sales of actuation systems on the F-35 fighter jet program. Sales in the commercial aerospace market increased $12 million primarily due to higher demand for sensors products and surface treatment services. These increases were partially offset by lower general industrial sales of $10 million primarily due to lower

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

demand for industrial vehicles, industrial valves, and surface treatment services. Unfavorable foreign currency translation, which is reflected in the results above, reduced sales $11 million.
Operating income during the third quarter increased $3 million, or 7%, to $48 million from the prior year period, while operating margin increased 60 basis points to 15.8%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher naval defense sales, partially offset by higher research and development expenses and the impact of tariffs.

Operating income during the nine months ended September 30, 2019 increased $8 million, or 6%, to $144 million from the prior year period, while operating margin increased 70 basis points to 15.7%. The increases in operating income and operating margin were primarily due to the recognition of a gain on a building sale as well as the benefits of our ongoing margin improvement initiatives. These increases were partially offset by higher research and development expenses and the impact of tariffs.

New orders increased $92 million and $119 million during the third quarter and nine months ended September 30, 2019, respectively, from the comparable prior year periods. The increases were primarily due to orders received on the 737 platform as well as the timing of naval defense and aerospace defense orders.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2019	2018	% change	2019	2018	% change
Sales	$149,854	$138,372	8%	$415,838	$403,450	3%
Operating income	38,210	33,615	14%	85,524	91,984	(7%)
Operating margin	25.5%	24.3%	120 bps	20.6%	22.8%	(220 bps)
New orders	$94,003	$114,794	(18%)	$410,624	$408,049	1%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019 vs. 2018		2019 vs. 2018
	Sales	Operating Income	Sales	Operating Income
Organic	6%	12%	2%	(9%)
Acquisitions	3%	1%	2%	—%
Foreign currency	(1%)	1%	(1%)	2%
Total	8%	14%	3%	(7%)

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the third quarter increased $11 million, or 8%, to $150 million from the prior year period, primarily due to higher sales in the aerospace defense and naval defense markets. Sales in the aerospace defense market increased $10 million primarily due to higher demand for embedded computing equipment on the F-35 fighter jet program as well as the Apache and Seahawk helicopter programs. Aerospace defense sales also benefited from the incremental impact of our TCG acquisition. In the naval defense market, sales increased $7 million primarily due to higher demand for embedded computing equipment on the Virginia-class submarine program. These increases were partially offset by lower sales of embedded computing equipment on various international programs in the ground defense market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2019 increased $13 million, or 3%, to $416 million from the prior year period. In the aerospace defense market, sales increased $9 million primarily due to higher demand for embedded computing equipment on the Apache helicopter program as well as the incremental impact of our TCG acquisition. Sales in the naval defense market benefited $6 million primarily due to higher demand for embedded computing equipment on the Virginia-class submarine program. In the ground defense market, we experienced higher production levels on the Abrams tank platform. These increases were partially offset by lower industrial controls sales in the general industrial market due to the timing of an automotive contract completed in the prior year period.

Operating income during the third quarter increased $5 million, or 14%, to $38 million compared to the prior year period, and operating margin increased 120 basis points from the prior year quarter to 25.5%. These increases were primarily due to higher sales volume and a favorable shift in mix in our defense electronics products, partially offset by higher research and development expenses.

Operating income during the nine months ended September 30, 2019 decreased $6 million, or 7%, to $86 million, and operating margin decreased 220 basis points from the prior year period to 20.6%. The decreases in operating income and operating margin were primarily due to higher research and development expenses and favorable contract adjustments within our naval defense business in the prior year period which did not recur.

New orders decreased $21 million during the third quarter from the comparable prior year period primarily due to the timing of aerospace defense orders.

New orders during the nine months ended September 30, 2019 increased $3 million from the comparable prior year period primarily due to the timing of naval defense orders. This increase was partially offset by the timing of aerospace defense orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2019	2018	% change	2019	2018	% change
Sales	$160,138	$161,782	(1%)	$499,690	$455,420	10%
Operating income	26,362	28,249	(7%)	80,650	62,792	28%
Operating margin	16.5%	17.5%	(100 bps)	16.1%	13.8%	230 bps
New orders	$185,563	$124,077	50%	$557,231	$504,015	11%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019 vs. 2018		2019 vs. 2018
	Sales	Operating Income	Sales	Operating Income
Organic	(1%)	(7%)	5%	22%
Acquisitions	—%	—%	5%	6%
Foreign currency	—%	—%	—%	—%
Total	(1%)	(7%)	10%	28%

Sales in the Power segment are primarily to the power generation and naval defense markets.

Sales in the third quarter decreased $2 million, or 1%, to $160 million from the prior year period. In the naval defense market, sales increased $17 million primarily due to increased production on the Virginia-class submarine and CVN-80 aircraft carrier programs as well as higher service center sales. This increase was more than offset by lower sales of $19 million in the power

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

generation market primarily due to the timing of production on the AP1000 China Direct program and lower domestic aftermarket sales.

Sales during the nine months ended September 30, 2019 increased $44 million, or 10%, to $500 million from the prior year period, primarily due to the impact of our DRG acquisition in the second quarter of 2018, which contributed incremental sales of $42 million during the current period. Excluding the impact of DRG, sales in the naval defense market increased $24 million primarily due to increased production on the Virginia-class submarine and CVN-80 aircraft carrier programs. These increases were partially offset by lower sales of $25 million in the power generation market primarily due to the timing of production on the AP1000 China Direct program.

Operating income in the third quarter of 2019 decreased $2 million, or 7%, to $26 million, and operating margin decreased 100 basis points from the prior year period to 16.5%. These decreases were primarily due to lower sales on the AP1000 China Direct program, partially offset by favorable overhead absorption on higher naval defense sales and the benefits of our ongoing margin improvement initiatives.

Operating income during the nine months ended September 30, 2019 increased $18 million, or 28%, to $81 million, and operating margin increased 230 basis points from the prior year period to 16.1%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher naval defense sales and the absence of first year purchase accounting costs from our DRG acquisition, partially offset by lower sales on the AP1000 China Direct program.
New orders increased $61 million and $53 million during the third quarter and nine months ended September 30, 2019 from the comparable prior year periods, primarily due to the timing of customer funding in the naval defense market.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2019	2018	% change	2019	2018	% change
Defense markets:
Aerospace	$110,742	$94,002	18%	$293,955	$272,809	8%
Ground	22,231	25,167	(12%)	69,383	68,463	1%
Naval	143,430	116,620	23%	424,371	352,456	20%
Total Defense	$276,403	$235,789	17%	$787,709	$693,728	14%

Commercial markets:
Aerospace	$109,015	$101,872	7%	$320,237	$305,893	5%
Power Generation	88,543	106,842	(17%)	278,194	307,477	(10%)
General Industrial	140,919	150,890	(7%)	446,050	456,115	(2%)
Total Commercial	$338,477	$359,604	(6%)	$1,044,481	$1,069,485	(2%)

Total Curtiss-Wright	$614,880	$595,393	3%	$1,832,190	$1,763,213	4%

Note: Certain amounts in the prior year have been reclassed to conform to the current year presentation.

Defense markets
Sales during the third quarter increased $41 million, or 17%, to $276 million against the comparable prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market benefited from increased

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

production on the Virginia-class submarine and CVN-80 aircraft carrier programs, which contributed higher sales of $13 million and $6 million, respectively. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on the Apache and Seahawk helicopter programs and higher sales of actuation systems and embedded computing equipment on the F-35 fighter jet program.

Sales during the nine months ended September 30, 2019 increased $94 million, or 14%, to $788 million, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market benefited from the impact of our DRG acquisition in the second quarter of 2018, which contributed incremental sales of $42 million during the current period. Excluding the impact of DRG, sales in the naval defense market increased $30 million primarily due to increased production on the Virginia-class submarine program. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various helicopter programs and higher sales of actuation systems on the F-35 fighter jet program.

Commercial markets
Sales during the third quarter decreased $21 million, or 6%, to $338 million against the comparable prior year period, while sales during the nine months ended September 30, 2019 decreased $25 million, or 2%, to $1,044 million. The decreases in each of the respective periods were primarily due to lower sales in the power generation and general industrial markets, partially offset by increases in the commercial aerospace market. In the power generation market, we experienced lower sales due to the timing of production on the AP1000 China Direct program and lower domestic aftermarket sales. Sales in the general industrial market decreased primarily due to lower demand for industrial vehicles, industrial valves, and surface treatment services. Sales in the commercial aerospace market benefited from higher demand for sensors products and surface treatment services.

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

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018
Cash provided by (used in):
Operating activities	$159,015	$98,975
Investing activities	(90,052)	(237,187)
Financing activities	(41,367)	(80,669)
Effect of exchange-rate changes on cash	(5,950)	(10,322)
Net increase (decrease) in cash and cash equivalents	21,646	(229,203)

Net cash provided by operating activities increased $60 million from the prior year period.  The increase in net cash provided is primarily due to a prior year period voluntary pension contribution of $50 million. Net cash provided during the current period also benefited from higher collections of accounts receivable and lower inventory receipts, partially offset by higher disbursements.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used for investing activities decreased $147 million from the comparable prior year period primarily due to less cash used for acquisitions in the current period, partially offset by higher capital expenditures. The Corporation acquired one business during the nine months ended September 30, 2019 for approximately $50 million. The Corporation acquired one business during the nine months ended September 30, 2018 for approximately $210 million. Capital expenditures for the nine months ended September 30, 2019 and September 30, 2018 were $50 million and $30 million, respectively. The increase in capital expenditures was primarily due to additional investment related to the new DRG facility in Charleston, South Carolina.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.6% and 3.7% for the three and nine months ended September 30, 2019, respectively, and 3.7% for both the three and nine months ended September 30, 2018. The Corporation’s average debt outstanding was $750 million for both the three and nine months ended September 30, 2019 and $800 million and $835 million for the three and nine months ended September 30, 2018, respectively.

Revolving Credit Agreement

As of September 30, 2019, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $29 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of September 30, 2019 was $471 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2019, the Corporation used $38 million of cash to repurchase approximately 322,000 outstanding shares under its share repurchase program. During the nine months ended September 30, 2018, the Corporation used $79 million of cash to repurchase approximately 608,000 outstanding shares under its share repurchase program.

Dividends

The Corporation made dividend payments of $14 million and $13 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

As of September 30, 2019, we had the ability to borrow additional debt of $1.7 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2019.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2018 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2019 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, the Corporation, along with other unaffiliated parties, received a claim from Canadian Natural Resources Limited (CNRL), which was filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary. The claim pertains to a January 2011 fire and explosion at a delayed coker unit at its Fort McMurray refinery that resulted in the injury of five CNRL employees, damage to property and equipment, and various forms of consequential loss such as loss of profit, lost opportunities, and business interruption. The fire and explosion occurred when a CNRL employee bypassed certain safety controls and opened an operating coker unit. The total quantum of alleged damages arising from the incident has not been finalized, but is estimated to meet or exceed $1 billion.  We maintain various forms of commercial, property and casualty, product liability, and other forms of insurance; however, such insurance may not be adequate to cover the costs associated with a judgment against us. All parties have agreed in principle to participate in a formal mediation in November 2019 with the intention of settling this claim. In an effort to induce the parties to participate in the formal mediation, CNRL agreed to reduce its claim to approximately $400 million, which reflects the monetary amount of property damage incurred as result of the fire and explosion. We are currently unable to estimate an amount, or range of potential losses, if any, from this matter. We believe that we have adequate legal defenses and intend to defend this matter vigorously. Our financial condition, results of operations, and cash flows could be materially affected during a future fiscal quarter or fiscal year by unfavorable developments or outcome regarding this claim.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2019. Information regarding our Risk Factors is more fully described in Item “1A. Risk Factors” of our 2018 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2019.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	34,719	$126.72	254,908	$221,332,428
August 1 - August 31	36,179	121.61	291,087	216,932,759
September 1 - September 30	31,084	128.67	322,171	212,933,029
For the quarter ended September 30, 2019	101,982	$125.50	322,171	$212,933,029

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2019.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2019 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2018 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

10.1	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019

10.2	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Glenn E. Tynan, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, Chairman and CEO, and Glenn E. Tynan, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

*	Indicates contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:  /s/ Glenn E. Tynan
Glenn E. Tynan
Vice President and Chief Financial Officer
Dated: October 31, 2019