Form 10-Q
period 2020-03-31
CURTISS WRIGHT CORP
filed 2020-05-07
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

or

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

Common Stock, par value $1.00 per share: 41,651,103 shares (as of April 30, 2020).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Net sales
Product sales	$497,929	$471,599
Service sales	103,302	106,715
Total net sales	601,231	578,314
Cost of sales
Cost of product sales	330,813	311,956
Cost of service sales	69,839	69,485
Total cost of sales	400,652	381,441
Gross profit	200,579	196,873
Research and development expenses	18,307	17,241
Selling expenses	31,588	31,477
General and administrative expenses	76,658	76,110
Restructuring expenses	1,580	—
Operating income	72,446	72,045
Interest expense	7,489	7,272
Other income, net	5,532	5,478
Earnings before income taxes	70,489	70,251
Provision for income taxes	(18,728)	(14,658)
Net earnings	$51,761	$55,593

Net earnings per share:
Basic earnings per share	$1.22	$1.30
Diluted earnings per share	$1.21	$1.29

Dividends per share	0.17	0.15

Weighted-average shares outstanding:
Basic	42,456	42,799
Diluted	42,770	43,058

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net earnings	$51,761	$55,593
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(50,275)	$8,242
Pension and postretirement adjustments, net of tax (2)	4,681	1,683
Other comprehensive income (loss), net of tax	(45,594)	9,925
Comprehensive income	$6,167	$65,518

(1) The tax benefit (expense) included in other comprehensive income (loss) for foreign currency translation adjustments for the three months ended March 31, 2020 and 2019 was $0.4 million and ($0.1) million, respectively.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three months ended March 31, 2020 and 2019 was $1.3 million and $0.6 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$157,757	$391,033
Receivables, net	630,626	632,194
Inventories, net	449,254	424,835
Other current assets	45,298	81,729
Total current assets	1,282,935	1,529,791
Property, plant, and equipment, net	384,175	385,593
Goodwill	1,175,685	1,166,680
Other intangible assets, net	487,097	479,907
Operating lease right-of-use assets, net	161,429	165,490
Prepaid pension asset	117,253	—
Other assets	22,820	36,800
Total assets	$3,631,394	$3,764,261
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$427	$—
Accounts payable	171,200	222,000
Accrued expenses	112,532	164,744
Income taxes payable	3,918	7,670
Deferred revenue	251,512	276,115
Other current liabilities	89,468	74,202
Total current liabilities	629,057	744,731
Long-term debt	906,220	760,639
Deferred tax liabilities, net	88,792	80,159
Accrued pension and other postretirement benefit costs	89,600	138,635
Long-term operating lease liability	140,519	145,124
Long-term portion of environmental reserves	14,854	15,026
Other liabilities	92,515	105,575
Total liabilities	1,961,557	1,989,889
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 49,187,378 shares issued as of March 31, 2020 and December 31, 2019; outstanding shares were 41,693,422 as of March 31, 2020 and 42,680,215 as of December 31, 2019	49,187	49,187
Additional paid in capital	114,911	116,070
Retained earnings	2,541,777	2,497,111
Accumulated other comprehensive loss	(370,868)	(325,274)
Common treasury stock, at cost (7,493,956 shares as of March 31, 2020 and 6,507,163 shares as of December 31, 2019)	(665,170)	(562,722)
Total stockholders’ equity	1,669,837	1,774,372
Total liabilities and stockholders’ equity	$3,631,394	$3,764,261

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$51,761	$55,593
Adjustments to reconcile net earnings to net cash used for operating activities
Depreciation and amortization	28,142	25,793
Gain on sale/disposal of long-lived assets	(387)	(504)
Deferred income taxes	2,809	1,626
Share-based compensation	3,340	3,495
Inventory write-down	1,205	—
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(1,614)	7,360
Inventories, net	(24,099)	(22,024)
Progress payments	(1,906)	(1,594)
Accounts payable and accrued expenses	(98,179)	(108,873)
Deferred revenue	(23,298)	(11,764)
Income taxes payable	22,783	11,948
Pension and postretirement liabilities, net	(149,468)	255
Other current and long-term assets and liabilities	(3,665)	(13,169)
Net cash used for operating activities	(192,576)	(51,858)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	2,006	1,268
Acquisition of intangible assets	—	(137)
Additions to property, plant, and equipment	(18,637)	(17,034)
Acquisition of business, net of cash acquired	(51,043)	(49,037)
Net cash used for investing activities	(67,674)	(64,940)
Cash flows from financing activities:
Borrowings under revolving credit facility	188,724	3,837
Payment of revolving credit facility	(42,297)	(3,919)
Repurchases of common stock	(112,013)	(12,471)
Proceeds from share-based compensation	5,066	4,677
Other	(212)	(197)
Net cash provided by (used for) financing activities	39,268	(8,073)
Effect of exchange-rate changes on cash	(12,294)	3,233
Net decrease in cash and cash equivalents	(233,276)	(121,638)
Cash and cash equivalents at beginning of period	391,033	276,066
Cash and cash equivalents at end of period	$157,757	$154,428
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$818	$264
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2019
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2018	$49,187	$118,234	$2,191,471	$(288,447)	$(539,664)
Cumulative effect from adoption of ASU 2018-02	—	—	26,257	(26,257)	—
Net earnings	—	—	55,593	—	—
Other comprehensive income, net of tax	—	—	—	9,925	—
Dividends declared	—	—	(6,419)	—	—
Restricted stock	—	(5,491)	—	—	5,491
Stock options exercised	—	(519)	—	—	5,195
Share-based compensation	—	3,133	—	—	362
Repurchase of common stock	—	—	—	—	(12,471)
Other	—	(661)	—	—	661
March 31, 2019	$49,187	$114,696	$2,266,902	$(304,779)	$(540,426)

	For the three months ended March 31, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	51,761	—	—
Other comprehensive loss, net of tax	—	—	—	(45,594)	—
Dividends declared	—	—	(7,095)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Stock options exercised	—	350	—	—	4,716
Share-based compensation	—	3,123	—	—	217
Repurchase of common stock	—	—	—	—	(112,013)
Other	—	(517)	—	—	517
March 31, 2020	$49,187	$114,911	$2,541,777	$(370,868)	$(665,170)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, the estimate of useful lives for property, plant, and equipment, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2020 and 2019, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2019 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

On January 1, 2020, the Corporation implemented an organizational change to align its reportable segments more closely with its current business structure. This change resulted in the transfer of two business units, one from the Commercial/Industrial segment to the Defense segment and the other from the Defense segment to the Power segment. While this organizational change resulted in the recasting of previously reported amounts across all reportable segments, it did not impact the Corporation’s previously reported consolidated financial statements.

Recent accounting pronouncements adopted

ASU 2016-13 -Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. On January 1, 2020, the Company adopted ASU 2016-13 -Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU added a current expected credit loss impairment model to U.S. GAAP based on expected losses rather than incurred losses. As the Corporation is not subject to material trade credit risk, the adoption of this standard did not result in any impact to its allowance for doubtful accounts balance as of January 1, 2020. As a result of adoption, the Corporation will utilize current and historical collection data as well as assess current economic conditions in order to determine expected trade credit losses on a prospective basis.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis for the three months ended March 31, 2020 and 2019 accounted for approximately 52% and 48%, respectively, of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time for the three months ended March 31, 2020 and 2019 accounted for approximately 48% and 52%, respectively, of total net sales. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.1 billion as of March 31, 2020, of which the Corporation expects to recognize approximately 91% as net sales over the next 12-36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2020	2019
Defense
Aerospace	$101,828	$78,787
Ground	22,657	20,758
Naval	165,693	131,088
Total Defense Customers	$290,178	$230,633

Commercial
Aerospace	$100,680	$103,221
Power Generation	84,348	96,480
General Industrial	126,025	147,980
Total Commercial Customers	$311,053	$347,681

Total	$601,231	$578,314

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2020 and 2019 included in contract liabilities at the beginning of the respective years were approximately $89 million and $79 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the three months ended March 31, 2020, the Corporation acquired one business for an aggregate purchase price of $60 million, which is described in more detail below. During the three months ended March 31, 2019, the Corporation acquired one business for an aggregate purchase price of $49 million, which is described in more detail below.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the three months ended March 31, 2020 and 2019.

(In thousands)	2020	2019
Accounts receivable	$2,696	$2,300
Inventory	10,233	322
Property, plant, and equipment	1,316	648
Other current and non-current assets	185	180
Intangible assets	24,734	26,000
Operating lease right-of-use assets, net	1,992	1,410
Current and non-current liabilities	(9,387)	(2,970)
Net tangible and intangible assets	31,769	27,890
Goodwill	28,442	21,147
Total purchase price	$60,211	$49,037

Cash paid to date, net of cash acquired	$51,043	$49,037
Due to seller	9,168	—
Total purchase price	$60,211	$49,037

Goodwill deductible for tax purposes	23,800	21,147

2020 Acquisition

Dyna-Flo Control Valve Services Ltd. (Dyna-Flo)

On February 26, 2020, the Corporation acquired 100% of the issued and outstanding share capital of Dyna-Flo for $60 million, net of cash acquired. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Dyna-Flo specializes in control valves, actuators, and control systems for the chemical, petrochemical, and oil and gas markets. The acquired business will operate within the Commercial/Industrial segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2019 Acquisition

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

The composition of receivables is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Billed receivables:
Trade and other receivables	$382,464	$418,968
Less: Allowance for doubtful accounts	(8,364)	(8,733)
Net billed receivables	374,100	410,235
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	263,756	231,067
Less: Progress payments applied	(7,230)	(9,108)
Net unbilled receivables	256,526	221,959
Receivables, net	$630,626	$632,194

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

The composition of inventories is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$170,549	$153,876
Work-in-process	101,551	100,359
Finished goods	115,647	108,329
Inventoried costs related to U.S. Government and other long-term contracts (1)	69,452	70,414
Inventories, net of reserves	457,199	432,978
Less: Progress payments applied	(7,945)	(8,143)
Inventories, net	$449,254	$424,835

(1) As of March 31, 2020 and December 31, 2019, this caption also includes capitalized development costs of $36.9 million and $39.1 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of March 31, 2020 and December 31, 2019, capitalized development costs of $19.3 million and $23.7 million, respectively, are not currently supported by existing firm orders.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2019	$431,082	$526,955	$208,643	$1,166,680
Acquisitions	28,442	—	—	28,442
Adjustments (1)	—	(1,416)	—	(1,416)
Foreign currency translation adjustment	(7,736)	(9,004)	(1,281)	(18,021)
March 31, 2020	$451,788	$516,535	$207,362	$1,175,685
(1) Amount primarily relates to post-closing purchase price adjustments on the Corporation's acquisition of 901D Holdings, LLC (901D) in December 2019.

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2020			December 31, 2019
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$258,423	$(140,539)	$117,884	$257,676	$(140,390)	$117,286
Customer related intangibles	445,863	(219,366)	226,497	434,492	(215,855)	218,637
Programs (1)	144,000	(14,400)	129,600	144,000	(12,600)	131,400
Other intangible assets	44,599	(31,483)	13,116	43,729	(31,145)	12,584
Total	$892,885	$(405,788)	$487,097	$879,897	$(399,990)	$479,907

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the three months ended March 31, 2020, the Corporation acquired intangible assets of $24.7 million. The Corporation acquired Customer-related intangibles of $18.3 million, Technology of $5.2 million, and Other intangible assets of $1.2 million, which have weighted average amortization periods of 20.0 years, 15.0 years, and 8.0 years, respectively.

Total intangible amortization expense for the three months ended March 31, 2020 was $14.1 million as compared to $11.2 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2020 through 2024 is $56.0 million, $46.5 million, $44.0 million, $40.4 million, and $37.1 million, respectively.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The location and amount of gains or (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting for the three months ended March 31 were as follows:

	Three Months Ended
(In thousands)	March 31,
Derivatives not designated as hedging instrument	2020	2019
Forward exchange contracts:
General and administrative expenses	$(8,132)	$3,589

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2020.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement due 2023	$146,000	$146,000	$—	$—
3.84% Senior notes due 2021	$100,000	$101,003	$100,000	$102,079
3.70% Senior notes due 2023	202,500	204,794	202,500	207,882
3.85% Senior notes due 2025	90,000	91,909	90,000	93,838
4.24% Senior notes due 2026	200,000	208,536	200,000	213,126
4.05% Senior notes due 2028	67,500	69,652	67,500	71,260
4.11% Senior notes due 2028	90,000	93,270	90,000	95,607
Other debt	427	427	—	—
Total debt	896,427	915,591	750,000	783,792
Debt issuance costs, net	(564)	(564)	(594)	(594)
Unamortized interest rate swap proceeds	10,784	10,784	11,233	11,233
Total debt, net	$906,647	$925,811	$760,639	$794,431

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2019 Annual Report on Form 10-K.

The components of net periodic pension cost for the three months ended March 31, 2020 and 2019 were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Service cost	$6,611	$5,826
Interest cost	6,058	7,372
Expected return on plan assets	(16,896)	(14,884)
Amortization of prior service cost	(71)	(71)
Amortization of unrecognized actuarial loss	5,749	2,592
Net periodic pension cost	$1,451	$835

During three months ended March 31, 2020, the Corporation made a $150 million voluntary contribution to the Curtiss-Wright Pension Plan. The Corporation does not expect to make any further contributions to the Curtiss-Wright Pension Plan in 2020. Contributions to the foreign benefit plans are not expected to be material in 2020.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three months ended March 31, 2020 and 2019, the expense relating to the plan was $6.0 million and $5.4 million, respectively. The Corporation made $11.9 million in contributions to the plan during the three months ended March 31, 2020 and expects to make total contributions of $18.0 million in 2020.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Basic weighted-average shares outstanding	42,456	42,799
Dilutive effect of stock options and deferred stock compensation	314	259
Diluted weighted-average shares outstanding	42,770	43,058

For the three months ended March 31, 2020 and 2019, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net sales
Commercial/Industrial	$264,500	$270,160
Defense	166,151	133,909
Power	171,004	175,035
Less: Intersegment revenues	(424)	(790)
Total consolidated	$601,231	$578,314

Operating income (expense)
Commercial/Industrial	$34,987	$35,205
Defense	28,704	20,732
Power	20,622	25,381
Corporate and eliminations (1)	(11,867)	(9,273)
Total consolidated	$72,446	$72,045

(1) Corporate and eliminations includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Total operating income	$72,446	$72,045
Interest expense	7,489	7,272
Other income, net	5,532	5,478
Earnings before income taxes	$70,489	$70,251

(In thousands)	March 31, 2020	December 31, 2019
Identifiable assets
Commercial/Industrial	$1,409,224	$1,363,592
Defense	1,165,137	1,209,706
Power	887,345	885,727
Corporate and Other	169,688	305,236
Total consolidated	$3,631,394	$3,764,261

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2018	$(147,148)	$(141,299)	$(288,447)
Other comprehensive income (loss) before reclassifications (1)	18,447	(35,212)	(16,765)
Amounts reclassified from accumulated other comprehensive loss (1)	—	6,195	6,195
Net current period other comprehensive loss	18,447	(29,017)	(10,570)
Cumulative effect from adoption of ASU 2018-02 (2)	$(1,318)	$(24,939)	$(26,257)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive income (loss) before reclassifications (1)	(50,275)	498	(49,777)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	4,183	4,183
Net current period other comprehensive income (loss)	(50,275)	4,681	(45,594)
March 31, 2020	$(180,294)	$(190,574)	$(370,868)

(1) All amounts are after tax.

(2) Reclassification to retained earnings due to adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$236	(1)
Amortization of actuarial losses	(5,749)	(1)
	(5,513)	Total before tax
	1,330	Income tax
Total reclassifications	$(4,183)	Net of tax

(1)These items are included in the computation of net periodic pension cost.  See Note 9, Pension Plans.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2020 and December 31, 2019, there were $29.9 million and $32.6 million of stand-by letters of credit outstanding, respectively, and $8.6 million and $10.8 million of bank

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of March 31, 2020, the Corporation has not met certain contractual delivery dates under its AP 1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of March 31, 2020.  As of March 31, 2020, the range of possible loss is $0 to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

14. RESTRUCTURING COSTS

During the three months ended March 31, 2020, the Corporation initiated restructuring activities across all of its segments to support the ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which include workforce reductions and consolidation of facilities, resulted in $3 million of pre-tax charges for the three months ended March 31, 2020, inclusive of approximately $1 million of inventory write-downs classified within "Cost of product sales" in the Condensed Consolidated Statement of Earnings. Pre-tax restructuring charges for the year ending December 31, 2020 are expected to be $25 million to $30 million. The Company anticipates that these actions, which are expected to be substantially completed by the end of 2020, will result in total cost savings of approximately $20 million annually.

The following tables summarize the respective accrual balances related to these restructuring activities:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Restructuring Accrual			Restructuring Accrual
In thousands	as of December 31, 2019	Provision	Cash Payments	as of March 31, 2020
Commercial/Industrial
Severance	$—	$318	$—	$318
Facility closure and other exit costs	—	284	(284)	—
Total Commercial/Industrial	$—	$602	$(284)	$318

Defense
Severance	$—	$799	$(267)	$532
Facility closure and other exit costs	—	—	—	—
Total Power	$—	$799	$(267)	$532

Power
Severance	$—	$117	$(100)	$17
Facility closure and other exit costs	—	62	(14)	48
Total Power	$—	$179	$(114)	$65

Consolidated
Severance	$—	$1,234	$(367)	$867
Facility closure and other exit costs	—	346	(298)	48
Total consolidated	$—	$1,580	$(665)	$915

15. SUBSEQUENT EVENTS

On April 20, 2020, the Corporation acquired the Integrated Air Defense System (IADS) product line for $29 million. IADS is a real-time display and post-test analysis product for flight test. The acquired business will operate within the Defense segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2019 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 45% of our 2020 revenues are expected to be generated from defense-related markets.

COVID-19

COVID-19, which was characterized as a pandemic by the World Health Organization in March 2020, has disrupted our supply chains and distribution systems, resulted in significant travel restrictions, and created significant disruption of the financial markets. While the pandemic did not have a material impact on our results of operations, financial position, or cash flows as of and for the three months ended March 31, 2020, we expect that it could negatively impact demand in the commercial aerospace and general industrial end markets in the second quarter, and possibly beyond. However, the extent to which COVID-19 will negatively affect our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak as well as impacts to our supply chain, transportation networks, and customers.

Given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Revolving Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through at least the remainder of the year. However, given the current level of uncertainty regarding potential COVID-19 economic impacts, we are unable to predict whether we will experience increased borrowing costs or other costs of capital which in turn could potentially result in future liquidity issues.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2020. The financial information as of March 31, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our Form 10-K.

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

On January 1, 2020, we implemented an organizational change to align our reportable segments more closely with our current business structure. This change resulted in the transfer of two business units, one from the Commercial/Industrial segment to the Defense segment and the other from the Defense segment to the Power segment. While this organizational change resulted in the recasting of previously reported amounts across all reportable segments, it did not impact our previously reported consolidated financial statements.

Analytical Definitions

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

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2020	2019	% change
Sales
Commercial/Industrial	$264,368	$269,858	(2%)
Defense	166,111	133,783	24%
Power	170,752	174,673	(2%)
Total sales	$601,231	$578,314	4%

Operating income
Commercial/Industrial	$34,987	$35,205	(1%)
Defense	28,704	20,732	38%
Power	20,622	25,381	(19%)
Corporate and eliminations	(11,867)	(9,273)	(28%)
Total operating income	$72,446	$72,045	1%

Interest expense	7,489	7,272	3%
Other income, net	5,532	5,478	1%

Earnings before income taxes	70,489	70,251	—%
Provision for income taxes	(18,728)	(14,658)	28%
Net earnings	$51,761	$55,593	(7%)

New orders	$569,801	$746,739	(24%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2020 vs. 2019
	Sales	Operating Income
Organic	1%	1%
Acquisitions	3%	—%
Foreign currency	—%	—%
Total	4%	1%

Sales during the three months ended March 31, 2020 increased $23 million, or 4%, to $601 million, compared with the prior year period. On a segment basis, sales increases of $32 million from the Defense segment were partially offset by lower sales of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

$5 million and $4 million from the Commercial/Industrial and Power segments, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income of $72 million during the three months ended March 31, 2020 was essentially flat compared to the prior year period, while operating margin decreased 50 basis points to 12.0%, compared with the same period in 2019. Favorable overhead absorption on higher sales in the Defense segment was partially offset by transition costs associated with our DRG facility move in the Power segment. Operating income in the Commercial/Industrial segment was essentially flat as a favorable shift in mix for our actuation products as well as the benefits of our margin improvement initiatives were offset by lower sales of industrial vehicle products.

Non-segment operating expense during the three months ended March 31, 2020 increased $3 million, or 28%, to $12 million, primarily due to higher foreign currency losses.

Interest expense of $7 million and other income, net of $6 million were essentially flat compared to the prior year period.

The effective tax rate for the three months ended March 31, 2020 of 26.6% increased as compared to an effective tax rate of 20.9% in the prior year period, primarily due to additional tax expense associated with the establishment of a valuation allowance against certain foreign deferred tax assets.

Comprehensive income for the three months ended March 31, 2020 was $6 million, compared to comprehensive income of $66 million in the prior year period. The change was primarily due to the following:

•Net earnings decreased $4 million, primarily due to an increase in the effective tax rate during the current period.
•Foreign currency translation adjustments for the three months ended March 31, 2020 resulted in a $50 million comprehensive loss, compared to a $8 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.

New orders decreased $177 million during the three months ended March 31, 2020 from the comparable prior year period, primarily due to the timing of naval defense orders in the Defense and Power segments as well as orders for sensors products in the Commercial/Industrial segment.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2020	2019	% change
Sales	$264,368	$269,858	(2%)
Operating income	34,987	35,205	(1%)
Operating margin	13.2%	13.0%	20 bps
New orders	$246,002	$275,505	(11%)
Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended
	March 31,
	2020 vs. 2019
	Sales	Operating Income
Organic	(2%)	(1%)
Acquisitions	1%	—%
Foreign currency	(1%)	—%
Total	(2%)	(1%)

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales during the three months ended March 31, 2020 decreased $5 million, or 2%, to $264 million from the prior year period, as sales increases in the aerospace defense, naval defense, and commercial aerospace markets were more than offset by lower sales in the general industrial market. In the aerospace defense market, sales increased $9 million primarily due to higher demand for actuation systems on the F-35 fighter jet program. Sales increases in the naval defense market were primarily due to higher sales on the CVN-80 and CVN-81 aircraft carrier programs. Sales in the commercial aerospace market benefited from higher demand for actuation equipment. In the general industrial market, sales decreased $22 million primarily due to lower demand for industrial vehicle products and surface treatment services.

Operating income of $35 million during the three months ended March 31, 2020 was essentially flat compared to the prior year period, while operating margin increased 20 basis points to 13.2%. A favorable shift in mix for our actuation products as well as the benefits of our margin improvement initiatives were offset by lower sales of industrial vehicle products.

New orders decreased $30 million during the three months ended March 31, 2020 from the comparable prior year period, primarily due to the timing of orders for sensors products.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended
	March 31,
(In thousands)	2020	2019	% change
Sales	$166,111	$133,783	24%
Operating income	28,704	20,732	38%
Operating margin	17.3%	15.5%	180 bps
New orders	$160,136	$216,591	(26%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2020 vs. 2019
	Sales	Operating Income
Organic	13%	38%
Acquisitions	11%	—%
Foreign currency	—%	—%
Total	24%	38%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales during the three months ended March 31, 2020 increased $32 million, or 24%, to $166 million from the prior year period. In the aerospace defense market, sales increased $14 million primarily due to higher demand for embedded computing equipment supporting unmanned aerial vehicles (UAVs), helicopter platforms, and various Intelligence, Surveillance and Reconnaissance (ISR) programs. Sales in the naval defense market benefited $25 million primarily due to the incremental impact of our 901D acquisition as well as higher demand for embedded computing equipment and valves on the Virginia-class submarine and CVN-80 aircraft carrier programs. These increases were partially offset by lower sales of flight test instrumentation equipment in the commercial aerospace market.

Operating income during the three months ended March 31, 2020 increased $8 million, or 38%, to $29 million, and operating margin increased 180 basis points from the prior year period to 17.3%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, partially offset by first year purchase accounting costs from our 901D acquisition.

New orders during the three months ended March 31, 2020 decreased $56 million from the comparable prior year period, primarily due to the timing of naval defense orders.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended
	March 31,
(In thousands)	2020	2019	% change
Sales	$170,752	$174,673	(2%)
Operating income	20,622	25,381	(19%)
Operating margin	12.1%	14.5%	(240 bps)
New orders	$163,663	$254,643	(36%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2020 vs. 2019
	Sales	Operating Income
Organic	(2%)	(19%)
Acquisitions	—%	—%
Foreign currency	—%	—%
Total	(2%)	(19%)

Sales in the Power segment are primarily to the power generation and naval defense markets.

Sales during the three months ended March 31, 2020 decreased $4 million, or 2%, to $171 million from the prior year period. In the naval defense market, sales increased $5 million primarily due to higher production on the CVN-80 and CVN-81 aircraft carrier programs. This increase was more than offset by lower sales of $10 million in the power generation market primarily due to lower international aftermarket sales.

Operating income during the three months ended March 31, 2020 decreased $5 million, or 19%, to $21 million, and operating margin decreased 240 basis points from the prior year period to 12.1%. The decreases in operating income and operating margin were primarily due to transition costs associated with our DRG facility in South Carolina.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders decreased $91 million during the three months ended March 31, 2020 from the comparable prior year period, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market	Three Months Ended
	March 31,
(In thousands)	2020	2019	% change
Defense markets:
Aerospace	$101,828	$78,787	29%
Ground	22,657	20,758	9%
Naval	165,693	131,088	26%
Total Defense	$290,178	$230,633	26%

Commercial markets:
Aerospace	$100,680	$103,221	(2%)
Power Generation	84,348	96,480	(13%)
General Industrial	126,025	147,980	(15%)
Total Commercial	$311,053	$347,681	(11%)

Total Curtiss-Wright	$601,231	$578,314	4%

Defense markets
Sales during the three months ended March 31, 2020 increased $60 million, or 26%, to $290 million, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market benefited from the impact of our 901D acquisition, which contributed incremental sales of $12 million. Excluding the impact of 901D, sales in the naval defense market increased primarily due to higher aircraft carrier program revenues of $10 million and increased production of $7 million on the Virginia-class and Columbia-class submarine programs. Sales in the aerospace defense market increased primarily due to higher actuation systems sales of $4 million on the F-35 fighter jet program and higher demand of $15 million for embedded computing equipment supporting UAVs, helicopter platforms, and various ISR programs.

Commercial markets
Sales during the three months ended March 31, 2020 decreased $37 million, or 11%, to $311 million, primarily due to lower sales in the power generation and general industrial markets. In the power generation market, we experienced lower international aftermarket sales of $7 million. Sales in the general industrial market decreased primarily due to lower demand of $18 million for industrial vehicle products and surface treatment services.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Cash provided by (used in):
Operating activities	$(192,576)	$(51,858)
Investing activities	(67,674)	(64,940)
Financing activities	39,268	(8,073)
Effect of exchange-rate changes on cash	(12,294)	3,233
Net decrease in cash and cash equivalents	(233,276)	(121,638)

Net cash used for operating activities increased $141 million from the prior year period, primarily due to a voluntary pension contribution of $150 million in the current period.

Net cash used for investing activities increased $3 million from the comparable prior year period primarily due to higher cash used for acquisitions and capital expenditures in the current period. The Corporation acquired one business during the three months ended March 31, 2020 for approximately $60 million, inclusive of $51 million cash paid plus a $9 million holdback for potential indemnification claims against the seller. The Corporation acquired one business during the three months ended March 31, 2019 for approximately $49 million. Capital expenditures for the three months ended March 31, 2020 and March 31, 2019 were $19 million and $17 million, respectively, with the increase primarily due to additional investments in our DRG facility.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.6% and 3.7% for the three months ended March 31, 2020 and 2019, respectively. The Corporation’s average debt outstanding was $795 million and $750 million for the three months ended March 31, 2020 and 2019, respectively.

Credit Agreement

As of March 31, 2020, the Corporation had outstanding borrowings of $146 million under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $30 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of March 31, 2020 was $324 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the three months ended March 31, 2020, the Corporation used $112 million of cash to repurchase approximately 1,100,000 outstanding shares under its share repurchase program. During the three months ended March 31, 2019, the Corporation used $12 million of cash to repurchase approximately 110,000 outstanding shares under its share repurchase program.

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

As of March 31, 2020, we had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2019 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 27, 2020, in the Notes to the
Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2020.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2019 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2020 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. There have been no material changes in the Company’s risk factors from the aforementioned 10-K, except as set forth in the below risk factor.

The COVID-19 pandemic has adversely impacted and poses risks to our business, the nature and extent of which are highly uncertain and unpredictable.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. While we are actively monitoring the pandemic and taking steps to mitigate the risks posed by its spread, there is no guarantee that our efforts will mitigate the adverse impacts of COVID-19 or will be effective.

The pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business, including our supply chain, distribution systems, and production levels. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to government imposed restrictions at our facilities in Mexico and India. However, these operational interruptions are not expected to have a material impact on our consolidated results of operations. Additionally, certain portions of our workforce are unable to work effectively due to quarantines, government orders and guidance, travel restrictions, and other precautionary measures and restrictions. This could have an adverse effect on the productivity and profitability of such manufacturing facilities, which could in turn adversely impact our business and operations.

We also have experienced and expect to continue to experience unpredictable volatility in demand in our commercial aerospace and general industrial end markets. Several countries, including the United States, have taken steps to restrict air travel, along with many companies, including us, adopting policies which prohibit non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion adversely affects travel behavior. Approximately 17% of our net sales for the year ended December 31, 2019 were derived from sales to commercial aerospace customers. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, have caused reductions in demand for commercial aircraft, which will adversely impact our net sales and operating results and may continue to do so for an extended period of time. In addition, an overall reduction in business activity as a result of the disruption caused by COVID-19 has led to a decrease in global demand for oil, thereby contributing to a substantial decline in oil prices. Approximately 23% of our net sales for the year ended December 31, 2019 were derived from sales to the general industrial market, which includes oil and gas sales. When the oil and gas market is in a downward economic cycle, our customers are typically adversely affected, which could result in industrial valve sales to the downstream markets being negatively impacted. While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by our large commercial aircraft manufacturers and downstream industrial valve customers could have a material adverse effect on our business, financial condition, and results of operations.

If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, costs, customer orders, and collections of accounts receivable, which may be material. In addition, we may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, or payment defaults or bankruptcy of our third-party customers and suppliers, any of which could adversely affect our financial condition and results of operations. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact, and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity whereby the impact on our consolidated results of operations, financial position and cash flows could be material.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2020.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	26,118	$146.15	26,118	$196,340,536
February 1 - February 29	26,132	145.39	52,250	192,541,102
March 1 - March 31	1,047,209	99.69	1,099,459	88,143,208
For the quarter ended March 31, 2020	1,099,459	$101.88	1,099,459	$88,143,208

On December 2, 2019, the Corporation adopted two written trading plans in connection with its previously authorized share repurchase program, which allows for the purchase of its outstanding common stock up to $200 million. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the year. The second trading plan, which was completed as of March 31, 2020, included opportunistic share repurchases of $100 million executed through a 10b5-1 program. The Corporation plans to repurchase at least $150 million of its common stock during the 2020 calendar year.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2020.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2020 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2019 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, Chairman and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:  /s/ K. Christopher Farkas

K. Christopher Farkas
Vice President and Chief Financial Officer
Dated: May 7, 2020