Form 10-Q
period 2020-06-30
CURTISS WRIGHT CORP
filed 2020-08-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

or

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

Common Stock, par value $1.00 per share: 41,576,986 shares (as of July 31, 2020).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales
Product sales	$466,445	$532,253	$964,374	$1,003,852
Service sales	83,602	106,743	186,904	213,458
Total net sales	550,047	638,996	1,151,278	1,217,310
Cost of sales
Cost of product sales	309,152	342,726	639,965	654,682
Cost of service sales	54,869	66,226	124,708	135,711
Total cost of sales	364,021	408,952	764,673	790,393
Gross profit	186,026	230,044	386,605	426,917
Research and development expenses	18,269	18,900	36,576	36,141
Selling expenses	25,193	30,693	56,781	62,170
General and administrative expenses	76,606	74,766	153,264	150,876
Restructuring expenses	10,609	—	12,189	—
Operating income	55,349	105,685	127,795	177,730
Interest expense	8,515	7,960	16,004	15,232
Other income (expense), net	(4,105)	5,871	1,427	11,349
Earnings before income taxes	42,729	103,596	113,218	173,847
Provision for income taxes	(11,711)	(23,524)	(30,439)	(38,182)
Net earnings	$31,018	$80,072	$82,779	$135,665

Net earnings per share:
Basic earnings per share	$0.75	$1.87	$1.97	$3.17
Diluted earnings per share	$0.74	$1.86	$1.95	$3.15

Dividends per share	0.17	0.17	0.34	0.32

Weighted-average shares outstanding:
Basic	41,629	42,758	42,092	42,776
Diluted	41,855	43,024	42,362	43,038

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings	$31,018	$80,072	$82,779	$135,665
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$24,185	$540	$(26,090)	$8,782
Pension and postretirement adjustments, net of tax (2)	4,002	1,749	8,683	3,432
Other comprehensive income (loss), net of tax	28,187	2,289	(17,407)	12,214
Comprehensive income	$59,205	$82,361	$65,372	$147,879

(1) The tax benefit included in other comprehensive income (loss) for foreign currency translation adjustments for the three and six months ended June 30, 2020 and June 30, 2019 was immaterial.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2020 was $1.3 million and $2.7 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and six months ended June 30, 2019 was $0.6 million and $1.1 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$155,383	$391,033
Receivables, net	598,340	632,194
Inventories, net	461,902	424,835
Other current assets	51,584	81,729
Total current assets	1,267,209	1,529,791
Property, plant, and equipment, net	381,226	385,593
Goodwill	1,197,194	1,166,680
Other intangible assets, net	489,208	479,907
Operating lease right-of-use assets, net	157,526	165,490
Prepaid pension asset	123,695	—
Other assets	26,613	36,800
Total assets	$3,642,671	$3,764,261
Liabilities
Current liabilities:
Accounts payable	171,842	222,000
Accrued expenses	128,800	164,744
Income taxes payable	7,177	7,670
Deferred revenue	263,110	276,115
Other current liabilities	91,049	74,202
Total current liabilities	661,978	744,731
Long-term debt	834,802	760,639
Deferred tax liabilities, net	92,941	80,159
Accrued pension and other postretirement benefit costs	90,004	138,635
Long-term operating lease liability	137,213	145,124
Long-term portion of environmental reserves	15,271	15,026
Other liabilities	97,167	105,575
Total liabilities	1,929,376	1,989,889
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 49,187,378 shares issued as of June 30, 2020 and December 31, 2019; outstanding shares were 41,565,240 as of June 30, 2020 and 42,680,215 as of December 31, 2019	49,187	49,187
Additional paid in capital	118,467	116,070
Retained earnings	2,565,727	2,497,111
Accumulated other comprehensive loss	(342,681)	(325,274)
Common treasury stock, at cost (7,622,138 shares as of June 30, 2020 and 6,507,163 shares as of December 31, 2019)	(677,405)	(562,722)
Total stockholders’ equity	1,713,295	1,774,372
Total liabilities and stockholders’ equity	$3,642,671	$3,764,261

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$82,779	$135,665
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	56,568	51,600
Gain on fixed asset disposals	(373)	(6,080)
Deferred income taxes	4,208	1,450
Share-based compensation	7,140	6,980
Foreign exchange loss on substantial liquidation of subsidiary	9,550	—
Inventory write-downs	9,015	—
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	31,898	(37,621)
Inventories, net	(40,691)	(11,080)
Progress payments	(470)	(356)
Accounts payable and accrued expenses	(81,848)	(87,430)
Deferred revenue	(12,622)	5,278
Income taxes	26,042	2,872
Pension and postretirement benefits, net	(149,514)	311
Other current and long-term assets and liabilities	6,109	(21,203)
Net cash provided by (used for) operating activities	(52,209)	40,386
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	2,411	8,920
Acquisition of intangible assets	—	(147)
Additions to property, plant, and equipment	(29,324)	(33,471)
Acquisition of businesses, net of cash acquired	(82,003)	(50,075)
Net cash used for investing activities	(108,916)	(74,773)
Cash flows from financing activities:
Borrowings under revolving credit facility	306,797	7,318
Payment of revolving credit facility	(231,797)	(7,561)
Repurchases of common stock	(124,613)	(25,065)
Proceeds from share-based compensation	5,189	5,411
Dividends paid	(7,089)	(6,420)
Other	(429)	(395)
Net cash used for financing activities	(51,942)	(26,712)
Effect of exchange-rate changes on cash	(22,583)	1,377
Net decrease in cash and cash equivalents	(235,650)	(59,722)
Cash and cash equivalents at beginning of period	391,033	276,066
Cash and cash equivalents at end of period	$155,383	$216,344
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$152	$85
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	82,779	—	—
Other comprehensive loss, net of tax	—	—	—	(17,407)	—
Dividends declared	—	—	(14,163)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Stock options exercised	—	106	—	—	5,081
Share-based compensation	—	6,923	—	—	217
Repurchase of common stock	—	—	—	—	(124,613)
Other	—	(517)	—	—	517
June 30, 2020	$49,187	$118,467	$2,565,727	$(342,681)	$(677,405)

	For the three months ended June 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2020	$49,187	$114,911	$2,541,777	$(370,868)	$(665,170)
Net earnings	—	—	31,018	—	—
Other comprehensive income, net of tax	—	—	—	28,187	—
Dividends declared	—	—	(7,068)	—	—
Stock options exercised	—	(244)	—	—	365
Share-based compensation	—	3,800	—	—	—
Repurchase of common stock	—	—	—	—	(12,600)
June 30, 2020	$49,187	$118,467	$2,565,727	$(342,681)	$(677,405)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete on contracts using the over-time revenue recognition accounting method, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2020 and 2019, there were no significant changes in estimated contract costs.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Revenue recognized on an over-time basis for the three and six months ended June 30, 2020 accounted for approximately 54% and 53%, respectively, of total net sales. Revenue recognized on an over-time basis for both the three and six months ended June 30, 2019 accounted for approximately 48% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Revenue recognized at a point-in-time for the three and six months ended June 30, 2020 accounted for approximately 46% and 47%, respectively, of total net sales. Revenue recognized at a point-in-time for both the three and six months ended June 30, 2019 accounted for approximately 52% of total net sales. Revenue for these types of arrangements is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of June 30, 2020, of which the Corporation expects to recognize approximately 89% as net sales over the next 12-36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Defense
Aerospace	$109,305	$104,426	$211,133	$183,213
Ground	20,029	26,394	42,686	47,151
Naval	164,941	149,853	330,633	280,941
Total Defense Customers	$294,275	$280,673	$584,452	$511,305

Commercial
Aerospace	$71,084	$108,000	$171,765	$211,222
Power Generation	76,202	93,171	160,550	189,652
General Industrial	108,486	157,152	234,511	305,131
Total Commercial Customers	$255,772	$358,323	$566,826	$706,005

Total	$550,047	$638,996	$1,151,278	$1,217,310

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2020 included in the contract liabilities balance as

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of January 1, 2020 was approximately $71 million and $160 million, respectively. Revenue recognized during the three and six months ended June 30, 2019 included in the contract liabilities balance as of January 1, 2019 was approximately $54 million and $133 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the six months ended June 30, 2020, the Corporation acquired two businesses for an aggregate purchase price of $90 million, which are described in more detail below. During the six months ended June 30, 2019, the Corporation acquired one business for an aggregate purchase price of $50 million, which is described in more detail below.

The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2020 includes $7 million of total net sales and $1 million of net losses from the Corporation's 2020 acquisitions. The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2019 includes $4 million of total net sales and $1 million of net losses from the Corporation's 2019 acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six months ended June 30, 2020 and 2019.

(In thousands)	2020	2019
Accounts receivable	$3,204	$2,300
Inventory	10,233	322
Property, plant, and equipment	1,332	648
Other current and non-current assets	188	479
Intangible assets	39,384	26,000
Operating lease right-of-use assets, net	1,992	1,393
Current and non-current liabilities	(10,590)	(3,252)
Net tangible and intangible assets	45,743	27,890
Goodwill	43,862	22,185
Total purchase price	$89,605	$50,075

Cash paid to date, net of cash acquired	$82,003	$50,075
Due to seller	7,602	—
Total purchase price	$89,605	$50,075

Goodwill deductible for tax purposes	$38,469	$22,185

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2020 Acquisitions

Integrated Air Defense System (IADS)

On April 20, 2020, the Corporation acquired the IADS product line for approximately $29 million. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type. IADS is a real-time display and post-test analysis product for flight tests. The acquired product line operates within the Defense segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

Dyna-Flo Control Valve Services Ltd. (Dyna-Flo)

On February 26, 2020, the Corporation acquired 100% of the issued and outstanding share capital of Dyna-Flo for approximately $60 million, net of cash acquired. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Dyna-Flo specializes in control valves, actuators, and control systems for the chemical, petrochemical, and oil and gas markets. The acquired business operates within the Commercial/Industrial segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

2019 Acquisition

Tactical Communications Group (TCG)

On March 15, 2019, the Corporation acquired 100% of the membership interests of TCG for $50 million, net of cash acquired. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. TCG is a designer and manufacturer of tactical data link software solutions for critical military communications systems. The acquired business operates within the Defense segment.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Billed receivables:
Trade and other receivables	$361,749	$418,968
Less: Allowance for doubtful accounts	(11,066)	(8,733)
Net billed receivables	350,683	410,235
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	257,185	231,067
Less: Progress payments applied	(9,528)	(9,108)
Net unbilled receivables	247,657	221,959
Receivables, net	$598,340	$632,194

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of inventories is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$177,200	$153,876
Work-in-process	107,566	100,359
Finished goods	124,698	108,329
Inventoried costs related to U.S. Government and other long-term contracts (1)	59,773	70,414
Inventories, net of reserves	469,237	432,978
Less: Progress payments applied	(7,335)	(8,143)
Inventories, net	$461,902	$424,835

(1) As of June 30, 2020 and December 31, 2019, this caption also includes capitalized contract development costs of $32.4 million and $39.1 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of June 30, 2020 and December 31, 2019, capitalized development costs of $16.5 million and $23.7 million, respectively, are not currently supported by existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2019	$431,082	$526,955	$208,643	$1,166,680
Acquisitions	29,233	14,629	—	43,862
Adjustments	—	(1,386)	—	(1,386)
Foreign currency translation adjustment	(5,334)	(5,942)	(686)	(11,962)
June 30, 2020	$454,981	$534,256	$207,957	$1,197,194

7.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2020			December 31, 2019
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$262,861	$(145,060)	$117,801	$257,676	$(140,390)	$117,286
Customer related intangibles	459,417	(229,179)	230,238	434,492	(215,855)	218,637
Programs (1)	144,000	(16,200)	127,800	144,000	(12,600)	131,400
Other intangible assets	45,902	(32,533)	13,369	43,729	(31,145)	12,584
Total	$912,180	$(422,972)	$489,208	$879,897	$(399,990)	$479,907

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the six months ended June 30, 2020, the Corporation acquired intangible assets of $39.4 million. The Corporation acquired Customer-related intangibles of $28.9 million, Technology of $8.1 million, and Other intangible assets of $2.4 million, which have weighted average amortization periods of 19.4 years, 15.0 years, and 7.5 years, respectively.

Total intangible amortization expense for the six months ended June 30, 2020 was $28.7 million, as compared to $22.6 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2020 through 2024 is $58 million, $48 million, $45 million, $41 million, and $38 million, respectively.

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Effects on Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

For the three and six months ended June 30, 2020 and 2019, the gains or (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Derivatives not designated as hedging instrument	2020	2019	2020	2019
Forward exchange contracts:
General and administrative expenses	$700	$(2,158)	$(7,432)	$1,431

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2020.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2024	$75,000	$75,000	$—	$—
3.84% Senior notes due 2021	100,000	102,137	100,000	102,079
3.70% Senior notes due 2023	202,500	209,416	202,500	207,882
3.85% Senior notes due 2025	90,000	95,028	90,000	93,838
4.24% Senior notes due 2026	200,000	217,026	200,000	213,126
4.05% Senior notes due 2028	67,500	72,655	67,500	71,260
4.11% Senior notes due 2028	90,000	97,159	90,000	95,607
Total debt	825,000	868,421	750,000	783,792
Debt issuance costs, net	(534)	(534)	(594)	(594)
Unamortized interest rate swap proceeds	10,336	10,336	11,233	11,233
Total debt, net	$834,802	$878,223	$760,639	$794,431

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2019 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$6,611	$5,825	$13,222	$11,651
Interest cost	6,058	7,371	12,116	14,743
Expected return on plan assets	(16,896)	(14,882)	(33,792)	(29,766)
Amortization of prior service cost	(71)	(70)	(142)	(141)
Amortization of unrecognized actuarial loss	5,750	2,592	11,499	5,184
Net periodic pension cost	$1,452	$836	$2,903	$1,671

During the six months ended June 30, 2020, the Corporation made a $150 million voluntary contribution to the Curtiss-Wright Pension Plan. The Corporation does not expect to make any further contributions to the Curtiss-Wright Pension Plan in 2020. Contributions to the foreign benefit plans are not expected to be material in 2020.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six months ended June 30, 2020, the expense relating to the plan was $4.3 million and $10.3 million, respectively. During the three and six months ended June 30, 2019, the expense relating to the plan was $4.2 million and $9.6 million, respectively. The Corporation made $14.0 million in contributions to the plan during the six months ended June 30, 2020, and expects to make total contributions of $18.3 million in 2020.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Basic weighted-average shares outstanding	41,629	42,758	42,092	42,776
Dilutive effect of stock options and deferred stock compensation	226	266	270	262
Diluted weighted-average shares outstanding	41,855	43,024	42,362	43,038

For the three and six months ended June 30, 2020 and 2019, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net sales
Commercial/Industrial	$213,814	$293,149	$478,314	$563,309
Defense	170,025	158,629	336,176	292,538
Power	166,684	188,419	337,688	363,454
Less: Intersegment revenues	(476)	(1,201)	(900)	(1,991)
Total consolidated	$550,047	$638,996	$1,151,278	$1,217,310

Operating income (expense)
Commercial/Industrial	$14,366	$51,376	$49,353	$86,581
Defense	27,872	32,607	56,576	53,339
Power	21,259	31,983	41,881	57,364
Corporate and eliminations (1)	(8,148)	(10,281)	(20,015)	(19,554)
Total consolidated	$55,349	$105,685	$127,795	$177,730

(1) Corporate and eliminations includes service costs related to pension and other postretirement benefits, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Total operating income	$55,349	$105,685	$127,795	$177,730
Interest expense	8,515	7,960	16,004	15,232
Other income (expense), net	(4,105)	5,871	1,427	11,349
Earnings before income taxes	$42,729	$103,596	$113,218	$173,847

(In thousands)	June 30, 2020	December 31, 2019
Identifiable assets
Commercial/Industrial	$1,385,177	$1,363,592
Defense	1,198,054	1,209,706
Power	885,353	885,727
Corporate and Other	174,087	305,236
Total consolidated	$3,642,671	$3,764,261

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2018	$(147,148)	$(141,299)	$(288,447)
Other comprehensive income (loss) before reclassifications	18,447	(35,212)	(16,765)
Amounts reclassified from accumulated other comprehensive loss	—	6,195	6,195
Net current period other comprehensive loss	18,447	(29,017)	(10,570)
Cumulative effect from adoption of ASU 2018-02	$(1,318)	$(24,939)	$(26,257)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive income (loss) before reclassifications	(26,090)	316	(25,774)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8,367	8,367
Net current period other comprehensive income (loss)	(26,090)	8,683	(17,407)
June 30, 2020	$(156,109)	$(186,572)	$(342,681)

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$470	Other income (expense), net
Amortization of actuarial losses	(11,497)	Other income (expense), net
	(11,027)	Earnings before income taxes
	2,660	Provision for income taxes
Total reclassifications	$(8,367)	Net earnings

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2020 and December 31, 2019, there were $21.8 million and $32.6 million of stand-by letters of credit outstanding, respectively, and $6.4 million and $10.8 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of June 30, 2020, the Corporation has not met certain contractual delivery dates under its AP 1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of June 30, 2020.  As of June 30, 2020, the range of possible loss is $0 to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

14. RESTRUCTURING COSTS

During the three and six months ended June 30, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which include workforce reductions and consolidation of facilities, resulted in $15 million and $17 million of pre-tax charges for the three and six months ended June 30, 2020. Included in the aforementioned amounts for the three and six months ended June 30, 2020 were approximately $6 million and $7 million of non-cash charges, respectively, related to inventory write-downs and impairments of property, plant, and equipment and operating lease right-of-use assets. Inventory write-downs and asset impairments are reported in "Cost of product sales" and "Restructuring expenses," respectively, within the Condensed Consolidated Statement of Earnings. Pre-tax restructuring charges for the year ending December 31, 2020 are expected to be $35 million. The Company anticipates that these actions, which are expected to be substantially completed by the end of 2020, will result in total cost savings of approximately $40 million annually.

The following tables summarize the respective accrual balances related to these restructuring activities:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In thousands	Restructuring Accrual as of December 31, 2019	Provision	Cash Payments	Restructuring Accrual as of June 30, 2020
Commercial/Industrial
Severance	$—	$4,319	$(1,083)	$3,236
Facility closure and other exit costs	—	1,102	(1,102)	—
Total Commercial/Industrial	$—	$5,421	$(2,185)	$3,236

Defense
Severance	$—	$2,431	$(1,896)	$535
Facility closure and other exit costs	—	40	(40)	—
Total Defense	$—	$2,471	$(1,936)	$535

Power
Severance	$—	$2,553	$(464)	$2,089
Facility closure and other exit costs	—	156	(156)	—
Total Power	$—	$2,709	$(620)	$2,089

Consolidated
Severance	$—	$9,303	$(3,443)	$5,860
Facility closure and other exit costs	—	1,298	(1,298)	—
Total consolidated	$—	$10,601	$(4,741)	$5,860

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from COVID-19, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2019 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 50% of our 2020 revenues are expected to be generated from defense-related markets.

COVID-19

COVID-19, which was characterized as a pandemic by the World Health Organization in March 2020, has slowed our supply chains and production levels, resulted in significant travel restrictions, and created significant disruption of the financial markets. While the pandemic negatively impacted demand in the second quarter, primarily in the commercial aerospace and general industrial end markets, it did not have a material impact on our results of operations during the first quarter. The commercial aerospace and general industrial end markets are expected to be negatively impacted for the foreseeable future, the extent of which is contingent upon future developments. These future developments, which are highly uncertain and unpredictable, include new information concerning the severity and duration of the outbreak as well as impacts to our supply chain, transportation networks, and customers.

The health and safety of our employees has remained our top priority throughout this crisis. The vast majority of our manufacturing facilities have remained operational throughout the pandemic due to the critical nature of both our operations as well as our customers’ operations, with all manufacturing facilities open and operating as of June 30, 2020. We have continued to execute safety measures at all of our facilities to protect the health and safety of our employees and visitors, including increased frequency in cleaning and disinfecting as well as implementing rigorous hygiene and social distancing practices. In addition, a significant portion of our non-manufacturing employees are currently working remotely in an effort to minimize any potential spread of COVID-19. These working conditions have been designed to allow for the continuation of key business-critical operations, including financial reporting and internal control.

Given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Revolving Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through at least the remainder of the year. In May 2020, we took additional actions to strengthen our financial flexibility through the pricing of $300 million of senior notes. The transaction is expected to close no later than August 13, 2020, with the proceeds intended to be used for general corporate purposes. We will continue to diligently monitor business conditions and consider additional actions, as necessary. However, given the current level of uncertainty regarding potential COVID-19 economic impacts, we are unable to predict whether we will experience increased borrowing costs or other costs of capital which in turn could potentially result in future liquidity issues. See Part II, Item 1A. “Risk Factors” for a detailed description of the risks resulting from the COVID-19 pandemic.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2020. The financial information as of June 30, 2020 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 contained in our Form 10-K.

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

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” excludes the effects of restructuring-related expenses and foreign currency translation.

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales
Commercial/Industrial	$213,648	$292,900	(27%)	$478,016	$562,758	(15%)
Defense	169,955	158,492	7%	336,066	292,275	15%
Power	166,444	187,604	(11%)	337,196	362,277	(7%)
Total sales	$550,047	$638,996	(14%)	$1,151,278	$1,217,310	(5%)

Operating income
Commercial/Industrial	$14,366	$51,376	(72%)	$49,353	$86,581	(43%)
Defense	27,872	32,607	(15%)	56,576	53,339	6%
Power	21,259	31,983	(34%)	41,881	57,364	(27%)
Corporate and eliminations	(8,148)	(10,281)	21%	(20,015)	(19,554)	(2%)
Total operating income	$55,349	$105,685	(48%)	$127,795	$177,730	(28%)

Interest expense	8,515	7,960	7%	16,004	15,232	5%
Other income (expense), net	(4,105)	5,871	(170%)	1,427	11,349	(87%)

Earnings before income taxes	42,729	103,596	(59%)	113,218	173,847	(35%)
Provision for income taxes	(11,711)	(23,524)	(50%)	(30,439)	(38,182)	(20%)
Net earnings	$31,018	$80,072		$82,779	$135,665

Restructuring-related expenses	$14,596	$—	NM	$17,380	$—	NM

New orders	$620,249	$600,769	3%	$1,190,050	$1,347,507	(12%)

NM - Not meaningful

Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(17%)	(35%)	(8%)	(19%)
Acquisitions	3%	(1%)	3%	—%
Restructuring	—%	(13%)	—%	(10%)
Foreign currency	—%	1%	—%	1%
Total	(14%)	(48%)	(5%)	(28%)

Sales in the second quarter decreased $89 million, or 14%, to $550 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Power segments decreased $79 million and $21 million, respectively, with sales from the Defense segment increasing $11 million.

Sales during the six months ended June 30, 2020 decreased $66 million, or 5%, to $1,151 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Power segments decreased $85 million and $25 million, respectively, with sales from the Defense segment increasing $44 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter decreased $50 million, or 48%, to $55 million, and operating margin decreased 640 basis points to 10.1% compared with the same period in 2019. Operating income during the six months ended June 30, 2020 decreased $50 million, or 28%, to $128 million and operating margin decreased 350 basis points to 11.1%, compared with the same period in 2019. The decreases in operating income and operating margin for each of the respective periods were primarily due to unfavorable overhead absorption on lower sales in the Commercial/Industrial and Power segments, costs associated with our restructuring activities across all segments, and first year purchase accounting costs from our 901D acquisition in the Defense segment. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives, which were recognized across all segments.

Non-segment operating expense in the second quarter decreased $2 million, or 21%, to $8 million, primarily due to lower corporate costs. Non-segment operating expense during the six months ended June 30, 2020 of $20 million was essentially flat compared to the prior year period.

Interest expense during the second quarter and six months ended June 30, 2020 of $9 million and $16 million, respectively, was essentially flat against the comparable prior year periods.

Other income (expense), net in the second quarter and six months ended June 30, 2020 decreased $10 million to ($4) million and $1 million, respectively, primarily due to the recognition of accumulated foreign currency translation losses of $10 million related to the substantial liquidation of our Norwegian subsidiary.

The effective tax rate of 27.4% in the second quarter increased compared to an effective tax rate of 22.7% in the prior year period. This increase was primarily driven by the recognition of accumulated foreign currency translation losses related to the substantial liquidation of our Norwegian subsidiary, which are not deductible for tax purposes. The effective tax rate of 26.9% for the six months ended June 30, 2020 increased as compared to an effective tax rate of 22.0% in the prior year period. This increase was primarily due to the aforementioned foreign currency translation losses as well as additional tax expense associated with the establishment of a valuation allowance against certain foreign deferred tax assets.

Comprehensive income in the second quarter was $59 million, compared to comprehensive income of $82 million in the prior year period. The change was primarily due to the following:

•Net earnings decreased $49 million, primarily due to lower operating income and higher other expense, net.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

•Foreign currency translation adjustments in the second quarter resulted in a $24 million comprehensive gain, compared to a $1 million comprehensive gain in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the Canadian dollar.

Comprehensive income for the six months ended June 30, 2020 was $65 million, compared to comprehensive income of $148 million in the prior year period. The change was primarily due to the following:

•Net earnings decreased $53 million, primarily due to lower operating income and lower other income, net.
•Foreign currency translation adjustments for the six months ended June 30, 2020 resulted in a $26 million comprehensive loss, compared to a $9 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.

New orders increased $19 million during the second quarter from the comparable prior year period, primarily due to the timing of naval defense orders in the Defense and Power segments. These increases were partially offset by a decline in new orders for sensors and controls equipment as well as industrial vehicle and valve products in the Commercial/Industrial segment.

New orders decreased $157 million during the six months ended June 30, 2020 from the comparable prior year period. The decrease was primarily due to a decline in new orders for sensors and controls equipment as well as industrial vehicle and valve products in the Commercial/Industrial segment.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, and new orders within the Commercial/Industrial segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales	$213,648	$292,900	(27%)	$478,016	$562,758	(15%)
Operating income	14,366	51,376	(72%)	49,353	86,581	(43%)
Operating margin	6.7%	17.5%	(1,080 bps)	10.3%	15.4%	(510 bps)
Restructuring-related expenses	$6,766	$—	NM	$7,368	$—	NM
New orders	$152,622	$270,670	(44%)	$398,624	$546,175	(27%)
NM - Not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(28%)	(59%)	(16%)	(35%)
Acquisitions	1%	—%	1%	—%
Restructuring	—%	(14%)	—%	(9%)
Foreign currency	—%	1%	—%	1%
Total	(27%)	(72%)	(15%)	(43%)

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the second quarter decreased $79 million, or 27%, to $214 million from the prior year period, primarily due to lower sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales decreased $34 million, primarily due to lower demand for actuation and sensors equipment as well as surface treatment services. Sales in the general industrial market decreased $45 million, primarily due to lower sales of industrial vehicle products, industrial valve products, and surface treatment services of $20 million, $11 million, and $8 million, respectively.

Sales during the six months ended June 30, 2020 decreased $85 million, or 15%, to $478 million from the prior year period, primarily due to lower sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales decreased $30 million, primarily due to lower demand for actuation and sensors equipment as well as surface treatment services. Sales in the general industrial market decreased $67 million, primarily due to lower sales of industrial vehicle products, industrial valve products, and surface treatment services of $32 million, $14 million, and $13 million, respectively. These decreases were partially offset by higher sales of $9 million in the aerospace defense market, primarily due to higher demand for actuation systems on the F-35 fighter jet program.

Operating income in the second quarter decreased $37 million, or 72%, to $14 million from the prior year period, and operating margin decreased 1,080 basis points to 6.7%. Operating income during the six months ended June 30, 2020 decreased $37 million, or 43%, to $49 million from the prior year period, and operating margin decreased 510 basis points to 10.3%. The decreases in operating income and operating margin for each of the respective periods were primarily due to unfavorable overhead absorption on lower sales in the general industrial and commercial aerospace markets as well as costs associated with our restructuring activities. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives.

New orders during the second quarter and six months ended June 30, 2020 decreased $118 million and $148 million, respectively, from the comparable prior year periods, primarily due to a decline in new orders for sensors and controls equipment as well as industrial vehicle and valve products.

Defense

The following tables summarize sales, operating income and margin, and new orders within the Defense segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales	$169,955	$158,492	7%	$336,066	$292,275	15%
Operating income	27,872	32,607	(15%)	56,576	53,339	6%
Operating margin	16.4%	20.6%	(420 bps)	16.8%	18.2%	(140 bps)
Restructuring-related expenses	$1,648	$—	NM	$2,447	$—	NM
New orders	$280,194	$174,520	61%	$440,330	$391,110	13%
NM - Not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(2%)	(11%)	5%	10%
Acquisitions	9%	(1%)	10%	(1%)
Restructuring	—%	(5%)	—%	(5%)
Foreign currency	—%	2%	—%	2%
Total	7%	(15%)	15%	6%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the second quarter increased $11 million, or 7%, to $170 million from the prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. Sales in the naval defense market increased $22 million, primarily due to the incremental impact of our 901D acquisition, which contributed sales of $12 million. Excluding the impact of 901D, the naval defense market benefited from higher demand for valves and embedded computing equipment on the Virginia-class submarine platform, which resulted in higher sales of $10 million. In the aerospace defense market, sales increased $5 million due to higher demand for embedded computing equipment on various fighter jet and unmanned aerial vehicle (UAV) platforms. These increases were partially offset by lower sales of $7 million in the ground defense market due to lower demand on various domestic and international tank platforms.

Sales during the six months ended June 30, 2020 increased $44 million, or 15%, to $336 million from the prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. Sales in the naval defense market increased $48 million, primarily due to the incremental impact of our 901D acquisition, which contributed sales of $24 million. Excluding the impact of 901D, the naval defense market benefited from higher demand for valves and embedded computing equipment on the Virginia-class submarine platform, which resulted in higher sales of $19 million. In the aerospace defense market, sales increased $19 million, primarily due to higher demand for embedded computing equipment on various fighter jet and UAV platforms. These increases were partially offset by lower sales of $9 million in the commercial aerospace market, primarily due to lower demand for flight test instrumentation equipment. Sales in the ground defense market were negatively impacted by lower demand on various domestic and international tank platforms.

Operating income in the second quarter decreased $5 million, or 15%, to $28 million compared to the prior year period, and operating margin decreased 420 basis points from the prior year period to 16.4%. These decreases were primarily due to costs associated with our restructuring activities as well as first year purchase accounting costs from our 901D acquisition.

Operating income during the six months ended June 30, 2020 increased $3 million, or 6%, to $57 million, while operating margin decreased 140 basis points from the prior year period to 16.8%. Favorable overhead absorption on higher sales as well as the benefits of our ongoing margin improvement initiatives were partially offset by costs associated with our restructuring activities as well as first year purchase accounting costs from our 901D acquisition.

New orders in the second quarter increased $106 million from the comparable prior year period, primarily due to the timing of naval defense orders. This increase was partially offset by the timing of aerospace defense orders.

New orders during the six months ended June 30, 2020 increased $49 million from the comparable prior year period, primarily due to the timing of naval defense orders as well as higher orders for embedded computing equipment in the commercial aerospace market.

Power

The following tables summarize sales, operating income and margin, and new orders within the Power segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales	$166,444	$187,604	(11%)	$337,196	$362,277	(7%)
Operating income	21,259	31,983	(34%)	41,881	57,364	(27%)
Operating margin	12.8%	17.0%	(420 bps)	12.4%	15.8%	(340 bps)
Restructuring-related expenses	$6,182	$—	NM	$7,565	$—	NM
New orders	$187,433	$155,579	20%	$351,096	$410,222	(14%)
NM - Not meaningful

Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(11%)	(14%)	(7%)	(14%)
Acquisitions	—%	—%	—%	—%
Restructuring	—%	(20%)	—%	(13%)
Foreign currency	—%	—%	—%	—%
Total	(11%)	(34%)	(7%)	(27%)

Sales in the Power segment are primarily to the power generation and naval defense markets.

Sales in the second quarter decreased $21 million, or 11%, to $166 million from the prior year period, primarily due to lower sales in the naval defense and power generation markets. In the naval defense market, sales decreased $7 million as higher production levels on the Columbia class submarine were more than offset by the timing of production on the CVN-80 aircraft carrier program as well as lower service center sales. Sales in the power generation market decreased $12 million primarily due to lower domestic and international aftermarket sales.

Sales during the six months ended June 30, 2020 decreased $25 million, or 7%, to $337 million from the prior year period, primarily due to lower sales of $22 million in the power generation market. This decrease was primarily due to the lower domestic and international aftermarket sales as well as the timing of production on the China Direct AP1000 program.

Operating income in the second quarter decreased $11 million, or 34%, to $21 million, and operating margin decreased 420 basis points from the prior year period to 12.8%. The decreases in operating income and operating margin were primarily due to costs associated with our restructuring activities as well as unfavorable overhead absorption on lower sales in the naval defense and power generation markets. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives.

Operating income during the six months ended June 30, 2020 decreased $15 million, or 27%, to $42 million, and operating margin decreased 340 basis points from the prior year period to 12.4%. The decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales in the power generation market, costs associated with our restructuring activities, and transition costs associated with our DRG facility in South Carolina. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives.

New orders during the second quarter and six months ended June 30, 2020 increased $32 million and decreased $59 million, respectively, from the comparable prior year periods, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Defense markets:
Aerospace	$109,305	$104,426	5%	$211,133	$183,213	15%
Ground	20,029	26,394	(24%)	42,686	47,151	(9%)
Naval	164,941	149,853	10%	330,633	280,941	18%
Total Defense	$294,275	$280,673	5%	$584,452	$511,305	14%

Commercial markets:
Aerospace	$71,084	$108,000	(34%)	$171,765	$211,222	(19%)
Power Generation	76,202	93,171	(18%)	160,550	189,652	(15%)
General Industrial	108,486	157,152	(31%)	234,511	305,131	(23%)
Total Commercial	$255,772	$358,323	(29%)	$566,826	$706,005	(20%)

Total Curtiss-Wright	$550,047	$638,996	(14%)	$1,151,278	$1,217,310	(5%)

Defense markets
Sales in the second quarter increased $14 million, or 5%, to $294 million against the comparable prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market primarily benefited from the impact of our 901D acquisition, which contributed incremental sales of $12 million. Higher sales of $18 million on the Virginia-class and Columbia-class submarine programs were partially offset by the timing of production on the CVN-80 aircraft carrier program as well as lower service center demand, which collectively reduced sales $13 million. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various fighter jet and UAV platforms.

Sales during the six months ended June 30, 2020 increased $73 million, or 14%, to $584 million, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market benefited from the impact of our 901D acquisition, which contributed incremental sales of $24 million. Excluding the impact of 901D, the naval defense market benefited from higher sales of $26 million on the Virginia-class and Columbia-class submarine programs. Sales in the aerospace defense market increased primarily due to higher actuation systems sales of $11 million on the F-35 fighter jet program and higher demand for embedded computing equipment supporting UAVs, which resulted in a sales increase of $9 million.

Commercial markets
Sales in the second quarter decreased $103 million, or 29%, to $256 million due to lower sales across all segments. Lower demand for actuation and sensors equipment as well as surface treatment services in the commercial aerospace market resulted in sales decreases of $27 million and $8 million, respectively. In the power generation market, we experienced lower demand for domestic and international aftermarket products, which resulted in lower sales of $12 million. Lower demand in the general industrial market for industrial vehicle products, industrial valve products, and surface treatment services resulted in sales decreases of $20 million, $13 million, and $8 million, respectively.

Sales during the six months ended June 30, 2020 decreased $139 million, or 20%, to $567 million due to lower sales across all markets. In the commercial aerospace market, we experienced lower demand for actuation and sensors equipment as well as surface treatment services, which resulted in sales decreases of $29 million and $6 million, respectively. Sales in the power generation market decreased primarily due to lower domestic and international aftermarket sales of $20 million as well as the timing of production on the China Direct AP1000 program. Lower demand in the general industrial market for industrial vehicle products, industrial valve products, and surface treatment services resulted in sales decreases of $32 million, $15 million, and $13 million, respectively.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019
Cash provided by (used in):
Operating activities	$(52,209)	$40,386
Investing activities	(108,916)	(74,773)
Financing activities	(51,942)	(26,712)
Effect of exchange-rate changes on cash	(22,583)	1,377
Net decrease in cash and cash equivalents	(235,650)	(59,722)

Net cash used in operating activities increased $93 million from the prior year period, primarily due to a voluntary pension contribution of $150 million as well as higher inventory in the current period. This increase was partially offset by a reduction in receivables during the current period.

Net cash used in investing activities increased $34 million from the comparable prior year period primarily due to higher cash used for acquisitions in the current period. The Corporation acquired two businesses during the six months ended June 30, 2020 for approximately $90 million, inclusive of $82 million cash paid plus an $8 million holdback for potential indemnification claims against the seller. The Corporation acquired one business during the six months ended June 30, 2019 for approximately $50 million.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.3% and 3.4% for the three and six months ended June 30, 2020, respectively, and 3.7% for both the three and six months ended June 30, 2019. The Corporation’s average debt outstanding was $890 million and $842 million for the three and six months ended June 30, 2020, respectively, and $750 million for both the three and six months ended June 30, 2019.

In May 2020, we announced the pricing of a private placement debt offering of $300 million for senior notes, consisting of $150 million 3.10% notes due in August 2030 and $150 million 3.20% notes due in August 2032. We expect to use the net proceeds from the offering for general corporate purposes, which may include reducing outstanding indebtedness under our revolving credit facility, possible future acquisitions, or funding internal growth initiatives. The offering is expected to close no later than August 13, 2020, subject to customary closing conditions.

Revolving Credit Agreement

As of June 30, 2020, the Corporation had outstanding borrowings of $75 million under the 2018 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $22 million in letters of credit supported by the credit

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

facility. The unused credit available under the Credit Agreement as of June 30, 2020 was $403 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2020, the Corporation used $125 million of cash to repurchase approximately 1,230,000 outstanding shares under its share repurchase program. During the six months ended June 30, 2019, the Corporation used $25 million of cash to repurchase approximately 220,000 outstanding shares under its share repurchase program.

Dividends

The Corporation made dividend payments of $7 million and $6 million during the six months ended June 30, 2020 and June 30, 2019, respectively.

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

As of June 30, 2020, we had the ability to borrow additional debt of $1.6 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the broad effects of COVID-19 as a result of its negative impact on the financial markets, there have been no material changes in our market risk during the six months ended June 30, 2020.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2019 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2020 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. While we continue to actively monitor the pandemic and take steps to mitigate the risks posed by its spread, there is no guarantee that our efforts will mitigate the adverse impacts of COVID-19 or will be effective.

The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business, including our supply chain and production levels. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to government imposed restrictions at our facilities in Mexico and India. As of June 30, 2020, all of our manufacturing operations have resumed, but we are unable to predict if there will be additional government imposed restrictions on our ability to operate in future periods. Additionally, certain portions of our workforce might not be able to work effectively due to quarantines, government orders and guidance, travel restrictions, and other precautionary measures and restrictions. This could have an adverse effect on the productivity and profitability of such manufacturing facilities, which could in turn adversely impact our business and operations.

We also have experienced and expect to continue to experience unpredictable volatility in demand in our commercial aerospace and general industrial end markets. Several countries, including the United States, have taken steps to restrict air travel, along with many companies, including us, adopting policies which prohibit non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion adversely affects travel behavior. Approximately 17% of our net sales for the year ended December 31, 2019 were derived from sales to commercial aerospace customers. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, have caused reductions in demand for commercial aircraft, which will adversely impact our net sales and operating results and may continue to do so for an extended period of time. In addition, an overall reduction in business activity as a result of the disruption caused by COVID-19 has led to a decrease in sales to the general industrial market, which primarily includes industrial vehicle and industrial valve products. Approximately 23% of our net sales for the year ended December 31, 2019 were derived from sales to the general industrial market. While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by our large commercial aircraft manufacturers and general industrial customers could have a material adverse effect on our business, financial condition, and results of operations.

If the pandemic continues and conditions worsen, we may continue to experience additional adverse impacts on our operational and commercial activities, costs, customer orders, and collections of accounts receivable, which may be material. In addition, we may also incur additional costs to remedy damages caused by business disruptions, performance delays or interruptions, or payment defaults or bankruptcy of our third-party customers and suppliers, any of which could adversely affect our financial condition and results of operations. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact, and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity whereby the impact on our consolidated results of operations, financial position and cash flows could be material.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2020.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	44,825	$93.70	1,144,284	$83,942,976
May 1 - May 31	42,174	94.85	1,186,458	79,942,798
June 1 - June 30	45,306	97.12	1,231,764	75,542,749
For the quarter ended June 30, 2020	132,305	$95.24	1,231,764	$75,542,749

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2020.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2020 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2019 Annual Report on Form 10-K.

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
Dated: August 4, 2020