Form 10-Q
period 2020-09-30
CURTISS WRIGHT CORP
filed 2020-10-29
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

or

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

Common Stock, par value $1.00 per share: 41,502,026 shares (as of September 30, 2020).

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales
Product sales	$493,398	$516,760	$1,457,772	$1,520,612
Service sales	78,216	98,120	265,120	311,578
Total net sales	571,614	614,880	1,722,892	1,832,190
Cost of sales
Cost of product sales	305,921	331,793	945,886	986,475
Cost of service sales	52,872	57,011	177,580	192,722
Total cost of sales	358,793	388,804	1,123,466	1,179,197
Gross profit	212,821	226,076	599,426	652,993
Research and development expenses	17,587	18,362	54,163	54,503
Selling expenses	24,869	28,133	81,650	90,303
General and administrative expenses	77,251	74,012	230,515	224,888
Restructuring expenses	8,541	—	20,730	—
Operating income	84,573	105,569	212,368	283,299
Interest expense	9,055	7,951	25,059	23,183
Other income, net	5,417	6,355	6,844	17,704
Earnings before income taxes	80,935	103,973	194,153	277,820
Provision for income taxes	(16,315)	(21,463)	(46,754)	(59,645)
Net earnings	$64,620	$82,510	$147,399	$218,175

Net earnings per share:
Basic earnings per share	$1.56	$1.93	$3.52	$5.10
Diluted earnings per share	$1.55	$1.92	$3.49	$5.07

Dividends per share	0.17	0.17	0.51	0.49

Weighted-average shares outstanding:
Basic	41,545	42,709	41,926	42,755
Diluted	41,797	42,995	42,190	43,025

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings	$64,620	$82,510	$147,399	$218,175
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$28,229	$(24,734)	$2,139	$(15,952)
Pension and postretirement adjustments, net of tax (2)	3,561	1,311	12,244	4,743
Other comprehensive income (loss), net of tax	31,790	(23,423)	14,383	(11,209)
Comprehensive income	$96,410	$59,087	$161,782	$206,966

(1) The tax benefit included in other comprehensive income for foreign currency translation adjustments for the three and nine months ended September 30, 2020 was $0.6 million and $1.0 million, respectively. The tax benefit included in other comprehensive loss for foreign currency translation adjustments for both the three and nine months ended September 30, 2019 was $0.6 million.

(2) The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2020 was $1.3 million and $4.0 million, respectively. The tax expense included in other comprehensive income for pension and postretirement adjustments for the three and nine months ended September 30, 2019 was $0.4 million and $1.5 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$426,821	$391,033
Receivables, net	634,944	632,194
Inventories, net	460,585	424,835
Other current assets	58,403	81,729
Total current assets	1,580,753	1,529,791
Property, plant, and equipment, net	379,859	385,593
Goodwill	1,207,881	1,166,680
Other intangible assets, net	476,864	479,907
Operating lease right-of-use assets, net	152,987	165,490
Prepaid pension asset	131,631	—
Other assets	29,805	36,800
Total assets	$3,959,780	$3,764,261
Liabilities
Current liabilities:
Accounts payable	158,020	222,000
Accrued expenses	136,965	164,744
Income taxes payable	5,711	7,670
Deferred revenue	267,504	276,115
Other current liabilities	97,634	74,202
Total current liabilities	665,834	744,731
Long-term debt	1,058,707	760,639
Deferred tax liabilities, net	94,720	80,159
Accrued pension and other postretirement benefit costs	91,745	138,635
Long-term operating lease liability	133,476	145,124
Long-term portion of environmental reserves	15,269	15,026
Other liabilities	100,566	105,575
Total liabilities	2,160,317	1,989,889
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 49,187,378 shares issued as of September 30, 2020 and December 31, 2019; outstanding shares were 41,502,026 as of September 30, 2020 and 42,680,215 as of December 31, 2019	49,187	49,187
Additional paid in capital	121,797	116,070
Retained earnings	2,623,289	2,497,111
Accumulated other comprehensive loss	(310,891)	(325,274)
Common treasury stock, at cost (7,685,352 shares as of September 30, 2020 and 6,507,163 shares as of December 31, 2019)	(683,919)	(562,722)
Total stockholders’ equity	1,799,463	1,774,372
Total liabilities and stockholders’ equity	$3,959,780	$3,764,261

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$147,399	$218,175
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	84,769	76,998
Gain on fixed asset disposals	(370)	(6,295)
Deferred income taxes	4,258	652
Share-based compensation	11,777	11,262
Foreign exchange loss on substantial liquidation of subsidiary	9,498	—
Non-cash restructuring charges	10,254	—
Change in operating assets and liabilities, net of businesses acquired and divested:
Receivables, net	1,987	(44,788)
Inventories, net	(33,322)	(8,587)
Progress payments	(3,036)	(4,955)
Accounts payable and accrued expenses	(90,944)	(86,900)
Deferred revenue	(8,841)	18,750
Income taxes	9,409	2,676
Pension and postretirement benefits, net	(150,674)	(928)
Other current and long-term assets and liabilities	11,620	(17,045)
Net cash provided by operating activities	3,784	159,015
Cash flows from investing activities:
Proceeds from sales and disposals of long lived assets	2,476	10,099
Acquisition of intangible assets	—	(157)
Additions to property, plant, and equipment	(36,341)	(49,919)
Acquisition of businesses, net of cash acquired	(82,053)	(50,075)
Net cash used for investing activities	(115,918)	(90,052)
Cash flows from financing activities:
Borrowings under revolving credit facility	389,398	35,387
Payments of revolving credit facility	(389,398)	(35,550)
Borrowings of debt	300,000	—
Repurchases of common stock	(137,155)	(37,864)
Proceeds from share-based compensation	9,908	10,943
Dividends paid	(14,160)	(13,683)
Other	(648)	(600)
Net cash provided by (used for) financing activities	157,945	(41,367)
Effect of exchange-rate changes on cash	(10,023)	(5,950)
Net increase in cash and cash equivalents	35,788	21,646
Cash and cash equivalents at beginning of period	391,033	276,066
Cash and cash equivalents at end of period	$426,821	$297,712
Supplemental disclosure of non-cash activities:
Capital expenditures incurred but not yet paid	$1,668	$88
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	147,399	—	—
Other comprehensive income, net of tax	—	—	—	14,383	—
Dividends declared	—	—	(21,221)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Stock options exercised	—	(1,364)	—	—	11,272
Share-based compensation	—	11,723	—	—	54
Repurchase of common stock	—	—	—	—	(137,155)
Other	—	(517)	—	—	517
September 30, 2020	$49,187	$121,797	$2,623,289	$(310,891)	$(683,919)

	For the three months ended September 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2020	$49,187	$118,467	$2,565,727	$(342,681)	$(677,405)
Net earnings	—	—	64,620	—	—
Other comprehensive income, net of tax	—	—	—	31,790	—
Dividends declared	—	—	(7,058)	—	—
Stock options exercised	—	(1,470)	—	—	6,191
Share-based compensation	—	4,800	—	—	(163)
Repurchase of common stock	—	—	—	—	(12,542)
September 30, 2020	$49,187	$121,797	$2,623,289	$(310,891)	$(683,919)

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete on contracts using the over-time revenue recognition accounting method, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2020 and 2019, there were no significant changes in estimated contract costs.

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

Recent accounting pronouncements adopted

ASU 2016-13 -Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. On January 1, 2020, the Company adopted ASU 2016-13 -Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU added a current expected credit loss impairment model to U.S. GAAP based on expected losses rather than incurred losses. As the Corporation is not subject to material trade credit risk given that a significant portion of its sales are generated from contracts with agencies of or prime contractors to the U.S. Government, the adoption of this standard did not result in any impact to its allowance for doubtful accounts balance as of January 1, 2020. As a result of adoption, the Corporation utilizes current and historical collection data as well as assess current economic conditions in order to determine expected trade credit losses on a prospective basis.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Point-in-time revenue is recognized at the point in time in which control is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Over-time	50%	47%	52%	48%
Point-in-time	50%	53%	48%	52%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of September 30, 2020, of which the Corporation expects to recognize approximately 90% as net sales over the next 12-36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market & Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Defense
Aerospace	$121,987	$110,742	$333,120	$293,955
Ground	20,519	22,231	63,205	69,383
Naval	165,524	143,430	496,157	424,371
Total Defense Customers	$308,030	$276,403	$892,482	$787,709

Commercial
Aerospace	$70,943	$109,015	$242,708	$320,237
Power Generation	80,509	88,543	241,059	278,194
General Industrial	112,132	140,919	346,643	446,050
Total Commercial Customers	$263,584	$338,477	$830,410	$1,044,481

Total	$571,614	$614,880	$1,722,892	$1,832,190

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2020 included in the contract liabilities balance as of January 1, 2020 was approximately $37 million and $197 million, respectively. Revenue recognized during the three and nine months ended September 30, 2019 included in the contract liabilities balance as of January 1, 2019 was approximately $26 million and $159 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2020, the Corporation acquired two businesses for an aggregate purchase price of $90 million, which are described in more detail below. During the nine months ended September 30, 2019, the Corporation acquired one business for an aggregate purchase price of $50 million, which is described in more detail below.

The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2020 includes $12 million of total net sales and $1 million of net losses from the Corporation's 2020 acquisitions. The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2019 includes $8 million of total net sales and immaterial net earnings from the Corporation's 2019 acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine months ended September 30, 2020 and 2019.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	2020	2019
Accounts receivable	$3,204	$2,300
Inventory	10,233	322
Property, plant, and equipment	1,332	648
Other current and non-current assets	188	479
Intangible assets	39,384	26,000
Operating lease right-of-use assets, net	1,992	1,393
Current and non-current liabilities	(10,590)	(3,252)
Net tangible and intangible assets	45,743	27,890
Goodwill	43,912	22,185
Total purchase price	$89,655	$50,075

Cash paid to date, net of cash acquired	$82,053	$50,075
Due to seller	7,602	—
Total purchase price	$89,655	$50,075

Goodwill deductible for tax purposes	$38,519	$22,635

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	September 30, 2020	December 31, 2019
Billed receivables:
Trade and other receivables	$386,098	$418,968
Less: Allowance for doubtful accounts	(8,755)	(8,733)
Net billed receivables	377,343	410,235
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	264,807	231,067
Less: Progress payments applied	(7,206)	(9,108)
Net unbilled receivables	257,601	221,959
Receivables, net	$634,944	$632,194

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

The composition of inventories is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$177,729	$153,876
Work-in-process	100,710	100,359
Finished goods	130,942	108,329
Inventoried costs related to U.S. Government and other long-term contracts (1)	58,630	70,414
Inventories, net of reserves	468,011	432,978
Less: Progress payments applied	(7,426)	(8,143)
Inventories, net	$460,585	$424,835

(1) As of September 30, 2020 and December 31, 2019, this caption also includes capitalized contract development costs of $30.9 million and $39.1 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced and sold under contract. As of September 30, 2020 and December 31, 2019, capitalized development costs of $16.1 million and $23.7 million, respectively, are not currently supported by existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2019	$431,082	$526,955	$208,643	$1,166,680
Acquisitions	29,233	14,679	—	43,912
Adjustments	—	(1,386)	—	(1,386)
Foreign currency translation adjustment	(372)	(536)	(417)	(1,325)
September 30, 2020	$459,943	$539,712	$208,226	$1,207,881

7.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2020			December 31, 2019
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$265,241	$(150,363)	$114,878	$257,676	$(140,390)	$117,286
Customer related intangibles	463,186	(239,688)	223,498	434,492	(215,855)	218,637
Programs (1)	144,000	(18,000)	126,000	144,000	(12,600)	131,400
Other intangible assets	46,267	(33,779)	12,488	43,729	(31,145)	12,584
Total	$918,694	$(441,830)	$476,864	$879,897	$(399,990)	$479,907

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the nine months ended September 30, 2020, the Corporation acquired intangible assets of $39.4 million. The Corporation acquired Customer-related intangibles of $28.9 million, Technology of $8.1 million, and Other intangible assets of $2.4 million, which have weighted average amortization periods of 19.4 years, 15.0 years, and 7.5 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2020 was $43.3 million, as compared to $33.9 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2020 through 2024 is $58 million, $48 million, $45 million, $42 million, and $38 million, respectively.

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

Effects on Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

For the three and nine months ended September 30, 2020 and 2019, the gains or (losses) recognized in income on forward exchange derivative contracts not designated for hedge accounting were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Derivatives not designated as hedging instrument	2020	2019	2020	2019
Forward exchange contracts:
General and administrative expenses	$1,730	$(1,823)	$(5,702)	$(392)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2020.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	100,000	102,447	100,000	102,079
3.70% Senior notes due 2023	202,500	211,571	202,500	207,882
3.85% Senior notes due 2025	90,000	97,021	90,000	93,838
4.24% Senior notes due 2026	200,000	223,547	200,000	213,126
4.05% Senior notes due 2028	67,500	75,258	67,500	71,260
4.11% Senior notes due 2028	90,000	100,825	90,000	95,607
3.10% Senior notes due 2030	150,000	155,387	—	—
3.20% Senior notes due 2032	150,000	154,622	—	—
Total debt	1,050,000	1,120,678	750,000	783,792
Debt issuance costs, net	(1,180)	(1,180)	(594)	(594)
Unamortized interest rate swap proceeds	9,887	9,887	11,233	11,233
Total debt, net	$1,058,707	$1,129,385	$760,639	$794,431

On August 13, 2020, the Corporation issued $300 million Senior Notes (the “2020 Notes”), consisting of $150 million 3.10% Senior Notes that mature on August 13, 2030 and $150 million 3.20% Senior Notes that mature on August 13, 2032. The 2020 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2020 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2019 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and nine months ended September 30, 2020 and 2019 were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Service cost	$6,285	$6,096	$19,507	$17,747
Interest cost	5,772	7,045	17,888	21,788
Expected return on plan assets	(16,602)	(14,645)	(50,394)	(44,411)
Amortization of prior service cost	178	170	36	29
Amortization of unrecognized actuarial loss	5,539	1,557	17,038	6,741
Net periodic pension cost	$1,172	$223	$4,075	$1,894

During the nine months ended September 30, 2020, the Corporation made a $150 million voluntary contribution to the Curtiss-Wright Pension Plan. The Corporation does not expect to make any further contributions to the Curtiss-Wright Pension Plan in 2020. Contributions to the foreign benefit plans are not expected to be material in 2020.

Defined Contribution Retirement Plan

Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation’s sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2020, the expense relating to the plan was $4.5 million and $14.8 million, respectively. During the three and nine months ended September 30, 2019, the expense relating to the plan was $4.2 million and $13.8 million, respectively. The Corporation made $16.5 million in contributions to the plan during the nine months ended September 30, 2020, and expects to make total contributions of $18.3 million in 2020.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Basic weighted-average shares outstanding	41,545	42,709	41,926	42,755
Dilutive effect of stock options and deferred stock compensation	252	286	264	270
Diluted weighted-average shares outstanding	41,797	42,995	42,190	43,025

For the three and nine months ended September 30, 2020 and 2019, there were no anti-dilutive equity-based awards.

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
Net sales and operating income by reportable segment were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net sales
Commercial/Industrial	$222,734	$279,064	$701,048	$842,373
Defense	180,355	160,445	516,531	452,983
Power	168,976	176,162	506,664	539,616
Less: Intersegment revenues	(451)	(791)	(1,351)	(2,782)
Total consolidated	$571,614	$614,880	$1,722,892	$1,832,190

Operating income (expense)
Commercial/Industrial	$24,838	$43,641	$74,191	$130,222
Defense	41,550	40,241	98,126	93,580
Power	25,962	28,776	67,843	86,140
Corporate and eliminations (1)	(7,777)	(7,089)	(27,792)	(26,643)
Total consolidated	$84,573	$105,569	$212,368	$283,299

(1) Corporate and eliminations includes service costs related to pension and other postretirement benefits, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Total operating income	$84,573	$105,569	$212,368	$283,299
Interest expense	9,055	7,951	25,059	23,183
Other income, net	5,417	6,355	6,844	17,704
Earnings before income taxes	$80,935	$103,973	$194,153	$277,820

(In thousands)	September 30, 2020	December 31, 2019
Identifiable assets
Commercial/Industrial	$1,391,570	$1,363,592
Defense	1,242,648	1,209,706
Power	875,745	885,727
Corporate and Other	449,817	305,236
Total consolidated	$3,959,780	$3,764,261

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2018	$(147,148)	$(141,299)	$(288,447)
Other comprehensive income (loss) before reclassifications	18,447	(35,212)	(16,765)
Amounts reclassified from accumulated other comprehensive loss	—	6,195	6,195
Net current period other comprehensive loss	18,447	(29,017)	(10,570)
Cumulative effect from adoption of ASU 2018-02	$(1,318)	$(24,939)	$(26,257)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive income (loss) before reclassifications	2,139	(339)	1,800
Amounts reclassified from accumulated other comprehensive income	—	12,583	12,583
Net current period other comprehensive income	2,139	12,244	14,383
September 30, 2020	$(127,880)	$(183,011)	$(310,891)

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the Condensed Consolidated Statement of Earnings
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$457	Other income, net
Amortization of actuarial losses	(17,034)	Other income, net
	(16,577)	Earnings before income taxes
	3,994	Provision for income taxes
Total reclassifications	$(12,583)	Net earnings

13.           CONTINGENCIES AND COMMITMENTS

In the ordinary course of business, the Corporation and its subsidiaries are subject to various pending claims, lawsuits, and contingent liabilities. The Corporation does not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition, results of operations, and cash flows.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2020 and December 31, 2019, there were $21.9 million and $32.6 million of stand-by letters of credit outstanding, respectively, and $6.6 million and $10.8 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AP1000 Program

The Electro-Mechanical Division, which is within the Corporation’s Power segment, is the reactor coolant pump (RCP) supplier for the Westinghouse AP1000 nuclear power plants under construction in China and the United States.  The terms of the AP1000 China and United States contracts include liquidated damage penalty provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. On October 10, 2013, the Corporation received a letter from Westinghouse stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from Westinghouse of approximately $25 million. The Corporation would be liable for liquidated damages under the contract if certain contractual delivery dates were not met and if the Corporation was deemed responsible for the delay. As of September 30, 2020, the Corporation has not met certain contractual delivery dates under its AP1000 China and U.S. contracts; however there are significant uncertainties as to which parties are responsible for the delays. The Corporation believes it has adequate legal defenses and intends to vigorously defend this matter. Given the uncertainties surrounding the responsibility for the delays, no accrual has been made for this matter as of September 30, 2020.  As of September 30, 2020, the range of possible loss is $0 to $31 million for the AP1000 U.S. contract, for a total range of possible loss of $0 to $55.5 million.

14. RESTRUCTURING COSTS

During the three and nine months ended September 30, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which include workforce reductions and consolidation of facilities, resulted in $11 million and $29 million of pre-tax charges for the three and nine months ended September 30, 2020. Pre-tax restructuring charges for the year ending December 31, 2020 are expected to be $35 million. The Company anticipates that these actions, which are expected to be substantially completed by the end of 2020, will result in total cost savings of approximately $40 million annually.

The following tables summarize the respective accrual balances related to these restructuring activities:

In thousands	Restructuring Accrual as of December 31, 2019	Provision	Cash Payments	Restructuring Accrual as of September 30, 2020
Commercial/Industrial
Severance	$—	$9,028	$(3,939)	$5,089
Facility closure and other exit costs	—	2,496	(2,147)	349
Total Commercial/Industrial	$—	$11,524	$(6,086)	$5,438
Defense
Severance	$—	$3,015	$(2,576)	$439
Facility closure and other exit costs	—	41	(41)	—
Total Defense	$—	$3,056	$(2,617)	$439
Power
Severance	$—	$3,001	$(1,263)	$1,738
Facility closure and other exit costs	—	710	(710)	—
Total Power	$—	$3,711	$(1,973)	$1,738
Consolidated
Severance	$—	$15,044	$(7,778)	$7,266
Facility closure and other exit costs	—	3,247	(2,898)	349
Total consolidated	$—	$18,291	$(10,676)	$7,615

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total pre-tax restructuring charges is as follows:

	Affected line item in the Condensed Consolidated Statement of Earnings
		Three Months Ended	Nine Months Ended
(In thousands)		September 30, 2020	September 30, 2020
Inventory write-downs	Cost of product sales	$2,625	$7,815

Severance, facility closure, and other exit costs	Restructuring expenses	7,690	18,291
Property, plant, and equipment & operating lease right of use asset impairments	Restructuring expenses	851	2,439
		$8,541	$20,730
Total restructuring charges	Earnings before income taxes	$11,166	$28,545

There were no such comparable charges for the three and nine months ended September 30, 2019.

15. SUBSEQUENT EVENTS

On September 24, 2020, the Corporation entered into an agreement to acquire the stock of Pacific Star Communications, Inc. (PacStar) for $400 million. PacStar is a provider of tactical communications solutions for battlefield network management. For the year ending December 31, 2020, PacStar is expected to generate sales in excess of $120 million. The transaction is anticipated to close in the fourth quarter, and is subject to customary closing conditions. Upon close, the acquired business will operate within the Defense segment.

In October 2020, the Corporation announced that its Board of Directors has authorized an additional $200 million for future share repurchases, increasing total available authorization to $250 million. The Corporation intends to use $50 million of the available authorization for opportunistic share repurchases through the remainder of the year. The Corporation had previously completed a $100 million opportunistic share repurchase program executed in March 2020 and expects to complete its existing $50 million 10b5-1 share repurchase program authorized for 2020 by the end of the year.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Commercial/Industrial, Defense, and Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 51% of our 2020 revenues are expected to be generated from defense-related markets.

COVID-19

COVID-19, which was characterized as a pandemic by the World Health Organization in March 2020, has resulted in significant travel restrictions and disruption of the financial markets, as well as negatively impacted our supply chains and production levels. The pandemic has caused demand in the commercial aerospace and general industrial end markets to be negatively impacted for the foreseeable future, the extent of which is contingent upon future developments. These future developments, which are highly uncertain and unpredictable, include new information concerning the severity and duration of the outbreak as well as impacts to our supply chain, transportation networks, and customers.

The health and safety of our employees has remained our top priority throughout this crisis. The vast majority of our manufacturing facilities have remained operational throughout the pandemic due to the critical nature of both our operations as well as our customers’ operations, with all manufacturing facilities open and operating as of September 30, 2020. We have continued to execute safety measures at all of our facilities to protect the health and safety of our employees and visitors, including increased frequency in cleaning and disinfecting. Additionally, we have implemented rigorous hygiene and social distancing practices, inclusive of mask requirements and staggered shifts. A significant portion of our non-manufacturing employees are currently working remotely in an effort to minimize any potential spread of COVID-19. These working conditions have been designed to allow for the continuation of key business-critical operations, including financial reporting and internal control.

Given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Revolving Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through at least the remainder of the year. In August 2020, we took additional actions to strengthen our financial flexibility through the successful completion of a $300 million private placement debt offering. We will continue to diligently monitor business conditions and consider additional actions, as necessary. However, given the current level of uncertainty regarding potential COVID-19 economic impacts, we are unable to predict whether we will experience increased borrowing costs or other costs of capital which in turn could potentially result in future liquidity issues. See Part II, Item 1A. “Risk Factors” for a detailed description of the risks resulting from the COVID-19 pandemic.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2020. The financial information as of September 30, 2020 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 contained in our Form 10-K.

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

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” excludes the effects of total restructuring charges and foreign currency translation.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales
Commercial/Industrial	$222,527	$278,967	(20%)	$700,543	$841,725	(17%)
Defense	180,321	160,413	12%	516,387	452,688	14%
Power	168,766	175,500	(4%)	505,962	537,777	(6%)
Total sales	$571,614	$614,880	(7%)	$1,722,892	$1,832,190	(6%)

Operating income
Commercial/Industrial	$24,838	$43,641	(43%)	$74,191	$130,222	(43%)
Defense	41,550	40,241	3%	98,126	93,580	5%
Power	25,962	28,776	(10%)	67,843	86,140	(21%)
Corporate and eliminations	(7,777)	(7,089)	(10%)	(27,792)	(26,643)	(4%)
Total operating income	$84,573	$105,569	(20%)	$212,368	$283,299	(25%)

Interest expense	9,055	7,951	14%	25,059	23,183	8%
Other income, net	5,417	6,355	(15%)	6,844	17,704	(61%)

Earnings before income taxes	80,935	103,973	(22%)	194,153	277,820	(30%)
Provision for income taxes	(16,315)	(21,463)	(24%)	(46,754)	(59,645)	(22%)
Net earnings	$64,620	$82,510	(22%)	$147,399	$218,175	(32%)

Total restructuring charges	$11,166	$—	NM	$28,545	$—	NM

New orders	$558,899	$646,608	(14%)	$1,748,949	$1,994,115	(12%)

NM - Not meaningful

Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(10%)	(11%)	(9%)	(16%)
Acquisitions	3%	1%	3%	—%
Restructuring	—%	(10%)	—%	(10%)
Foreign currency	—%	—%	—%	1%
Total	(7%)	(20%)	(6%)	(25%)

Sales in the third quarter decreased $43 million, or 7%, to $572 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Power segments decreased $56 million and $7 million, respectively, with sales from the Defense segment increasing $20 million.

Sales during the nine months ended September 30, 2020 decreased $109 million, or 6%, to $1,723 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Power segments decreased $141 million and $32 million, respectively, with sales from the Defense segment increasing $64 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter decreased $21 million, or 20%, to $85 million, and operating margin decreased 240 basis points to 14.8% compared with the same period in 2019. Operating income during the nine months ended September 30, 2020 decreased $71 million, or 25%, to $212 million and operating margin decreased 320 basis points to 12.3%, compared with the same period in 2019. The decreases in operating income and operating margin for each of the respective periods were primarily due to unfavorable overhead absorption on lower sales in the Commercial/Industrial segment as well as costs associated with our restructuring activities across all segments. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives, which were recognized across all segments.

Non-segment operating expense in the third quarter and nine months ended September 30, 2020 increased $1 million, or 10%, to $8 million, and $1 million, or 4%, to $28 million, respectively, from the comparable prior year periods. These increases were primarily due to higher corporate costs.

Interest expense in the third quarter and nine months ended September 30, 2020 increased $1 million, or 14%, to $9 million and $2 million, or 8%, to $25 million, respectively, primarily due to the issuance of $300 million Senior Notes during the third quarter as well as the impact of borrowings under our revolving credit facility.

Other income, net in the third quarter of $5 million was essentially flat against the comparable prior year period. During the nine months ended September 30, 2020, other income, net decreased $11 million, or 61%, to $7 million, primarily due to the recognition of accumulated foreign currency translation losses of $10 million related to the substantial liquidation of our Norwegian subsidiary.

The effective tax rate of 20.2% in the third quarter decreased compared to an effective tax rate of 20.6% in the prior year period. This decrease was primarily due to additional withholding tax expense recognized during the prior year period. The effective tax rate of 24.1% for the nine months ended September 30, 2020 increased as compared to an effective tax rate of 21.5% in the prior year period. This increase was primarily driven by the recognition of accumulated foreign currency translation losses related to the substantial liquidation of our Norwegian subsidiary, which are not deductible for tax purposes, as well as additional tax expense associated with the establishment of a valuation allowance against certain foreign deferred tax assets.

Comprehensive income in the third quarter was $96 million, compared to comprehensive income of $59 million in the prior year period. The change was primarily due to the following:

•Net earnings decreased $18 million, primarily due to lower operating income.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

•Foreign currency translation adjustments in the third quarter resulted in a $28 million comprehensive gain, compared to a $25 million comprehensive loss in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.

Comprehensive income for the nine months ended September 30, 2020 was $162 million, compared to comprehensive income of $207 million in the prior year period. The change was primarily due to the following:

•Net earnings decreased $71 million, primarily due to lower operating income and lower other income, net.
•Foreign currency translation adjustments for the nine months ended September 30, 2020 resulted in a $2 million comprehensive gain, compared to a $16 million comprehensive loss in the prior period.

New orders decreased $88 million during the third quarter from the comparable prior year period, primarily due to a decline in new orders for sensors and controls equipment as well as lower demand for surface treatment services in the Commercial/Industrial segment. These decreases were partially offset by the timing of aerospace defense and naval defense orders in the Defense segment.

New orders decreased $245 million during the nine months ended September 30, 2020 from the comparable prior year period, primarily due to a decline in new orders for sensors and controls equipment as well as industrial vehicle and industrial valve products in the Commercial/Industrial segment. In the Power segment, new orders were negatively impacted by the timing of naval defense orders. These decreases were partially offset by the timing of aerospace defense and naval defense orders in the Defense segment.

RESULTS BY BUSINESS SEGMENT

Commercial/Industrial

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders within the Commercial/Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales	$222,527	$278,967	(20%)	$700,543	$841,725	(17%)
Operating income	24,838	43,641	(43%)	74,191	130,222	(43%)
Operating margin	11.2%	15.6%	(440 bps)	10.6%	15.5%	(490 bps)
Total restructuring charges	$6,666	$—	NM	14,034	$—	NM
New orders	$205,006	$352,886	(42%)	$603,630	$899,061	(33%)
NM - Not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(22%)	(28%)	(18%)	(33%)
Acquisitions	1%	—%	1%	—%
Restructuring	—%	(15%)	—%	(11%)
Foreign currency	1%	—%	—%	1%
Total	(20%)	(43%)	(17%)	(43%)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Commercial/Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power generation markets.

Sales in the third quarter decreased $56 million, or 20%, to $223 million from the prior year period, primarily due to lower sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales decreased $36 million, primarily due to lower sales of actuation and sensors equipment as well as surface treatment services. Sales in the general industrial market decreased $27 million, primarily due to lower demand for industrial vehicle, industrial valve, and industrial control products. These decreases were partially offset by higher sales in the aerospace defense market, primarily due to higher demand for actuation and sensors equipment on the F-35 fighter jet program.

Sales during the nine months ended September 30, 2020 decreased $141 million, or 17%, to $701 million from the prior year period, primarily due to lower sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales decreased $66 million, primarily due to lower sales of actuation and sensors equipment as well as surface treatment services. Sales in the general industrial market decreased $95 million, primarily due to lower demand for industrial vehicle, industrial valve, and industrial control products as well as surface treatment services. These decreases were partially offset by higher sales of $13 million in the aerospace defense market, primarily due to higher demand for actuation systems on the F-35 fighter jet program.

Operating income in the third quarter decreased $19 million, or 43%, to $25 million from the prior year period, and operating margin decreased 440 basis points to 11.2%. Operating income during the nine months ended September 30, 2020 decreased $56 million, or 43%, to $74 million from the prior year period, and operating margin decreased 490 basis points to 10.6%. The decreases in operating income and operating margin for each of the respective periods were primarily due to unfavorable overhead absorption on lower sales in the general industrial and commercial aerospace markets as well as costs associated with our restructuring activities. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives.

New orders in the third quarter decreased $148 million from the comparable prior year period, primarily due to a decline in new orders for sensors and controls equipment as well as lower demand for surface treatment services. New orders during the nine months ended September 30, 2020 decreased $295 million from the comparable prior year period, primarily due to a decline in new orders for sensors and controls equipment as well as industrial vehicle and industrial valve products.

Defense

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders within the Defense segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales	$180,321	$160,413	12%	$516,387	$452,688	14%
Operating income	41,550	40,241	3%	98,126	93,580	5%
Operating margin	23.0%	25.1%	(210 bps)	19.0%	20.7%	(170 bps)
Total restructuring charges	$609	$—	NM	3,056	—	NM
New orders	$159,387	$103,400	54%	$599,717	$494,510	21%
NM - Not meaningful

Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	3%	2%	5%	6%
Acquisitions	8%	2%	9%	—%
Restructuring	—%	(1%)	—%	(2%)
Foreign currency	1%	—%	—%	1%
Total	12%	3%	14%	5%

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

Sales in the third quarter increased $20 million, or 12%, to $180 million from the prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. Sales in the naval defense market increased $18 million, primarily due to the incremental impact of our 901D acquisition, which contributed sales of $11 million. Excluding the impact of 901D, the naval defense market benefited from the timing of production on various submarine and aircraft carrier programs. In the aerospace defense market, sales increased $7 million primarily due to higher demand for embedded computing equipment on various unmanned aerial vehicle (UAV) platforms.

Sales during the nine months ended September 30, 2020 increased $64 million, or 14%, to $516 million from the prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. Sales in the naval defense market increased $66 million, primarily due to the incremental impact of our 901D acquisition, which contributed sales of $35 million. Excluding the impact of 901D, the naval defense market benefited from higher demand for valves and embedded computing equipment on the Virginia-class submarine platform, which resulted in higher sales of $24 million. In the aerospace defense market, sales increased $26 million, primarily due to higher demand for embedded computing equipment on various fighter jet and UAV platforms. These increases were partially offset by lower sales of $11 million in the commercial aerospace market, primarily due to lower demand for flight test instrumentation equipment. Sales in the ground defense market decreased $7 million primarily due to lower demand on various domestic and international tank platforms.

Operating income in the third quarter increased $1 million, or 3%, to $42 million compared to the prior year period, while operating margin decreased 210 basis points from the prior year period to 23.0%. Operating income during the nine months ended September 30, 2020 increased $5 million, or 5%, to $98 million, while operating margin decreased 170 basis points from the prior year period to 19.0%. In the third quarter as well as during the nine months ended September 30, 2020, favorable overhead absorption on higher sales as well as the benefits of our ongoing margin improvement initiatives were partially offset by costs associated with our restructuring activities as well as first year purchase accounting costs from our 901D acquisition.

New orders in the third quarter increased $56 million from the comparable prior year period, primarily due to the timing of aerospace defense and naval defense orders.

New orders during the nine months ended September 30, 2020 increased $105 million from the comparable prior year period, primarily due to the timing of aerospace defense and naval defense orders. New orders also benefited from higher demand for embedded computing equipment in the commercial aerospace market.

Power

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders within the Power segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Sales	$168,766	$175,500	(4%)	$505,962	$537,777	(6%)
Operating income	25,962	28,776	(10%)	67,843	86,140	(21%)
Operating margin	15.4%	16.4%	(100 bps)	13.4%	16.0%	(260 bps)
Total restructuring charges	$3,891	$—	NM	$11,455	$—	NM
New orders	$194,506	$190,322	2%	$545,602	$600,544	(9%)
NM - Not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020 vs. 2019		2020 vs. 2019
	Sales	Operating Income	Sales	Operating Income
Organic	(4%)	3%	(6%)	(8%)
Acquisitions	—%	—%	—%	—%
Restructuring	—%	(13%)	—%	(13%)
Foreign currency	—%	—%	—%	—%
Total	(4%)	(10%)	(6%)	(21%)

Sales in the Power segment are primarily to the power generation and naval defense markets.

Sales in the third quarter decreased $7 million, or 4%, to $169 million from the prior year period, primarily due to lower sales of $6 million in the power generation market. This decrease was primarily due to lower domestic and international aftermarket sales, partially offset by higher sales on the AP1000 China Direct program.

Sales during the nine months ended September 30, 2020 decreased $32 million, or 6%, to $506 million from the prior year period, primarily due to lower sales of $28 million in the power generation market. This decrease was primarily due to lower domestic and international aftermarket sales of $22 million.

Operating income in the third quarter decreased $3 million, or 10%, to $26 million, and operating margin decreased 100 basis points from the prior year period to 15.4%. The decreases in operating income and operating margin were primarily due to costs associated with our restructuring activities, partially offset by the benefits of our ongoing margin improvement initiatives.

Operating income during the nine months ended September 30, 2020 decreased $18 million, or 21%, to $68 million, and operating margin decreased 260 basis points from the prior year period to 13.4%. The decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales in the power generation market, costs associated with our restructuring activities, and transition costs associated with our DRG facility in South Carolina. These decreases were partially offset by the benefits of our ongoing margin improvement initiatives.

New orders during the third quarter and nine months ended September 30, 2020 increased $4 million and decreased $55 million, respectively, from the comparable prior year periods, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market. End market sales help provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market & Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2020	2019	% change	2020	2019	% change
Defense markets:
Aerospace	$121,987	$110,742	10%	$333,120	$293,955	13%
Ground	20,519	22,231	(8%)	63,205	69,383	(9%)
Naval	165,524	143,430	15%	496,157	424,371	17%
Total Defense	$308,030	$276,403	11%	$892,482	$787,709	13%

Commercial markets:
Aerospace	$70,943	$109,015	(35%)	$242,708	$320,237	(24%)
Power Generation	80,509	88,543	(9%)	241,059	278,194	(13%)
General Industrial	112,132	140,919	(20%)	346,643	446,050	(22%)
Total Commercial	$263,584	$338,477	(22%)	$830,410	$1,044,481	(20%)

Total Curtiss-Wright	$571,614	$614,880	(7%)	$1,722,892	$1,832,190	(6%)

Defense markets
Sales in the third quarter increased $32 million, or 11%, to $308 million against the comparable prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market primarily benefited from the impact of our 901D acquisition, which contributed incremental sales of $11 million. Excluding the impact of 901D, the naval defense market benefited from higher aircraft carrier program revenues. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various fighter jet and UAV platforms.

Sales during the nine months ended September 30, 2020 increased $105 million, or 13%, to $892 million, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market benefited from the impact of our 901D acquisition, which contributed incremental sales of $35 million. Excluding the impact of 901D, the naval defense market benefited from higher sales of $28 million on the Virginia-class and Columbia-class submarine programs. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment supporting UAVs, which resulted in a sales increase of $16 million, as well as higher sales of $13 million on the F-35 fighter jet program.

Commercial markets
Sales in the third quarter decreased $75 million, or 22%, to $264 million due to lower sales across all segments. In the commercial aerospace market, we experienced lower demand for actuation and sensors equipment as well as surface treatment services. Sales in the power generation market decreased primarily due to lower sales of domestic and international aftermarket products. The general industrial market was negatively impacted by lower demand for industrial valve, industrial vehicle, and industrial control products.

Sales during the nine months ended September 30, 2020 decreased $214 million, or 20%, to $830 million due to lower sales across all markets. In the commercial aerospace market, we experienced lower demand for actuation and sensors equipment as well as surface treatment services, which resulted in sales decreases of $49 million and $20 million, respectively. Sales in the power generation market decreased primarily due to lower domestic and international aftermarket sales of $30 million. Lower demand in the general industrial market for industrial vehicle, industrial valve, and industrial control products resulted in sales decreases of $40 million, $26 million, and $14 million, respectively. Sales in the general industrial market were also negatively impacted by lower demand for surface treatment services, which resulted in a sales decrease of $16 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

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

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Cash provided by (used for):
Operating activities	$3,784	$159,015
Investing activities	(115,918)	(90,052)
Financing activities	157,945	(41,367)
Effect of exchange-rate changes on cash	(10,023)	(5,950)
Net increase in cash and cash equivalents	35,788	21,646

Net cash provided by operating activities decreased $155 million from the prior year period, primarily due to a voluntary pension contribution of $150 million as well as higher inventory and timing of advanced cash receipts in the current period. These decreases were partially offset by a reduction in receivables during the current period.

Investing Activities

Acquisitions

The Corporation acquired two businesses during the nine months ended September 30, 2020 for approximately $90 million, inclusive of $82 million cash paid plus an $8 million holdback for potential indemnification claims against the seller. The Corporation acquired one business during the nine months ended September 30, 2019 for approximately $50 million.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2020 and September 30, 2019 were $36 million and $50 million, respectively. The decrease in capital expenditures was primarily due to additional investment related to the new DRG facility during the prior year period.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.3% and 3.4% for the three and nine months ended September 30, 2020, respectively. The Corporation’s debt outstanding had an average interest rate of 3.6% and 3.7% for the three and nine months ended September 30, 2019, respectively. The Corporation’s average debt outstanding was $939 million and $875 million for the three and nine months ended September 30, 2020, respectively, and $750 million for both the three and nine months ended September 30, 2019.

In August 2020, we issued $300 million Senior Notes, consisting of $150 million 3.10% Senior Notes that mature on August 13, 2030 and $150 million 3.20% Senior Notes that mature on August 13, 2032. We expect to use the net proceeds from the offering for general corporate purposes, which may include reducing outstanding indebtedness under our revolving credit facility, possible future acquisitions, or funding internal growth initiatives.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Revolving Credit Agreement

As of September 30, 2020, the Corporation had no outstanding borrowings under the 2018 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $22 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of September 30, 2020 was $478 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2020, the Corporation used $137 million of cash to repurchase approximately 1,366,000 outstanding shares under its share repurchase program. During the nine months ended September 30, 2019, the Corporation used $38 million of cash to repurchase approximately 322,000 outstanding shares under its share repurchase program.

Dividends

The Corporation made dividend payments of $14 million during both the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

As of September 30, 2020, we had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the broad effects of COVID-19 as a result of its negative impact on the financial markets, there have been no material changes in our market risk during the nine months ended September 30, 2020.  Information regarding market risk and market risk management policies is more fully described in item “7A.Quantitative and Qualitative Disclosures about Market Risk” of our 2019 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business, including our supply chain and production levels. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to government imposed restrictions at our facilities in Mexico and India. As of September 30, 2020, all of our manufacturing operations have resumed, but we are unable to predict if there will be additional government imposed restrictions on our ability to operate in future periods. Additionally, certain portions of our workforce might not be able to work effectively due to quarantines, government orders and guidance, travel restrictions, and other precautionary measures and restrictions. This could have an adverse effect on the productivity and profitability of such manufacturing facilities, which could in turn adversely impact our business and operations.

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

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2020.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	49,383	$89.10	1,281,147	$71,142,791
August 1 - August 31	41,514	101.18	1,322,661	66,942,555
September 1 - September 30	43,025	97.62	1,365,686	62,742,269
For the quarter ended September 30, 2020	133,922	$95.58	1,365,686	$62,742,269

In October 2020, the Corporation announced that its Board of Directors has authorized an additional $200 million for future share repurchases, increasing total available authorization to $250 million. The Corporation intends to use $50 million of the available authorization for opportunistic share repurchases through the remainder of the year. The Corporation had previously completed a $100 million opportunistic share repurchase program executed in March 2020 and expects to complete its existing $50 million 10b5-1 share repurchase program authorized for 2020 by the end of the year.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2020.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2020 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2019 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

10.1	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020

10.2	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020

31.1	Certification of David C. Adams, Chairman and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of David C. Adams, Chairman and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer
Dated: October 29, 2020