Form 10-K
period 2020-12-31
CURTISS WRIGHT CORP
filed 2021-02-25
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2020 was approximately $3.3 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2021:

Class	Number of shares

Common stock, par value $1 per share	40,938,180

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2021 Annual Meeting of Stockholders to be held on May 6, 2021 are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from COVID-19, including the impacts to supply and demand, and measures taken by governments and private industry in response, (d) the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance, and (e) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation and its subsidiaries (we, the Corporation, or the Company) is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the defense, general industrial, power generation, and commercial aerospace markets. We were formed in 1929 by the merger of companies founded by the Wright brothers and Glenn Curtiss, who were aviation pioneers. We are incorporated under the laws of the State of Delaware and headquartered in Davidson, North Carolina. Our common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol CW.

We expect that the diversification and breadth of our portfolio should improve our competitive positions in our core markets, mitigate the impact of business cycle or economic volatility, and allow us to drive growth in new products and markets. We seek to leverage and build upon our critical mass to expand our global manufacturing capabilities, sales channels, and customer relationships. We strive for consistent sales growth, operating margin expansion, diluted earnings per share growth and free cash flow generation, while maintaining a disciplined capital deployment strategy in order to drive long-term shareholder value.

We are well positioned on high-performance platforms and critical applications that require our technical sophistication and benefit from decades of engineering expertise. Our technologies are relied upon to improve safety, operating efficiency, and reliability, while meeting performance requirements in the most demanding environments. Our ability to provide these advanced technologies on a cost-effective basis is fundamental to our strategy to drive increased value to our customers. We compete globally, primarily based on technology and pricing.

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

Commercial / Industrial

Sales in the Commercial/Industrial segment are primarily to the general industrial and commercial aerospace markets and, to a lesser extent, the defense and power generation markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: (i.) industrial and specialty vehicle products, such as electronic throttle control devices, joysticks, and transmission shifters, (ii.) sensors, controls, and electro-mechanical actuation components used on commercial aircraft, (iii.) severe-service valves to the industrial market, and (iv.) surface technology services, such as shot peening, laser peening, and engineered coatings. Certain industrial businesses within our Commercial/Industrial segment are impacted primarily by general economic conditions, which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial vehicles, oil and gas, medical, and transportation industries. The commercial aerospace business is impacted by OEM production rates of new aircraft, while the defense business is impacted by government funding and spending on new programs, primarily driven by the U.S. Government. As commercial industrial businesses, production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and power generation markets. The defense businesses in this segment provide a diversified offering of products including: Commercial Off-the-Shelf (COTS) embedded computing board-level modules, data acquisition and flight test instrumentation equipment, integrated subsystems, valves, instrumentation and control systems, tactical communications solutions for battlefield network management, and electronic stabilization products. The defense businesses within our Defense segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government. Our products typically support government entities in the aerospace defense, ground defense, and naval defense industries. As a result, we have varying degrees of content on fighter jets, helicopters, unmanned aerial vehicles (UAVs), ground vehicle platforms, and nuclear and non-nuclear surface ships and submarines. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market, and severe-service valves to the power generation market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Power

Sales in the Power segment are primarily to the naval defense and commercial nuclear power generation markets. For the defense markets, we provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, steam turbines, valves, and secondary propulsion systems, primarily to the U.S. Navy. We also provide ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets through three service centers. The defense businesses in this segment are impacted by government funding and spending on shipbuilding programs, primarily driven by the U.S. Government. For the commercial markets, we provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including hardware, pumps, fastening systems, specialized containment doors, airlock hatches, and spent fuel management products supporting the continued performance, safety and modernization of operating reactors. We also provide Reactor Coolant Pumps (RCPs) and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Westinghouse AP1000 reactor design. The businesses are dependent upon the need for ongoing maintenance, repair and overhaul of existing operating power plants, principally to U.S. customers, as well as the construction of new power plants globally. The businesses in this segment typically market and distribute products through regulated or government contracting channels.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2020, 2019, and 2018, our foreign operations as a percentage of pre-tax earnings were 28%, 31%, and 39%, respectively, with 2020 adjusted to reflect the add-back of a $33 million impairment loss associated with our industrial valves business in Germany.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 53%, 43%, and 40% of total net sales during 2020, 2019, and 2018, respectively.

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

Customers

We have hundreds of customers in the various industries that we serve. No commercial customer accounted for more than 10% of our total net sales during 2020, 2019, or 2018.

Approximately 47% of our total net sales for 2020, 38% for 2019, and 34% for 2018 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including both direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Commercial/Industrial	$164,583	$146,263	$123,938
Defense	576,948	439,754	408,880
Power	377,787	350,688	282,182
Total U.S. Government sales	$1,119,318	$936,705	$815,000

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

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
David C. Adams	Executive Chairman	Executive Chairman of the Board of Directors since January 1, 2021. Prior to this, he served as Chairman and Chief Executive Officer of the Corporation from January 1, 2015 until his resignation from that position on January 1, 2021. He served as President and Chief Executive Officer of the Corporation from August 2013. He also served as President and Chief Operating Officer of the Corporation from October 2012 and as Co-Chief Operating Officer of the Corporation from November 2008. He has been a Director of the Corporation since August 2013.	66	2005
Lynn M. Bamford	President and Chief Executive Officer	President and Chief Executive Officer of the Corporation since January 1, 2021. Prior to this, she served as President of the Defense and Power segments of the Corporation from January 2020. She also served as Senior Vice President and General Manager of the Company’s Defense Solutions and Nuclear divisions from 2018, and Senior Vice President and General Manager of the Company’s Defense Solutions division from 2013. She has held various leadership positions in the Corporation since 2004. She has been a Director of the Corporation since January 1, 2021.	57	2021
Thomas P. Quinly	Vice President and Chief Operating Officer	Vice President of the Corporation since November 2010 and Chief Operating Officer of the Corporation since October 2013. Prior to this, he served as President of Curtiss-Wright Controls, Inc. from November 2008. Effective March 1, 2020, Mr. Quinly took a personal leave of absence, which is expected to last until his planned retirement on April 1, 2021.	62	2010
K. Christopher Farkas	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of the Corporation since May 2020. Prior to this, he served as Vice President of Finance from December 2017 and served as Vice President and Corporate Controller of the Corporation from September 2014. He also served as Assistant Corporate Controller of the Corporation from May 2009.	52	2014
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President-Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	53	2011
Gary A. Ogilby	Vice President and Corporate Controller	Vice President and Controller of the Corporation since May 2020. Prior to this, he served as Vice President of Finance and Administration of the Company’s Surface Technologies division from November 2016. He also served as Assistant Corporate Controller of the Corporation from 2014.	39	2020
Robert F. Freda	Vice President and Treasurer	Vice President and Treasurer of the Corporation since January 2021. Prior to this, he served as Assistant Corporate Controller of the Corporation from June 2017 and also served as Director of Finance from September 2006.	53	2021

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission (SEC). The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through the Investor Relations section of our website at www.curtisswright.com as soon as reasonably practicable after we electronically file.

Human Capital

At the end of 2020, we had approximately 8,200 employees in more than 20 countries, 7% of which are represented by labor unions and covered by collective bargaining agreements.

Set forth below are some of the key aspects of Curtiss-Wright’s human capital strategy:

Compensation Programs and Employee Benefits

Our success as an organization is ultimately dependent upon the success of our employees. As a result, we have made significant investments in order to attract, develop, and retain talented personnel, inclusive of competitive pay, share-based compensation, benefits, training, and professional development opportunities. Notable programs offered include the following:

•Employer 401(k) matching contributions;
•Employee Stock Purchase Plan;
•Employer-sponsored health insurance; and
•Training and professional development

In addition to the above, we also offer equity compensation plans to certain employees through the issuance of performance share units, restricted stock units, and cash-based performance units. Our equity compensation plans ultimately act as a key lever for rewarding and retaining key employees, while also aligning the interests of our key employees and external shareholders. See Note 16 to the Consolidated Financial Statements for more information regarding our share-based compensation plans.

Diversity and Inclusion

Curtiss-Wright believes in an inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire and innovate. We do business in more than 20 countries, and our employees operate across cultures, functions, language barriers, and time zones to solve the technical and logistical challenges presented by its worldwide customer base. To foster a more diverse and inclusive culture, Curtiss-Wright is focused on (1) promoting a culture of diversity and inclusion that leverages the talents of all employees, and (2) implementing practices that attract, recruit, and retain diverse top talent.

Health and Safety

The health and safety of our employees is a top priority for the Corporation. At the corporate level, we track total recordable rate (TRR) and days away, restriction and transfer rate (DART) for all sites worldwide. For the year ended December 31, 2020, our TRR and DART rates were 0.98 and 0.65, respectively.

In response to the COVID-19 pandemic, we continue to execute safety measures at all of our facilities to protect the health and safety of our employees and visitors. We have implemented rigorous hygiene and social distancing practices, inclusive of mask requirements and staggered shifts. Additionally, a significant portion of our non-manufacturing employees are currently working remotely in an effort to minimize any potential spread of COVID-19. These working conditions have been designed to allow for the continuation of key business-critical operations and controls.

Ethics and Integrity

Curtiss-Wright is deeply committed to ensuring that all of its employees conduct business with the highest levels of ethics and integrity. In order to enhance understanding of and compliance with the Corporation’s code of conduct, all employees are required to complete a training program annually which details ethical business practices. In addition, the Corporation maintains an ethics-related hotline through which employees can report any accounting or auditing concerns. The hotline facilitates the communication of ethical concerns, and serves as the vehicle through which employees may communicate with the Audit Committee of the Board of Directors confidentially and anonymously.

Item 1A. Risk Factors.

We have summarized the known, material risks to our business below. Our business, financial condition, and results of operations and cash flows could be materially and adversely impacted if any of these risks materialize. Additional risk factors not currently known to us or that we believe are immaterial may also impair our business, financial condition, and results of operations and cash flows, and require significant management time and attention. In addition to the risks and uncertainties set forth in section below entitled “Risks Related to the Coronavirus (COVID-19) Pandemic," many of the risks and uncertainties set forth in the other risk factors are exacerbated by the COVID-19 pandemic, corresponding government and business responses, and any further resulting decline in the global business and economic environment, and may be impacted by the extent and speed of the global economic recovery. The risk factors below should be considered together with information included elsewhere in this Annual Report on Form 10-K as well as other required filings by us to the Securities Exchange Commission, such as our Form 10-Q’s, Form 8-K’s, proxy statements for our annual shareholder meetings, and subsequent amendments, if any.

RISKS RELATED TO THE CORONAVIRUS (COVID-19) PANDEMIC

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

The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business, including our supply chain and production levels. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations due to government-imposed restrictions at our facilities in Mexico and India. As of December 31, 2020, all of our manufacturing operations have resumed, but we are unable to predict if there will be additional government-imposed restrictions on our ability to operate in future periods. Additionally, certain portions of our workforce might not be able to work effectively due to quarantines, government orders and guidance, travel restrictions, and other precautionary measures and restrictions. This could have an adverse effect on the productivity and profitability of such manufacturing facilities, which could in turn adversely impact our business and operations.

We also have experienced and expect to continue to experience unpredictable volatility in demand in our commercial aerospace and general industrial end markets. Several countries, including the United States, have taken steps to restrict air travel, along with many companies, including us, adopting policies which prohibit non-essential business travel by their employees. Even in the absence of formal restrictions and prohibitions, contagious illness and fear of contagion adversely affects travel behavior. Approximately 14% of our net sales for the year ended December 31, 2020 were derived from sales to commercial aerospace customers. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, have caused reductions in demand for commercial aircraft, which will adversely impact our net sales and operating results and may continue to do so for an extended period of time. In addition, an overall reduction in business activity as a result of the disruption caused by COVID-19 has led to a decrease in sales to our general industrial market, which primarily includes industrial vehicle and industrial valve products. Approximately 20% of our net sales for the year ended December 31, 2020 were derived from sales to our general industrial market. While we are unable to predict the magnitude of such impact at this time, the loss of, or significant reduction in, purchases by our large commercial aircraft manufacturers and general industrial customers could have a material adverse effect on our business, financial condition, and results of operations.

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

RISKS RELATED TO OUR OPERATIONS

Intrusion on our systems could damage our business.

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. The COVID-19 pandemic has caused us to modify our business practices, including requiring many of our office-based associates to work from home. As a result, we are increasingly dependent upon our information systems to operate our business. Our ability to effectively manage our business depends on the security, reliability, and adequacy of our information systems. In addition, various privacy and securities laws require us to manage and protect sensitive and confidential information, including personal data of our employees, from disclosure. For example, the European Union's General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, and similar disruptions from unauthorized tampering with our computer systems. We continue to review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions, but in the future, it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information or cause disruptions in our services. While we carry cyber insurance, we still may be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. For example, the terms of the Electro-Mechanical Division's AP1000 China and AP1000 U.S. contracts with Westinghouse Electric Company (WEC) include liquidated damage penalty provisions for failure to meet contractual delivery dates if we caused the delay and the delay was not excusable. On October 10, 2013, we received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract of approximately $25 million. To date, we have not met certain contractual delivery dates under our AP1000 U.S. and China contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delays. In January 2021, we agreed to participate in formal non-binding mediation with WEC. We believe that the ultimate resolution of these matters will not have a material impact on our consolidated financial statements. However, as of December 31, 2020, the range of possible loss for these matters is $0 to $55.5 million.

Our earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing.

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. Our supply chain has been and may continue to be impacted by the COVID-19 pandemic. We depend on these subcontractors and suppliers to meet their contractual obligations in full compliance with customer requirements. Nonperformance or underperformance by subcontractors and suppliers could materially impact our ability to perform obligations to our customers, which could result in a customer terminating our contract for default, expose us to liability, and substantially impair our ability to compete for future contracts and orders. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted. In addition, our supply networks can sometimes experience price fluctuations. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers are unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher raw materials costs through price increases on a timely basis.

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

RISKS RELATED TO OUR STRATEGY

Implementing our acquisition strategy involves risks, and our failure to successfully implement this strategy could have a material adverse effect on our business.

As part of our capital allocation strategy, we aim to grow our business by selectively pursuing acquisitions to supplement our organic growth. We are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for several reasons, including:

•Encountering difficulties identifying and executing acquisitions;

•Increased competition for targets, which may increase acquisition costs;

•Consolidation in our industry, reducing the number of acquisition targets;

•Competition laws and regulations preventing us from making certain acquisitions; and

•Acquisition financing not being available on acceptable terms, or at all.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition, which could be exacerbated by the impact of the COVID-19 pandemic. For example, with any past or future acquisition, there is the possibility that:

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

Virtually all products produced and sold by us are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to: identify emerging technological trends in our current and target markets; develop and manufacture competitive products, systems, and services; enhance our offerings by adding technological innovations that differentiate our products, systems, and services from those of our competitors; and develop, manufacture, and bring those products, systems, and service to market quickly at cost-effective prices.

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

RISKS RELATED TO MARKET CONDITIONS

A substantial portion of our revenues and earnings depends upon the continued willingness of the U.S. Government and other customers in the defense industry to buy our products and services.

In 2020, approximately 47% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA) was signed into law, which raised the BCA budget caps for both defense and non-defense spending in 2020 and 2021. The BBA also temporarily suspends the public debt limit through July 31, 2021. However, the BCA remains in place, extended through 2029. Absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from fiscal 2022 through fiscal 2029. As a result of this uncertainty, a decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. In the event that one or more of our programs are reduced, delayed, or terminated for which we provide products and services and are not offset by revenues from foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

A downturn in the aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers are cyclical in nature and can be adversely affected by a number of factors, including current and future passenger traffic levels, increasing fuel and labor costs, intense price competition, the retirement of older aircraft, regulatory changes, outbreak of infectious disease such as the COVID-19 pandemic, terrorist attacks, general economic conditions, worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside our control. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have contractually committed to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2020 was $2.2 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The timing of backlog may be impacted by project delays. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. We believe that these risks are heightened due to the global economic impact of the COVID-19 pandemic. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

As a U.S. Government contractor, we are subject to numerous procurement rules and regulations.

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

We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), sanctions programs implemented by the Office of Foreign Assets Control of the U.S. Department of Treasury, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the anti-boycott provisions of the U.S. Export Administration Act. Because the COVID-19 pandemic has so negatively impacted local economies, government intervention has increased, which in turn can create elevated risk and opportunity for corruption. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot guarantee that our operations will always comply with these laws and regulations. From time to time, we may file voluntary disclosure reports with the U.S. Department of State, the Department of Energy, and the Department of Commerce regarding certain violations of U.S. export control laws and regulations discovered by us in the course of our business activities, employee training, or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has had a material adverse impact on our financial condition or ability to export. Our failure, or failure by our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

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

We are subject to liability under environmental and health and safety laws and regulations.

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites, whether or not the waste was disposed of legally at the time in question. We are currently addressing environmental remediation at certain current and former facilities, and we have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and to establish reserves in our financial statements for future costs deemed probable and estimable. Although we have estimated and reserved for future environmental remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position. We are also subject to worker health and safety requirements as well as various state and local public health laws, rules, regulations and orders related to COVID-19, including mask and social distancing requirements. While we are in compliance with government health and safety regulations related to COVID-19, the cost of complying, or failing to comply, with these regulations could have an adverse effect on our operating results.

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

RISKS RELATED TO FINANCIAL MATTERS

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

During 2020, approximately 26% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability, the uncertainty of the ability of non-U.S. customers to finance purchases, restrictive trade policies, changes in the local labor-relations climate, economic conditions in local markets, health concerns, and complying with foreign regulatory and tax requirements that are subject to change. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the British Pound, Euro, and Canadian dollar. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our cash flows and financial condition.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations. and payroll tax matters. The CARES Act is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections. Any or all of these could impact our business unfavorably. Additionally, tax rates in various jurisdictions in which we operate or sell into may increase as a means of funding the significant cost of governmental stimulus measures enacted to assist and protect individuals and businesses impacted by the COVID-19 pandemic. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws or changes in tax rates may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Furthermore, the amount of income taxes paid by us is subject to examination by U.S. federal, state, and local tax authorities and by non-U.S. tax authorities. We regularly assess the likelihood of an adverse outcome resulting from such examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of any such examinations. If the ultimate determination of our taxes owed were for an amount in excess of amounts reserved, our operating results, cash flows, and financial condition could be materially and adversely affected.

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

As of December 31, 2020, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2,065 million, which represented approximately 51% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. For example, if the financial performance of such business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2020, we had $1,058 million of debt outstanding. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt; reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

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

GENERAL RISKS

Our future growth and continued success is dependent upon our key personnel.

Our success is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management and technical personnel. We face competition for management and qualified technical personnel from other companies and organizations. Additionally, it is particularly difficult to hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure that we are recruiting and hiring high-quality employees. Further, the uncertainty created by the COVID-19 pandemic makes it less likely that potential candidates will be willing to leave a stable job to explore a new opportunity. Therefore, we may not be able to retain our existing management and technical personnel or fill new management or technical positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives. As some of our key executives approach retirement age, we have made a concerted effort to reduce the effect of the loss of our senior management personnel through management succession planning. However, we may be required to devote significant time and resources to identify and integrate key new personnel should key management losses occur earlier than anticipated. The loss of members of our senior management and qualified technical personnel could have a material adverse effect on our business.

Our business, financial condition, and results of operations could be materially adversely affected if the United States were to withdraw from or materially modify certain international trade agreements, or if tariffs or other restrictions on the foreign-sourced goods that we sell were to increase.

A significant portion of our business activities are conducted in foreign countries, including Mexico and Canada. Our business benefits from free trade agreements such as the North American Free Trade Agreement (NAFTA) and also relies on various U.S. corporate tax provisions related to international commerce as we build, market, and sell our products globally. The U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate certain existing trade agreements and treaties with foreign governments. On November 30, 2018, the U.S. reached an agreement with Canada and Mexico on the United States-Mexico-Canada Trade Agreement (USMCA), which replaced NAFTA. The USMCA was ratified by all three countries and became effective on July 1, 2020. The USMCA maintains duty-free access for most products and leaves most key provisions of the NAFTA agreement largely intact. Although we have determined that there have been no immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada, and thus, these may have an adverse and material impact on our operations and financial growth.

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the United States and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. Some of our products are included in these tariffs. Despite the execution of the trade deal between the U.S. and China in January 2020, tariffs in some cases will remain in place, albeit at a lower rate. All of this could lead to increased costs and diminished sales opportunities in the U.S. and China markets. Media and political reactions in the affected countries could potentially exacerbate the impact on our operations in those countries. The imposition of new or increased tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. If the U.S. government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business.

Global economic conditions may adversely affect our business, operating results and financial condition.

Although we currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity, global macroeconomic uncertainty, including the economic downturn caused by the COVID-19 pandemic, the ongoing trade disputes between the United States and China, the United Kingdom’s withdrawal from the European Union, and uncertainty regarding the stability of global credit and financial markets could affect our ability to fund our operations. In addition, certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of a global economic downturn could have an adverse impact on our results of operations and financial condition.

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

Future terror attacks, war, natural disasters, pandemic diseases (including the COVID-19 pandemic), or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war, natural disasters such as hurricanes, floods, tornadoes, pandemic diseases such as COVID-19, or other events such as strikes by the workforce of a significant customer or supplier. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our products could adversely affect our operating results and financial condition.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Davidson, North Carolina. As of December 31, 2020, we had 157 facilities worldwide, including four corporate and shared-services facilities. Approximately 79% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 21% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	12	2	4	18
Europe	10	—	—	10
Total	22	2	4	28

Leased Facilities Location	Commercial/ Industrial	Defense	Power	Total
North America	49	17	21	87
Europe	20	6	—	26
Asia	11	1	—	12
Total	80	24	21	125
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW. As of January 1, 2021, we had approximately 3,000 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2020 and 2019, the Company paid quarterly dividends as follows:

	2020	2019
Common Stock
First Quarter	$0.17	$0.15
Second Quarter	0.17	0.17
Third Quarter	0.17	0.17
Fourth Quarter	0.17	0.17

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2020, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	419,940	(a)	$109.42	2,153,964	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(a)Consists of 381,905 shares issuable upon exercise of outstanding options and vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, and 38,035 shares issuable under the Employee Stock Purchase Plans.
(b)Consists of 1,385,136 shares available for future option grants under the 2014 Omnibus Incentive Plan, and 768,828 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2020.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	46,521	$94.59	1,412,207	$258,341,872
November 1 – November 30	535,376	100.86	1,947,583	204,342,164
December 1 – December 31	36,293	115.80	1,983,876	200,139,452
For the quarter ended December 31	618,190	$101.27	1,983,876	$200,139,452

In October 2020, the Corporation announced that its Board of Directors has authorized an additional $200 million for future share repurchases. The Corporation plans to repurchase at least $50 million of its common stock via a 10b5-1 program during the 2021 calendar year.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.
PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index and the S&P MidCap 400 Index. The graph assumes an investment of $100 on December 31, 2015 and the reinvestment of all dividends paid during the following five fiscal years.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

250
200
150
100
50
2015
2016
2017
2018
2019
2020
Curtiss-Wright Corp
S&P MidCap 400 Index
Russell 2000

Company / Index	2015	2016	2017	2018	2019	2020
Curtiss-Wright Corp	100	144.45	179.93	151.53	210.17	174.80
S&P MidCap 400 Index	100	120.74	140.35	124.80	157.49	179.00
Russell 2000	100	121.31	139.08	123.76	155.35	186.36

Item 6. Selected Financial Data.

The following table presents our selected financial data from continuing operations. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

	CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands, except per share data)	2020	2019	2018	2017	2016

Net sales	$2,391,336	$2,487,961	$2,411,835	$2,271,026	$2,108,931
Earnings from continuing operations	201,392	307,583	275,749	214,891	189,382
Total assets	4,021,334	3,764,261	3,255,385	3,236,321	3,037,781
Total debt, net	1,058,292	760,639	762,556	814,139	966,298
Earnings per share from continuing operations:
Basic	$4.83	$7.20	$6.28	$4.86	$4.27
Diluted	$4.80	$7.15	$6.22	$4.80	$4.20
Cash dividends per share	$0.68	$0.66	$0.60	$0.56	$0.52

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

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Curtiss-Wright Corporation is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, general industrial, and power generation markets. Many of Curtiss-Wright’s industrial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, which resulted in significant travel restrictions and disruption of the financial markets, as well as negatively impacted our supply chains and production levels. The pandemic has caused demand in the commercial aerospace and general industrial end markets to be negatively impacted for the foreseeable future, the extent of which is contingent upon future developments. These future developments, which are highly uncertain and unpredictable, include new information concerning the severity and duration of the outbreak as well as impacts to our supply chain, transportation networks, and customers.

In the last decade, the U.S. economy, as measured by real gross domestic product (GDP), has slowly improved, aided by decreased levels of unemployment, improvements in the housing market, and a low interest rate environment. Initial expectations for 2020 implied a slight contraction from 2019’s U.S. GDP growth rate of 2.2%, primarily due to the impact of U.S./China trade tensions and ongoing concerns about global recessionary conditions. However, due to the impact of the COVID-19 pandemic, 2020 U.S. GDP is now expected to show a decline of 3.5%. Looking ahead to 2021, economists expect growth in the broader U.S. economy to rebound, with current estimates for U.S. GDP ranging from 4% to more than 6% growth.

Meanwhile, the global environment, which is typically influenced by international trade, economic conditions, and geopolitical uncertainty, has been greatly impacted by the pandemic. According to the International Monetary Fund’s World Economic Outlook - 2020, global GDP in world economies, which was originally forecasted to grow approximately 3%, is now expected to decline 4.4% in 2020, but rebound and grow 5.2% in 2021. Looking ahead to the next few years, we remain cautiously optimistic that our economically-sensitive commercial and industrial markets will improve based upon a return to normalized global growth conditions.

Defense

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on critical high-performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations is attributed to the United States market, and characterized by long-term programs and contracts driven primarily by the Department of Defense (DoD) budgets and funding levels.

The U.S. Defense budget serves as a leading indicator of our growth in the defense market. Following across-the-board sequestration mandated by the BCA, defense spending and related supplemental budgets bottomed in 2015. However, growth has stabilized in recent years. In early 2018, Congress signed a bill to provide relief against the spending caps associated with the BCA. In addition, the Fiscal Year 2019 Defense Appropriations Bill, signed in September 2018, was the first to be signed into law on time in over a decade. More recently, the two-year, Bipartisan Budget Act signed in August 2019 brought an improved sense of security to federal agencies, essentially cancelling the prior two years of the BCA and its sequestration caps, while setting solid topline spending figures for 2020 and 2021 in excess of $700 billion. In early 2021, the Fiscal Year 2021 budget was authorized at $696 billion, slightly ahead of the Fiscal Year 2020 budget. Looking ahead, in conjunction with the President’s budget request, the DoD submitted its plan, which is referred to as the Future Years Defense Program (FYDP). The FYDP reflects the DoD’s expectations about its programs and costs over the next five years, which presently indicates that total budget funding would be relatively flat.

We derive revenue from the naval defense, aerospace defense, and ground defense markets. In the naval defense market, we expect continued solid funding for U.S. shipbuilding programs, particularly as it relates to production on the Ford class aircraft carrier, as well as Columbia class and Virginia class submarines. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In addition, through our service centers, we are a critical provider of ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), electronic warfare, unmanned systems, and communications programs. As a leading supplier of COTS and COTS+ solutions, we continue to demonstrate that electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight, and Power considerations. We are also a leading designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems. In the ground defense market, we are a leading supplier of advanced tactical communications solutions for battlefield network management, including commercial off-the-shelf (COTS)-based rugged, small form factor communications systems, and integrated network communications management software. The modernization of the existing U.S. ground vehicle fleet is expected to recover slowly, while international demand should remain solid, particularly for our electronics stabilization systems.

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

Passenger travel and freight logistics, along with the demand for and delivery of new aircraft, are the key drivers in the commercial aerospace market. Over the past decade, there was an extended production up-cycle for the commercial aerospace market, which was driven by increases in production by Boeing and Airbus on both legacy and new aircraft, particularly narrow-body aircraft. Additionally, sustained low oil prices contributed to increased passenger growth, as declining fuel prices led to cheaper airfares for consumers. In 2020, the onset of the COVID-19 pandemic abruptly halted the industry’s growth as fewer and fewer passengers traveled, and business operations were disrupted globally, stunting the production of new aircraft as well as the maintenance of existing aircraft. Current travel restrictions, as well as changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic, will likely be driven by the availability and implementation of vaccines.

According to the International Air Transport Association, air travel demand based on passenger growth fell sharply in 2020, well below typical growth rates, but is expected to recover in 2021 and 2022, assuming vaccinations proceed at current projections. Longer term, the IATA projects an average annual growth rate of passenger travel of 3.7% over the next 20 years.

While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates, the timing of our order placement, and continued partnering with aerospace original equipment manufacturers. In 2020, we enacted certain restructuring actions by exiting the build-to-print actuation product line supporting the Boeing 737 MAX program to ensure our long-term positioning and profitability as it applies to the Company’s commercial aerospace exposure.

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

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all electric power produced in the United States, with 94 reactors operating across 56 nuclear power plants in 28 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, requirements for planned outages, plant life extensions (from the end of their original 40-year operating lives to 60-year and now 80-year lives), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances, such as digitalization, that further enable plant modernization.

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

Longer term, there are several factors driving global commercial nuclear power demand, especially in developing countries with growing populations but limited power supply such as China and India, which will require increased capacity. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of orders remains uncertain.

We also play an important role in the new build market for the Generation III+ Westinghouse AP1000 reactor design, for which we are a supplier of RCPs and also expect to supply a variety of ancillary plant products and services. Domestically, two new build reactors remain under construction in Georgia utilizing the AP1000 design. On a global basis, nuclear plant construction is active. Currently, there are approximately 53 new reactors under construction across 19 countries, with approximately 98 planned and 326 proposed over the next several decades according to the World Nuclear Organization. In particular, China intends to expand its nuclear power capabilities significantly through the construction of new nuclear power plants over the next few decades, led by the successful start-up and operation of the first two AP1000 plants (four reactors) in late 2018 and early 2019, which are the first Generation III+ reactors in operation worldwide. We continue to expect to play a role in new build nuclear plant construction with our largest opportunities for large scale reactors in China and India, and worldwide through future construction of advanced and small modular reactors.

Our future success in this industry will be led by new order activity for our vast array of nuclear technologies due to ongoing maintenance and upgrade requirements on operating nuclear plants, a renewed interest in products to aid safety and extend the reliability of existing reactors, and the continued emphasis on global nuclear power construction.

General Industrial

Revenue derived from our widely diversified offering to the general industrial market consists of electronic sensors and control systems, critical-function valves and valve systems, and surface treatment services. We supply our products and services to OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, agriculture, construction, automotive, chemical, and oil and gas industries. Our performance in these markets is typically sensitive to the performance of the U.S. and global economies, with changes in global GDP rates and industrial production driving our sales, particularly for our surface treatment services.

One of the key drivers within our general industrial market is our electronic sensors and controls systems products serving the on-and-off highway, medical mobility, and specialty vehicles markets. Notable products include electronic throttle controls, shift controls, joysticks, power management systems, and traction control systems. Increased industry demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface (HMI) technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency, as well as electrification and the industrial Internet of Things, are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete HMI components towards a more integrated vehicle interface architecture. Meanwhile, our surface treatment services, which include shot and laser peening, engineered coatings, and analytical testing services, are used to increase the safety, reliability, and longevity of components operating in harsh environments. Sales are primarily driven by global demand from general industrial customers.

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

RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Corporation for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018, is contained in our 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2020	2019	2020 vs. 2019

Sales:
Commercial/Industrial	$949,762	$1,137,818	(17)%
Defense	733,856	625,940	17%
Power	707,718	724,203	(2)%
Total sales	$2,391,336	$2,487,961	(4)%

Operating income:
Commercial/Industrial	$81,581	$179,637	(55)%
Defense	140,406	137,286	2%
Power	104,626	122,139	(14)%
Corporate and eliminations	(37,765)	(35,109)	(8)%
Total operating income	$288,848	$403,953	(28)%

Interest expense	35,545	31,347	13%
Other income, net	9,748	23,856	(59)%

Earnings before income taxes	263,051	396,462	(34)%
Provision for income taxes	(61,659)	(88,879)	(31)%
Net earnings	$201,392	$307,583	(35)%

Impairment of assets held for sale	$33,043	$—	NM
Total restructuring charges	$42,725	$—	NM

New orders	$2,321,481	$2,579,617	(10)%
Backlog	$2,163,750	$2,166,764	—%

NM - Not meaningful

Components of sales and operating income growth (decrease):

	2020 vs. 2019
	Sales	Operating Income
Organic	(8)%	(10)%
Acquisitions	4%	(1)%
Impairment of assets held for sale	—%	(8)%
Restructuring	—%	(9)%
Foreign currency	—%	—%
Total	(4)%	(28)%

Sales for the year decreased $97 million, or 4%, to $2,391 million, compared with the prior year period. On a segment basis, sales from the Commercial/Industrial and Power segments decreased $188 million and $17 million, respectively, with sales from the Defense segment increasing $108 million. Changes in sales by segment are discussed in further detail in the "Results by Business Segment" section below.

Operating income for the year decreased $115 million, or 28%, to $289 million, and operating margin decreased 410 basis points compared with 2019. The decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales in the Commercial/Industrial segment, an impairment loss of $33 million in the Commercial/Industrial segment due to our industrial valve business in Germany being classified as held for sale during the current period, as well as restructuring costs of $41 million recognized across all segments.

Non-segment operating expense for the year increased $3 million, or 8%, to $38 million, primarily due to higher post-retirement costs and foreign exchange losses.

Interest expense for the year increased $4 million, or 13%, to $36 million, primarily due to the issuance of $300 million Senior Notes in August 2020 as well as the impact of borrowings under our revolving credit facility.

Other income, net for the year decreased $14 million, or 59%, to $10 million, primarily due to the recognition of accumulated foreign currency translation losses of $10 million related to the substantial liquidation of our Norwegian subsidiary.

The effective tax rate of 23.4% for the year ended December 31, 2020, increased as compared to an effective tax rate of 22.4% in the prior year period. This increase was primarily driven by the recognition of accumulated foreign currency translation losses related to the substantial liquidation of our Norwegian subsidiary, which are not deductible for tax purposes, as well as additional tax expense associated with the impairment of goodwill and establishment of a valuation allowance against certain deferred tax assets related to foreign assets that were classified as held for sale during the current period.

New orders decreased $258 million, or 10%, from the prior year period to $2,321 million, primarily due to a pandemic-driven decline in new orders for sensors and controls equipment, industrial vehicle and industrial valve products, and surface treatment services in the Commercial/Industrial segment. In the Power segment, new orders were negatively impacted by lower commercial orders in the power generation market. These decreases were partially offset by the timing of aerospace defense and naval defense orders in the Defense segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2020 were a $27 million loss, compared to a $29 million loss for the prior year period. The losses in both periods were primarily due to increases in the discount rate, partially offset by higher asset returns.

Foreign currency translation adjustments during the year ended December 31, 2020 resulted in a comprehensive gain of $41 million, compared to a comprehensive gain of $18 million in the comparable prior period. The comprehensive gain during the current period was primarily attributed to increases in the Euro and British Pound, with the prior period comprehensive gain primarily attributed to increases in the British Pound and Canadian dollar.

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

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2020	2019		2020 vs. 2019

Sales	$949,762	$1,137,818		(17)%
Operating income	81,581	179,637		(55)%
Operating margin	8.6%	15.8%	(720	bps)
Total restructuring charges(1)	$22,286	$—		NM
New orders	$794,314	$1,165,381		(32)%
Backlog	$318,554	$466,279		(32)%
(1) For the year ended December 31, 2020, such amount includes approximately $1.8 million of non-operating restructuring charges, which have been recorded within other income, net in our Consolidated Statement of Earnings.

Components of sales and operating income growth (decrease):

	2020 vs. 2019
	Sales	Operating Income
Organic	(18)%	(25)%
Acquisitions	1%	(1)%
Impairment of assets held for sale	—%	(18)%
Restructuring	—%	(11)%
Foreign currency	—%	—%
Total	(17)%	(55)%

Sales decreased $188 million, or 17%, to $950 million, from the comparable prior year period, primarily due to the ongoing impact of the COVID-19 pandemic on the commercial aerospace and general industrial markets. In the commercial aerospace market, sales decreased $96 million, primarily due to lower sales of actuation and sensors equipment as well as surface treatment services. Sales in the general industrial market decreased $109 million, primarily due to lower demand for industrial vehicle and industrial valve products, as well as surface treatment services. These decreases were partially offset by higher sales of $14 million in the aerospace defense market, primarily due to higher demand for actuation systems on the F-35 fighter jet program.

Operating income decreased $98 million, or 55%, to $82 million, and operating margin decreased 720 basis points to 8.6%. The decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales in the general industrial and commercial aerospace markets, an impairment loss of $33 million due to our industrial valve business in Germany being classified as held for sale during the current period, as well as costs associated with our restructuring activities.

New orders decreased $371 million as compared to the prior year, primarily due to a pandemic-driven decline in new orders for sensors and controls equipment, industrial vehicle and industrial valve products, and surface treatment services.

Defense

Sales in the Defense segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace and the general industrial markets.

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders, within the

Defense segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2020	2019		2020 vs. 2019

Sales	$733,856	$625,940		17%
Operating income	140,406	137,286		2%
Operating margin	19.1%	21.9%	(280	bps)
Total restructuring charges	$3,190	$—		NM
New orders	$861,506	$682,648		26%
Backlog	$883,921	$699,788		26%

Components of sales and operating income growth (decrease):

	2020 vs. 2019
	Sales	Operating Income
Organic	5%	6%
Acquisitions	12%	(2)%
Restructuring	—%	(3)%
Foreign currency	—%	1%
Total	17%	2%

Sales increased $108 million, or 17%, to $734 million, from the comparable prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. Sales in the naval defense market increased $87 million, primarily due to the incremental impact of our 901D acquisition, which contributed sales of $46 million. Excluding the impact of 901D, the naval defense market benefited from higher demand for valves and embedded computing equipment on the Virginia-class submarine platform, which resulted in higher sales of $32 million. In the aerospace defense market, sales increased $33 million, primarily due to higher demand for embedded computing equipment on various fighter jet and UAV platforms as well as higher foreign military sales. Additionally, sales in the ground defense market increased $12 million, primarily due to the incremental impact of our PacStar acquisition. These increases were partially offset by lower sales of $11 million in the commercial aerospace market, primarily due to lower demand for flight test instrumentation equipment.

Operating income increased $3 million, or 2%, to $140 million compared with the same period in 2019, while operating margin decreased 280 basis points to 19.1%. Favorable overhead absorption on higher sales as well as the benefits of our ongoing margin improvement initiatives were partially offset by costs associated with our restructuring activities as well as first year purchase accounting costs from our acquisitions of 901D and PacStar.

New orders increased $179 million as compared to the prior year, primarily due to the timing of aerospace defense and naval defense orders.

Power

Sales in the Power segment are primarily to the naval defense and power generation markets.

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders, within the Power segment.

	Year Ended December 31,		Percent Change
(In thousands, except percentages)	2020	2019	2020 vs. 2019

Sales	$707,718	$724,203	(2)%
Operating income	104,626	122,139	(14)%
Operating margin	14.8%	16.9%	(210 bps)
Total restructuring charges	$17,249	$—	NM
New orders	$665,661	$731,588	(9)%
Backlog	$961,275	$1,000,697	(4)%

Components of sales and operating income growth (decrease):

	2020 vs. 2019
	Sales	Operating Income
Organic	(2)%	—%
Acquisitions	—%	—%
Restructuring	—%	(14)%
Foreign currency	—%	—%
Total	(2)%	(14)%

Sales decreased $17 million, or 2%, to $708 million, from the comparable prior year period. In the power generation market, sales decreased $46 million, primarily due to COVID-related impacts on domestic and international aftermarket sales, as well as lower AP1000 program revenues. This decrease was partially offset by higher sales of $32 million in the naval defense market, primarily due to the timing of production on the Columbia class submarine and CVN-81 aircraft carrier programs.

Operating income decreased $18 million, or 14%, to $105 million and operating margin decreased 210 basis points to 14.8%. The decreases in operating income and operating margin were primarily due to lower sales volume as well as costs associated with our restructuring activities.

New orders decreased $66 million as compared to the prior year, primarily due to lower commercial orders in the power generation market.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2020	2019	2020 vs. 2019

Defense markets:
Aerospace	$463,835	$416,841	11%
Ground	107,287	93,432	15%
Naval	692,168	568,776	22%
Total Defense	$1,263,290	$1,079,049	17%

Commercial markets:
Aerospace	$325,518	$433,038	(25)%
Power Generation	331,983	392,173	(15)%
General Industrial	470,545	583,701	(19)%
Total Commercial	$1,128,046	$1,408,912	(20)%

Total Curtiss-Wright	$2,391,336	$2,487,961	(4)%

Defense sales increased $184 million, or 17%, to $1,263 million, as compared to the prior year period, primarily due to higher sales in the naval defense and aerospace defense markets. The naval defense market benefited from higher sales of $56 million on the Virginia-class and Columbia-class submarine programs, as well as the impact of our 901D acquisition, which contributed incremental sales of $46 million. Sales in the aerospace defense market increased primarily due to higher foreign military sales of $14 million as well as higher sales of $14 million on the F-35 fighter jet program.

Commercial sales decreased $281 million, or 20%, to $1,128 million, primarily due to the ongoing impact from the COVID-19 pandemic, which resulted in lower sales across all markets. In the commercial aerospace market, we experienced lower demand for actuation and sensors equipment as well as surface treatment services, which resulted in sales decreases of $67 million and $29 million, respectively. Sales in the power generation market decreased primarily due to lower domestic and international aftermarket sales of $37 million. Lower demand in the general industrial market for industrial vehicle, industrial valve, and industrial control products resulted in sales decreases of $41 million, $36 million, and $16 million, respectively. Sales in the general industrial market were also negatively impacted by lower demand for surface treatment services, which resulted in a sales decrease of $17 million.

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

Consolidated Statement of Cash Flows

	Year ended December 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$261,180	$421,404
Investing activities	(532,530)	(240,040)
Financing activities	82,081	(68,145)
Effect of exchange rates	(3,516)	1,748
Net increase (decrease) in cash and cash equivalents	$(192,785)	$114,967

Operating Activities

Cash provided by operating activities decreased $160 million to $261 million from the comparable prior year period, primarily due to a voluntary pension contribution of $150 million as well as the timing of advanced cash receipts in the current period. These decreases were partially offset by a reduction in receivables during the current period.

Investing Activities

Capital Expenditures

Our capital expenditures were $47 million and $70 million for 2020 and 2019, respectively. The decrease is capital expenditures was primarily due to lower capital spending during the current period as well as lower current period investment related to the new DRG facility. For 2021, we anticipate capital expenditures of approximately $50 million to $60 million.

Divestitures

No material divestitures took place during 2020 or 2019.

Acquisitions

In 2020, we acquired three businesses for a total purchase price of $496 million, inclusive of $488 million cash paid plus a holdback of $8 million for potential indemnification claims against the seller. In 2019, we acquired two businesses for a total purchase price of $185 million.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances

On August 13, 2020, the Corporation issued $300 million of Senior Notes (the “2020 Notes”), consisting of $150 million of 3.10% Senior Notes that mature on August 13, 2030 and $150 million of 3.20% Senior Notes that mature on August 13, 2032. There were no debt issuances in 2019.

Revolving Credit Agreement

As of December 31, 2020, the Corporation had no borrowings outstanding under the Revolving Credit Agreement (the Credit Agreement or credit facility) and $21 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2020 was $479 million, which could be borrowed in full without violating any of our debt covenants.

Repurchase of Common Stock

During 2020, the Company repurchased approximately 2.0 million shares of its common stock for $200 million. In 2019, the Company repurchased approximately 0.4 million shares of its common stock for $51 million.

Dividends

The Company made dividend payments of approximately $28 million during both 2020 and 2019.

Capital Resources

Cash in Foreign Jurisdictions

	As of December 31,
(In thousands)	2020	2019
United States of America	$55,391	$220,782
United Kingdom	49,258	50,761
European Union	21,156	41,779
Canada	34,795	34,026
China	20,692	26,278
Other foreign countries	16,956	17,407
Total cash and cash equivalents	$198,248	$391,033

Cash and cash equivalents as of December 31, 2020 and December 31, 2019 were $198 million and $391 million, respectively. The decrease in cash held by U.S. subsidiaries during 2020 as compared to 2019 was primarily due to current year acquisitions, higher current period share repurchase activity, and pay down of outstanding borrowings on our credit facility, partially offset by higher foreign cash repatriation during the current period. The decrease in cash held by foreign subsidiaries during 2020 as compared to 2019 was primarily due to higher cash repatriation to the U.S. during the current period, partially offset by net cash receipts. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $21 million of our foreign cash resides. Refer to Note 13 to the Consolidated Financial Statements for impacts on our foreign undistributed earnings due to the Tax Act.

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

Debt Compliance

As of December 31, 2020, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2020, we had the ability to incur total additional indebtedness of $1.5 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $50 million to $60 million and expected dividend payments of approximately $28 million in 2021. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2021. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

In January 2020, the Corporation made a discretionary pension contribution of $150 million to the Curtiss-Wright Pension Plan. For more information on our pension and other postretirement benefits plans, see Note 17 to the Consolidated Financial Statements.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2020:

(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Debt Principal Repayments	$1,050,000	$100,000	$—	$202,500	$—	$90,000	$657,500
Operating Leases	190,578	33,630	27,451	24,532	21,515	15,075	68,375
Interest Payments on Fixed Rate Debt	239,536	38,915	35,320	32,698	27,828	26,615	78,160
Total	$1,480,114	$172,545	$62,771	$259,730	$49,343	$131,690	$804,035

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2020, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Letters of Credit (1)	$21,113	$13,355	$2,899	$3,223	$1,636	$—	$—

(1) Amounts exclude bank guarantees of approximately $5.6 million.

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

Performance obligations are satisfied either at a point-in-time or on an over-time basis. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Revenue recognized on an over-time basis for the year ended December 31, 2020 accounted for approximately 52% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of future material, labor, and overhead costs that will be incurred as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of our engineers, project managers, and financial staff. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. During the years ended December 31, 2020, 2019, and 2018, there were no significant changes in estimated contract costs.

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Revenue recognized at a point-in-time for the year ended December 31, 2020 accounted for approximately 48% of total net sales.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2020, and the annual periodic costs for 2021, was decreased from 3.22% to 2.53% for the Curtiss-Wright Pension Plan, and from 3.10% to 2.30% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost by utilizing a select bond yield curve developed by our actuaries, which is based on the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to an increase in the benefit obligation of $78 million in the CW plans.

The rate of compensation increase for base pay in the pension plans was unchanged at a weighted average of 3.5% based upon a graded scale of 4.9% to 2.9% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also retained our mortality assumptions from prior year utilizing the Pri-2012 tables published by the Society of Actuaries in October 2019, and the projected mortality scale to MP-2019, which reflects a slower rate of future mortality improvements than the previous MP-2018 table utilized.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was reduced to 6.5% as of December 31, 2020, which will be utilized for determining 2021 pension cost. An expected long-term rate of return of 7.5% was used for determining 2020 expense, with 8.0% used for 2019 and 2018 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $131 million in 2020, primarily driven by $150 million cash contribution to the plan and favorable asset experience due to strong market performance in 2020. This was partially offset by a decrease in market interest rates as of December 31, 2020.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2020 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$28,100	$2,800
Rate of compensation increase	0.25%	$2,700	$600
Expected return on assets	(0.25)%	—	$2,200

See Note 17 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Goodwill

We have $1.5 billion in goodwill as of December 31, 2020. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of October 31, 2020, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2020, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1 to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure was 100% as of December 31, 2020 and December 31, 2019. As of December 31, 2020, a change in interest rates of 1% would not have a material impact on consolidated interest expense. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 14 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the British Pound, Canadian dollar, and Euro. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would have decreased or increased, respectively, by approximately $8 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2020	2019	2018

Net sales
Product sales	$2,041,086	$2,073,530	$1,993,249
Service sales	350,250	414,431	418,586
Total net sales	2,391,336	2,487,961	2,411,835

Cost of sales
Cost of product sales	1,319,562	1,329,761	1,272,599
Cost of service sales	230,547	259,455	267,975
Total cost of sales	1,550,109	1,589,216	1,540,574
Gross profit	841,227	898,745	871,261

Research and development expenses	74,816	72,520	64,525
Selling expenses	109,537	120,861	126,641
General and administrative expenses	303,288	301,411	306,469
Impairment of assets held for sale	33,043	—	—
Restructuring expenses	31,695	—	—
Operating income	288,848	403,953	373,626
Interest expense	35,545	31,347	33,983
Other income, net	9,748	23,856	16,596
Earnings before income taxes	263,051	396,462	356,239
Provision for income taxes	(61,659)	(88,879)	(80,490)
Net earnings	$201,392	$307,583	$275,749

Basic earnings per share	$4.83	$7.20	$6.28
Diluted earnings per share:	$4.80	$7.15	$6.22

Dividends per share	$0.68	$0.66	$0.60

Weighted average shares outstanding:
Basic	41,738	42,739	43,892
Diluted	41,999	43,016	44,316
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2020	2019	2018

Net earnings	$201,392	$307,583	$275,749
Other comprehensive income
Foreign currency translation, net of tax (1)	41,282	18,447	(52,440)
Pension and postretirement adjustments, net of tax (2)	(26,864)	(29,017)	(19,167)
Other comprehensive income (loss), net of tax	14,418	(10,570)	(71,607)
Comprehensive income	$215,810	$297,013	$204,142

(1)The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2020, 2019, and 2018 was immaterial.

(2)The tax benefit included in other comprehensive income for pension and postretirement adjustments for 2020, 2019, and 2018 was $8.3 million, $8.5 million, and $7.0 million, respectively.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$198,248	$391,033
Receivables, net	588,718	632,194
Inventories, net	428,879	424,835
Assets held for sale	27,584	—
Other current assets	57,395	81,729
Total current assets	1,300,824	1,529,791
Property, plant, and equipment, net	378,200	385,593
Goodwill	1,455,137	1,166,680
Other intangible assets, net	609,630	479,907
Operating lease right-of-use assets, net	150,898	165,490
Prepaid pension asset	92,531	—
Other assets	34,114	36,800
Total assets	$4,021,334	$3,764,261
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$100,000	$—
Accounts payable	201,237	222,000
Accrued expenses	140,200	164,744
Income taxes payable	6,633	7,670
Deferred revenue	253,411	276,115
Liabilities held for sale	10,141	—
Other current liabilities	98,755	74,202
Total current liabilities	810,377	744,731
Long-term debt	958,292	760,639
Deferred tax liabilities	115,007	80,159
Accrued pension and other postretirement benefit costs	98,345	138,635
Long-term operating lease liability	133,069	145,124
Long-term portion of environmental reserves	15,422	15,026
Other liabilities	103,248	105,575
Total liabilities	2,233,760	1,989,889
Contingencies and Commitments (Notes 10, 14, and 19)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 49,187,378 shares issued as of December 31, 2020 and December 31, 2019; outstanding shares were 40,916,429 as of December 31, 2020 and 42,680,215 as of December 31, 2019	49,187	49,187
Additional paid in capital	122,535	116,070
Retained earnings	2,670,328	2,497,111
Accumulated other comprehensive loss	(310,856)	(325,274)
Common treasury stock, at cost (8,270,949 shares as of December 31, 2020 and 6,507,163 shares as of December 31, 2019)	(743,620)	(562,722)
Total stockholders' equity	1,787,574	1,774,372
Total liabilities and stockholders’ equity	$4,021,334	$3,764,261

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net earnings	$201,392	$307,583	$275,749
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115,903	102,412	102,949
(Gain) loss on sale of businesses	—	—	(1,735)
(Gain) loss on sale/disposal of long-lived assets	—	(11,054)	(1,120)
Deferred income taxes	(7,048)	40,787	8,562
Share-based compensation	14,437	13,669	14,094
Impairment of assets held for sale	33,043	—	—
Foreign exchange loss on substantial liquidation of subsidiary	9,351	—	—
Non-cash restructuring charges	15,628	—	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	71,147	(12,613)	(57,492)
Inventories, net	15,535	(3,485)	(41,197)
Progress payments	(7,689)	(4,834)	(11,121)
Accounts payable and accrued expenses	(55,513)	(18,629)	48,930
Deferred revenue	(33,179)	36,134	23,082
Income taxes	15,171	(15,625)	(8,847)
Pension and postretirement, net	(153,375)	(1,310)	(43,759)
Other	26,377	(11,631)	28,178
Net cash provided by operating activities	261,180	421,404	336,273
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	2,930	15,093	9,117
Additions to property, plant, and equipment	(47,499)	(69,752)	(53,417)
Acquisition of businesses, net of cash acquired	(487,944)	(185,209)	(210,167)
Other	(17)	(172)	(1,049)
Net cash used for investing activities	(532,530)	(240,040)	(255,516)
Cash flows from financing activities:
Borrowings under revolving credit facilities	570,675	37,692	372,980
Payment of revolving credit facilities	(570,675)	(37,934)	(372,887)
Borrowings of debt	300,000	—	—
Principal payments on debt	—	—	(50,000)
Repurchases of company stock	(200,018)	(50,661)	(198,592)
Proceeds from share-based compensation plans	11,148	11,770	11,940
Dividends paid	(28,175)	(28,200)	(26,328)
Other	(874)	(812)	(752)
Net cash provided by (used for) financing activities	82,081	(68,145)	(263,639)
Effect of exchange-rate changes on cash	(3,516)	1,748	(16,172)
Net increase (decrease) in cash and cash equivalents	(192,785)	114,967	(199,054)
Cash and cash equivalents at beginning of year	391,033	276,066	475,120
Cash and cash equivalents at end of year	$198,248	$391,033	$276,066

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2018	$49,187	$120,609	$1,944,324	$(216,840)	$(369,480)
Cumulative effect from adoption of ASC 606	—	—	(2,274)	—	—
Net earnings	—	—	275,749	—	—
Other comprehensive loss, net of tax	—	—	—	(71,607)	—
Dividends paid	—	—	(26,328)	—	—
Restricted stock	—	(13,134)	—	—	13,134
Stock options exercised	—	(2,355)	—	—	14,294
Other	—	(752)	—	—	752
Share-based compensation	—	13,866	—	—	228
Repurchase of common stock (1)	—	—	—	—	(198,592)
December 31, 2018	$49,187	$118,234	$2,191,471	$(288,447)	$(539,664)
Cumulative effect from adoption of ASU 2018-02	—	—	26,257	(26,257)	—
Net earnings	—	—	307,583	—	—
Other comprehensive loss, net of tax	—	—	—	(10,570)	—
Dividends paid	—	—	(28,200)	—	—
Restricted stock	—	(10,483)	—	—	10,483
Stock options exercised	—	(4,226)	—	—	15,996
Other	—	(719)	—	—	719
Share-based compensation	—	13,264	—	—	405
Repurchase of common stock (1)	—	—	—	—	(50,661)
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	201,392	—	—
Other comprehensive income, net of tax	—	—	—	14,418	—
Dividends paid	—	—	(28,175)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Stock options exercised	—	(3,286)	—	—	14,434
Other	—	(517)	—	—	517
Share-based compensation	—	14,383	—	—	54
Repurchase of common stock (1)	—	—	—	—	(200,018)
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
(1) For the years ended December 31, 2020, 2019, and 2018, the Corporation repurchased approximately 2.0 million, 0.4 million, and 1.7 million shares of its common stock, respectively.
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

Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete on certain contracts using the over-time revenue recognition accounting method, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

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
See Note 7 to the Consolidated Financial Statements for further information on property, plant, and equipment.

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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2020, 2019, and 2018.

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

Fair Value of Financial Instruments

Accounting guidance requires certain disclosures regarding the fair value of financial instruments. Due to the short maturities of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the net book value of these financial instruments is deemed to approximate fair value. See Notes 11 and 14 to the Consolidated Financial Statements for further information on the Corporation's financial instruments.

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

Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is primarily affected by foreign currency exchange rate fluctuations. (Gains) and losses from foreign currency transactions are included in General and administrative expenses in the Consolidated Statement of Earnings, which amounted to $3.9 million, $7.2 million, and ($4.5) million for the years ended December 31, 2020, 2019, and 2018, respectively.

Derivatives

Forward Foreign Exchange and Currency Option Contracts

The Corporation uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. All derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments, with the gain or loss on these transactions recorded into earnings in the period in which they occur. These (gains) and losses are classified as General and administrative expenses in the Consolidated Statement of Earnings and amounted to $2.3 million, ($2.1) million, and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

Recently Issued Accounting Standards

Recent accounting standards adopted

ASU 2016-13- Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. On January 1, 2020, the Company adopted ASU 2016-13 -Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU added a current expected credit loss impairment model to U.S. GAAP based on expected losses rather than incurred losses. As the Corporation is not subject to material trade credit risk given that a significant portion of its sales are generated from contracts with agencies of or prime contractors to the U.S. Government, the adoption of this standard did not have a material impact on the Corporation's consolidated financial statements as of January 1,

2020. As a result of adoption, the Corporation utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation's consolidated financial position, results or operations, or cash flows. There were no significant changes in estimated contract costs during 2020, 2019, or 2018. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the years ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31,
	2020	2019	2018
Over-time	52%	49%	46%
Point-in-time	48%	51%	54%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of December 31, 2020, of which the Corporation expects to recognize approximately 85% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type
	Year Ended December 31,
(In thousands)	2020	2019	2018
Defense
Aerospace	$463,835	$416,841	$376,951
Ground	107,287	93,432	97,131
Naval	692,168	568,776	486,476
Total Defense Customers	$1,263,290	$1,079,049	$960,558

Commercial
Aerospace	$325,518	$433,038	$414,422
Power Generation	331,983	392,173	431,793
General Industrial	470,545	583,701	605,062
Total Commercial Customers	$1,128,046	$1,408,912	$1,451,277

Total	$2,391,336	$2,487,961	$2,411,835

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenues recognized for the years ended December 31, 2020, 2019, and 2018 included in the contract liabilities balance at the beginning of the respective years were approximately $224 million, $198 million, and $164 million, respectively. Changes in contract assets and contract liabilities as of December 31, 2020 were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Consolidated Balance Sheet.

3. ACQUISITIONS

The Corporation continually evaluates potential acquisitions that either strategically fit within the Corporation’s existing portfolio or expand the Corporation’s portfolio into new product lines or adjacent markets.  The Corporation has completed numerous acquisitions that have been accounted for as business combinations and have resulted in the recognition of goodwill in the Corporation's financial statements.  This goodwill arises because the purchase prices for these businesses reflect the future earnings and cash flow potential in excess of the earnings and cash flows attributable to the current product and customer set at the time of acquisition.  Thus, goodwill inherently includes the know-how of the assembled workforce, the ability of the workforce to further improve the technology and product offerings, and the expected cash flows resulting from these efforts. Goodwill may also include expected synergies resulting from the complementary strategic fit these businesses bring to existing operations.

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

For the year ended December 31, 2020, the Corporation acquired three businesses for an aggregate purchase price of $496 million, net of cash acquired. For the year ended December 31, 2019, the Corporation acquired two businesses for an aggregate purchase price of $185 million, net of cash acquired. These acquisitions are described in more detail below.

The Corporation's current period acquisitions contributed $40 million of total net sales and $5 million of net losses for the year ended December 31, 2020, which are included in the Consolidated Statement of Earnings. The Corporation's prior period acquisitions contributed $11 million of total net sales and immaterial net earnings for the year ended December 31, 2019.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during 2020 and 2019:

(In thousands)	2020	2019
Accounts receivable	$25,488	$16,551
Inventory	37,840	7,608
Property, plant, and equipment	5,280	1,117
Intangible assets	204,384	94,400
Operating lease right-of-use assets, net	5,562	4,605
Other current and non-current assets	7,050	888
Current and non-current liabilities	(75,257)	(11,604)
Net tangible and intangible assets	210,347	113,565
Goodwill	285,200	71,644
Total Purchase price	$495,547	$185,209

Cash paid to date, net of cash acquired	$487,944	$185,209
Due to seller	7,603	—
Total purchase price	$495,547	$185,209

Goodwill deductible for tax purposes	$37,234	$72,777

2020 Acquisitions

Pacific Star Communications, Inc. (PacStar)

On November 2, 2020, the Corporation acquired 100% of the issued and outstanding stock of PacStar for $406 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. PacStar is a provider of tactical communications solutions for battlefield network management. The acquired business operates within the Defense segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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

Dyna-Flo Control Valve Services Ltd. (Dyna-Flo)

On February 28, 2020, the Corporation acquired 100% of the issued and outstanding share capital of Dyna-Flo for approximately $60 million, net of cash acquired. The Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Dyna-Flo specializes in control valves, actuators, and control systems for the chemical, petrochemical, and oil and gas markets. The acquired business operates within the Commercial/Industrial segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

2019 Acquisitions

901D Holdings, LLC (901D)

On December 31, 2019, the Corporation acquired 100% of the membership interests of 901D for $135 million, net of cash acquired. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. 901D, a designer and manufacturer of mission-critical integrated electronic systems, subsystems, and ruggedized shipboard enclosure solutions supporting every major U.S. Navy shipbuilding program, operates within the Defense segment.

Tactical Communications Group (TCG)

On March 15, 2019, the Corporation acquired 100% of the membership interests of TCG for $50 million, net of cash acquired. TCG, a designer and manufacturer of tactical data link software solutions for critical military communications systems, operates within the Defense segment.

4. ASSETS HELD FOR SALE

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany, which is reported within its Commercial/Industrial segment. The business met the criteria to be classified as held for sale in the fourth quarter of 2020. Accordingly, the assets and liabilities of the business are presented as held for sale in the Corporation's Consolidated Balance Sheet as of December 31, 2020. The aforementioned assets and liabilities classified as held for sale have been measured at the lower of carrying value or fair value less costs to sell, which resulted in an impairment loss of $33.0 million for the year ended December 31, 2020. Such amount has been reported in the "Impairment of assets held for sale" caption within the Corporation’s Consolidated Statement of Earnings.
The aggregate components of assets and liabilities classified as held for sale are as follows:

(In thousands)	As of December 31, 2020
Assets held for sale:
Receivables, net	$9,902
Inventories, net	16,401
Other current assets	1,798
Property, plant, and equipment, net	4,821
Reserve for assets held for sale	(5,338)
Total assets held for sale, current	$27,584
Liabilities held for sale:
Accounts payable	$(2,654)
Accrued expenses	(1,375)
Other current liabilities	(748)
Accrued pension and other postretirement benefit costs	(5,364)
Total liabilities held for sale, current	$(10,141)

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
The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 53% and 43% of total net sales in 2020 and 2019, respectively. Total receivables due from government sources (primarily the U.S Government) were $352.7 million and $343.5 million as of December 31, 2020 and 2019, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $198.6 million and $195.7 million as of December 31, 2020 and 2019, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2020	2019
Billed receivables:
Trade and other receivables	$361,460	$418,968
Unbilled receivables:
Recoverable costs and estimated earnings not billed	238,309	231,067
Less: Progress payments applied	(3,291)	(9,108)
Net unbilled receivables	235,018	221,959
Less: Allowance for doubtful accounts	(7,760)	(8,733)
Receivables, net	$588,718	$632,194

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
The composition of inventories as of December 31 is as follows:

(In thousands)	2020	2019
Raw materials	$177,828	$153,876
Work-in-process	80,729	100,359
Finished goods	120,767	108,329
Inventoried costs related to U.S. Government and other long-term contracts (1)	56,599	70,414
Inventories, net of reserves	435,923	432,978
Less: Progress payments applied	(7,044)	(8,143)
Inventories, net	$428,879	$424,835

(1) As of December 31, 2020 and 2019, this caption also includes capitalized development costs of $29.7 million and $39.1 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced and sold under contract. As of December 31, 2020 and 2019, capitalized development costs of $13.0 million and $23.7 million, respectively, are not currently supported by existing firm orders.

7. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2020	2019
Land	$17,660	$18,632
Buildings and improvements	236,355	234,112
Machinery, equipment, and other	881,110	849,527
Property, plant, and equipment, at cost	1,135,125	1,102,271
Less: Accumulated depreciation	(756,925)	(716,678)
Property, plant, and equipment, net	$378,200	$385,593

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $55.3 million, $57.4 million, and $59.4 million, respectively.

8. GOODWILL

The changes in the carrying amount of goodwill for 2020 and 2019 are as follows:

(In thousands)	Commercial/Industrial	Defense	Power	Consolidated
December 31, 2018	$428,983	$451,115	$207,934	$1,088,032
Acquisitions	—	71,644	—	71,644
Adjustments	—	(208)	—	(208)
Foreign currency translation adjustment	2,099	4,404	709	7,212
December 31, 2019	$431,082	$526,955	$208,643	$1,166,680
Acquisitions	28,467	256,733	—	285,200
Impairment on assets held for sale	(9,598)	—	—	(9,598)
Adjustments	—	(1,385)	—	(1,385)
Foreign currency translation adjustment	6,701	7,275	264	14,240
December 31, 2020	$456,652	$789,578	$208,907	$1,455,137

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

The Corporation completed its annual goodwill impairment testing as of October 31, 2020, 2019, and 2018 and concluded that there was no impairment of goodwill. In connection with classifying its German industrial valves business as held for sale in December 2020, the Corporation recognized a goodwill impairment loss of $9.6 million associated with the disposal group for the year ended December 31, 2020.
9. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2020 and December 31, 2019, respectively.

	2020				2019
(In thousands)	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Technology (2)	$280,595	$(148,064)	$132,531		$257,676	$(140,390)	$117,286
Customer related intangibles (2)	573,722	(239,798)	333,924	,	434,492	(215,855)	218,637
Programs (1)	144,000	(19,800)	124,200		144,000	(12,600)	131,400
Other intangible assets	51,493	(32,518)	18,975		43,729	(31,145)	12,584
Total	$1,049,810	$(440,180)	$609,630		$879,897	$(399,990)	$479,907
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.
(2) During the year ended December 31, 2020, the Corporation recognized an impairment loss of $18.3 million pertaining to technology and customer-related intangibles of its industrial valve business in Germany, which was classified as held for sale during the fourth quarter of 2020.
During the year ended December 31, 2020, the Corporation acquired intangible assets of $204.4 million, which included Customer-related intangibles of $159.9 million, Technology of $34.6 million, and Other intangible assets of $9.9 million. The weighted average amortization periods for these aforementioned intangible assets are 16.4 years, 8.9 years, and 7.1 years, respectively.
Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $60.6 million, $45.0 million, and $43.6 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2021	$61.6
2022	$56.7
2023	$53.0
2024	$49.5
2025	$46.9

10. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. Our leases have remaining lease terms ranging from approximately 1 year to 15 years, some of which include options for renewals, escalations, or terminations. Rental expenses for all operating leases amounted to $41.0 million, $37.2 million, and $38.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The components of lease expense were as follows:

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$40,961	$37,229

Finance lease cost:
Depreciation of finance leases	$1,037	$812
Interest on lease liabilities	468	498
Total finance lease cost	$1,505	$1,310

Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Cash used for operating activities:
Operating cash flows used for operating leases	$(33,842)	$(30,665)
Operating cash flows used for finance leases	(468)	(498)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$8,714	$36,033

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
(In thousands, except lease term and discount rate)	2020	2019
Operating Leases
Operating lease right-of-use assets, net	$150,898	$165,490

Other current liabilities	$27,263	$26,773
Long-term operating lease liability	133,069	145,124
Total operating lease liabilities	$160,332	$171,897

Finance Leases
Property, plant, and equipment	$15,561	$15,561
Accumulated depreciation	(6,570)	(5,533)
Property, plant, and equipment, net	$8,991	$10,028

Other current liabilities	$945	$807
Other liabilities	10,041	10,982
Total finance lease liabilities	$10,986	$11,789

Weighted average remaining lease term
Operating leases	8.6 years	9.2 years
Finance leases	8.7 years	9.7 years
Weighted average discount rate
Operating leases	3.67%	3.75%
Finance leases	4.05%	4.05%

Maturities of lease liabilities were as follows:

	As of December 31, 2020
(In thousands)	Operating Leases	Finance Leases
2021	$33,630	$1,375
2022	27,451	1,410
2023	24,532	1,445
2024	21,515	1,481
2025	15,075	1,518
Thereafter	68,375	5,893
Total lease payments	190,578	13,122
Less: imputed interest	(30,246)	(2,136)
Total	$160,332	$10,986

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of December 31, 2020 and December 31, 2019, the Corporation did not have any active interest rate swaps.
Effects on Consolidated Balance Sheet
As of December 31, 2020 and December 31, 2019, the fair values of the asset and liability derivative instruments were immaterial.
Effects on Consolidated Statement of Earnings
Undesignated hedges
The location and amount of (gains) and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2020	2019	2018
Forward exchange contracts:
General and administrative expenses	$2,312	$(2,072)	$6,643
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2020. The fair values of our debt instruments are characterized as Level 2 measurements which are based on market-based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2020, net of debt issuance costs, totaled $1,122 million compared to a carrying value, net of debt issuance costs, of $1,049 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2019, net of debt issuance costs, totaled $783 million compared to a carrying value, net of debt issuance costs, of $749 million.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2020	2019
Accrued compensation	$96,228	$119,293
Accrued commissions	6,050	6,678
Accrued interest	13,327	8,982
Accrued insurance	7,215	7,550
Other	17,380	22,241
Total accrued expenses	$140,200	$164,744

Other current liabilities consist of the following as of December 31:

(In thousands)	2020	2019
Short-term lease liabilities	$27,263	$26,773
Warranty reserves	$25,091	$17,512
Restructuring liability	6,944	—
Pension and other postretirement liabilities	7,715	6,690
Other	31,742	23,227
Total other current liabilities	$98,755	$74,202

13. INCOME TAXES
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

The Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The finalized transition tax of $23.6 million was to be paid over 8 years pursuant to the Tax Act, with $1.9 million paid in 2018. An additional $12.7 million carryforward from the 2017 income tax return further reduced the transition tax liability to $9.0 million as of December 31, 2018. The liability of $9.0 million, which is expected to be paid in 2024 and 2025, remained unchanged as of December 31, 2020.

Given that foreign undistributed earnings are no longer considered permanently reinvested, the Corporation has recorded a liability for withholding taxes that would arise upon distribution of the Corporation’s foreign undistributed earnings.

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany. As a result, the tax consequences from those temporary differences resulting from the held for sale designation are no longer considered to be permanently reinvested. However, the Corporation has not recorded any provision, as it expects under tax law to recover the outside basis difference in a tax-free manner. The Corporation will record tax expense related to GILTI in the period in which the future sale is completed.

Except as noted above, the Corporation remains permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings.
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2020	2019	2018
Domestic	$212,613	$273,036	$217,374
Foreign(1)	50,438	123,426	138,865
	$263,051	$396,462	$356,239
(1) During the year ended December 31, 2020, the Corporation recognized a pre-tax impairment loss of $33.0 million pertaining to its industrial valve business in Germany, which was classified as held for sale during the fourth quarter of 2020.
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2020	2019	2018
Current:
Federal	$36,793	$14,195	$37,648
State	11,882	3,766	9,228
Foreign	21,841	24,816	25,285
Total current	70,516	42,777	72,161

Deferred:
Federal	1,043	38,647	8,518
State	(527)	6,632	(1,047)
Foreign	(9,373)	823	858
Total deferred	(8,857)	46,102	8,329
Provision for income taxes	$61,659	$88,879	$80,490
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Add (deduct):
State and local taxes, net of federal benefit	3.7	2.4	2.2
Impairment of goodwill (held-for-sale)	1.2	—	—
Valuation allowance for foreign assets held for sale	1.3	—	—
R&D tax credits	(0.9)	(1.2)	(1.0)
Foreign earnings (1)	(0.9)	1.4	0.9
Impacts related to the Tax Act	—	—	1.8
Foreign-derived intangible income	(2.8)	(1.3)	(0.8)
All other, net	0.8	0.1	(1.5)
Effective tax rate	23.4%	22.4%	22.6%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances, excluding items related to foreign assets classified as held for sale.
The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Operating lease liabilities	$33,371	$35,299
Inventories, net	16,734	15,220
Net operating loss	5,518	8,328
Environmental reserves	8,698	8,239
Incentive compensation	8,102	8,130
Pension and other postretirement liabilities	13,533	5,029
Capital loss carryover	—	955
Other	33,401	33,002
Total deferred tax assets	119,357	114,202
Deferred tax liabilities:
Goodwill amortization	90,112	77,620
Operating lease right-of-use assets, net	31,292	33,915
Other intangible amortization	65,549	30,954
Depreciation	22,780	25,562
Withholding taxes	12,549	13,097
Other	8,757	7,524
Total deferred tax liabilities	231,039	188,672
Valuation allowance	1,240	3,386
Net deferred tax liabilities	$112,922	$77,856
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet as of December 31 as follows:

(In thousands)	2020	2019
Net noncurrent deferred tax assets	2,085	2,303
Net noncurrent deferred tax liabilities	115,007	80,159
Net deferred tax liabilities	$112,922	$77,856
The Corporation has income tax net operating loss carryforwards related to international operations of $3.7 million, of which $0.3 million have an indefinite life and $3.4 million which expire through 2026. The Corporation has federal and state income tax net loss carryforwards of $77.3 million, all of which are net operating losses that expire through 2039. The Corporation has recorded a deferred tax asset of $5.5 million, reflecting the benefit of the loss carryforwards.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. As of December 31, 2020, the Corporation decreased its valuation allowance by $2.2 million to $1.2 million, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
As of December 31, 2020, the Corporation recorded a deferred tax asset of $3.8 million on net operating losses of $12.6 million related to the held for sale industrial valve business. A provision of $3.3 million was recorded during the year ended December 31, 2020, resulting in a full valuation allowance against the deferred tax asset, as it is more likely than not that the losses will be forfeited.
Income tax payments, net of refunds, of $54.0 million, $63.9 million, and $79.1 million were made in 2020, 2019, and 2018, respectively.
The Corporation has recorded a liability in Other liabilities for interest of $3.8 million and penalties of $1.7 million as of December 31, 2020.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2020	2019	2018
Balance as of January 1,	$12,676	$13,563	$13,174
Additions for tax positions of prior periods	1,497	581	88
Reductions for tax positions of prior periods	(615)	(2,184)	(290)
Additions for tax positions related to the current year	2,041	936	1,036
Settlements	(14)	(220)	(445)
Balance as of December 31,	$15,585	$12,676	$13,563
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2020:

United States (Federal)	2017	-	present
United States (Various states)	2009	-	present
United Kingdom	2019	-	present
Canada	2017	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in total unrecognized tax benefits as of December 31, 2020, 2019, and 2018 is $13.0 million, $10.2 million, and $11.0 million, respectively, which if recognized, would favorably impact the effective income tax rate.
14. DEBT
Debt consists of the following as of December 31:

(In thousands)	2020	2020	2019	2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	100,000	102,173	100,000	102,079
3.70% Senior notes due 2023	202,500	211,790	202,500	207,882
3.85% Senior notes due 2025	90,000	97,429	90,000	93,838
4.24% Senior notes due 2026	200,000	224,390	200,000	213,126
4.05% Senior notes due 2028	67,500	75,440	67,500	71,260
4.11% Senior notes due 2028	90,000	101,047	90,000	95,607
3.10% Senior notes due 2030	150,000	155,805	—	—
3.20% Senior notes due 2032	150,000	155,048	—	—
Total debt	1,050,000	1,123,122	750,000	783,792
Debt issuance costs, net	(1,147)	(1,147)	(594)	(594)
Unamortized interest rate swap proceeds (1)	9,439	9,439	11,233	11,233
Total debt, net	1,058,292	1,131,414	760,639	794,431
Less: current portion of long-term debt	100,000	100,000	—	—
Total long-term debt	$958,292	$1,031,414	$760,639	$794,431

(1) Represents the gain from termination of the Corporation's interest rate swap agreements on its 3.85% and 4.24% Senior Notes in February 2016, which will be amortized into interest expense over the remaining terms of the respective notes.

The weighted-average interest rate of the Corporation's Revolving Credit Agreement in 2020 and 2019 was 1.4% and 3.3%, respectively.

The Corporation's total debt outstanding had a weighted-average interest rate of 3.4% and 3.7% in 2020 and 2019, respectively.

Aggregate maturities of debt are as follows:

(In thousands)
2021	$100,000
2022	—
2023	202,500
2024	—
2025	90,000
Thereafter	657,500
Total	$1,050,000
Interest payments of $31 million, $30 million, and $32 million were made in 2020, 2019, and 2018, respectively.
Revolving Credit Agreement
In October 2018, the Corporation amended the terms of its existing Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A., and JP Morgan Chase Bank, N.A.. The amended agreement, which provides the Corporation with a borrowing capacity of $500 million, extended the maturity date from November 2019 to October 2023 and expanded the accordion feature from $100 million to $200 million. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. As of December 31, 2020, the Corporation had $21 million in letters of credit supported by the credit facility and no borrowings outstanding under the credit facility. The unused credit available under the credit facility as of December 31, 2020 was $479 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
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
Senior Notes
On August 13, 2020, the Corporation issued $300 million of Senior Notes (the “2020 Notes”), consisting of $150 million of 3.10% Senior Notes that mature on August 13, 2030 and $150 million of 3.20% Senior Notes that mature on August 13, 2032. The 2020 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2020 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement.  In connection with the issuance of the 2020 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2020 Notes. Under the terms of the Note Purchase Agreements, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% and an interest coverage ratio of less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2020 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.
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

On December 8, 2011, the Corporation issued $300 million of Senior Notes (the “2011 Notes”). The 2011 Notes consist of $100 million of 3.84% Senior Notes that mature on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2011 Notes. Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.
As of December 31, 2020, the Corporation had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

15. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2020, 2019, and 2018, there were no options outstanding that were considered anti-dilutive.
Earnings per share calculations for the years ended December 31, 2020, 2019, and 2018, were as follows:

(In thousands, except per share data)	Net Earnings	Weighted- Average Shares Outstanding	Earnings per Share
2020
Basic earnings per share	$201,392	41,738	$4.83
Dilutive effect of stock options and deferred stock compensation		261
Diluted earnings per share	$201,392	41,999	$4.80
2019
Basic earnings per share	$307,583	42,739	$7.20
Dilutive effect of stock options and deferred stock compensation		277
Diluted earnings per share	$307,583	43,016	$7.15
2018
Basic earnings per share	$275,749	43,892	$6.28
Dilutive effect of stock options and deferred stock compensation		424
Diluted earnings per share	$275,749	44,316	$6.22

16. SHARE-BASED COMPENSATION PLANS

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

During 2020, the Corporation granted share-based awards in the form of RSUs, PSUs, and restricted stock. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2020, 2019, and 2018 is as follows:

(In thousands)	2020	2019	2018
Employee Stock Purchase Plan	1,625	1,585	1,435
Performance Share Units	4,909	4,853	4,746
Restricted Share Units	6,978	6,061	7,026
Other share-based payments	925	1,170	887
Total share-based compensation expense before income taxes	$14,437	$13,669	$14,094

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expense in the Consolidated Statement of Earnings. No share-based compensation costs were capitalized during 2020, 2019, or 2018.

The following table summarizes the cash received from share-based awards on share-based compensation:

(In thousands)	2020	2019	2018
Cash received from share-based awards	$11,148	$11,770	$11,940

Stock Options

As of December 31, 2020, the Corporation's did not have any stock options outstanding. For the year ended December 31, 2020, approximately 66,000 stock options were exercised, with a weighted average exercise price of $29.89. The total intrinsic value of stock options exercised during 2020, 2019, and 2018 was $5.2 million, $8.7 million, and $10.1 million, respectively.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three year cliff vesting is contingent upon the Corporation's total shareholder return over the three-year term beginning at the start of the fiscal year following the date of grant. Performance is measured by determining the percentile rank of the total shareholder return of the Corporation's common stock in relation to the total shareholder return of the S&P Midcap 400 Index (for award granted in 2020) or compared to a self-constructed peer group (for awards granted in 2018 through 2019). The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period.

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

A summary of the Corporation’s 2020 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested as of December 31, 2019	97	$149.99	149	$105.42
Granted	59	108.15	84	83.36
Vested	(49)	124.83	(1)	98.34
Forfeited	—	—	(5)	107.40
Nonvested as of December 31, 2020	107	$138.37	227	$97.24
Expected to vest as of December 31, 2020	107	$138.37	227	$97.24

Nonvested PSUs had an intrinsic value of $12.5 million and unrecognized compensation costs of $4.8 million as of December 31, 2020. Nonvested RSUs had an intrinsic value of $26.4 million and unrecognized compensation costs of $8.8 million as of December 31, 2020. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over 1.7 years and 2.0 years, respectively.

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
17. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
As of December 31, 2020, and 2019, the Corporation had a noncurrent pension asset of $80.8 million and a noncurrent pension liability of $50.2 million, respectively. The change in balance was primarily due to a voluntary contribution of $150 million to the plan on January 8, 2020 as well as favorable asset experience due to strong market returns during 2020, partially offset by a decrease in the discount rate as of December 31, 2020.
Nonqualified Pension Plan

The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $71.8 million and $59.6 million as of December 31, 2020 and 2019, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $6.1 million in 2021.
Other Post-Employment Benefits (OPEB) Plan
The Corporation provides post-employment benefits consisting of retiree health and life insurance to three distinct groups of employees/retirees: the CW Grandfathered plan, and plans assumed in the acquisitions of EMD and Williams Controls.
The Corporation also provides retiree health and life insurance benefits for substantially all Curtiss-Wright EMD employees. The plan provides basic health and welfare coverage for pre-65 participants based on years of service and are subject to certain caps. Effective January 1, 2011, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts (RRAs) to participants in lieu of the traditional benefit delivery. Participant accounts are funded a set amount annually that can be used to purchase supplemental coverage on the open market, effectively capping the benefit.
The plan also provides retiree health and life insurance benefits for certain retirees of the Williams Controls salaried and union pension plans. Effective August 31, 2013, the Corporation modified the benefit design for post-65 retirees by introducing RRAs to align with the EMD delivery model.
The Corporation had an accrued postretirement benefit liability as of December 31, 2020 and 2019 of $25.7 million and $23.6 million, respectively. The Corporation expects to contribute $1.6 million to the plan during 2021.
Foreign Plans
As of December 31, 2020 and 2019, the total projected benefit obligation related to all foreign plans was $115.5 million and $102.7 million, respectively. As of December 31, 2020 and 2019, the Corporation had a net pension liability of $2.6 million and $0.2 million, respectively. The Corporation's contributions to the foreign plans are expected to be $1.5 million in 2021.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2020	2019	2018	2020	2019	2018
Service cost	$26,013	$23,664	$27,116	$506	$432	$490
Interest cost	23,847	29,019	26,149	609	796	719
Expected return on plan assets	(67,217)	(59,153)	(58,641)	—	—	—
Amortization of prior service cost	(269)	(283)	(252)	(657)	(656)	(656)
Recognized net actuarial loss/(gain)	23,062	9,310	16,867	(5)	(198)	(131)
Cost of settlements/curtailments	2,395	—	337	—	—	—
Net periodic benefit cost	$7,831	$2,557	$11,576	$453	$374	$422
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2020, settlement charges were incurred in Mexico and Switzerland. In addition, a curtailment was recognized in Mexico as a result of the Corporation's restructuring initiatives. In 2018, a settlement charge was incurred in connection with restructuring in Switzerland.
The following table outlines the Corporation's consolidated disclosure of the pension benefits and postretirement benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2020 measurement date.

	Pension Benefits		Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Change in benefit obligation:
Beginning of year	$945,187	$814,894	$23,566	$22,060
Service cost	26,013	23,664	506	432
Interest cost	23,847	29,019	609	796
Plan participants’ contributions	1,366	1,276	331	346
Actuarial (gain) loss	92,596	118,893	3,048	2,124
Benefits paid	(46,607)	(43,736)	(2,390)	(2,192)
Actual expenses	(1,526)	(1,846)	—	—
Curtailments	1,636	—	—	—
Settlements	(3,867)	—	—	—
Currency translation adjustments	5,390	3,023	—	—
End of year	$1,044,035	$945,187	$25,670	$23,566

Change in plan assets:
Beginning of year	$835,139	$738,296	$—	$—
Actual return on plan assets	105,810	133,896	—	—
Employer contribution	155,359	3,867	2,059	1,846
Plan participants’ contributions	1,366	1,276	331	346
Benefits paid	(46,607)	(43,736)	(2,390)	(2,192)
Actual expenses	(1,526)	(1,846)	—	—
Settlements	(3,867)	—	—	—
Currency translation adjustments	4,835	3,386	—	—
End of year	$1,050,509	$835,139	$—	$—

Funded status	$6,474	$(110,048)	$(25,670)	$(23,566)

	Pension Benefits		Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Amounts recognized on the balance sheet
Noncurrent assets	$92,554	$11,711	$—	$—
Current liabilities	(6,444)	(5,143)	(1,596)	(1,547)
Noncurrent liabilities	(79,636)	(116,616)	(24,074)	(22,019)
Total	$6,474	$(110,048)	$(25,670)	$(23,566)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$294,545	$263,660	$624	$(2,429)
Prior service cost	(321)	(934)	(747)	(1,404)
Total	$294,224	$262,726	$(123)	$(3,833)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$114,297	$881,731	N/A	N/A
Accumulated benefit obligation	111,807	848,309	N/A	N/A
Fair value of plan assets	28,217	759,972	N/A	N/A
Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Weighted-average assumptions in determination of benefit obligation:
Discount rate	2.36%	3.05%	2.43%	3.15%
Rate of compensation increase	3.41%	3.46%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	7.25%	7.50%
Ultimate rate reached in 2026	N/A	N/A	4.50%	4.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	3.05%	4.09%	3.15%	4.20%
Expected return on plan assets	7.11%	7.59%	N/A	N/A
Rate of compensation increase	3.46%	3.50%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	7.50%	7.85%
Ultimate rate reached in 2026	N/A	N/A	4.50%	4.50%
The Corporation applies the spot rate, or full yield curve, approach for developing discount rates. The discount rate for each plan's past service liabilities and service cost is determined by discounting the plan’s expected future benefit payments using a yield curve developed from high quality bonds that are rated Aa or better by Moody’s as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at one effective rate for these components. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment, based on the anticipated optional form elections.
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

	As of December 31,		Target	Expected
	2020	2019	Exposure	Range
Asset class
Domestic equities	54%	51%	50%	40%-60%
International equities	15%	15%	15%	10%-20%
Total equity	69%	66%	65%	55%-75%
Fixed income	31%	34%	35%	25%-45%
As of December 31, 2020 and 2019, cash funds in the CW Pension Plan represented approximately 2% and 3% of portfolio assets, respectively.
Foreign plan assets represent 11% of consolidated plan assets, with most of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 3.5% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets (in thousands) using the fair value hierarchy as of December 31, 2020.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$22,457	$2,010	$20,447	$—
Equity securities- Mutual funds (1)	534,479	427,391	107,088	—
Bond funds (2)	273,979	211,372	62,607	—
Other (3)	4,224	—	—	4,224
December 31, 2019	$835,139	$640,773	$190,142	$4,224
Cash and cash equivalents	$16,710	$1,376	$15,334	$—
Equity securities- Mutual funds (1)	688,257	570,293	117,964	—
Bond funds (2)	341,140	242,627	98,513	—
Other (3)	4,402	—	—	4,402
December 31, 2020	$1,050,509	$814,296	$231,811	$4,402
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
(3)This category consists primarily of real estate investment trusts in Switzerland.
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
The following table presents a reconciliation of Level 3 assets held during the years ended December 31, 2020 and 2019:

(In thousands)	Insurance Contracts	Other	Total
December 31, 2018	$8,408	$2,313	$10,721
Actual return on plan assets:
Relating to assets still held at the reporting date	—	115	115
Purchases, sales, and settlements	(8,408)	1,715	(6,693)
Foreign currency translation adjustment	—	81	81
December 31, 2019	$—	$4,224	$4,224
Actual return on plan assets:
Relating to assets still held at the reporting date	5	(20)	(15)
Relating to assets sold during the period	—	(58)	(58)
Purchases, sales, and settlements	523	(680)	(157)
Foreign currency translation adjustment	49	359	408
December 31, 2020	$577	$3,825	$4,402
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2021	$55,668	$1,596	$57,264
2022	55,872	1,592	57,464
2023	56,721	1,595	58,316
2024	61,772	1,569	63,341
2025	58,203	1,548	59,751
2026 — 2030	295,165	7,099	302,264
Defined Contribution Retirement Plans
The Corporation offers all of its full-time domestic employees the opportunity to participate in a defined contribution plan. Costs incurred by the Corporation in the administration and record keeping of the defined contribution plan are paid for by the Corporation and are not considered material.
Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 7% of eligible compensation. During the year ended December 31, 2020, the expense relating to the plan was $19.3 million, consisting of $10.0 million in matching contributions to the plan in 2020, and $9.3 million in non-elective contributions, primarily paid in January 2021. Cumulative contributions of approximately $104 million are expected to be made from 2021 through 2025.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $5.3 million in each of 2020, 2019, and 2018, respectively.

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

The Power reportable segment is comprised of businesses that primarily provide products to the power generation markets and to a lesser extent the naval defense market. The products offered include main coolant pumps, power-dense compact motors, generators, secondary propulsion systems, pumps, pump seals, control rod drive mechanisms, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing products.

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

Net sales and operating income by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net sales
Commercial/Industrial	$951,292	$1,138,740	$1,113,138
Defense	734,041	626,282	603,794
Power	708,865	726,237	697,491
Less: Intersegment Revenues	(2,862)	(3,298)	(2,588)
Total Consolidated	$2,391,336	$2,487,961	$2,411,835

(In thousands)	2020	2019	2018
Operating income (expense)
Commercial/Industrial	$81,581	$179,637	$167,647
Defense	140,406	137,286	140,680
Power	104,626	122,139	101,646
Corporate and Eliminations (1)	(37,765)	(35,109)	(36,347)
Total Consolidated	$288,848	$403,953	$373,626

Depreciation and amortization expense
Commercial/Industrial	$44,921	$45,895	$48,174
Defense	38,507	22,204	21,537
Power	28,344	30,213	29,294
Corporate	4,131	4,100	3,944
Total Consolidated	$115,903	$102,412	$102,949

Segment assets
Commercial/Industrial	$1,315,361	$1,363,592	$1,312,823
Defense	1,655,564	1,209,706	975,047
Power	847,380	885,727	792,102
Corporate	175,445	305,236	175,413
Assets held for sale	27,584	—	—
Total Consolidated	$4,021,334	$3,764,261	$3,255,385

Capital expenditures
Commercial/Industrial	$21,643	$28,983	$26,510
Defense	4,326	8,479	9,100
Power	18,656	28,700	11,944
Corporate	2,874	3,590	5,863
Total Consolidated	$47,499	$69,752	$53,417
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
Reconciliations

	Year Ended December 31,
(In thousands)	2020	2019	2018
Earnings before taxes:
Total segment operating income	$326,613	$439,062	$409,973
Corporate and Eliminations	(37,765)	(35,109)	(36,347)
Interest expense	35,545	31,347	33,983
Other income, net	9,748	23,856	16,596
Total consolidated earnings before tax	$263,051	$396,462	$356,239

	As of December 31,
(In thousands)	2020	2019	2018
Assets:
Total assets for reportable segments	$3,818,305	$3,459,025	$3,079,972
Assets held for sale	27,584	—	—
Non-segment cash	49,157	235,260	138,053
Other assets	126,288	69,976	37,360
Total consolidated assets	$4,021,334	$3,764,261	$3,255,385

Geographic Information

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues
United States of America	$1,758,424	$1,710,371	$1,623,511
United Kingdom	90,628	120,297	126,439
Other foreign countries	542,284	657,293	661,885
Consolidated total	$2,391,336	$2,487,961	$2,411,835

	As of December 31,
(In thousands)	2020	2019	2018
Long-Lived Assets - Property, plant, and equipment, net
United States of America	$271,299	$271,609	$258,504
United Kingdom	34,221	34,228	34,649
Other foreign countries	72,680	79,756	81,507
Consolidated total	$378,200	$385,593	$374,660
Net sales by product line

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net sales
Flow Control	$1,037,155	$1,051,821	$1,008,262
Motion Control	1,098,184	1,130,593	1,090,703
Surface Technologies	255,997	305,547	312,870
Consolidated total	$2,391,336	$2,487,961	$2,411,835

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of December 31, 2020 and 2019, there were $21.1 million and $32.6 million of stand-by letters of credit outstanding, respectively, and $5.6 million and $10.8 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation of approximately $7.8 million. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

Within the Corporation’s Power segment, EMD is the RCP supplier for the WEC AP1000 nuclear power plants in China and the United States.  The terms of the AP1000 China and U.S. contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. On October 10, 2013, the Corporation received a letter from WEC stating entitlements to the maximum amount of liquidated damages allowable under the AP1000 China contract from WEC of approximately $25 million.  As of December 31, 2020, the Corporation has not met certain contractual delivery dates under its AP1000 U.S. and China contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delays. In January 2021, the Corporation and WEC agreed to participate in formal non-binding mediation. The Corporation believes that the ultimate resolution of the matter will not have a material impact on its consolidated financial statements. As of December 31, 2020, the range of possible loss for these two matters is $0 to $55.5 million.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2018	$(147,148)	$(141,299)	$(288,447)
Other comprehensive loss before reclassifications (1)	18,447	(35,212)	(16,765)
Amounts reclassified from accumulated other comprehensive income (1)	—	6,195	6,195
Net current period other comprehensive income (loss)	18,447	(29,017)	(10,570)
Cumulative effect from adoption of ASU 2018-02	$(1,318)	$(24,939)	$(26,257)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive loss before reclassifications (1)	41,282	(44,513)	(3,231)
Amounts reclassified from accumulated other comprehensive income (1)	—	17,649	17,649
Net current period other comprehensive income (loss)	41,282	(26,864)	14,418
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
(1)All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the statement where net earnings is presented
(In thousands)	2020	2019
Defined benefit pension and postretirement plans
Amortization of prior service costs	926	939	Other income, net
Amortization of net actuarial losses	(23,057)	(9,112)	Other income, net
Settlements	(1,086)	—	Other income, net
	(23,217)	(8,173)	Earnings before income taxes
	5,568	1,978	Provision for income taxes
Total reclassifications	$(17,649)	$(6,195)	Net earnings

21. RESTRUCTURING COSTS

During the year ended December 31, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which include workforce reductions and consolidation of facilities, resulted in $43 million of pre-tax charges for the year ended December 31, 2020. The Company anticipates that these actions, which have been substantially completed as of December 31, 2020, will result in total cost savings of approximately $40 million annually.

The following tables summarize the respective balances related to these restructuring activities:

In thousands	Restructuring Liability as of December 31, 2019	Provision	Cash Payments	Restructuring Liability as of December 31, 2020
Commercial/Industrial
Severance	$—	$12,075	$(9,796)	$2,279
Facility closure and other exit costs	—	4,534	(4,057)	477
Total Commercial/Industrial	$—	$16,609	$(13,853)	$2,756

Defense
Severance	$—	$3,150	$(2,937)	$213
Facility closure and other exit costs	—	40	(40)	—
Total Defense	$—	$3,190	$(2,977)	$213

Power
Severance	$—	$5,972	$(2,131)	$3,841
Facility closure and other exit costs	—	1,357	(1,223)	134
Total Power	$—	$7,329	$(3,354)	$3,975

Consolidated
Severance	$—	$21,197	$(14,864)	$6,333
Facility closure and other exit costs	—	5,931	(5,320)	611
Total consolidated	$—	$27,128	$(20,184)	$6,944

A reconciliation of total pre-tax restructuring charges is as follows:

	Affected line item in the Consolidated Statement of Earnings
		Year ended
(In thousands)		December 31, 2020
Inventory write-downs	Cost of product sales	$9,184

Severance, facility closure, and other exit costs	Restructuring expenses	27,128
Property, plant, and equipment & operating lease right-of-use asset impairments	Restructuring expenses	4,567
		$31,695

Pension-related charges	Other income, net	$1,846

Total restructuring charges	Earnings before income taxes	$42,725

There were no such comparable charges for the year ended December 31, 2019.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected unaudited quarterly Consolidated Statements of Earnings information for the fiscal years ended December 31, 2020 and 2019.

(In thousands, except per share data)	First	Second	Third	Fourth
2020
Net sales	$601,231	$550,047	$571,614	$668,444
Gross profit	200,579	186,026	212,821	241,801
Net earnings	51,761	31,018	64,620	53,993

Net earnings per share
Basic earnings per share	$1.22	$0.75	$1.56	$1.31
Diluted earnings per share	$1.21	$0.74	$1.55	$1.30

2019
Net sales	$578,314	$638,996	$614,880	$655,771
Gross profit	196,873	230,044	226,076	245,752
Net earnings	55,593	80,072	82,510	89,408

Net earnings per share
Basic earnings per share	$1.30	$1.87	$1.93	$2.09
Diluted earnings per share	$1.29	$1.86	$1.92	$2.08
Note: Certain amounts may not add due to rounding.

23. SUBSEQUENT EVENTS

Beginning in the first quarter of 2021, the Corporation implemented organizational changes to better align its reportable segments and end markets. These changes resulted in the transfer of the Corporation's valve division from the Commercial/Industrial segment to the Power segment as well as the transfer of one of the Corporation's naval valves businesses from the Defense segment to the Power segment. In conjunction with these changes, the Commercial/Industrial, Defense, and Power segments will now be referred to as Aerospace & Industrial, Defense Electronics, and Naval & Power, respectively. The aforementioned changes will be reflected in the Corporation's condensed consolidated financial statements for the quarterly period ended March 31, 2021.

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2020. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Over-Time Basis – Refer to Note 2 to the financial statements

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

Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of costs that will be incurred to complete production of goods or provision of services. As of December 31, 2020, revenue was $2.391 billion, of which 52% relates to over-time revenue.

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
February 25, 2021

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dyna-Flo Control Valve Services Ltd, Integrated Air Defense System product line, and Pacific Star Communications, Inc., which were acquired on February 26, 2020, April 20, 2020, and October 30, 2020 respectively, and whose financial statements constitute 2% of total net sales and 2% of total assets of the consolidated financial statement amounts (excluding acquired intangible assets and goodwill) as of and for year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Dyna-Flo Control Valve Services Ltd, Integrated Air Defense System product line, and Pacific Star Communications, Inc..

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
February 25, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2020, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2020 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, under guidelines established by the SEC, companies are allowed to exclude acquired businesses from management's report on internal control over financial reporting for the first year subsequent to acquisition. Accordingly, in making its assessment of internal control over financial reporting as of December 31, 2020, management excluded the internal control activities of the Corporation's current period acquisitions: Dyna-Flo Control Valve Services Ltd, Integrated Air Defense System product line, and Pacific Star Communications, Inc.. The aforementioned acquisitions constituted approximately 2% of total net sales and 2% of total assets (excluding acquired intangible assets and goodwill) as of and for the year ended December 31, 2020.
Based on management’s assessment, management believes that as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2020 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 6, 2021 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item

201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."

PART IV
Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes				Page
	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings			38
		Consolidated Statements of Comprehensive Income			39
		Consolidated Balance Sheets			40
		Consolidated Statements of Cash Flows			41
		Consolidated Statements of Stockholders' Equity			42
		Notes to Consolidated Financial Statements			43
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			84
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A12B/A	May 24, 2005
	4.2	Description of Registrant’s Securities	DEF 14A	May 24, 2005
	10.1	Curtiss-Wright Corporation 2005 Omnibus Long-Term Incentive Plan, amended and restated effective January 1, 2010*	14A	March 19, 2010
	10.2	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.3	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*			X
	10.4	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011

10.5	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012
10.6	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.7	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.8	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
10.9	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 25, 2016
10.10	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 21, 2017
10.11	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 21, 2017
10.12	Instrument of Amendment No. 3 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 22, 2018
10.13	Instrument of Amendment No. 4 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 22, 2018
10.14	Instrument of Amendment No. 5 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 27, 2019
10.15	Instrument of Amendment No. 6 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 27, 2019
10.16	Instrument of Amendment No. 7 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated January 1, 2015*	10-K	February 27, 2020
10.17	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.18	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.19	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.20	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.21	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.22	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.23	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.24	Instrument of Amendment No. 7 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019

10.25	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.26	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.27	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.28	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.29	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2020
10.30	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.31	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.32	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.33	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.34	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.35	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.36	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.37	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.38	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.39	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.40	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.41	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.42	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.43	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.44	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016

10.45	Standard Change In Control Severance Protection Agreement, dated February 16, 2021, between the Registrant and Key Executives of the Registrant*			X
10.46	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended May 10, 2018*	14A	March 23, 2018
10.47	Incentive Compensation Plan, as amended November 15, 2010 *	14A	March 24, 2011
10.48	Restricted Stock Unit Agreement, dated April 1, 2013, by and between the Registrant and Thomas Quinly *	10-Q	May 2, 2013
10.49	Restricted Stock Unit Agreement, dated February 6, 2019, by and between the Registrant and Lynn M. Bamford*			X
10.50	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.51	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.52	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.53	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.54	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.55
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
		8-K	October 17, 2018
10.56	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.57	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
21.00	Subsidiaries of the Registrant			X
23.00	Consent of Independent Registered Public Accounting Firm			X
31.10	Certification of Lynn M. Bamford, President and CEO, Pursuant to Rule 13a - 14(a)			X
31.20	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rule 13a - 14(a)			X
32.00	Certification of Lynn M. Bamford, President and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2020, 2019, and 2018
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2020
Tax valuation allowance	3,386	3,439	50	(1)	5,635	(2)	1,240
Total	$3,386	$3,439	$50		$5,635		$1,240
December 31, 2019
Tax valuation allowance	11,646	1,305	(22)	(1)	9,543	(3)	3,386
Total	$11,646	$1,305	$(22)		$9,543		$3,386
December 31, 2018
Tax valuation allowance	12,322	108	17	(1)	801		11,646
Total	$12,322	$108	$17		$801		$11,646

(1) Primarily foreign currency translation adjustments.
(2) $3.8 million relates to net operating losses reclassified as held-to-sale.
(3) $5.7 million relates to the capital loss carryforward expiration from the sale of the Downstream oil and gas business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:     February 25, 2021    By: /s/ Lynn M. Bamford
Lynn M. Bamford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 25, 2021    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer

Date:    February 25, 2021    By: /s/ Gary A. Ogilby
Gary A. Ogilby
Vice President and Corporate Controller

Date:    February 25, 2021    By: /s/ David C. Adams
David C. Adams
Executive Chairman

Date:    February 25, 2021    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 25, 2021    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 25, 2021    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 25, 2021    By: /s/ Glenda J. Minor
Glenda J. Minor
Director

Date:    February 25, 2021    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 25, 2021    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 25, 2021    By: /s/ Albert E. Smith
Albert E. Smith
Director

Date:     February 25, 2021    By: /s/ Peter C. Wallace
Peter C. Wallace
Director