Form 10-Q
period 2021-03-31
CURTISS WRIGHT CORP
filed 2021-05-06
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

or

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

Common Stock, par value $1.00 per share: 40,938,233 shares as of April 30, 2021.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Net sales
Product sales	$508,975	$497,929
Service sales	88,084	103,302
Total net sales	597,059	601,231
Cost of sales
Cost of product sales	329,454	330,813
Cost of service sales	57,848	69,839
Total cost of sales	387,302	400,652
Gross profit	209,757	200,579
Research and development expenses	21,863	18,307
Selling expenses	29,596	31,588
General and administrative expenses	73,232	76,658
Restructuring expenses	—	1,580
Operating income	85,066	72,446
Interest expense	9,959	7,489
Other income, net	4,843	5,532
Earnings before income taxes	79,950	70,489
Provision for income taxes	(20,481)	(18,728)
Net earnings	$59,469	$51,761

Net earnings per share:
Basic earnings per share	$1.45	$1.22
Diluted earnings per share	$1.45	$1.21

Dividends per share	0.17	0.17

Weighted-average shares outstanding:
Basic	40,933	42,456
Diluted	41,103	42,770

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net earnings	$59,469	$51,761
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(3,960)	$(50,275)
Pension and postretirement adjustments, net of tax (2)	5,600	4,681
Other comprehensive income (loss), net of tax	1,640	(45,594)
Comprehensive income	$61,109	$6,167

(1) The tax benefit (expense) included in foreign currency translation adjustments for the three months ended March 31, 2021 and 2020 was immaterial.

(2) The tax expense included in pension and postretirement adjustments for the three months ended March 31, 2021 and 2020 was $1.7 million and $1.3 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$147,069	$198,248
Receivables, net	617,499	588,718
Inventories, net	446,632	428,879
Assets held for sale	27,055	27,584
Other current assets	48,484	57,395
Total current assets	1,286,739	1,300,824
Property, plant, and equipment, net	369,970	378,200
Goodwill	1,465,224	1,455,137
Other intangible assets, net	583,195	609,630
Operating lease right-of-use assets, net	143,969	150,898
Prepaid pension asset	99,087	92,531
Other assets	32,866	34,114
Total assets	$3,981,050	$4,021,334
Liabilities
Current liabilities:
Current portion of long-term debt	$100,000	$100,000
Accounts payable	160,765	201,237
Accrued expenses	108,486	140,200
Income taxes payable	18,399	6,633
Deferred revenue	238,742	253,411
Liabilities held for sale	9,132	10,141
Other current liabilities	99,278	98,755
Total current liabilities	734,802	810,377
Long-term debt	957,907	958,292
Deferred tax liabilities, net	114,791	115,007
Accrued pension and other postretirement benefit costs	98,645	98,345
Long-term operating lease liability	126,454	133,069
Long-term portion of environmental reserves	15,305	15,422
Other liabilities	94,982	103,248
Total liabilities	2,142,886	2,233,760
Contingencies and commitments (Note 14)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 49,187,378 shares issued as of March 31, 2021 and December 31, 2020; outstanding shares were 40,943,314 as of March 31, 2021 and 40,916,429 as of December 31, 2020	49,187	49,187
Additional paid in capital	119,172	122,535
Retained earnings	2,722,829	2,670,328
Accumulated other comprehensive loss	(309,216)	(310,856)
Common treasury stock, at cost (8,244,064 shares as of March 31, 2021 and 8,270,949 shares as of December 31, 2020)	(743,808)	(743,620)
Total stockholders’ equity	1,838,164	1,787,574
Total liabilities and stockholders’ equity	$3,981,050	$4,021,334

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$59,469	$51,761
Adjustments to reconcile net earnings to net cash used for operating activities
Depreciation and amortization	28,595	28,142
Gain on sale/disposal of long-lived assets	(349)	(387)
Deferred income taxes	3,629	2,809
Share-based compensation	3,327	3,340
Inventory write-down	—	1,205
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(27,593)	(1,614)
Inventories, net	(18,059)	(24,099)
Progress payments	(1,114)	(1,906)
Accounts payable and accrued expenses	(71,528)	(98,179)
Deferred revenue	(14,836)	(23,298)
Income taxes payable	16,247	22,783
Pension and postretirement liabilities, net	1,182	(149,468)
Other current and long-term assets and liabilities	(5,573)	(3,665)
Net cash used for operating activities	(26,603)	(192,576)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	1,022	2,006
Additions to property, plant, and equipment	(8,537)	(18,637)
Acquisition of business, net of cash acquired	—	(51,043)
Additional consideration paid on prior year acquisitions	(5,340)	—
Net cash used for investing activities	(12,855)	(67,674)
Cash flows from financing activities:
Borrowings under revolving credit facility	65,301	188,724
Payment of revolving credit facility	(65,301)	(42,297)
Repurchases of common stock	(11,797)	(112,013)
Proceeds from share-based compensation	4,919	5,066
Other	(229)	(212)
Net cash provided by (used for) financing activities	(7,107)	39,268
Effect of exchange-rate changes on cash	(4,614)	(12,294)
Net decrease in cash and cash equivalents	(51,179)	(233,276)
Cash and cash equivalents at beginning of period	198,248	391,033
Cash and cash equivalents at end of period	$147,069	$157,757
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	51,761	—	—
Other comprehensive loss, net of tax	—	—	—	(45,594)	—
Dividends declared	—	—	(7,095)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Employee stock purchase plan and stock options exercised	—	350	—	—	4,716
Share-based compensation	—	3,123	—	—	217
Repurchase of common stock (1)	—	—	—	—	(112,013)
Other	—	(517)	—	—	517
March 31, 2020	$49,187	$114,911	$2,541,777	$(370,868)	$(665,170)

	For the three months ended March 31, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	59,469	—	—
Other comprehensive income, net of tax	—	—	—	1,640	—
Dividends declared	—	—	(6,968)	—	—
Restricted stock	—	(6,407)	—	—	6,407
Employee stock purchase plan and stock options exercised	—	411	—	—	4,508
Share-based compensation	—	3,230	—	—	97
Repurchase of common stock (1)	—	—	—	—	(11,797)
Other	—	(597)	—	—	597
March 31, 2021	$49,187	$119,172	$2,722,829	$(309,216)	$(743,808)
(1) For the three months ended March 31, 2021 and 2020, the Corporation repurchased approximately 0.1 million and 1.1 million shares of its common stock, respectively.
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the "Corporation" or the "Company") is a global, diversified manufacturing and service company that designs, manufactures, and overhauls precision components and provides highly engineered products and services to the aerospace, defense, power & process, and general industrial markets.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2021 and 2020, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2020 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

On January 1, 2021, the Corporation implemented an organizational change to simplify its reportable segments and align its product sales with its end market structure. As a result, the Corporation now operates under the following three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power. This change resulted in the transfer of the Corporation's valve-related operations into the new Naval & Power segment. While this organizational change resulted in the recasting of previously reported amounts across all reportable segments, it did not impact the Corporation’s previously reported consolidated financial statements.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Over-time	52%	52%
Point-in-time	48%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.1 billion as of March 31, 2021, of which the Corporation expects to recognize approximately 88% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2021	2020
Aerospace & Defense
Aerospace Defense	$111,016	$101,827
Ground Defense	55,746	22,657
Naval Defense	177,905	165,693
Commercial Aerospace	57,269	100,680
Total Aerospace & Defense	$401,936	$390,857

Commercial
Power & Process	105,504	123,926
General Industrial	89,619	86,448
Total Commercial	$195,123	$210,374

Total	$597,059	$601,231

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2021 and 2020 included in contract liabilities at the beginning of the respective years was approximately $77 million and $89 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the three months ended March 31, 2021, the Corporation paid $5 million in regard to prior period acquisitions, which included a working capital adjustment on the acquisition of Pacific Star Communications, Inc. (PacStar), as well as a portion of the purchase price on the acquisition of Dyna-Flo Control Valve Services Ltd. (Dyna-Flo), which was initially held back in accordance with the terms of the Purchase Agreement.

During the three months ended March 31, 2020, the Corporation acquired one business for an aggregate purchase price of $60 million, which is described in more detail below.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the three months ended March 31, 2020.

(In thousands)	2020
Accounts receivable	$2,696
Inventory	10,233
Property, plant, and equipment	1,316
Other current and non-current assets	185
Intangible assets	24,734
Operating lease right-of-use assets, net	1,992
Current and non-current liabilities	(9,387)
Net tangible and intangible assets	31,769
Goodwill	28,442
Total purchase price	$60,211

Goodwill deductible for tax purposes	23,800

2020 Acquisition

Dyna-Flo

On February 28, 2020, the Corporation acquired 100% of the issued and outstanding share capital of Dyna-Flo for $60 million, net of cash acquired. The Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price held back as security for potential indemnification claims against the seller. Dyna-Flo specializes in control valves, actuators, and control systems for the chemical, petrochemical, and oil and gas markets. The acquired business operates within the Naval & Power segment.

4. ASSETS HELD FOR SALE

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany, which is reported within its Naval & Power segment. The business met the criteria to be classified as held for sale in the fourth quarter of 2020. Accordingly, the assets and liabilities of the business are presented as held for sale in the Corporation's Condensed Consolidated Balance Sheet. The aforementioned assets and liabilities classified as held for sale have been measured at the lower of carrying value or fair value less costs to sell, which resulted in an impairment loss of $33 million in the fourth quarter of 2020. No impairment loss was recorded on the assets or liabilities held for sale during the three months ended March 31, 2021.
The aggregate components of assets and liabilities classified as held for sale are as follows:

(In thousands)	March 31, 2021	December 31, 2020
Assets held for sale:
Receivables, net	$8,871	$9,902
Inventories, net	16,807	16,401
Other current assets	1,829	1,798
Property, plant, and equipment, net	4,673	4,821
Reserve for assets held for sale	(5,125)	(5,338)
Total assets held for sale, current	$27,055	$27,584
Liabilities held for sale:
Accounts payable	$(2,219)	$(2,654)
Accrued expenses	(1,309)	(1,375)
Other current liabilities	(173)	(748)
Accrued pension and other postretirement benefit costs	(5,431)	(5,364)
Total liabilities held for sale, current	$(9,132)	$(10,141)

5.           RECEIVABLES

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

The composition of receivables is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Billed receivables:
Trade and other receivables	$365,874	$361,460
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	261,495	238,309
Less: Progress payments applied	(2,294)	(3,291)
Net unbilled receivables	259,201	235,018
Less: Allowance for doubtful accounts	(7,576)	(7,760)
Receivables, net	$617,499	$588,718

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

The composition of inventories is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$190,874	$177,828
Work-in-process	86,760	80,729
Finished goods	120,594	120,767
Inventoried costs related to U.S. Government and other long-term contracts (1)	55,195	56,599
Inventories, net of reserves	453,423	435,923
Less: Progress payments applied	(6,791)	(7,044)
Inventories, net	$446,632	$428,879

(1) As of March 31, 2021 and December 31, 2020, this caption also includes capitalized development costs of $28.5 million and $29.7 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of March 31, 2021 and December 31, 2020, capitalized development costs of $12.6 million and $13.0 million, respectively, are not currently supported by existing firm orders.

7.           GOODWILL

In connection with the change in reportable segments, the Corporation recast its previously reported goodwill balances as of December 31, 2020 on a relative fair value basis. As a result, the Corporation performed an interim quantitative impairment assessment of each of its reporting units, and concluded that no impairment existed as of March 31, 2021. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information on the Corporation’s reportable segments.

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2020	$316,921	$703,915	$434,301	$1,455,137
Adjustments (1)	—	11,228	—	11,228
Foreign currency translation adjustment	432	(1,320)	(253)	(1,141)
March 31, 2021	$317,353	$713,823	$434,048	$1,465,224
(1) Amount relates to post-closing adjustments on the Corporation's acquisition of PacStar in October 2020.

8.           OTHER INTANGIBLE ASSETS, NET

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2021			December 31, 2020
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$275,291	$(152,570)	$122,721	$280,595	$(148,064)	$132,531
Customer related intangibles	569,959	(247,900)	322,059	573,722	(239,798)	333,924
Programs (1)	144,000	(21,600)	122,400	144,000	(19,800)	124,200
Other intangible assets	49,664	(33,649)	16,015	51,493	(32,518)	18,975
Total	$1,038,914	$(455,719)	$583,195	$1,049,810	$(440,180)	$609,630

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the three months ended March 31, 2021 was $14.9 million as compared to $14.1 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2021 through 2025 is $59.5 million, $55.3 million, $51.5 million, $48.1 million, and $45.5 million, respectively.

9.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The gain for the three months ended March 31, 2021 was immaterial. The loss for the three months ended March 31, 2020 was $8.1 million.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2021.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	$100,000	$101,796	$100,000	$102,173
3.70% Senior notes due 2023	202,500	211,611	202,500	211,790
3.85% Senior notes due 2025	90,000	96,673	90,000	97,429
4.24% Senior notes due 2026	200,000	219,392	200,000	224,390
4.05% Senior notes due 2028	67,500	72,994	67,500	75,440
4.11% Senior notes due 2028	90,000	97,438	90,000	101,047
3.10% Senior notes due 2030	150,000	148,971	150,000	155,805
3.20% Senior notes due 2032	150,000	146,813	150,000	155,048
Total debt	1,050,000	1,095,688	1,050,000	1,123,122
Debt issuance costs, net	(1,084)	(1,084)	(1,147)	(1,147)
Unamortized interest rate swap proceeds	8,991	8,991	9,439	9,439
Total debt, net	$1,057,907	$1,103,595	$1,058,292	$1,131,414

10.           PENSION PLANS

Defined Benefit Pension Plans

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2020 Annual Report on Form 10-K.

The components of net periodic pension cost for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Service cost	$6,870	$6,611
Interest cost	4,306	6,058
Expected return on plan assets	(15,180)	(16,896)
Amortization of prior service cost	(63)	(71)
Amortization of unrecognized actuarial loss	7,143	5,749
Net periodic pension cost	$3,076	$1,451

The Corporation does not expect to make any contributions to the Curtiss-Wright Pension Plan in 2021. Contributions to the foreign benefit plans are not expected to be material in 2021. During the three months ended March 31, 2020, the Corporation made a $150 million voluntary contribution to the Curtiss-Wright Pension Plan.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three months ended March 31, 2021 and 2020, the expense relating to the plan was $5.3 million and $6.0 million, respectively. The Corporation made $11.8 million in contributions to the plan during the three months ended March 31, 2021 and expects to make total contributions of $19.0 million in 2021.

11.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Basic weighted-average shares outstanding	40,933	42,456
Dilutive effect of stock options and deferred stock compensation	170	314
Diluted weighted-average shares outstanding	41,103	42,770

For the three months ended March 31, 2021, approximately 88,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive equity-based awards for three months ended March 31, 2020.

12.           SEGMENT INFORMATION

Prior to the first quarter of 2021, the Corporation reported its results of operations through three reportable segments: Commercial/Industrial, Defense, and Power. On January 1, 2021, the Corporation implemented an organizational change to simplify its reportable segments and align its product sales with its end market structure. As a result, the Corporation now reports its results of operations through the following reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power. While this organizational change resulted in the recasting of previously reported amounts across all reportable segments, it did not impact the Corporation’s previously reported consolidated financial statements.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net sales
Aerospace & Industrial	$181,138	$227,021
Defense Electronics	182,298	140,311
Naval & Power	235,580	235,014
Less: Intersegment revenues	(1,957)	(1,115)
Total consolidated	$597,059	$601,231

Operating income (expense)
Aerospace & Industrial	$19,025	$32,140
Defense Electronics	36,623	24,063
Naval & Power	38,057	28,110
Corporate and other (1)	(8,639)	(11,867)
Total consolidated	$85,066	$72,446

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Total operating income	$85,066	$72,446
Interest expense	9,959	7,489
Other income, net	4,843	5,532
Earnings before income taxes	$79,950	$70,489

(In thousands)	March 31, 2021	December 31, 2020
Identifiable assets
Aerospace & Industrial	$1,017,236	$1,020,294
Defense Electronics	1,544,100	1,542,686
Naval & Power	1,256,745	1,255,325
Corporate and Other	135,914	175,445
Assets held for sale	27,055	27,584
Total consolidated	$3,981,050	$4,021,334

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive income (loss) before reclassifications (1)	41,282	(44,513)	(3,231)
Amounts reclassified from accumulated other comprehensive loss (1)	—	17,649	17,649
Net current period other comprehensive income (loss)	41,282	(26,864)	14,418
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive income (loss) before reclassifications (1)	(3,960)	350	(3,610)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	5,250	5,250
Net current period other comprehensive income (loss)	(3,960)	5,600	1,640
March 31, 2021	$(92,697)	$(216,519)	$(309,216)

(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$216	Other income, net
Amortization of actuarial losses	(7,143)	Other income, net
	(6,927)	Earnings before income taxes
	1,677	Provision for income taxes
Total reclassifications	$(5,250)	Net earnings

14.           CONTINGENCIES AND COMMITMENTS

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2021 and December 31, 2020, there were $19.7 million and $21.1 million of stand-by letters of credit outstanding, respectively. As of both March 31, 2021 and December 31, 2020, there were $5.6 million of bank guarantees outstanding. In addition, the Corporation is required to provide the Nuclear

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

Within the Corporation’s Naval & Power segment, Electro-Mechanical Division (EMD) is the RCP supplier for the Westinghouse Electric Company (WEC) AP1000 nuclear power plants in China and the United States. The terms of the AP1000 China and U.S. contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. The Corporation would be liable for liquidated damages if the Corporation was deemed responsible for not meeting the delivery dates. The Corporation did not meet certain contractual delivery dates under its AP1000 U.S. and China contracts; however, there are significant counterclaims and uncertainties as to which parties are responsible for the delay. In January 2021, the Corporation and WEC agreed to participate in formal non-binding mediation to settle all open disputes under both contracts. The mediation is tentatively scheduled to start late in the second quarter of 2021. As of March 31, 2021, the range of possible loss for liquidated damages on these two contracts is $0 to $55.5 million, consisting of $0 to $25 million on the China contract and $0 to $31 million on the U.S. contract. The Corporation believes that the ultimate resolution of these two matters will not have a material impact on its consolidated financial statements.

15. RESTRUCTURING COSTS

During the year ended December 31, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which included workforce reductions and consolidation of facilities, were substantially completed as of December 31, 2020. As of March 31, 2021 and December 31, 2020, the restructuring liability associated with these restructuring activities was $4.1 million and $6.9 million, respectively, with such liability expected to be substantially settled as of December 31, 2021. These balances are reported within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

******

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from COVID-19, including the impacts to supply and demand, and measures taken by governments and private industry in response, and (d) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a diversified, multinational provider of highly engineered, technologically advanced, value-added products and services to a broad range of industries which are reported through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We are positioned as a market leader across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We provide products and services to a number of global markets and have achieved balanced growth through the successful application of our core competencies in engineering and precision manufacturing. Our overall strategy is to be a balanced and diversified company, less vulnerable to cycles or downturns in any one market, and to establish strong positions in profitable niche markets. Approximately 55% of our 2021 revenues are expected to be generated from defense-related markets.

COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. Over the last twelve months, the pandemic has adversely affected certain elements of our business, including our supply chain and production levels, due to significant decreases in air traffic, temporary shutdowns of our customers’ and suppliers’ facilities, as well as decreased demand from our general industrial customers. We have experienced, and expect to continue to experience, unpredictable volatility in demand in our commercial aerospace and general industrial end markets. The extent to which COVID-19 continues to adversely impact our operations depends on future developments, including the impact of the global rollout of COVID-19 vaccines, as well as the emergence and impact of any new COVID-19 variants. However, given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Revolving Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through the current year and beyond.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2021. The financial information as of March 31, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our Form 10-K.

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

On January 1, 2021, the Corporation implemented an organizational change to simplify its reportable segments and align its product sales with its end market structure. As a result, the Corporation operates under the following three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power. This change resulted in the transfer of the Corporation's valve-related operations into the Naval & Power segment. While this organizational change resulted in the recasting of previously reported amounts across all reportable segments, it did not impact the Corporation’s previously reported consolidated financial statements.

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

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2021	2020	% change
Sales
Aerospace & Industrial	$180,331	$226,728	(20%)
Defense Electronics	181,212	139,581	30%
Naval & Power	235,516	234,922	—%
Total sales	$597,059	$601,231	(1%)

Operating income
Aerospace & Industrial	$19,025	$32,140	(41%)
Defense Electronics	36,623	24,063	52%
Naval & Power	38,057	28,110	35%
Corporate and other	(8,639)	(11,867)	27%
Total operating income	$85,066	$72,446	17%

Interest expense	9,959	7,489	(33)%
Other income, net	4,843	5,532	(12)%

Earnings before income taxes	79,950	70,489	13%
Provision for income taxes	(20,481)	(18,728)	(9%)
Net earnings	$59,469	$51,761	15%

New orders	$579,447	$569,801	2%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2021 vs. 2020
	Sales	Operating Income
Organic	(8%)	15%
Acquisitions	6%	5%
Foreign currency	1%	(3%)
Total	(1%)	17%

Sales during the three months ended March 31, 2021 decreased $4 million, or 1%, to $597 million, compared with the prior year period. On a segment basis, a sales increase of $42 million from the Defense Electronics segment was more than offset by lower sales of $46 million from the Aerospace & Industrial segment. Sales from the Naval & Power segment were essentially flat against the prior year period. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the three months ended March 31, 2021 increased $13 million, or 17%, to $85 million, compared with the prior year period, while operating margin increased 220 basis points to 14.2%, compared with the same period in 2020. In the Defense Electronics segment, operating income and operating margin benefited from favorable overhead absorption on higher sales, a favorable shift in mix within our defense electronics products, and the benefits of our cost containment initiatives, partially offset by higher research and development costs. Operating income and operating margin in the Naval & Power segment increased primarily due to a favorable shift in mix within our naval defense products, current year savings recognized as a result of our prior year restructuring actions, as well as the absence of prior period transition costs associated with our Dresser-Rand Government Business (DRG) facility. These increases were partially offset by lower operating income and operating margin in the Aerospace & Industrial segment primarily due to unfavorable overhead absorption on lower sales in the commercial aerospace market, partially offset by current year savings recognized as a result of our prior year restructuring actions.

Non-segment operating expense during the three months ended March 31, 2021 decreased $3 million, or 27%, to $9 million, primarily due to lower foreign currency losses.

Interest expense during the three months ended March 31, 2021 increased $2 million, or 33%, to $10 million, primarily due to the issuance of $300 million Senior Notes in August 2020.

Other income, net of $5 million was essentially flat compared to the prior year period.

The effective tax rate for the three months ended March 31, 2021 of 25.6% decreased as compared to an effective tax rate of 26.6% in the prior year period, primarily due to additional tax expense associated with the establishment of a valuation allowance against certain foreign deferred tax assets in the prior year period.

Comprehensive income for the three months ended March 31, 2021 was $61 million, compared to comprehensive income of $6 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $8 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the three months ended March 31, 2021 resulted in a $4 million comprehensive loss, compared to a $50 million comprehensive loss in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the Euro.

New orders increased $10 million during the three months ended March 31, 2021 from the comparable prior year period, primarily due to the incremental impact of our PacStar acquisition in the Defense Electronics segment. This increase was partially offset by the timing of naval defense orders in the Naval & Power segment and a decline in new orders for sensors and controls equipment as well as surface treatment services in the Aerospace & Industrial segment.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2021	2020	% change
Sales	$180,331	$226,728	(20%)
Operating income	19,025	32,140	(41%)
Operating margin	10.6%	14.2%	(360	bps)
New orders	$199,115	$204,339	(3%)
Components of sales and operating income increase (decrease):

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

	Three Months Ended
	March 31,
	2021 vs. 2020
	Sales	Operating Income
Organic	(22%)	(41%)
Acquisitions	—%	—%
Foreign currency	2%	—%
Total	(20%)	(41%)

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales during the three months ended March 31, 2021 decreased $46 million, or 20%, to $180 million from the prior year period, primarily due to the ongoing impact of the COVID-19 pandemic on the commercial aerospace market. Sales in the commercial aerospace market decreased $44 million primarily due to lower sales of actuation and sensors equipment and surface treatment services, as well as the exit of our build-to-print actuation product line during the prior year.

Operating income decreased $13 million, or 41%, to $19 million during the three months ended March 31, 2021 compared to the prior year period, while operating margin decreased 360 basis points to 10.6%. The decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales in the commercial aerospace market, partially offset by current year savings recognized as a result of our prior year restructuring actions.

New orders during the three months ended March 31, 2021 decreased $5 million from the comparable prior year period. This decrease was primarily due to a decline in new orders for sensors and controls equipment as well as surface treatment services, partially offset by higher demand for industrial vehicle products.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended
	March 31,
(In thousands)	2021	2020	% change
Sales	$181,212	$139,581	30%
Operating income	36,623	24,063	52%
Operating margin	20.2%	17.2%	300	bps
New orders	$182,300	$147,901	23%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2021 vs. 2020
	Sales	Operating Income
Organic	4%	43%
Acquisitions	25%	16%
Foreign currency	1%	(7%)
Total	30%	52%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales during the three months ended March 31, 2021 increased $42 million, or 30%, to $181 million from the prior year period.
Sales in the ground defense market increased $33 million primarily due to the incremental impact of our PacStar acquisition. In the aerospace defense market, sales increased $10 million primarily due to higher demand for embedded computing equipment on various helicopter and Unmanned Aerial Vehicle (UAV) platforms, including the Blackhawk and Global Hawk.

Operating income during the three months ended March 31, 2021 increased $13 million, or 52%, to $37 million, and operating margin increased 300 basis points from the prior year period to 20.2%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, a favorable shift in mix within our defense electronics products, and the benefits of our cost containment initiatives, partially offset by higher research and development costs.

New orders during the three months ended March 31, 2021 increased $34 million from the comparable prior year period, primarily due to the incremental impact of our PacStar acquisition.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended
	March 31,
(In thousands)	2021	2020	% change
Sales	$235,516	$234,922	—%
Operating income	38,057	28,110	35%
Operating margin	16.2%	12.0%	420	bps
New orders	$198,032	$217,561	(9%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2021 vs. 2020
	Sales	Operating Income
Organic	(1%)	38%
Acquisitions	1%	(1%)
Foreign currency	—%	(2%)
Total	—%	35%

Sales in the Naval & Power segment are primarily to the power & process and naval defense markets.

Sales during the three months ended March 31, 2021 of $236 million were essentially flat against the comparable prior year period. In the naval defense market, sales increased $18 million primarily due to higher production on the Virginia-class submarine and CVN-81 aircraft carrier programs, as well as higher foreign military sales. This increase was essentially offset by lower sales of $17 million in the power & process market, primarily due to lower domestic aftermarket sales and lower demand for industrial valve products.

Operating income during the three months ended March 31, 2021 increased $10 million, or 35%, to $38 million, and operating margin increased 420 basis points from the prior year period to 16.2%. The increases in operating income and operating margin were primarily due to current year savings recognized as a result of our prior year restructuring actions, a favorable shift in mix within our naval defense products, and the absence of prior period transition costs associated with our DRG facility.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders decreased $20 million during the three months ended March 31, 2021 from the comparable prior year period, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2021	2020	% change
Aerospace & Defense markets:
Aerospace Defense	$111,016	$101,827	9%
Ground Defense	55,746	22,657	146%
Naval Defense	177,905	165,693	7%
Commercial Aerospace	57,269	100,680	(43%)
Total Aerospace & Defense	$401,936	$390,857	3%

Commercial markets:
Power & Process	105,504	123,926	(15%)
General Industrial	89,619	86,448	4%
Total Commercial	$195,123	$210,374	(7%)

Total Curtiss-Wright	$597,059	$601,231	(1%)

Aerospace & Defense markets
Sales during the three months ended March 31, 2021 increased $11 million, or 3%, to $402 million, primarily due to higher sales in the ground defense, naval defense, and aerospace defense markets. Sales in the ground defense market benefited $33 million due to the incremental impact of our PacStar acquisition. Sales in the naval defense market increased primarily due to higher production on the Virginia-class submarine and CVN-81 aircraft carrier programs, as well as higher foreign military sales. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various helicopter and UAV platforms, including the Blackhawk and Global Hawk. These increases were partially offset by lower sales in the commercial aerospace market primarily due to a pandemic-driven decline in demand for sensors equipment and surface treatment services, as well as the exit of our build-to-print actuation product line during the prior year.

Commercial markets
Sales during the three months ended March 31, 2021 decreased $15 million, or 7%, to $195 million, primarily due to lower domestic aftermarket sales and lower demand for industrial valve products in the power & process market. This decrease was partially offset by higher demand for our industrial vehicle products in the general industrial market.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Cash provided by (used in):
Operating activities	$(26,603)	$(192,576)
Investing activities	(12,855)	(67,674)
Financing activities	(7,107)	39,268
Effect of exchange-rate changes on cash	(4,614)	(12,294)
Net decrease in cash and cash equivalents	(51,179)	(233,276)

Net cash used in operating activities decreased $166 million from the prior year period, primarily due to a prior year voluntary pension contribution of $150 million and higher cash earnings during the current period.

Net cash used in investing activities decreased $55 million from the comparable prior year period, primarily due to a prior period acquisition and lower current period capital expenditures. The Corporation acquired one business during the three months ended March 31, 2020 for approximately $60 million, inclusive of $51 million cash paid in the prior year period. The Corporation did not make any acquisitions during the three months ended March 31, 2021. Capital expenditures for the three months ended March 31, 2021 and March 31, 2020 were $9 million and $19 million, respectively, with the decrease primarily due to lower capital spending during the current period as well as lower current period investment related to the new DRG facility.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.5% and 3.6% for the three months ended March 31, 2021 and 2020, respectively. The Corporation’s average debt outstanding was $1,057 million and $795 million for the three months ended March 31, 2021 and 2020, respectively.

Credit Agreement

As of March 31, 2021, the Corporation had no outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $20 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of March 31, 2021 was $480 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the three months ended March 31, 2021, the Corporation used $12 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program. During the three months ended March 31, 2020, the Corporation used $112 million of cash to repurchase approximately 1.1 million outstanding shares under its share repurchase program.

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

As of March 31, 2021, we had the ability to borrow additional debt of $1.6 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2020 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 25, 2021, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2021.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2020 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2021 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2021. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2020 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2021.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	29,471	$115.36	29,471	$196,739,656
February 1 - February 28	33,590	113.13	63,061	192,939,681
March 1 - March 31	39,074	117.71	102,135	188,340,222
For the quarter ended March 31, 2021	102,135	$115.53	102,135	$188,340,222

In October 2020, the Corporation announced that its Board of Directors has authorized an additional $200 million for future share repurchases. The Corporation plans to repurchase at least $50 million of its common stock via a 10b5-1 program during the 2021 calendar year.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2021.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2021 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2020 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

31.1	Certification of Lynn M. Bamford, President and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Lynn M. Bamford, President and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ K. Christopher Farkas

K. Christopher Farkas
Vice President and Chief Financial Officer
Dated: May 6, 2021