Form 10-Q
period 2021-06-30
CURTISS WRIGHT CORP
filed 2021-08-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

or

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

Common Stock, par value $1.00 per share: 40,883,999 shares as of July 31, 2021.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales
Product sales	$515,392	$466,445	$1,024,367	$964,374
Service sales	106,103	83,602	194,187	186,904
Total net sales	621,495	550,047	1,218,554	1,151,278
Cost of sales
Cost of product sales	331,881	309,152	661,335	639,965
Cost of service sales	64,895	54,869	122,743	124,708
Total cost of sales	396,776	364,021	784,078	764,673
Gross profit	224,719	186,026	434,476	386,605
Research and development expenses	23,194	18,269	45,057	36,576
Selling expenses	29,564	25,193	59,160	56,781
General and administrative expenses	77,378	76,606	150,610	153,264
Restructuring expenses	—	10,609	—	12,189
Operating income	94,583	55,349	179,649	127,795
Interest expense	10,180	8,515	20,139	16,004
Other income (expense), net	440	(4,105)	5,283	1,427
Earnings before income taxes	84,843	42,729	164,793	113,218
Provision for income taxes	(23,435)	(11,711)	(43,916)	(30,439)
Net earnings	$61,408	$31,018	$120,877	$82,779

Net earnings per share:
Basic earnings per share	$1.50	$0.75	$2.95	$1.97
Diluted earnings per share	$1.49	$0.74	$2.94	$1.95

Dividends per share	0.18	0.17	0.35	0.34

Weighted-average shares outstanding:
Basic	40,915	41,629	40,921	42,092
Diluted	41,088	41,855	41,092	42,362

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings	$61,408	$31,018	$120,877	$82,779
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$7,243	$24,185	$3,283	$(26,090)
Pension and postretirement adjustments, net of tax (2)	4,442	4,002	10,042	8,683
Other comprehensive income (loss), net of tax	11,685	28,187	13,325	(17,407)
Comprehensive income	$73,093	$59,205	$134,202	$65,372

(1) The tax benefit included in foreign currency translation adjustments for the three and six months ended June 30, 2021 and June 30, 2020 was immaterial.

(2) The tax expense included in pension and postretirement adjustments for the three and six months ended June 30, 2021 was $1.5 million and $3.1 million, respectively. The tax expense included in pension and postretirement adjustments for the three and six months ended June 30, 2020 was $1.3 million and $2.7 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$197,508	$198,248
Receivables, net	644,089	588,718
Inventories, net	446,689	428,879
Assets held for sale	29,687	27,584
Other current assets	83,417	57,395
Total current assets	1,401,390	1,300,824
Property, plant, and equipment, net	366,789	378,200
Goodwill	1,466,735	1,455,137
Other intangible assets, net	568,604	609,630
Operating lease right-of-use assets, net	144,274	150,898
Prepaid pension asset	105,963	92,531
Other assets	31,230	34,114
Total assets	$4,084,985	$4,021,334
Liabilities
Current liabilities:
Current portion of long-term debt	100,000	100,000
Accounts payable	166,253	201,237
Accrued expenses	133,264	146,833
Deferred revenue	260,358	253,411
Liabilities held for sale	10,573	10,141
Other current liabilities	104,024	98,755
Total current liabilities	774,472	810,377
Long-term debt	957,504	958,292
Deferred tax liabilities, net	121,895	115,007
Accrued pension and other postretirement benefit costs	97,143	98,345
Long-term operating lease liability	127,136	133,069
Long-term portion of environmental reserves	14,655	15,422
Other liabilities	97,476	103,248
Total liabilities	2,190,281	2,233,760
Contingencies and commitments (Note 14)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 49,187,378 shares issued as of June 30, 2021 and December 31, 2020; outstanding shares were 40,871,691 as of June 30, 2021 and 40,916,429 as of December 31, 2020	49,187	49,187
Additional paid in capital	119,946	122,535
Retained earnings	2,776,884	2,670,328
Accumulated other comprehensive loss	(297,531)	(310,856)
Common treasury stock, at cost (8,315,687 shares as of June 30, 2021 and 8,270,949 shares as of December 31, 2020)	(753,782)	(743,620)
Total stockholders’ equity	1,894,704	1,787,574
Total liabilities and stockholders’ equity	$4,084,985	$4,021,334

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$120,877	$82,779
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	57,616	56,568
Gain on sale/disposal of long-lived assets	(590)	(373)
Deferred income taxes	6,293	4,208
Share-based compensation	6,725	7,140
Foreign exchange loss on substantial liquidation of subsidiary	—	9,550
Inventory write-downs	—	9,015
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(53,787)	31,898
Inventories, net	(15,214)	(40,691)
Progress payments	(2,680)	(470)
Accounts payable and accrued expenses	(58,217)	(55,806)
Deferred revenue	6,663	(12,622)
Pension and postretirement liabilities, net	(4,017)	(149,514)
Other current and long-term assets and liabilities	(15,193)	6,109
Net cash provided by (used for) operating activities	48,476	(52,209)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	2,982	2,411
Additions to property, plant, and equipment	(17,771)	(29,324)
Acquisition of businesses, net of cash acquired	—	(82,003)
Additional consideration paid on prior year acquisitions	(5,340)	—
Net cash used for investing activities	(20,129)	(108,916)
Cash flows from financing activities:
Borrowings under revolving credit facility	163,507	306,797
Payment of revolving credit facility	(163,507)	(231,797)
Repurchases of common stock	(24,395)	(124,613)
Proceeds from share-based compensation	4,919	5,189
Dividends paid	(6,961)	(7,089)
Other	(462)	(429)
Net cash used for financing activities	(26,899)	(51,942)
Effect of exchange-rate changes on cash	(2,188)	(22,583)
Net decrease in cash and cash equivalents	(740)	(235,650)
Cash and cash equivalents at beginning of period	198,248	391,033
Cash and cash equivalents at end of period	$197,508	$155,383
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	120,877	—	—
Other comprehensive income, net of tax	—	—	—	13,325	—
Dividends declared	—	—	(14,321)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan and stock options exercised	—	411	—	—	4,508
Share-based compensation	—	6,604	—	—	121
Repurchase of common stock (1)	—	—	—	—	(24,395)
Other	—	(597)	—	—	597
June 30, 2021	$49,187	$119,946	$2,776,884	$(297,531)	$(753,782)

	For the three months ended June 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2021	$49,187	$119,172	$2,722,829	$(309,216)	$(743,808)
Net earnings	—	—	61,408	—	—
Other comprehensive income, net of tax	—	—	—	11,685	—
Dividends declared	—	—	(7,353)	—	—
Restricted stock	—	(2,600)	—	—	2,600
Share-based compensation	—	3,374	—	—	24
Repurchase of common stock (1)	—	—	—	—	(12,598)
June 30, 2021	$49,187	$119,946	$2,776,884	$(297,531)	$(753,782)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	82,779	—	—
Other comprehensive loss, net of tax	—	—	—	(17,407)	—
Dividends declared	—	—	(14,163)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Employee stock purchase plan and stock options exercised	—	106	—	—	5,081
Share-based compensation	—	6,923	—	—	217
Repurchase of common stock (1)	—	—	—	—	(124,613)
Other	—	(517)	—	—	517
June 30, 2020	$49,187	$118,467	$2,565,727	$(342,681)	$(677,405)

	For the three months ended June 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2020	$49,187	$114,911	$2,541,777	$(370,868)	$(665,170)
Net earnings	—	—	31,018	—	—
Other comprehensive income, net of tax	—	—	—	28,187	—
Dividends declared	—	—	(7,068)	—	—
Employee stock purchase plan and stock options exercised	—	(244)	—	—	365
Share-based compensation	—	3,800	—	—	—
Repurchase of common stock (1)	—	—	—	—	(12,600)
June 30, 2020	$49,187	$118,467	$2,565,727	$(342,681)	$(677,405)

See notes to condensed consolidated financial statements
(1) For the three and six months ended June 30, 2021, the Corporation repurchased approximately 0.1 million and 0.2 million shares of its common stock, respectively. For the three and six months ended June 30, 2020, the Corporation repurchased approximately 0.1 million and 1.2 million shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2021 and 2020, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

relative to total estimated costs. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Over-time	52%	54%	52%	53%
Point-in-time	48%	46%	48%	47%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of June 30, 2021, of which the Corporation expects to recognize approximately 87% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Aerospace & Defense
Aerospace Defense	$99,977	$109,305	$210,993	$211,133
Ground Defense	48,221	20,029	103,967	42,686
Naval Defense	177,724	164,941	355,629	330,633
Commercial Aerospace	71,555	71,084	128,824	171,765
Total Aerospace & Defense	$397,477	$365,359	$799,413	$756,217

Commercial
Power & Process	$125,333	$112,787	$230,837	$236,713
General Industrial	98,685	71,901	188,304	158,348
Total Commercial	$224,018	$184,688	$419,141	$395,061

Total	$621,495	$550,047	$1,218,554	$1,151,278

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2021 included in the contract liabilities balance as of January 1, 2021 was approximately $65 million and $142 million, respectively. Revenue recognized during the three and six months ended June 30, 2020 included in the contract liabilities balance as of January 1, 2020 was approximately $71 million and $160 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the six months ended June 30, 2021, the Corporation did not complete any acquisitions. However, the Corporation paid $5 million during the six months ended June 30, 2021 in regard to prior period acquisitions, which included a working capital adjustment on the acquisition of Pacific Star Communications, Inc. (PacStar), as well as a portion of the purchase price on the acquisition of Dyna-Flo Control Valve Services Ltd. (Dyna-Flo), which was initially held back as security for potential indemnification claims against the seller in accordance with the terms of the Purchase Agreement.

During the six months ended June 30, 2020, the Corporation acquired two businesses for an aggregate purchase price of $90 million, which are described in more detail below. The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2020 included $7 million of total net sales and $1 million of net losses from the Corporation's 2020 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six months ended June 30, 2020.

(In thousands)	2020
Accounts receivable	$3,204
Inventory	10,233
Property, plant, and equipment	1,332
Other current and non-current assets	188
Intangible assets	39,384
Operating lease right-of-use assets, net	1,992
Current and non-current liabilities	(10,590)
Net tangible and intangible assets	45,743
Goodwill	43,862
Total purchase price	$89,605

Goodwill deductible for tax purposes	$38,469

2020 Acquisitions

PacStar

On October 30, 2020, the Corporation acquired 100% of the issued and outstanding stock of PacStar for $406 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. PacStar is a provider of tactical communications solutions for battlefield network management. The

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

acquired business operates within the Defense Electronics segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

Interactive Analysis and Display System (IADS)

On April 20, 2020, the Corporation acquired the IADS product line for approximately $29 million. The Asset Purchase Agreement contains representations and warranties customary for a transaction of this type. IADS is a real-time display and post-test analysis product for flight tests. The acquired product line operates within the Defense Electronics segment.

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

4. ASSETS HELD FOR SALE

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany, which is reported within its Naval & Power segment. The business met the criteria to be classified as held for sale in the fourth quarter of 2020. Accordingly, the assets and liabilities of the business are presented as held for sale in the Corporation's Condensed Consolidated Balance Sheet. The aforementioned assets and liabilities classified as held for sale have been measured at the lower of carrying value or fair value less costs to sell, which resulted in an impairment loss of $33 million in the fourth quarter of 2020. No impairment loss was recorded on the assets or liabilities held for sale during the six months ended June 30, 2021.
The aggregate components of assets and liabilities classified as held for sale are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Assets held for sale:
Receivables, net	$10,792	$9,902
Inventories, net	17,616	16,401
Other current assets	1,845	1,798
Property, plant, and equipment, net	4,606	4,821
Reserve for assets held for sale	(5,172)	(5,338)
Total assets held for sale, current	$29,687	$27,584
Liabilities held for sale:
Accounts payable	$(3,787)	$(2,654)
Accrued expenses	(1,180)	(1,375)
Other current liabilities	(157)	(748)
Accrued pension and other postretirement benefit costs	(5,449)	(5,364)
Total liabilities held for sale, current	$(10,573)	$(10,141)

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	June 30, 2021	December 31, 2020
Billed receivables:
Trade and other receivables	$373,222	$361,460
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	279,753	238,309
Less: Progress payments applied	(1,538)	(3,291)
Net unbilled receivables	278,215	235,018
Less: Allowance for doubtful accounts	(7,348)	(7,760)
Receivables, net	$644,089	$588,718

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

The composition of inventories is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$193,066	$177,828
Work-in-process	85,377	80,729
Finished goods	120,702	120,767
Inventoried costs related to U.S. Government and other long-term contracts (1)	53,603	56,599
Inventories, net of reserves	452,748	435,923
Less: Progress payments applied	(6,059)	(7,044)
Inventories, net	$446,689	$428,879

(1) As of June 30, 2021 and December 31, 2020, this caption also includes capitalized development costs of $27.5 million and $29.7 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of June 30, 2021 and December 31, 2020, capitalized development costs of $12.6 million and $13.0 million, respectively, are not currently supported by existing firm orders.

7.           GOODWILL

In connection with the change in reportable segments on January 1, 2021, the Corporation recast its previously reported goodwill balances as of December 31, 2020 on a relative fair value basis. As a result, the Corporation performed an interim quantitative impairment assessment as of March 31, 2021 on each of its reporting units, and concluded that no impairment exists. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information on the Corporation’s reportable segments.

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2020	$316,921	$703,915	$434,301	$1,455,137
Adjustments (1)	—	9,845	—	9,845
Foreign currency translation adjustment	650	250	853	1,753
June 30, 2021	$317,571	$714,010	$435,154	$1,466,735

(1) Amount primarily relates to post-closing adjustments on the Corporation's acquisition of PacStar in October 2020.

8.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2021			December 31, 2020
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$275,817	$(157,064)	$118,753	$280,595	$(148,064)	$132,531
Customer related intangibles	570,874	(256,534)	314,340	573,722	(239,798)	333,924
Programs (1)	144,000	(23,400)	120,600	144,000	(19,800)	124,200
Other intangible assets	49,758	(34,847)	14,911	51,493	(32,518)	18,975
Total	$1,040,449	$(471,845)	$568,604	$1,049,810	$(440,180)	$609,630

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the six months ended June 30, 2021 was $30.1 million, as compared to $28.7 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2021 through 2025 is $60 million, $55 million, $52 million, $48 million, and $46 million, respectively.

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

Effects on Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The gains for the three and six months ended June 30, 2021 were immaterial. The gains and (losses) for the three and six months ended June 30, 2020 were $0.7 million and ($7.4) million, respectively.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2021. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	$100,000	$101,125	$100,000	$102,173
3.70% Senior notes due 2023	202,500	210,302	202,500	211,790
3.85% Senior notes due 2025	90,000	96,308	90,000	97,429
4.24% Senior notes due 2026	200,000	220,055	200,000	224,390
4.05% Senior notes due 2028	67,500	73,758	67,500	75,440
4.11% Senior notes due 2028	90,000	98,562	90,000	101,047
3.10% Senior notes due 2030	150,000	152,292	150,000	155,805
3.20% Senior notes due 2032	150,000	150,877	150,000	155,048
Total debt	1,050,000	1,103,279	1,050,000	1,123,122
Debt issuance costs, net	(1,038)	(1,038)	(1,147)	(1,147)
Unamortized interest rate swap proceeds	8,542	8,542	9,439	9,439
Total debt, net	$1,057,504	$1,110,783	$1,058,292	$1,131,414

10.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2020 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Service cost	$7,120	$6,611	$13,990	$13,222
Interest cost	4,511	6,058	8,817	12,116
Expected return on plan assets	(15,191)	(16,896)	(30,371)	(33,792)
Amortization of prior service cost	(369)	(71)	(432)	(142)
Amortization of unrecognized actuarial loss	7,574	5,750	14,717	11,499
Cost of settlements	3,075	—	3,075	—
Net periodic pension cost	$6,720	$1,452	$9,796	$2,903

The Corporation does not expect to make any contributions to the Curtiss-Wright Pension Plan in 2021. Contributions to the foreign benefit plans are not expected to be material in 2021. During the six months ended June 30, 2020, the Corporation made a $150 million voluntary contribution to the Curtiss-Wright Pension Plan.

During the three and six months ended June 30, 2021, the Company recognized a settlement charge related to the retirement of a former executive. The settlement charge represents an event that is accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six months ended June 30, 2021, the expense relating to the plan was $4.3 million and $9.6 million, respectively. During the three and six months ended June 30, 2020, the expense relating to the plan was $4.3 million and $10.3 million, respectively. The

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Corporation made $13.9 million in contributions to the plan during the six months ended June 30, 2021, and expects to make total contributions of $19.0 million in 2021.

11.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Basic weighted-average shares outstanding	40,915	41,629	40,921	42,092
Dilutive effect of stock options and deferred stock compensation	173	226	171	270
Diluted weighted-average shares outstanding	41,088	41,855	41,092	42,362

For the three and six months ended June 30, 2021, approximately 34,000 and 61,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive equity-based awards for three and six months ended June 30, 2020.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net sales
Aerospace & Industrial	$200,254	$177,612	$381,392	$404,633
Defense Electronics	163,468	139,927	345,766	280,238
Naval & Power	259,496	233,035	495,076	468,049
Less: Intersegment revenues	(1,723)	(527)	(3,680)	(1,642)
Total consolidated	$621,495	$550,047	$1,218,554	$1,151,278

Operating income (expense)
Aerospace & Industrial	$31,977	$9,615	$51,002	$41,755
Defense Electronics	29,271	24,736	65,894	48,799
Naval & Power	43,095	29,146	81,152	57,256
Corporate and other (1)	(9,760)	(8,148)	(18,399)	(20,015)
Total consolidated	$94,583	$55,349	$179,649	$127,795

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Total operating income	$94,583	$55,349	$179,649	$127,795
Interest expense	10,180	8,515	20,139	16,004
Other income (expense), net	440	(4,105)	5,283	1,427
Earnings before income taxes	$84,843	$42,729	$164,793	$113,218

(In thousands)	June 30, 2021	December 31, 2020
Identifiable assets
Aerospace & Industrial	$1,022,568	$1,020,294
Defense Electronics	1,551,428	1,542,686
Naval & Power	1,285,349	1,255,325
Corporate and Other	195,953	175,445
Assets held for sale	29,687	27,584
Total consolidated	$4,084,985	$4,021,334

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive income (loss) before reclassifications (1)	41,282	(44,513)	(3,231)
Amounts reclassified from accumulated other comprehensive loss (1)	—	17,649	17,649
Net current period other comprehensive loss	41,282	(26,864)	14,418
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive income (loss) before reclassifications (1)	3,283	(3,126)	157
Amounts reclassified from accumulated other comprehensive loss (1)	—	13,168	13,168
Net current period other comprehensive income	3,283	10,042	13,325
June 30, 2021	$(85,454)	$(212,077)	$(297,531)
(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$432	Other income, net
Amortization of actuarial losses	(14,717)	Other income, net
Settlements	(3,075)	Other income, net
	(17,360)	Earnings before income taxes
	4,192	Provision for income taxes
Total reclassifications	$(13,168)	Net earnings

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           CONTINGENCIES AND COMMITMENTS

From time to time, the Corporation and its subsidiaries are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues, commercial or contractual disputes, and acquisitions or divestitures. The Corporation continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not expect that such legal proceedings will have a material adverse impact on its condensed consolidated financial statements.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2021 and December 31, 2020, there were $23.4 million and $21.1 million of stand-by letters of credit outstanding, respectively, and $4.7 million and $5.6 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

AP1000 Program

Within the Corporation’s Naval & Power segment, Electro-Mechanical Division (EMD) is the reactor coolant pump (RCP) supplier for the Westinghouse Electric Company (WEC) AP1000 nuclear power plants in China and the United States. The terms of the AP1000 U.S. and China contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. While the Corporation did not meet certain contractual delivery dates under its AP1000 U.S. and China contracts, there are significant counterclaims and uncertainties as to which parties are responsible for the delay.

In June 2021, the Corporation and WEC participated in non-binding mediation in an effort to settle all open disputes under the U.S. and China contracts. The mediation efforts were ultimately unsuccessful. WEC has filed a notice of arbitration in regard to the China contract, asserting that it is entitled to liquidated damages of $25 million. Additionally, WEC has also filed claims in Georgia claiming damages on the U.S. contract. The Corporation believes that it has adequate legal defenses and intends to vigorously defend these matters.

As it relates to the U.S. contract, the range of possible loss is $0 to $31 million. The Corporation believes that the likelihood of any potential liability stemming from liquidated damages on the U.S. contract is remote. As it relates to the China contract, the range of possible loss is $0 to $25 million. As of June 30, 2021, the Corporation believes that it is adequately accrued regarding this matter, and that the ultimate resolution will not have a significant impact on its condensed consolidated financial statements.

15. RESTRUCTURING COSTS

During the year ended December 31, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which included workforce reductions and consolidation of facilities, were substantially completed as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the restructuring liability associated with these restructuring activities was $2.1 million

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and $6.9 million, respectively, with such liability expected to be substantially settled as of December 31, 2021. These balances are reported within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

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

COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The pandemic has adversely affected certain elements of our business, including our supply chain and production levels, due to temporary shutdowns of our customers’ and suppliers’ facilities. The extent to which COVID-19 continues to adversely impact our operations depends on future developments, including the impact of the global rollout of COVID-19 vaccines, as well as the emergence and impact of any new COVID-19 variants. However, given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19 or any of its variants. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Revolving Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through the current year and beyond.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2021. The financial information as of June 30, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Sales
Aerospace & Industrial	$199,713	$177,411	13%	$380,044	$404,139	(6%)
Defense Electronics	162,351	139,613	16%	343,563	279,194	23%
Naval & Power	259,431	233,023	11%	494,947	467,945	6%
Total sales	$621,495	$550,047	13%	$1,218,554	$1,151,278	6%

Operating income
Aerospace & Industrial	$31,977	$9,615	233%	$51,002	$41,755	22%
Defense Electronics	29,271	24,736	18%	65,894	48,799	35%
Naval & Power	43,095	29,146	48%	81,152	57,256	42%
Corporate and other	(9,760)	(8,148)	(20%)	(18,399)	(20,015)	8%
Total operating income	$94,583	$55,349	71%	$179,649	$127,795	41%

Interest expense	10,180	8,515	(20%)	20,139	16,004	(26%)
Other income (expense), net	440	(4,105)	111%	5,283	1,427	270%

Earnings before income taxes	84,843	42,729	99%	164,793	113,218	46%
Provision for income taxes	(23,435)	(11,711)	(100%)	(43,916)	(30,439)	(44%)
Net earnings	$61,408	$31,018		$120,877	$82,779

Restructuring-related expenses	$—	$14,596	NM	$—	$17,380	NM

New orders	$689,728	$620,249	11%	$1,269,175	$1,190,050	7%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	6%	46%	(1%)	26%
Acquisitions	6%	4%	6%	4%
Restructuring	—%	26%	—%	14%
Foreign currency	1%	(5%)	1%	(3%)
Total	13%	71%	6%	41%

Sales in the second quarter increased $71 million, or 13%, to $621 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $22 million, $23 million, and $26 million, respectively.

Sales during the six months ended June 30, 2021 increased $67 million, or 6%, to $1,219 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments increased $64 million and $27

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

million, respectively, with sales from the Aerospace & Industrial segment decreasing $24 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter increased $39 million, or 71%, to $95 million, and operating margin increased 510 basis points to 15.2% compared with the same period in 2020. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales in the general industrial market, as well as the benefits from our ongoing operational excellence and prior year restructuring initiatives. Operating income and operating margin in the Defense Electronics segment also benefited from our operational excellence initiatives, as well as the incremental impact from our PacStar acquisition. These increases were partially offset by unfavorable mix in defense electronics and higher research and development costs. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales as well as current year savings recognized as a result of our prior year restructuring initiatives.

Operating income during the six months ended June 30, 2021 increased $52 million, or 41%, to $180 million and operating margin increased 360 basis points to 14.7%, compared with the same period in 2020. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to the benefits from our ongoing operational excellence and prior year restructuring initiatives. Operating income and operating margin in the Defense Electronics segment benefited from our operational excellence initiatives, the incremental impact from our PacStar acquisition, as well as the absence of first year purchase accounting costs from our 901D acquisition. These increases were partially offset by higher research and development costs and unfavorable foreign currency translation. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption as well as current year savings recognized as a result of our prior year restructuring initiatives.

Non-segment operating expense in the second quarter increased $2 million, or 20%, to $10 million, primarily due to higher environmental and other corporate costs. Non-segment operating expense during the six months ended June 30, 2021 decreased $2 million, or 8%, to $18 million, primarily due to lower foreign exchange losses.

Interest expense in the second quarter and six months ended June 30, 2021 increased $2 million, or 20%, to $10 million, and $4 million, or 26%, to $20 million, respectively, primarily due to the issuance of $300 million Senior Notes in August 2020.

Other income, net in the second quarter and six months ended June 30, 2021 increased $5 million, or 111%, to $1 million, and $4 million, or 270%, to $5 million, respectively, primarily due to the prior year recognition of accumulated foreign currency translation losses of $10 million related to the substantial liquidation of our Norwegian subsidiary. These increases were partially offset by a one-time pension settlement charge related to the retirement of a former executive, which was recognized in the current period.

The effective tax rate of 27.6% in the second quarter increased compared to an effective tax rate of 27.4% in the prior year period. This increase was primarily driven by a provisional charge related to the remeasurement of deferred tax liabilities due to a corporate tax rate change in the United Kingdom. The effective tax rate of 26.6% for the six months ended June 30, 2021 decreased as compared to an effective tax rate of 26.9%, primarily due to the recognition of accumulated foreign currency translation losses in the prior year period related to the substantial liquidation of our Norwegian subsidiary, which are not deductible for tax purposes.in the prior year period.

Comprehensive income in the second quarter was $73 million, compared to comprehensive income of $59 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $30 million, primarily due to higher operating income.
•Foreign currency translation adjustments in the second quarter resulted in a $7 million comprehensive gain, compared to a $24 million comprehensive gain in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the Canadian dollar.

Comprehensive income during the six months ended June 30, 2021 was $134 million, compared to comprehensive income of $65 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $38 million, primarily due to higher operating income.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

•Foreign currency translation adjustments for the six months ended June 30, 2021 resulted in a $3 million comprehensive gain, compared to a $26 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the Canadian dollar.

New orders in the second quarter and six months ended June 30, 2021 increased $69 million and $79 million, respectively, from the comparable prior year periods, primarily due an increase in new orders for industrial vehicles and sensors and actuation equipment in the Aerospace & Industrial segment, as well as the incremental impact of our PacStar acquisition in the Defense Electronics segment. These increases were partially offset by the timing of naval defense orders in the Naval & Power segment.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2021	2020	% change		2021	2020	% change
Sales	$199,713	$177,411	13%		$380,044	$404,139	(6%)
Operating income	31,977	9,615	233%		51,002	41,755	22%
Operating margin	16.0%	5.4%	1,060	bps	13.4%	10.3%	310	bps
Restructuring-related expenses	$—	$5,586	NM		$—	$5,870	NM
New orders	$222,825	$121,068	84%		$421,940	$325,407	30%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	10%	174%	(8%)	8%
Acquisitions	—%	—%	—%	—%
Restructuring	—%	59%	—%	14%
Foreign currency	3%	—%	2%	—%
Total	13%	233%	(6%)	22%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales in the second quarter increased $22 million, or 13%, to $200 million from the prior year period. Sales in the general industrial market increased $25 million, primarily due to higher industrial vehicle sales. This increase was partially offset by lower sales in the commercial aerospace market, primarily due to the exit of our build-to-print product line in the fourth quarter of 2020.

Sales during the six months ended June 30, 2021 decreased $24 million, or 6%, to $380 million from the prior year period, primarily due to the impact of the COVID-19 pandemic on the commercial aerospace market. In the commercial aerospace market, sales decreased $50 million, the majority of which occurred in the first quarter of 2021 due to lower demand for actuation and sensors equipment as well as surface treatment services. Sales in the commercial aerospace market were also negatively impacted by the exit of our build-to-print product line in the fourth quarter of 2020. These decreases were partially

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

offset by sales increases of $28 million in the general industrial market, primarily due to higher demand for industrial vehicle products and surface treatment services.

Operating income in the second quarter increased $22 million, or 233%, to $32 million from the prior year period, and operating margin increased 1,060 basis points to 16.0%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales in the general industrial market, as well as the benefits from our ongoing operational excellence and prior year restructuring initiatives.

Operating income during the six months ended June 30, 2021 increased $9 million, or 22%, to $51 million from the prior year period, and operating margin increased 310 basis points to 13.4%. The increases in operating income and operating margin were primarily due to current year savings recognized as a result of our ongoing operational excellence and prior year restructuring initiatives.

New orders in the second quarter and six months ended June 30, 2021 increased $102 million and $97 million, respectively, from the comparable prior year periods, primarily due to an increase in new orders for industrial vehicles and sensors and actuation equipment.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2021	2020	% change		2021	2020	% change
Sales	$162,351	$139,613	16%		$343,563	$279,194	23%
Operating income	29,271	24,736	18%		65,894	48,799	35%
Operating margin	18.0%	17.7%	30	bps	19.2%	17.5%	170	bps
Restructuring-related expenses	$—	$1,671	NM		$—	$2,470	NM
New orders	$174,791	$165,995	5%		$357,091	$313,896	14%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	(6%)	12%	(1%)	26%
Acquisitions	22%	9%	23%	12%
Restructuring	—%	7%	—%	5%
Foreign currency	—%	(10%)	1%	(8%)
Total	16%	18%	23%	35%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the second quarter increased $23 million, or 16%, to $162 million from the prior year period, primarily due to higher sales in the ground defense and commercial aerospace markets. Sales in the ground defense market increased $28 million primarily due to the incremental impact of our PacStar acquisition. In the commercial aerospace market, sales increased $7 million due to higher demand for avionics and flight test equipment on various domestic and international platforms. These increases were partially offset by lower sales of $13 million in the aerospace defense market, primarily due to the timing of orders for embedded computing equipment on various domestic programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the six months ended June 30, 2021 increased $64 million, or 23%, to $344 million from the prior year period, primarily due to the incremental impact of our PacStar acquisition in the ground defense market, which contributed sales of $64 million.

Operating income in the second quarter increased $5 million, or 18%, to $29 million compared to the prior year period, and operating margin increased 30 basis points from the prior year period to 18.0%. Operating income during the six months ended June 30, 2021 increased $17 million, or 35%, to $66 million, while operating margin increased 170 basis points from the prior year period to 19.2%. The increases in operating income and operating margin for each of the respective periods were primarily due to the benefits from our ongoing operational excellence and prior year restructuring initiatives, the incremental impact of our PacStar acquisition, as well as the absence of first year purchase accounting costs from our 901D acquisition. These increases were partially offset by unfavorable mix in defense electronics and higher research and development costs.

New orders in the second quarter and six months ended June 30, 2021 increased $9 million and $43 million, respectively, from the comparable prior year periods, primarily due to the incremental impact of our PacStar acquisition. These increases were partially offset by the timing of naval defense and aerospace defense orders.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2021	2020	% change		2021	2020	% change
Sales	$259,431	$233,023	11%		$494,947	$467,945	6%
Operating income	43,095	29,146	48%		81,152	57,256	42%
Operating margin	16.6%	12.5%	410	bps	16.4%	12.2%	420	bps
Restructuring-related expenses	$—	$7,339	NM		$—	$9,040	NM
New orders	$292,112	$333,186	(12%)		$490,144	$550,747	(11%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	10%	24%	4%	28%
Acquisitions	—%	—%	—%	—%
Restructuring	—%	26%	—%	16%
Foreign currency	1%	(2%)	2%	(2%)
Total	11%	48%	6%	42%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets.

Sales in the second quarter increased $26 million, or 11%, to $259 million from the prior year period, primarily due to higher sales in the naval defense and power & process markets. In the naval defense market, sales increased $14 million primarily due to higher production on the CVN-80 and CVN-81 aircraft carrier programs as well as higher service center sales. In the power & process market, sales increased $12 million primarily due to higher nuclear aftermarket sales and increased demand for industrial valve products.

Sales during the six months ended June 30, 2021 increased $27 million, or 6%, to $495 million from the prior year period. In the naval defense market, sales increased $32 million primarily due to increased production on the CVN-81 aircraft carrier

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

program as well as higher service center and foreign military sales. This increase was partially offset by lower sales in the power & process market primarily due to lower sales of industrial valve products.

Operating income in the second quarter increased $14 million, or 48%, to $43 million, and operating margin increased 410 basis points from the prior year period to 16.6%. Operating income during the six months ended June 30, 2021 increased $24 million, or 42%, to $81 million, and operating margin increased 420 basis points from the prior year period to 16.4%. The increases in operating income and operating margin for each of the respective periods were primarily due to favorable overhead absorption on higher sales as well as current year savings recognized as a result of our prior year restructuring initiatives. Operating income and operating margin during the six months ended June 30, 2021 also benefited from the absence of prior period transition costs associated with our DRG facility.

New orders in the second quarter and six months ended June 30, 2021 decreased $41 million and $61 million, respectively, from the comparable prior year periods, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Aerospace & Defense markets:
Aerospace Defense	$99,977	$109,305	(9%)	$210,993	$211,133	—%
Ground Defense	48,221	20,029	141%	103,967	42,686	144%
Naval Defense	177,724	164,941	8%	355,629	330,633	8%
Commercial Aerospace	71,555	71,084	1%	128,824	171,765	(25%)
Total Aerospace & Defense	$397,477	$365,359	9%	$799,413	$756,217	6%

Commercial markets:
Power & Process	$125,333	$112,787	11%	$230,837	$236,713	(2%)
General Industrial	98,685	71,901	37%	188,304	158,348	19%
Total Commercial	$224,018	$184,688	21%	$419,141	$395,061	6%

Total Curtiss-Wright	$621,495	$550,047	13%	$1,218,554	$1,151,278	6%

Aerospace & Defense markets
Sales in the second quarter increased $32 million, or 9%, to $397 million against the comparable prior year period, primarily due to higher sales in the ground defense and naval defense markets. The ground defense market benefited from the impact of our PacStar acquisition, which contributed incremental sales of $31 million. Sales in the naval defense market increased primarily due to higher production on the CVN-80 and CVN-81 aircraft carrier programs. These increases were partially offset by the timing of orders for embedded computing equipment on various domestic programs in the aerospace defense market.

Sales during the six months ended June 30, 2021 increased $43 million, or 6%, to $799 million, primarily due to higher sales in the ground defense and naval defense markets. The ground defense market benefited from the impact of our PacStar acquisition, which contributed incremental sales of $64 million. In the naval defense market, sales benefited from increased production on the CVN-81 aircraft carrier program as well as higher service center and foreign military sales. These increases were partially offset by lower sales in the commercial aerospace market during the first quarter of 2021 due to a pandemic-driven decline in demand for sensors products and surface treatment services. Sales in the commercial aerospace market were also negatively impacted by the exit of our build-to-print product line in the fourth quarter of 2020.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Commercial markets
Sales in the second quarter increased $39 million, or 21%, to $224 million primarily due to higher sales in both the general industrial and power & process markets. In the general industrial market, sales benefited from higher demand for industrial vehicle products and surface treatment services. In the power & process market, sales increased primarily due to higher nuclear aftermarket sales and increased demand for industrial valve products.

Sales during the six months ended June 30, 2021 increased $24 million, or 6%, to $419 million primarily due to higher demand for our industrial vehicle products in the general industrial market. This increase was partially offset by lower sales in the power & process market primarily due to lower sales of industrial valve products.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Cash provided by (used in):
Operating activities	$48,476	$(52,209)
Investing activities	(20,129)	(108,916)
Financing activities	(26,899)	(51,942)
Effect of exchange-rate changes on cash	(2,188)	(22,583)
Net decrease in cash and cash equivalents	(740)	(235,650)

Net cash provided by operating activities increased $101 million from the prior year period, primarily due to a prior year voluntary pension contribution of $150 million and higher net earnings during the current period. This increase was partially offset by higher outstanding receivables during the current period.

Net cash used in investing activities decreased $89 million from the comparable prior year period primarily due to prior period acquisitions and lower current period capital expenditures. The Corporation acquired two businesses during the six months ended June 30, 2020 for approximately $90 million. The Corporation did not make any acquisitions during the six months ended June 30, 2021. Capital expenditures for the six months ended June 30, 2021 and June 30, 2020 were $18 million and $29 million, respectively, with the decrease primarily due to lower capital spending during the current period as well as lower current period investment related to the new DRG facility.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.5% for both the three and six months ended June 30, 2021, and 3.3% and 3.4% for the three and six months ended June 30, 2020, respectively. The Corporation’s average debt outstanding was $1,062 million and $1,059 million for the three and six months ended June 30, 2021, respectively, and $890 million and $842 million for the three and six months ended June 30, 2020, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Credit Agreement

As of June 30, 2021, the Corporation had no outstanding borrowings under the 2018 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $23 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of June 30, 2021 was $477 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2021, the Corporation used $24 million of cash to repurchase approximately 0.2 million outstanding shares under its share repurchase program. During the six months ended June 30, 2020, the Corporation used $125 million of cash to repurchase approximately 1.2 million outstanding shares under its share repurchase program.

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

Dividends

The Corporation made dividend payments of $7 million during both the six months ended June 30, 2021 and June 30, 2020.

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

As of June 30, 2021, we had the ability to borrow additional debt of $1.7 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2021.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2020 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2021 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2021. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2020 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2021.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	33,899	123.88	136,034	$184,140,677
May 1 - May 31	31,438	127.21	167,472	180,141,506
June 1 - June 30	35,374	124.38	202,846	175,741,703
For the quarter ended June 30, 2021	100,711	125.10	202,846	$175,741,703

In October 2020, the Corporation announced that its Board of Directors has authorized an additional $200 million for future share repurchases. The Corporation plans to repurchase at least $50 million of its common stock via a 10b5-1 program during the 2021 calendar year.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2021.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2021 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2020 Annual Report on Form 10-K.

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
Dated: August 4, 2021