Form 10-Q
period 2021-09-30
CURTISS WRIGHT CORP
filed 2021-11-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

or

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

Common Stock, par value $1.00 per share: 39,239,706 shares as of October 31, 2021.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales
Product sales	$528,339	$493,398	$1,552,706	$1,457,772
Service sales	92,280	78,216	286,467	265,120
Total net sales	620,619	571,614	1,839,173	1,722,892
Cost of sales
Cost of product sales	328,424	305,921	989,759	945,886
Cost of service sales	55,187	52,872	177,930	177,580
Total cost of sales	383,611	358,793	1,167,689	1,123,466
Gross profit	237,008	212,821	671,484	599,426
Research and development expenses	21,618	17,587	66,675	54,163
Selling expenses	30,067	24,869	89,227	81,650
General and administrative expenses	78,998	77,251	229,608	230,515
Impairment of assets held for sale	8,656	—	8,656	—
Restructuring expenses	—	8,541	—	20,730
Operating income	97,669	84,573	277,318	212,368
Interest expense	9,955	9,055	30,094	25,059
Other income, net	3,627	5,417	8,910	6,844
Earnings before income taxes	91,341	80,935	256,134	194,153
Provision for income taxes	(21,638)	(16,315)	(65,554)	(46,754)
Net earnings	$69,703	$64,620	$190,580	$147,399

Net earnings per share:
Basic earnings per share	$1.71	$1.56	$4.66	$3.52
Diluted earnings per share	$1.70	$1.55	$4.64	$3.49

Dividends per share	0.18	0.17	0.53	0.51

Weighted-average shares outstanding:
Basic	40,769	41,545	40,865	41,926
Diluted	40,950	41,797	41,040	42,190
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings	$69,703	$64,620	$190,580	$147,399
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(16,273)	$28,229	$(12,990)	$2,139
Pension and postretirement adjustments, net of tax (2)	4,994	3,561	15,036	12,244
Other comprehensive income (loss), net of tax	(11,279)	31,790	2,046	14,383
Comprehensive income	$58,424	$96,410	$192,626	$161,782

(1) The tax benefit included in foreign currency translation adjustments for the three and nine months ended September 30, 2021 and September 30, 2020 was immaterial.

(2) The tax expense included in pension and postretirement adjustments for the three and nine months ended September 30, 2021 was $2.0 million and $5.1 million, respectively. The tax expense included in pension and postretirement adjustments for the three and nine months ended September 30, 2020 was $1.3 million and $4.0 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$234,416	$198,248
Receivables, net	670,867	588,718
Inventories, net	433,140	428,879
Assets held for sale	20,215	27,584
Other current assets	65,171	57,395
Total current assets	1,423,809	1,300,824
Property, plant, and equipment, net	360,314	378,200
Goodwill	1,461,313	1,455,137
Other intangible assets, net	552,514	609,630
Operating lease right-of-use assets, net	140,524	150,898
Prepaid pension asset	111,906	92,531
Other assets	32,921	34,114
Total assets	$4,083,301	$4,021,334
Liabilities
Current liabilities:
Current portion of long-term debt	100,000	100,000
Accounts payable	158,196	201,237
Accrued expenses	142,169	146,833
Deferred revenue	249,671	253,411
Liabilities held for sale	13,215	10,141
Other current liabilities	101,892	98,755
Total current liabilities	765,143	810,377
Long-term debt	957,101	958,292
Deferred tax liabilities, net	121,491	115,007
Accrued pension and other postretirement benefit costs	98,122	98,345
Long-term operating lease liability	124,362	133,069
Long-term portion of environmental reserves	15,096	15,422
Other liabilities	101,926	103,248
Total liabilities	2,183,241	2,233,760
Contingencies and commitments (Note 14)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 49,187,378 shares issued as of September 30, 2021 and December 31, 2020; outstanding shares were 40,473,516 as of September 30, 2021 and 40,916,429 as of December 31, 2020	49,187	49,187
Additional paid in capital	124,532	122,535
Retained earnings	2,839,294	2,670,328
Accumulated other comprehensive loss	(308,810)	(310,856)
Common treasury stock, at cost (8,713,862 shares as of September 30, 2021 and 8,270,949 shares as of December 31, 2020)	(804,143)	(743,620)
Total stockholders’ equity	1,900,060	1,787,574
Total liabilities and stockholders’ equity	$4,083,301	$4,021,334

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net earnings	$190,580	$147,399
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	86,240	84,769
Gain on sale/disposal of long-lived assets	(604)	(370)
Deferred income taxes	4,480	4,258
Share-based compensation	10,861	11,777
Impairment of assets held for sale	8,656	—
Foreign exchange loss on substantial liquidation of subsidiary	—	9,498
Non-cash restructuring charges	—	10,254
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(81,498)	1,987
Inventories, net	(5,045)	(33,322)
Progress payments	(3,960)	(3,036)
Accounts payable and accrued expenses	(51,702)	(81,535)
Deferred revenue	115	(8,841)
Pension and postretirement liabilities, net	2,406	(150,674)
Other current and long-term assets and liabilities	(4,768)	11,620
Net cash provided by operating activities	155,761	3,784
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	3,389	2,476
Additions to property, plant, and equipment	(27,858)	(36,341)
Acquisition of businesses, net of cash acquired	—	(82,053)
Additional consideration paid on prior year acquisitions	(5,340)	—
Net cash used for investing activities	(29,809)	(115,918)
Cash flows from financing activities:
Borrowings under revolving credit facility	166,771	389,398
Payment of revolving credit facility	(166,771)	(389,398)
Borrowings on debt	—	300,000
Repurchases of common stock	(79,092)	(137,155)
Proceeds from share-based compensation	9,705	9,908
Dividends paid	(14,320)	(14,160)
Other	(699)	(648)
Net cash (used for)/provided by financing activities	(84,406)	157,945
Effect of exchange-rate changes on cash	(5,378)	(10,023)
Net increase in cash and cash equivalents	36,168	35,788
Cash and cash equivalents at beginning of period	198,248	391,033
Cash and cash equivalents at end of period	$234,416	$426,821
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	190,580	—	—
Other comprehensive income, net of tax	—	—	—	2,046	—
Dividends declared	—	—	(21,614)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan and stock options exercised	—	877	—	—	8,828
Share-based compensation	—	10,724	—	—	137
Repurchase of common stock (1)	—	—	—	—	(79,092)
Other	—	(597)	—	—	597
September 30, 2021	$49,187	$124,532	$2,839,294	$(308,810)	$(804,143)

	For the three months ended September 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2021	$49,187	$119,946	$2,776,884	$(297,531)	$(753,782)
Net earnings	—	—	69,703	—	—
Other comprehensive income, net of tax	—	—	—	(11,279)	—
Dividends declared	—	—	(7,293)	—	—
Employee stock purchase plan	—	466	—	—	4,320
Share-based compensation	—	4,120	—	—	16
Repurchase of common stock (1)	—	—	—	—	(54,697)
September 30, 2021	$49,187	$124,532	$2,839,294	$(308,810)	$(804,143)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	147,399	—	—
Other comprehensive income, net of tax	—	—	—	14,383	—
Dividends declared	—	—	(21,221)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Employee stock purchase plan and stock options exercised	—	(1,364)	—	—	11,272
Share-based compensation	—	11,723	—	—	54
Repurchase of common stock (1)	—	—	—	—	(137,155)
Other	—	(517)	—	—	517
September 30, 2020	$49,187	$121,797	$2,623,289	$(310,891)	$(683,919)

	For the three months ended September 30, 2020
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2020	$49,187	$118,467	$2,565,727	$(342,681)	$(677,405)
Net earnings	—	—	64,620	—	—
Other comprehensive income, net of tax	—	—	—	31,790	—
Dividends declared	—	—	(7,058)	—	—
Employee stock purchase plan and stock options exercised	—	(1,470)	—	—	6,191
Share-based compensation	—	4,800	—	—	(163)
Repurchase of common stock (1)	—	—	—	—	(12,542)
September 30, 2020	$49,187	$121,797	$2,623,289	$(310,891)	$(683,919)

See notes to condensed consolidated financial statements
(1) For the three and nine months ended September 30, 2021, the Corporation repurchased approximately 0.4 million and 0.6 million shares of its common stock, respectively. For the three and nine months ended September 30, 2020, the Corporation repurchased approximately 0.1 million and 1.4 million shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2021 and 2020, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Over-time	48%	50%	51%	52%
Point-in-time	52%	50%	49%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of September 30, 2021, of which the Corporation expects to recognize approximately 84% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Aerospace & Defense
Aerospace Defense	$116,853	$121,987	$327,846	$333,120
Ground Defense	55,124	20,519	159,091	63,205
Naval Defense	175,800	165,524	531,429	496,157
Commercial Aerospace	67,461	70,943	196,285	242,708
Total Aerospace & Defense	$415,238	$378,973	$1,214,651	$1,135,190

Commercial
Power & Process	$112,736	$113,919	$343,573	$350,632
General Industrial	92,645	78,722	280,949	237,070
Total Commercial	$205,381	$192,641	$624,522	$587,702

Total	$620,619	$571,614	$1,839,173	$1,722,892

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2021 included in the contract liabilities balance as of January 1, 2021 was approximately $46 million and $188 million, respectively. Revenue recognized during the three and nine months ended September 30, 2020 included in the contract liabilities balance as of January 1, 2020 was approximately $37 million and $197 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2021, the Corporation did not complete any acquisitions. However, the Corporation paid $5 million during the nine months ended September 30, 2021 in regard to prior period acquisitions, which included a working capital adjustment on the acquisition of Pacific Star Communications, Inc. (PacStar), as well as a portion of the purchase price on the acquisition of Dyna-Flo Control Valve Services Ltd. (Dyna-Flo), which was initially held back as security for potential indemnification claims against the seller in accordance with the terms of the Purchase Agreement.

During the nine months ended September 30, 2020, the Corporation acquired two businesses for an aggregate purchase price of $90 million, which are described in more detail below. The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2020 included $12 million of total net sales and $1 million of net losses from the Corporation's 2020 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 30, 2020.

(In thousands)	2020
Accounts receivable	$3,204
Inventory	10,233
Property, plant, and equipment	1,332
Other current and non-current assets	188
Intangible assets	39,384
Operating lease right-of-use assets, net	1,992
Current and non-current liabilities	(10,590)
Net tangible and intangible assets	45,743
Goodwill	43,912
Total purchase price	$89,655

Goodwill deductible for tax purposes	$38,519

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

IADS

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

4. ASSETS HELD FOR SALE

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany, which is reported within its Naval & Power segment. The business met the criteria to be classified as held for sale in the fourth quarter of 2020. Accordingly, the assets and liabilities of the business are presented as held for sale in the Corporation's Condensed Consolidated Balance Sheet. The aforementioned assets and liabilities classified as held for sale have been measured at the lower of carrying value or fair value less costs to sell, which resulted in an impairment loss of $33 million in the fourth quarter of 2020. An additional impairment loss of $9 million was recorded during the three and nine months ended September 30, 2021.
The aggregate components of assets and liabilities classified as held for sale are as follows:

(In thousands)	September 30, 2021	December 31, 2020
Assets held for sale:
Receivables, net	$9,632	$9,902
Inventories, net	18,141	16,401
Other current assets	1,663	1,798
Property, plant, and equipment, net	4,357	4,821
Reserve for assets held for sale	(13,578)	(5,338)
Total assets held for sale, current	$20,215	$27,584
Liabilities held for sale:
Accounts payable	$(3,046)	$(2,654)
Accrued expenses	(1,208)	(1,375)
Other current liabilities	(3,975)	(748)
Accrued pension and other postretirement benefit costs	(4,986)	(5,364)
Total liabilities held for sale, current	$(13,215)	$(10,141)

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

The composition of receivables is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	September 30, 2021	December 31, 2020
Billed receivables:
Trade and other receivables	$381,628	$361,460
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	296,500	238,309
Less: Progress payments applied	(734)	(3,291)
Net unbilled receivables	295,766	235,018
Less: Allowance for doubtful accounts	(6,527)	(7,760)
Receivables, net	$670,867	$588,718

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

The composition of inventories is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$194,887	$177,828
Work-in-process	81,781	80,729
Finished goods	111,914	120,767
Inventoried costs related to U.S. Government and other long-term contracts (1)	50,086	56,599
Inventories, net of reserves	438,668	435,923
Less: Progress payments applied	(5,528)	(7,044)
Inventories, net	$433,140	$428,879

(1) As of September 30, 2021 and December 31, 2020, this caption also includes capitalized development costs of $26.3 million and $29.7 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of September 30, 2021 and December 31, 2020, capitalized development costs of $12.1 million and $13.0 million, respectively, are not currently supported by existing firm orders.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2020	$316,921	$703,915	$434,301	$1,455,137
Adjustments (1)	—	11,608	—	11,608
Foreign currency translation adjustment	(967)	(3,293)	(1,172)	(5,432)
September 30, 2021	$315,954	$712,230	$433,129	$1,461,313

(1) Amount primarily relates to post-closing adjustments on the Corporation's acquisition of PacStar in October 2020.

8.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2021			December 31, 2020
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$274,522	$(160,020)	$114,502	$280,595	$(148,064)	$132,531
Customer related intangibles	568,566	(263,098)	305,468	573,722	(239,798)	333,924
Programs (1)	144,000	(25,200)	118,800	144,000	(19,800)	124,200
Other intangible assets	49,543	(35,799)	13,744	51,493	(32,518)	18,975
Total	$1,036,631	$(484,117)	$552,514	$1,049,810	$(440,180)	$609,630

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the nine months ended September 30, 2021 was $45 million, as compared to $43 million in the comparable prior year period.  The estimated amortization expense for the five years ending December 31, 2021 through 2025 is $59 million, $55 million, $51 million, $48 million, and $45 million, respectively.

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

Effects on Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The (losses) for the three and nine months ended September 30, 2021 were ($2.2) million and ($1.7) million, respectively. The gains and (losses) for the three and nine months ended September 30, 2020 were $1.7 million and ($5.7) million, respectively.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2021. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.84% Senior notes due 2021	$100,000	$100,473	$100,000	$102,173
3.70% Senior notes due 2023	202,500	209,499	202,500	211,790
3.85% Senior notes due 2025	90,000	96,193	90,000	97,429
4.24% Senior notes due 2026	200,000	219,908	200,000	224,390
4.05% Senior notes due 2028	67,500	73,903	67,500	75,440
4.11% Senior notes due 2028	90,000	98,723	90,000	101,047
3.10% Senior notes due 2030	150,000	153,306	150,000	155,805
3.20% Senior notes due 2032	150,000	152,240	150,000	155,048
Total debt	1,050,000	1,104,245	1,050,000	1,123,122
Debt issuance costs, net	(993)	(993)	(1,147)	(1,147)
Unamortized interest rate swap proceeds	8,094	8,094	9,439	9,439
Total debt, net	$1,057,101	$1,111,346	$1,058,292	$1,131,414

10.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2020 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Service cost	$6,931	$6,285	$20,921	$19,507
Interest cost	4,585	5,772	13,402	17,888
Expected return on plan assets	(15,177)	(16,602)	(45,548)	(50,394)
Amortization of prior service cost	(216)	178	(648)	36
Amortization of unrecognized actuarial loss	6,988	5,539	21,705	17,038
Cost of settlements	235	—	3,310	—
Net periodic pension cost	$3,346	$1,172	$13,142	$4,075

The Corporation does not expect to make any contributions to the Curtiss-Wright Pension Plan in 2021. Contributions to the foreign benefit plans are not expected to be material in 2021. During the nine months ended September 30, 2020, the Corporation made a $150 million voluntary contribution to the Curtiss-Wright Pension Plan.

During the three and nine months ended September 30, 2021, the Company recognized settlement charges related to the retirement of former executives. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2021, the expense relating to the plan was $4.6 million and $14.2 million, respectively. During the three and nine months ended September 30, 2020, the expense relating to the plan was $4.5 million and $14.8 million,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. The Corporation made $16.4 million in contributions to the plan during the nine months ended September 30, 2021, and expects to make total contributions of approximately $19.0 million in 2021.

11.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Basic weighted-average shares outstanding	40,769	41,545	40,865	41,926
Dilutive effect of stock options and deferred stock compensation	181	252	175	264
Diluted weighted-average shares outstanding	40,950	41,797	41,040	42,190

There were no anti-dilutive equity-based awards for the three months ended September 30, 2021. For the nine months ended September 30, 2021, approximately 41,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive equity-based awards for three and nine months ended September 30, 2020.

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
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net sales
Aerospace & Industrial	$197,060	$189,021	$578,452	$593,654
Defense Electronics	182,314	148,674	528,080	428,912
Naval & Power	242,891	234,613	737,967	702,662
Less: Intersegment revenues	(1,646)	(694)	(5,326)	(2,336)
Total consolidated	$620,619	$571,614	$1,839,173	$1,722,892

Operating income (expense)
Aerospace & Industrial	$30,872	$23,880	$81,874	$65,635
Defense Electronics	40,762	35,103	106,656	83,902
Naval & Power	35,483	33,367	116,635	90,623
Corporate and other (1)	(9,448)	(7,777)	(27,847)	(27,792)
Total consolidated	$97,669	$84,573	$277,318	$212,368

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Total operating income	$97,669	$84,573	$277,318	$212,368
Interest expense	9,955	9,055	30,094	25,059
Other income, net	3,627	5,417	8,910	6,844
Earnings before income taxes	$91,341	$80,935	$256,134	$194,153

(In thousands)	September 30, 2021	December 31, 2020
Identifiable assets
Aerospace & Industrial	$1,013,184	$1,020,294
Defense Electronics	1,560,252	1,542,686
Naval & Power	1,281,365	1,255,325
Corporate and Other	208,285	175,445
Assets held for sale	20,215	27,584
Total consolidated	$4,083,301	$4,021,334

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive income (loss) before reclassifications (1)	41,282	(44,513)	(3,231)
Amounts reclassified from accumulated other comprehensive loss (1)	—	17,649	17,649
Net current period other comprehensive loss	41,282	(26,864)	14,418
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive loss before reclassifications (1)	(12,990)	(3,442)	(16,432)
Amounts reclassified from accumulated other comprehensive loss (1)	—	18,478	18,478
Net current period other comprehensive income (loss)	(12,990)	15,036	2,046
September 30, 2021	$(101,727)	$(207,083)	$(308,810)
(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$648	Other income, net
Amortization of actuarial losses	(21,705)	Other income, net
Settlements	(3,310)	Other income, net
	(24,367)	Earnings before income taxes
	5,889	Provision for income taxes
Total reclassifications	$(18,478)	Net earnings

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2021 and December 31, 2020, there were $22.3 million and $21.1 million of stand-by letters of credit outstanding, respectively, and $4.8 million and $5.6 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

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

In June 2021, the Corporation and WEC participated in non-binding mediation in an effort to settle all open disputes under the U.S. and China contracts. The mediation efforts were ultimately unsuccessful. WEC has filed a notice of arbitration in regard to the China contract, asserting that it is entitled to liquidated damages of $25 million. Additionally, WEC has also filed claims in Georgia claiming damages on the U.S. contract. The Corporation believes that it has adequate legal defenses and intends to vigorously defend these matters. The Corporation is also aggressively pursuing a counterclaim against WEC.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As it relates to the U.S. contract, the range of possible loss is $0 to $31 million. The Corporation believes that the likelihood of any potential liability stemming from liquidated damages on the U.S. contract is remote. As it relates to the China contract, the range of possible loss is $0 to $25 million. As of September 30, 2021, the Corporation believes that it is adequately accrued regarding this matter, and that the ultimate resolution will not have a significant impact on its condensed consolidated financial statements.

15. RESTRUCTURING COSTS

During the year ended December 31, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which included workforce reductions and consolidation of facilities, were substantially completed as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the restructuring liability associated with these restructuring activities was $1.1 million and $6.9 million, respectively, with such liability expected to be substantially settled as of December 31, 2021. These balances are reported within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

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

COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The pandemic has adversely affected certain elements of our business, including our supply chain, transportation networks, and production levels. The extent to which COVID-19 continues to adversely impact our operations depends on future developments, including the impact of the global rollout of COVID-19 vaccines, the emergence and impact of any new COVID-19 variants, as well as the issuance of vaccine mandates by the Biden administration. However, given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19 or any of its variants. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Revolving Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through the current year and beyond.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2021. The financial information as of September 30, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our Form 10-K.

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

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” excludes the effects of restructuring-related expenses, impairment of assets held for sale, and foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Sales
Aerospace & Industrial	$196,296	$188,768	4%	$576,340	$592,907	(3%)
Defense Electronics	181,504	148,324	22%	525,067	427,518	23%
Naval & Power	242,819	234,522	4%	737,766	702,467	5%
Total sales	$620,619	$571,614	9%	$1,839,173	$1,722,892	7%

Operating income
Aerospace & Industrial	$30,872	$23,880	29%	$81,874	$65,635	25%
Defense Electronics	40,762	35,103	16%	106,656	83,902	27%
Naval & Power	35,483	33,367	6%	116,635	90,623	29%
Corporate and other	(9,448)	(7,777)	(21%)	(27,847)	(27,792)	—%
Total operating income	$97,669	$84,573	15%	$277,318	$212,368	31%

Interest expense	9,955	9,055	(10%)	30,094	25,059	(20%)
Other income, net	3,627	5,417	(33%)	8,910	6,844	30%

Earnings before income taxes	91,341	80,935	13%	256,134	194,153	32%
Provision for income taxes	(21,638)	(16,315)	(33%)	(65,554)	(46,754)	(40%)
Net earnings	$69,703	$64,620		$190,580	$147,399

Restructuring-related expenses	$—	$11,166	NM	$—	28,545	NM

New orders	$627,015	$558,899	12%	$1,896,190	$1,748,949	8%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	1%	7%	—%	19%
Acquisitions	7%	9%	6%	6%
Impairment of assets held for sale	—%	(10%)	—%	(4%)
Restructuring	—%	13%	—%	13%
Foreign currency	1%	(4%)	1%	(3%)
Total	9%	15%	7%	31%

Sales in the third quarter increased $49 million, or 9%, to $621 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $8 million, $33 million, and $8 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2021 increased $116 million, or 7%, to $1,839 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments increased $98 million and $35 million, respectively, with sales from the Aerospace & Industrial segment decreasing $17 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter increased $13 million, or 15%, to $98 million, and operating margin increased 90 basis points to 15.7% compared with the same period in 2020. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales in the general industrial market, as well as the benefits from our ongoing operational excellence and prior year restructuring initiatives. Operating income in the Defense Electronics segment increased primarily due to the incremental impact of our PacStar acquisition, as well as the benefits from our ongoing operational excellence and prior year restructuring initiatives, partially offset by higher research and development costs and unfavorable foreign currency translation. Operating margin in the Defense Electronics segment was negatively impacted by first year purchase accounting costs from our PacStar acquisition. In the Naval & Power segment, increases in operating income and operating margin were primarily due to current year savings recognized as a result of prior year restructuring actions. These increases were partially offset by an impairment loss of $9 million on assets held for sale in our industrial valves business in Germany, as well as unfavorable mix in the power & process market.

Operating income during the nine months ended September 30, 2021 increased $65 million, or 31%, to $277 million and operating margin increased 280 basis points to 15.1%, compared with the same period in 2020. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to the benefits from our ongoing operational excellence and prior year restructuring initiatives, as well as favorable overhead absorption on higher general industrial sales. Operating income in the Defense Electronics segment increased primarily due to the benefits from our ongoing operational excellence and prior year restructuring initiatives, the incremental impact of our PacStar acquisition, as well as the absence of first year purchase accounting costs from our 901D acquisition. These increases were partially offset by higher research and development costs and unfavorable foreign currency translation. Operating margin in the Defense Electronics segment was negatively impacted by first year purchase accounting costs from our PacStar acquisition. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption and current year savings recognized as a result of our prior year restructuring initiatives. These increases were partially offset by an impairment loss of $9 million on assets held for sale in our industrial valves business in Germany.

Non-segment operating expense in the third quarter increased $2 million, or 21%, to $9 million, primarily due to higher corporate costs in the current period. Non-segment operating expense during the nine months ended September 30, 2021 of $28 million was essentially flat compared to the prior year period.

Interest expense in the third quarter and nine months ended September 30, 2021 increased $1 million, or 10%, to $10 million, and $5 million, or 20%, to $30 million, respectively, primarily due to the issuance of $300 million Senior Notes in August 2020.

Other income, net in the third quarter decreased $2 million, or 33%, to $4 million, primarily due to higher pension costs in the current period.

Other income, net during the nine months ended September 30, 2021 increased $2 million, or 30%, to $9 million primarily due to the prior year recognition of accumulated foreign currency translation losses of $10 million related to the substantial liquidation of our Norwegian subsidiary. This increase was partially offset by higher pension costs, including one-time pension settlement charges recognized in the current year period related to the retirement of former executives.

The effective tax rate of 23.7% in the third quarter increased compared to an effective tax rate of 20.2% in the prior year period. The effective tax rate of 25.6% for the nine months ended September 30, 2021 increased as compared to an effective tax rate of 24.1%. Increases in both of the comparable periods were primarily due to a provisional charge related to an impairment loss recognized on assets held for sale during the current year period, which is not deductible for tax purposes.

Comprehensive income in the third quarter was $58 million, compared to comprehensive income of $96 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $5 million, primarily due to higher operating income.
•Foreign currency translation adjustments in the third quarter resulted in a $16 million comprehensive loss, compared to a $28 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Comprehensive income during the nine months ended September 30, 2021 was $193 million, compared to comprehensive income of $162 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $43 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the nine months ended September 30, 2021 resulted in a $13 million comprehensive loss, compared to a $2 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the Euro.

New orders in the third quarter and nine months ended September 30, 2021 increased $68 million and $147 million, respectively, from the comparable prior year periods, primarily due to an increase in new orders for industrial vehicles and sensors and actuation equipment in the Aerospace & Industrial segment, as well as the incremental impact of our PacStar acquisition in the Defense Electronics segment. These increases were partially offset by the timing of naval defense orders in the Naval & Power segment.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Sales	$196,296	$188,768	4%	$576,340	$592,907	(3%)
Operating income	30,872	23,880	29%	81,874	65,635	25%
Operating margin	15.7%	12.7%	300 bps	14.2%	11.1%	310 bps
Restructuring-related expenses	$—	$3,183	NM	$—	$9,052	NM
New orders	$206,066	$170,038	21%	$628,006	$495,445	27%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	3%	19%	(5%)	12%
Restructuring	—%	13%	—%	14%
Foreign currency	1%	(3%)	2%	(1%)
Total	4%	29%	(3%)	25%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales in the third quarter increased $8 million, or 4%, to $196 million from the prior year period. Sales in the general industrial market increased $14 million, primarily due to higher industrial vehicle sales. This increase was partially offset by lower sales in the commercial aerospace market, primarily due to the exit of our build-to-print product line in the fourth quarter of 2020.

Sales during the nine months ended September 30, 2021 decreased $17 million, or 3%, to $576 million from the prior year period, primarily due to the impact of the COVID-19 pandemic on the commercial aerospace market. In the commercial aerospace market, sales decreased $56 million, the majority of which occurred in the first quarter of 2021 due to lower demand for actuation and sensors equipment as well as surface treatment services. Sales in the commercial aerospace market were also

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

negatively impacted by the exit of our build-to-print product line in the fourth quarter of 2020. These decreases were partially offset by sales increases of $42 million in the general industrial market, primarily due to higher demand for industrial vehicle products and surface treatment services.

Operating income in the third quarter increased $7 million, or 29%, to $31 million from the prior year period, and operating margin increased 300 basis points to 15.7%. Operating income during the nine months ended September 30, 2021 increased $16 million, or 25%, to $82 million from the prior year period, and operating margin increased 310 basis points to 14.2%. The increases in operating income and operating margin for each of the respective periods were primarily due to favorable overhead absorption on higher sales in the general industrial market, as well as the benefits from our ongoing operational excellence and prior year restructuring initiatives.

New orders in the third quarter and nine months ended September 30, 2021 increased $36 million and $133 million, respectively, from the comparable prior year periods, primarily due to an increase in new orders for industrial vehicles as well as higher demand for sensors and actuation equipment.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Sales	$181,504	$148,324	22%	$525,067	$427,518	23%
Operating income	40,762	35,103	16%	106,656	83,902	27%
Operating margin	22.5%	23.7%	(120 bps)	20.3%	19.6%	70 bps
Restructuring-related expenses	$—	$586	NM	$—	$3,056	NM
New orders	$170,771	$144,883	18%	$527,862	$458,779	15%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	(2%)	(2%)	14%
Acquisitions	25%	21%	25%	16%
Restructuring	—%	1%	—%	4%
Foreign currency	—%	(4%)	—%	(7%)
Total	22%	16%	23%	27%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the third quarter increased $33 million, or 22%, to $182 million from the prior year period, primarily due to the incremental impact of our PacStar acquisition in the ground defense market, which contributed sales of $37 million. This increase was partially offset by lower sales on fighter jets in the aerospace defense market.

Sales during the nine months ended September 30, 2021 increased $98 million, or 23%, to $525 million from the prior year period, primarily due to the incremental impact of our PacStar acquisition in the ground defense market, which contributed sales of $102 million. Higher sales of avionics and test equipment in the commercial aerospace market were essentially offset by the timing of sales on embedded computing equipment on various programs in the aerospace defense market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter increased $6 million, or 16%, to $41 million compared to the prior year period, while operating margin decreased 120 basis points from the prior year period to 22.5%. The increase in operating income was primarily due to the incremental impact of our PacStar acquisition as well as the benefits from our ongoing operational excellence and prior year restructuring initiatives, partially offset by higher research and development costs and unfavorable foreign currency translation. Operating margin was negatively impacted by first year purchase accounting costs from our PacStar acquisition.

Operating income during the nine months ended September 30, 2021 increased $23 million, or 27%, to $107 million, and operating margin increased 70 basis points from the prior year period to 20.3%. The increase in operating income was primarily due to the benefits from our ongoing operational excellence and prior year restructuring initiatives, the incremental impact of our PacStar acquisition, as well as the absence of first year purchase accounting costs from our 901D acquisition. These increases were partially offset by higher research and development costs and unfavorable foreign currency translation. Operating margin was negatively impacted by first year purchase accounting costs from our PacStar acquisition.

New orders in the third quarter and nine months ended September 30, 2021 increased $26 million and $69 million, respectively, from the comparable prior year periods, primarily due to the incremental impact of our PacStar acquisition. These increases were partially offset by the timing of naval defense and aerospace defense orders.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Sales	$242,819	$234,522	4%	$737,766	$702,467	5%
Operating income	35,483	33,367	6%	116,635	90,623	29%
Operating margin	14.6%	14.2%	40 bps	15.8%	12.9%	290 bps
Restructuring-related expenses	$—	$7,397	NM	$—	$16,437	NM
New orders	$250,178	$243,978	3%	$740,322	$794,725	(7%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021 vs. 2020		2021 vs. 2020
	Sales	Operating Income	Sales	Operating Income
Organic	3%	11%	4%	22%
Impairment of assets held for sale	—%	(26%)	—%	(10%)
Restructuring	—%	22%	—%	18%
Foreign currency	1%	(1%)	1%	(1%)
Total	4%	6%	5%	29%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets.

Sales in the third quarter increased $8 million, or 4%, to $243 million from the prior year period. In the naval defense market, sales increased $11 million primarily due to higher production on the CVN-81 aircraft carrier and Virginia-class submarine programs. This increase was partially offset by the timing of production on the China Direct AP1000 program in the power & process market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2021 increased $35 million, or 5%, to $738 million from the prior year period. In the naval defense market, sales increased $42 million primarily due to increased production on the CVN-81 aircraft carrier and Virginia-class submarine programs, as well as higher service center and foreign military sales. This increase was partially offset by the timing of production on the China Direct AP1000 program and lower nuclear aftermarket sales in the power & process market.

Operating income in the third quarter increased $2 million, or 6%, to $35 million, and operating margin increased 40 basis points from the prior year period to 14.6%, primarily due to current year savings recognized as a result of prior year restructuring actions. These increases were partially offset by an impairment loss of $9 million on assets held for sale in our industrial valves business in Germany as well as unfavorable mix in the power & process market.

Operating income during the nine months ended September 30, 2021 increased $26 million, or 29%, to $117 million, and operating margin increased 290 basis points from the prior year period to 15.8%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, current year savings recognized as a result of our prior year restructuring initiatives, and the absence of prior period transition costs associated with our DRG facility. These increases were partially offset by an impairment loss of $9 million on assets held for sale in our industrial valves business in Germany.

New orders in the third quarter increased $6 million from the comparable prior year period, as higher demand for industrial valve products was partially offset by the timing of naval defense orders. New orders during the nine months ended September 30, 2021 decreased $54 million from the comparable prior year period, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	% change	2021	2020	% change
Aerospace & Defense markets:
Aerospace Defense	$116,853	$121,987	(4%)	$327,846	$333,120	(2%)
Ground Defense	55,124	20,519	169%	159,091	63,205	152%
Naval Defense	175,800	165,524	6%	531,429	496,157	7%
Commercial Aerospace	67,461	70,943	(5%)	196,285	242,708	(19%)
Total Aerospace & Defense	$415,238	$378,973	10%	$1,214,651	$1,135,190	7%

Commercial markets:
Power & Process	$112,736	$113,919	(1%)	$343,573	$350,632	(2%)
General Industrial	92,645	78,722	18%	280,949	237,070	19%
Total Commercial	$205,381	$192,641	7%	$624,522	$587,702	6%

Total Curtiss-Wright	$620,619	$571,614	9%	$1,839,173	$1,722,892	7%

Aerospace & Defense markets
Sales in the third quarter increased $36 million, or 10%, to $415 million against the comparable prior year period, primarily due to higher sales in the ground defense and naval defense markets. The ground defense market benefited from the impact of our PacStar acquisition, which contributed incremental sales of $38 million. Sales in the naval defense market increased primarily due to higher production on the CVN-81 aircraft carrier and Virginia-class submarine programs. These increases were partially offset by lower sales on fighter jets in the aerospace defense market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2021 increased $79 million, or 7%, to $1,215 million, primarily due to higher sales in the ground defense and naval defense markets. The ground defense market benefited from the impact of our PacStar acquisition, which contributed incremental sales of $102 million. In the naval defense market, sales benefited from higher production on the CVN-81 aircraft carrier and Virginia-class submarine programs. These increases were partially offset by lower sales in the commercial aerospace market during the first quarter of 2021 due to a pandemic-driven decline in demand for sensors products and surface treatment services. Sales in the commercial aerospace market were also negatively impacted by the exit of our build-to-print product line in the fourth quarter of 2020.

Commercial markets
Sales in the third quarter increased $13 million, or 7%, to $205 million primarily due to higher demand for our industrial vehicle products in the general industrial market.

Sales during the nine months ended September 30, 2021 increased $37 million, or 6%, to $625 million primarily due to higher demand for our industrial vehicle products in the general industrial market. This increase was partially offset by the timing of production on the China Direct AP1000 program and lower nuclear aftermarket sales in the power & process market.

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

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Cash provided by (used for):
Operating activities	$155,761	$3,784
Investing activities	(29,809)	(115,918)
Financing activities	(84,406)	157,945
Effect of exchange-rate changes on cash	(5,378)	(10,023)
Net increase in cash and cash equivalents	36,168	35,788

Net cash provided by operating activities increased $152 million from the prior year period, primarily due to a prior year voluntary pension contribution of $150 million, lower inventory receipts and disbursements, as well as higher net earnings during the current period. This increase was partially offset by higher outstanding receivables during the current period.

Net cash used for investing activities decreased $86 million from the comparable prior year period, primarily due to prior period acquisitions and lower current period capital expenditures. The Corporation acquired two businesses during the nine months ended September 30, 2020 for $82 million in cash paid. The Corporation did not make any acquisitions during the nine months ended September 30, 2021. Capital expenditures for the nine months ended September 30, 2021 and September 30, 2020 were $28 million and $36 million, respectively, with the decrease primarily due to lower capital spending during the current period as well as lower current period investment related to the new DRG facility.

Financing Activities

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Debt

The Corporation’s debt outstanding had an average interest rate of 3.6% for both the three and nine months ended September 30, 2021, and 3.3% and 3.4% for the three and nine months ended September 30, 2020, respectively. The Corporation’s average debt outstanding was $1,050 million and $1,056 million for the three and nine months ended September 30, 2021, respectively, and $939 million and $875 million for the three and nine months ended September 30, 2020, respectively.

Credit Agreement

As of September 30, 2021, the Corporation had no outstanding borrowings under the 2018 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and $22 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of September 30, 2021 was $478 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2021, the Corporation used $79 million of cash to repurchase approximately 0.6 million outstanding shares under its share repurchase program. During the nine months ended September 30, 2020, the Corporation used $137 million of cash to repurchase approximately 1.4 million outstanding shares under its share repurchase program.

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

Dividends

The Corporation made dividend payments of $14 million during both the nine months ended September 30, 2021 and September 30, 2020.

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

As of September 30, 2021, we had the ability to borrow additional debt of $1.7 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2021.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2020 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2021 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2021, except as set forth in the Risk Factors below. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2020 Annual Report on Form 10-K.

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

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19, or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination, with exemptions only for medical or religious reasons. It is not currently possible to predict with any certainty the exact impact of the OSHA ETS on the Corporation, which has not yet been issued, or the requirements for government contractors and their subcontractors. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profitability. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials, whereby our results of operations and financial condition could be adversely affected.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2021.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	35,522	118.23	238,368	$171,542,074
August 1 - August 31	36,793	119.58	275,161	167,142,412
September 1 - September 30	373,690	123.36	648,851	521,045,368
For the quarter ended September 30, 2021	446,005	122.64	648,851	$521,045,368

In September 2021, the Corporation adopted a written trading plan in connection with its share repurchase program, which allows for the purchase of its outstanding common stock up to $550 million. The Corporation plans to repurchase at least $250 million of its common stock via a 10b5-1 program during the 2021 calendar year.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2021. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Recommendations and Nominations for Director” of our 2021 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2020 Annual Report on Form 10-K.

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
Dated: November 4, 2021